Form 10-Q
period 2015-09-30
Santander Holdings USA, Inc.
filed 2015-11-13
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock (no par value)	530,391,043 shares

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

•
inflation, interest rate, market and monetary fluctuations, which may, among other things, reduce net interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), enacted in July 2010, which is a significant development for the industry, the full impact of which will not be known until the rule-making processes mandated by the legislation are complete, although the impact has involved and will involve higher compliance costs that have affected and will affect SHUSA’s revenue and earnings negatively;

•
competitors of SHUSA that may have greater financial resources or lower costs, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the costs and effects of regulatory or judicial proceedings;

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;

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

2015 Amendment: OCC consent order signed by Santander Bank, National Association on June 16, 2015 which amended prior orders signed by Santander Bank, National Association and the Office of the Comptroller of the Currency on April 13, 2011 and January 7, 2013
GCB: Global Corporate Banking
ABS: Asset-backed securities	GSE: Government-sponsored entities
ACL: Allowance for credit losses	IHC: U.S. intermediate holding company
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	IPO: Initial public offering
ASC: Accounting Standards Codification	IRS: Internal Revenue Service
ASU: Accounting Standards Update	ISDA: International Swaps and Derivatives Association, Inc.
Bank: Santander Bank, National Association	Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013.
BB&T: BB&T Corp.	LCR: Liquidity coverage ratio
BHC: Bank holding company	LHFS: Loans held-for-sale
BNY Mellon: Bank of New York Mellon	LIBOR: London Interbank Offered Rate
BOLI: Bank-owned life insurance	LTD: Long-term debt
Brokers: Independent parties	LTV: Loan-to-value
CBP: Citizens Bank of Pennsylvania	MBS: Mortgage-backed securities
CCAR: Comprehensive Capital Analysis and Review	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CD: Certificate(s) of deposit	MSR: Mortgage servicing right
CEVF: Commercial equipment vehicle funding	MVE: Market value of equity
CET1: Common equity tier 1	NCI: Non-controlling interest
CFPB: Consumer Financial Protection Bureau	NMD: Non-maturity deposits
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	NPL: Non-performing loans
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	NPR: Notice or proposed rulemaking
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	NSFR: Net stable funding ratio
Chrysler Group: Chrysler Group LLC (FCA US LLC as of December 14, 2014)	OCC: Office of the Comptroller of the Currency
CID: Civil investigative demand	OEM: Original equipment manufacturer
CLO: Collateralized loan obligations	OIS: Overnight indexed swap
CLTV: Combined loan-to-value	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
CMO: Collateralized mortgage obligation	OREO: Other real estate owned
CODM: Chief Operating Decision Maker	OTS: Office of Thrift Supervision
Company: Santander Holdings USA, Inc.	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	OTTI: Other-than-temporary impairment
CPR: Changes in anticipated loan prepayment rates	REIT: Real estate investment trust
DCF: Discounted cash flow	RV: Recreational vehicle
DDFS: Dundon DFS LLC	RWA: Risk weight assets
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	S&P: Standard & Poor's
DOJ: Department of Justice	Santander: Banco Santander, S.A.

DOJ Order: Consent order signed by SCUSA with the DOJ on February 25, 2015 that resolved claims related to certain of SCUSA's repossession and collection activities.	Santander NY: New York branch of Banco Santander, S.A.
DTI: Debt-to-income	Santander UK: Santander UK plc
ECOA: Equal Credit Opportunity Act	SBNA: Santander Bank, National Association
EPS: Enhanced Prudential Standards	SCF: Statement of Cash Flows
Exchange Act: Securities Exchange Act of 1934, as amended	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
FASB: Financial Accounting Standards Board	SCUSA Common Stock: Common shares of SCUSA
FBO: Foreign banking organization	SDART: Santander Drive Auto Receivables Trust, a SCUSA securitization platform
FDIC: Federal Deposit Insurance Corporation	SDGT: Specially Designated Global Terrorist
Federal Reserve: Board of Governors of the Federal Reserve System	SEC: Securities and Exchange Commission
FHLB: Federal Home Loan Bank	Securities Act: Securities Act of 1933, as amended
FHLMC: Federal Home Loan Mortgage Corporation	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SCUSA, SCUSA, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A on July 2, 2015.
FICO: Fair Isaac Corporation® credit scoring model	SHUSA: Santander Holdings USA, Inc.
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SPE: Special purpose entity
FNMA: Federal National Mortgage Association	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FOMC: Federal Open Market Committee	Steck Lawsuit: purported securities class action lawsuit filed against SCUSA on August 26, 2014.
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FSB: Financial Stability Board	TLAC: Total loss absorbing capacity
FVO: Fair value option	Trusts: Securitization trusts
GAAP: Accounting principles generally accepted in the United States of America	VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Cash and cash equivalents	$4,669,373	$2,234,725
Investment securities:
Available-for-sale at fair value	21,051,184	15,908,078
Trading securities at fair value	—	833,936
Other investments	999,232	816,991
Loans held for investment (1) (5)	78,709,721	76,032,562
Allowance for loan losses (5)	(2,912,346)	(2,108,817)
Net loans held for investment	75,797,375	73,923,745
Loans held-for-sale (2)	2,990,708	260,252
Premises and equipment, net (3)	881,468	854,671
Leased vehicles, net (5)(6)	8,084,712	6,638,115
Accrued interest receivable (5)	586,350	559,962
Equity method investments	268,213	227,991
Goodwill	8,892,011	8,892,011
Intangible assets	686,457	735,488
Bank-owned life insurance	1,716,353	1,686,491
Restricted cash (5)	2,431,103	2,024,838
Other assets (4) (5)	1,811,214	2,829,850
TOTAL ASSETS	$130,865,753	$118,427,144
LIABILITIES
Accrued expenses and payables	$1,691,565	$1,902,278
Deposits and other customer accounts	55,543,255	52,474,007
Borrowings and other debt obligations (5)	48,371,320	39,679,382
Advance payments by borrowers for taxes and insurance	210,285	167,670
Deferred tax liabilities, net	1,217,066	1,025,948
Other liabilities (5)	595,527	673,764
TOTAL LIABILITIES	107,629,018	95,923,049
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at September 30, 2015 and at December 31, 2014, respectively)	14,717,564	14,729,609
Accumulated other comprehensive loss	(68,873)	(96,410)
Retained earnings	4,111,611	3,714,642
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,955,747	18,543,286
Noncontrolling interest	4,280,988	3,960,809
TOTAL STOCKHOLDER'S EQUITY	23,236,735	22,504,095
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$130,865,753	$118,427,144

(1) Loans held for investment includes $374.2 million and $845.9 million of loans recorded at fair value at September 30, 2015 and December 31, 2014, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $804.6 million and $638.0 million at September 30, 2015 and December 31, 2014, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $143.5 million and 145.0 million at September 30, 2015 and December 31, 2014, respectively, for which the Company has elected the FVO. See Note 9 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $1.6 billion and $857.7 million at September 30, 2015 and December 31, 2014, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
INTEREST INCOME:
Loans	$1,884,226	$1,822,275	$5,690,548	$4,948,106
Interest-earning deposits	2,518	2,250	5,337	5,811
Investment securities:
Available-for-sale	85,293	61,290	239,755	183,158
Other investments	10,787	9,205	39,880	26,950
TOTAL INTEREST INCOME	1,982,824	1,895,020	5,975,520	5,164,025
INTEREST EXPENSE:
Deposits and other customer accounts	65,605	53,952	194,191	151,708
Borrowings and other debt obligations	233,957	215,592	681,814	624,702
TOTAL INTEREST EXPENSE	299,562	269,544	876,005	776,410
NET INTEREST INCOME	1,683,262	1,625,476	5,099,515	4,387,615
Provision for credit losses	854,180	1,013,357	2,728,118	2,034,721
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	829,082	612,119	2,371,397	2,352,894
NON-INTEREST INCOME:
Consumer fees	119,902	93,451	324,119	273,128
Commercial fees	44,940	44,515	133,766	130,044
Mortgage banking income, net	31,317	97,576	85,484	127,285
Equity method investments (loss)/income, net	1,624	(4,619)	(5,543)	7,607
Bank-owned life insurance	15,590	13,373	44,430	44,536
Lease income	486,510	269,966	1,328,401	651,458
Miscellaneous income	138,071	129,433	376,630	469,295
TOTAL FEES AND OTHER INCOME	837,954	643,695	2,287,287	1,703,353
OTTI recognized in earnings	—	—	(1,092)	—
Gain on Change in Control	—	—	—	2,428,539
Net (loss)/gain on sale of investment securities	(1,993)	131	18,363	11,480
Net (loss)/gain recognized in earnings	(1,993)	131	17,271	2,440,019
TOTAL NON-INTEREST INCOME	835,961	643,826	2,304,558	4,143,372
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	365,071	290,665	1,012,887	894,051
Occupancy and equipment expenses	128,990	117,697	397,769	350,788
Technology expense	43,534	40,806	130,690	124,874
Outside services	80,688	57,870	184,588	136,979
Marketing expense	25,731	11,858	57,913	37,077
Loan expense	89,944	80,392	296,135	237,691
Lease expense	384,276	208,879	1,068,137	508,038
Other administrative expenses	93,190	111,576	257,850	240,764
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,211,424	919,743	3,405,969	2,530,262
OTHER EXPENSES:
Amortization of intangibles	15,887	17,730	49,031	50,670
Deposit insurance premiums and other expenses	13,809	14,967	42,987	43,937
Loss on debt extinguishment	—	8,311	—	11,946
Investment expense on qualified affordable housing projects	35	—	119	—
Impairment of long-lived assets	—	—	—	97,546
TOTAL OTHER EXPENSES	29,731	41,008	92,137	204,099
INCOME BEFORE INCOME TAXES	423,888	295,194	1,177,849	3,761,905
Income tax provision	241,764	36,102	474,708	1,285,855
NET INCOME INCLUDING NONCONTROLLING INTEREST	182,124	259,092	703,141	2,476,050
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	100,237	54,420	295,222	298,633
NET INCOME ATTRIBUTABLE TO SHUSA	$81,887	$204,672	$407,919	$2,177,417
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$182,124	$259,092	$703,141	$2,476,050
OTHER COMPREHENSIVE INCOME / LOSS, NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(27,713)	17,381	(35,614)	24,022
Net unrealized gains/(losses) on available-for-sale investment securities, net of tax	83,722	(17,697)	61,479	111,291
Pension and post-retirement actuarial gain, net of tax	620	272	1,672	1,107
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	56,629	(44)	27,537	136,420
COMPREHENSIVE INCOME	$238,753	$259,048	$730,678	$2,612,470
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	100,237	54,420	295,222	298,633
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$138,516	$204,628	$435,456	$2,313,837

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983
Comprehensive income	—	—	—	136,420	2,177,417	—	2,313,837
SCUSA Change in Control(1)	—	—	—	—	—	3,872,370	3,872,370
Issuance of common stock	10,084		2,521,000	—	—	—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—	—	(1,207)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2014	530,391	$195,445	$14,729,609	$(117,948)	$3,560,557	$3,872,370	$22,240,033
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,714,642	$3,960,809	$22,504,095
Comprehensive income	—	—	—	27,537	407,919	—	435,456
Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	295,222	295,222
Impact of SCUSA Stock Option Activity	—	—	(13,946)	—	—	24,957	11,011
Stock issued in connection with employee benefit and incentive compensation plans	—	—	1,901	—	—	—	1,901
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2015	530,391	$195,445	$14,717,564	$(68,873)	$4,111,611	$4,280,988	$23,236,735

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$703,141	$2,476,050
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	—	(2,291,003)
Net gain on sale of SCUSA shares	—	(137,536)
Gain on sale of branches	—	(10,648)
Provision for credit losses	2,728,118	2,034,721
Deferred taxes	224,417	890,534
Depreciation, amortization and accretion	116,205	(291,638)
Net gain on sale of loans	(102,909)	(190,388)
Net gain on sale of investment securities	(18,363)	(11,480)
Gain on residential loan securitizations	(9,373)	(37,905)
Net gain on sale of leased vehicles	(22,548)	(4,570)
OTTI recognized in earnings	1,092	—
Loss on debt extinguishment	—	11,946
Net loss/(gain) on real estate owned and premises and equipment	426	(2,384)
Stock-based compensation	23,156	3,312
Equity (earnings)/loss on equity method investments	5,543	(7,607)
Originations of loans held-for-sale, net of repayments	(5,565,455)	(3,604,794)
Proceeds from sales of loans held-for-sale	4,674,352	3,996,244
Purchases of trading securities	(390,192)	(211,590)
Proceeds from sales of trading securities	823,801	88,718
Net change in:
Other assets and bank-owned life insurance	355,987	238,384
Other liabilities	180,929	379,165
Other	—	14,760
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,728,327	3,332,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	2,751,790	311,019
Proceeds from prepayments and maturities of available-for-sale investment securities	3,748,529	1,711,253
Purchases of available-for-sale investment securities	(11,010,911)	(3,852,941)
Proceeds from sales of other investments	293,016	263,059
Proceeds from maturities of other investments	—	20,000
Purchases of other investments	(451,634)	(265,411)
Net change in restricted cash	(236,121)	(286,806)
Proceeds from sales of loans held for investment	1,842,583	1,555,557
Proceeds from the sales of equity method investments	14,988	—
Distributions from equity method investments	11,708	6,454
Contributions to equity method investments	(89,994)	(18,566)
Purchases of loans held for investment	(1,753,931)	(1,147,709)
Net change in loans other than purchases and sales	(7,388,215)	(5,345,759)
Purchases of leased vehicles	(4,738,987)	(4,579,833)
Proceeds from the sale of leased vehicles	1,750,928	410,529
Manufacturer incentives	993,991	564,376
Proceeds from sales of real estate owned and premises and equipment	55,572	50,964
Purchases of premises and equipment	(183,154)	(204,626)
Net cash transferred on the sale of branches	—	(151,286)
Proceeds from sale of SCUSA shares	—	320,145
Cash acquired in SCUSA Change in Control	—	11,076
NET CASH USED IN INVESTING ACTIVITIES	(14,389,842)	(10,628,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	3,069,248	2,034,024
Net change in short-term borrowings	(5,450,000)	66,680
Net proceeds from long-term borrowings	41,022,868	29,068,188
Repayments of long-term borrowings	(34,995,331)	(26,911,107)
Proceeds from FHLB advances (with maturities greater than 90 days)	14,200,000	—
Repayments of FHLB advances (with maturities greater than 90 days)	(4,870,000)	(913,635)
Net change in advance payments by borrowers for taxes and insurance	42,615	20,678
Cash dividends paid to preferred stockholders	(10,950)	(10,949)
Dividends paid to noncontrolling interest	—	(20,668)
Proceeds from the issuance of common stock	87,713	1,787,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,096,163	5,120,496

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,434,648	(2,175,718)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234,725	4,226,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,669,373	$2,051,229

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(134,241)	$(135,644)
Interest paid	904,715	884,032

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	53,024	41,207
Operating leases transferred to repossessed vehicles	27,821	115,466
Loans transferred from held for investment to held for sale, net	3,464,436	(371,377)
Unsettled purchases of investment securities	697,057	—
Conversion of debt to common equity	—	750,000
Liquidation of common equity securities	—	(24,742)
Residential loan securitizations	234,547	1,566,612
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

SHUSA is the parent company of Santander Bank, National Association, (the "Bank"), a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

The Bank’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

SCUSA wholly owns Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a full-service, technology-driven consumer finance company focused on vehicle finance.

On January 22, 2014, SCUSA's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO was consummated, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to Dundon DFS LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Change in Control.

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

On July 2, 2015, the Company announced that it had entered into an agreement with former SCUSA Chief Executive Officer Thomas G. Dundon, DDFS, and Santander related to Mr. Dundon's departure from SCUSA (the “Separation Agreement”). Pursuant to the Separation Agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SCUSA Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SCUSA Common Stock held by DDFS ("the DDFS Shares") represented approximately 9.8% of SCUSA Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Santander is expected to assume the Company’s obligation to purchase the DDFS shares and contribute those shares to SHUSA. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SCUSA Common Stock that were ultimately sold in the Call Transaction. For additional detail regarding this transaction and the Separation Agreement, refer to the Form 8-K the Company filed with the SEC on July 2, 2015 and Note 14 to these Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

See Note 3 to the Consolidated Financial Statements for a detailed discussion of the Company's consolidation of SCUSA in accordance with ASC 805.

Basis of Presentation

These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SCUSA, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company consolidates VIEs for which it is deemed the primary beneficiary. The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to SEC regulations. All intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Statements of Operations, Condensed Statements of Comprehensive Income, Condensed Statements of Stockholder's Equity and Condensed Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Reclassifications and Corrections to Previously Reported Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the consolidated financial condition or results of operations.

The Company has made certain corrections to the September 30, 2014 Condensed Consolidated Statements of Cash Flows and Note 5 thereto. The Company identified and corrected immaterial classification errors with respect to certain cash flows related to loans held for investment, Federal Home Loan Bank ("FHLB") advance repayments and short-term borrowings reported within cash flows in financing activities, as well as classification errors related to certain restricted cash accounts within investing activities. Certain cash flows related to decreases in deferred tax assets have been reclassified from net changes in other liabilities to net changes in other assets within operating cash flows. These changes resulted in increased total cash provided by operating activities and increased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure.

The corrections to Note 5 related to the components of troubled debt restructuring ("TDR") activities for the three-month and nine-month periods ended September 30, 2014. The corrections do not affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2015 and 2014, the Condensed Consolidated Statements of Stockholder's Equity for the nine-month periods ended September 30, 2015 and 2014, or the Condensed Consolidated Balance Sheets at September 30, 2015 and 2014.

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

As of September 30, 2015, with the exception of the items noted in the section "Changes in Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
During the third quarter of 2015, the Company early adopted FASB ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a deduction from the recognized debt liability, and eliminates prior guidance which required that debt issuance costs be recorded as a deferred charge. The Company’s adoption of this ASU resulted in the re-classification of $59.0 million and $30.3 million in debt issuance costs from Other assets to Borrowings as of September 30, 2015 and December 31, 2014, respectively.

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on September 30, 2015 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2015 other than the transactions disclosed within Note 5 of these Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending after December 15, 2017. The amendment should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. This amendment eliminates the requirement to retrospectively account for adjustments to provisional amounts recognized in a business combination. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2015, with earlier adoption permitted for financial statements that have not been issued. Adoption of the amendment by the Company must be on a prospective basis to adjustments to provisional amounts that occur after the effective date. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

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

Consolidated Assets acquired and Liabilities assumed

The Company did not incur any material transaction-related expenses in connection with the Change in Control, and no cash, equity interests, or other forms of consideration were transferred from the Company in connection with the Change in Control. As a result, the Company measured goodwill by reference to the fair value of SCUSA's equity as implied by the IPO price. The following table summarizes these equity related interests in SCUSA which constitute the purchase price and the identified assets acquired and liabilities assumed:

January 28, 2014
(in thousands)
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

The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to 369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented an NCI in SCUSA as of the IPO date, while 159.1 million of the total amount pertains to the post-business combination portion, which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of the total 159.1 million, 82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of stock option awards was estimated using the Black-Scholes option valuation model. The Company also recognized SCUSA's restricted stock awards that were outstanding as of the IPO date at fair value. These shares of restricted stock were granted to certain SCUSA executives on December 28, 2013 and had an aggregate fair value of approximately 12.0 million as of the IPO date. The grant date fair value was determined based on SCUSA's per share prices as of the IPO closing date.

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

Goodwill recognized in connection with the Change in Control is attributable to SCUSA's workforce as well as the experience, proven track record, and strong capabilities of its senior management team. The goodwill associated with the Change in Control was allocated to the SCUSA segment and is not deductible for tax purposes.

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

Proforma Financial Information

The results of SCUSA are included in the Company's results beginning January 28, 2014. The following table summarizes the actual unaudited amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in the Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for the three-month and nine-month periods ended September 30, 2014 as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SCUSA Amounts Included in Results for the		Supplemental Pro Forma Combined (b)
	Three-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2014	Three-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2014
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,585,281	$4,281,311	$2,232,312	$6,239,871
Net Income including Noncontrolling Interest	136,237	710,984	289,417	655,055

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

NOTE 4. INVESTMENT SECURITIES

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$3,191,564	$18,299	$—	$3,209,863
Corporate debt securities	1,554,216	17,224	(8,341)	1,563,099
Asset-backed securities ("ABS")	1,938,581	7,111	(1,041)	1,944,651
Equity securities	10,826	3	(301)	10,528
State and municipal securities	750,946	12,524	(2,148)	761,322
Mortgage-backed securities:
U.S. government agencies - Residential	4,077,361	31,836	(16,724)	4,092,473
U.S. government agencies - Commercial	986,989	10,283	(5,109)	992,163
FHLMC and FNMA - Residential debt securities (1)	8,379,831	46,998	(89,154)	8,337,675
FHLMC and FNMA - Commercial debt securities	138,383	1,402	(427)	139,358
Non-agency securities	52	—	—	52
Total investment securities available-for-sale	$21,028,749	$145,680	$(123,245)	$21,051,184

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,692,838	$2,985	$(56)	$1,695,767
Corporate debt securities	2,159,681	29,630	(6,910)	2,182,401
Asset-backed securities	2,707,207	17,787	(4,591)	2,720,403
Equity securities	10,619	3	(279)	10,343
State and municipal securities	1,790,776	35,071	(2,385)	1,823,462
Mortgage-backed securities:
U.S. government agencies - Residential	2,151,111	1,626	(33,811)	2,118,926
U.S government agencies - Commercial	472,611	183	(7,186)	465,608
FHLMC and FNMA - Residential debt securities	4,971,045	12,817	(129,990)	4,853,872
FHLMC and FNMA - Commercial debt securities	23,929	157	(171)	23,915
Non-agency securities	12,842	539	—	13,381
Total investment securities available-for-sale	$15,992,659	$100,798	$(185,379)	$15,908,078

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

As of September 30, 2015 and December 31, 2014, the Company had investment securities available-for-sale with an estimated fair value of $4.1 billion and $3.5 billion, respectively, pledged as collateral, which was made up of the following: $3.5 billion and $2.6 billion were pledged to secure public fund deposits; $122.6 million and $301.6 million, respectively, were pledged at various independent parties ("Brokers") to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $450.6 million and $560.6 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At September 30, 2015 and December 31, 2014, the Company had $64.5 million and $66.9 million, respectively, of accrued interest related to investment securities which is included in the Accrued Interest Receivable line of the Company's Condensed Consolidated Balance Sheet.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA+ as of September 30, 2015. The largest geographic concentrations of state and local municipal bonds are in Washington, Massachusetts, and Connecticut, which represented 21.4%, 14.5%, and 12.2%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at September 30, 2015 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$676,336	$674,564
Due after 1 year but within 5 years	5,847,161	5,883,134
Due after 5 years but within 10 years	361,297	363,618
Due after 10 years	14,133,129	14,119,340
Total	$21,017,923	$21,040,656

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of September 30, 2015 and December 31, 2014 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$500,998	$(6,427)	$136,932	$(1,914)	$637,930	$(8,341)
Asset-backed securities	143,150	(1,041)	—	—	143,150	(1,041)
Equity securities	376	(2)	9,850	(299)	10,226	(301)
State and municipal securities	203,170	(1,217)	25,430	(931)	228,600	(2,148)
Mortgage-backed securities:
U.S. government agencies - Residential	400,513	(735)	972,042	(15,989)	1,372,555	(16,724)
U.S government agencies - Commercial	216,806	(2,551)	116,893	(2,558)	333,699	(5,109)
FHLMC and FNMA - Residential	1,219,050	(4,080)	2,245,972	(85,074)	3,465,022	(89,154)
FHLMC and FNMA - Commercial	42,195	(427)	—	—	42,195	(427)
Total	$2,726,258	$(16,480)	$3,507,119	$(106,765)	$6,233,377	$(123,245)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US Treasury securities	$298,914	$(56)	$—	$—	$298,914	$(56)
Corporate debt securities	538,108	(3,262)	214,852	(3,648)	752,960	(6,910)
Asset-backed securities	632,936	(1,437)	424,333	(3,154)	1,057,269	(4,591)
Equity securities	55	—	9,879	(279)	9,934	(279)
State and municipal securities	45,128	(90)	192,091	(2,295)	237,219	(2,385)
Mortgage-backed securities:
U.S. government agencies - Residential	415,731	(2,693)	1,348,908	(31,118)	1,764,639	(33,811)
U.S. government agencies - Commercial	281,258	(2,459)	136,269	(4,727)	417,527	(7,186)
FHLMC and FNMA - Residential debt securities	399,176	(2,019)	2,607,695	(127,971)	3,006,871	(129,990)
FHLMC and FNMA - Commercial debt securities	11,269	(171)	—	—	11,269	(171)
Total	$2,622,575	$(12,187)	$4,934,027	$(173,192)	$7,556,602	$(185,379)

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

There was no OTTI recognized in the first quarter of 2015. During the second quarter of 2015, the Company began implementing a strategy to improve the Bank's liquidity by selling non-high-quality liquid assets and reinvesting the funds into high-quality liquid assets. At June 30, 2015, 9 securities totaling a book value of $377 million in an unrealized loss position had not yet been sold. Because the Company could no longer assert that it does not have the intent to sell these securities, the Company determined that the impairment was other-than-temporary. As a result, these securities were written down to fair value, resulting in a $1.1 million OTTI charge. These securities were sold during the third quarter of 2015 for an additional loss of $1.0 million. The Company did not record any OTTI in earnings related to its investment securities in the third quarter of 2015 or in the three-month and nine-month periods ended September 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 277 individual securities at September 30, 2015) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Proceeds from the sales of available-for-sale securities	$497,182	$21,138	$2,751,790	$311,019

Gross realized gains	$533	$131	$23,592	$11,547
Gross realized losses	(2,526)	—	(5,229)	(67)
OTTI	—	—	(1,092)	—
Net realized (losses)/gains	$(1,993)	$131	$17,271	$11,480

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The net loss realized for the three-month period ended September 30, 2015 was primarily comprised of the sale of corporate debt securities with a book value of $63.7 million for a gain of $0.4 million, and the sale of ABS with a book value of $419.6 million for a loss of $1.4 million. The net gain for the nine-month period ended September 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $517.6 million for a gain of $7.0 million, and the sale of ABS with a book value of $683.9 million for a loss of $0.2 million, offset by OTTI of $1.1 million. The net gain realized for the three-month period ended September 30, 2014 was primarily due to the sale of corporate debt securities with a book value of $88.4 million for a gain of $0.1 million. The net gain realized for the nine-month period ended September 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $434.8 million for a gain of $4.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million.

Trading Securities

The Company did not hold any trading securities at September 30, 2015, compared to $833.9 million held at December 31, 2014. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Condensed Consolidated Statement of Operations as the Company utilized trading securities portfolio to economically hedge the MSR portfolio. The realized activity of trading gains and losses related to trading securities are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net gains recognized during the period on trading securities	$—	$1,899	$6,391	$3,386
Less: Net gains recognized during the period on trading securities sold during the period	—	2,047	6,391	3,782
Unrealized losses during the reporting period on trading securities still held at the reporting date	$—	$(148)	$—	$(396)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

As of September 30, 2015, the Company had no trading securities pledged as collateral. As of September 30, 2014, the Company had trading securities with an estimated fair value of $33.0 million pledged as collateral to secure the Bank's customer overnight sweep product.

Other Investments

Other investments at September 30, 2015 were $999.2 million, compared to $817.0 million at December 31, 2014. Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank ("FRB") with aggregate carrying amounts of $975.6 million and $817.0 million as of September 30, 2015 and December 31, 2014, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2015, the Company purchased $208.0 million and $447.9 million of FHLB stock at par, respectively, and redeemed $105.4 million and $344.6 million of FHLB stock at par, respectively. The Company also purchased $3.7 million of FRB stock at par during the nine-month period ended September 30, 2015. The Company did not purchase any FRB stock at par during the three-month period ended September 30, 2015. There was no gain or loss associated with these sales. Other investments also include $23.6 million of Low Income Housing Tax Credit Investments as of September 30, 2015.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for credit losses ("ACL") to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $59.1 billion at September 30, 2015 and $52.5 billion at December 31, 2014.

Loans that the Company intends to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at September 30, 2015 was $3.0 billion, compared to $260.3 million at December 31, 2014. LHFS that are residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. As of September 30, 2015, the Company determined that it no longer intended to hold certain personal lending assets at SCUSA for investment. As a result, $1.9 billion of personal unsecured loans were transferred to held for sale during the third quarter. In connection with this reclassification to held for sale, the Company adjusted the credit loss allowance associated with SCUSA's personal loan portfolio to value the portfolio at the lower of cost or market, and the adjusted credit loss allowance was released through the provision for credit losses; reflected as a charge-off against the credit loss allowance. Future loan originations and purchases under SCUSA’s personal lending platform will also be classified as held for sale.

During the third quarter of 2015, the Company repurchased a portfolio of performing multi-family loans from FNMA for $1.4 billion.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At September 30, 2015 and December 31, 2014, accrued interest receivable on the Company's loans was $521.9 million and $492.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,495,182	10.8%	$8,739,233	11.5%
Commercial and industrial loans	19,361,751	24.6%	17,092,312	22.5%
Multi-family loans	9,600,527	12.2%	8,705,890	11.5%
Other commercial(2)	2,366,742	3.0%	2,084,232	2.7%
Total commercial loans held for investment	39,824,202	50.6%	36,621,667	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,408,164	8.1%	6,773,575	8.9%
Home equity loans and lines of credit	6,155,218	7.9%	6,206,980	8.2%
Total consumer loans secured by real estate	12,563,382	16.0%	12,980,555	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	24,597,860	31.3%	22,430,241	29.5%
Personal unsecured loans	644,548	0.8%	2,696,820	3.5%
Other consumer(3)	1,079,729	1.3%	1,303,279	1.7%
Total consumer loans	38,885,519	49.4%	39,410,895	51.8%
Total loans held for investment(1)	$78,709,721	100.0%	$76,032,562	100.0%
Total loans held for investment:
Fixed rate	$46,983,682	59.7%	$45,425,408	59.7%
Variable rate	31,726,039	40.3%	30,607,154	40.3%
Total loans held for investment(1)	$78,709,721	100.0%	$76,032,562	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $193.1 million as of September 30, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market commercial real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital”, which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" loans includes non-real estate-related commercial and industrial loans. "Multi-family" represents loans for multi-family residential housing units. “Other commercial” primarily represents the CEVF business.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at September 30, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2015	December 31, 2014
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,967,780	$3,218,151
Middle Markets Real Estate	3,965,173	3,743,100
Santander Real Estate Capital	1,562,229	1,777,982
Total commercial real estate	8,495,182	8,739,233
Commercial and industrial loans (3)	19,361,751	17,092,312
Multi-family loans	9,600,527	8,705,890
Other commercial	2,366,742	2,084,232
Total commercial loans held for investment	$39,824,202	$36,621,667

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Excludes zero and $19.1 million of Commercial and Industrial LHFS at September 30, 2015 and December 31, 2014, respectively.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2015	December 31, 2014
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,408,164	$6,773,575
Home equity loans and lines of credit	6,155,218	6,206,980
Total consumer loans secured by real estate	12,563,382	12,980,555
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	24,597,860	22,430,241
Personal unsecured loans(5)	644,548	2,696,820
Other consumer	1,079,729	1,303,279
Total consumer loans held for investment	$38,885,519	$39,410,895

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $280.8 million and $195.7 million of LHFS at September 30, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans exclude $825.8 million and $45.4 million of LHFS at September 30, 2015 and December 31, 2014, respectively.

(5)	Personal unsecured loans exclude $1.9 billion of LHFS at September 30, 2015. There were no personal unsecured loans HFS at December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Three-Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$414,462	$2,584,404	$71,592	$3,070,458
Provision for/ (Recovery of) loan losses	4,824	875,614	(26,258)	854,180
Charge-offs	(45,440)	(1,488,291)	—	(1,533,731)
Recoveries	25,091	496,348	—	521,439
Charge-offs, net of recoveries	(20,349)	(991,943)	—	(1,012,292)
Allowance for loan and lease losses, end of period	$398,937	$2,468,075	$45,334	$2,912,346

Reserve for unfunded lending commitments, beginning of period	$137,641	$—	$—	$137,641
Provision for unfunded lending commitments	—	—	—	—
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$536,578	$2,468,075	$45,334	$3,049,987

	Nine-Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for/ (Recovery of) loan losses	59,745	2,651,063	12,310	2,723,118
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(96,561)	(3,337,089)	—	(3,433,650)
Recoveries	39,264	1,501,914	—	1,541,178
Charge-offs, net of recoveries	(57,297)	(1,835,175)	—	(1,892,472)
Allowance for loan and lease losses, end of period	$398,937	$2,468,075	$45,334	$2,912,346

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	5,000	—	—	5,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$536,578	$2,468,075	$45,334	$3,049,987
Ending balance, individually evaluated for impairment(2)	$56,787	$355,515	$—	$412,302
Ending balance, collectively evaluated for impairment	342,150	2,112,560	45,334	2,500,044

Financing receivables:
Ending balance	$39,824,202	$41,876,227	$—	$81,700,429
Ending balance, evaluated under the fair value option or lower of cost or fair value	—	3,364,866	—	3,364,866
Ending balance, individually evaluated for impairment(2)	367,871	3,661,622	—	4,029,493
Ending balance, collectively evaluated for impairment	39,456,331	34,849,739	—	74,306,070
(1) The "Other" amount represents the impact on the allowance for loan and lease losses in connection with SCUSA classifying approximately $1.0 billion of retail installment contracts ("RICs") as held-for-sale during the first quarter of 2015.
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$359,811	$1,027,044	$39,001	$1,425,856
Provision for / (Recovery of) loan losses	31,506	1,012,355	(10,504)	1,033,357
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(28,680)	(981,519)	—	(1,010,199)
Recoveries	8,841	408,754	—	417,595
Charge-offs, net of recoveries	(19,839)	(572,765)	—	(592,604)
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$170,274	$—	$—	$170,274
Provision for unfunded lending commitments	(20,000)	—	—	(20,000)
Loss on unfunded lending commitments	(633)	—	—	(633)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$521,119	$1,405,414	$28,497	$1,955,030

	Nine-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for / (Recovery of) loan losses	(8,990)	2,107,830	881	2,099,721
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(81,157)	(1,744,085)	—	(1,825,242)
Recoveries	18,551	739,242	—	757,793
Charge-offs, net of recoveries	(62,606)	(1,004,843)	—	(1,067,449)
Allowance for loan losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(65,000)	—	—	(65,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$521,119	$1,405,414	$28,497	$1,955,030
Ending balance, individually evaluated for impairment(2)	$73,193	$135,564	$—	$208,757
Ending balance, collectively evaluated for impairment	298,285	1,269,850	28,497	1,596,632

Financing receivables:
Ending balance	$35,683,403	$39,120,473	$—	$74,803,876
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	19,167	1,284,403	—	1,303,570
Ending balance, individually evaluated for impairment(2)	502,922	998,663	—	1,501,585
Ending balance, collectively evaluated for impairment	35,161,314	36,837,407	—	71,998,721

(1)
The "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484 million of troubled debt restructurings ("TDRs") and non-performing loans ("NPLs") classified as held-for-sale during the quarter ended September 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$60,450	$90,579
Middle market commercial real estate	38,605	71,398
Santander real estate capital	3,505	5,803
Commercial and industrial	66,023	54,658
Multi-family	7,319	9,639
Other commercial	4,365	4,136
Total commercial loans	180,267	236,213
Consumer:
Residential mortgages	184,828	231,316
Home equity loans and lines of credit	126,628	142,026
Retail installment contracts and auto loans	936,191	960,293
Personal unsecured loans	12,683	14,007
Other consumer	30,019	12,654
Total consumer loans	1,290,349	1,360,296
Total non-accrual loans	1,470,616	1,596,509

Other real estate owned ("OREO")	40,692	65,051
Repossessed vehicles	154,056	136,136
Foreclosed and other repossessed assets	377	11,375
Total OREO and other repossessed assets	195,125	212,562
Total non-performing assets	$1,665,741	$1,809,071

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of September 30, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$23,789	$22,015	$45,804	$2,921,976	$2,967,780	$—
Middle market commercial real estate	3,964	21,190	25,154	3,940,019	3,965,173	—
Santander real estate capital	659	—	659	1,561,570	1,562,229	—
Commercial and industrial	28,760	38,813	67,573	19,294,178	19,361,751	—
Multi-family	21,830	635	22,465	9,578,062	9,600,527	—
Other commercial	7,656	3,496	11,152	2,355,590	2,366,742	—
Consumer:
Residential mortgages	144,232	155,947	300,179	6,388,749	6,688,928	—
Home equity loans and lines of credit	31,268	80,107	111,375	6,043,843	6,155,218	—
Retail installment contracts and auto loans	2,928,878	274,777	3,203,655	22,219,958	25,423,613	—
Personal unsecured loans	92,965	86,739	179,704	2,349,035	2,528,739	77,528
Other consumer	36,983	39,652	76,635	1,003,094	1,079,729	—
Total	$3,320,984	$723,371	$4,044,355	$77,656,074	$81,700,429	$77,528

(1)	Financing receivables include LHFS.

	As of December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,080	$3,218,151	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,317	3,743,100	—
Santander real estate capital	4,329	2,115	6,444	1,771,538	1,777,982	—
Commercial and industrial	27,071	23,469	50,540	17,060,866	17,111,406	—
Multi-family	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,084,157	6,206,980	—
Retail installment contracts and auto loans	3,046,943	259,534	3,306,477	19,169,188	22,475,665	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	47,696	30,653	78,349	1,224,930	1,303,279	—
Total	$3,460,694	$793,324	$4,254,018	$72,038,796	$76,292,814	$93,152

(1)	Financing receivables include LHFS.

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

	September 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$40,866	$43,717	$—	$39,301
Middle market commercial real estate	79,320	124,268	—	103,556
Santander real estate capital	2,860	2,860	—	2,921
Commercial and industrial	2,721	4,144	—	4,374
Multi-family	4,834	5,864	—	13,663
Other commercial	2,604	2,622	—	1,346
Consumer:
Residential mortgages	20,040	20,040	—	21,724
Home equity loans and lines of credit	22,999	22,999	—	25,115
Retail installment contracts and auto loans	100,835	125,670	—	124,591
Personal unsecured loans(2)	14,635	14,635	—	7,614
Other consumer	6,013	6,013	—	5,807
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	33,744	42,396	10,664	46,847
Middle market commercial real estate	36,936	42,635	10,656	48,517
Santander real estate capital	—	—	—	1,939
Commercial and industrial	80,472	89,708	34,555	73,329
Multi-family	5,762	5,767	463	5,871
Other commercial	2,429	2,527	449	2,181
Consumer:
Residential mortgages	139,279	164,278	28,812	135,046
Home equity loans and lines of credit	62,328	73,254	4,832	61,230
Retail installment contracts and auto loans	3,393,315	3,734,191	317,655	2,599,160
Personal unsecured loans	1,660	1,950	496	9,068
Other consumer	15,877	20,639	3,720	16,086
Total:
Commercial	$292,548	$366,508	$56,787	$343,845
Consumer	3,776,981	4,183,669	355,515	3,005,441
Total	$4,069,529	$4,550,177	$412,302	$3,349,286

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $187.9 million for the nine-month period ended September 30, 2015 on approximately $3.4 billion of TDRs that were in performing status as of September 30, 2015.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
September 30, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,623,982	$3,765,920	$1,392,754	$18,527,810	$9,333,083	$2,320,236	$37,963,785
Special Mention	118,536	48,842	121,441	374,448	195,710	29,950	888,927
Substandard	215,912	127,213	47,375	429,623	71,301	16,251	907,675
Doubtful	9,350	23,198	659	29,870	433	305	63,815
Total commercial loans	$2,967,780	$3,965,173	$1,562,229	$19,361,751	$9,600,527	$2,366,742	$39,824,202

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,319	$8,533,427	$2,064,947	$35,042,081
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,161	34,604	2,817	19,974	431	499	89,486
Total commercial loans	$3,218,151	$3,743,100	$1,777,982	$17,111,406	$8,705,890	$2,084,232	$36,640,761

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

September 30, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance(3)	Percent
	(dollars in thousands)
<600	$13,049,938	51.3%	$405,059	16.0%
600-639	4,133,831	16.3%	406,943	16.1%
640-679	3,080,110	12.1%	1,071,993	42.4%
N/A(1)	5,159,734	20.3%	644,744	25.5%
Total	$25,423,613	100.0%	$2,528,739	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs and Personal unsecured loans include $825.8 million and $1.9 billion, respectively of LHFS at September 30, 2015 that do not have an allowance.

December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent
	(dollars in thousands)
<600	$11,731,114	52.2%	$479,537	17.8%
600-639	4,071,918	18.1%	440,476	16.3%
640-679	4,066,539	18.1%	1,135,068	42.1%
N/A(1)	2,606,094	11.6%	641,739	23.8%
Total	$22,475,665	100.0%	$2,696,820	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs include $45.4 million of LHFS at December 31, 2014 that do not have an allowance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-FICO and Combined Loan-to-Value ("CLTV")

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

	Residential Mortgages
September 30, 2015	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$511,932	$12,469	$1,911	$—	$—	$—	$—	$526,312
<600	133	235,909	74,340	32,482	17,798	10,463	9,814	380,939
600-639	1	163,673	47,512	24,478	16,017	5,629	8,704	266,014
640-679	237	259,330	84,767	35,774	29,088	10,259	13,600	433,055
680-719	21	487,624	183,363	65,314	45,454	11,277	27,042	820,095
720-759	344	711,855	322,421	76,584	52,347	12,440	22,610	1,198,601
>=760	87	2,109,059	725,490	120,411	61,042	22,409	25,414	3,063,912
Grand Total	$512,755	$3,979,919	$1,439,804	$355,043	$221,746	$72,477	$107,184	$6,688,928

	Home Equity Loans and Lines of Credit
September 30, 2015	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$194,730	$1,388	$909	$62	$—	$197,089
<600	11,964	149,242	80,251	25,356	23,108	289,921
600-639	9,447	140,744	81,919	20,422	18,578	271,110
640-679	11,194	246,235	173,486	35,345	26,511	492,771
680-719	13,692	430,783	323,493	54,890	31,492	854,350
720-759	13,473	606,189	436,434	75,449	46,248	1,177,793
>=760	29,329	1,603,426	1,018,991	142,533	77,905	2,872,184
Grand Total	$283,829	$3,178,007	$2,115,483	$354,057	$223,842	$6,155,218

	Residential Mortgages
December 31, 2014	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$437,215	$14,801	$643	$8,676	$14,934	$—	$—	$476,269
<600	94	279,197	91,037	41,341	17,271	15,017	16,327	460,284
600-639	200	154,557	50,238	25,861	13,218	6,337	13,446	263,857
640-679	—	303,319	87,055	40,863	26,618	11,456	19,530	488,841
680-719	25	528,979	161,023	66,898	40,456	11,503	34,473	843,357
720-759	314	758,315	271,983	80,077	42,872	16,344	39,927	1,209,832
>=760	124	2,328,907	633,004	132,640	60,434	29,738	42,022	3,226,869
Grand Total	$437,972	$4,368,075	$1,294,983	$396,356	$215,803	$90,395	$165,725	$6,969,309

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Performing	$3,434,409	$2,117,789
Non-performing	523,250	377,239
Total	$3,957,659	$2,495,028

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
Consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is enacted. Exceptions to this policy include retail installment contracts, which may begin accruing as soon as they are made current. The TDR classification will remain on the loan until it is paid in full or liquidated.

In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. These loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan. During the quarter ended September 30, 2015, the Company reassessed its TDR definition and has determined that certain modifications should not be reported as a TDR.  An example of that are retail installment contracts that have received modifications under the Service members Civil Relief Act (the "SCRA"). The inclusion of these modified loans were not material to prior periods.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, respectively:

	Three-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	—	$—	$—
Commercial and industrial	205	7,034	7,005
Consumer:
Residential mortgages(3)	25	3,758	4,028
Home equity loans and lines of credit	31	2,581	2,992
Retail installment contracts and auto loans	46,034	829,574	823,967
Personal unsecured loans	4,058	4,894	4,870
Other consumer	3	310	328
Total	50,356	$848,151	$843,190

	Nine-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	16	$28,418	$24,546
Middle market commercial real estate	1	14,439	14,439
Commercial and industrial	417	13,694	13,652
Consumer:
Residential mortgages(3)	114	17,929	18,765
Home equity loans and lines of credit	92	7,274	8,281
Retail installment contracts and auto loans	201,970	3,071,671	3,059,425
Personal unsecured loans	13,217	15,774	15,685
Other consumer	20	1,441	1,484
Total	215,847	$3,170,640	$3,156,277

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	2	$16,739	$16,615
Middle markets commercial real estate	2	19,024	19,024
Other commercial	2	1,456	1,445
Consumer:
Residential mortgages(3)	65	13,096	13,444
Home equity loans and lines of credit	32	2,813	2,813
Retail installment contracts and auto loans (4)	43,602	608,408	559,565
Personal unsecured loans(6)	5,653	6,284	6,311
Other consumer	2	124	124
Total	49,360	$667,944	$619,341

	Nine-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	23	$70,017	$68,656
Middle markets commercial real estate	5	28,963	25,851
Other commercial	5	2,503	2,472
Consumer:
Residential mortgages	222	41,830	42,510
Home equity loans and lines of credit	86	7,991	7,991
Retail installment contracts and auto loans(5)	78,216	1,027,275	900,642
Personal unsecured loans(6)	10,542	11,618	11,457
Other consumer	7	536	537
Total	89,106	$1,190,733	$1,060,116

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)
The number of RICs that were modified decreased by 15,853 contracts with a corresponding decrease of $384.8 million to the pre-modification outstanding recorded investment and a decrease of $367.5 million to the post-modification outstanding recorded investment to correct the TDR activity that occurred during the three-month period ended September 30, 2014.

(5)
The number of RICs that were modified decreased by 50,012 contracts with a corresponding decrease of $1.0 billion to the pre-modification outstanding recorded investment and a decrease of $1.0 billion to the post-modification outstanding recorded investment to correct the TDR activity that occurred during the nine-month period ended September 30, 2014.

(6)
The number of Personal unsecured loans that were modified decreased by 8,839 and 28,197 contracts with a corresponding decrease of $5.1 million and $14.6 million to the Pre-modification outstanding recorded investment and a decrease of $5.0 million and $14.6 million to the post-modification outstanding recorded investment to correct the TDR activity that occurred during the three and nine-month periods ended September 30, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For retail installment contracts, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2015		2014		2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	8	$134	—	$—	25	$652	—	$—
Consumer:
Residential mortgages	2	486	1	298	15	2,307	22	2,993
Home equity loans and lines of credit	3	728	1	65	14	1,665	3	377
Retail installment contracts and auto loans(2)	991	60,959	2,981	17,811	28,923	357,914	3,760	24,240
Unsecured loans(3)	871	1,011	820	861	3,422	3,681	1,090	1,166
Other consumer	—	—	—	—	2	244	—	—
Total	1,875	$63,318	3,803	$19,035	32,401	$366,463	4,875	$28,776

(1)	The recorded investment represents the period-end balance at September 30, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

(2)
The number of RIC TDRs that subsequently defaulted increased by 2,595 and 2,586 contracts, respectively, with an associated increase in the recorded investment of $10.6 million and $7.7 million, respectively, to correct the subsequently defaulted TDR activity for the three-month and nine-month periods ended September 30, 2014.

(3)
The number of Unsecured loan contract TDRs that subsequently defaulted increased by 820 and 1,089 contracts, respectively, with an associated increase in the recorded investment of $0.9 million and $1.1 million, respectively, to correct the subsequently defaulted TDR activity for the three and nine-month periods ended September 30, 2014.

NOTE 6. LEASED VEHICLES, NET

The Company has operating leases that are included in the Company's Condensed Consolidated Balance Sheets as Leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by SCUSA with the Chrysler Group LLC (the "Chrysler Group") to be a preferred lender (the "Chrysler Agreement").

Leased vehicles, net consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Leased vehicles	$10,708,737	$8,314,356
Origination fees and other costs	20,991	20,628
Manufacturer subvention payments	(1,058,594)	(839,150)
	9,671,134	7,495,834
Less: accumulated depreciation	(1,586,422)	(857,719)
Total Leased Vehicles, net	$8,084,712	$6,638,115

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. LEASED VEHICLES, NET (continued)

For the nine-month period ended September 30, 2015, the Company, executed bulk sales of leases originated under the Chrysler Capital program ("Chrysler Capital"), the trade name used in providing services under the ten-year private label financing agreement SCUSA signed with the Chrysler Group, with depreciated net capitalized costs of $1.3 billion, respectively, and a net book value of$1.2 billion, to a third party. There were no bulk sales of leases during the three-month period ended September 30, 2015. The bulk sales agreements included certain provisions under which SCUSA agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SCUSA retained servicing on the leases sold. Due to the accelerated depreciation permitted for tax purposes, these sales generated large taxable gains that SCUSA has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, the proceeds from the sales (along with the proceeds from recent lease terminations for which SCUSA also intends to defer the taxable gain) are held in a qualified exchange account, which is classified as restricted cash, until reinvested in new lease originations. Any taxable gains that do not qualify for deferral will be recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2015 (in thousands):

Remainder of 2015	$363,333
2016	1,319,342
2017	800,873
2018	183,908
2019	840
Thereafter	—
Total	$2,668,296

NOTE 7. VARIABLE INTEREST ENTITIES

The Company transfers retail installment contracts and leases into newly-formed Trusts that then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing assets held by the Trusts and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and, in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests it records these transactions as sales of the associated retail installment contracts.

Revolving credit facilities generally also utilize Trusts that are considered VIEs. The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the Company's Condensed Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the retail installment contracts and leased vehicles and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are owned by them and not available to other creditors.

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

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Restricted cash	$1,753,979	$1,626,257
Loans(1)	23,540,580	19,911,676
Leased vehicles, net	6,078,865	4,862,783
Various other assets	579,691	1,301,591
Notes payable	30,461,521	27,867,494
Various other liabilities	15,662	—
(1) Includes $1.6 billion of RICs held for sale at September 30, 2015

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of September 30, 2015 and December 31, 2014, the Company was servicing $26.9 billion and $23.2 billion, respectively, of retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remains unpledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,	Period from January 28, 2014 to September 30,
	2015	2014	2015	2014
	(in thousands)
Receivables securitized	$4,190,872	$3,723,447	$13,428,243	$10,348,579

Net proceeds from new securitizations	3,356,303	2,919,796	10,843,428	8,865,334
Cash received for servicing fees	185,894	166,390	518,550	422,020
Cash received upon release from reserved and restricted cash accounts	—	—	—	225
Net distributions from Trusts	329,357	426,966	1,046,045	1,052,310
Total cash received from securitization trusts	$3,871,554	$3,513,152	$12,408,023	$10,339,889

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

Off-balance sheet variable interest entities

The Company has completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's Condensed Consolidated Balance Sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss in the amount of the difference between the cash proceeds and carrying value of the assets sold.

During the three-month and nine-month periods ended September 30, 2015, the Company sold zero and $768.6 million of gross RICs in an off-balance sheet securitization. For the three-month period ended September 30, 2014, and the period from January 28, 2014 to September 30, 2014, the company sold $1.0 billion and $1.8 billion of gross RICs in off-balance sheet securitizations, respectively, for a gain of approximately $39.1 million and $71.6 million, respectively.

As of September 30, 2015 and December 31, 2014, the Company was servicing $2.2 billion and $2.2 billion, respectively, of gross RICs that have been sold in the off-balance sheet Chrysler Capital securitizations. As of September 30, 2014, the Company was servicing $2.4 billion of gross RICs that have been sold in these off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance Trusts for the periods indicated is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,	Period from January 28, 2014 to September 30,
	2015	2014	2015	2014
	(in thousands)
Receivables securitized	$—	$1,028,278	$768,561	$1,802,461

Net proceeds from new securitizations	$—	$1,078,202	$785,983	$1,894,052
Cash received for servicing fees	5,955	3,925	17,578	10,038
Total cash received from securitization trusts	$5,955	$1,082,127	$803,561	$1,904,090

During the three months ended September 30, 2015, the Company settled a transaction to sell its residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. The Company received cash proceeds of $661.7 million for the three-month period ended September 30, 2015 related to the sale of these residual interests and retained bonds. The Company retained an investment in the notes issued by one of these SDART trusts with a carrying value of $5.6 million, which also approximated fair value on the date of settlement.

Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the associated Trusts were consolidated by the Company because the Company held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIE. Although the Company will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the Trusts, the Company concluded that it was no longer the primary beneficiary of the Trusts upon the sale of its residual interests. As a result, the Company deconsolidated the assets and liabilities of the corresponding Trusts upon their sale.

Upon settlement of these transactions in the third quarter of 2015, the Company de-recognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the trust. During the three-month period ended September 30, 2015, the Company received cash of $5.9 million for servicing fees from the related trusts that were de-consolidated.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the nine-month period ended September 30, 2015:

	Retail Banking	Auto Finance & Business Banking(2)	Real Estate and Commercial Banking	Global Corporate Banking(1)	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011
Disposals during the period	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—
Re-allocations during the period	(265,553)	374,546	(108,993)	—	—	—
Goodwill at September 30, 2015	$1,550,176	$446,068	$1,297,055	$131,130	$5,467,582	$8,892,011
(1) The Global Corporate Banking ("GCB") was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking segment and was renamed during the third quarter of 2015.
(2) The Auto Finance & Business Banking was formerly designated as the Auto Finance and Alliances segment and was renamed during the third quarter of 2015.

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

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	September 30, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$514,643	$(65,357)	$544,054	$(35,946)
Chrysler relationship	113,750	(25,000)	125,000	(13,750)
Core deposit intangibles	1,830	(294,012)	7,779	(288,063)
Other intangibles	6,234	(23,675)	8,655	(21,253)
Total intangibles subject to amortization	636,457	(408,044)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	50,000	—	50,000	—
Total Intangibles	$686,457	$(408,044)	$735,488	$(359,012)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

Amortization expense on intangible assets for the three-month and nine-month periods ended September 30, 2015 was $15.9 million and $49.0 million, respectively, compared to $17.7 million and $50.7 million for the corresponding periods in 2014.

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2015	$64,432	$49,031	$15,401
2016	57,163	—	57,163
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
Thereafter	399,635	—	399,635

NOTE 9. OTHER ASSETS

The following is a detail of items that comprise other assets at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$599,407	$936,365
Derivative assets at fair value	415,409	366,061
Other repossessed assets	154,433	137,201
MSRs, at fair value	143,535	145,047
Prepaid expenses	151,017	159,250
OREO	40,692	65,051
Miscellaneous assets and receivables	306,721	1,020,875
Total other assets	$1,811,214	$2,829,850

Refer to Note 11 to the Condensed Consolidated Financial Statements for further details about derivative assets.

Other repossessed assets primarily consist of SCUSA's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables includes, but is not limited to, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments.

Mortgage Servicing Rights

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At both September 30, 2015 and December 31, 2014, the balance of these loans serviced for others was $15.9 billion. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at September 30, 2015 and December 31, 2014 was $143.5 million and $145.0 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities ("MBS"). See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. OTHER ASSETS (continued)

For the three-month and nine-month periods ended September 30, 2015, the Company recorded net changes in the fair value of MSRs totaling $(13.5) million and 0.7 million, respectively, compared to $(2.7) million and $(14.1) million for the corresponding periods of 2014. The MSR asset fair value decrease during the third quarter of 2015 was primarily the result of decreased interest rates.

The following table presents a summary of year to date activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheet.

	Nine-Month Period Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Fair value at beginning of period	$145,047	$141,787
Mortgage servicing assets recognized	17,124	20,081
Principal reductions	(19,385)	(15,999)
Change in fair value due to valuation assumptions	749	(14,078)
Fair value at end of period	$143,535	$131,791

Multi-family

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At September 30, 2015 and December 31, 2014, the Company serviced $589.7 million and $2.6 billion, respectively, of loans for FNMA.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statement of Operations was mortgage servicing fee income of $11.1 million and $33.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $10.5 million and $31.7 million for the corresponding periods ended September 30, 2014. The Company had gains on sales of mortgage loans of $5.2 million and $28.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to gains of $90.9 million and $104.7 million for the corresponding periods ended September 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at September 30, 2015 were $48.4 billion, compared to $39.7 billion at December 31, 2014. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the nine-month period ended September 30, 2015. During the nine-month period ended September 30, 2014, the Company repurchased $0.6 million of outstanding borrowings in the open market.

On January 12, 2015, the Bank completed the offer and sale of $750.0 million in aggregate principal amount of its 2.00% Senior Notes due 2018 and $250.0 million in aggregate principal amount of its Senior Floating Rate Notes due 2018. On April 17, 2015, the Company completed the public offer and sale of $1.0 billion in aggregate principal amount of 2.65% Senior Notes due 2020. On July 17, 2015, the Company completed the public offer and sale of $1.1 billion aggregate principal amount of 4.50% Senior Notes due 2025.

The following table presents information regarding the Holding Company's borrowings and other debt obligations at the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
3.00% senior notes, due September 2015	$—	—%	$598,788	3.28%
4.625% senior notes, due April 2016	475,467	4.85%	474,718	4.85%
3.45% senior notes, due August 2018	497,604	3.62%	497,025	3.62%
2.65% senior notes, due April 2020	992,211	2.83%	—	—%
4.50% senior notes, due July 2025	1,093,824	4.57%	—	—%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,768	7.91%	69,751	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,397	2.09%	149,375	2.04%
Common securities - Capital Trust IX	4,640	2.09%	4,640	2.04%
Total holding company borrowings and other debt obligations	$3,292,911	3.91%	$1,804,297	3.89%

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$745,485	2.27%	$—	—%
Senior notes, due January 2018(1)	249,187	1.31%	—	—%
8.750% subordinated debentures, due May 2018	498,008	8.92%	497,530	8.92%
FHLB advances, maturing through August 2018	13,335,000	1.36%	9,455,000	2.06%
Subordinated term loan, due February 2019	130,678	6.15%	139,180	6.00%
REIT (2) preferred, due May 2020	154,550	13.54%	153,417	13.64%
Subordinated term loan, due August 2022	30,867	7.89%	31,428	7.77%
Total Bank borrowings and other debt obligations	$15,143,775	1.83%	$10,276,555	2.64%
(1) These notes will bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 93 basis points per annum.
(2) Real estate investment trust ("REIT")

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SCUSA's credit facilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$698,715	1.26%	$1,001,601	$39,046
Warehouse line, maturing on various dates(2)	1,087,977	1.36%	1,565,626	55,126
Warehouse line, due October 2015(3)	199,680	2.10%	261,042	9,433
Warehouse line, due June 2016	397,021	1.18%	544,546	—
Warehouse line, due November 2016(4)	175,000	1.76%	—	—
Warehouse line, due November 2016(4)	250,000	1.76%	—	2,501
Warehouse line, due March 2017	510,899	0.94%	752,083	22,528
Warehouse line, due July 2017(5)	874,320	1.18%	1,006,388	34,531
Warehouse line, due July 2017(6)	1,608,643	1.17%	2,481,681	30,818
Repurchase facility, due December 2015(7)	851,929	1.87%	1,966	37,844
Line of credit with related party, due December 2016(8)	500,000	2.51%	—	—
Line of credit with related party, due December 2016(8)	1,750,000	2.48%	—	—
Line of credit with related party, due December 2018(8)	975,000	2.89%	—	—
Total SCUSA revolving credit facilities	$9,879,184	1.76%	$7,614,933	$231,827

(1) Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017.
(2) In December 2016, $500.0 million of the total revolving commitment under this warehouse line will expire, at which time any utilized balance attributable to that portion of the commitment will become an amortizing obligation; the remainder of the commitment of $2.0 billion matures in June 2017.
(3) This line is held exclusively for personal term loans. On October 26, 2015, the maturity date for this warehouse line commitment was extended to November 9, 2015.
(4) These lines are collateralized by residuals retained by SCUSA.
(5) This line is held exclusively for financing Chrysler loans.
(6) This line is held exclusively for financing Chrysler leases.
(7) The repurchase facility is collateralized by securitization notes payable retained by SCUSA. No portion of this facility is unsecured. This facility has rolling 30-day and 90 -day maturities.
(8) These lines are also collateralized by securitization notes payable and residuals retained by SCUSA. As of September 30, 2015, $2.5 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

	December 31, 2014
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
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

Secured Structured Financings

The following tables present information regarding SCUSA's secured structured financings as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SCUSA public securitizations, maturing on various dates(1)	$13,377,986	$23,863,842	0.89% - 2.29%	$16,852,670	$1,194,363
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,677,464	10,174,679	0.88% - 1.62%	9,831,162	368,134
Total SCUSA secured structured financings	$20,055,450	$34,038,521	0.88% - 2.29%	$26,683,832	$1,562,497

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

	December 31, 2014
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SCUSA public securitizations, maturing on various dates(1)	$11,523,729	$26,682,930	0.89% - 2.80%	$14,345,242	$1,184,047
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,282,474	8,499,111	1.05% - 1.85%	9,114,997	281,038
Total SCUSA secured structured financings	$17,806,203	$35,182,041	0.89% - 2.80%	$23,460,239	$1,465,085

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly Overnight Indexed Swap ("OIS") or LIBOR), security price, credit spread or other index. Derivative balances are presented on a gross basis before taking into consideration the effects of legally enforceable master netting agreements.

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

To qualify for hedge accounting, the Company was required to designate SCUSA’s derivatives as accounting hedges on or after the Change in Control date. The Company designated certain of SCUSA’s derivatives as accounting hedges effective April 1, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of September 30, 2015, derivatives in this category had a fair value of $32.5 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either Standard & Poor's or Moody's would require the Bank to post up to an additional $3.5 million or $5.5 million of collateral, respectively, to comply with existing derivative agreements.

As of September 30, 2015 and December 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $145.2 million and $133.2 million, respectively. The Company had $120.6 million and $127.6 million in cash and securities collateral posted to cover those positions as of September 30, 2015 and December 31, 2014, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2015 or September 30, 2014. The last of the hedges is scheduled to expire in June 2020.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2015 or September 30, 2014. As of September 30, 2015, the Company expects approximately $1.4 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2015 and December 31, 2014 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
September 30, 2015
Fair value hedges:
Cross-currency swaps	$16,757	$3,555	$309	4.76%	4.75%	0.36
Interest rate swaps	318,000	153	6,136	1.00%	2.29%	3.75
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,751,056	—	71,178	0.20%	1.09%	3.12
Total	$11,085,813	$3,708	$77,623	0.23%	1.13%	3.13

December 31, 2014
Fair Value hedges:
Cross-currency swaps	$18,230	$2,711	$980	4.76%	4.75%	1.11
Interest rate swaps	257,000	232	779	0.90%	2.38%	4.33
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,086,103	7,619	20,552	0.17%	1.11%	3.02
Total	$10,361,333	$10,562	$22,311	0.19%	1.14%	3.05

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

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage the Company's market risk associated with certain investments and customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$482,207	$328,757	$—	$—	$4,200	$2,424
Interest rate lock commitments	248,375	163,013	5,480	3,063	—	—
Mortgage servicing	435,000	469,000	3,684	7,432	2,399	7,448
Total mortgage banking risk management	1,165,582	960,770	9,164	10,495	6,599	9,872

Customer related derivatives:
Swaps receive fixed	8,624,004	7,927,522	300,848	213,415	1,194	4,343
Swaps pay fixed	8,749,748	7,944,247	3,306	13,361	267,923	186,732
Other	2,983,761	1,670,696	44,899	62,464	43,931	61,880
Total customer related derivatives	20,357,513	17,542,465	349,053	289,240	313,048	252,955

Other derivative activities:
Foreign exchange contracts	2,136,160	1,152,125	29,413	20,033	28,743	17,390
Interest rate swap agreements	2,833,000	3,231,000	—	535	12,743	12,743
Interest rate cap agreements	9,211,000	7,541,385	24,451	49,762	—	—
Options for interest rate cap agreements	9,211,000	7,541,385	—	—	24,462	49,806
Other	822,534	646,321	8,635	6,543	11,931	9,914
Total	$45,736,789	$38,615,451	$420,716	$376,608	$397,526	$352,680

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

SCUSA is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2015.

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity	Accounts	2015	2014	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	immaterial	immaterial	$110	$774
Interest rate swaps	Miscellaneous income	(3,985)	1,731	(5,437)	978
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(1,775)	(13,469)	(9,957)	(40,936)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(10,711)	2,490	(1,776)	(2,762)
Interest rate lock commitments	Mortgage banking income	3,595	(2,027)	2,417	1,518
Mortgage servicing	Mortgage banking income	11,736	1,032	1,302	(4,100)
Customer related derivatives	Miscellaneous income	(1,251)	3,280	(179)	6,941
Foreign exchange	Miscellaneous income	(109)	1,794	(1,973)	1,302
SCUSA derivatives	Miscellaneous income	(3,746)	9,130	711	27,269
	Net interest income	21,093	(971)	58,453	(4,951)
Other	Miscellaneous income	(1,649)	580	(2,107)	(729)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2015
Fair value hedges	$3,708	$—	$3,708	$—	$—	$3,708
Cash flow hedges	—	—	—	—	—	—
Other derivative activities(1)	415,236	9,015	406,221	8,027	45,306	352,888
Total derivatives subject to a master netting arrangement or similar arrangement	418,944	9,015	409,929	8,027	45,306	356,596
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	5,480	—	5,480	—	—	5,480
Total Derivative Assets	$424,424	$9,015	$415,409	$8,027	$45,306	$362,076

Total Financial Assets	$424,424	$9,015	$415,409	$8,027	$45,306	$362,076

December 31, 2014
Fair value hedges	$2,943	$—	$2,943	$—	$—	$2,943
Cash flow hedges	7,619	—	7,619	—	—	7,619
Other derivative activities(1)	373,545	21,109	352,436	10,020	5,940	336,476
Total derivatives subject to a master netting arrangement or similar arrangement	384,107	21,109	362,998	10,020	5,940	347,038
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,063	—	3,063	—	—	3,063
Total Derivative Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

Total Financial Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2015
Fair value hedges	$6,445	$—	$6,445	$114	$12,703	$(6,372)
Cash flow hedges	71,178	39,108	32,070	—	40,329	(8,259)
Other derivative activities(1)	397,158	134,386	262,772	8,016	187,454	67,302
Total derivatives subject to a master netting arrangement or similar arrangement	474,781	173,494	301,287	8,130	240,486	52,671
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	368	—	368	—	—	368
Total Derivative Liabilities	$475,149	$173,494	$301,655	$8,130	$240,486	$53,039

Total Financial Liabilities	$475,149	$173,494	$301,655	$8,130	$240,486	$53,039

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,817	—	1,817	—	1,736	81
Total Derivative Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

Total Financial Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES

Income tax provisions of $241.8 million and $474.7 million were recorded for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $36.1 million and $1.3 billion for the corresponding periods in 2014. This resulted in effective tax rates of 57.0% and 40.3% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 12.2% and 34.2% for the corresponding periods in 2014. The higher tax rate for the three-month and nine month periods ended September 30, 2015 was primarily due to a discrete tax expense recognized during the three-month period ended September 30, 2015 to increase the reserve for income taxes related to a dispute with the United States on two financing transactions and a discrete tax benefit recognized during the corresponding period in 2014 for a tax filing position on a debt redemption.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether it is entitled to a refund all or any portion of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of September 30, 2015.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to resolve the case in its entirety and enter a final judgment in the borrower's favor and awarding the Company a refund of all amounts paid to the IRS. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company, and the Company may appeal any decision in the IRS's favor.

In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. ("BNY Mellon") and BB&T Corp. ("BB&T") in favor of the IRS. BNY Mellon and BB&T each appealed. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T's appeal by affirming the trial court's decision to disallow BB&T's foreign tax credits and to allow penalties, but reversed the trial court and allowed BB&T's entitlement to interest deductions. On September 9, 2015, the Court of Appeals for the Second Circuit upheld the trial court's decision in BNY Mellon's case, allowing BNY Mellon to claim interest deductions, but disallowing BNY Mellon's claimed foreign tax credits. On September 29, 2015, BB&T filed a petition requesting the U.S. Supreme Court to hear its appeal of the Federal Circuit Court’s decision. BNY Mellon filed a petition requesting the U.S. Supreme Court hear its appeal of the Second Circuit’s decision on November 3, 2015.

While the Company remains confident in the legal merits of its position, the Company increased its reserve position as of September 30, 2015 by $104.2 million, and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the financing transactions discussed above, the IRS proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company paid the tax assessment resulting from this recharacterization, and contested the adjustment through the administrative appeals process. IRS administrative appeals determined that the Company properly characterized the loss as an ordinary loss. The Company has received a refund of all taxes paid associated with this issue (for which a benefit had already been recognized), and the Company is not subject to any further exposure.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended September 30, 2015			June 30, 2015		September 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(45,805)	$16,975	$(28,830)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	1,774	(657)	1,117
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(44,031)	16,318	(27,713)	$(22,161)	$(27,713)	$(49,874)

Change in unrealized gains/(losses) on investment securities available-for-sale	135,217	(52,711)	82,506
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	1,993	(777)	1,216
Reclassification adjustment for net gains/(losses) included in net income on OTTI securities (3)	—	—	—
Net unrealized gains/(losses) on investment securities available-for-sale	137,210	(53,488)	83,722	(74,758)	83,722	8,964

Pension and post-retirement actuarial gain/(loss) (3)	1,018	(398)	620	(28,583)	620	(27,963)

As of September 30, 2015	$94,197	$(37,568)	$56,629	$(125,502)	$56,629	$(68,873)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2015			December 31, 2014		September 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(67,051)	$25,226	$(41,825)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	9,957	(3,746)	6,211
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(57,094)	21,480	(35,614)	$(14,260)	$(35,614)	$(49,874)

Change in unrealized gains/(losses) on investment securities available-for-sale	121,737	(48,564)	73,173
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	(18,363)	7,325	(11,038)
Reclassification adjustment for net gains included in net income/(expense) on OTTI securities (3)	(1,092)	436	(656)
Net unrealized gains/(losses) on investment securities available-for-sale	102,282	(40,803)	61,479	(52,515)	61,479	8,964

Pension and post-retirement actuarial gain/(loss) (3)	3,054	(1,382)	1,672	(29,635)	1,672	(27,963)

As of September 30, 2015	$48,242	$(20,705)	$27,537	$(96,410)	$27,537	$(68,873)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended September 30, 2014			June 30, 2014		September 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$13,667	$(5,018)	$8,649
Reclassification adjustment for net gain/(losses) on cash flow hedge derivative financial instruments (1)	13,797	(5,065)	8,732
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	27,464	(10,083)	17,381	$(32,782)	$17,381	$(15,401)

Change in unrealized gains/(losses) on investment securities available-for-sale	(28,911)	11,294	(17,617)
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	(131)	51	(80)
Net unrealized gains/(losses) on investment securities available-for-sale	(29,042)	11,345	(17,697)	(70,404)	(17,697)	(88,101)

Pension and post-retirement actuarial gain/(loss)(3)	447	(175)	272	(14,718)	272	(14,446)

As of September 30, 2014	$(1,131)	$1,087	$(44)	$(117,904)	$(44)	$(117,948)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine-Month Period Ended September 30, 2014			December 31, 2013		September 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(3,453)	$1,259	$(2,194)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	41,264	(15,048)	26,216
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	37,811	(13,789)	24,022	$(39,423)	$24,022	$(15,401)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,623,062	(1,028,228)	1,594,834
Reclassification adjustment for net gains included in net income/(expense) on non-OTTI securities(2)	(2,440,019)	956,476	(1,483,543)
Net unrealized gains/(losses) on investment securities available-for-sale	183,043	(71,752)	111,291	(199,392)	111,291	(88,101)

Pension and post-retirement actuarial gain/(loss)(3)	1,341	(234)	1,107	(15,553)	1,107	(14,446)

As of September 30, 2014	$222,195	$(85,775)	$136,420	$(254,368)	$136,420	$(117,948)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$30,570,879	$28,792,062
Unsecured revolving lines of credit	—	5
Letters of credit	1,890,547	1,789,666
Recourse and credit enhancement exposure on sold loans	71,845	174,902
Commitments to sell loans	60,921	82,791
Total commitments	$32,594,192	$30,839,426

Commitments to Extend Credit

Commitments to extend credit generally have fixed expiration dates, are variable rate, and contain provisions that permit the Company to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
One year or less	$5,563,216	$5,968,468
Over 1 year to 3 years	5,626,208	5,322,291
Over 3 years to 5 years	12,254,421	10,810,213
Over 5 years (1)	7,127,034	6,691,090
Total	$30,570,879	$28,792,062
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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 14.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2015 was $1.9 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at September 30, 2015. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of September 30, 2015 and December 31, 2014, the liability related to these letters of credit was $34.7 million and $73.9 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at September 30, 2015 and December 31, 2014 were lines of credit outstanding of $102.9 million and $58.8 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
One year or less	$1,312,652	$1,250,124
Over 1 year to 3 years	246,126	285,108
Over 3 years to 5 years	310,476	248,209
Over 5 years	21,293	6,225
Total	$1,890,547	$1,789,666

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $589.7 million as of September 30, 2015 and $2.6 billion as of December 31, 2014. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of September 30, 2015 and $152.8 million as of December 31, 2014, or (ii) all of the loans sold to FNMA under this program are being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2015 and December 31, 2014, the Company had $8.1 million and $40.7 million, respectively, of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $54.5 million and $55.8 million at September 30, 2015 and December 31, 2014, respectively, and the remaining maximum amount of credit exposure on these loans was $20.1 million and $22.1 million for the same periods. The Company has posted collateral in the amount of $0.9 million at September 30, 2015 and December 31, 2014 to be utilized for any losses incurred related to these loans.

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

Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of September 30, 2015. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning Balance	$23,008	$40,862	$24,266	$54,836
Changes in Estimate	655	10,894	935	3,315
Claims	(429)	(794)	(1,967)	(7,189)
Ending Balance	$23,234	$50,962	$23,234	$50,962

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

Under terms of agreements with a peer-to-peer personal lending platform company, SCUSA was committed as of September 30, 2015 to purchase at least the lesser of $30.0 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days notice. On October 9, 2015, SCUSA sent a notice of termination to the lending platform company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SCUSA committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SCUSA has not recorded an allowance for unfunded commitments. As of September 30, 2015 and December 31, 2014, SCUSA was obligated to purchase $15.7 million and $7.7 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SCUSA. SCUSA also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the three months ended September 30, 2015, SCUSA and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SCUSA, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

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

In connection with the sale of retail installment contracts through securitizations and other sales, SCUSA has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2015, SCUSA had no repurchase requests outstanding. In the opinion of SCUSA management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SCUSA under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

Under terms of the agreement with Chrysler, SCUSA must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

SCUSA has a flow agreement with Bank of America under which SCUSA is committed to sell up to a specified amount of eligible loans to the Bank of America each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300 million. On October 1, 2015, SCUSA and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. SCUSA retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SCUSA has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SCUSA executed an amendment to the servicing agreement with CBP which increased the servicing fee SCUSA receives. SCUSA and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement.

In connection with the bulk sale of Chrysler Capital leases, SCUSA is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $3.9 million as of September 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

On March 31, 2015, SCUSA executed a forward flow asset sale agreement with a third party under the terms of which SCUSA is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200 million in proceeds. SCUSA and the third party executed an amendment to the forward flow asset sale agreement on June 29, 2015 which increased the committed sales of charged-off loan receivables in bankruptcy status to $275 million, and another amendment on September 29, 2015 requiring sales to occur quarterly. Prior to the most recent amendment there was no requirement on the timing of sales. As of September 30, 2015, the remaining commitment was $203.4 million.

Periodically, SCUSA is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a putative securities class action lawsuit was filed in the United States District Court, Southern District of New York (the "Steck Lawsuit"). On October 6, 2014, another putative securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against SCUSA, certain current and former directors and executive officers of SCUSA and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SCUSA seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SCUSA’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act and seeks damages and other relief. In February 2015, the putative class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice. In June 2015, the Steck Lawsuit venue was transferred from the Southern District of New York to the Northern District of Texas. On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614. The lawsuit names as defendants current and former members of SCUSA’s board of directors, and names SCUSA as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SCUSA’s subprime auto lending practices, resulting in harm to SCUSA. The complaint seeks unspecified damages and equitable relief.

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

On February 25, 2015, SCUSA entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SCUSA that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act. The consent requires SCUSA to pay a civil fine in the amount of 55 thousand, as well as at least $9.4 million to affected service members consisting of ten thousand dollars plus compensation for any lost equity (with interest) for each repossession by SCUSA and five thousand dollars for each instance where SCUSA sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires SCUSA to undertake additional remedial measures.

On July 31, 2015, the CFPB notified SCUSA that it had referred to the DOJ certain alleged violations by SCUSA of the Equal Credit Opportunity Act ("ECOA") regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SCUSA and (ii) the treatment of certain types of income in SCUSA's underwriting process. On September 25, 2015, SCUSA the DOJ notified SCUSA that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of SCUSA's pricing of automobile loans.

SHUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

On July 2, 2015, SCUSA announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SCUSA, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's, and subject to the terms and conditions of his Employment Agreement, including Mr. Dundon's execution of a release of claims against SCUSA, Mr. Dundon became entitled to receive certain payments and benefits under his Employment Agreement. The Separation Agreement also provided for the modification of terms of certain equity based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

During the three months ended September 30, 2015, SCUSA recognized $12.3 million in severance-related expenses, and $9.9 million in stock compensation expense in connection with Mr. Dundon’s departure and the terms of the Separation Agreement. As of September 30, 2015, SCUSA had recorded a liability for $115.1 million in contemplation of the payments and benefits due under the terms of the Separation Agreement. Mr. Dundon will continue to serve as a Director of SCUSA's Board, and will serve as a consultant to SCUSA for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. As of September 30, 2015, SCUSA has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Litigation

In the ordinary course of business, the Company and its subsidiaries are routinely parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, inspections, information-gathering requests, inquiries and investigations, including by the Federal Reserve, the OCC, the CFPB, the FDIC, the DOJ, the SEC, states attorney's general and other governmental and regulatory authorities.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, enforcement, or regulatory matter develops, the Company in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, during which quarter an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain of the Company's legal matters, the Company is able to estimate a range of reasonably possible losses. For other matters for which some loss is probable or reasonably possible, such an estimate is not possible. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves at September 30, 2015 are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The regulatory matters for which it is reasonably possible that the Company will incur a significant loss are described below. The Company may include in some of the descriptions of individual disclosed matters certain quantitative information related to the plaintiff's claim against the Company as alleged in the plaintiff's pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible loss or its judgment as to any currently appropriate accrual. Refer to Note 12 to these Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

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

On April 13, 2011, the Bank and other parties signed a consent order with the Office of Thrift Supervision ("OTS") resolving certain of the Bank's and other parties' foreclosure activities (the "OTS Order") by the Bank's previous primary federal banking regulator, the OTS, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Upon its conversion to a national bank on January 26, 2012, the Bank entered into a stipulation consenting to the issuance of a consent order by the OCC, which contains the same terms as the OTS Order (the "Order").

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing reached an agreement in principle with the OCC and the Federal Reserve to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second lien mortgage loans, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the Federal Reserve, as applicable.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

On June 16, 2015, the Bank entered into a consent order amending the Order and the 2013 amendment to the Order (the “2015 Amendment”). The 2015 Amendment states that the Bank has not fully complied with the terms of the OTS Order and that nine actionable items under the OTS Order, as amended, remain. The 2015 Amendment imposes certain supervisory restrictions on the Bank’s mortgage origination and servicing business. These restrictions require the Bank to obtain prior supervisory non-objection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers, although the Bank may generally operate its current mortgage origination and servicing business in the ordinary course. The Bank continues its efforts to close the nine actionable items identified in the 2015 Amendment.

The 2015 Amendment confirmed that the Bank has fulfilled its obligations under the OTS Order to pay $6.2 million into the remediation fund referenced above and to engage in foreclosure avoidance activities in an aggregate principal amount of at least $9.9 million.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from the Bank's third-party vendor. To date, the Bank has made $37.6 million in total remediation payments to customers. On April 17, 2015, the OCC announced that it had reached an agreement with the Bank that resolved issues related to the sale and servicing of the identity theft protection product (the "Consent Order"). Pursuant to the Consent Order, the Bank has paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of the identify theft protection product. As indicated above, as of December 31, 2014, all customers were refunded amounts paid for product enrollment. The Bank is in the process of further remediating customers, in the approximate amount of $4.7 million, customers whose checking accounts may have been charged an overdraft fee or credit card accounts an over limit fee and/or finance charge as a result of the identity theft protection product fees. In reaching this Consent Order, the Bank has cooperated fully with the OCC and is working to finalize its response to comply fully with the terms of the Consent Order.

Marketing of Overdraft Coverage

On April 1, 2014, the Bank received a civil investigative demand (“CID”) from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for automatic teller machine and/or onetime debit card transactions. The Bank received a second CFPB CID related to the same overdraft coverage program on February 10, 2015. Pursuant to the terms of the CIDs, the information obtained by the CFPB will be used to determine whether the Bank is in compliance with laws administered by the CFPB. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE

General

As of September 30, 2015, $22.3 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $10.5 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $20.1 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.1 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 9.6% of total assets measured at fair value and approximately 1.6% of total consolidated assets.

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

There were no transfers between Levels 1, 2 and 3 during the three-month and nine-month periods ended September 30, 2015 for any assets or liabilities valued at fair value on a recurring basis. There were no transfers between Levels 1, 2 and 3 during the three-month period ended September 30, 2014. During the nine-month period ended September 30, 2014, the Company transferred certain of its ABS from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
	(in thousands)
Financial assets:
US Treasury securities	$—	$3,209,863	$—	$3,209,863
Corporate debt	—	1,563,099	—	1,563,099
Asset-backed securities	—	321,924	1,622,727	1,944,651
Equity securities	10,528	—	—	10,528
State and municipal securities	—	761,322	—	761,322
Mortgage backed securities	—	13,561,721	—	13,561,721
Total investment securities available-for-sale	10,528	19,417,929	1,622,727	21,051,184
Retail installment contracts held for investment	—	—	374,158	374,158
Loans held-for-sale	—	280,764	—	280,764
Mortgage servicing rights	—	—	143,535	143,535
Derivatives:
Fair value	—	3,708	—	3,708
Mortgage banking interest rate lock commitments	—	—	5,480	5,480
Customer related	—	349,053	—	349,053
Foreign exchange	—	29,413	—	29,413
Mortgage servicing	—	3,684	—	3,684
Interest rate cap agreements	—	24,451	—	24,451
Other	—	8,620	15	8,635
Total financial assets	$10,528	$20,117,622	$2,145,915	$22,274,065
Financial liabilities:
Derivatives:
Fair value	$—	$6,445	$—	$6,445
Cash flow	—	71,178	—	71,178
Mortgage banking forward sell commitments	—	4,200	—	4,200
Customer related	—	313,048	—	313,048
Total return swap	—	—	282	282
Foreign exchange	—	28,743	—	28,743
Mortgage servicing	—	2,399	—	2,399
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	24,462	—	24,462
Other	—	11,513	136	11,649
Total financial liabilities	$—	$474,731	$418	$475,149

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2015
Impaired loans held for investment	$—	$89,338	$360	$89,698
Foreclosed assets	—	21,908	—	21,908
Vehicle inventory	—	182,069	—	182,069

December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Vehicle inventory	—	136,136	—	136,136

Valuation Processes and Techniques
Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $54.3 million and $100.2 million at September 30, 2015 and December 31, 2014, respectively.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2015	2014	2015	2014
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(2,888)	$(12,826)	$(1,445)	$(17,652)
Foreclosed assets	Other administrative expense	(474)	(167)	(1,501)	(519)
		$(3,362)	$(12,993)	$(2,946)	$(18,171)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Three-Month Period Ended September 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$1,473	$2,192,754
Losses in other comprehensive income	(5,307)	—	—	—	(5,307)
Gains/(losses) in earnings	—	39,296	(13,472)	3,504	29,328
Additions/Issuances	311,540	—	5,795	—	317,335
Settlements(1)	(222,989)	(159,789)	(5,935)	100	(388,613)
Balance, September 30, 2015	$1,622,727	$374,158	$143,535	$5,077	$2,145,497
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2015	$—	$39,296	$(13,472)	$(91)	$25,733

Nine-Month Period Ended September 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$2,715	$2,261,316
Losses in other comprehensive income	(8,961)	—	—	—	(8,961)
Gains/(losses) in earnings	—	219,837	749	2,067	222,653
Additions/Issuances	910,135	—	17,124	—	927,259
Settlements(1)	(546,090)	(691,590)	(19,385)	295	(1,256,770)
Balance, September 30, 2015	$1,622,727	$374,158	$143,535	$5,077	$2,145,497
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2015	$—	$219,837	$749	$(350)	$220,236

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended September 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$3,741	$2,644,803
(Losses) in other comprehensive income	(849)	—	—	—	(849)
Gains/(losses) in earnings	—	116,177	(2,726)	(2,118)	111,333
Additions/Issuances	69,543	—	16,078	—	85,621
Settlements(1)	(138,107)	(362,737)	(5,679)	107	(506,416)
Balance, September 30, 2014	$1,174,459	$1,026,512	$131,791	$1,730	$2,334,492
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2014	$—	$116,177	$(2,726)	$(91)	$113,360

Nine-Month Period Ended September 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Gains in other comprehensive income	1,021	—	—	—	1,021
Gains/(losses) in earnings	—	475,607	(14,078)	1,212	462,741
Additions/Issuances	171,869	1,870,383	20,081	—	2,062,333
Settlements(1)	(222,831)	(1,319,478)	(15,999)	354	(1,557,954)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, September 30, 2014	$1,174,459	$1,026,512	$131,791	$1,730	$2,334,492
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2014	$—	$475,607	$(14,078)	$(306)	$461,223

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

NOTE 16. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities Available-for-Sale and Trading Securities

Securities accounted for at fair value include both available-for-sale and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by the pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or reference to recent sales of similar securities.

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

ABS is comprised primarily of collateralized loan obligations ("CLOs") and other ABS. Certain ABS are valued using DCF models. The DCF models are obtained from a third-party pricing vendor which uses observable market data and therefore are classified as Level 2 inputs. CLOs are initially valued by the provider using DCF models which consider inputs such as default correlation, credit spread, prepayment speed, conditional default rate and loss severity. The price produced by the model is then compared to recent trades for similar transactions. If there are differences between the model price and the market price, adjustments are made to the model so the final price approximates the market price. These CLO investments are, therefore, considered Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally-developed DCF model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.3 million and $10.1 million, respectively, at September 30, 2015.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.0 million and $9.5 million, respectively, at September 30, 2015.

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

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,571,741	Discounted Cash Flow	Discount Rate (1)	0.79% - 2.01% (1.10%)
Sale-leaseback securities	$50,986	Consensus Pricing (2)	Offered quotes (3)	130.15%
Retail installment contracts held for investment	$374,158	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.95% - 12.00% (10.63%)
			Recovery Rate (7)	25.00% - 43.00% (31.67%)
Mortgage servicing rights	$143,535	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.01% - 36.43% (10.38%)
			Discount Rate (9)	9.90%
Mortgage banking interest rate lock commitments	$5,480	Discounted Cash Flow	Pull through percentage (10)	77.46%
			MSR value (11)	0.71% - 1.07% (1.02%)

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
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,669,373	$4,669,373	$4,669,373	$—	$—
Available-for-sale investment securities	21,051,184	21,051,184	10,528	19,417,929	1,622,727
Loans held for investment, net	75,797,375	75,683,065	—	89,338	75,593,727
Loans held-for-sale	2,990,708	3,041,325	—	3,041,325	—
Restricted cash	2,431,103	2,431,103	2,431,103	—	—
Mortgage servicing rights	143,535	143,535	—	—	143,535
Derivatives	424,424	424,424	—	418,929	5,495

Financial liabilities:
Deposits	55,543,255	55,565,093	47,377,317	8,187,776	—
Borrowings and other debt obligations	48,371,320	49,378,230	—	39,499,046	9,879,184
Derivatives	475,149	475,149	—	474,731	418

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,234,725	$2,234,725	$2,234,725	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	73,923,745	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,709,653	40,147,937	—	30,355,610	9,792,327
Derivatives	374,991	374,991	—	374,636	355

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

As of September 30, 2015 and December 31, 2014, the Company had $2.4 billion and $2.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the difference between the fair value and the principal balance of LHFS and retail installment contracts measured at fair value as of September 30, 2015.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
Loans held-for-sale	$280,764	$273,846	$6,918
Nonaccrual loans	—	—	—

Retail installment contracts held for investment	$374,158	$496,200	$(122,042)
Nonaccrual loans	46,310	72,279	(25,969)

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

The Company's residential MSRs had an aggregate fair value of $143.5 million at September 30, 2015. Changes in fair value totaling a gain of $0.7 million were recorded in net mortgage banking income in the Condensed Consolidated Statement of Operations during the nine-month period ended September 30, 2015.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SCUSA serve. The Company has identified the following reportable segments:

•
The Retail Banking segment primarily comprises the Bank's branch locations and residential mortgage business. The branch locations offer a wide range of products and services to consumers, and attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, and home equity loans and lines of credit. The Retail Banking segment also includes investment services, provides annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Retail Banking segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

•
The Auto Finance & Business Banking segment currently provides commercial lines, loans, and deposits to business banking customers as well as indirect consumer leasing, commercial loans to dealers and financing for commercial vehicles and municipal equipment. The Auto Finance & Business Banking segment includes certain activity related to the Bank's intercompany agreements with SCUSA.

In conjunction with the Chrysler Agreement, the Bank has an agreement with SCUSA under which SCUSA provides the Bank with the first right to review and assess Chrysler dealer lending opportunities and, if the Bank elects, to provide the proposed financing. Historically and through September 30, 2014, SCUSA provided servicing under this arrangement. Effective October 1, 2014, the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SCUSA, were transferred to the Bank. The agreements executed in connection with this transfer require SCUSA to permit the Bank the first right to review and assess Chrysler Capital dealer lending opportunities and require the Bank to pay SCUSA a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of the Company.

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

•
The Global Corporate Banking ("GCB") segment was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking segment and was renamed during the third quarter of 2015. This segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

SCUSA has entered into a number of intercompany agreements with the Bank as described above as part of the Auto Finance & Business Banking segment. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of the Company.

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

During the second quarter of 2015, certain management and business line changes were announced as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. These changes became effective for reporting purposes during the third quarter. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•	The small business banking unit, formerly included in the Retail Banking business unit, was combined with the Auto Finance and Alliances business unit.

•	The commercial business banking unit, formerly included in the Real Estate and Commercial Banking business unit, was combined with the Auto Finance and Alliances business unit.

•	A new business unit named Auto Finance & Business Banking was created from the small business banking unit, the commercial business banking unit, and the Auto Finance and Alliances unit.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of September 30, 2015. Prior period results have been recast to conform to the new composition of the reportable segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
September 30, 2015	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$175,417	$63,418	$115,514	$54,475	$(23,080)	$1,231,539	$65,863	$116	$1,683,262
Total non-interest income	60,206	104,947	34,930	17,280	24,779	478,873	119,409	(4,463)	835,961
Provision/(release) for credit losses	18,800	7,017	3,897	4,570	(52,908)	744,143	128,661	—	854,180
Total expenses	284,969	102,781	43,168	18,981	174,343	613,263	12,099	(8,449)	1,241,155
Income/(loss) before income taxes	(68,146)	58,567	103,379	48,204	(119,736)	353,006	44,512	4,102	423,888

Intersegment (expense)/revenue(1)	66,568	5,136	(65,233)	(10,199)	3,728	—	—	—	—
Total average assets	16,871,108	8,440,985	21,849,120	12,093,666	34,262,662	35,478,456	—	—	128,995,997

For the Nine-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
September 30, 2015	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$512,584	$187,654	$338,678	$157,806	$(25,245)	$3,620,089	$307,689	$260	$5,099,515
Total non-interest income	213,064	306,320	72,610	60,961	67,295	1,435,354	170,391	(21,437)	2,304,558
Provision/(release) for credit losses	47,033	18,452	22,868	9,514	(32,490)	2,088,857	573,884	—	2,728,118
Total expenses	839,119	302,750	129,945	63,483	442,311	1,736,210	8,270	(23,982)	3,498,106
Income/(loss) before income taxes	(160,504)	172,772	258,475	145,770	(367,771)	1,230,376	(104,074)	2,805	1,177,849

Intersegment (expense)/revenue(1)	183,780	12,175	(200,550)	(30,039)	34,634	—	—	—	—
Total average assets	17,065,573	8,374,508	21,138,122	11,573,651	31,299,057	34,352,761	—	—	123,803,672

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three- Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
September 30, 2014	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$166,555	$61,293	$107,924	$46,586	$19,696	$1,092,698	$130,695	$29	$1,625,476
Total non-interest income	128,774	76,012	17,986	19,700	39,495	374,872	(4,075)	(8,938)	643,826
Provision/(release) for credit losses	35,251	2,868	(59,849)	7,990	13,740	770,105	243,252	—	1,013,357
Total expenses	259,799	75,821	39,386	18,160	194,770	415,403	(35,086)	(7,502)	960,751
Income/(loss) before income taxes	279	58,616	146,373	40,136	(149,319)	282,062	(81,546)	(1,407)	295,194

Intersegment revenue/(expense)(1)	27,342	5,649	(79,516)	(10,162)	56,687	—	—	—	—
Total average assets	17,833,597	7,027,225	20,511,518	9,812,825	26,775,746	30,648,333	—	—	112,609,244

For the Nine- Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
September 30, 2014	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$497,851	$180,088	$310,761	$131,780	$62,039	$3,238,551	$310,652	$(344,107)	$4,387,615
Total non-interest income	280,088	142,515	61,514	57,513	96,987	927,958	241,067	(92,809)	1,714,833
Gain on Change in Control	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision/(release) for credit losses	51,308	4,779	(63,135)	6,228	(39,181)	2,057,260	242,915	(225,453)	2,034,721
Total expenses	767,240	146,519	110,335	55,391	537,435	1,307,851	70,066	(260,476)	2,734,361
Income/(loss) before income taxes	(40,609)	171,305	325,075	127,674	(339,228)	801,398	2,667,277	49,013	3,761,905

Intersegment revenue/(expense)(1)	77,836	15,902	(242,454)	(30,077)	178,793	—	—	—	—
Total average assets	17,866,900	6,217,471	20,355,225	9,161,992	26,430,492	26,160,378	—	—	106,192,458

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NON-GAAP FINANCIAL MEASURES

The Chief Operating Decision Maker ("CODM"), as described by ASC 280, Segment Reporting, manages SCUSA on a historical basis by reviewing the results of SCUSA on a pre-Change in Control basis. The Results of Segments table discloses SCUSA's operating information on the same basis that it is reviewed by SHUSA's CODM to reconcile to SCUSA's GAAP results, purchase price adjustments and accounting for SCUSA as an equity method investment. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of its results or any performance measures under GAAP as set forth in its financial statements. The reader should compensate for these limitations by relying primarily on the GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SCUSA is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SCUSA's primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SCUSA also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand, the trade name used in providing services ("Chrysler Capital") under the ten-year private label financing agreement SCUSA signed with the Chrysler Group LLC. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides unsecured consumer loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SCUSA's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of SCUSA Common Stock.

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

On July 2, 2015, the Company announced that it had entered into an agreement with Thomas Dundon, the former Chief Executive Officer of SCUSA, DDFS, and Santander related to Mr. Dundon’s departure from SCUSA (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SCUSA Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the “Call Transaction”). At that date, the SCUSA Common Stock held by DDFS (the “DDFS shares”) represented approximately 9.8% of SCUSA Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Santander is expected to assume the Company’s obligation to purchase the DDFS shares and contribute those shares to SHUSA. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the DDFS shares that were ultimately sold in the Call Transaction.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the third quarter of 2015, unemployment improved while market results declined, marking a mixed quarter for the U.S. economy.

The unemployment rate at September 30, 2015 improved to 5.1% from 5.3% at June 30, 2015 and 5.9% one year ago. According to the U.S Bureau of Labor Statistics, the job growth is primarily attributable to the professional and business services, retail trade, and health care sectors.

Markets continued the overall decline that began in the second quarter, sparked by the Greek debt crisis and continued by short-term market trading disruptions in China and the U.S. The total year-to-date returns for the following indices, based on closing prices, at September 30, 2015 were:

September 30, 2015
Dow Jones Industrial Average	(8.6)%
S&P 500	(6.7)%
NASDAQ Composite	(2.4)%

At its September 2015 meeting, the Federal Open Market Committee (the “FOMC”) announced its plans to maintain the federal funds rate target at 0-.25% and the targeted inflation rate at 2%. While the federal funds rate has remained on target, the inflation rate remains just under 2.0%. As of its September statement, the FOMC had not confirmed timing for its initial increase in the target ranges for the federal funds rate.

The 10-year Treasury bond rate at September 30, 2015 was 2.06%, down from 2.17 % at December 31, 2014 and 2.51% one year prior. Over the past year, the 10-year Treasury bond rate decreased 45 basis points.

At the time of filing this Form 10-Q, third quarter 2015 mortgage origination activity results were not available. Actual origination data through the second quarter of 2015 indicated both purchase and refinance activity that exceeded the first half of 2014. Projections indicate that 2015 will remain ahead of 2014 in mortgage origination activity. Actual commercial and multifamily loan originations through the second quarter of 2015 also exceeded origination activity for the prior year.

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

	September 30, 2015
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$6,000	$4,961	$10,961
Germany	—	—	138,239	138,239
Great Britain	—	80,114	277,842	357,956
Italy	—	—	56,957	56,957
Netherlands	—	45,963	—	45,963
Norway	—	—	7,996	7,996
Portugal	—	—	40,833	40,833
Spain	93,481	11,000	44,261	148,742
Sweden	—	51,947	—	51,947
Switzerland	—	4,998	—	4,998
	$93,481	$200,022	$571,089	$864,592

The market value of the Company's European exposure at September 30, 2015 was $872.5 million.

	December 31, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$143,475	$4,953	$148,428
Germany	—	—	139,233	139,233
Great Britain	—	119,048	295,436	414,484
Italy	—	48,765	57,803	106,568
Netherlands	—	49,886	—	49,886
Norway	—	—	7,994	7,994
Portugal	—	—	41,081	41,081
Spain	93,938	78,098	61,355	233,391
Sweden	—	77,847	—	77,847
Switzerland	—	14,970	—	14,970
	$93,938	$532,089	$607,855	$1,233,882

The market value of the Company's European exposure at December 31, 2014 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $369.3 million, or 29.9%, from December 31, 2014 to September 30, 2015.

As of September 30, 2015, the Company had approximately $327.9 million of loans that were denominated in a currency other than the U.S. dollar.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, gross exposure to the foregoing countries was approximately 0.9% of the Company's total assets as of September 30, 2015, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

Management conducts periodic stress tests of the Company's significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. The Company does not have significant exposure to foreign country risks because its foreign portfolio is relatively small. However, the Company has identified exposure to increased loss from U.S. borrowers associated with the potential indirect impact of a European downturn on the U.S. economy. The Company mitigates these potential impacts through its normal risk management processes, which includes active monitoring and, if necessary, the application of loss mitigation strategies.

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of September 30, 2015:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa2	BBB+	Baa2	BBB+	A3	BBB+	Baa2	BBB
ST Deposits	P-1	A-2	n/a	A-2	P-2	A-2	n/a	A-2
Outlook	Stable	Stable	Negative	Stable	Positive	Stable	Positive	Stable

Subsequent to the quarter end, on October 2, 2015, S&P upgraded the long-term senior debt rating of the Kingdom of Spain's from BBB to BBB+. In addition, on October 6, 2015, S&P upgraded the long-term senior debt rating of Santander from BBB+ to A-. S&P also upgraded SHUSA's long-term debt rating from BBB to BBB+, and the Bank's long-term debt rating from BBB to
BBB+.

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

On March 16, 2015 Moody's published its new bank rating methodology and subsequently announced multiple rating actions following the publication of its new methodology. The rating actions affect 1,021 of 1,934 rated banking entities, which include operating banks, holding companies, subsidiaries, special purpose issuance conduits, branches and other entities for which Moody's has assigned ratings to at least one debt class. Moody's noted that the deposit ratings of most U.S. banking entities are on review for upgrade and their bank-level senior unsecured debt and issuer ratings are on review for downgrade. These rating actions reflect the Loss Given Failure component of Moody's new methodology. On May 15, 2015, Moody's upgraded the Bank's short-term deposit rating by 1 notch (from P-2 to P1) and downgraded its senior unsecured debt rating by 1 notch from Baa1 to Baa2. SHUSA's ratings were not placed under review by Moody's.

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act (the "ECOA"), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemember Civil Relief Act, the Unfair and Deceptive Practices Act, the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services), as well as other federal and state laws.

As SCUSA is a subsidiary of SHUSA, it is also subject to regulatory oversight from the Board of Governors of the Federal Reserve System ("Federal Reserve") for BHC regulatory supervision purposes, as well as the CFPB.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the DFA, which instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of, and government intervention in, the financial services sector during the financial crisis, was enacted. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are completed and fully implemented, which could take several years, the enhanced regulation has involved and will continue to involve higher compliance costs and have negatively affected the Company's revenue and earnings.

More specifically, the DFA imposes heightened prudential requirements on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions” or "SIFIs"), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

Under the Durbin Amendment to the DFA, in June 2011 the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers including the Bank, are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA established the Consumer Financial Protection Bureau (the "CFPB"), which has broad powers to set the requirements for the terms and conditions of consumer financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SCUSA, take steps to monitor and impose controls over vehicle dealer "mark-up" policies whereby dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SCUSA's policy, dealers are allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SCUSA reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). The Company believes this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. The Company plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

On July 31, 2015, the CFPB notified SCUSA that it had referred to the DOJ certain alleged violations by SCUSA of the ECOA regarding (i) statistical disparities in mark-ups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SCUSA and (ii) the treatment of certain types of income in SCUSA's underwriting process. On September 25, 2015, the DOJ notified SCUSA that it had initiated, based on the referral from the CFPB, an investigation under the ECOA of SCUSA's pricing of automobile loans.

The Company routinely executes interest rate swaps for the management of its asset/liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

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

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive offers. The Company's ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

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

Volcker Rule

The DFA added new section 13 to the BHC Act. Section 13, which is commonly referred to as the “Volcker Rule”, prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “covered fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities.

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

In implementing the Volcker Rule, an examination was made of all activities and investments worldwide to determine which banking entities were involved in proprietary trading and/or covered fund activity. Based on this review, all proprietary trading that was not permitted under the Volcker Rule was terminated and all covered fund activity was addressed under the rule’s requirements. As a result, the Company and its banking entity subsidiaries satisfied all requirements of the Volcker Rule for non-Legacy Covered Funds by July 21, 2015 deadline. In addition, many Legacy Covered Funds have already been conformed to the requirements of the Volcker Rule and will either be conformed to the Volcker Rule’s requirements or divested before any deadline for conformance.

Certain policies and procedures, training programs, recordkeeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule were implemented before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. The compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule.

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends on its capital levels in relation to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

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

As of September 30, 2015, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.43% and 11.09%, respectively. Under the transitions provided under Basel III, the Bank's and SHUSA's CET1 ratio under the standardized approach, were 13.86% and 12.09%, respectively. The calculation of the CET1 ratio under both a fully phased in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, the Company believes that, as of September 30, 2015, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of this MD&A for the Company's ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company.

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

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach where the most globally important covered companies (more than $700 billion in assets) and large regionals ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016. Based on management's interpretation of the final rule that will be effective on January 1, 2016, SHUSA's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in the Company's stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to the Company's 2014 capital plans. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

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

On July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of that written agreement, the Company is required to make enhancements with respect to, among other matters, board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

Total Loss Absorbing Capacity

On October 30, 2015 the Federal Reserve released a notice of proposed rulemaking (NPR) on total loss absorbing capacity ("TLAC"), long-term debt ("LTD"), and clean holding company requirements for systemically important U.S. BHCs and intermediate holding companies ("IHCs") of systemically important foreign banking organizations ("FBOs"). SHUSA, as the IHC for Santander in the U.S., will be subject to these requirements.

TLAC represents the amount of equity and debt a company must hold to facilitate its orderly liquidation. Under the FRB’s proposal, SHUSA would be required to hold loss absorbing equity and unsecured debt of 18.5% of risk-weighted assets ("RWAs") by January 1, 2019 and then 20.5% of RWAs by January 1, 2022. These amounts represent the TLAC requirement (16% by January 1, 2019 and then 18% by January 1, 2022) plus a TLAC buffer of 2.5%. The FRBs proposal also establishes a requirement for the LTD component of the TLAC. The LTD requirement for SHUSA would be 7% of RWAs by January 1, 2019.

The comment period on the FRB's TLAC proposal ends on February 1, 2016.

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

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with global assets of $50 billion or more and U.S. non-branch assets of $10 billion or more, including Santander, must consolidate U.S. subsidiary activities under a U.S. IHC. In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS, heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander is required to transfer its U.S. non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. The IHC must be formed, with all but 10% of the non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

During the period covered by this quarterly report:

•
Santander UK plc ("Santander UK") holds frozen savings and one current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the nine-month period ended September 30, 2015. Revenue generated by Santander UK on these accounts in the third quarter of 2015 is negligible.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators ("NPWMD") designation, holds a mortgage with Santander U.K. that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander U.K. continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with this mortgage was approximately £2,928, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

•
In addition, during the third quarter of 2015 two additional Santander UK customers were designated. A UK national designated by the U.S under the Specially Designated Global Terrorist (SDGT) sanctions program, who is on the U.S Specially Designated National (SDN) list. This customer holds a bank account which generated revenue of £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. A second UK national also designated by the U.S under the SDGT sanctions program and on the U.S. SDGT list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.

In addition, the Santander group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of September 30, 2015, Santander was owed €0.9 million under this credit facility and 95% covered by official export credit agencies.

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

In the aggregate, all of the transactions described above resulted in approximately €12,000 in gross revenues and approximately €44,000 of net loss to the Santander group in the nine months ended September 30, 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net interest income	$1,683,262	$1,625,476	$5,099,515	$4,387,615
Provision for credit losses	(854,180)	(1,013,357)	(2,728,118)	(2,034,721)
Total non-interest income	835,961	643,826	2,304,558	4,143,372
General and administrative expenses	(1,211,424)	(919,743)	(3,405,969)	(2,530,262)
Other expenses	(29,731)	(41,008)	(92,137)	(204,099)
Income before income taxes	423,888	295,194	1,177,849	3,761,905
Income tax provision	(241,764)	(36,102)	(474,708)	(1,285,855)
Net income(1)	$182,124	$259,092	$703,141	$2,476,050
(1) Includes non-controlling interest

The Company reported pre-tax income of $423.9 million and $1.2 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to pretax income of $295.2 million and $3.8 billion for the three-month and nine-month periods ended September 30, 2014. Factors contributing to these changes were as follows:

•
Net interest income increased $57.8 million and $711.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were primarily due to the increased interest income as a result of the growing retail installment contract and auto loan portfolio.

•
The provision for credit losses decreased $159.2 million and increased $693.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in the nine-month period was primarily due to the continued growth in the retail installment contract ("RIC"), auto loan portfolio and the related provisioning for these portfolios. The decrease in the three-month period was due to the movement of loans from held for investment to held for sale.

•
Total non-interest income increased $192.1 million and decreased $1.8 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the nine-month period was primarily due to the one-time net gain recognized in the first quarter of 2014 related to the Change in Control. The increase for the three-month period was primarily due to higher lease income in the current period.

•
Total general and administrative expenses increased $291.7 million and $875.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to lease expense, as well as compensation and benefits.

•
Other expenses decreased $11.3 million and $112.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding period in 2014. The decrease in the nine-month period was primarily due to a one-time impairment charge on long-lived assets in 2014, while the decrease in the three-month period was primarily due to a one-time loss on debt extinguishment in the third quarter of 2014.

•
The income tax provision increased $205.7 million and decreased $811.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase for the three-month period ended September 30, 2015 was primarily related to a $104 million increase in the reserve for uncertain tax positions in 2015. Refer to Footnote 12 for additional information. The decrease of $811.1 million for the nine-month period ended September 30, 2015 was due to the income tax provision on the gain on Change in Control that occurred in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$24,060,297	$101,596	1.68%	$14,889,844	$81,558	2.19%
LOANS(2):
Commercial loans	30,074,804	241,019	3.18%	26,573,374	217,094	3.24%
Multi-family	9,207,838	89,290	3.85%	9,055,704	99,276	4.35%
Consumer loans:
Residential mortgages	6,700,834	66,186	3.92%	9,518,535	95,577	4.02%
Home equity loans and lines of credit	6,147,646	54,658	3.53%	6,190,380	55,918	3.58%
Total consumer loans secured by real estate	12,848,480	120,844	3.73%	15,708,915	151,495	3.85%
Retail installment contracts and auto loans	25,500,683	1,241,989	19.32%	22,108,076	1,147,242	20.59%
Personal unsecured	3,135,513	169,227	21.41%	2,029,004	178,288	34.86%
Other consumer(3)	1,118,594	25,556	9.06%	1,417,671	32,385	9.06%
Total consumer	42,603,270	1,557,616	14.51%	41,263,666	1,509,410	14.52%
Total loans	81,885,912	1,887,925	9.15%	76,892,744	1,825,780	9.43%
Allowance for loan losses (4)	(3,175,954)	—	—%	(1,585,648)	—	—%
NET LOANS	78,709,958	1,887,925	9.52%	75,307,096	1,825,780	9.62%
Intercompany Investments	14,640	222	6.02%	—	—	—%
TOTAL EARNING ASSETS	102,784,895	1,989,743	7.68%	90,196,940	1,907,338	8.40%
Other assets(5)	26,211,102			22,412,304
TOTAL ASSETS	$128,995,997			$112,609,244
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,523,046	$14,347	0.49%	$11,293,317	$10,783	0.38%
Savings	3,969,472	1,191	0.12%	4,015,718	1,328	0.13%
Money market	23,366,596	32,807	0.56%	20,230,827	23,953	0.47%
Certificates of deposit	7,904,938	17,260	0.87%	6,856,663	17,890	1.04%
TOTAL INTEREST BEARING DEPOSITS	46,764,052	65,605	0.56%	42,396,525	53,954	0.50%
BORROWED FUNDS:
FHLB advances	11,703,043	45,787	1.55%	8,192,461	66,443	3.22%
Federal funds and repurchase agreements	2,228	1	0.18%	—	—	—%
Other borrowings	35,630,247	188,168	2.10%	29,280,602	149,150	2.02%
TOTAL BORROWED FUNDS (6)	47,335,518	233,956	1.96%	37,473,063	215,593	2.29%
TOTAL INTEREST BEARING FUNDING LIABILITIES	94,099,570	299,561	1.26%	79,869,588	269,547	1.34%
Noninterest bearing demand deposits	8,267,126			8,004,592
Other liabilities(7)	3,414,770			2,609,271
TOTAL LIABILITIES	105,781,466			90,483,451
STOCKHOLDER’S EQUITY	23,214,531			22,125,793
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$128,995,997			$112,609,244
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,689,960			$1,637,791
NET INTEREST SPREAD (8)			6.42%			7.06%
NET INTEREST MARGIN (9)			6.52%			7.21%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,041,105	$300,533	1.91%	$14,741,828	$243,063	2.20%
LOANS(2):
Commercial loans	29,468,457	696,843	3.16%	25,481,792	634,692	3.33%
Multi-family	8,740,276	269,612	4.12%	9,110,795	285,718	4.19%
Consumer loans:
Residential mortgages	6,832,880	202,632	3.96%	9,582,020	288,161	4.01%
Home equity loans and lines of credit	6,168,383	163,721	3.55%	6,214,366	166,548	3.58%
Total consumer loans secured by real estate	13,001,263	366,353	3.77%	15,796,386	454,709	3.84%
Retail installment contracts and auto loans	24,487,167	3,773,376	20.60%	19,069,809	3,039,566	21.31%
Personal unsecured	2,877,176	514,300	23.90%	1,636,746	450,790	36.82%
Other consumer(3)	1,196,014	81,070	9.06%	1,473,942	93,117	8.45%
Total consumer	41,561,620	4,735,099	15.23%	37,976,883	4,038,182	14.21%
Total loans	79,770,353	5,701,554	9.56%	72,569,470	4,958,592	9.13%
Allowance for loan losses (4)	(2,717,775)	—	—%	(1,262,839)	—	—%
NET LOANS	77,052,578	5,701,554	9.89%	71,306,631	4,958,592	9.29%
Intercompany investments	14,640	664	6.06%	—	—	—%
TOTAL EARNING ASSETS	98,108,323	6,002,751	8.18%	86,048,459	5,201,655	8.08%
Other assets(5)	25,695,349			20,143,999
TOTAL ASSETS	$123,803,672			$106,192,458
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,547,452	$40,600	0.47%	$10,965,717	$23,830	0.29%
Savings	3,960,464	3,621	0.12%	4,023,385	4,000	0.13%
Money market	22,666,266	94,851	0.56%	19,460,569	62,324	0.43%
Certificates of deposit	8,140,845	55,122	0.91%	7,363,777	59,459	1.08%
TOTAL INTEREST BEARING DEPOSITS	46,315,027	194,194	0.56%	41,813,448	149,613	0.48%
BORROWED FUNDS:
FHLB advances	9,158,535	133,324	1.95%	7,705,533	204,845	3.55%
Federal funds and repurchase agreements	15,586	18	0.15%	641	—	—%
Other borrowings	33,897,097	548,472	2.16%	25,757,395	419,856	2.18%
TOTAL BORROWED FUNDS (6)	43,071,218	681,814	2.12%	33,463,569	624,701	2.50%
TOTAL INTEREST BEARING FUNDING LIABILITIES	89,386,245	876,008	1.31%	75,277,017	774,314	1.38%
Noninterest bearing demand deposits	8,073,662			7,933,912
Other liabilities(7)	3,334,991			2,259,454
TOTAL LIABILITIES	100,794,898			85,470,383
STOCKHOLDER’S EQUITY	23,008,774			20,722,075
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$123,803,672			$106,192,458
TAXABLE EQUIVALENT NET INTEREST INCOME		$5,126,079			$4,427,341
NET INTEREST SPREAD (8)			6.87%			6.70%
NET INTEREST MARGIN (9)			6.99%			6.88%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$2,518	$2,250	$5,337	$5,811
Investments available-for-sale	85,293	61,290	239,755	183,158
Other investments	10,787	9,205	39,880	26,950
Total interest income on investment securities and interest-earning deposits	98,598	72,745	284,972	215,919
Interest on loans	1,884,226	1,822,275	5,690,548	4,948,106
Total Interest Income	1,982,824	1,895,020	5,975,520	5,164,025
INTEREST EXPENSE:
Deposits and customer accounts	65,605	53,952	194,191	151,708
Borrowings and other debt obligations	233,957	215,592	681,814	624,702
Total Interest Expense	299,562	269,544	876,005	776,410
NET INTEREST INCOME	$1,683,262	$1,625,476	$5,099,515	$4,387,615
Net interest income increased $57.8 million and $711.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. This was primarily due to interest income earned on continued growth in the retail installment contract and auto loans portfolio, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SCUSA's debt obligations in 2015 compared to 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $25.9 million and $69.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The average balances of investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2015 were $24.1 billion and $21.0 billion with an average yield of 1.68% and 1.91%, respectively, compared to average balances of $14.9 billion and $14.7 billion with an average yield of 2.19% and 2.20% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to increased interest from CMOs of $22.5 million and $38.1 million for the three-month and nine-month periods ended September 30, 2015.

Interest Income on Loans

Interest income on loans increased $62.0 million and $742.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest income on loans was primarily due to the growth in originations of the retail installment contract and auto loan and unsecured loan portfolios. Interest income on the retail installment contract and auto loans portfolio increased $94.7 million and $733.8 million, respectively, for the three-month and nine-month periods ended September 30, 2015 compared to the corresponding periods in 2014. This was offset by decreases in interest on mortgage loans of $29.4 million and $85.5 million for the three-month and nine-month periods ended September 30, 2015, respectively.

The average balance of total loans was $81.9 billion and $79.8 billion with an average yield of 9.15% and 9.56% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $76.9 billion and $72.6 billion with an average yield of 9.43% and 9.13% for the corresponding periods in 2014. The increase in the average balance of total loans of $5.0 billion and $7.2 billion was primarily due to the growth of the retail installment contract and auto loan portfolio. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $25.5 billion and $24.5 billion with an average yield of 19.32% and 20.60% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $22.1 billion and $19.1 billion with an average yield of 20.59% and 21.31% for the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $11.7 million and $42.5 million for the three-month and nine-month periods ended September 30, 2015 compared to the corresponding periods in 2014. The average balance of total interest-bearing deposits was $46.8 billion and $46.3 billion with an average cost of 0.56% for both the three-month and nine-month periods ended September 30, 2015, respectively, compared to an average balance of $42.4 billion and $41.8 billion with an average cost of 0.50% and 0.48%for the corresponding periods in 2014. The increase in interest expense on deposits and customer-related accounts during the nine-month period ended September 30, 2015 was primarily due to the increase in the volume of deposit accounts, along with a slight increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $18.4 million and $57.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest expense on borrowed funds was due to a $9.9 billion and $9.6 billion increase in total average borrowings for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were primarily due to $3.1 billion of new debt issued by SBNA and the Company and net $2.3 billion of SCUSA securitization activity. The average balance of total borrowings was $47.3 billion and $43.1 billion with an average cost of 1.96% and 2.12% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to an average balance of $37.5 billion and $33.5 billion with an average cost of 2.29% and 2.50% for the corresponding periods in 2014.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2015 was $854.2 million and $2.7 billion, respectively, compared to $1.0 billion and $2.0 billion for the corresponding periods in 2014. The activity for the three-month and nine-month periods ended September 30, 2015 is primarily related to retail installment contract and auto loan activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Allowance for loan losses, beginning of period	$3,070,458	$1,425,856	$2,108,817	$834,337
Charge-offs:
Commercial	(45,440)	(28,680)	(96,561)	(81,157)
Consumer	(1,488,291)	(981,519)	(3,337,089)	(1,744,085)
Total charge-offs	(1,533,731)	(1,010,199)	(3,433,650)	(1,825,242)
Recoveries:
Commercial	25,091	8,841	39,264	18,551
Consumer	496,348	408,754	1,501,914	739,242
Total recoveries	521,439	417,595	1,541,178	757,793
Charge-offs, net of recoveries	(1,012,292)	(592,604)	(1,892,472)	(1,067,449)
Provision for loan losses (1)	854,180	1,033,357	2,723,118	2,099,721
Other(2):
Commercial	—	—	—	—
Consumer	—	(61,220)	(27,117)	(61,220)
Allowance for loan losses, end of period	$2,912,346	$1,805,389	$2,912,346	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$137,641	$170,274	$132,641	$220,000
Provision for unfunded lending commitments (1)	—	(20,000)	5,000	(65,000)
Loss on unfunded lending commitments	—	(633)	—	(5,359)
Reserve for unfunded lending commitments, end of period	137,641	149,641	137,641	149,641
Total allowance for credit losses, end of period	$3,049,987	$1,955,030	$3,049,987	$1,955,030

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
For 2015, the "Other" amount represents the impact on the allowance for loan and lease losses in connection with SCUSA classifying approximately $1.0 billion of retail installment contracts ("RICs") as held-for-sale during the first quarter of 2015. For 2014, the "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484 million of troubled debt restructurings and non-performing loans classified as held-for-sale during the quarter ended September 30, 2014.

The Company's net charge-offs increased for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014. The ratio of net loan charge-offs to average total loans was 1.2% and 2.4% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 0.8% and 1.5% for the corresponding periods in 2014.

Commercial loan net charge-offs as a percentage of average commercial loans, including multi-family loans, decreased to less than 0.1% and 0.1% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to less than 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2014. Consumer loan net charge-offs as a percentage of average consumer loans increased to 2.3% and 4.4% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 1.4% and 2.6% for the corresponding periods in the prior year.

The change in consumer net charge-offs for the three-month period ended September 30, 2015 was due to net charge-offs for the RIC and auto loans portfolio, which grew by approximately 119.1%, offset by a decrease in the residential mortgage and home equity portfolios net charge-offs of approximately 18.2%. The change in consumer net charge-offs for the nine-month period was due to net charge-offs for the RIC and auto loans portfolio growing by approximately 111.5%, offset by residential mortgage and home equity portfolio charge-offs decreasing by approximately 11.0%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consumer fees	$119,902	$93,451	$324,119	$273,128
Commercial fees	44,940	44,515	133,766	130,044
Mortgage banking income, net	31,317	97,576	85,484	127,285
Equity method investments (loss)/income, net	1,624	(4,619)	(5,543)	7,607
Bank-owned life insurance	15,590	13,373	44,430	44,536
Lease income	486,510	269,966	1,328,401	651,458
Miscellaneous income	138,071	129,433	376,630	469,295
Net gain/(loss) recognized in earnings	(1,993)	131	17,271	2,440,019
Total non-interest income	$835,961	$643,826	$2,304,558	$4,143,372

Total non-interest income increased $192.1 million and decreased $1.8 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase for the three-month period ended September 30, 2015 was primarily due to an increase in lease income. The decrease for the nine-month period ended September 30, 2015 was primarily due to the one-time gain recognized in 2014 related to the Change in Control.

Consumer Fees

Consumer fees increased $26.5 million and $51.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to the $29.0 million and $55.8 million increases in servicing fees attributable to the Company's growing RIC and auto loan portfolio. This growth was offset by a decrease in insurance service and consumer deposit fees.

Commercial Fees

Commercial fees increased $0.4 million and $3.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were primarily due to an increase in commercial loan fees of $4.0 million for the nine-months period ended September 30, 2015.

Mortgage Banking Revenue

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage and multi-family servicing fees	$11,127	$10,451	$33,640	$31,721
Net gains on sales of residential mortgage loans and related securities	5,167	90,868	28,731	104,720
Net gains on sales of multi-family mortgage loans	18,623	4,600	28,961	20,208
Net gains on hedging activities	15,806	61	12,787	713
Net (losses)/gains from changes in MSR fair value	(13,472)	(2,725)	749	(14,078)
MSR principal reductions	(5,934)	(5,679)	(19,384)	(15,999)
Total mortgage banking income, net	$31,317	$97,576	$85,484	$127,285

Mortgage banking income consisted of fees associated with servicing loans not held by the Company, as well as originations, amortization, and changes in the fair value of MSRs and recourse reserves. Mortgage banking income also included gains or losses on the sale of mortgage loans, home equity loans, home equity lines of credit, and MBS. Lastly, gains or losses on mortgage banking derivative and hedging transactions are also included in Mortgage banking income.

Mortgage banking revenue decreased $66.3 million and $41.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These changes were primarily due to decreases in the gain on sales of residential mortgage loans, partially, offset by an increase in hedging activities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since mid-2013, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fee fluctuations from rate changes.

The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%
September 30, 2015	3.99%	3.13%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees increased $0.7 million and $1.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding period in 2014. At September 30, 2015 and September 30, 2014, the Company serviced mortgage and multifamily real estate loans for the benefit of others totaling $897.0 million and $3.2 billion, respectively.

Net gains on sales of residential mortgage loans and related securities decreased $85.7 million and $76.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding period in 2014. For the three-month and nine-month periods ended September 30, 2015, the Company sold $655.8 million and $1.6 billion of loans for gains of $5.2 million and $28.7 million, respectively, compared to $385.3 million and $805.2 million of loans sold for gains of $90.9 million and $104.7 million for the three-month and nine-month periods ended September 30, 2014.

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

Net gains on sales of multi-family mortgage loans increased $14.0 million and $8.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase was primarily due to an $18.6 million release in the FNMA recourse reserve for the three-month period ended September 30, 2015. The release of FNMA recourse reserves was attributable to the $1.4 billion purchases of multi-family mortgages in the third quarter of 2015 from FNMA.

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

At September 30, 2015 and December 31, 2014, the Company serviced $589.7 million and $2.6 billion, respectively, of loans for FNMA. These loans had a credit loss exposure of $34.4 million and $152.8 million as of September 30, 2015 and December 31, 2014, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of September 30, 2015 and December 31, 2014, the Company had a liability of $8.1 million and $40.7 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities increased $15.7 million and $12.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The gains were primarily due to the increase in the mortgage loan pipeline and the Company's hedging strategy in the current mortgage rate environment.

Net gains/(losses) from changes in MSR fair value decreased $10.7 million and increased $14.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The carrying value of the related MSRs at September 30, 2015 and December 31, 2014 were $143.5 million and $145.0 million, respectively. The MSR asset fair value increase for the nine-month period September 30, 2015 was the result of increases in interest rates.

MSR principal reductions recognized a decrease of $0.3 million and $3.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These decreases were due to continued increases in prepayments and mortgage refinancing as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments

Equity Method Investments increased $6.2 million and decreased $13.2 million for the three-month and nine-month periods ended September 30, 2015, respectively. The decrease for the nine-month period ended September 30, 2015 was primarily due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014. The three-month period ended increase was due to amortization expense on housing loans that occurred in the third quarter of 2014.

Bank-Owned Life Insurance

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $2.2 million and decreased $0.1 million, for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

Lease income

Lease income increased $216.5 million and $676.9 million, on an average leased vehicle portfolio balance of $8.0 billion and $7.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were the result of the Company's efforts to grow the lease portfolio.

Net gain recognized in earnings

Net gains recognized in earnings decreased $2.1 million and $2.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the nine-month period ended September 30, 2015 was primarily due to the one-time gain the Company recognized in connection with the Change in Control during the first quarter of 2014. For additional information on the Change in Control, see Note 3 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net gain realized for the three-month period ended September 30, 2015 was primarily comprised of the sale of corporate debt securities with a book value of $63.7 million for a gain of $0.4 million, and the sale of ABS with a book value of $419.6 million for a loss of $1.4 million. The net gain for the nine-month period ended September 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $517.6 million for a gain of $7.0 million, and the sale of ABS with a book value of $683.9 million for a loss of $0.2 million, offset by OTTI of $1.1 million. The net gain realized for the three-month period ended September 30, 2014 was primarily due to the sale of corporate debt securities with a book value of $88.4 million for a gain of $0.1 million. The net gain realized for the nine-month period ended September 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $434.8 million for a gain of $4.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million.

Miscellaneous Income

Miscellaneous income increased $8.6 million and decreased $92.7 million for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014. The decrease for the nine-month period was primarily due to changes in fair value associated with the portfolio of loans that the Company accounts for at the fair value option ("FVO").

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Compensation and benefits	$365,071	$290,665	$1,012,887	$894,051
Occupancy and equipment expenses	128,990	117,697	397,769	350,788
Technology expense	43,534	40,806	130,690	124,874
Outside services	80,688	57,870	184,588	136,979
Marketing expense	25,731	11,858	57,913	37,077
Loan expense	89,944	80,392	296,135	237,691
Lease expense	384,276	208,879	1,068,137	508,038
Other administrative expenses	93,190	111,576	257,850	240,764
Total general and administrative expenses	$1,211,424	$919,743	$3,405,969	$2,530,262

Total general and administrative expenses increased $291.7 million and $875.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. During the second quarter of 2015, the Bank closed 29 branches located throughout its footprint in order to gain operational efficiencies. These closures resulted in accelerated depreciation expense of $7.6 million of related assets and a vacancy accrual charge of $6.4 million in the form of rent expense. Additional factors contributing to these increases were as follows:

Compensation and benefits expense increased $74.4 million and $118.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. This primary driver of these increases was the Company's continued investment in personnel through increased salary, benefits, and headcount. During the third quarter of 2015, the Company initiated a process to improve its operating efficiency specifically focused on organizational simplification.

Occupancy and equipment expenses increased $11.3 million and $47.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These were primarily due to increases in depreciation expense for the three-month and nine-month periods ended September 30, 2015 of $6.1 million and $23.1 million, respectively, which accounted for 54.4% and 49.2% of the increase.

Outside services increased $22.8 million and $47.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These increases were primarily due to the increase in consulting service fees that relate to finance-related initiatives, including preparation for meeting the requirements of the IHC implementation rules. Consulting fees increased $23.5 million and $54.0 million, respectively, for the three-month and nine-month periods ended September 30, 2015 from the corresponding periods in 2014. The increase was offset by a decrease in processing services.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan expense increased $9.6 million and $58.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These increases were primarily due to increases of $10.6 million and $50.8 million in collection expenses associated with the growing retail installment contract and auto loan portfolio. The increase for the three-month period was offset by a decrease in loan origination expenses.

Lease expense increased $175.4 million and $560.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio.

Other administrative expenses decreased $18.4 million and increased $17.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. The majority of the nine-month period ended increase was due to $35.4 million of legal fees recognized throughout the year, offset by a $16.2 million decrease in uninsured losses.

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortization of intangibles	$15,887	$17,730	$49,031	$50,670
Deposit insurance premiums and other expenses	13,809	14,967	42,987	43,937
Loss on debt extinguishment	—	8,311	—	11,946
Impairment of long-lived assets	—	—	—	97,546
Investment expense on affordable housing projects	35	—	119	—
Total other expenses	$29,731	$41,008	$92,137	$204,099

Total other expenses decreased $11.3 million and $112.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The primary factors contributing to the decreases were:

Amortization of intangibles decreased $1.8 million and $1.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease was primarily due to a decrease in amortization of core deposit intangibles.

Deposit insurance premiums expenses decreased $1.2 million and $1.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These variances were caused by a change in FDIC insurance premium rates and assessments for the Bank.

There were no losses on debt extinguishment during the three-month and nine-month periods ended September 30, 2015 compared to $8.3 million and $11.9 million of losses in the three-month and nine-month periods ended September 30, 2014.

There were no impairment charges recorded on long-lived assets during 2015. In the second quarter of 2014, an impairment of long-lived assets charge of $97.5 million was recorded due to the restructuring of the Company's capitalized software.

The Company incurred an investment expense on affordable housing projects of $35.0 thousand and $119.0 thousand for the three-month and nine-month periods ended September 30, 2015. This expense was directly related to low income housing tax credit investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

Income tax provisions of $241.8 million and $474.7 million were recorded for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $36.1 million and $1.3 billion for the corresponding periods in 2014. This resulted in effective tax rates of 57.0% and 40.3% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 12.2% and 34.2% for the corresponding periods in 2014. The higher tax rate for the three-month and nine-month periods ended September 30, 2015 was primarily due to a discrete tax expense recognized during the three-month period ended September 30, 2015 to increase the reserve for income taxes under dispute with the United States on two financing transactions and a discrete tax benefit recognized during the corresponding period in 2014 for a tax filing position on a debt redemption.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2015 consisted of Retail Banking, Auto Finance & Business Banking, Real Estate and Commercial Banking, Global Corporate Banking ("GCB"), and SCUSA. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s financial statements, effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Retail Banking

Net interest income increased $8.9 million and $14.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of the Retail Banking segment's gross loans was $14.1 billion and $14.3 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $17.1 billion and $17.2 billion for the corresponding periods in 2014, driven by a troubled debt restructuring ("TDR") sale during the third quarter of 2014, and the securitization of $2.1 billion of mortgage loans to MBS as part of the securitization transactions. The average balance of deposits was $32.5 billion and $32.7 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $31.6 billion and $31.8 billion for the corresponding periods in 2014, driven by growth in money market accounts. Total non-interest income decreased $68.6 million and $67.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses decreased $16.5 million and $4.3 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, driven by an improvement in credit quality in 2015. Total expenses increased $25.2 million and $71.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, primarily due to increased consulting service fees, which were mostly related to the CCAR plan, as well as increased maintenance expenses.

Total average assets for the three-month and nine-month periods ended September 30, 2015 were $16.9 billion and $17.1 billion, respectively, compared to $17.8 billion and $17.9 billion for the corresponding periods in 2014. These decreases were primarily driven by decreases within the mortgage loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Auto Finance & Business Banking

Net interest income increased $2.1 million and $7.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total average gross loans were $6.4 billion and $6.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $5.9 billion and $5.7 billion for the corresponding periods in 2014, driven by growth in the dealer lending and commercial equipment and vehicle funding ("CEVF") business lines. Total non-interest income increased $28.9 million and $163.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line, which was launched in 2014. The Auto Finance & Business Banking segment ceased originations in the indirect leasing business line during the quarter ended June 30, 2015. The provision for credit losses increased $4.1 million and $13.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $27.0 million and $156.2 million for the three-month and nine-month periods ended 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line.

Total average assets were $8.4 billion and $8.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $7.0 billion and $6.2 billion for the corresponding periods in 2014, driven by the growth in the indirect leasing business line. Total average deposits were $7.0 billion and $6.8 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $7.0 billion and $6.6 billion for the corresponding periods in 2014.

Real Estate and Commercial Banking

Net interest income increased $7.6 million and $27.9 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Driven by growth in the special industries portfolio, the average balance of this segment's gross loans increased to $21.9 billion and $21.2 billion during the three-month and nine-month periods ended September 30, 2015, respectively, compared to $20.6 billion and $20.5 billion for the corresponding periods in 2014. The average balance of deposits increased to $9.6 billion and $9.5 billion during the three-month and nine-month periods ended September 30, 2015, respectively, compared to $8.6 billion and $8.1 billion during the corresponding periods in 2014, due to an increase in government banking deposits. Total non-interest income increased $16.9 million and $11.1 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014 due to increased releases of recourse reserves during 2015. The provision for credit losses was $3.9 million and $22.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to provision releases of $59.8 million and $63.1 million for the corresponding periods in 2014. The increase in the provision was driven by loan growth in the segment. Total expenses increased $3.8 million and $19.6 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

Total average assets, which includes the related ACL, were $21.8 billion and $21.1 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $20.5 billion and $20.4 billion for the corresponding periods in 2014.

Global Corporate Banking

Net interest income increased $7.9 million and $26.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of this segment's gross loans was $9.9 billion and $9.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $8.1 billion and $7.5 billion for the corresponding periods in 2014. The average balance of deposits was $2.2 billion and $1.8 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $1.2 billion and $1.2 billion for the corresponding periods in 2014. Total non-interest income decreased $2.4 million and increased $3.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses decreased $3.4 million and increased $3.3 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $0.8 million and $8.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

Total average assets were $12.1 billion and $11.6 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $9.8 billion and $9.2 billion for the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Net interest income decreased $42.8 million and $87.3 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total non-interest income decreased $14.7 million and $29.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. There were provision releases of $52.9 million and $32.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to a provision for credit losses of $13.7 million and a provision release of $39.2 million during the corresponding periods in 2014. Total expenses decreased $20.4 million and $95.1 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

Average assets were $34.3 billion and $31.3 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $26.8 billion and $26.4 billion for the corresponding periods in 2014.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Net interest income increased $138.8 million and $381.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Total non-interest income increased $104.0 million and $507.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases in income were primarily attributable to increases in loans and leased vehicles during the year. The provision for credit losses decreased $26.0 million and increased $31.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $197.9 million and $428.4 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Average assets were $35.5 billion and $34.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $30.6 billion and $26.2 billion for the corresponding periods of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	September 30, 2015		December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,495,182	10.4%	$8,739,233	11.5%	$8,685,949	11.6%
Commercial and industrial loans and other commercial	21,728,493	26.6%	19,195,638	25.1%	18,055,988	24.1%
Multi-family	9,600,527	11.8%	8,705,890	11.4%	8,941,466	12.0%
Total Commercial Loans	39,824,202	48.8%	36,640,761	48.0%	35,683,403	47.7%
Consumer loans secured by real estate:
Residential mortgages	6,688,928	8.2%	6,969,309	9.2%	7,525,709	10.1%
Home equity loans and lines of credit	6,155,218	7.5%	6,206,980	8.1%	6,215,554	8.3%
Total consumer loans secured by real estate	12,844,146	15.7%	13,176,289	17.3%	13,741,263	18.4%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,423,613	31.1%	22,475,665	29.5%	21,870,891	29.2%
Personal unsecured loans	2,528,739	3.1%	2,696,820	3.5%	2,131,371	2.8%
Other consumer	1,079,729	1.3%	1,303,279	1.7%	1,376,948	1.9%
Total Consumer Loans	41,876,227	51.2%	39,652,053	52.0%	39,120,473	52.3%
Total Loans	$81,700,429	100.0%	$76,292,814	100.0%	$74,803,876	100.0%
Total Loans with:
Fixed	$49,206,794	60.2%	$45,661,781	59.9%	$45,262,807	60.5%
Variable	32,493,635	39.8%	30,631,033	40.1%	29,541,069	39.5%
Total Loans	$81,700,429	100.0%	$76,292,814	100.0%	$74,803,876	100.0%

(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $2.3 billion, or 8.2%, from December 31, 2014 to September 30, 2015, and increased $3.5 billion, or 13.0%, from September 30, 2014 to September 30, 2015. The primary driver was organic growth exceeding repayments and runoffs in the commercial and industrial portfolio by $2.1 billion.

Multi-family loans increased $894.6 million, or 10.3%, from December 31, 2014 to September 30, 2015, and increased $659.1 million, or 7.4%, from September 30, 2014 to September 30, 2015. The increase from December 31, 2014 to September 30, 2015 was primarily attributable to the $1.4 billion purchase of FNMA loans during the third quarter of 2015, offset by loan repayments exceeding originations by $254.0 million. The increase from September 30, 2014 to September 30, 2015 was primarily attributable to the $1.4 billion purchase of FNMA loans, offset by loan repayments exceeding organic originations by $673.0 million.

Consumer loans secured by real estate decreased $332.1 million, or 2.5%, from December 31, 2014 to September 30, 2015, and decreased $897.1 million, or 6.5%, from September 30, 2014 to September 30, 2015. The primary drivers of the decrease from December 31, 2014 were loan sales of $1.2 billion and runoff of $662.0 million exceeding originations of $1.7 billion. The decrease from September 30, 2014 was primarily due to additional loan sales of $556.0 million during the fourth quarter of 2014.

The consumer loan portfolio not secured by real estate increased $2.6 billion, or 9.7%, from December 31, 2014 to September 30, 2015, and increased $3.7 billion, or 14.4%, from September 30, 2014 to September 30, 2015. The growth from December 31, 2014 and September 30, 2014 were related to the retail installment contract and auto loan portfolio growth.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2015, 67.6% of the Company's RIC and auto loan portfolio and 32.1% of its personal unsecured loans portfolio were nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans nonetheless will experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because the Company's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

At September 30, 2015, a typical RIC was originated with an average APR of 16.9% and was purchased from the dealer at a discount of 2.2%. All of the Company's RICs and auto loans are fixed rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an allowance for loan losses to cover its estimate of inherent losses incurred as of the balance sheet date on its RICs. As of September 30, 2015, SCUSA's personal unsecured portfolio is held for sale and thus does not have a related allowance. The inclusion of SCUSA's nonprime loans within the Company's loan portfolio effective upon the Change in Control in 2014, among other things, resulted in an increase in the allowance for loan losses as a percentage of loans held for investment from 2.8% at December 31, 2014 to 3.7% at September 30, 2015.

NON-PERFORMING ASSETS

Non-performing assets decreased during the period, to $1.7 billion, or 1.3% of total assets, at September 30, 2015, compared to $1.8 billion, or 1.5% of total assets, at December 31, 2014, primarily due to a decrease in NPLs in the retail installment contract and auto loan portfolio.

Non-performing assets consist of non-performing loans and leases ("NPLs"), which represent loans and leases no longer accruing interest, OREO properties, and other repossessed assets. When interest accruals are suspended, accrued interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the retail installment contract portfolio, non-performing status may begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

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

Commercial

Commercial NPLs decreased $55.9 million from December 31, 2014 to September 30, 2015. At September 30, 2015, commercial NPLs accounted for 0.5% of total commercial loans, compared to 0.6% of total commercial loans at December 31, 2014. The decrease in commercial NPLs was primarily attributable to overall improvements in credit quality, including decreased delinquencies, TDRs, and net charge-offs.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$184,828	$126,628	$231,316	$142,026
Total loans	$6,688,928	$6,155,218	$6,969,309	$6,206,980
NPLs as a percentage of total loans	2.8%	2.1%	3.3%	2.3%
NPLs in foreclosure status	44.3%	21.7%	38.9%	13.7%

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

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of September 30, 2015, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014

New Jersey	23.9%	29.9%
New York	20.5%	18.1%
Pennsylvania	10.6%	13.0%
Massachusetts	21.9%	11.7%
All other states	23.1%	27.3%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 82.6% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 49.9% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through Brokers outside the Bank's geographic footprint. At September 30, 2015 and December 31, 2014, the residential mortgage portfolio included the following Alt-A loans:

	September 30, 2015	December 31, 2014
	(dollars in thousands)

Alt-A loans	$560,153	$637,327
Alt-A loans as a percentage of the residential mortgage portfolio	8.4%	9.1%
Alt-A loans in NPL status	$50,170	$67,668
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	27.1%	29.3%

The performance of the Alt-A segment has remained poor, averaging a 9.0% NPL ratio for the year-to-date in 2015. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.9% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 27.1% at September 30, 2015. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Consumer Loans Not Secured by Real Estate

RICs and amortizing term personal loans are classified as non-performing when they are greater than 60 days past due with respect to principal or interest. Except for loans accounted for using the fair value option, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to a performing status and the Company returns to accruing interest on the loan. The accrual of interest on revolving personal loans continues until the loan is charged off.

NPLs in the consumer loans not secured by real estate portfolio decreased $8.1 million from December 31, 2014 to September 30, 2015. At September 30, 2015, non-performing consumer loans not secured by real estate accounted for 3.4% of total consumer loans not secured by real estate, compared to 3.7% of total consumer loans not secured by real estate at December 31, 2014. This decrease was attributable to a decline in the overall aging of the retail installment contracts and auto loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$102,560	$167,780
Commercial and industrial loans and other commercial	70,388	58,794
Multi-family	7,319	9,639
Total commercial loans	180,267	236,213
Consumer:
Residential mortgages	184,828	231,316
Consumer loans secured by real estate	126,628	142,026
Consumer loans not secured by real estate	978,893	986,954
Total consumer loans	1,290,349	1,360,296

Total non-accrual loans	1,470,616	1,596,509

Other real estate owned	40,692	65,051
Repossessed vehicles	154,056	136,136
Other repossessed assets	377	11,375
Total other real estate owned and other repossessed assets	195,125	212,562
Total non-performing assets	$1,665,741	$1,809,071

Past due 90 days or more as to interest or principal and accruing interest	$77,528	$93,152
Annualized net loan charge-offs to average loans (2)	3.2%	2.6%
Non-performing assets as a percentage of total assets	1.3%	1.5%
NPLs as a percentage of total loans	1.8%	2.1%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.0%	2.4%
ACL as a percentage of total non-performing assets (1)	183.1%	123.9%
ACL as a percentage of total NPLs (1)	207.4%	140.4%

(1)	The ACL is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the three-month period ended September 30, 2015.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2015. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $86.7 million and $71.8 million at September 30, 2015 and December 31, 2014, respectively. Potential problem consumer loans amounted to $3.2 billion and $3.4 billion at September 30, 2015 and December 31, 2014, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Performing
Commercial	$117,656	$186,789
Residential mortgage	99,330	83,597
Retail installment contracts and auto loan	3,138,793	1,772,750
Other consumer	78,630	74,653
Total performing	3,434,409	2,117,789
Non-performing
Commercial	63,132	74,308
Residential mortgage	59,989	70,624
Retail installment contracts and auto loan	355,358	180,635
Other consumer	44,771	51,672
Total non-performing	523,250	377,239
Total	$3,957,659	$2,495,028

Performing TDRs totaled $3.4 billion at September 30, 2015, an increase of $1.3 billion compared to December 31, 2014. Non-performing TDRs totaled $523.3 million at September 30, 2015, an increase of $146.0 million compared to December 31, 2014. The following table provides a summary of TDR activity:

	Three-Month Period Ended September 30, 2015		Three-Month Period Ended September 30, 2014
	Retail installment contracts and auto loan	All other loans	Retail installment contracts and auto loan	All other loans(1)
	(in thousands)
TDRs, beginning of period(1)	$3,598,032	$489,395	$320,307	$985,471
New TDRs	941,862	7,170	575,521	48,091
Charged-Off TDRs	(334,058)	(1,263)	(33,140)	(8,444)
Sold TDRs	(573,135)	(2,239)	—	(435,664)
Payments on TDRs	(138,550)	(57,821)	(31,200)	(77,236)
TDRs, end of period(2)	$3,494,151	$435,242	$831,488	$512,218

(1) Excludes $17.2 million and $5.1 million of SCUSA personal unsecured loans at June 30, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $28.3 million and $12.2 million of SCUSA personal unsecured loans at September 30, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine-Month Period Ended September 30, 2015		Nine-Month Period Ended September 30, 2014
	Retail installment contracts and auto loan	All other loans(1)	Retail installment contracts and auto loan	All other loans(1)
	(in thousands)
TDRs, beginning of period(1)	$1,953,385	$524,938	$—	$1,003,643
New TDRs	3,293,942	58,194	925,258	106,218
Charged-Off TDRs	(781,713)	(7,786)	(42,982)	(17,001)
Sold TDRs	(600,203)	(7,691)	—	(440,673)
Payments on TDRs	(371,260)	(132,413)	(50,788)	(139,969)
TDRs, end of period(2)	$3,494,151	$435,242	$831,488	$512,218

(1) Excludes $16.7 million and zero dollars of SCUSA personal unsecured loans at December 31, 2014 and 2013, respectively, that were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $28.3 million and $12.2 million of SCUSA personal unsecured loans at September 30, 2015 and 2014, respectively, that were reclassified to LHFS during the third quarter of 2015.

Commercial

Performing commercial TDRs decreased from 71.5% of total commercial TDRs at December 31, 2014 to 65.1% of total commercial TDRs at September 30, 2015. This improvement is attributable to improving credit quality and performance among commercial borrowers, including fewer new TDRs and a rise in cured TDRs compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs increased from 54.2% of total residential mortgage TDRs at December 31, 2014 to 62.3% of total residential TDRs at September 30, 2015. This improvement is attributable to an increase in cured TDRs compared with 2014.

Retail installment contracts

RICs were a new portfolio for the Company in 2014 as a result of the Change in Control. The RIC and auto loan portfolio is primarily comprised of nonprime loans (67.6% at September 30, 2015) which leads to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than its other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 8.7% of the Company’s total retail installment contract and auto loan portfolio at December 31, 2014 and 13.7% at September 30, 2015.

Other Consumer Loans

Performing other consumer loan TDRs increased from 59.1% of total other consumer loan TDRs at December 31, 2014 to 63.7% of total other consumer loan TDRs at September 30, 2015. This improvement is primarily attributable to the personal unsecured lending portfolio.

In accordance with its policies and guidelines, the Company, at times, offer payment deferrals to borrowers on its retail installment contracts, under which the consumer is allowed to move up to three delinquent payments to the end of the loan. The policies and guidelines limit the number and frequency of deferrals that may be granted to one deferral every six months and eight months over the life of a loan. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments have been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

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

The Company evaluates the results of its deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, the Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

ALLOWANCE FOR CREDIT LOSSES ("ACL")

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$398,937	48.8%	$396,489	48.0%
Consumer loans	2,468,075	51.2%	1,679,304	52.0%
Unallocated allowance	45,334	imm.	33,024	imm.
Total allowance for loan losses	2,912,346	100.0%	2,108,817	100.0%
Reserve for unfunded lending commitments	137,641		132,641
Total ACL	$3,049,987		$2,241,458

General

The ACL increased $808.5 million from December 31, 2014 to September 30, 2015. The increase in the ACL was attributable to increased provisioning as a result of the continued growth in the Company's retail installment contract and auto loans portfolio.

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

The portion of the allowance for loan losses related to the commercial portfolio increased from $396.5 million at December 31, 2014 (1.1% of commercial loans) to $398.9 million at September 30, 2015 (1.0% of commercial loans). The primary factor resulting in the decrease of coverage is a result of improved portfolio risk distribution related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that has resulted in a decrease in reserve balances.

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

As of September 30, 2015, the Company had $601.3 million and $5.4 billion of consumer home equity loans and lines of credit, which included $261.6 million and $2.9 billion, or 43.5% and 53.6%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 57.0% and 69.4%, respectively, as of September 30, 2015.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.9% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 0.7% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current allowance for loan losses is maintained at a level sufficient to absorb inherent losses in the portfolio.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to January 1, 2019 is approximately 2.8% and not considered significant. The Company's home equity lines of credit originated prior to 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 15 years, along with amortizing repayment periods of up to 15 years. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including FICO credit scoring model score and LTV ratio. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

For RIC and personal unsecured loans at SCUSA, the Company estimates the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in the portfolio. RICs and personal unsecured loans are considered separately in assessing the required allowance for loan losses using product-specific allowance methodologies applied on pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts timing of unit losses and the loan balances at time of default.

For the personal unsecured loan portfolio at SCUSA, as of September 30, 2015, there was no allowance associated with the portfolio as the portfolio was moved to held for sale. In previous periods, including December 31, 2014, the Company employed product specific models in determining the required allowance for loan losses. For the fixed rate installment loan portfolio, a vintage modeling approach was employed in which the models predicted the timing of losses and the loan balance at the time of default. As these were unsecured loans, the total loss was the loan balance at the time of default. For revolving loans, the model stratified the portfolio based on delinquency categories and age of account. Loss rates were derived from historical experience to determine the expected portfolio losses over the next 12 months.

The Company considers changes in the used vehicle index when forecasting recovery rates to apply to the gross losses forecasted by the vintage model. Its models do not include other macro-economic factors. Instead, the allowance for loan loss process considers factors such as unemployment rates and bankruptcy trends as potential qualitative overlays. Management reviews idiosyncratic and systemic risks facing the business. This qualitative overlay framework enables the allowance for loan loss process to arrive at a provision that reflects all relevant information, including both quantitative model outputs and qualitative overlays.

The allowance for consumer loans was $2.5 billion and $1.7 billion at September 30, 2015 and December 31, 2014, respectively. The allowance as a percentage of held for investment consumer loans was 6.3% at September 30, 2015 and 4.3% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to continued growth in the Company's RIC and auto loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $45.3 million at September 30, 2015 and $33.0 million at December 31, 2014.

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

The reserve for unfunded lending commitments increased from $132.6 million at December 31, 2014 to $137.6 million at September 30, 2015. This increase was due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in the Company's commercial lending business. As a result of these shifts, the net impact of the decrease in the reserve for unfunded lending commitments to the overall ACL is immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, tax-free municipal securities, corporate debt securities, asset-backed securities ("ABS") and stock in the FHLB and the FRB. MBS consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale increased $5.1 billion to $21.1 billion at September 30, 2015, compared to $15.9 billion at December 31, 2014. During the nine months ended September 30, 2015, the composition of the Company's investment portfolio changed by decreases in ABS, corporate, and municipal securities which were offset by increases in High Quality Liquid Assets such as U.S. Treasuries and MBS. This increase was primarily driven by activity within the MBS portfolio, offset by activity within the state and municipal portfolio. MBS increased by $6.1 billion primarily due to $7.5 billion of investment purchases, offset by sales and maturities of $0.7 billion and normal principal amortization during 2015. The state and municipal portfolio decreased by $1.1 billion primarily due to sales and maturities of $1.0 billion. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

There were no trading securities held at September 30, 2015, compared to $833.9 million at December 31, 2014.

Other investments, which consists of FHLB stock and FRB stock, increased from $817.0 million at December 31, 2014 to $999.2 million at September 30, 2015 primarily due to purchases of FHLB and FRB stock, partially offset by the FHLB's repurchase of its stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at September 30, 2015 was approximately 3.99 years, compared to 4.11 years at December 31, 2014. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2015 was approximately 2.98 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

Goodwill totaled $8.9 billion at both September 30, 2015 and December 31, 2014.

The following table shows goodwill by reportable segments at September 30, 2015:

	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	GCB	SCUSA	Total
	(in thousands)
Goodwill at September 30, 2015	$1,550,176	$446,068	$1,297,055	$131,130	$5,467,582	$8,892,011

At September 30, 2015, goodwill represented 6.8% and 38.3% of total assets and total stockholder's equity, respectively, compared to 7.5% of total assets and 39.5% of total stockholder's equity at December 31, 2014.

The Company completed its annual goodwill impairment test as of October 1, 2014, and the results of the 2014 impairment test validated that the fair values exceeded the carrying values for the reporting units which had goodwill at the testing date.

During the second quarter of 2015, the Company determined that the expiration of the direct lease origination agreement with SCUSA constituted a potential impairment indicator in the Auto Finance & Business Banking reporting unit. As a result, the Company conducted an interim impairment test on the Auto Finance & Business Banking reporting unit as of April 1, 2015. The Company conducted the interim impairment test in the same manner as its annual impairment test with key inputs and assumptions being updated as of the interim testing date. The results of the interim impairment test validated that the fair value exceeded the carrying value for the Auto Finance & Business Banking reporting unit by over 25%. Based on these results, the Company does not consider the goodwill assigned to the Auto Finance & Business Banking reporting unit to be impaired or at risk for impairment.

No impairment indicators were noted in the other reporting units since the annual review and, accordingly, no other interim impairment tests have been performed.

The Company is in the process of completing its annual goodwill impairment test as of October 1, 2015.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.2 billion at September 30, 2015 and $1.0 billion at December 31, 2014. The $200 million increase for the nine-month period ended September 30, 2015 was primarily due to a $135.9 million increase in the deferred tax liability related to accelerated tax depreciation on leasing transactions; a $37.5 million decrease in the deferred tax asset for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes; a $13.2 million reduction in deferred tax assets related to a decrease in investment and market-related unrealized losses; and a $4.6 million increase in the net deferred tax liability from the change in other than temporary differences, net operating loss carryforwards and tax credits.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of September 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to resolve the case in its entirety and enter a final judgment in the Company's favor and awarding the Company a refund of all amounts paid to the IRS. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company, and the Company may appeal any decision in the IRS's favor.

In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. ("BNY Mellon") and BB&T Corp. ("BB&T") in favor of the IRS. BNY Mellon and BB&T each appealed. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T’s appeal by affirming the trial court's decision to disallow BB&T's foreign tax credits and to allow penalties, but reversing the trial court and allowed BB&T's entitlement to interest deductions. On September 9, 2015, the Court of Appeals for the Second Circuit upheld the trial court's decision in BNY Mellon's case, allowing BNY Mellon to claim interest deductions but disallowing BNY Mellon's claimed foreign tax credits. On September 29, 2015, BB&T filed a petition requesting the U.S. Supreme Court to hear its appeal of the Federal Circuit Court’s decision. BNY Mellon filed a petition requesting the U.S. Supreme Court hear its appeal of the Second Circuit’s decision on November 3, 2015.

While the Company remains confident in the legal merits of its position, the Company increased its reserve position as of September 30, 2015 by $104.2 million, and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

OTHER ASSETS

Other assets at September 30, 2015 were $1.8 billion, compared to $2.8 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables and miscellaneous assets and receivables, offset by an increase in derivative assets.

Income tax receivables decreased $337.0 million, primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $714.2 million primarily due to investment trades unsettled at the end of 2014 that were received by September 30, 2015. These unsettled trades were primarily related to $579.6 million in sales of trading securities between December 31, 2014 and September 30, 2015. These decreases were offset by a $49.3 million increase in derivative assets primarily due to an increase in capital market trading.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$10,817,674	19.5%	$10,864,395	20.7%
Non-interest-bearing demand deposits	8,104,813	14.6%	7,998,870	15.2%
Savings	3,958,790	7.1%	3,863,064	7.4%
Customer repurchase agreements	897,720	1.6%	988,790	1.9%
Money market	23,598,320	42.5%	21,447,579	40.9%
Certificates of deposit	8,165,938	14.7%	7,311,309	13.9%
Total Deposits	$55,543,255	100.0%	$52,474,007	100.0%

Total deposits and other customer accounts increased $3.1 billion from December 31, 2014 to September 30, 2015. The increase in deposits was primarily due to increases in money market accounts, CDs, and noninterest-bearing accounts, offset by a decrease in interest-bearing accounts. The increase in deposits was primarily comprised of increases in CDs of $854.6 million, or 11.7%, and money market accounts of $2.2 billion, or 10.0%, due mainly to continuing better economic conditions encouraging movement from certain interest-bearing investments to CDs and money market accounts.

Interest-bearing deposit accounts decreased $46.7 million, or 0.4%, primarily due to the shift in deposits to money market accounts. The Company continues to focus its efforts on attracting and increasing lower-cost deposits, however, the cost of deposits increased from 0.48% for the third quarter of 2014 to 0.56% for the third quarter of 2015.

Demand deposit overdrafts that have been reclassified as loan balances were $36.5 million and $51.3 million at September 30, 2015 and December 31, 2014, respectively. Time deposits of $250,000 or more totaled $1.3 billion and $993.4 million at September 30, 2015 and December 31, 2014, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts and operating leases, which are structured secured financings. Total borrowings and other debt obligations at September 30, 2015 were $48.4 billion, compared to $39.7 billion at December 31, 2014. Total borrowings increased $8.7 billion, primarily due to $3.1 billion of new debt issued by the Bank and the Holding Company, an increase of $3.9 billion in FHLB Advances, and net $2.3 billion of SCUSA securitization activity, offset by maturing debt of $0.6 billion. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 14 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources analysis.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through retention of quarterly earnings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2015 and December 31, 2014, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month and nine-month periods ended September 30, 2015.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at September 30, 2015:

	BANK

	September 30, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.86%	6.50%	4.50%
Tier 1 capital ratio	13.86%	8.00%	6.00%
Total capital ratio	15.14%	10.00%	8.00%
Leverage ratio	11.69%	5.00%	4.00%
(1) As defined by OCC regulations.

	SHUSA

	September 30, 2015	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	12.09%	6.50%	4.50%
Tier 1 capital ratio	13.44%	8.00%	6.00%
Total capital ratio	15.31%	10.00%	8.00%
Leverage ratio	11.92%	5.00%	4.00%

(2) As defined by FRB regulations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sources of Liquidity

Company and Bank

The Company and the Bank have several sources of funding to meet liquidity requirements, including the Bank's core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, and federal funds purchased, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

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

SCUSA

SCUSA requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SCUSA funds its operations through its lending relationships with 14 third-party banks and Santander, as well as through securitizations in the ABS market and large flow agreements. SCUSA seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SCUSA has over $4.3 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2015, SCUSA completed on-balance sheet funding transactions totaling approximately $12.0 billion, including:

•	four securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $4.6 billion;

•	a series of seven subordinate bond transactions on its SDART platform totaling $262.0 million to fund residual interests from existing securitizations;

•	four securitizations on its relaunched Drive Auto Receivables Trust, deeper subprime platform, for $3.4 billion;

•	top-ups of four private amortizing facilities totaling $1.6 billion; and

•	four private amortizing lease facilities totaling $2.0 billion.

SCUSA also completed $7.3 billion in asset sales, including $1.3 billion in third-party lease sales and $3.2 billion in recurring monthly sales with its third-party flow partners, in addition to executing several sales of charged off assets totaling $118.0 million in proceeds.

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

Available Liquidity

As of September 30, 2015, the Bank had approximately $22.6 billion in committed liquidity from the FHLB and the FRB. Of this amount, $6.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $22.4 billion and $13.7 billion, respectively. These amounts represented 40.3% and 26.1% of total deposits at September 30, 2015 and December 31, 2014, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Nine-Month Period Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$3,728,327	$3,332,291
Net cash (used in) investing activities	(14,389,842)	(10,628,505)
Net cash provided by financing activities	13,096,163	5,120,496

Cash provided by operating activities

Net cash provided by operating activities was $3.7 billion for the nine-month period ended September 30, 2015, which is comprised of net income of $0.7 billion, $2.7 billion of provision for credit losses, $4.7 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $5.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $3.3 billion for the nine-month period ended September 30, 2014, which was comprised of net income of $2.5 billion and $4.0 billion in proceeds from sales of LHFS, offset by $3.6 billion of originations of LHFS, net of repayments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in investing activities

For the nine-month period ended September 30, 2015, net cash used in investing activities was $14.4 billion, primarily due to $11.0 billion of purchases of investment securities available-for-sale, $7.4 billion in normal loan activity, and $4.7 billion in leased vehicle purchases, offset by $6.5 billion of investment sales, maturities and prepayments, $1.8 billion in proceeds from sales of loans held for investment and $1.8 billion in proceeds from sales of leased vehicles.

For the nine-month period ended September 30, 2014, net cash used in investing activities was $10.6 billion, primarily due to $3.9 billion of purchases of investment securities available-for-sale, $5.3 billion in normal loan activity and $4.6 billion in leased vehicle purchases, offset by $2.0 billion of investment sales, maturities and repayments and $1.6 billion in proceeds from sales of loans held for investment.

Cash provided by financing activities

For the nine-month period ended September 30, 2015, net cash provided by financing activities was $13.1 billion, which was primarily due to a $3.1 billion increase in deposits and an increase in net borrowing activity of $9.9 billion.

Net cash provided by financing activities for the nine-month period ended September 30, 2014 was $5.1 billion, which was primarily driven by an increase in proceeds from the issuance of common stock of $1.8 billion, an increase in deposits of $2.0 billion, and an increase in net borrowing activity of $1.3 billion.

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

The facilities offered through Santander NY's branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow SCUSA to continue to renew the term of these facilities annually going forward, thereby maintaining the three- and five-year maturities. These facilities currently permit unsecured borrowing, but generally are collateralized by retail installment contracts as well as securitization notes payable and residuals owned by SCUSA. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of approximately $3.7 billion and $3.6 billion under the facilities offered through Santander NY's branch during the nine-month periods ended September 30, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively.

Santander also serves as the counterparty for many of SCUSA's derivative financial instruments.

Secured Structured Financings

SCUSA's secured structured financings primarily consist of public, SEC-registered securitizations. SCUSA also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") and privately issues amortizing notes.

SCUSA obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SCUSA may choose to issue floating rate securities based on market conditions; in such cases, SCUSA generally executes hedging arrangements outside of the securitization trusts (the "Trusts") to lock in its cost of funds. Because of prevailing market rates, SCUSA did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in the U.S. since 2011. SCUSA has issued a total of over $46.0 billion in retail auto ABS since 2010.

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

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are also variable interest entities ("VIEs") that meet the requirements to be consolidated in the Company's financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on the Company's Condensed Consolidated Balance Sheet. The Company recognizes finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. The Company also records a provision for credit losses to cover inherent credit losses on the retail installment contracts. While these Trusts are included in the Company's Condensed Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or the Company's creditors or those of its other subsidiaries.

SCUSA has completed nine securitizations year-to-date in 2015, in addition to executing seven subordinate bond transactions to obtain additional liquidity from residual interests in existing securitizations. SCUSA currently has 34 securitizations outstanding in the market with a cumulative ABS balance of approximately $15.9 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

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

SCUSA has a flow agreement with Bank of America under which SCUSA is committed to sell up to a specified amount of eligible loans to that bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SCUSA and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350.0 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. For loans sold, SCUSA retains the servicing rights and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SCUSA also has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SCUSA executed an amendment to the servicing agreement with CBP, which increased the servicing fee that SCUSA receives. SCUSA and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement.

Off-Balance Sheet Financing

SCUSA periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, SCUSA records these transactions as true sales of the retail installment contracts securitized, and removes the sold assets from its condensed consolidated balance sheets. In April 2015, SCUSA executed its first off-balance sheet securitization of 2015, selling $769.0 million of gross retail installment contracts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine-month period ended September 30, 2015, SCUSA executed its first two bulk sales of leases to a third party. Due to accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that SCUSA has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, SCUSA is required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds were also needed to pay down the third-party credit facilities under which it had financed the leases prior to their sale, SCUSA has increased its borrowings on its related party credit facilities until the sale proceeds are fully reinvested over the 180 days following each sale.

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

At September 30, 2015, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the three-month and nine-month periods ended September 30, 2015. As of September 30, 2015, the Company had 530,391,043 shares of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$13,916,523	$7,157,477	$5,875,548	$661,591	$221,907
Notes payable - revolving facilities	9,879	3,235	5,669	975	—
Notes payable - secured structured financings	20,092,949	438,125	5,151,265	9,256,679	5,246,880
Other debt obligations (1) (2)	6,627,044	993,454	2,728,778	1,557,821	1,346,991
Junior subordinated debentures due to capital trust entities (1) (2)	435,280	9,594	19,188	19,188	387,310
Certificates of deposit (1)	8,221,072	6,827,277	1,347,955	45,840	—
Non-qualified pension and post-retirement benefits	69,921	6,741	13,542	13,928	35,710
Operating leases(3)	752,487	118,878	208,367	154,753	270,489
Total contractual cash obligations	$50,125,155	$15,554,781	$15,350,312	$11,710,775	$7,509,287

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2015. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluded from the above table are deposits of $47.4 billion that are due on demand by customers. Additionally, $247.7 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month London Interbank Offered Rate. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to those net interest income simulations, and scenario and market value analyses and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at September 30, 2015	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.48)%
Up 100 basis points	0.93%
Up 200 basis points	1.77%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2015 and December 31, 2014.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2015	December 31, 2014
Down 100 basis points	(4.23)%	(2.28)%
Up 100 basis points	0.43%	(0.40)%
Up 200 basis points	(0.39)%	(1.74)%

As of September 30, 2015, the Company’s MVE profile showed a decrease of 4.23% for downward parallel interest rate shocks of 100 basis points and also a decrease of 0.39% for upward parallel interest rate shocks of 200 basis points. This is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits) (“NMDs”).

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases and their market value appreciation therefore is limited. At the same time, with deposit rates already close to zero, the Company cannot effectively transfer interest rate declines to its NMD customers.

For upward parallel interest rate shocks extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks the loss in market value is not offset by the change in the NMD.

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

The Company also utilizes forward contracts to manage market risk associated with certain expected investment securities sales and equity options, which manage its market risk associated with certain customer deposit products.

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 11 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2, MD&A — Asset and Liability Management above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

The Company carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015 because of a material weakness previously identified and reported in its September 30, 2014 Form 10-Q and 10-Q/A filings in connection with the preparation and review of its Condensed Consolidated SCF and Note 5, the Company did not maintain effective disclosure controls and procedures.

Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of the Condensed Consolidated SCF and financial statement disclosures in Note 5, whereby errors were made during 2014 that were not identified in a timely manner. As a result of this material weakness, other errors were made during the quarters ended March 31, June 30, and September 30, 2014 related to the SCF for those periods which were not identified in a timely manner. These additional errors were identified and corrected in connection with the preparation of the Company's Form 10-K for 2014.

While the errors were concluded to not be material, the control deficiencies could result in a material misstatement of the SCF and Notes to the Consolidated Financial Statements that might not be prevented or detected. Accordingly, management has concluded that the control deficiencies constitute a material weakness.

Notwithstanding this material weakness, the Company has concluded that the financial statements included in this report fairly present in all material respects its financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.

Status of Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

During the second and third quarters of 2015, with the oversight of senior management and the Audit Committee, the Company implemented a number of new controls to remediate the material weakness described above. The Company has revised the design of the former process to prepare and review the SCF and Notes to the Consolidated Financial Statements, and has implemented additional controls and a new SCF model to remediate the underlying causes that gave rise to the material weakness. Other improvements to the process include additional reviews at a detailed level, the implementation of improved processes, and enhancements to documented controls.

The Company believes these measures have remediated the design and is monitoring the operating effectiveness of the new controls and believe these changes will strengthen its internal control over financial reporting for the preparation and review of the SCF and Notes to the Condensed Consolidated Financial Statements. As part of these ongoing efforts, the Company has documented and is in the process of testing its internal controls over financial reporting in order to report on the effectiveness of its internal controls as of December 31, 2015. The Company can provide no assurance at this time that management will be able to report that its internal control over financial reporting is effective as of December 31, 2015, or that its registered independent public accounting firm will be able to attest that such internal controls are effective.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

(10.1)
Underwriting Agreement dated January 22, 2014 among Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters listed therein, SCUSA, SCUSA Illinois, Santander Holdings USA, Inc. and the other Selling Stockholders listed in Schedule II thereto (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.2)
Shareholders Agreement dated January 28, 2014 among the Company, SCUSA, Sponsor Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. (Incorporated by reference to Exhibit 1.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.3)
Written Agreement, dated as of September 15, 2014, by and between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed September 18, 2014 (Commission File Number 001-16581)

(10.4)
Written Agreement, dated as of July 2, 2015, by and between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed July 7, 2015 (Commission File Number 001-16581)

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	November 13, 2015	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	November 13, 2015	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer and Senior Executive Vice President