Form 10-K
period 2015-12-31
Santander Holdings USA, Inc.
filed 2016-04-14
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), including changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions;

•
the strength of the United States economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and provisions for credit losses;

•
continued residual effects of recessionary conditions and uneven spread of positive impacts of recovery on the U.S. economy and SHUSA's counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparties' ability to meet credit and other obligations;

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

•
SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people and raise capital necessary to achieve its business goals and comply with regulatory requirements and expectations;

•
SHUSA’s ability to timely develop competitive new products and services in a changing environment that are responsive to the needs of SHUSA's customers and are profitable to SHUSA, the acceptance of such products and services by customers, and the potential for new products and services to impose additional costs on SHUSA and expose SHUSA to increased operational risk;

•
changes or potential changes to the competitive environment, including changes due to regulatory and technological changes, the effects of industry consolidation and perceptions of SHUSA as a suitable service provider or counterparty;

•	the ability of SHUSA and its third-party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•
SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;

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

•	SHUSA's ability to promote a strong culture of risk management, operating controls, compliance oversight and governance that meets regulatory expectations;

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

•	adverse publicity, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm; and

•	SHUSA’s success in managing the risks involved in the foregoing.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Santander Holdings USA, Inc. provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2015 Amendment: OCC consent order signed by Santander Bank, National Association ("SBNA") on June 16, 2015 which amended prior orders signed by SBNA and the Office of the Comptroller of the Currency on April 13, 2011 and January 7, 2013
IHC: U.S. intermediate holding company
ABS: Asset-backed securities	IFRS: International Financial Reporting Standards
ACL: Allowance for credit losses	IPO: Initial public offering
ADRs: American Depositary Receipts	IRS: Internal Revenue Service
ALLL: Allowance for Loan and Lease Losses	ISDA: International Swaps and Derivatives Association, Inc.
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	IT: Information Technology
AOD: Assurance of Discontinuance	Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013
APR: Annual percentage rate	LCR: Liquidity coverage ratio
ASC: Accounting Standards Codification	LHFI: Loans held for investment
ASU: Accounting Standards Update	LHFS: Loans held-for-sale
ATM: Automated teller machine	LIBOR: London Interbank Offered Rate
Bank: Santander Bank, National Association	LIHTC: Low Income Housing Tax Credit
BB&T: BB&T Corp.	LTD: Long-term debt
BHC: Bank holding company	LTV: Loan-to-value
BNY Mellon: Bank of New York Mellon	MBS: Mortgage-backed securities
BOLI: Bank-owned life insurance	Massachusetts AG: Massachusetts Attorney General
Brokers: Independent parties	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CBP: Citizens Bank of Pennsylvania	MSR: Mortgage servicing right
CCAR: Comprehensive Capital Analysis and Review	MVE: Market value of equity
CCART: Chrysler Capital Auto Receivables Trust	NCI: Non-controlling interest
CD: Certificate(s) of deposit	NMD: Non-maturity deposits
CEVF: Commercial equipment vehicle funding	NMTC: New Markets Tax Credit
CET1: Common equity tier 1	NPL: Non-performing loans
CFPB: Consumer Financial Protection Bureau	NPR: Notice of proposed rulemaking
CFTC: U.S. Commodity Futures Trading Commission	NPWMD: Non-Proliferation of Weapons of Mass Destruction
Change in Control: First quarter 2014 change in control and consolidation of SC	NSFR: Net stable funding ratio
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	NYSE: New York Stock Exchange
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	OCC: Office of the Comptroller of the Currency
CID: Civil investigative demand	OEM: Original equipment manufacturer
CLO: Collateralized loan obligations	OIS: Overnight indexed swap
CLTV: Combined loan-to-value	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
CMO: Collateralized mortgage obligation	OREO: Other real estate owned
CODM: Chief Operating Decision Maker	OTC Derivatives: Over-the-counter derivatives
Company: Santander Holdings USA, Inc.	OTS: Office of Thrift Supervision

Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	OTTI: Other-than-temporary impairment
CPR: Changes in anticipated loan prepayment rates	Plan: Pension plan acquired during acquisition Independence Community Bank Corp.
CRA: Community Reinvestment Act	REIT: Real estate investment trust
DCF: Discounted cash flow	RIC: Retail installment contracts
DDFS: Dundon DFS LLC	RSUs: Restricted stock units
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	RV: Recreational vehicle
DOJ: Department of Justice	RWA: Risk-weighted assets
DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities.	S&P: Standard & Poor's
DTI: Debt-to-income	Santander: Banco Santander, S.A.
DTL: Deferred tax liability	Santander NY: New York branch of Banco Santander, S.A.
ECOA: Equal Credit Opportunity Act	Santander Transaction: SHUSA became a wholly-owned subsidiary of Santander on January 30, 2009
EPS: Enhanced Prudential Standards	Santander US: [Used in Item 11] current composition of Santander Holdings USA, Inc.
EMI: Equity method investment	Santander UK: Santander UK plc
ETR: Effective tax rate	SBNA: Santander Bank, National Association
Exchange Act: Securities Exchange Act of 1934, as amended	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
FASB: Financial Accounting Standards Board	SC Common Stock: Common shares of SC
FBO: Foreign banking organization	SCF: Statement of Cash Flows
FDIA: Federal Deposit Insurance Act	SC Transaction: The de-consolidation of SC from SHUSA on December 31, 2012
FDIC: Federal Deposit Insurance Corporation	SCI: Santander Consumer International PR, LLC
Federal Reserve: Board of Governors of the Federal Reserve System	SCRA: Servicemembers Civil Relief Act
FHLB: Federal Home Loan Bank	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
FHLMC: Federal Home Loan Mortgage Corporation	SDGT: Specially Designated Global Terrorist
FICO: Fair Isaac Corporation® credit scoring model	SDN: Specially Designated Nationals and Blocked Persons
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SEC: Securities and Exchange Commission
FNMA: Federal National Mortgage Association	Securities Act: Securities Act of 1933, as amended
FOMC: Federal Open Market Committee	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, SC, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A on July 2, 2015.
FRB: Federal Reserve Bank	SHUSA: Santander Holdings USA, Inc.
FSB: Financial Stability Board	SIFI: systemically important financial institution
FVO: Fair value option	SPE: Special purpose entity
GAAP: Accounting principles generally accepted in the United States of America	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
GCB: Global Corporate Banking	Steck Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014.
GSE: Government-sponsored entity	TDR: Troubled debt restructuring
HQLA: High-quality liquid assets	TLAC: Total loss absorbing capacity
Trusts: Securitization trusts
VIE: Variable interest entity
VOE: Voting rights entity

PART I

ITEM 1 - BUSINESS

General

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns a majority interest (approximately 59%) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. At December 31, 2015, the Bank had 675 branches and 2,100 automated teller machines (ATMs) across its footprint. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance ("BOLI"). The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SC's primary business is the indirect origination of retail installment contracts (RICs), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SC also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand, the trade name used in providing services ("Chrysler Capital") under the ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RIC and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal unsecured consumer loans, private-label credit cards and other consumer finance products. Common stock of SC ("SC Common Stock") is listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC".

Segments

The Company's reportable segments are organized in accordance with its strategic business units. Except for the Company's SC segment, segments are focused principally around the customers the Bank serves.

In 2015, the Company's reportable segments include the following:

Retail Banking

The Retail Banking segment is primarily comprised of the Bank's branch locations and the residential mortgage business. The branch locations offer a wide range of products and services to customers, and attract deposits by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposit (CDs) and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, as well as business banking and small business loans to individuals. The Retail Banking segment also includes investment services and provides annuities, mutual funds, managed monies, and insurance products, and acts as an investment brokerage agent to the customers of the Retail Banking segment.

Auto Finance & Business Banking

The Auto Finance & Business Banking segment currently provides indirect consumer leasing as well as commercial loans to dealers and financing for commercial vehicles and municipal equipment. The Auto Finance and Alliances segment includes the activity related to the Bank's intercompany agreements with SC.

In conjunction with the Chrysler Agreement, the Bank has an agreement with SC under which SC provides the Bank with the first right to review and assess Chrysler dealer floor plan lending opportunities and, if the Bank elects, to provide the proposed financing. Historically and through September 30, 2014, SC provided servicing under this arrangement. Effective October 1, 2014, the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SC, were transferred to the Bank. The agreements executed in connection with this transfer require SC to provide the Bank first right to review and assess Chrysler Capital dealer lending opportunities which requires the Bank to pay SC a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of SHUSA. The terms of this lending relationship were renegotiated between SBNA and SC in the first quarter of 2016. The terms provide greater fee income opportunity for SC for leads provided that meet SBNA approved credit criteria.

In 2014, the Bank entered into a flow agreement with SC under which the Bank has the first right to review and approve all prime and super prime Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by the Bank for SC’s own portfolio. SC provided servicing and receives an origination fee on all leases originated under this agreement. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of SHUSA. In April 2015, the Bank and SC determined not to renew this direct origination agreement, which expired by its terms on May 9, 2015.

Real Estate and Commercial Banking

The Real Estate and Commercial Banking segment offers commercial real estate loans, multifamily loans, commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

Global Corporate Banking ("GCB")

The GCB segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

Santander Consumer USA Inc. ("SC")

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with the Chrysler Agreement, SC offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SC has several other relationships through which it holds personal loans, private-label credit cards and other consumer finance products. In the third quarter of 2015, SC announced that it would exit personal lending, and such assets were accordingly classified as held for sale. In February 2016, SC announced the sale of substantially all of the $900 million Lending Club portfolio. The remaining personal lending portfolio is being actively marketed.

SC has entered into a number of intercompany agreements with the Bank as described above as part of the Auto Finance & Business Banking segment. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of SHUSA.

The financial results for each of these reportable segments are included in Note 24 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-K. These results have been presented based on the Company's management structure and management accounting practices. The structure and accounting practices are specific to the Company and, as a result, the financial results of the Company's reportable segments are not necessarily comparable with similar information for other financial institutions.

Subsidiaries

SHUSA had two principal consolidated majority-owned subsidiaries at December 31, 2015, the Bank and SC.

By July 1, 2016, due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the provisions of the Final Rule as discussed below under "Supervision and Regulation" section of Item 1 of this Form 10-K. As a result of this rule, Santander is required to transfer its U.S. non-bank subsidiaries currently outside the Company to the Company, which would become a U.S. intermediate holding company (an "IHC"), or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries. SHUSA must consolidate all but 10% of Santander's U.S. subsidiaries activity under an IHC by July 1, 2016.

Employees

At December 31, 2015 the Company had approximately 15,150 employees. This compares to approximately 14,000 employees as of December 31, 2014. No Company employees are represented by a collective bargaining agreement.

Competition

The Bank is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, the availability of alternate channels of distribution, and servicing capabilities. Direct competition for deposits comes primarily from other national and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving competition for commercial and consumer loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for origination of loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

SC is also subject to substantial competition, particularly in the automotive finance industry. SC competes on the pricing it offers on its loans and leases as well as the customer service SC provides automotive dealer customers. SC, along with its competitors, provides pricing and other terms and conditions for loans and leases through web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SC's terms and conditions against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet dealers' needs. SC's primary competitors in the vehicle finance space are national and regional banks, credit unions, independent financial institutions, and the affiliated finance companies of automotive manufacturers.

Supervision and Regulation

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company (the "BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act (the "FDIA"), the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (the "SCRA"), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the Federal Reserve Bank (the "FRB") for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

Dodd-Frank Wall Street Reform and Consumer Protection Act ("DFA")

On July 21, 2010, the DFA was enacted. The DFA instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the financial crisis and includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. The enhanced regulation has and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings.

More specifically, the DFA imposes enhanced prudential standards on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions” or "SIFIs"), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

The DFA mandates an enhanced supervisory framework, which means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as deemed appropriate.

Under the Durbin Amendment to the DFA in June 2011, the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers including the Bank, are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA established the CFPB, which has broad powers to set the requirements for the terms and conditions of consumer financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

The Company routinely executes interest rate swaps for the management of its asset/liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the system requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, which may impact revenue and costs. SC already is subject to such state-level regulation.

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive officers. The Company's ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

Other requirements of the DFA include increases in the amount of deposit insurance assessments the Bank must pay; changes to the nature and levels of fees charged to consumers, which are negatively affecting the Bank's income; banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions; and increasing regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants, which will increase the cost of conducting this business.

Volcker Rule

The DFA added new section 13 to the BHC Act which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities.

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, SC, the Bank and numerous other Santander subsidiaries in the United States and abroad.

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

In implementing the Volcker Rule, an examination was made of all activities and investments worldwide to determine which banking entities were involved in proprietary trading and/or Covered Fund activity. Based on this review, all proprietary trading that was not permitted under the Volcker Rule was terminated and all Covered Fund activity was addressed under the rule’s requirements. As a result, the Company and its banking entity subsidiaries satisfied all requirements of the Volcker Rule for non-Legacy Covered Funds by the July 21, 2015 deadline. In addition, many Legacy Covered Funds have already been conformed to the requirements of the Volcker Rule or will either be conformed to the Volcker Rule’s requirements or divested before any deadline for conformance.

Certain policies and procedures, training programs, recordkeeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule were implemented before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. The compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule. On March 31, 2016, the Chief Executive Officer of the Company, on behalf of Santander, provided an attestation to the federal agencies responsible for administering the rule that the compliance program requirements applicable to Santander’s U.S. operations under the Volcker Rule were met by July 21, 2015.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, have and will continue to have a significant effect on banks and BHCs, including the Company and the Bank. In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule became effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including the Company and the Bank, to maintain a minimum common equity tier 1 ("CET1") ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. These requirements for the Company and the Bank went into effect on January 1, 2015.

A capital conservation buffer of 2.5% above these minimum ratios will be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019. This capital conservation buffer will be required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The final framework included new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and will be phased in over three years.

As of December 31, 2015, the Bank's and the Company's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.36% and 10.97%, respectively. Under the transitions provided under Basel III, the Bank's and the Company's CET1 ratio under the standardized approach, were 13.81% and 11.95%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If regulators would interpret the rules differently, there could be an impact on the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, the Company believes that, as of December 31, 2015, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of the MD&A for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company.

The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon.

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process that includes Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company is required to calculate the 'Modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 for the BHC. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results starting July 1, 2017. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

The next step will be publication of a U.S. notice of proposed rule-making on implementation of NSFR.

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans. In March 2014 and 2015, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans submitted by the Company. In its 2015 public report on CCAR, the Federal Reserve cited widespread and critical deficiencies in the Company's capital planning processes, including specific deficiencies in governance, internal controls, risk identification and risk management, management information systems, and supporting assumptions and analysis. As a result of the 2014 and 2015 CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve's approval other than the continued payment of dividends on the Company's outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve. The Company submitted its updated capital plan on time on April 5, 2016.

On May 1, 2014, the Board of Directors of SC declared a cash dividend of $0.15 per share of SC Common Stock (the "May SC dividend"). The Federal Reserve informed the Company on May 22, 2014 that it did not object to SC's payment of the May SC dividend, provided that Santander contribute at least $20.9 million of capital to the Company prior to such payment, so that the Company's consolidated capital position would be unaffected by the May SC dividend. The Federal Reserve also informed the Company that, until the Federal Reserve issues a non-objection to the Company's capital plan, any future SC dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, the Company issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21.0 million.

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank (the "FRB") of Boston and the Federal Reserve. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

On March 11, 2015, the Federal Reserve announced that the Company received an objection from the FRB of Boston to the 2015 capital plan the Company submitted on January 5, 2015. The FRB of Boston objected to the Company’s capital plan on qualitative grounds due to significant deficiencies in the Company’s capital planning process. Subject to the restrictions outlined above with respect to the written agreement, the FRB did not object to the Company’s payment of dividends on its outstanding class of preferred stock. The FRB of Boston did object to the requested payment of dividends on SC Common Stock.

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

TLAC represents the amount of equity and debt a company must hold to facilitate its orderly liquidation. Under the Federal Reserve’s proposal, the Company would be required to hold loss absorbing equity and unsecured debt of 18.5% of risk-weighted assets ("RWAs") by January 1, 2019 and then 20.5% of RWAs by January 1, 2022. These amounts represent the TLAC requirement (16% by January 1, 2019 and then 18% by January 1, 2022) plus a TLAC buffer of 2.5%. The Federal Reserve's proposal also establishes a requirement for the LTD component of the TLAC. The LTD requirement for the Company would be 7% of RWAs by January 1, 2019.

The comment period on the FRB's TLAC proposal ended on February 19, 2016.

Enhanced Prudential Standards ("EPS") for Liquidity

On February 18, 2014, the Federal Reserve approved the final rule implementing certain of the EPS mandated by Section 165 of the DFA (the "Final Rule"). The Final Rule applies the EPS to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) foreign banking organizations ("FBOs") with a U.S. banking presence exceeding $50 billion in consolidated U.S. non-branch assets. The Final Rule implements, as new requirements for U.S. BHCs, risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 were subject to the liquidity requirements as of January 1, 2015. The Company believes it has made significant progress in meeting the EPS requirements, including developing liquidity stress testing capabilities and reporting in 2015.

FBOs

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander will transfer its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which will become an IHC. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. As permitted by the Final Rule, the IHC will be formed, with all but 10% of non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

Regulatory Capital Requirements

Federal regulations require federal savings associations and national banks to maintain minimum capital ratios. Under the Federal Deposit Insurance Act ("FDIA"), insured depository institutions must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a Tier 1 leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An institution’s capital category is determined by reference to its most recent financial report filed with the OCC. If an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OCC regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and restricting increases in assets, numbers of branches and lines of business.

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

At December 31, 2015, the Bank met the criteria to be classified as “well-capitalized.”

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

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which is currently $250,000 per depositor per ownership category for each ownership deposit account category.

FDIC insurance premium expenses were $52.2 million for the year ended December 31, 2015.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2015, the Bank paid Financing Corporation assessments of $4.2 million, compared to $4.1 million in 2014. The annual rate for all insured institutions dropped to $0.060 for every $1,000 in domestic deposits in 2015, compared to $0.062 for the same measure in 2014. The assessments are revised quarterly and will continue until the bonds mature in 2017.

Federal Restrictions on Transactions with Affiliates and Insiders

All national banks are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve under the Federal Reserve Act, as well as additional limitations the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers (and these individuals' related interests) of the banking institution and its affiliates. For these purposes, the term “affiliate” includes a holding company such as the Company, Santander and any other company under common control with the Bank, such as SC.

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

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. There were no dividends declared or paid in 2015 or 2014. There were no returns of capital in 2015. The Bank returned capital of $128.0 million in 2014.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amounts of total reserve requirement at December 31, 2015 and 2014 were $492.7 million and $446.5 million, respectively. At December 31, 2015 and 2014, the Company complied with the reserve requirements.

Federal Home Loan Bank (FHLB) System

The FHLB system was created in 1932 and consists of eleven regional FHLBs. FHLBs are federally-chartered, but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $600.9 million as of December 31, 2015, compared to $425.0 million at December 31, 2014. The Bank utilizes advances from FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $18.9 billion at December 31, 2015 and had outstanding advances of $13.9 billion or 73% of total availability at that date. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $28.5 million and $13.8 million in dividends on its stock in the FHLB of Pittsburgh in 2015 and 2014, respectively.

Community Reinvestment Act (the "CRA")

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

The Bank’s lending activities are generally in compliance with applicable CRA requirements, and the Bank’s most recent public CRA report of the examination rated the Bank as “Outstanding,” the highest category. The OCC conducted a CRA examination that began in March 2014 covering the period from January 1, 2011 to December 31, 2013. This CRA examination is still open and the final results of the examination and rating have not been provided to the Bank or the public.

The Bank has developed a Community Reinvestment Plan for 2014-2016 that calls for a multi-billion dollar commitment to lending and investment to low- and moderate-income individuals and in communities in its principal banking markets. This commitment also continues the Bank's financial support and financial education services to many non-profit organizations within its market.

Anti-Money Laundering and the USA Patriot Act

Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act, and the USA Patriot Act require all financial institutions to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, currency transaction reporting and due diligence on customers. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposed compliance and due diligence obligations; created criminal penalties; compelled the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarified the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the USA Patriot Act’s requirements and provide more specific guidance on their application. The Company has complied with these regulations.

Financial Privacy

Under the Gramm-Leach-Bliley Act (the "GLBA"), financial institutions are required to disclose to their retail customers their policies and practices with respect to sharing nonpublic customer information with their affiliates and non-affiliates, how they maintain customer confidentiality, and how they secure customer information. Customers are required under the GLBA to be provided with the opportunity to “opt out” of information sharing with non-affiliates, subject to certain exceptions. The Company and the Bank have complied with these regulations.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Company not aware of any borrower which is currently subject to any environmental investigation or clean-up preceding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA or its subsidiaries.

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

During the period covered by this annual report:

•
Santander UK holds frozen savings and one current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts were 2.15.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation Weapons of Mass Destruction ("NPWMD") designation, holds a mortgage with Santander U.K. that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander U.K. continues to receive repayment installments. In 2015, total revenue in connection with this mortgage was approximately £3,876, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited; with the funds split into the same investment portfolio fund. The accounts have remained frozen during 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £189 while net profits in 2015 were negligible relative to the overall profits of Santander.

•
During the third quarter of 2015, two additional Santander UK customers were designated. A UK national designated by the U.S under the Specially Designated Global Terrorist ("SDGT") sanctions program and is on the U.S Department of the Treasury's Office of Foreign Assets Control's Specially Designated Nationals and Blocked Persons ("SDN") List. This customer holds a bank account which generated revenue of £183 combined during the third and fourth quarters of 2015. A stop was placed on the account. Net profits combined in the third and fourth quarters of 2015 in connection with this account were negligible relative to the overall profits of Santander. A second UK national is designated by the U.S under the SDGT sanctions program and on the U.S. SDGT List. No transactions were made in the third or fourth quarter of 2015 and this account is blocked and in arrears.

•
In addition, during the fourth quarter of 2015, Santander UK identified one additional customer. UK national designated by the U.S, under the SDGT sanctions program and on the U.S. SDN List. The customer holds a bank account which generated revenue of £ 2.15 during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Santander.

In addition, the Santander group has outstanding legacy export credit facilities with Bank Mellat, which was in the U.S. SDN List at December 31, 2015. In 2005, Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of December 31, 2015, Santander was owed €0.3 million under this credit facility and 95% covered by official export credit agencies.

Santander has not been receiving payments from Bank Mellat under any of this or other credit facilities in recent years. Santander has been and expects to continue to be repaid any amounts due by official export credit agencies. No funds have been extended by Santander under this facility since it was granted.

The Santander group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, the Santander group would need prior approval from the Spanish Government to pay any amounts due to Bank Sepah or Bank Mellat pursuant to Council Regulation (EU) No. 2015/1861.

In the aggregate, all of the transactions described above resulted in approximately €15,000 in gross revenues and approximately €77,000 of net loss to the Santander group in 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

The Company does not have any activities, transactions, or dealings which would require disclosure under Section 13(r) to the Securities Exchange Act of 1934.

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

Macro-Economic and Political Risks

Given that our loan portfolios are concentrated in the United States, adverse changes affecting the economy of the United States could adversely affect our financial condition.

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

In the past eight years, financial systems worldwide have experienced difficult credit and liquidity conditions and disruptions leading to less liquidity and greater volatility (such as volatility in spreads). Global economic conditions deteriorated significantly between 2007 and 2009, and the United States fell into recession. Although the United States has begun to recover, this recovery may not be sustainable. Many major financial institutions, including some of the country's largest commercial banks, investment banks, mortgage lenders, mortgage guarantors and insurance companies experienced, and some continue to experience, significant difficulties. Numerous institutions have sought additional capital or have received government assistance, and many lenders and institutional investors have reduced providing funding to borrowers (including to other financial institutions).

In particular, we face, among others, the following risks related to the economic downturn:

•
Increased regulation of our industry. Compliance with such regulation has increased and will continue to increase our costs and may affect the pricing for our products and services and limit our ability to pursue business opportunities.

•	Reduced demand for our products and services.

•	Inability of our borrowers to timely or fully comply with their existing obligations.

•
The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the sufficiency of our loan and lease loss allowances.

•	The value and liquidity of the portfolio of investment securities that we hold may be adversely affected.

•	Any worsening of economic conditions may delay the recovery of the financial industry and impact our financial condition and results of operations.

•	Macroeconomic shocks may impact the household income of our retail customers negatively and adversely affect the recoverability of our retail loans, resulting in increased loan and lease losses.

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

In addition, the global recession and disruption of the financial markets led to concerns over the solvency of certain European countries, affecting these countries’ capital markets access and in some cases sovereign credit ratings, as well as market perception of financial institutions that have significant direct or indirect exposure to these countries. These concerns continue even as the global economy is recovering and some previously stressed European economies have experienced at least partial recoveries from their low points during the recession. If measures to address sovereign debt and financial sector problems in Europe are inadequate, they may delay or weaken economic recovery, or result in the exit of one or more member states from the Eurozone or more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

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

Our results of operations are materially affected by conditions in the capital markets and the economy, which, although improving recently, continue to show signs of fragility and volatility. We have direct and indirect exposure to financial and economic conditions throughout the United States. A deterioration of the economic and financial environment could have a material adverse impact on the whole financial sector, creating new challenges in corporate lending and resulting in significant disruptions in financial activities at both the market and retail levels. This could materially and adversely affect our operating results, financial position and prospects.

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

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may be changed at any time. In addition, the interpretation and application by regulators of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has recently been adopted in the United States, and regulations have been and are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets we hold, require us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not affect us adversely.

Regulation of the Company as a BHC includes limitations on permissible activities. Moreover, as described below, the Company and the Bank are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to the plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit, and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our financial position and results of operations.

Other regulations which significantly affect the Company, or which could significantly affect the Company in the future, relate to capital requirements, liquidity and funding, taxation of the financial sector, and development of regulatory reforms in the United States, and are discussed in further detail below.

In addition, the volume, granularity, frequency and scale of regulatory and other reporting requirements necessitate a clear data strategy to enable consistent data aggregation, reporting and management. Inadequate management information systems or processes, including those relating to risk data aggregation and risk reporting, could lead to a failure to meet regulatory reporting requirements or other internal or external information demands that may result in supervisory measures.

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

With respect to over-the-counter ("OTC") derivatives, the DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants are required to register with the SEC or the U.S. Commodity Futures Trading Commission (the "CFTC"), or both, and are or will be subject to new capital, margin, business conduct, record-keeping, clearing, execution, reporting and other requirements. We may register as a swap dealer with the CFTC. Although many significant regulations applicable to swap dealers are already in effect, some of the most important requirements, such as margin requirements for uncleared swaps, have not yet been implemented, and we continue to assess how compliance with these new rules will affect our business.

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

In addition, in October 2014, the Federal Reserve and other United States regulators issued a final rule introducing a quantitative LCR requirement on certain large banks and BHCs. The LCR is broadly consistent with the Basel Committee’s revised Basel III liquidity rules, but is more stringent in several important respects. The Federal Reserve has stated that it intends, through future rule-makings, to apply the Basel III LCR and NSFR to the United States operations of some or all large FBOs.

On February 18, 2014, the Federal Reserve issued the Final Rule to enhance its supervision and regulation of certain FBOs. Among other things, this rule requires FBOs with over $50 billion of United States non-branch assets to establish or designate a United States IHC and to transfer its entire ownership interest in substantially all of its United States subsidiaries to that IHC by July 1, 2016. United States branches and agencies are not required to be transferred to the IHC. The IHC will be subject to an enhanced supervision framework, including enhanced risk-based and leverage capital requirements, liquidity requirements, risk/management requirements, and stress-testing requirements. A phased-in approach is being used for the standards and requirements. Certain enhanced prudential standards were effective on January 1, 2015, with other standards and requirements to be phased in between July 1, 2016 and January 1, 2018. The Final Rule also required Santander, as an FBO with United States total consolidated assets of more than $50 billion as of June 30, 2014, to submit an IHC implementation plan to the Federal Reserve by January 1, 2015. We submitted our IHC Implementation Plan on December 31, 2014. As of the date of this report, we are continuing to refine this plan. Implementation and compliance with this plan have caused and will continue to require the Company to invest significant management attention and resources.

Within the DFA, the Volcker Rule prohibits “banking entities” from engaging in certain forms of proprietary trading or from sponsoring or investing in covered funds, in each case subject to certain exceptions. The Volcker Rule also limits the ability of banking entities and their affiliates to enter into certain transactions with such funds with which they or their affiliates have certain relationships. The Volcker Rule became effective on July 21, 2012 and, on December 10, 2013; United States regulators issued final rules implementing the Volcker Rule. The final rules contain exclusions and certain exemptions for market-making, hedging, underwriting, and trading in United States government and agency obligations as well as certain foreign government obligations, and trading solely outside the United States, and also permit certain ownership interests in certain types of funds to be retained. On December 18, 2014, the Federal Reserve issued an order extending the period for all banking entities to conform to the Volcker Rule and implement a compliance program until July 21, 2016, and additional extensions are possible. Banking entities must bring their activities and investments into compliance with the requirements of the Volcker Rule by the end of the conformance period. We have assessed how the final rules implementing the Volcker Rule affect our business and have adopted the necessary measures to bring our activities into compliance with the rules.

Furthermore, Title I of the DFA and the implementing regulations issued by the Federal Reserve and the FDIC require each BHC with assets of $50 billion or more, including Santander, to prepare and submit a plan annually for the orderly resolution of our subsidiaries and operations domiciled in the United States in the event of future material financial distress or failure. The plan must include information on resolution strategy, major counterparties, and interdependencies, among other things, and requires substantial effort, time, and cost to prepare. Santander submitted its United States resolution plan in December 2015. The United States resolution plan is subject to review by the Federal Reserve and the FDIC.

On October 30, 2015 the Federal Reserve released a notice of proposed rulemaking (NPR) on total loss absorbing capacity ("TLAC"), long-term debt ("LTD"), and clean holding company requirements for systemically important U.S. BHCs and intermediate holding companies ("IHCs") of systemically important foreign banking organizations ("FBOs"). SHUSA, as the IHC for Santander in the U.S., will be subject to these requirements. The TLAC requirement is expected to create material additional quantitative requirements for the Company, including new minimum risk-based and leverage TLAC ratios of (i) the Company's regulatory capital plus certain types of long-term unsecured debt instruments and other eligible liabilities that can be written down or converted into equity during resolution to (ii) the Company's risk-weighted assets and the Basel III leverage ratio denominator.

Each of these aspects of the DFA, as well as other changes in United States banking regulations, may directly and indirectly impact various aspects of our business. The full spectrum of risks that the DFA, including the Volcker Rule, poses to us is not yet known. However, such risks could be material and could materially and adversely affect us.

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the Dodd-Frank Act or other banking laws or policies. In March 2014 and 2015, the Federal Reserve Board, as part of its Comprehensive Capital Analysis and Review (“CCAR”) process, objected on qualitative grounds to the capital plans submitted by Santander Holdings USA. In its 2015 public report on CCAR, the Federal Reserve Board cited widespread and critical deficiencies in the Company’s capital planning processes, including specific deficiencies in governance, internal controls, risk identification and risk management, management information systems, and supporting assumptions and analysis. As a result of the 2014 and 2015 CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve Board’s approval, other than the continued payment of dividends on the Company’s outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve Board. The Company’s updated capital plan was filed on April 5, 2016, and there is the risk that the Federal Reserve Board will object to the Company’s next capital plan.

In addition, we are subject to supervisory actions in the United States related to the CCAR stress testing and capital planning processes. Specifically, on September 15, 2014, the Company entered into a written agreement with the FRB of Boston and the Federal Reserve. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Other supervisory actions and restrictions on U.S. activities

In addition to the foregoing, U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution’s activities. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions. In addition, as part of the regular examination process, certain U.S. subsidiaries’ regulators may advise certain U.S. subsidiaries to operate under various restrictions as a prudential matter. The U.S. supervisory environment has become significantly more demanding and restrictive since the financial crisis of 2008. Under the U.S. Bank Holding Company Act, the Federal Reserve has the authority to disallow us and certain of our U.S. subsidiaries from engaging in certain categories of new activities in the United States or acquiring shares or control of other companies in the United States. Such actions and restrictions currently applicable to us or certain of our U.S. subsidiaries could adversely affect our costs and revenues. Moreover, efforts to comply with nonpublic supervisory actions or restrictions could require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions could have a material adverse effect on our business and results of operations; and we may be subject to significant legal restrictions on our ability to publicly disclose these matters or the full details of these actions. In addition to such confidential actions and restrictions, on July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of that written agreement, the Company is required to make enhancements with respect to, among other matters, board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

We are subject to potential intervention by any of our regulators or supervisors, particularly in response to customer complaints.

As noted above, our business and operations are subject to increasingly significant rules and regulations that are required to conduct banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and prudential and conduct of business regulations. These requirements are set by the relevant central banks and regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate.

In their supervisory roles, the regulators seek to maintain the safety and soundness of financial institutions with the aim of strengthening, but not guaranteeing, the protection of customers and the financial system. The supervisors continuing supervision of financial institutions is conducted through a variety of regulatory tools, including the collection of information by way of prudential returns, reports obtained from skilled persons, visits to firms and regular meetings with management to discuss issues such as performance, risk management and strategy. In general, these regulators have a more outcome-focused regulatory approach that involves more proactive enforcement and more punitive penalties for infringement. As a result, we face increased supervisory intrusion and scrutiny (resulting in increasing internal compliance costs and supervision fees), and in the event of a breach of our regulatory obligations we are likely to face more stringent regulatory fines. Some of the regulators are focusing strongly on consumer protection and on conduct risk and will continue to do so. This has included a focus on the design and operation of products, the behavior of customers and the operation of markets. Some of the laws on the relevant jurisdictions on which we operate, give the regulators the power to make temporary product intervention rules either to improve a firm’s systems and controls in relation to product design, product management and implementation, or to address problems identified with financial products. These problems may potentially cause significant detriment to consumers because of certain product features or governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such problems have been solved. Some of the regulatory regimes on the relevant jurisdictions on which we operate, require us to be in compliance across all aspects of our business, including the training, authorization and supervision of personnel, systems, processes and documentation. If we fail to be compliant with such relevant regulations, there would be a risk of an adverse impact on our business from sanctions, fines or other actions imposed by the regulatory authorities. Customers of financial services institutions, including our customers, may seek redress if they consider that they have suffered loss as a result of the mis-selling of a particular product, or through incorrect application of the terms and conditions of a particular product. Given the inherent unpredictability of litigation and the evolution of judgments by the relevant authorities, it is possible that an adverse outcome in some matters could harm our reputation or have a material adverse effect on our operating results, financial condition and prospects arising from any penalties imposed or compensation awarded, together with the costs of defending such an action, thereby reducing our profitability.

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

We are subject to certain claims and party to certain legal proceedings incidental to the normal course of our business from time to time, including in connection with lending activities, relationships with our employees and other commercial or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly when the claimants seek very large or indeterminate damages, or when the cases present novel legal theories, involve a large number of parties or are in the early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have established adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and in light of the uncertainties involved in such claims and proceedings; there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. As a result, the outcome of a particular matter may materially and adversely affect our financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by the SEC and law enforcement authorities.

Often, the announcement or other publication of claims or actions that may arise from such litigation and proceedings or of any related settlement may spur the initiation of similar claims by other clients or governmental entities. In any such claim or action, demands for substantial monetary damages may be asserted against us and may result in financial liability, changes in our business practices or an adverse effect on our reputation or client demand for our products and services. In regulatory settlements since the financial crisis, fines imposed by regulators have increased substantially and may in some cases exceed the profit earned or harm caused by the regulator or other breach.

Our operations are subject to regular and ongoing inspection by our bank and other financial market regulators in the U.S. As a result of such inspections, regulators may identify areas in which we may need to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant costs, management attention, and systems development, and such efforts may affect our ability to expand our business until those remedial actions are completed. In some instances, we are subjected to significant legal restrictions on our ability to disclose these types of actions or the full detail of these actions publicly. Our failure to implement enhanced compliance and risk management procedures in a manner and timeframe deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with that regulatory authority and lead to restrictions on our activities or other sanctions.

In many cases, we are required to self-report inappropriate or non-compliant conduct to regulatory authorities, and our failure to do so may represent an independent regulatory violation. Even when we promptly bring matters to the attention of the appropriate authorities, we may nonetheless experience regulatory fines, liabilities to clients, harm to our reputation or other adverse effects in connection with self-reported matters.

The Company is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the purchase or sale of a business or assets. In addition, customers of financial services institutions, including our customers, may seek redress if they consider that they have suffered loss as a result of the mis-selling of a particular product, or through incorrect application of the terms and conditions of a product. The results of such proceedings could lead to significant monetary damages or penalties, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

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

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, to a large degree, we rely on our relevant counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our (and our relevant counterparties’) services as a conduits for money laundering (including illegal cash operations) without our (and our relevant counterparties’) knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “blacklists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our operating results, financial condition and prospects.

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

Liquidity risk is the risk that we either do not have available sufficient financial resources to meet our obligations as they fall due or can secure them only at excessive cost. This risk is inherent in any retail and commercial banking business and can be heightened by a number of enterprise-specific factors, including over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation. While we implement liquidity management processes to seek to mitigate and control these risks, unforeseen systemic market factors in particular make it difficult to eliminate these risks completely. Adverse and continued constraints in the supply of liquidity, including inter-bank lending, may materially and adversely affect the cost of funding our business, and extreme liquidity constraints may affect our current operations and our ability to fulfill regulatory liquidity requirements as well as limit growth possibilities.

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

If wholesale markets financing ceases to become available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits, with a view to attracting more customers, and/or to sell assets, potentially at depressed prices. The persistence or worsening of these adverse market conditions or an increase in base interest rates could have a material adverse effect on our ability to access liquidity and cost of funding.

We rely, and will continue to rely, primarily on deposits to fund lending activities. The ongoing availability of this type of funding is sensitive to a variety of factors outside our control, such as general economic conditions and the confidence of depositors in the economy, in general, and the financial services industry in particular, as well as competition between banks for deposits. Any of these factors could significantly increase the amount of deposit withdrawals in a short period of time, thereby reducing our ability to access deposit funding in the future on appropriate terms, or at all. If these circumstances were to arise, they could have a material adverse effect on our operating results, financial condition and prospects.

We anticipate that our customers will continue to make deposits (particularly demand deposits and short-term time deposits) in the near future, and we intend to maintain our emphasis on the use of banking deposits as a source of funds. The short-term nature of some deposits could cause liquidity problems for us in the future if deposits are not made in the volumes we expect or are not renewed. If a substantial number of our depositors withdraw their demand deposits or do not roll over their time deposits upon maturity, we may be materially and adversely affected.

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

We conduct a significant number of our material derivative activities through Santander and Santander UK. We estimate that as of December 31, 2015, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings we would be required to post additional collateral pursuant to derivative and other financial contracts. Refer to further discussion in Note 15 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a company's long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example, depending on certain factors including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although, unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on the Company, the Bank, and SC.

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

Credit Risks

If the level of our non-performing loans increases or our credit quality deteriorates in the future, or if our loan and lease loss reserves are insufficient to cover loan and lease losses, this could have a material adverse effect on us.

Risks arising from changes in credit quality and the recoverability of loans and amounts due from counterparties are inherent in a wide range of our businesses. Non-performing or low credit quality loans have in the past negatively impacted and can continue to negatively impact our results of operations. In particular, the amount of our reported non-performing loans may increase in the future as a result of growth in our total loan portfolio, including as a result of loan portfolios that we may acquire in the future, or factors beyond our control, such as adverse changes in the credit quality of our borrowers and counterparties or a general deterioration in economic conditions in the United States, the impact of political events, events affecting certain industries or events affecting financial markets. We cannot assure you that we will be able to effectively control the level of the non-performing loans in our loan portfolio.

Our loan and lease loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. As the recent global financial crisis has demonstrated, many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and we cannot assure you that our current or future loan and lease loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differs from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in the credit card portfolio o the introduction of new products, or if future actual losses exceed our estimates of incurred losses, we may be required to increase our loan and lease loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

Mortgage loans are one of our principal assets, comprising 7.8% of our loan portfolio as of December 31, 2015. In addition, we have exposure to a number of large real estate developers. As a result, we are exposed to developments in housing markets. From 2002 to 2007, demand for housing and mortgage financing increased significantly driven by, among other things, economic growth, declining unemployment rates, demographic and social trends and historically low interest rates. During late 2007, the housing market began to adjust as a result of excess supply and higher interest rates. For a prolonged time since 2008, persistent housing oversupply, decreased housing demand, rising unemployment, subdued earnings growth, greater pressure on disposable income, a decline in the availability of mortgage financing and the continued effect of market volatility caused home prices to decline, while mortgage delinquencies increased. These trends, especially higher unemployment rates coupled with declining real estate prices, could have a material adverse impact on our mortgage payment delinquency rates, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our loan and investment portfolios are subject to risk of prepayment, which could have a material adverse effect on us.

Our fixed rate loan and investment portfolios are subject to prepayment risk, which results from the ability of a borrower or issuer to pay a debt obligation prior to maturity. Generally, in a low interest rate environment, prepayment activity increases, and this reduces the weighted average life of our earning assets and could have a material adverse effect on us. We would also be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant adverse impact on credit card and collateralized mortgage loans, since prepayments could shorten the weighted average life of these assets, which may result in a mismatch in our funding obligations and reinvestment at lower yields. Prepayment risk is inherent in our commercial activity and an increase in prepayments could have a material adverse effect on us.

The value of the collateral securing our loans may not be sufficient, and we may be unable to realize the full value of the collateral securing our loan portfolio.

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters, particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment of impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses of our loans, which may materially and adversely affect our results of operations and financial condition.

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

Interest rates are highly sensitive to many factors beyond our control, including increased regulation of the financial sector, monetary policies, domestic and international economic and political conditions, and other factors. Variations in interest rates could affect our net interest income, which comprises the majority of our revenue, reducing our growth rate and potentially resulting in losses. This is a result of the different effect a change in interest rates may have on the interest earned on our assets and the interest paid on our borrowings. In addition, we may incur costs (which, in turn, will impact our results) as we implement strategies to reduce future interest rate exposure.

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

We are also exposed to equity price risk in our investments in equity securities. The performance of financial markets may cause changes in the value of our investment and trading portfolios. The volatility of world equity markets due to the continued economic uncertainty and sovereign debt crisis has had a particularly strong impact on the financial sector. Continued volatility may affect the value of our investments in equity securities and, depending on their fair value and future recovery expectations could become a permanent impairment which would be subject to write-offs against our results. To the extent any of these risks materialize, our net interest income or the market value of our assets and liabilities could be materially adversely affected.

Market conditions have resulted, and could result, in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

In the past eight years, financial markets have been subject to significant stress resulting in steep falls in perceived or actual financial asset values, particularly due to volatility in financial markets and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets and these also may translate into increased impairments. In addition, the value we ultimately realize on disposal of the asset may be lower than its current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our operating results, financial condition and prospects.

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

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating economic and regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or our regulators based on poorly designed or implemented models could be inaccurate or misleading.

Some of our qualitative tools and metrics for managing risk are based on our use of observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These qualitative tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. This would limit our ability to manage our risks. Our losses thus could be significantly greater than the historical measures indicate. In addition, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. We could face adverse consequences as a result of decisions, based on models that are poorly developed, implemented, or used, or as a result of a modeled outcome being misunderstood or used of for purposes for which it was not designed. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere or seek to limit transactions with us. This could have a material adverse effect on our reputation, operating results, financial condition, and prospects.

As a commercial bank, one of the main types of risks inherent in our business is credit risk. For example, an important feature of our credit risk management is to employ an internal credit rating system to assess the particular risk profile of a customer. Since this process involves detailed analyses of the customer, taking into account both quantitative and qualitative factors, it is subject to human or IT systems errors. In exercising their judgment on the current and future credit risk of our customers, our employees may not always assign an accurate credit rating, which may result in our exposure to higher credit risks than indicated by our risk rating system.

We have been refining our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect all possible risks before they occur, or due to limited tools available to us, our employees may not be able to implement them effectively, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of non-performing loans and a higher risk exposure for us, which could have a material adverse effect on us.

General Business and Industry Risks

The financial problems faced by our customers could adversely affect us.

Market turmoil and economic recession could materially and adversely affect the liquidity, businesses and/or financial conditions of our borrowers, which could in turn increase our non-performing loan (NPL) ratios, impair our loan and other financial assets and result in decreased demand for borrowings in general. In addition, our customers may further decrease their risk tolerance to non-deposit investments such as stocks, bonds and mutual funds significantly, which would adversely affect our fee and commission income. Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

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

Any increase in the current size of the deficit in our defined benefit pension plan, due to reduction in the value of the pension fund assets (depending on the performance of financial markets) or an increase in pension fund liabilities due to changes in mortality assumptions, the rate of increase of salaries, discount rate assumptions, inflation, the expected rate of return on plan assets, or other factors, could result in our having to make increased contributions to reduce or satisfy the deficits which would divert resources from use in other areas of our business and reduce our capital resources. While we can control a number of the above factors, there are some over which we have limited or no control. Increases in our pension liabilities and obligations could have a material adverse effect on our business, financial condition and results of operations.

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

Increasing competition could require that we increase our rates offered on deposits or lower the rates we charge on loans, which could also have a material adverse effect on us, including on our profitability. It may also negatively affect our business results and prospects by, among other things, limiting our ability to increase our customer base and expand our operations and increasing competition for investment opportunities.

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

The success of our operations and our profitability depend, in part, on the success of new products and services we offer our clients and our ability to continue offering products and services from third parties. However, we cannot guarantee that our new products and services will be responsive to client demands or successful once they are offered to our clients, or that they will be successful in the future. In addition, our clients’ needs or desires may change over time, and such changes may render our products and services obsolete, outdated or unattractive and we may not be able to develop new products that meet our clients’ changing needs. If we cannot respond in a timely fashion to the changing needs of our clients, we may lose clients, which could in turn materially and adversely affect us.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Our failure to manage these risks and uncertainties also exposes us to the enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine whether initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

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

Further, our customers may issue complaints and seek redress if they consider that they have suffered loss from our products or services, for example, as a result of any alleged mis-selling or incorrect application of the terms or conditions of a particular product. This could in turn subject us to risks of potential legal action by our customers and intervention by our regulators. For further detail on our legal and regulatory risk exposures, please see the Risk Factor entitled “We are exposed to risk of loss from legal and regulatory proceedings.

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

Any failure to manage growth effectively, including any or all of the above challenges associated with our growth plans, could have a material adverse effect on our operating results, financial condition and prospects.

In addition, any acquisition or venture could result in the loss of key employees and inconsistencies in standards, controls, procedures, and policies. The success of an acquisition or venture could be subject to a number of political, economic and other factors that are beyond our control. Any or all of these factors, individually or collectively, could have a material adverse effect on us.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step to measure the amount of impairment, if any, must be performed. This second step involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. There were no impairments of goodwill recognized in 2013 or 2014. The Company recorded a goodwill impairment in the fourth quarter of 2015 related to the goodwill from the first quarter consolidation and Change in Control of SC recorded in its SC reporting unit. The stock price of SC has declined since December 31, 2015, and it is reasonably possible we may be required to record impairment of our remaining $1.0 billion of goodwill, as well as $38.3 million of intangible assets not subject to amortization, in periods subsequent to December 31, 2015. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

The financial industry in the United States has experienced and may continue to experience more stringent regulation of employee compensation, which could have an adverse effect on our ability to hire or retain the most qualified employees. In addition, due to our relationship with Santander, we are subject to indirect regulation by the European Central Bank, which has recently imposed compensation restrictions that may apply to certain of our executive officers and other employees under the Capital Requirements Directive IV prudential rules. These restrictions may impact our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition, and results of operations.

If we fail or are unable to attract and train, motivate and retain qualified professionals appropriately, our business may also be adversely affected.

We rely on third parties for important products and services.

Third-party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, internet connections and network access. Third parties can be sources of operational risk to us, including with respect to security breaches affecting those parties. We may be required to take steps to protect the integrity of our operational systems, thereby increasing our operational costs and potentially decreasing customer satisfaction. In addition, any problems caused by these third parties, including as a result of their not providing us their services for any reason, their performing their services poorly, or employee misconduct could adversely affect our ability to deliver products and services to customers and otherwise to conduct business. Replacing these third-party vendors could also entail significant delays and expense.

Damage to our reputation could cause harm to our business prospects.

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. For example, the role played by financial services firms in the financial crisis and the seeming shift toward increasing regulatory supervision and enforcement has caused public perception of us and others in the financial services industry to decline.

Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to timely identify, understand and mitigate additional risks that arise due to changes in our businesses and the markets in which we operate, the regulatory environment and customer expectations.

We could suffer significant reputational harm if we fail to identify and manage potential conflicts of interest properly. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions against us. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

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

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, by terrorist activities or by international hostilities.

Neither the occurrence nor potential impact of disasters (such as earthquakes, hurricanes, tornadoes, floods and other severe weather conditions, pandemics, dislocations, fires, explosions, and other catastrophic accidents or events), terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies and defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that may occur. The adverse impact of disasters, terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses with which we deal.

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

Risks relating to data collection, processing, storage systems and security are inherent in our business.

Like other financial institutions with a large customer base, we manage and hold confidential personal information of customers in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. The proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events that interrupt normal business operations. We also face the risk that the design of our controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, and we may be the target of attempted cyber-attacks, such as denial of services, malware and phishing-based attacks. Cyber-attacks continue to evolve in scope and sophistication and we may incur significant costs in our attempts to modify and enhance our protective measures, investigate or remediate any vulnerability or resulting breach, or communicate with our customers regarding cyber-attacks. If we are unable to maintain an effective data collection, management and processing system, we may be materially and adversely affected, including with regard to our reputation, operating results, financial condition and prospects through the payment of compensation to customers, regulatory penalties and fines, and/or the loss of assets.

We take protective measures and continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, but our systems, software and networks nevertheless may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact or give rise to the loss of significant amounts of sensitive information, as well as significant levels of liquid assets, including cash. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party could result in legal liability, regulatory action and reputational harm. There can be no assurance that we will not suffer material losses from operational risk in the future, including relating to any security breaches.

Computer systems of companies have been targeted in recent years, not only by cyber criminals, but also by activists and rogue states. We have been and continue to be subject to a range of cyber-attacks, such as denial of service, malware and phishing. Cyber-attacks could give rise to the loss of significant amounts of customer data and other sensitive information, as well as significant levels of liquid assets (including cash). In addition, cyber-attacks could give rise to the disablement of information technology systems used to service our customers. As attempted attacks continue to evolve in scope and sophistication, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. Failure to effectively manage our cyber security risk could harm our reputation and adversely affect our operating results, financial condition and prospects through the payment of compensation to customers, regulatory penalties and fines, and/or the loss of assets.

A breach in the security of our systems could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposures.

Although we devote significant resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us, our customers and clients, there is no assurance that all of our security measures will provide absolute security. Many institutions in our industry have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyber-attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate, detect or recognize threats to our systems or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties such as persons associated with external service providers or who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we increase mobile and internet-based product offerings and expand internal usage of web-based applications.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on us.

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

The allowance for credit losses ("ACL") is a significant critical estimate. Due to the inherent nature of this estimate, we cannot provide assurance that the Company will not significantly increase the ACL or sustain credit losses that are significantly higher than the provided allowance.

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

Disclosure controls and procedures over financial reporting are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2015, SC identified material weaknesses in internal controls over financial reporting. The consolidation of SC and the significance of its results to the Company have resulted in material weakness in internal controls at the Company. If SC is unable to timely remediate its material weaknesses, it could affect the Company's ability to effectively remediate its own material weaknesses.

Our independent registered public accounting firm, Deloitte & Touche LLP, recently advised our audit committee that they had identified a matter that raised concerns in relation to the SEC's auditor independence rules.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), recently advised the Audit Committee of our subsidiary (SC) that it had identified a partner rotation issue under the SEC’s auditor independence rules. Two of Deloitte’s engagement partners for the Company’s 2015 audit had been involved in their roles since SC’s Initial Public Offering (“IPO”) in January 2014. At the time of its initial filing, the registration statement relating to SC’s IPO included audited financial statements for the years ended December 31, 2010, 2011 and 2012, and as a result the two engagement partners were considered to have been involved for a period of six years compared to five years that is allowed under the SEC auditor independence rules. Upon identification of the partner rotation issue, Deloitte identified new engagement partners to serve SC for the year ended December 31, 2015, including the 2015 quarters. Deloitte advised the SC Audit Committee and the Company's Audit Committee that their objectivity, integrity, and impartiality was not impaired as a result of the partner rotation issue with respect to planning and executing SC's 2015 audit and the associated reviews of the 2015 quarters.

After considering the facts and circumstances, the Audit Committee of SC concurred in Deloitte's conclusion that its objectivity, integrity, and impartiality had not been impaired as a result of the partner rotation matter with respect to its planning and execution of the 2015 audit and its associated reviews of the quarters.

Risks Associated with our Majority-Owned Consolidated Subsidiary

The financial results of SC could have a negative impact on the Company's operating results and financial condition.

SC historically has provided a significant source of funding to the Company through earnings. Our investment in SC involves risk, including the possibility that poor operating results of SC could negatively affect the operating results of SHUSA.
Factors that affect the financial results of SC in addition to those which have been previously addressed include, but are not limited to:

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

•
SC’s growth strategy is subject to significant risks, some of which are outside of its control, including general economic conditions, the ability to obtain adequate financing for growth, laws and regulatory environments in the states in which the business seeks to operate, competition in new markets, the ability to attract new customers, the ability to recruit qualified personnel, and the ability to obtain and maintain all required approvals, permits, and licenses on a timely basis.

•
The Chrysler Agreement may not result in the anticipated levels of growth, and the agreement is subject to certain performance conditions that could result in its termination if SC is unable to meet them. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates in the past and may not meet these penetration rates in the future. If SC continues not to meet these specified penetration rates, FCA may elect to terminate the Chrysler Agreement.

•
SC’s business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to SC’s ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.

•
SC's business could be negatively impacted if it is unsuccessful in developing and maintaining it's serviced for others portfolio. As this is a significant and growing portion of SC's business strategy, if an institution for which SC currently services assets chooses to terminate SC's rights as a servicer or if SC fails to add additional institutions or portfolios to its servicing platform, SC may not achieve the desired revenue or income from this platform.

•
SC has repurchase obligations in its capacity as a servicer in securitizations and whole-loan sales. If significant repurchases of assets or other payments are required under its responsibility as a servicer, this could have a material adverse effect on SC’s financial condition, liquidity, and results of operations.

•
The obligations associated with being a public company require significant resources and management attention which increases the costs of SC's operations and may divert focus from business operations. As a result of its IPO, SC is now required to remain in compliance with the reporting requirements of the SEC and the New York Stock Exchange ("NYSE"), maintain corporate infrastructure required of a public company, and incur significant legal and financial compliance costs, which may divert SC management’s attention and resources from implementing its growth strategy.

•
The market price of SC Common Stock may be volatile, which could cause the value of an investment in SC Common Stock to decline. Conditions affecting the market price of SC Common Stock may be beyond SC’s control and include general market conditions, economic factors, actual or anticipated fluctuations in quarterly operating results, changes in or failure to meet publicly disclosed expectations related to future financial performance, analysts’ estimates of SC’s financial performance or lack of research or reports by industry analysts, changes in market valuations of similar companies, future sales of SC Common Stock, or additions or departures of its key personnel.

•
SC's business and results of operations could be negatively impacted if it fails to manage and complete divestitures. SC regularly evaluates its portfolio in order to determine whether an asset or business may no longer be aligned with its strategic objectives. For example, in October 2015, SC disclosed a decision to exit the personal lending business and to explore strategic alternatives for its existing personal lending assets. Of its two primary lending relationships, SC completed the sale of substantially all of its loans associated with the Lending Club relationship in February 2016. SC continues to classify loans from its other primary lending relationship, Bluestem, as held-for-sale and SC remains a party to agreements with Bluestem that obligate it to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. Although SC is seeking a third party willing and able to take on this obligation, it may not be successful in finding such a party, and Bluestem may not agree to the substitution. SC has recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as the portfolio is held, particularly due to the new volume it is committed to purchase.

•
SC's business could be negatively impacted if access to funding is reduced. Adverse changes in SC's ABS program or in the ABS market generally could materially adversely affect its ability to securitize loans on a timely basis or upon terms acceptable to SC. This could increase its cost of funding, reduce its margins, or cause it to hold assets until investor demand improves.

•
As with SHUSA, adverse outcomes to current and future litigation against SC may negatively impact its financial position, liquidity, and results of operations. SC is party to various litigation claims and legal proceedings. In particular, as a consumer finance company, it is subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against it could take the form of class action complaints by consumers. As the assignee of loans originated by automotive dealers, it also may be named as a co-defendant in lawsuits filed by consumers principally against automotive dealers.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company and its subsidiary, SC, received comment letters from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance in August and November 2015 on their periodic reports on Form 10-K for the fiscal year ended December 31, 2014 and for the quarters ended September 30, 2015. As of April 14, 2016, the Company and SC each have responded to the comments received from the SEC as well as follow-up comments and questions raised in discussions with the SEC but neither the Company nor SC has received confirmation from the SEC that it has completed its review.

SHUSA's unresolved comments, in general, relate to the accounting methodologies for the fair value option loan portfolios associated with our retail installment contracts and auto loans portfolio, the ACL associated with our retail installment contracts ("RICs") and auto loan portfolio, executive compensation, and certain loan credit quality disclosures. In addition, SC's unresolved comments include, but are not limited to, estimating SC's credit loss allowance and certain TDR disclosures. We believe that the ultimate resolution of these comments will not have a material impact on our Consolidated Financial Statements and/or related footnotes.

ITEM 2 - PROPERTIES

As of December 31, 2015, the Company utilized 771 buildings that occupy a total of 6.5 million square feet, including 212 owned properties with 1.6 million square feet, 434 leased properties with 3.1 million square feet, and 125 sale and leaseback properties with 1.7 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. This location is leased by SC.

Nine major buildings serve as the headquarters or house significant operational and administrative functions, and are identified below: Operations Center - 2 Morrissey Boulevard, Dorchester, Massachusetts - Leased, Call Center and Operations and Loan Processing Center - Santander Way, 95 Amaral Street, Riverside, Rhode Island - Leased, SHUSA/SBNA Administrative Offices - 75 State Street, Boston, Massachusetts - Leased, SBNA Commercial Bank Administrative Offices - 28 State Street, Boston, Massachusetts - Leased, Call Center and Operations and Loan Processing Center - 450 Penn Street, Reading, Pennsylvania - Leased, Loan Processing Center - 601 Penn Street, Reading, Pennsylvania - Owned, Operations and Administrative Offices - 1130 Berkshire Boulevard, Wyomissing, Pennsylvania - Owned, Administrative Offices and Branch - 446 Main Street, Worcester, Massachusetts - Leased, and SC Administrative Offices - 1601 Elm Street, Dallas, Texas - Leased.

The majority of these nine properties of the Company identified above are utilized for general corporate purposes. The remaining 762 properties consist primarily of bank branches and lending offices. Of the total number of buildings and square feet, 675 buildings and 2.8 million square feet are retail branches of the Bank.

For additional information regarding the Company's properties refer to Note 7 - "Premises and Equipment" and Note 20 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Reference should be made to Note 16 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service ("IRS") and Note 20 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

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

At December 31, 2015, 530,391,043 shares were outstanding. There were no issuances of common stock during 2015.

The Company did not pay any cash dividends on its common stock in 2015 or 2014. Refer to Item 1- Business for discussion of regulatory restrictions on the payment of dividends.

Refer to the "Liquidity and Capital Resources" section in Item 7, MD&A, for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2015 (1)	2014 (1)	2013	2012	2011
Balance Sheet Data		(Restated) (11)
Total assets (2)	$127,633,001	$118,776,870	$77,144,021	$85,790,202	$80,565,199
Loans held for investment, net of allowance	76,279,051	74,273,471	49,087,340	51,375,442	50,223,888
Loans held-for-sale at fair value	3,191,762	260,252	128,949	843,442	352,471
Total investments	21,875,754	17,559,005	12,466,635	19,737,743	16,133,946
Total deposits and other customer accounts	56,114,232	52,474,007	49,521,406	50,790,038	47,797,515
Borrowings and other debt obligations (3)	49,086,103	39,679,382	12,376,624	19,264,206	18,278,433
Total liabilities	108,064,048	96,064,182	63,599,038	72,548,200	67,969,036
Total stockholder's equity (4)	19,568,953	22,712,688	13,544,983	13,242,002	12,596,163
Summary Statement of Operations
Total interest income	$7,977,033	$7,039,496	$2,295,891	$2,547,881	$5,253,013
Total interest expense	1,204,325	1,054,723	782,120	873,758	1,388,199
Net interest income	6,772,708	5,984,773	1,513,771	1,674,123	3,864,814
Provision for credit losses (5)	4,115,899	2,494,813	46,850	392,800	1,319,951
Net interest income after provision for credit losses	2,656,809	3,489,960	1,466,921	1,281,323	2,544,863
Total non-interest income (6)	2,496,705	4,680,933	1,088,083	1,139,596	1,981,823
Total general and administrative expenses(7)	4,319,263	3,351,453	1,662,063	1,481,248	1,842,224
Total other expenses (8)	4,580,856	348,276	104,538	484,884	517,937
Income/(loss) before income taxes	(3,746,605)	4,471,164	788,403	454,787	2,166,525
Income tax provision/(benefit) (9)	(671,463)	1,554,357	160,300	(106,448)	908,279
Net (loss) / income	$(3,075,142)	$2,916,807	$628,103	$561,235	$1,258,246
Selected Financial Ratios
Return on average assets (10)	(2.44)%	2.69%	0.79%	0.68%	1.37%
Return on average equity (10)	(13.26)%	13.72%	4.64%	4.29%	10.53%
Average equity to average assets (10)	18.44%	19.58%	16.96%	15.75%	12.97%
Efficiency ratio (10)	96.02%	34.69%	67.90%	69.88%	40.37%

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(1)
Financial results for the years ended 2015 and 2014 include the impact of the Change in Control. Prior to the Change in Control, the Company accounted for its investment in SC through an equity method investment. Following the Change in Control, the Company consolidated the financial results of SC in the Company’s Consolidated Financial Statements. The Company’s consolidation of SC is treated as an acquisition of SC by the Company in accordance with Accounting Standards Codification ("ASC") No. 805 - Business Combinations (ASC 805). Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

(2)
The five-year trend in total assets reflects the sale of investment securities used to pay down borrowed funds and an increase in the overall loan portfolio, including increases related to the Change in Control.

(3)
The decrease in borrowings and other debt obligations from 2012 to 2013 reflects the Company's use of portions of the proceeds from the sale of investment securities to pay off borrowed funds. The Change in Control was the primary cause of the increase in borrowings and other debt obligations in 2014.

(4)	Refer to the Statements of Changes in Stockholder's Equity for details of the increase from 2013 to 2014.

(5)
In 2011, 2012, and 2013, the Company experienced favorable credit quality trends and declining provisions due, in large part, to the modest economic recovery in the U.S. and the Company’s footprint. In 2014, the Change in Control resulted in an increase of $2.4 billion in the provision for credit losses.

(6)	The increase in Non-interest income in 2014 includes a $2.43 billion gain on acquisition, which is related to the Change in Control. Refer to the MD&A for further discussion.

(7)
Increases in general and administrative expenses from 2013 to 2014 are attributable to the Change in Control. Additional increases through 2015 are a result of an increase in head count resulting in additional compensation and benefit expenses, increases in professional services related to consulting costs due to the Change in Control, preparation for and implementation of new capital requirements, and other regulatory and governance related-projects. Refer to the MD&A for further discussion.

(8)
Other expenses increased in 2015 due to an impairment charge to goodwill in the amount of $4.4 billion on the Company's consumer finance subsidiary. Other expenses in 2014 included a one-time impairment charge of $97.5 million related to long-lived assets. This also includes debt extinguishment charges of $127.1 million, $6.9 million and $38.7 million in 2014, 2013, and 2012, respectively.

(9)
Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information. The income tax benefit in 2015 is primarily the result of the benefit recorded for the release of the deferred tax liability in conjunction with the goodwill impairment charge. The higher income tax provision in 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control. The tax benefit in 2012 is mainly due to new investments in 2012 that qualify for federal tax credits. The income tax provision in 2011 includes the tax effect of the gain related to the SC Transaction of $381.6 million, the tax effect related to the accrual for the Trust PIERS litigation, and an increase to the deferred tax valuation allowance.

(10)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

(11)	Refer to Note 1 of the Consolidated Financial Statements for additional information.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SC's primary business is the indirect origination of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SC also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand, the trade name used in providing services ("Chrysler Capital") under the ten-year private label financing agreement with the Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet their respective obligations under the agreement could result in the agreement being terminated. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, and SC continues to work with FCA to improve penetration rates and remains confident about the ongoing success of the Chrysler Agreement.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal unsecured loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SC's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SC Common Stock”), was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of SC Common Stock.

On January 28, 2014, the IPO closed, and certain stockholders of SC, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SC Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SC Common Stock. In connection with these sales, certain board representation, governance and other rights granted to Dundon DFS, LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SC Common Stock below certain ownership thresholds, causing the first quarter 2014 change in control and consolidation of SC (the "Change in Control").

Prior to the Change in Control, the Company accounted for its investment in SC under the equity method. Following the Change in Control, the Company consolidated the financial results of SC in the Company’s Consolidated Financial Statements. The Company’s consolidation of SC is treated as an acquisition of SC by the Company in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations (ASC 805). SC Common Stock is now listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC".

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During 2015, unemployment improved while market results declined and the gross domestic product (GDP) growth rate came in under expectations in most quarters, marking overall mixed results for the U.S. economy.

The unemployment rate at December 31, 2015 improved to 5.0% from 5.1% at September 30, 2015 and 5.6% one year ago. According to the U.S Bureau of Labor Statistics, this job growth is primarily attributable to the professional and business services, retail trade, and health care sectors.

The Bureau of Economic Analysis advance estimate indicates that real GDP grew at an annualized rate of 0.7% during the fourth quarter of 2015. This is down from a rate of 2.0% in the third quarter of 2015. The decrease during the quarter is primarily attributed to a decrease in personal consumption expenditures, residential fixed investment, and federal government spending, but was offset by increased household spending, state and local government spending, and residential fixed investment.

Markets improved in the fourth quarter of 2015, but were, in general, down for the year in total resulting from a decline that began in the second quarter, sparked by the Greek debt crisis and by short-term market trading disruptions in China and the U.S. The total year-to-date returns for the following indices, based on closing prices, at December 31, 2015 were:

December 31, 2015
Dow Jones Industrial Average	(2.2)%
S&P 500	(0.7)%
NASDAQ Composite	5.7%

At its December 2015 meeting, the Federal Open Market Committee (the “FOMC”) announced an increase the federal funds rate target to 0.25%-0.5%. The inflation rate remains just under the targeted rate of 2.0%. This long anticipated increase did result in some impacts on the stock market and a small boost in interest rates.

The 10-year Treasury bond rate at December 31, 2015 was 2.27%, up from 2.17% at December 31, 2014. Over the past year, the 10-year Treasury bond rate increased 10 basis points. Within the industry, this metric is often considered to correspond to 15- and 30-year mortgage rates. According to statistics published by the Mortgage Bankers Association, mortgage originations decreased 0.26% from September 30, 2015 to December 31, 2015 and increased from December 31, 2014 to December 31, 2015 by 22.2%. Refinancing activity increased by 28.6% from September 30, 2015, and 35.3% from December 31, 2014 to December 31, 2015, respectively.

Regarding commercial activity, the most recent indicators show that commercial real estate and multifamily originations have decreased compared with the prior quarter and increased compared with the prior year. In addition, the ratio of NPL to total loans has declined for the past four consecutive years for U.S. banks, including a decreasing trend in 2015, which confirms continuing improvement in credit quality and downward trend in general allowance reserves.

Changing market conditions are considered a significant risk factor to the Company. The continued low interest rate environment presents challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk, and the associated provision for credit losses and legal expense.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Banco Santander, S.A. ("Santander"), as further described in the Financial Condition section of the MD&A and Notes to the Consolidated Financial Statements, the Company's exposure to European countries, at book value as of December 31, 2015 and December 31, 2014 includes the following:

	December 31, 2015
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$6,000	$4,964	$10,964
Germany	—	—	137,904	137,904
Great Britain	—	80,106	255,018	335,124
Italy	—	—	56,670	56,670
Netherlands	—	45,966	—	45,966
Norway	—	—	7,996	7,996
Portugal	—	—	40,749	40,749
Spain	93,325	6,999	44,231	144,555
Sweden	—	51,950	—	51,950
Switzerland	—	4,998	—	4,998
	$93,325	$196,019	$547,532	$836,876

The fair value of the Company's European exposure at December 31, 2015 was $837.9 million.

	December 31, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$143,475	$4,953	$148,428
Germany	—	—	139,233	139,233
Great Britain	—	119,048	295,436	414,484
Italy	—	48,765	57,803	106,568
Netherlands	—	49,886	—	49,886
Norway	—	—	7,994	7,994
Portugal	—	—	41,081	41,081
Spain	93,938	78,098	61,355	233,391
Sweden	—	77,847	—	77,847
Switzerland	—	14,970	—	14,970
	$93,938	$532,089	$607,855	$1,233,882

The fair value of the Company's European exposure at December 31, 2014 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Consolidated Financial Statements. The Company's total exposure to European entities decreased $397.0 million, or 32.2%, from December 31, 2014 to December 31, 2015.

As of December 31, 2015, the Company had approximately $305.1 million of loans that were denominated in a currency other than the U.S. dollar.

Overall, gross exposure to the foregoing countries was approximately 0.9% of the Company's total assets as of December 31, 2015, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of December 31, 2015:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa2	BBB+	Baa2	BBB+	A3	A-	Baa2	BBB+
ST Deposits	P-1	A-2	n/a	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Negative	Stable	Positive	Stable	Positive	Stable

Subsequent to the year end, on February 19, 2016, Moody's downgraded the outlook of the Kingdom of Spain's from positive to stable. In addition, on February 22, 2016, Moody's affirmed and changed the outlook on the A3 long term and senior unsecured debt rating of Santander to stable from positive.

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

At this time, SC is not rated by the major credit rating agencies.

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act (the "FDIA"), the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (the "SCRA"), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from FRB for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

DFA

On July 21, 2010, the DFA was enacted. The DFA instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the financial crisis and includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. The enhanced regulation has and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

More specifically, the DFA imposes enhanced prudential standards on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions” or "SIFIs"), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

The DFA mandates an enhanced supervisory framework, which means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as deemed appropriate.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SC, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). The Company believes this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. The Company plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

On July 31, 2015, the CFPB notified SC that it had referred to the Department of Justice (the "DOJ") certain alleged violations by SC of the ECOA regarding (i) statistical disparities in mark-ups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and (ii) the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that it had initiated, based on the referral from the CFPB, an investigation under the ECOA of SC's pricing of automobile loans.

The Company routinely executes interest rate swaps for the management of its asset/liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the system requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, which may impact revenue and costs. SC is already subject to such state-level regulation.

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive officers. The Company's ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

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

Volcker Rule

The DFA added new section 13 to the BHC Act which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, SC, the Bank and numerous other Santander subsidiaries in the United States and abroad.

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

In implementing the Volcker Rule, an examination was made of all activities and investments worldwide to determine which banking entities were involved in proprietary trading and/or Covered Fund activity. Based on this review, all proprietary trading that was not permitted under the Volcker Rule was terminated and all Covered Fund activity was addressed under the rule’s requirements. As a result, the Company and its banking entity subsidiaries satisfied all requirements of the Volcker Rule for non-Legacy Covered Funds by the July 21, 2015 deadline. In addition, many Legacy Covered Funds have already been conformed to the requirements of the Volcker Rule or will either be conformed to the Volcker Rule’s requirements or divested before any deadline for conformance.

Certain policies and procedures, training programs, recordkeeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule were implemented before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. The compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule. On March 31, 2016, the Chief Executive Officer of the Company, on behalf of Santander, provided an attestation to the federal agencies responsible for administering the rule that the compliance program requirements applicable to Santander’s U.S. operations under the Volcker Rule were met by July 21, 2015.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, have and will continue to have a significant effect on banks and BHCs, including the Company and the Bank. In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule became effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including the Company and the Bank, to maintain a minimum common equity tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. These requirements for the Company and the Bank went into effect on January 1, 2015.

A capital conservation buffer of 2.5% above these minimum ratios will be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019. This capital conservation buffer will be required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The final framework included new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and will be phased in over three years.

As of December 31, 2015, the Bank's and the Company's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.36% and 10.97%, respectively. Under the transitions provided under Basel III, the Bank's and the Company's CET1 ratio under the standardized approach, were 13.81% and 11.95%, respectively. The calculation of the CET1 ratio under both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, the Company believes that, as of December 31, 2015, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of the MD&A for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company.

The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company is required to calculate the 'Modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 for the BHC. There is no requirement to submit the calculation to the Fed. The Company will be required to publicly disclose its US LCR results starting July 1, 2017. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

The next step will be publication of a U.S. notice of proposed rule-making on implementation of NSFR.

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans. In March 2014 and 2015, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans submitted by the Company. In its 2015 public report on CCAR, the Federal Reserve cited widespread and critical deficiencies in the Company's capital planning processes, including specific deficiencies in governance, internal controls, risk identification and risk management, management information systems, and supporting assumptions and analysis. As a result of the 2014 and 2015 CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve's approval other than the continued payment of dividends on the Company's outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve. The Company submitted its annual capital plan on April 5, 2016.

On May 1, 2014, the Board of Directors of SC declared a cash dividend of $0.15 per share of SC Common Stock (the "May SC dividend"). The Federal Reserve informed the Company on May 22, 2014 that it did not object to SC's payment of the May SC dividend, provided that Santander contribute at least $20.9 million of capital to the Company prior to such payment, so that the Company's consolidated capital position would be unaffected by the May SC dividend. The Federal Reserve also informed the Company that, until the Federal Reserve issues a non-objection to the Company's capital plan, any future SC dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, the Company issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21.0 million.

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank (the "FRB") of Boston and the Federal Reserve. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 11, 2015, the Federal Reserve announced that the Company received an objection from the FRB of Boston to the 2015 capital plan the Company submitted on January 5, 2015. The FRB of Boston objected to the Company’s capital plan on qualitative grounds due to significant deficiencies in the Company’s capital planning process. Subject to the restrictions outlined above with respect to the written agreement, the FRB did not object to the Company’s payment of dividends on its outstanding class of preferred stock. The FRB of Boston did object to the requested payment of dividends on SC Common Stock.

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

TLAC represents the amount of equity and debt a company must hold to facilitate its orderly liquidation. Under the Federal Reserve’s proposal, the Company would be required to hold loss absorbing equity and unsecured debt of 18.5% of risk-weighted assets ("RWAs") by January 1, 2019 and then 20.5% of RWAs by January 1, 2022. These amounts represent the TLAC requirement (16% by January 1, 2019 and then 18% by January 1, 2022) plus a TLAC buffer of 2.5%. The Federal Reserve's proposal also establishes a requirement for the LTD component of the TLAC. The LTD requirement for the Company would be 7% of RWAs by January 1, 2019.

The comment period on the FRB's TLAC proposal ended on February 19, 2016.

Enhanced Prudential Standards for Liquidity

On February 18, 2014, the Federal Reserve approved the final rule implementing certain of the EPS mandated by Section 165 of the DFA (the "Final Rule"). The Final Rule applies the EPS to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) foreign banking organizations ("FBOs") with a U.S. banking presence exceeding $50 billion in consolidated U.S. non-branch assets. The Final Rule implements, as new requirements for U.S. BHCs, risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 were subject to the liquidity requirements as of January 1, 2015.

FBOs

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander will transfer its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which will become an IHC. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. As permitted by the Final Rule, the IHC will be formed, with all but 10% of non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

RESULTS OF OPERATIONS

The following discussion reviews the Company's financial performance from a consolidated perspective over the past three years. This review is analyzed in the following two sections - "Results of Operations for the Years Ended December 31, 2015 and 2014" and "Results of Operations for the Years Ended December 31, 2014 and 2013." Each section includes a detailed income statement and segment results review. Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

We have made certain corrections to previously disclosed amounts to correct for errors related to the allowance for credit losses, TDRs, and the classification of subvention payments related to leased vehicles. Refer to Note 1 of the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
		(As Restated)
	(in thousands)
Net interest income	$6,772,708	$5,984,773
Provision for credit losses	(4,115,899)	(2,494,813)
Total non-interest income	2,496,705	4,680,933
General and administrative expenses	(4,319,263)	(3,351,453)
Other expenses	(4,580,856)	(348,276)
(Loss)/income before income taxes	(3,746,605)	4,471,164
Income tax (provision)/benefit	671,463	(1,554,357)
Net (loss)/income(1)	$(3,075,142)	$2,916,807
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax loss of $3.7 billion for the year ended December 31, 2015, compared to pretax income of $4.5 billion for the year ended December 31, 2014. Factors contributing to these changes were as follows:

•
Net interest income increased $787.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the increased interest income on loans as a result of the growing RIC and auto loan portfolio.

•
The provision for credit losses increased $1.6 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the continued growth in the RIC and auto loan portfolio and the related provisions for these portfolios.

•
Total non-interest income decreased $2.2 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease was primarily due to the one-time net gain recognized in the first quarter of 2014 related to the Change in Control.

•
Total general and administrative expenses increased $967.8 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to increases in lease expense and compensation and benefits throughout the year.

•
Other expenses increased $4.2 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to an impairment charge of goodwill in the fourth quarter of 2015 of $4.4 billion.

•
The income tax provision decreased $2.2 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease was due to the income tax provision on the gain on Change in Control that occurred in 2014 and the creation of a tax benefit from the impairment of goodwill in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-GAAP FINANCIAL MEASURES

The Company's non-generally accepted accounting principle ("GAAP") information has limitations as an analytical tool and, therefore, should not be considered in isolation or as a substitute for analysis of our results or any performance measures under GAAP as set forth in the Company's financial statements. These limitations should be compensated for by relying primarily on the Company's GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

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

The following table reconciles non-GAAP financial measures to GAAP.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(As Restated)
	(in thousands)
Return on Average Assets:
Net (loss)/income	$(3,075,142)	$2,916,807	$628,103	$561,235	$1,258,246
Average assets	125,805,423	108,576,551	79,814,848	83,044,676	92,078,048
Return on average assets	(2.44)%	2.69%	0.79%	0.68%	1.37%

Return on Average Equity:
Net (loss)/income	$(3,075,142)	$2,916,807	$628,103	$561,235	$1,258,246
Average equity	23,198,514	21,255,798	13,541,112	13,075,464	11,944,901
Return on average equity	(13.26)%	13.72%	4.64%	4.29%	10.53%

Average Equity to Average Assets:
Average equity	$23,198,514	$21,255,798	$13,541,112	$13,075,464	$11,944,901
Average assets	125,805,423	108,576,551	79,814,848	83,044,676	92,078,048
Average equity to average assets	18.44%	19.58%	16.96%	15.75%	12.97%

Efficiency Ratio:
General and administrative expenses	$4,319,263	3,351,453	$1,662,063	$1,481,248	$1,842,224
Other expenses	4,580,856	348,276	104,538	484,884	517,937
Total expenses (numerator)	8,900,119	3,699,729	1,766,601	1,966,132	2,360,161

Net interest income	$6,772,708	$5,984,773	$1,513,771	$1,674,123	$3,864,814
Non-interest income	2,496,705	4,680,933	1,088,083	1,139,596	1,981,823
Total net interest income and non- interest income (denominator)	9,269,413	10,665,706	2,601,854	2,813,719	5,846,637

Efficiency ratio	96.02%	34.69%	67.90%	69.88%	40.37%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2015	2014
	Common Equity Tier 1(1)	Tier 1 Common Capital (2)
Santander Bank, N.A.
Total stockholder's equity (U.S. GAAP)	$13,325,978	$13,192,333
Less: Goodwill and other intangible assets	(3,189,707)	(3,724,874)
Servicing assets	—	(14,780)
Other	—	(9,448)
Deferred taxes	(418,420)	(711,128)
Accumulated losses on certain available-for-sale securities and cash flow hedges	139,804	99,053
Tier 1 common capital (numerator)	$9,857,655	$8,831,156
Risk weighted assets (denominator)(3)	71,395,253	66,762,918
Ratio	13.81%	13.23%

SHUSA
Total stockholder's equity	$16,945,910	$18,665,766
Less: Goodwill and other intangible assets	(3,876,819)	(9,975,737)
Servicing assets	—	(14,780)
Deferred tax	(245,152)	464,542
Other	—	1,725,946
Accumulated losses on certain available-for-sale securities and cash flow hedges	139,234	96,410
Preferred stock	—	—
Qualifying Restricted Core Capital Elements - Minority Interest	—	—
Tier 1 common capital (numerator)	12,963,173	10,962,147
Risk weighted assets (denominator)(3)	108,454,912	100,640,251
Ratio	11.95%	10.89%

(1) Common equity tier 1 ("CET1") is calculated under Basel III regulations required as of January 1, 2015.
(2) Tier 1 common capital is calculated under Basel I regulations required through December 31, 2014.
(3) Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's and the Bank's total risk-weighted assets ("RWAs").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
	YEAR ENDED DECEMBER 31,
	2015 (1)			2014, AS RESTATED (1)			2013
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$22,112,945	$404,096	1.85%	$15,502,623	$340,990	2.20%	$17,995,203	$375,559	2.09%
LOANS(2):
Commercial loans	29,881,742	930,372	3.55%	25,934,049	854,964	3.30%	24,380,697	834,942	3.42%
Multifamily	8,927,502	362,176	4.06%	9,032,193	376,741	4.17%	7,799,415	346,125	4.44%
Consumer loans:
Residential mortgages	6,759,740	267,429	3.96%	8,956,321	364,136	4.07%	10,158,329	408,141	4.02%
Home equity loans and lines of credit	6,165,718	218,017	3.54%	6,214,241	223,186	3.59%	6,438,413	232,025	3.60%
Total consumer loans secured by real estate	12,925,458	485,446	3.76%	15,170,562	587,322	3.87%	16,596,742	640,166	3.86%
Retail installment contracts and auto loans	24,700,892	5,030,156	20.36%	19,875,688	4,167,603	20.97%	169,288	12,557	7.42%
Personal unsecured	2,797,198	684,731	24.48%	1,830,034	638,839	34.91%	453,306	49,551	10.93%
Other consumer(3)	1,159,888	104,876	9.04%	1,440,909	123,063	8.54%	1,491,051	89,076	5.97%
Total consumer	41,583,436	6,305,209	15.16%	38,317,193	5,516,827	14.40%	18,710,387	791,350	4.23%
Total loans	80,392,680	7,597,757	9.46%	73,283,435	6,748,532	9.21%	50,890,499	1,972,417	3.88%
Allowance for loan and lease losses (4)	(2,585,732)	—	—%	(1,253,894)	—	—%	(937,398)	—	—%
NET LOANS	77,806,948	7,597,757	9.76%	72,029,541	6,748,532	9.37%	49,953,101	1,972,417	3.95%
Intercompany investments(10)	14,640	886	6.07%	—	—	—%	—	—	—%
TOTAL EARNING ASSETS	99,934,533	8,002,739	8.02%	87,532,164	7,089,522	8.10%	67,948,304	2,347,976	3.46%
Other assets(5)	25,870,890			21,044,387			11,866,544
TOTAL ASSETS	$125,805,423			$108,576,551			$79,814,848
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,523,138	$55,247	0.62%	$11,163,159	$36,037	0.32%	$9,594,230	$15,280	0.16%
Savings	3,953,200	4,768	0.12%	3,993,387	5,280	0.13%	3,849,615	5,377	0.14%
Money market	22,957,561	127,215	0.56%	19,911,128	89,043	0.45%	18,065,866	78,198	0.43%
Certificates of deposit	8,143,775	73,652	1.12%	7,310,390	77,338	1.06%	10,391,908	112,663	1.08%
TOTAL INTEREST BEARING DEPOSITS	46,577,674	260,882	0.60%	42,378,064	207,698	0.49%	41,901,619	211,518	0.50%
BORROWED FUNDS:
Federal Home Loan Bank advances	10,208,082	181,396	1.78%	7,675,404	262,455	3.42%	10,335,211	330,027	3.19%
Federal funds and repurchase agreements	14,535	27	0.19%	1,014	1	0.14%	535,800	2,111	0.39%
Other borrowings	34,160,493	762,021	2.23%	26,808,152	582,473	2.17%	3,576,365	238,463	6.67%
TOTAL BORROWED FUNDS (6)	44,383,110	943,444	2.13%	34,484,570	844,929	2.45%	14,447,376	570,601	3.95%
TOTAL INTEREST BEARING FUNDING LIABILITIES	90,960,784	1,204,326	1.32%	76,862,634	1,052,627	1.37%	56,348,995	782,119	1.39%
Noninterest bearing demand deposits	8,145,948			8,003,910			7,940,852
Other liabilities(7)	3,500,177			2,454,209			1,983,889
TOTAL LIABILITIES	102,606,909			87,320,753			66,273,736
STOCKHOLDER’S EQUITY	23,198,514			21,255,798			13,541,112
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$125,805,423			$108,576,551			$79,814,848

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TAXABLE EQUIVALENT NET INTEREST INCOME	$6,797,527		$6,036,895		$1,565,857
NET INTEREST SPREAD (8)		6.69%		6.73%		2.07%
NET INTEREST MARGIN (9)		6.81%		6.90%		2.30%
TAX EQUIVALENT BASIS ADJUSTMENT	(24,819)		(52,122)		(52,086)
NET INTEREST INCOME	6,772,708		5,984,773		1,513,771
Ratio of interest-earning assets to interest-bearing liabilities		1.10x		1.14x		1.21x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale ("LHFS").

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

(10)
Intercompany investments were included within Investments and Interest Earning Deposits as of December 31, 2014 and December 31, 2013. The related average balance, tax equivalent interest, and yield at those dates were: $18.6 million, $1.1 million and 5.68%, and $39.4 million, $2.0 million, and 5.00%, respectively.

NET INTEREST INCOME

	Year Ended December 31,
	2015	2014
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$8,556	$8,468
Investments available-for-sale	329,556	259,701
Other investments	52,224	36,921
Total interest income on investment securities and interest-earning deposits	390,336	305,090
Interest on loans	7,586,697	6,734,406
Total Interest Income	7,977,033	7,039,496
INTEREST EXPENSE:
Deposits and customer accounts	260,880	209,793
Borrowings and other debt obligations	943,445	844,930
Total Interest Expense	1,204,325	1,054,723
NET INTEREST INCOME	$6,772,708	$5,984,773

Net interest income increased $787.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This was primarily due to interest income earned on continued growth in the RIC and auto loan portfolio and one additional month of interest income on SC's loan portfolio in 2015 compared to 2014, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SC's debt obligations in 2015 compared to 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $85.2 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2015 was $22.1 billion with an average yield of 1.85%, compared to an average balance of $15.5 billion with an average yield of 2.20% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to an increase of $63.1 million in collateralized mortgage obligations ("CMOs") as the average balance increased to $8.2 billion from $4.6 billion for the year ended December 31, 2015 compared to the corresponding period in 2014.

Interest Income on Loans

Interest income on loans increased $852.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase in interest income on loans was primarily due to the growth in originations of the RIC and auto loans and unsecured loan portfolios. Interest income on the RIC and auto loans portfolio increased $862.6 million for the year ended December 31, 2015 compared to the corresponding period in 2014. This was offset by a decrease in interest on residential mortgage loans of $96.7 million for the year ended December 31, 2015.

The average balance of total loans was $80.4 billion with an average yield of 9.46% for the year ended December 31, 2015, compared to $73.3 billion with an average yield of 9.21% for the corresponding period in 2014. The increase in the average balance of total loans of $7.1 billion was primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increase, was $24.7 billion with an average yield of 20.36% for the year ended December 31, 2015, compared to $19.9 billion with an average yield of 20.97% for the corresponding period in 2014.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $51.1 million for the year ended December 31, 2015 compared to the corresponding period in 2014. The average balance of total interest-bearing deposits was $46.6 billion with an average cost of 0.60% for the year ended December 31, 2015, compared to an average balance of $42.4 billion with an average cost of 0.49% for the corresponding period in 2014. The increase in interest expense on deposits and customer-related accounts during the year ended December 31, 2015 was primarily due to the increase in the volume of deposit accounts, along with an increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $98.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase in interest expense on borrowed funds was due to a $9.9 billion increase in total average borrowings for the year ended December 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to $3.1 billion of new debt issued by SBNA and the Company and net $2.5 billion of SC securitization activity. The average balance of total borrowings was $44.4 billion with an average cost of 2.13% for the year ended December 31, 2015, compared to an average balance of $34.5 billion with an average cost of 2.45% for the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the year ended December 31, 2015 was $4.1 billion, compared to $2.6 billion for the corresponding period in 2014. The activity for the year ended December 31, 2015 is primarily related to RIC and auto loan activity.

	Year Ended December 31,
	2015	2014
		(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$1,750,643	$834,337
Charge-offs:
Commercial	(165,546)	(109,704)
Consumer	(4,543,646)	(2,697,290)
Total charge-offs	(4,709,192)	(2,806,994)
Recoveries:
Commercial	61,364	40,379
Consumer	2,026,918	1,167,328
Total recoveries	2,088,282	1,207,707
Charge-offs, net of recoveries	(2,620,910)	(1,599,287)
Provision for loan and lease losses (1)	4,101,143	2,576,813
Other(2):
Commercial	—	—
Consumer	(27,117)	(61,220)
Allowance for loan and lease losses, end of period	$3,203,759	$1,750,643

Reserve for unfunded lending commitments, beginning of period	$132,641	$220,000
Provision for unfunded lending commitments (1)	14,756	(82,000)
Loss on unfunded lending commitments	—	(5,359)
Reserve for unfunded lending commitments, end of period	147,397	132,641
Total allowance for credit losses ("ACL"), end of period	$3,351,156	$1,883,284

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)
For 2015, the "Other" amount represents the impact on the allowance for loan and lease losses in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015. For 2014, the "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of troubled debt restructurings ("TDRs") and non-performing loans ("NPLs") classified as held-for-sale during the quarter ended September 30, 2014.

The Company's net charge-offs increased for the year ended December 31, 2015, compared to the corresponding period in 2014. The ratio of net loan charge-offs to average total loans was 3.3% for the year ended December 31, 2015, compared to 2.2% for the corresponding period in 2014.

Consumer loan net charge-offs as a percentage of average consumer loans increased to 6.1% for the year ended December 31, 2015 compared to 4.0% for the year ended December 31, 2014. The increases in consumer loan net charge-offs as a percentage of average consumer loans is primarily attributable to SC's personal unsecured loan portfolios being reclassified as held-for-sale, as well as the lower of cost or fair value adjustments on certain RICs and auto loans, which were reflected as charge-offs of $451.0 million for the year ended December 31, 2015.

•
During the third quarter of 2015, SC determined that it no longer intended to hold its personal unsecured lending assets for investment. As a result, approximately $1.9 billion of personal unsecured loans were transferred to held-for-sale, net of a lower of cost or fair value adjustment of $377.6 million.

•	For the year ended December 31, 2015, the lower of cost or fair value adjustments associated with RIC and auto loan sales was $73.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When adjusting for these lower of cost or fair value adjustments, SC's consumer loan net charge-off rate did not change materially year-over-year. Future loan originations and purchases under SC's personal lending platform will also be classified as held-for-sale.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were less than 0.3% for the year ended December 31, 2015, compared to less than 0.2% for the year ended December 31, 2014.

NON-INTEREST INCOME

	Year Ended December 31,
	2015	2014
		(As Restated)
	(in thousands)
Consumer fees	$444,032	$377,004
Commercial fees	187,539	185,373
Mortgage banking income, net	107,983	204,558
Equity method investments (loss)/income, net	(8,818)	7,817
Bank-owned life insurance	57,913	60,278
Capital markets revenue	37,408	51,671
Lease income	1,477,739	798,346
Miscellaneous income	175,907	540,113
Net gain recognized in earnings	17,002	2,455,773
Total non-interest income	$2,496,705	$4,680,933

Total non-interest income decreased $2.2 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease for the year ended December 31, 2015 was primarily due to the one-time gain recognized in 2014, included in Net gain recognized in earnings, related to the Change in Control.

Consumer Fees

Consumer fees increased $67.0 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the $84.7 million increase in loan servicing fees, which is largely attributable to the Company's growing RIC and auto loan portfolio. This growth was offset by a decrease in insurance service and consumer deposit fees.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees increased $2.2 million for the year ended December 31, 2015 compared to the corresponding period in 2014.

Mortgage Banking Revenue

	Year Ended December 31,
	2015	2014
	(in thousands)
Mortgage and multifamily servicing fees	$45,151	$44,234
Net gains on sales of residential mortgage loans and related securities	47,591	144,885
Net gains on sales of multifamily mortgage loans	30,261	26,378
Net gains on hedging activities	5,758	13,859
Net gains/(losses) from changes in MSR fair value	3,948	(2,817)
MSR principal reductions	(24,726)	(21,981)
Total mortgage banking income, net	$107,983	$204,558

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage banking income consisted of fees associated with servicing loans not held by the Company, as well as originations, amortization, and changes in the fair value of MSRs and recourse reserves. Mortgage banking income also included gains or losses on the sale of mortgage loans, home equity loans, home equity lines of credit, and mortgage-backed securities ("MBS"). Gains or losses on mortgage banking derivative and hedging transactions are also included in Mortgage banking income.

Mortgage banking revenue decreased $96.6 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This change was primarily due to a decrease in the gain on sales of residential mortgage loans and related securities offset by an increase in the change in MSR fair value discussed in further detail below.

Since 2013, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fee fluctuations from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%
September 30, 2015	3.88%	3.13%
December 31, 2015	4.13%	3.38%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees increased $0.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014. At December 31, 2015 and December 31, 2014, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $858.2 million and $2.9 billion, respectively.

Net gains on sales of residential mortgage loans and related securities decreased $97.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014. For the year ended December 31, 2015, the Company sold $2.5 billion of mortgage loans for a gain of $47.6 million, compared to $3.3 billion of loans sold for a gain of $144.9 million for the year ended December 31, 2014.

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

Net gains on sales of multifamily mortgage loans increased $3.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to a $29.9 million release in the FNMA recourse reserve for the year ended December 31, 2015. The release of FNMA recourse reserves was attributable to the $1.4 billion purchases of multifamily mortgages during the third quarter from FNMA.

The Company previously sold multifamily loans in the secondary market to FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multifamily loans to FNMA and, since that time, has retained all production for the multifamily loan portfolio. Under the terms of the multifamily sales program with FNMA, the Company retained a portion of the credit risk associated with those loans. As a result of that agreement, the Company retains a 100% first loss position on each multifamily loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under the program are fully paid off.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2015 and December 31, 2014, the Company serviced loans with a principal balance of $552.1 million and $2.6 billion, respectively, for FNMA. These loans had a credit loss exposure of $34.4 million and $152.8 million as of December 31, 2015 and December 31, 2014, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of December 31, 2015 and December 31, 2014, the Company had a liability of $6.8 million and $40.7 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to FNMA under this program.

Net gains on hedging activities decreased $8.1 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This decrease was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net gains/(losses) from changes in MSR fair value increased $6.8 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The carrying value of the related MSRs at December 31, 2015 and December 31, 2014 were $147.2 million and $145.0 million, respectively. The MSR asset fair value increase for the year ended December 31, 2015 was the result of increases in interest rates.

The Company recognized $24.7 million of principal reductions for the year ended December 31, 2015, compared to $22.0 million for the corresponding period in 2014. This increase was due to continued increases in prepayments and mortgage refinancing as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments (Loss) / Income, net

Equity method investments (loss) / income, net decreased $16.6 million for the year ended December 31, 2015. The decrease for the year ended December 31, 2015 was primarily attributable to the Change in Control. In 2014 the Company included one month of accounting for SC as an equity method investment prior to the Change in Control. The Company began accounting for SC as a consolidated subsidiary beginning January 28, 2014. For further discussion see Item 1 Business.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $2.4 million, for the year ended December 31, 2015, compared to the corresponding period in 2014.

Capital Markets Revenue

Capital markets revenue decreased $14.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease was primarily related to a decrease in derivative trading accounts for the year ended December 31, 2015.

Lease income

Lease income increased $679.4 million, on an average leased vehicle portfolio balance of $7.6 billion for the year ended December 31, 2015, compared to an average balance of $4.4 billion for the corresponding period in 2014. This increase was the result of the Company's efforts to grow the lease portfolio.

As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gain recognized in earnings

Net gains recognized in earnings decreased $2.4 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease for the year ended December 31, 2015 was primarily due to the one-time gain the Company recognized in connection with the Change in Control during the first quarter of 2014. For additional information on the Change in Control, see Note 3 to the Consolidated Financial Statements.

The net gain for the year ended December 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $566.2 million for a gain of $6.7 million, and the sale of asset-backed securities ("ABS") with a book value of $683.9 million for a loss of $0.2 million, offset by other-than-temporary impairment ("OTTI") of $1.1 million. The net gain realized for the year ended December 31, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $219.6 million for a gain of $4.8 million, and the sale of MBS with a book value of $579.4 million for a gain of $13.1 million.

Miscellaneous Income

Miscellaneous income decreased $364.2 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease for the year ended December 31, 2015 was primarily due to a $235.9 million decrease in fair value associated with the portfolio of loans that the Company accounts for at the fair value option ("FVO"). The decrease was also attributable to a reclassification that the Company made of their personal unsecured loans from held-for-investment ("HFI") to held-for-sale ("HFS") in the third quarter of 2015 and credit losses attributed to these portfolios. For further discussion please see Note 5.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2015	2014
		(As Restated)
	(in thousands)
Compensation and benefits	$1,391,308	$1,216,111
Occupancy and equipment expenses	541,291	470,439
Technology expense	178,078	163,015
Outside services	277,296	195,313
Marketing expense	80,179	52,448
Loan expense	397,942	348,231
Lease expense	1,112,555	588,062
Other administrative expenses	340,614	317,834
Total general and administrative expenses	$4,319,263	$3,351,453

Total general and administrative expenses increased $967.8 million for the year ended December 31, 2015 from the corresponding period in 2014. Factors contributing to these increases were as follows:

•
Compensation and benefits expense increased $175.2 million for the year ended December 31, 2015 from the corresponding period in 2014. The primary driver of this increase was the Company's continued investment in personnel through increased salary, benefits and headcount. During the third quarter, the Company initiated a process to improve its operating efficiency, specifically focused on organizational simplification. As a result of this process, the Company incurred a severance accrual of $30.0 million for the year ended December 31, 2015.

•
Occupancy and equipment expenses increased $70.9 million for the year ended December 31, 2015 from the corresponding period in 2014. This was primarily due to an increase in depreciation expense for the year ended December 31, 2015 of $40.0 million which accounted for 56.5% of the increase. This was partially attributable to the second quarter of 2015. The Bank closed 29 branches located throughout its footprint in order to gain operational efficiencies. These closures resulted in accelerated depreciation expense of $7.6 million of related assets and a vacancy accrual charge of $6.4 million in the form of rent expense.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Outside services increased $82.0 million for the year ended December 31, 2015 from the corresponding period in 2014. This increase was primarily due to increased consulting service fees that relate to regulatory-related initiatives, including preparation for meeting the requirements of the IHC implementation rules. Consulting fees increased $93.5 million for the year ended December 31, 2015 from the corresponding period in 2014. The increase was offset by a decrease in outside processing services.

•
Loan expense increased $49.7 million for the year ended December 31, 2015 from the corresponding period in 2014. This increase was primarily due to an increase of $68.4 million in collection expenses largely associated with the growing RIC and auto loan portfolio. The increase was offset by a decrease in loan servicing expenses.

•
Lease expense increased $524.5 million for the year ended December 31, 2015 from the corresponding period in 2014. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

•
Other administrative expenses increased $22.8 million for the year ended December 31, 2015 from the corresponding period in 2014. The increase was due to a $27.4 million increase of legal fees and a $24.8 million increase in non-income related tax expenses that were recognized throughout the year. This was offset by a $32.9 million decrease in employee expenses throughout the year.

OTHER EXPENSES

	Year Ended December 31,
	2015	2014
	(in thousands)
Amortization of intangibles	$76,132	$67,921
Deposit insurance premiums and other expenses	56,946	55,746
Loss on debt extinguishment	—	127,063
Impairment of capitalized software	—	97,546
Impairment of goodwill	4,447,622	—
Investment expense on affordable housing projects	156	—
Total other expenses	$4,580,856	$348,276

Total other expenses increased $4.2 billion for the year ended December 31, 2015 compared to the corresponding period in 2014. The primary factors contributing to the increase were:

Amortization of intangibles increased $8.2 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to a fourth quarter 2015 impairment of $11.7 million of the Company's indefinite-lived trade name. For further discussion on the impairment of this indefinite-lived trade name, please see Note 9 of the Consolidated Financial Statements.

Deposit insurance premiums expenses increased $1.2 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This variance was caused by a change in FDIC insurance premium rates and the assessment base for the Bank.

There were no losses on debt extinguishment during the year ended December 31, 2015, compared to $127.1 million of losses in the year ended December 31, 2014. This expense was primarily related to early termination fees incurred by the Company in association with the 2014 termination of legacy FHLB advances.

There was no impairment charges recorded on capitalized software during 2015. In the second quarter of 2014, an impairment of capitalized software charge of $97.5 million was recorded due to the restructuring of the Company's capitalized software.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the year ended December 31, 2015 the Company recorded an impairment of goodwill in the amount of $4.4 billion. For further discussion on this matter, see the section of the MD&A captioned "Goodwill".

The Company incurred an investment expense on affordable housing projects of $156 thousand for the year ended December 31, 2015. This expense was directly related to low income housing tax credit ("LIHTC") investments. This is attributed to the adoption of Accounting Standards Update ("ASU") 2014-01. See Note 1 to the Consolidated Financial Statements for additional information.

INCOME TAX PROVISION

An income tax benefit of $671.5 million was recorded for the year ended December 31, 2015, compared to an income tax provision of $1.6 billion for the corresponding period in 2014. This resulted in effective tax rates of 17.9% for the year ended December 31, 2015, compared to 34.8% for the corresponding period in 2014.

The lower income tax provision in 2015 was primarily due to two drivers. In 2015, the Company recognized an impairment of the goodwill with respect to its investment in SC, which reduced the Company's deferred tax liability for the excess carrying value over its tax basis in the investment. The Company recognized a tax benefit of $982.9 million for the reduction in the deferred tax liability. In 2014, the Company recognized a tax expense of $917.5 million (approximately $841.7 million of which was deferred) on a book gain of $2.4 billion related to the Change in Control. The book gain was primarily due to the excess of fair value over the carrying value of the assets on SC's books at the time of the Change in Control. The $841.7 million of deferred tax liability would be recognized upon the Company's disposition of its interest in SC or if the goodwill associated with the Change in Control becomes impaired.

The lower effective tax rate for the year ended December 31, 2015 was driven primarily by two components. The first was the 2015 impairment of goodwill related to the Company's investment in SC in the amount of $4.4 billion, which put the Company in a consolidated pretax loss position. The Company is not able to recognize a tax benefit for the impairment. In addition, the Company increased the reserve for income taxes under dispute with the United States for certain financing transactions by $104.2 million. Both of these items reduce the overall effective tax rate on a pretax base that is a loss.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2015 consisted of Retail Banking, Auto Finance & Business Banking, Real Estate and Commercial Banking, Global Corporate Banking ("GCB"), and SC. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SC under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SC in the Company’s financial statements, effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 24 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Retail Banking

Net interest income increased $24.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of the Retail Banking segment's gross loans was $14.2 billion for the year ended December 31, 2015, compared to $16.5 billion for the corresponding period in 2014, the decrease driven by a troubled debt restructuring ("TDR") sale during the third quarter of 2014, and the securitization of $2.1 billion of mortgage loans to MBS as part of the securitization transactions. The average balance of deposits was $32.7 billion for the year ended December 31, 2015, compared to $31.8 billion for the corresponding period in 2014, primarily driven by growth in money market accounts. Total non-interest income decreased $108.8 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The provision for credit losses decreased $7.4 million for the year ended December 31, 2015, compared to the corresponding period in 2014, driven by an improvement in credit quality in 2015. Total expenses increased $78.1 million for the year ended December 31, 2015, compared to the corresponding period in 2014, primarily due to increased consulting service fees, which was mostly related to the CCAR plan, as well as increased maintenance expenses.

Total average assets for the year ended December 31, 2015 was $17.0 billion, compared to $17.7 billion for the corresponding period in 2014. The decrease was primarily driven by a decrease within the mortgage loan portfolio.

Auto Finance & Business Banking

Net interest income increased $10.2 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total average gross loans was $6.5 billion for the year ended December 31, 2015, compared to $5.8 billion for the corresponding period in 2014, driven by growth in the dealer lending and commercial equipment and vehicle funding ("CEVF") business lines. Total non-interest income increased $182.4 million for the year ended December 31, 2015, compared to the corresponding period in 2014, due primarily to growth in the indirect leasing business line, which was launched in 2014. The Auto Finance & Business Banking segment ceased originations in the indirect leasing business line during the second quarter of 2015. The provision for credit losses decreased $7.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014, driven by a reversal of a management adjustment to provisions for Business Banking. Total expenses increased $188.3 million for the year ended 2015, compared to the corresponding period in 2014, due primarily to growth in the indirect leasing business line.

Total average assets was $8.4 billion for the year ended December 31, 2015, compared to $6.6 billion for the corresponding period in 2014, driven by the growth in the indirect leasing business line. Total average deposits was $6.9 billion for the year ended December 31, 2015, compared to $6.7 billion for the corresponding period in 2014, driven by the growth in non-interest bearing core deposits.

Real Estate and Commercial Banking

Net interest income increased $43.7 million during the year ended December 31, 2015, compared to the corresponding period in 2014. Driven by growth in the special industries portfolio, the average balance of this segment's gross loans increased to $21.5 billion during the year ended December 31, 2015, compared to $20.5 billion for the corresponding period in 2014. The average balance of deposits increased to $9.6 billion during the year ended December 31, 2015, compared to $8.5 billion during the corresponding period in 2014, due to an increase in government banking deposits. Total non-interest income increased $11.0 million during the year ended December 31, 2015, compared to the corresponding period in 2014 due to increased releases of recourse reserves during 2015. The provision for credit losses was $24.8 million for the year ended December 31, 2015, compared to provision releases of $72.9 million for the corresponding period in 2014. The increase in the provision was driven by changes to provision methodology. Total expenses increased $17.0 million during the year ended December 31, 2015, compared to the corresponding period in 2014.

Total average assets, which includes the related ACL, was $21.4 billion for the year ended December 31, 2015, compared to $20.4 billion for the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Corporate Banking

Net interest income increased $38.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of this segment's gross loans was $9.6 billion for the year ended December 31, 2015, compared to $7.7 billion for the corresponding period in 2014. The average balance of deposits was $1.9 billion for the year ended December 31, 2015, compared to $1.2 billion for the corresponding period in 2014. Total non-interest income increased $5.4 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The provision for credit losses increased $27.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total expenses increased $9.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014.

Total average assets was $11.8 billion for the year ended December 31, 2015, compared to $9.4 billion for the corresponding period in 2014.

Other

Net interest income decreased $129.6 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total non-interest income decreased $94.1 million for the year ended December 31, 2015, compared to the corresponding period in 2014. There was a provision for credit losses of $25.7 million for the year ended December 31, 2015, compared to a provision release of $1.5 million during the corresponding period in 2014. Total expenses decreased $94.9 million during the year ended December 31, 2015, compared to the corresponding period in 2014.

Average assets was $32.6 billion for the year ended December 31, 2015, compared to $26.8 billion for the corresponding period in 2014.

SC

From December 2011 until January 28, 2014, SC was accounted for as an equity method investment. In 2014, SC's results of operations were consolidated with SHUSA. SC is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Consolidated Financial Statements.

Net interest income increased $533.2 million for the year ended December 31, 2015, compared to the corresponding period of 2014. Total non-interest income increased $223.6 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This increase in income was primarily attributable to increases in loans and leased vehicles during the year. The provision for credit losses increased $284.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total expenses increased $331.0 million during the year ended December 31, 2015, compared to the corresponding period in 2014, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Average assets was $34.6 billion for the year ended December 31, 2015, compared to $27.7 billion for the corresponding period of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
	2014	2013
	(As Restated)
	(in thousands)
Net interest income	$5,984,773	$1,513,771
Provision for credit losses	(2,494,813)	(46,850)
Total non-interest income	4,680,933	1,088,083
General and administrative expenses	(3,351,453)	(1,662,063)
Other expenses	(348,276)	(104,538)
Income before income taxes	4,471,164	788,403
Income tax provision	(1,554,357)	(160,300)
Net income including Noncontrolling interest	$2,916,807	$628,103

The company reported a pre-tax income of $4.5 billion for the year ended December 31, 2014, compared to pretax income of $788.4 million for the year ended December 31, 2013. Factors contributing to this increase are as follows:

•	Net interest income increased $4.5 billion for the year ended December 31, 2014, compared to 2013 of which $4.4 billion is attributed to the Change in Control.

•	Provision for credit losses increased $2.4 billion for the year ended December 31, 2014, compared to 2013. This increase was due to the Change in Control. All other impacts were negligible.

•
Total non-interest income increased $3.6 billion for the year ended December 31, 2014, compared to 2013. This was primarily due to the gain recognized from the Change in Control of $2.4 billion (pre-tax) and increased fee and other income activity following the Change in Control of $1.5 billion.

•
Total general and administrative expenses increased $1.7 billion for the year ended December 31, 2014, compared to 2013. Of this, $1.6 billion was the result of activity added by the Change in Control. The remaining increase was primarily due to increased compensation and benefits, loan expenses and the addition of lease expense.

•
Other expenses increased $243.7 million for the year ended December 31, 2014, compared to 2013. Approximately $49.6 million of this increase was the result of amortization on intangible assets added by the Change in Control. The remaining increase was primarily due to a one-time impairment of our capitalized software of $97.5 million and early termination fees from debt repurchases.

•
The income tax provision increased $1.4 billion for the year ended December 31, 2014 compared to 2013. This increase was primarily due to the $654.9 million tax impact on provision from the Change in Control.

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

Net interest income increased $4.5 billion for the year ended December 31, 2014, compared to 2013, of which $4.4 billion is attributed to the Change in Control.

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

Interest Income on Loans

Interest income on loans increased $4.8 billion for the year ended December 31, 2014, compared to 2013. The increase in interest income on loans was primarily due to the Change in Control.

The average balance of total loans was $73.3 billion with an average yield of 9.21% for the year ended December 31, 2014, compared to $50.9 billion with an average yield of 3.88% for the year ended December 31, 2013. The increase in the average balance of total loans was primarily due to the Change in Control. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $19.9 billion with an average yield of 20.97% for the year ended December 31, 2014, compared to $169.3 million with an average yield of 7.42% for the year ended December 31, 2013.

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

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $274.3 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in interest expense on borrowed funds was due to the Change in Control, which accounted for $437.1 million of total interest expense on borrowings for the year ended December 31, 2014. This was offset by a decrease in interest expense on borrowed funds of $162.8 million for the Bank and the Company for the year ended December 31, 2014, as a result of the Bank's use of the proceeds from the sale of investment securities to pay off existing borrowed funds. The average balance of total borrowings was $34.5 billion with an average cost of 2.45% for the year ended December 31, 2014, compared to an average balance of $14.4 billion with an average cost of 3.95% for the year ended December 31, 2013.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2014 was $2.5 billion compared to $46.9 million for the year ended December 31, 2013. Of the increase, all but an immaterial amount is attributable to the RIC, unsecured and auto loan portfolios added from the Change in Control and subsequent origination activity within the same portfolios.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2014	2013
	(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$834,337	$1,013,469
Charge-offs:
Commercial	(109,704)	(123,517)
Consumer(3)	(2,697,290)	(191,687)
Total charge-offs	(2,806,994)	(315,204)
Recoveries:
Commercial	40,379	53,132
Consumer(3)	1,167,328	46,090
Total recoveries	1,207,707	99,222
Charge-offs, net of recoveries	(1,599,287)	(215,982)
Provision for loan and lease losses (1)	2,576,813	36,850
Other(2):
Commercial	$—	$—
Consumer	$(61,220)	$—
Allowance for loan and lease losses, end of period	$1,750,643	$834,337

Reserve for unfunded lending commitments, beginning of period	220,000	210,000
Provision for unfunded lending commitments (1)	(82,000)	10,000
Loss on unfunded lending commitments	(5,359)	—
Reserve for unfunded lending commitments, end of period	132,641	220,000
Total allowance for credit losses, end of period	$1,883,284	$1,054,337

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)
The “Other” amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of TDRs and NPLs classified as held-for-sale during the third quarter of 2014.

(3)	Unallocated charge-offs and recoveries for the year ended December 31, 2014 are included in Consumer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the year ended December 31, 2014 compared to the year ended December 31, 2013. In connection with the Change in Control, the ratio of net loan charge-offs to average total loans increased to 2.2% for the year ended December 31, 2014 compared to 0.4% for the year ended December 31, 2013. The increase was primarily related to the RIC and auto loan portfolio added from the Change in Control and the $1.4 billion of net charge-offs on that portfolio. Commercial loan net charge-offs as a percentage of average commercial loans was 0.2% for the year ended December 31, 2014 compared to 0.2% for the year ended December 31, 2013. The consumer loan net charge-off ratio was 4.0% for the year ended December 31, 2014 compared to 0.8% for the year ended December 31, 2013. The increase in consumer charge-offs is primarily due to the credit quality of the RIC and auto loan portfolio added in the Change in Control, a majority of which are considered non-prime loans (defined by the Company as customers with Fair Isaac Corporation ("FICO") score of below 640). At December 31, 2014, 70% of the RIC and auto loan portfolio was comprised of non-prime loans.

NON-INTEREST INCOME

	Year Ended December 31,
	2014	2013
	(As Restated)
	(in thousands)
Consumer fees	$377,004	$228,666
Commercial fees	185,373	199,486
Mortgage banking income, net	204,558	122,036
Equity method investments	7,817	426,851
Bank owned life insurance	60,278	57,041
Capital markets revenue	51,671	31,742
Net gain recognized in earnings	2,455,773	9,454
Lease income	798,346	—
Miscellaneous income	540,113	12,807
Total non-interest income	$4,680,933	$1,088,083

Total non-interest income increased $3.6 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to the Change in Control.

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

Mortgage Banking Revenue

	Year Ended December 31,
	2014	2013
	(in thousands)
Mortgage and multifamily servicing fees	$44,234	$45,413
Net gains on sales of residential mortgage loans and related securities	144,885	54,362
Net gains on sales of multifamily mortgage loans	26,378	45,961
Net gains / (losses) on hedging activities	13,859	(37,170)
Net (losses) / gains from changes in MSR fair value	(2,817)	36,479
MSR principal reductions	(21,981)	(23,009)
Total mortgage banking income, net	$204,558	$122,036

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net gains on sales of multifamily mortgage loans were $26.4 million for the year ended December 31, 2014, compared to $46.0 million for the year ended December 31, 2013, primarily due to the decrease in sales from 2013 to 2014.

The Company previously sold multifamily loans in the secondary market to FNMA while retaining servicing rights. In September 2009, the Bank elected to stop selling multifamily loans to FNMA and, since that time, has retained all production for the multifamily loan portfolio. Under the terms of the multifamily sales program with FNMA, the Company retained a portion of the credit risk associated with those loans. As a result of that agreement, the Company retains a 100% first loss position on each multifamily loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under the program are fully paid off.

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

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimated it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At December 31, 2014 and 2013, the Company had a liability of $40.7 million and $68.0 million, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

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

MSR principal reductions resulted in a gain of $1.0 million for the year ended December 31, 2014, compared to 2013. The gain was due to the reduction in prepayments and mortgage refinancing.

Gain on Change in Control and Equity Method Investments

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SC under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SC in the Company’s Consolidated Financial Statements beginning with its Form 10-Q for the first quarter of 2014. In connection with the Change in Control, the Company recognized a gain of $2.4 billion during the year ended December 31, 2014. The Company recognized a gain of $7.8 million and $426.9 million on equity method investments for the year ended December 31, 2014 and 2013, respectively. The decrease of $419.0 million in equity method investment was due to the Change in Control, which resulted in accounting for SC as a consolidated subsidiary beginning January 28, 2014.

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

Lease Income

Lease income for the year ended December 31, 2014 was $798.3 million. This is a result of the Change in Control, as the Company had no lease income prior to the Change in Control. In addition, during 2014, through a flow agreement with SC, SBNA began originating prime and super prime Chrysler Capital consumer vehicle leases which created lease income for the Bank.

As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

Miscellaneous Income

Miscellaneous income increased $527.3 million for the year ended December 31, 2014, compared to 2013. The increase is primarily due to the purchase accounting marks on fair value option ("FVO") loans associated with the Change in Control.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2014	2013
	(As Restated)
	(in thousands)
Compensation and benefits	$1,216,111	$697,876
Occupancy and equipment expenses	470,439	381,794
Technology expense	163,015	127,748
Outside services	195,313	102,356
Marketing expense	52,448	55,864
Loan expense	348,231	69,269
Lease expense	588,062	—
Other administrative expenses	317,834	227,156
Total general and administrative expenses	$3,351,453	$1,662,063

Total general and administrative expenses increased $1.7 billion for the year ended December 31, 2014, compared to 2013. Factors contributing to this increase are as follows:

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The Company incurred lease expense of $588.1 million in December 31, 2014. This is a result of the Change in Control.

As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

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

INCOME TAX PROVISION

An income tax provision of $1.6 billion was recorded for the year ended December 31, 2014 compared to $160.3 million for the year ended December 31, 2013, resulting in an effective tax rate of 34.8% for the year ended December 31, 2014 compared to 20.3% for the year ended December 31, 2013.

The higher income tax provision in 2014 was due to several factors. First, the Company recognized tax expense of $917.5 million (approximately $841.7 million of which was deferred) on book gains of $2.4 billion related to the Change in Control. The book gain was primarily due to the excess of fair value over the carrying value of the assets on SC’s books at the time of the Change in Control. The $841.7 million of deferred tax liability would be recognized upon the Company’s disposition of its interest in SC or if the goodwill associated with the Change in Control becomes impaired. The income tax provision also increased by $654.9 million in 2014 due to the inclusion of the operating income of SC (as adjusted for purchase accounting) in SHUSA’s pre-tax income, as a result of SC’s consolidation into SHUSA’s financial statements. When SC was previously presented as an equity method investment, SHUSA included SC’s net income in SHUSA’s presentation of pre-tax income. The impact of these two items was partially offset by a decline in SHUSA’s (excluding SC) operating pre-tax earnings (excluding the gain recognized from the Change in Control) versus that of 2013, which caused a decrease in tax expense of $178.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The higher effective tax rate in 2014 was driven primarily by two factors related to the Change in Control. The consolidation of SC highlights the impact of double taxation on SC’s operating income because the consolidated financial statements include the taxes paid by SC as well as the taxes accrued by SHUSA on its share of SCUSA’s earnings. This was not reflected under equity-method accounting, which was applicable to SHUSA’s 2013 consolidated financial statements. When compared to the results of 2013, the impact of this presentation resulted in an increase in the ETR of approximately 9%. In addition, the significant increase in the pre-tax income resulting from the Change in Control and the inclusion of the operating income of SC reduced the relative impact of favorable permanent tax differences (e.g., tax-exempt income and tax credits). When compared to 2013, the dilution effect of the higher pretax income from these two items on the favorable permanent items resulted in an increase in the effective tax rate ("ETR") of approximately 7%. The impact of these two items was partially offset by a decrease of approximately 3% related to state and local taxes, which was due to SC being taxable in jurisdictions with lower tax rates relative to SHUSA’s historical filing group and changes in law in both New York State and Massachusetts, which had an overall favorable impact on the Company. It is expected that the Company’s ETR will trend higher than for years 2013 and earlier due to the level of income produced by SC that contributes to the dilution effect described above.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2014 consisted of Retail Banking, Auto Finance & Alliances, Real Estate and Commercial Banking, Global Corporate Banking ("GCB"), and SC. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SC under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SC in the Company’s financial statements, effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 24 to the Consolidated Financial Statements.

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

Results Summary

Retail Banking

Net interest income decreased $1.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The average balance of the Retail Banking segment's gross loans was $16.5 billion for the year ended December 31, 2014, compared to $18.1 billion in 2013. The average balance of deposits was $31.8 billion for the year ended December 31, 2014, compared to $32.9 billion for 2013. Total non-interest income increased $34.9 million for the year ended December 31, 2014 compared to 2013, primarily due to the increase in the sales of mortgage loans and MBS. The provision for credit losses decreased $58.9 million for the year ended December 31, 2014 compared to 2013. Total expenses decreased $71.5 million for the year ended December 31, 2014 compared to 2013, primarily due to increased rent, increased grounds maintenance, re-stocking of branch materials in 2014 mainly due to the Bank's rebranding in 2013, and leasehold improvements in the branches.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total average assets for the year ended December 31, 2014 was $17.7 billion, compared to $18.6 billion for the year ended December 31, 2013. This decrease was primarily driven by the decreases within the mortgage loan portfolio.

Auto Finance & Alliances

Net interest income increased $11.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, driven primarily by the Chrysler Capital dealer floor-plan business line launched in the third quarter of 2013. Total average gross loans were $5.8 billion for the year ended December 31, 2014, compared to $5.2 billion in 2013. Total non-interest income increased $172.3 million for the year ended December 31, 2014 compared to 2013, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses decreased $23.9 million for the year ended December 31, 2014, compared to 2013. Total expenses increased $238.1 million for the year ended December 31, 2014 compared to 2013, due primarily to the depreciation expense from operating lease assets associated with the launch of the indirect leasing business in 2014.

Total average assets were $6.6 billion for the year ended December 31, 2014 compared to $5.5 billion for the year ended December 31, 2013, due primarily to the launch of the indirect leasing segment in 2014. Total average deposits were $6,741.4 million for the year ended December 31, 2014 compared to $6,377.5 million for the year ended December 31, 2013.

Real Estate and Commercial Banking

Net interest income increased $39.3 million for the year ended December 31, 2014 compared to 2013. Driven by growth in the multifamily portfolio, the average balance of this segment's gross loans increased to $20.5 billion during the year ended December 31, 2014, compared to $19.6 billion in 2013. Growth in government banking drove the average balance of deposits to $8.5 billion for the year ended December 31, 2014, compared to $6.8 billion in 2013. Total non-interest income decreased $23.3 million for the year ended December 31, 2014 compared to 2013. This decline was primarily related to a decrease of serviced portfolio reserve releases in 2014 compared to 2013. The release of credit losses was $72.9 million for the year ended December 31, 2014, compared to a release of $52.4 million for 2013. Total expenses decreased $37.9 million for the year ended December 31, 2014 compared to 2013.

Total average assets were $20.4 billion for the year ended December 31, 2014, compared to $19.0 billion for the year ended December 31, 2013.

Global Corporate Banking (GCB)

Net interest income increased $12.7 million for the year ended December 31, 2014 compared to 2013. The average balance of this segment's gross loans was $7.7 billion for the year ended December 31, 2014, compared to $7.1 billion in 2013, with the increase primarily driven by growth in the Large Corporate portfolio. The average balance of deposits was $1.2 billion for the year ended December 31, 2014, compared to $800.1 million in 2013. Total non-interest income increased $2.9 million for the year ended December 31, 2014 compared to 2013. The provision for credit losses increased $1.6 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $23.0 million for the year ended December 31, 2014 compared to 2013.

Total average assets were $9.4 billion for the year ended December 31, 2014, compared to $8.2 billion in 2013.

Other

Net interest income increased $2.2 million for the year ended December 31, 2014 compared to 2013. Total non-interest income increased $152.0 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $359.9 million during the year ended December 31, 2014 compared to 2013.

Average assets were $26.8 billion for the year ended December 31, 2014 compared to $28.5 billion for the year ended December 31, 2013.

SC

From December 31, 2011 until January 28, 2014, SC was accounted for as an equity method investment. In 2014, SC's results of operations were consolidated with SHUSA. SC is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment.

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

The Company’s senior management has reviewed these critical accounting policies and estimates with the Company's Audit Committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is discussed in Note 2 to the Consolidated Financial Statements.

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

In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any Voting Rights Entities (VOEs) in which the Company has a controlling financial interest and any VIEs for which the Company is deemed to be the primary beneficiary. The Company generally consolidates its VIEs if the Company has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the legal entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. VIEs and VOEs can include equity interests in corporations, and similar legal entities, and partnerships and similar legal entities, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

Upon occurrence of certain significant events, as required by the VIE model the Company reassesses whether a legal entity in which the Company is involved with is a VIE. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the legal entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company uses the equity method to account for unconsolidated investments in voting rights entities or VIEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain control. Unconsolidated investments in VOEs or VIEs in which the Company has a voting or economic interest of less than 20% are generally carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in other income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2009, Santander contributed SC to the Company.  SC's results of operations were consolidated with the Company's from January 2009 until December 31, 2011. As of December 31, 2011, SC was accounted for as an equity-method investment. The Company continued to account for SC as an equity-method investment through December 31, 2013. Refer to Note 8, Equity Method Investments, Variable Interest Entities and Securitizations to the Consolidated Financial Statements for discussion of the re-consolidation of SC effective in January 2014.

In accordance with ASC 810-10, Consolidation, the Company performs an analysis on a quarterly basis of each variable interest to determine if it is considered to be the primary beneficiary of the VIE. Those entities in which the Company is considered the primary beneficiary are consolidated, and, accordingly, the entity's assets, liabilities, revenues and expenses are included in the Company's consolidated financial statements. As of December 31, 2015 and 2014, there were no VIEs for which the Company was considered the primary beneficiary.

Investments in non-consolidated affiliates, including VIEs, are generally accounted for using the equity-method.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and records the identifiable assets, liabilities and any non-controlling interests of the acquired business at their acquisition date fair values. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded prior to the finalization of a more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to the Company’s Consolidated Financial Statements will be adjusted retrospectively. All acquisition related costs are expensed as incurred. The application of business combination principles including the determination of the fair value of the net assets acquired requires the use of significant estimates and assumptions. Please see related discussion under the caption Goodwill below.

Allowance for loan and lease losses and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's ALLL and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to several estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan and lease losses takes into consideration the risks inherent in the loan portfolio, past loan and lease loss experience, loans that have loss potential, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of non-performing loans, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and/or could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan and lease losses and reserve for unfunded lending commitments in the Consolidated Balance Sheet. A discussion of the factors driving changes in the amount of the allowance for loan and lease losses and reserve for unfunded lending commitments for the periods presented is included in the Credit Risk Management section of this MD&A.

The ALLL consists of two elements: (i) an allocated allowance, which is comprised of allowances established on loans individually evaluated for impairment (specific reserves) and loans collectively evaluated for impairment (general reserves) based on historical loan and lease loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

The Company's allocated reserves are principally based on its various models subject to the Company's Model Risk Management framework. New models are approved by the Company's Model Risk Management Committee, and inputs are reviewed periodically by the Company's internal audit function. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its Allowance for Loan and Lease Losses Committee.

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

Loan Modifications and Troubled Debt Restructuring

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. Commercial and consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). RIC TDRs are generally placed on non-accrual status until they become 60 days or less past due. All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions, interest rate reductions, etc. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for an upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note and the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

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
Consumer TDRs in the residential mortgage and home equity portfolios are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is implemented. The TDR classification will remain on the loan until it is paid in full or liquidated.

In addition to those identified as TDRs above, accounting guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. These loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.
For the Company’s other consumer portfolios, including RIC and auto loans, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RICs were a new portfolio for the Company in 2014 as a result of the Change in Control. The RIC and auto loan portfolio is primarily comprised of nonprime loans which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Loan portfolios acquired as part of a business combination like the Change in Control cannot be designated as TDRs under U.S. GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control runoff.

In accordance with our policies and guidelines, the Company, at times, offer extensions (deferrals) to consumers on our RICs, whereby the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two payments. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile RICs is eight, while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments have been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

The Company evaluates the results of its deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred compared to the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, the Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the allowance for loan and lease losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan and lease losses and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan and lease losses and related provision for loan and lease losses.

TDR Impact to Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ("LTV") and credit scores.

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

Typically, commercial loans whose terms are modified in a TDR will have been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology, unless the loan is considered collateral-dependent. Loans considered collateral-dependent are measured for impairment based on their fair values of the collateral less its estimated cost to sell. Accordingly, upon TDR modification or if a TDR modification subsequently defaults, the allowance methodology remains unchanged.

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

As more fully described in Note 24 to the Consolidated Financial Statements, a reporting unit is an operating segment or one level below. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2015, the reporting units with assigned goodwill were Retail Banking, Auto Finance and Business Banking, Commercial Real Estate, Corporate and Commercial Banking, Global Corporate Banking, and SC.

Under ASC 350, Intangibles - Goodwill and Other, an entity's goodwill impairment analysis must be completed in two steps unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill, and that no impairment exists. In that case the two-step process may be bypassed. It is worth noting that an entity has an unconditional option to bypass the preceding qualitative assessment (often referred to as "Step 0") for any reporting unit in any period and proceed directly to the first step of the goodwill impairment test. The Company did not apply the provisions of Step 0 in its 2015 goodwill impairment analysis.

The first step of ASC 350 ("Step 1") analysis requires a comparison of the fair value of each reporting unit to its carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step must be performed to measure the amount of impairment, if any, for that reporting unit. The Company utilizes the market approach to determine the fair value of its SC reporting unit as it is a publicly traded company that has a single reporting unit. Determining the fair value of the remaining reporting units requires significant valuation inputs, assumptions, and estimates.

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

When required, the second step of testing ("Step 2") involves calculating the implied fair value of each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that is recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the implied fair value of goodwill is in excess of the reporting unit's allocated goodwill amount, then no impairment charge is required. If the amount of goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recognized for the excess. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill impairment testing involves management's judgment, to the extent that it requires an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is performed using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies), the market capitalization approach (share price of the reporting unit and control premium of comparable public companies), and the income approach (the discounted cash flow ("DCF") method).

The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data.

The guideline public company market approach ("market approach") included earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. In addition, the market capitalization plus control premium approach was applied to the Company's SC reporting unit as the SC reporting unit is a publicly traded subsidiary whose securities are traded in an active market.

In connection with the market capitalization plus control premium approach applied to the Company's SC reporting unit, the Company used SC's stock price as of the date of the annual impairment analysis. The Company also considered historical auto loan industry transactions and control premiums over the last three years in determining the control premium.

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

All of the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impacts the estimated fair value of the aforementioned reporting units include such items as:

•	a prolonged downturn in the business environment in which the reporting units operate;

•	an economic recovery that significantly differs from our assumptions in timing or degree;

•	volatility in equity and debt markets resulting in higher discount rates; and

•	unexpected regulatory changes.

Refer to the Financial Condition, Goodwill section of Management's Discussion and Analysis for further details on the Company's Goodwill, including the results of Management's goodwill impairment analyses.

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

During 2015 and 2014, the Company had cash flow and fair value hedges recorded in the Consolidated Balance Sheet as “Other assets” or “Other liabilities,” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates, foreign exchange and credit risk on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, the Company might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in earnings. If outstanding derivative positions that qualified for hedge accounting as of December 31, 2015 were no longer considered effective, and thus did not qualify for hedge accounting, the impact in 2015 would have been to lower pre-tax earnings by a net of $14.1 million.

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis were as follows: (a) the expectations of future earnings (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SC, based on the current policies and practices of SC; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carry-forwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of its operating subsidiaries and unconsolidated investees. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regard to the realizability of its deferred tax asset including the effect of the SC Transaction that occurred in 2011 and the Change in Control that occurred in the first quarter of 2014. The Company continues to forecast sufficient taxable income to fully realize its current deferred tax assets. Forecasted taxable income is subject to changes in overall market and global economic conditions.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws in the U.S., its states and municipalities, and abroad. Actual income taxes paid may vary from estimates depending on changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and adjusts the balances as new information becomes available. Interest and penalties on income tax payments are included within income tax expense in the Consolidated Statements of Operations.

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

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
			(As Restated)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,722,917	10.6%	$8,739,233	11.5%	$9,303,885	18.6%	$10,034,868	18.9%	$10,553,174	20.4%
Commercial and industrial loans and other commercial	22,548,351	27.2%	19,195,638	25.1%	14,628,240	29.2%	15,323,916	28.8%	12,235,399	23.7%
Multifamily	9,438,463	11.4%	8,705,890	11.4%	8,237,029	16.5%	7,572,555	14.2%	7,100,620	13.7%
Total Commercial Loans	40,709,731	49.2%	36,640,761	48.0%	32,169,154	64.3%	32,931,339	61.9%	29,889,193	57.8%
Consumer loans secured by real estate:
Residential mortgages	6,467,755	7.8%	6,969,309	9.2%	9,672,204	19.3%	11,244,409	21.1%	11,638,021	22.5%
Home equity loans and lines of credit	6,146,913	7.4%	6,206,980	8.1%	6,311,694	12.6%	6,638,466	12.5%	6,868,939	13.3%
Total consumer loans secured by real estate	12,614,668	15.2%	13,176,289	17.3%	15,983,898	31.9%	17,882,875	33.6%	18,506,960	35.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,669,232	31.0%	22,467,217	29.5%	81,804	0.2%	295,398	0.6%	958,345	1.9%
Personal unsecured loans	2,648,361	3.2%	2,696,820	3.5%	493,785	1.0%	446,416	0.8%	364,588	0.7%
Other consumer	1,032,580	1.4%	1,303,279	1.7%	1,321,985	2.6%	1,676,325	3.1%	1,940,765	3.8%
Total Consumer Loans	41,964,841	50.8%	39,643,605	52.0%	17,881,472	35.7%	20,301,014	38.1%	21,770,658	42.2%
Total Loans	$82,674,572	100.0%	$76,284,366	100.0%	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%
Total Loans with:
Fixed	$48,998,148	59.3%	$45,653,333	59.9%	$23,541,953	47.0%	$24,899,616	46.8%	$26,632,842	51.6%
Variable	33,676,424	40.7%	30,631,033	40.1%	26,508,673	53.0%	28,332,737	53.2%	25,027,009	48.4%
Total Loans	$82,674,572	100.0%	$76,284,366	100.0%	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%

(1) Includes LHFS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Over the last five years, our overall loan portfolio has increased $31.0 billion or 60.0%, primarily driven by the Change in Control in 2014 which resulted in approximately $22.0 billion of loans being consolidated at the time of the Change in Control. In the commercial loans (excluding multifamily loans) portfolio, the portfolio has increased $8.5 billion or 37.2%, primarily attributable to organic growth in the C&I portfolio over the last two years of $5.7 billion, with the primary driver in the C&I portfolio being the GCB segment. In the multifamily portfolio, the portfolio has increased $2.3 billion or 32.9%, primarily attributable to repurchases from FNMA of $2.2 billion. For the consumer portfolios, consumer loans secured by real estate have decreased $5.9 billion or 31.8%, primarily attributable to securitization transactions of $3.8 billion. Consumer loans not secured by real estate have increased $26.1 billion or 799.0%, primarily attributable to the Change in Control at SC in 2014 when $20.9 billion of RIC and auto loans and $1.0 billion of personal unsecured loans were consolidated by the Company.

Commercial

Commercial loans (excluding multifamily loans) increased approximately $3.3 billion, or 11.9%, from December 31, 2014 to December 31, 2015. The primary driver was organic growth exceeding repayment and runoff activity in the commercial and industrial and other commercial portfolios by $2.6 billion and $325.0 million, respectively.

Multifamily loans increased $732.6 million, or 8.4%, from December 31, 2014 to December 31, 2015. This increase from December 31, 2014 to December 31, 2015 was primarily attributable to the $1.4 billion repurchase of FNMA loans during the third quarter of 2015, offset by loan repayment and runoff activity exceeding originations by $677.0 million during the year ended December 31, 2015.

The following table presents the contractual maturity of the Company’s commercial loans at December 31, 2015:

	AT DECEMBER 31, 2015, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$1,828,800	$5,102,672	$1,791,445	$8,722,917
Commercial and industrial loans	8,474,096	11,726,015	2,348,240	22,548,351
Multifamily loans	775,645	6,712,788	1,950,030	9,438,463
Total	$11,078,541	$23,541,475	$6,089,715	$40,709,731
Loans with:				—
Fixed rates	$2,185,582	$9,383,238	$2,799,580	$14,368,400
Variable rates	8,892,959	14,158,237	3,290,135	26,341,331
Total	$11,078,541	$23,541,475	$6,089,715	$40,709,731

(1) Includes LHFS.

Consumer

Consumer loans secured by real estate decreased $561.6 million, or 4.3%, from December 31, 2014 to December 31, 2015. The primary drivers of the decrease from December 31, 2014 were related to the Residential Mortgage portfolio, specifically loan sales of $2.5 billion and runoff of $1.2 billion exceeding originations of $3.2 billion.

The consumer loan portfolio not secured by real estate increased $2.9 billion, or 10.9%, from December 31, 2014 to December 31, 2015. The primary driver of the increase from December 31, 2014 was the RIC and auto loan portfolio, specifically originations of $22.1 billion exceeding paydowns and charge-off activity of $11.7 billion and sales of $7.9 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2015, 69.0% of the Company's RIC and auto loan portfolio was nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans, nonetheless, will experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We experienced a default rate of 8.3% for nonprime RIC and auto loans and 2.9% for prime RIC and auto loans during the period ended December 31, 2015.

In early 2015, we increased our origination volume of RICs to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk appropriate annual percentage rate at the time of origination. Origination volume of RICs with less than four trade lines and less than 36 months of credit history was $3.8 billion and $2.2 billion for the years ended December 31, 2015 and 2014, respectively. Remaining unpaid principal balance of these loans was $4.8 billion and $3.2 billion as of December 31, 2015 and 2014, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of RICs with limited bureau information and, accordingly, as of December 31, 2015, we recorded a qualitative adjustment of $158 million, increasing the allowance ratio on individually acquired retail installment contracts by 0.6% of unpaid principal balance. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these RICs in comparison to RICs with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of the 2015 vintages over a subsequent twelve month forecast horizon. Under assumed scenarios if losses from such 2015 vintages were to increase by 10% and 20%, the allowance for credit losses would increase by approximately $130 million and $261 million, respectively.

	December 31, 2015		December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)		Retail installment contracts and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICOs(1)	6.0%	64.5%	4.9%	52.8%
<600	61.3%	21.3%	56.6%	25.5%
600-639	19.5%	6.7%	19.5%	9.4%
640-679	13.2%	7.5%	19.0%	12.3%
Total	100.0%	100.0%	100.0%	100.0%
(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs loans include $905.7 million and $45.4 million of LHFS at December 31, 2015 and December 31, 2014, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2015, a typical RIC was originated with an average annual percentage rate (APR) of 16.9% and was purchased from the dealer at a discount of 2.5%. All of the Company's RICs and auto loans are fixed rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an allowance for loan and lease losses to cover its estimate of inherent losses on its RIC incurred as of the balance sheet date on its RICs. As of September 30, 2015, SC's personal unsecured portfolio was transferred to held for sale and thus does not have a related allowance. The inclusion of SC's nonprime loans within the Company's loan portfolio effective upon the Change in Control in 2014, among other things, resulted in an increase in the allowance for loan and lease losses as a percentage of loans held for investment from 2.3% at December 31, 2014 to 3.9% at December 31, 2015.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. In connection with this review, on October 9, 2015, SC delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, it completed the sale of substantially all of our LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015.

The other significant personal lending relationship is with Bluestem. Management continues to perform in accordance with the terms and operative provisions of the agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our consolidated financial statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio.

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

The Credit Risk Review group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the nature of the collateral, collateral margin, economic conditions, or other factors. Loan credit quality is subject to scrutiny by line management, credit risk professionals, and Internal Audit.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk. Additional credit risk management related considerations are discussed further in the "Allowance for Loan and Lease Losses" section of this MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to commercial and industrial customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified loan-to-value ("LTV") ratios and often by a guarantee of the borrower.

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries are mitigated. At December 31, 2015 and 2014, 22.3% and 20.1%, respectively, of the commercial loan portfolio, excluding multifamily, was unsecured.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined loan-to-value ("CLTV") ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of FHLMC or FNMA. Credit risk is further reduced, since a portion of the Company’s fixed-rate mortgage loan production is sold to investors in the secondary market without recourse.

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate include acquired RIC from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks as well as acquired consumer marine and RV and credit card loans. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles.

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts generally begin within 15 days after a loan payment is missed by attempting to contact all borrowers and offer a variety of loss mitigation alternatives. If these attempts fail, the Company will attempt to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all money owed to the Company. The Company monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly management Credit Risk Review Committee meetings and at the Company's and the Bank's Board of Directors' meetings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$113,178	$167,780	$250,073	$291,236	$459,692
Commercial and industrial loans and other commercial	88,910	58,794	100,894	122,111	213,617
Multifamily	9,162	9,639	21,371	58,587	126,738
Total commercial loans	211,250	236,213	372,338	471,934	800,047
Consumer:
Residential mortgages	173,780	231,316	473,566	511,382	438,461
Consumer loans secured by real estate	127,171	142,026	141,961	170,486	108,075
Consumer loans not secured by real estate	1,127,849	986,954	10,544	18,874	12,883
Total consumer loans	1,428,800	1,360,296	626,071	700,742	559,419

Total non-accrual loans	1,640,050	1,596,509	998,409	1,172,676	1,359,466

Other real estate owned	38,959	65,051	88,603	65,962	103,026
Repossessed vehicles	172,375	136,136	—	—	—
Other repossessed assets	374	11,375	3,073	3,301	5,671
Total other real estate owned and other repossessed assets	211,708	212,562	91,676	69,263	108,697
Total non-performing assets	$1,851,862	$1,809,071	$1,090,085	$1,241,939	$1,468,163

Past due 90 days or more as to interest or principal and accruing interest	$79,346	$93,152	$2,545	$3,052	$4,908
Annualized net loan charge-offs to average loans (2)	3.3%	2.2%	0.4%	1.0%	1.9%
Non-performing assets as a percentage of total assets	1.5%	1.5%	1.4%	1.5%	1.8%
NPLs as a percentage of total loans	2.0%	2.1%	2.0%	2.2%	2.6%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.2%	1.4%	2.2%	2.3%	2.8%
ACL as a percentage of total non-performing assets (1)	181.0%	104.1%	96.7%	98.5%	91.3%
ACL as a percentage of total NPLs (1)	204.3%	118.0%	105.6%	104.3%	98.6%

(1)	The ACL is comprised of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year ended December 31, 2015.

No commercial loans were 90 days or more past due and still accruing interest as of December 31, 2015. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $57.1 million and $71.8 million at December 31, 2015 and December 31, 2014, respectively. Potential problem consumer loans amounted to $3.6 billion and $3.4 billion at December 31, 2015 and December 31, 2014, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period, to $1.9 billion, or 1.5% of total assets, at December 31, 2015, compared to $1.8 billion, or 1.5% of total assets, at December 31, 2014, primarily attributable to an increase in NPLs in the retail installment contract and auto loan portfolio, offset by decreases in the commercial loans and consumer loans secured by real estate portfolios.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Non-performing assets consist of non-performing loans and leases ("NPLs"), which represent loans and leases no longer accruing interest, other real estate owned ("OREO") properties, and other repossessed assets. When interest accruals are suspended, accrued interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the RIC portfolio, non-performing status will begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

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

Commercial

Commercial NPLs decreased $25.0 million from December 31, 2014 to December 31, 2015. At December 31, 2015, commercial NPLs accounted for 0.5% of total commercial loans, compared to 0.6% of total commercial loans at December 31, 2014. The decrease in commercial NPLs was primarily attributable to a decrease of NPLs in the CRE portfolio of $54.6 million, due to continued improvement in credit quality, and offset by an increase of $30.1 million in the C&I portfolio, due to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$173,780	$127,171	$231,316	$142,026
Total loans	$6,467,755	$6,146,913	$6,969,309	$6,206,980
NPLs as a percentage of total loans	2.7%	2.1%	3.3%	2.3%
NPLs in foreclosure status	43.3%	23.5%	38.9%	13.7%

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

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of December 31, 2015, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015	December 31, 2014

New Jersey	17.2%	29.9%
New York	27.4%	18.1%
Pennsylvania	22.3%	13.0%
Massachusetts	10.6%	11.7%
All other states	22.5%	27.3%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 83.9% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 50.7% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position. The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At December 31, 2015 and December 31, 2014, the residential mortgage portfolio included the following Alt-A loans:

	December 31, 2015	December 31, 2014
	(dollars in thousands)

Alt-A loans	$531,824	$637,327
Alt-A loans as a percentage of the residential mortgage portfolio(1)	8.2%	9.1%
Alt-A loans in NPL status	$46,426	$67,668
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	26.7%	29.3%

(1) Includes residential mortgage HFS

The performance of the Alt-A segment has remained poor, averaging an 8.7% NPL ratio in 2015. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.9% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 26.7% at December 31, 2015. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

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

NPLs in the consumer loans not secured by real estate portfolio increased $140.9 million from December 31, 2014 to December 31, 2015. At December 31, 2015, non-performing consumer loans not secured by real estate accounted for 3.8% of total consumer loans not secured by real estate, compared to 3.7% of total consumer loans not secured by real estate at December 31, 2014. The increase was primarily attributable to the increase in NPLs in the RIC and auto loan portfolio of $144.7 million. This NPL increase is due to the rise of nonprime loans, as a percentage of the portfolio, which have a higher default rate than prime loans.

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

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments following modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. For the RIC portfolio, loans may return to accrual status when the balance is remediated to current status. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	December 31, 2015	December 31, 2014
		(As Restated)
	(in thousands)
Performing
Commercial	$128,073	$186,686
Residential mortgage	134,356	83,597
Retail installment contracts and auto loan	3,454,861	1,697,038
Other consumer	90,461	74,652
Total performing	3,807,751	2,041,973
Non-performing
Commercial	66,051	74,308
Residential mortgage	66,573	70,624
Retail installment contracts and auto loan	422,799	146,929
Other consumer	48,073	51,672
Total non-performing	603,496	343,533
Total	$4,411,247	$2,385,506

Performing TDRs totaled $3.8 billion at December 31, 2015, an increase of $1.8 billion compared to December 31, 2014. Non-performing TDRs totaled $603.5 million at December 31, 2015, an increase of $260.0 million compared to December 31, 2014. The following table provides a summary of TDR activity:

	Year Ended December 31, 2015		Year Ended December 31, 2014
			(As Restated)
	Retail installment contracts and auto loan	All other loans(1,2)	Retail installment contracts and auto loan	All other loans(1,2)
	(in thousands)
TDRs, beginning of period(1)	$1,843,967	$524,943	$—	$1,003,643
New TDRs	4,183,205	177,477	2,022,143	155,542
Charged-Off TDRs	(1,095,914)	(9,195)	(107,705)	(44,987)
Sold TDRs	(606,009)	(7,691)	(930)	(440,673)
Payments on TDRs	(447,589)	(151,947)	(69,542)	(148,685)
TDRs, end of period(2)	$3,877,660	$533,587	$1,843,966	$524,840

(1) Excludes $16.7 million and zero dollars of SC personal unsecured loans at December 31, 2014 and 2013, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $12.9 million and $16.7 million of SC personal unsecured loans at December 31, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Performing commercial TDRs decreased from $186.7 million, or 71.5% of total commercial TDRs at December 31, 2014 to $128.1 million, or 66.0% of total commercial TDRs at December 31, 2015. The decrease is primarily attributable to improving credit quality and performance among commercial borrowers in 2015, including payments on TDRs of $114.4 million exceeding new TDRs of $44.2 million.

Residential Mortgages

Performing residential mortgage TDRs increased from $83.6 million, or 54.2% of total residential mortgage TDRs at December 31, 2014 to $134.4 million, or 66.9% of total residential TDRs at December 31, 2015. The increase is primarily attributable to the Company receiving refreshed chapter 7 bankruptcy data related to the residential mortgage portfolio, which added $41.4 million to the TDR portfolio in 2015.

RIC

RICs were a new portfolio for the Company in 2014 as a result of the Change in Control. The RIC and auto loan portfolio is primarily comprised of nonprime loans (69.0% at December 31, 2015) which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 8.2% of the Company’s total RIC and auto loan portfolio at December 31, 2014 and 15.1% at December 31, 2015. Loan portfolios acquired as part of a business combination like the Change in Control cannot be designated as TDRs under U.S. GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control runoff.

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

The Company evaluates the results of its deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred compared to the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, the Company believes that payment deferrals granted according to its policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the allowance for loan and lease losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan and lease losses and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan and lease losses and related provision for loan and lease losses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consumer Loans

Performing other consumer loan TDRs increased from $74.7 million, or 59.1% of total other consumer loan TDRs at December 31, 2014 to $90.5 million, or 65.3% of total other consumer loan TDRs at December 31, 2015. The increase is primarily attributable to the home equity loans and lines of credit portfolio, including new TDRs of $31.8 million exceeding payments and charge-offs of $16.6 million. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

Delinquencies

For the years ended December 31, 2015 and 2014, the Company's delinquencies consisted of the following:

	December 31, 2015				December 31, 2014
					(As Restated)
	Consumer Loans Secured by Real Estate	Consumer Loans Not Secured by Real Estate	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Consumer Loans Not Secured by Real Estate	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$390,714	$3,904,809	$159,501	$4,455,024	$488,911	$3,589,648	$175,459	$4,254,018
Total Loans(1)	$12,614,668	$29,350,173	$40,709,731	$82,674,572	$13,176,289	$26,467,316	$36,640,761	$76,284,366
Delinquencies as a % of Loans	3.1%	13.3%	0.4%	5.4%	3.7%	13.6%	0.5%	5.6%
(1) Includes LHFS

Overall, total delinquencies have increased by $201.0 million or 4.7% from December 31, 2014 to December 31, 2015. Consumer loans secured by real estate delinquencies have decreased $98.2 million primarily due to improvements in credit quality in the residential mortgage portfolio. Consumer loans not secured by real estate delinquencies have increased $315.2 million primarily due to the increase in nonprime accounts in the RIC and auto loan portfolio. Commercial delinquencies have decreased $16.0 million primarily due to overall improvements in credit quality.

ALLOWANCE FOR CREDIT LOSSES ("ACL")

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as Fair Isaac Corporation (“FICO”) and combined loan-to-value (“CLTV”), internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the allocation of the allowance for loan and lease losses and the percentage of each loan type to total loans held for investment at the dates indicated:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
			(As Restated)
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$433,514	51.2%	$386,837	48.2%	$443,074	64.4%	$580,931	62.8%	$766,865	58.2%
Consumer loans	2,724,917	48.8%	1,330,782	51.8%	363,647	35.6%	407,259	37.2%	292,816	41.8%
Unallocated allowance	45,328	n/a	33,024	n/a	27,616	n/a	25,279	n/a	23,811	n/a
Total allowance for loan and lease losses	3,203,759	100.0%	1,750,643	100.0%	834,337	100.0%	1,013,469	100.0%	1,083,492	100.0%
Reserve for unfunded lending commitments	147,397		132,641		220,000		210,000		256,485
Total ACL	$3,351,156		$1,883,284		$1,054,337		$1,223,469		$1,339,977

General

The ACL increased $1.5 billion from December 31, 2014 to December 31, 2015. The increase in the overall ACL was primarily attributable to SC's personal unsecured loan portfolios being reclassified as held-for-sale, as well as the lower of cost or fair value adjustments on certain RICs and auto loans. This is also the primary driver behind the increase in the ACL attributed to consumer loans. The increase in the allowance for loan and lease losses allocated to commercial loans was, in part, attributed to additional reserves recorded on the Company's energy portfolio citing current economic conditions impacting this sector.

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

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Company’s credit officers. The Company’s Credit Risk Review Committee assesses whether the Company’s Credit Risk Review Framework and, risk management guidelines established by the Company’s Board and applicable laws and regulations are being followed, and reports key findings and relevant information to the Board. The Company’s Credit Risk Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired commercial loans are comprised of all TDRs plus non-accrual loans in excess of $1 million that are not TDRs. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company performs a specific reserve analysis on certain loans regardless of loan size. If a loan is identified as impaired and is collateral-dependent, an initial appraisal is obtained to provide a baseline to determine the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of the asset, obsolescence, etc.), an appraisal is obtained more frequently. At a minimum, updated appraisals for impaired loans are obtained within a 12-month period if the loan remains outstanding for that period of time.

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a discounted cash flow methodology.

When the Company determines that the value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted. Charge-offs are recorded on a monthly basis, and partially charged-off loans continue to be evaluated on at least a quarterly basis, with additional charge-offs or loan and lease loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

The portion of the allowance for loan and lease losses related to the commercial portfolio was $433.5 million at December 31, 2015 (1.1% of commercial loans held for investment)and $386.8 million at December 31, 2014 (1.1% of commercial loans held for investment). The primary factor resulting in the consistency of the allowance for loan and lease losses coverage is the result of continued improvement of credit quality in the portfolio, as evidenced by the decrease in delinquencies, non-accruals, and TDRs. The ACL allocated to the commercial portfolio increased, in part, due to current economic environment impacting our commercial customers in the energy sector. Management recorded additional reserves in relation to this portfolio during 2015.

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency LTV ratios, and internal and external credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential mortgages not adequately secured by collateral are generally charged-off when deemed to be uncollectible or are delinquent 180 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate.

For residential mortgage loans, loss severity assumptions are incorporated into the loan and lease loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan and lease losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted. As of December 31, 2015, the Company had $561.8 million and $5.4 billion of consumer home equity loans and lines of credit, which included $240.6 million and $2.9 billion, or 42.8% and 53.0%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 57.0% and 69.4%, respectively, as of December 31, 2015.

A home equity loan or line of credit not adequately secured by collateral is treated similarly to how residential mortgages are treated. A home equity loan or line of credit also incorporate loss severity assumptions into the loan and lease loss reserve model following the same methodology as residential mortgage loans. To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its allowance for loan and lease losses for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.7% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 0.8% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to January 1, 2019 is approximately 2.7% and not considered significant. The Company's home equity lines of credit originated prior to 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 15 years, along with amortizing repayment periods of up to 15 years. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including FICO credit scoring model score and LTV ratio. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For RIC and personal unsecured loans at SC, the Company estimates the allowance for loan and lease losses at a level considered adequate to cover probable credit losses inherent in the portfolio. RICs and personal unsecured loans are considered separately in assessing the required allowance for loan and lease losses using product-specific allowance methodologies applied on pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts timing of unit losses and the loan balances at time of default. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

The Company considers changes in the used vehicle index when forecasting recovery rates to apply to the gross losses forecasted by the vintage model. Its models do not include other macro-economic factors. Instead, the allowance for loan and lease loss process considers factors such as unemployment rates and bankruptcy trends as potential qualitative overlays. Management reviews idiosyncratic and systemic risks facing the business. This qualitative overlay framework enables the allowance for loan and lease loss process to arrive at a provision that reflects all relevant information, including both quantitative model outputs and qualitative overlays.

For the personal unsecured loan portfolio at SC, as of December 31, 2015, there was no allowance associated with the portfolio as the portfolio was transferred to held for sale in the third quarter of 2015. In previous periods, including December 31, 2014, the Company employed product specific models in determining the required allowance for loan and lease losses. For the fixed rate installment loan portfolio, a vintage modeling approach was employed in which the models predicted the timing of losses and the loan balance at the time of default. As these were unsecured loans, the total loss was the loan balance at the time of default. For revolving loans, the model stratified the portfolio based on delinquency categories and age of account. Loss rates were derived from historical experience to determine the expected portfolio losses over the next 12 months.

The allowance for consumer loans was $2.7 billion and $1.3 billion at December 31, 2015 and December 31, 2014, respectively. The allowance as a percentage of held for investment consumer loans was 7.0% at December 31, 2015 and 3.4% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to SC's personal unsecured loan portfolios being reclassified as held-for-sale, as well as the lower of cost or fair value adjustments on certain RICs and auto loans, which were reflected as charge-offs of $451.0 million for the year ended December 31, 2015.

During the third quarter of 2015, SC determined that it no longer intended to hold its personal unsecured lending assets for investment. As a result, approximately $1.9 billion of personal unsecured loans were transferred to held-for-sale, net of a lower of cost or fair value adjustment of $377.6 million. For the year ended December 31, 2015, the lower of cost or fair value adjustments associated with RIC and auto loan sales was $73.4 million.

When adjusting for these lower of cost or fair value adjustments, SC's consumer loan net charge-off rate did not change materially year-over-year. Future loan originations and purchases under SC's personal lending platform will also be classified as held-for-sale. Future lower of cost or fair value adjustments could impact the reported charge-off ratio; otherwise, the Company does not expect significant movements in its charge-off ratios.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current allowance for loan and lease losses is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan and lease losses was $45.3 million at December 31, 2015 and $33.0 million at December 31, 2014.

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

The reserve for unfunded lending commitments increased from $132.6 million at December 31, 2014 to $147.4 million at December 31, 2015. This increase was due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in the Company's commercial lending business. As a result of these shifts, the net impact of the decrease in the reserve for unfunded lending commitments to the overall ACL is immaterial.

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

Total investment securities available-for-sale increased $5.0 billion to $20.9 billion at December 31, 2015, compared to $15.9 billion at December 31, 2014. During 2015, the composition of the Company's investment portfolio changed by decreases in ABS, corporate, and municipal securities which were offset by increases in High Quality Liquid Assets ("HQLA") such as U.S. Treasuries and MBS. HQLA are low risk assets that can easily and immediately be converted into cash at little or no loss of value such as cash or investment securities guaranteed by a sovereign entity. This increase was primarily driven by activity within the MBS portfolio, offset by activity within the state and municipal portfolio. MBS increased by $6.2 billion primarily due to $8.3 billion of investment purchases, offset by sales and maturities of $0.7 billion and normal principal amortization during 2015. The state and municipal portfolio decreased by $1.1 billion primarily due to sales and maturities of $1.0 billion. During 2015, the Company began implementing a strategy to improve the Company's liquidity by selling non-high-quality liquid assets and reinvesting the funds into HQLA. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Consolidated Financial Statements.

Total gross unrealized losses increased $33.2 million during 2015, primarily due to increases in interest rates. The majority of the increases in unrealized losses during the year were in the MBS portfolios and U.S. Treasury securities. The unrealized losses within the MBS portfolios increased by $28.1 million, and the unrealized losses within the U.S. Treasury securities increased by $5.6 million. Refer to Note 4 in the Notes to the Consolidated Financial Statements for additional details.

There were no trading securities held at December 31, 2015, compared to $833.9 million at December 31, 2014.

Other investments, which consists of FHLB stock and FRB stock, increased from $817.0 million at December 31, 2014 to $1.0 billion at December 31, 2015 primarily due to purchases of FHLB and FRB stock, partially offset by the FHLB's repurchase of its stock and adoption of ASU 2014-01 which resulted in the re-classification of $26.4 million in LIHTC investments into Other investments.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at December 31, 2015 was approximately 3.94 years, compared to 4.11 years at December 31, 2014. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2015 was approximately 2.95 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

	Year Ended December 31,
	2015	2014
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$8,197,496	$4,280,301
FNMA, and FHLMC securities	8,630,503	4,877,787
State and municipal securities	767,880	1,823,462
Other securities (1)	3,255,616	4,926,528
Total investment securities available-for-sale	20,851,495	15,908,078
Other investments	1,024,259	816,991
Total investment portfolio	$21,875,754	$16,725,069

(1) Other securities primarily include corporate debt securities and ABS.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's Stockholder's equity that were held by the Company at December 31, 2015:

	At December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,181,555	$4,105,847
FHLMC	4,582,419	4,513,446
GNMA (1)	5,032,801	5,002,800
GOVT - Treasuries	3,192,411	3,188,388
Total	$16,989,186	$16,810,481

(1) Includes U.S government agency MBS.

GOODWILL

As described in the Company's Critical Accounting Policies section of Management's Discussion and Analysis, the Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for impairment of goodwill. At December 31, 2015, goodwill totaled $4.4 billion and represented 3.5% of total assets and 22.7% of total stockholder's equity. The following table shows goodwill by reportable segments at December 31, 2015:

	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	SC	Total
	(in thousands)
Goodwill at December 31, 2015	$1,550,321	$445,923	$1,297,055	$131,130	$1,019,960	$4,444,389

During the second quarter of 2015, the Company determined that the expiration of the direct lease origination agreement with SC constituted a potential impairment indicator in the Auto Finance & Business Banking reporting unit. As a result, the Company conducted a Step 1 interim impairment test on the Auto Finance & Business Banking reporting unit as of April 1, 2015. The Company conducted the interim impairment test in the same manner as its annual impairment test with key inputs and assumptions being updated as of the interim testing date. The results of the interim impairment test validated that the fair value exceeded the carrying value for the Auto Finance & Business Banking reporting unit by over 25%. Based on these results, the Company did not consider the goodwill assigned to the Auto Finance & Business Banking reporting unit to be impaired or at risk for impairment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of October 1, 2015, the Company conducted its annual goodwill impairment test using the generally accepted valuation methods discussed in the Company's Critical Accounting Policies section of Management's Discussion and Analysis. After conducting a fair valuation analysis of each reporting unit as of the annual testing date, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis.

For the Retail Banking reporting unit's fair valuation analysis, an equal weighting of the market approach ("market approach") and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that was determined to be comparable. The projected tangible book value (TBV) of 1.5x was selected based on publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 9.5% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Retail Banking reporting unit by 21.3%, indicating the Retail Banking reporting unit was not considered to be impaired or at risk for impairment.

For the Auto Finance & Business Banking reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that was determined to be comparable. The projected TBV of 1.5x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 12.9% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0%were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Auto Finance & Business Banking reporting unit by 34.2%, indicating the Auto Finance & Business Banking reporting unit was not considered to be impaired or at risk for impairment.

For the Commercial Real Estate reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that was determined to be comparable. The projected TBV of 1.5x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 10.7% which is most representative of the business' cost of equity at the time of the analysis. Long-term growth rates 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Real Estate reporting unit by 33.1% indicating the Commercial Real Estate reporting unit was not considered to be impaired or at risk for impairment.

For the Corporate and Commercial Banking reporting unit's fair valuation analysis, an equal weighting of the market and income approach. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that was determined to be comparable. The projected TBV of 1.5x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 11.0% which is most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Corporate and Commercial Banking reporting unit by 45.3%, indicating the Corporate and Commercial Banking reporting unit was not considered to be impaired or at risk for impairment.

For the GCB reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that was determined to be comparable. The projected TBV of 1.4x was selected based on the selected publicly traded peers of the reporting unit and was equally considered with the projected earnings multiples of 10.0x, 9.0x, and 8.0x which were applied to the reporting unit's 2015, 2016 and 2017 earnings. For the income approach, the Company selected a discount rate of 11.6% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the GCB reporting unit by 94.9%, indicating the GCB reporting unit was not considered to be impaired or at risk for impairment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the SC reporting unit's fair valuation analysis, an equal weighting of the market approach, the market capitalization approach and the income approach was applied. For the market capitalization approach, SC's stock price from October 1, 2015 of $21.80 was used and a 35.0% control premium was used based on the Company's review of transactions observable in the market place that was determined to be comparable. For the market approach, the projected TBV of 1.8x was selected based on the selected publicly traded peers of the reporting unit and was equally considered with the projected earnings multiple of 8.3x which was applied to reporting unit's 2015 earnings. For the income approach, the Company selected a discount rate of 9.9% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the SC reporting unit by 11.7%, indicating the SC reporting unit was not considered to be impaired. By the time the annual impairment analysis was finalized, the share price of SC had declined from the $21.80 used in the annual impairment analysis. The Company continued to evaluate the decline of the stock price from the time the annual impairment test was complete through the end of the fourth quarter.

At December 31, 2015, given the decline in SC's stock price between the 2015 annual goodwill impairment analysis and year-end, the Company concluded that the fair value of the SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company conducted an interim impairment analysis for possible goodwill impairment of the SC reporting unit's goodwill as of December 31, 2015. For the Step 1 analysis, the Company utilized the market capitalization approach to determine the fair valuation of the reporting unit. The Company used SC's stock price of $15.85, which was the stock's price as of interim testing date. The Company utilized a 35.0% control premium based on the Company's review of transactions observable in the market place that was determined to be comparable.

Based on the Company's interim Step 1 analysis, the Company concluded that the carrying amount of the SC reporting unit's goodwill exceeded the fair value. As a result, the Company moved onto a Step 2 analysis. For Step 2, the Company compared the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill that is recognized in a business combination, which is the excess of the fair value of the reporting unit determined in Step 1 over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. Considerable judgment is involved in the determination of the fair value of assets and liabilities of the reporting unit, and as such, directly impact the fair value of the reporting unit calculation which is part of the Step 2 analysis. The most significant estimates related to the fair valuation of the loans and intangible assets.

Based on the Company's interim Step 1 and Step 2 analyses, the Company concluded that goodwill related to the SC reporting unit was impaired at December 31, 2015. The Company recorded an impairment of goodwill of $4.4 billion. At December 31, 2015 the Company has $1.0 billion of goodwill allocated to the SC reporting unit. Also, as a result of the Company's interim Step 1 and Step 2 analyses, the Company concluded an indefinite-lived intangible asset trade name was impaired. As a result, the Company booked an impairment of $11.7 million. At the time the interim impairment test was complete, the share price of SC had declined from $15.85 used in the interim impairment analysis. The Company is currently evaluating the goodwill of the SC reporting unit for potential impairment for the first quarter of 2016.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $942.4 million at December 31, 2015, compared to $854.7 million at December 31, 2014. The increase in total premises and equipment was primarily due to computer software implementations, purchases of furniture, office equipment and ATMs as well as leasehold improvements in both corporate and retail. In 2014, certain changes to the Company’s IT strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $97.5 million for the year ended December 31, 2014. See Note 7 for details on premises and equipment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $0.3 billion at December 31, 2015 and $1.2 billion at December 31, 2014. The $842.8 million decrease for the year ended December 31, 2015 was primarily due to a $982.9 million decrease in the deferred tax liability related to the Company's investment in SC as a result of the goodwill impairment, partially offset by a $580.2 million increase in the deferred tax liability related to accelerated tax deprecation on leasing transactions. Other activity driving the reduction in the deferred tax liability included a $293.6 million increase in deferred tax assets related to net operating loss carryforwards and tax credits, a $167.5 million decrease in deferred tax liabilities related to purchase accounting adjustments for SC, and a net $21.0 million increase in the net deferred tax asset from other temporary differences.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of December 31, 2015.

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for years 2003 through 2005 to be refunded to the Company. On March 11, 2016, the IRS filed a notice of appeal. The appeal will be heard in the First Circuit.

In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. ("BNY Mellon") and BB&T Corp. ("BB&T") in favor of the IRS. BNY Mellon and BB&T each appealed. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T's appeal by affirming the trial court's decision to disallow BB&T's foreign tax credits and to allow penalties, but reversing the trial court and allowed BB&T's entitlement to interest deductions. On September 9, 2015, the Court of Appeals for the Second Circuit upheld the trial court's decision in BNY Mellon's case, allowing BNY Mellon to claim interest deductions, but disallowing BNY Mellon's claimed foreign tax credits. On September 29, 2015, BB&T filed a petition requesting the U.S. Supreme Court to hear its appeal of the Federal Circuit Court’s decision. BNY Mellon filed a petition requesting the U.S. Supreme Court hear its appeal of the Second Circuit’s decision on November 3, 2015. On March 7, 2016, the U.S. Supreme Court denied BB&T's and BNY Mellon's petitions.

While the Company remains confident in the legal merits of its position, the Company increased its reserve position as of December 31, 2015 by $104.2 million, and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

OTHER ASSETS

Other assets at December 31, 2015 were $1.8 billion, compared to $2.8 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables and miscellaneous assets and receivables, offset by an increase in other repossessed assets.

Income tax receivables decreased $328.5 million, primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $730.8 million primarily due to investment trades unsettled at the end of 2014 that cleared subsequent to December 31, 2014. These unsettled trades were primarily related to $580.7 million in sales of trading securities liquidated in the first quarter of 2015.

The decreases above were offset by an increase in other repossessed assets of $67.3 million between December 31, 2014 and December 31, 2015, primarily due to an increase in the average balance of the auto portfolio, maturities associated with the lease portfolio and the reclassification during 2015 of $31.7M of vehicle inventory previously included within miscellaneous other assets to other repossessed assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS AND OTHER CUSTOMER ACCOUNTS

The Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, such as certificates of deposit ("CDs") and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

Total deposits and other customer accounts increased $3.6 billion from December 31, 2014 to December 31, 2015. The increase in deposits was primarily due to increases in money market accounts, CDs and noninterest-bearing accounts, offset by a decrease in interest-bearing accounts. The increase in deposits was primarily comprised of increases in money market accounts of $2.8 billion, or 13.1% and CDs of $1.2 billion, or 16.4% due mainly to continuing better economic conditions encouraging movement from certain interest-bearing investments to money market accounts and CDs.

Interest-bearing deposit accounts decreased $610.4 million, or 5.6%, primarily due to the shift in deposits to money market accounts. The Company continues to focus its efforts on attracting and increasing lower-cost deposits, however, the cost of deposits increased from 0.49% for the fourth quarter of 2014 to 0.60% for the fourth quarter of 2015.

Demand deposit overdrafts that have been reclassified as loan balances were $25.2 million and $51.3 million at December 31, 2015 and December 31, 2014, respectively. Time deposits of $250,000 or more totaled $1.5 billion and $993.4 million at December 31, 2015 and December 31, 2014, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its retail installment contracts and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2015 were $49.1 billion, compared to $39.7 billion at December 31, 2014. Total borrowings increased $9.4 billion, primarily due to $3.1 billion of new debt issued by the Bank and the Holding Company, an increase of $4.4 billion in FHLB Advances, and net $2.5 billion of SC securitization activity, offset by maturing debt of $0.6 billion. See further detail on borrowings activity in Note 12 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of the Company:

	Year Ended December 31,
	2015	2014
	(in thousands)
SHUSA borrowings and other debt obligations
SHUSA senior notes:
Balance	$3,061,157	$1,570,531
Weighted average interest rate at year-end	3.89%	3.86%
Maximum amount outstanding at any month-end during the year	$3,668,312	$1,570,531
Average amount outstanding during the year	$2,619,067	$1,568,763
Weighted average interest rate during the year	3.74%	3.86%
SHUSA subordinated notes: (1)
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$756,996
Average amount outstanding during the year	$0	$105,758
Weighted average interest rate during the year	—%	—%
Junior subordinated debentures to capital trusts:
Balance	$233,819	$233,766
Weighted average interest rate at year-end	4.13%	4.04%
Maximum amount outstanding at any month-end during the year	$233,819	$259,071
Average amount outstanding during the year	$233,792	$237,768
Weighted average interest rate during the year	4.10%	4.08%

(1) On February 21, 2014, the subordinated note, with a value of $750.0 million, was converted to 3.0 million shares of SHUSA common stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of the Bank:

	Year Ended December 31,
	2015	2014
	(in thousands)
Bank borrowings and other debt obligations
REIT preferred:
Balance	$154,930	$153,417
Weighted average interest rate at year-end	13.66%	13.64%
Maximum amount outstanding at any month-end during the year	$154,930	$153,417
Average amount outstanding during the year	$154,155	$152,618
Weighted average interest rate during the year	13.59%	13.70%
Bank senior notes:
Balance	$995,796	$—
Weighted average interest rate at year-end	2.01%	—%
Maximum amount outstanding at any month-end during the year	$997,808	$—
Average amount outstanding during the year	$966,584	$—
Weighted average interest rate during the year	2.01%	—%
Bank subordinated notes:
Balance	$498,175	$497,530
Weighted average interest rate at year-end	8.92%	8.92%
Maximum amount outstanding at any month-end during the year	$498,175	$497,530
Average amount outstanding during the year	$497,830	$497,214
Weighted average interest rate during the year	8.92%	8.92%
Term loans:
Balance	$161,243	$170,608
Weighted average interest rate at year-end	6.48%	6.33%
Maximum amount outstanding at any month-end during the year	$170,724	$178,556
Average amount outstanding during the year	$163,979	$172,967
Weighted average interest rate during the year	6.09%	6.12%
Securities sold under repurchase agreements:
Balance	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$—	$—
Average amount outstanding during the year	$2,877	$—
Weighted average interest rate during the year	0.32%	—%
Federal funds purchased:
Balance	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$100,000	$—
Average amount outstanding during the year	$11,658	$1,014
Weighted average interest rate during the year	0.16%	0.14%
FHLB advances:
Balance	$13,885,000	$9,455,000
Weighted average interest rate at year-end	1.40%	2.06%
Maximum amount outstanding at any month-end during the year	$13,885,000	$9,593,309
Average amount outstanding during the year	$10,208,082	$7,675,404
Weighted average interest rate during the year	1.78%	3.42%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of SC:

	Year Ended December 31,
	2015	2014
	(in thousands)
SC borrowings and other debt obligations(1)
Revolving credit facilities:
Balance	$9,202,779	$9,792,327
Weighted average interest rate at year-end	1.81%	1.68%
Maximum amount outstanding at any month-end during the year	$11,413,550	$9,792,327
Average amount outstanding during the year	$10,116,963	$8,654,771
Weighted average interest rate during the year	2.2%	2.01%
Public securitizations:
Balance	$12,679,987	$11,523,729
Weighted average interest rate range at year-end	0.89% - 2.29%	0.89% - 2.80%
Maximum amount outstanding at any month-end during the year	$13,619,087	$12,234,892
Average amount outstanding during the year	$12,896,163	$11,831,759
Weighted average interest rate during the year	1.82%	1.58%
Privately issued amortizing notes:
Balance	$8,213,217	$6,282,474
Weighted average interest rate range at year-end	0.88% - 2.81%	1.05% - 1.85%
Maximum amount outstanding at any month-end during the year	$8,213,217	$6,347,487
Average amount outstanding during the year	$6,960,713	$5,860,952
Weighted average interest rate during the year	1.48%	1.29%

(1) Balances as of December 31, 2013 are not presented due to SC being accounted for as an equity method investment at that date.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	December 31, 2015	December 31, 2014
	(in thousands)
Accrued interest	$126,771	$85,582
Accrued federal/foreign/state tax credits	189,684	68,325
Deposits payable	105,530	125,365
Expense accruals	510,082	387,392
Payroll/tax benefits payable	351,900	275,607
Accounts payable	154,400	789,402
Miscellaneous payable	415,329	170,605
Total accrued expenses	$1,853,696	$1,902,278

Accrued expenses decreased $48.6 million, or 2.6%, from 2014 to 2015. The decrease in accrued expenses was primarily due to the decrease in accounts payable of $635.0 million. The decrease was related to investment purchases that were in the process of settling at December 31, 2014. Also contributing to the decrease was the release of FNMA recourse reserves during 2015. The release was attributable to the $1.4 billion re-purchase of multifamily mortgages during the third quarter of 2015 from FNMA. This was offset by increases in miscellaneous payables of $244.7 million due to the Separation Agreement executed in connection with the departure of Thomas Dundon as Chief Executive Officer of SC (the “Separation Agreement”) as discussed in Note 1 to these Consolidated Financial Statements and expense accruals of $122.7 million related to workflow accruals. In addition there was an increase in accrued tax credits of $121.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Liabilities

	December 31, 2015	December 31, 2014
	(in thousands)
Total derivative activity	$227,662	$353,882
Official checks and money orders in process	105,102	77,433
Deferred gains/credits	32,661	109,808
Reserve for unfunded commitments	147,395	132,641
Total other liabilities	$512,820	$673,764

Other liabilities decreased $160.9 million, or 23.9%, from 2014 to 2015. The decrease in other liabilities was primarily related to the decrease in liabilities associated with derivative activity of $126.2 million due to fluctuations in the mark-to-market valuations in trading derivative accounts. This was offset by an increase in official checks and money orders in process at year-end of $27.7 million.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 8 and Note 20 to the Consolidated Financial Statements, and Liquidity and Capital Resources section of the MD&A.

PREFERRED STOCK

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. This is because perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the Company's common stock. The perpetual preferred stock is redeemable at par. As of December 31, 2015, no preferred stock had been redeemed.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through retention of quarterly earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2015 and December 31, 2014, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the Holding Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. There were no dividends declared or paid in 2015 or 2014. The Bank returned capital of $0.0 million and $128.0 million to SHUSA in 2015 and 2014, respectively.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2015:

	BANK

	December 31, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.81%	6.50%	4.50%
Tier 1 capital ratio	13.81%	8.00%	6.00%
Total capital ratio	15.09%	10.00%	8.00%
Leverage ratio	11.46%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III phasing-in basis.

	SHUSA

	December 31, 2015	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	11.95%	6.50%	4.50%
Tier 1 capital ratio	13.51%	8.00%	6.00%
Total capital ratio	15.33%	10.00%	8.00%
Leverage ratio	11.57%	5.00%	4.00%

(2) As defined by FRB regulations. Presentation under a Basel III phasing-in basis.

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. The Bank's Asset/Liability Committee reviews and approves the Company's liquidity policy and guidelines on a regular basis. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

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

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank (the "FRB") of Boston and the Federal Reserve. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

On July 2, 2015, the Company entered into another written agreement with the FRB of Boston. Under the terms of this written agreement, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $4.4 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the year ended December 31, 2015, SC completed on-balance sheet funding transactions totaling approximately $15.4 billion, including:

•	five securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $5.7 billion;

•	a series of seven subordinate bond transactions on its SDART platform totaling $262.0 million to fund residual interests from existing securitizations;

•	four securitizations on its relaunched DRIVE, deeper subprime, platform for $3.4 billion;

•	seven private amortizing loan and lease facilities totaling $3.4 billion; and

•	top-ups of five private amortizing facilities totaling $2.6 billion.

SC also completed $9.2 billion in asset sales, including $1.3 billion in third-party lease sales and $4.3 billion in recurring monthly sales with its third-party flow partners, in addition to executing several sales of charged off assets totaling $122.0 million in proceeds.

For information regarding SC's debt, see Note 12 in the Notes to the Consolidated Financial Statements.

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

Available Liquidity

As of December 31, 2015, the Bank had approximately $22.2 billion in committed liquidity from the FHLB and the FRB. Of this amount, $5.9 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, loans held for sale ("LHFS"), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $21.1 billion and $13.7 billion, respectively. These amounts represented 37.5% and 26.1% of total deposits at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 the Bank had $4.1 billion in cash held at the Federal Reserve. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$5,135,383	$4,198,736	$1,361,585
Net cash (used in) investing activities	(16,664,920)	(14,681,713)	9,025,778
Net cash provided by financing activities	14,319,960	8,490,755	(8,381,227)

Cash provided by operating activities

Net cash provided by operating activities was $5.1 billion for the year ended December 31, 2015, which is comprised of net income of $(3.1) billion, $4.1 billion of provision for credit losses, $6.8 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $7.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $4.2 billion for the year ended December 31, 2014, which was comprised of net income of $2.9 billion, $2.5 billion of provisions for credit losses, and $5.1 billion in proceeds from sales of LHFS, offset by $2.3 billion of a gain on the Change in Control and $4.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.4 billion for the year ended December 31, 2013 which was primarily impacted by a decrease in the provision for credit losses and a decrease in LHFS originations.

Cash used in investing activities

For the year ended December 31, 2015, net cash used in investing activities was $16.7 billion, primarily due to $12.3 billion of purchases of investment securities available-for-sale, $9.5 billion in normal loan activity, and $5.7 billion in leased vehicle purchases, offset by $8.0 billion of investment sales, maturities and prepayments, $2.7 billion in proceeds from sales of loans held for investment and $2.0 billion in proceeds from sales of leased vehicles.

For the year ended December 31, 2014, net cash used in investing activities was $14.7 billion, primarily due to $5.2 billion of purchases of investment securities available-for-sale, $9.9 billion in normal loan activity and $6.2 billion in leased vehicle purchases, offset by $2.9 billion of investment sales, maturities and repayments and $3.7 billion in proceeds from sales of loans held for investment.

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

Cash provided by financing activities

For the year ended December 31, 2015, net cash provided by financing activities was $14.3 billion, which was primarily due to a $3.6 billion increase in deposits and an increase in net borrowing activity of $10.6 billion.

Net cash provided by financing activities for the year ended December 31, 2014 was $8.5 billion, which was primarily driven by an increase in proceeds from the issuance of common stock of $1.8 billion, an increase in deposits of $3.2 billion, and an increase in net borrowing activity of $3.5 billion.

Net cash used in financing activities for the year ended December 31, 2013 was $8.4 billion, which consisted primarily of a $1.3 billion decrease in deposits and a net decrease in borrowings of $7.1 billion.

See the Consolidated Statement of Cash Flows ("SCF") for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Facilities

Warehouse facilities are used to fund originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Warehouse facilities are generally backed by auto RIC and, in some cases, leases or personal loans. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with its liquidity needs.

SC's warehouse facilities generally have net spread, delinquency, and net loss ratio limits. These limits are generally calculated based on the portfolio collateralizing the line; however, for two of the warehouse facilities, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lender could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce its interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse facility terminated due to failure to comply with any ratio or meet any covenant. A default under one of these lines could be enforced only with respect to the impacted facility.

Certain of SC's credit facilities have covenants requiring timely filing of periodic reports with the SEC. SC has obtained waivers of all such covenants such that its non-timely filing of its Annual Report on Form 10-K for the year ended December 31, 2015 did not cause an event of default on any of its facilities. SC's Form 10-K for the year ended December 31, 2015 was filed with the SEC on March 31, 2016.

SC has two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing. As of December 31, 2015, there was an outstanding balance of $2.9 billion. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facility require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

SC also obtains financing through an investment management agreement with BlackRock, whereby it pledges retained subordinated bonds on its securitizations as collateral for repurchase agreements with various borrowers at renewable terms ranging from 30 to 90 days. As of December 31, 2015, there was an outstanding balance of $851.0 million under the BlackRock repurchase facility.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through its New York branch ("Santander NY"), Santander provides SC with $3.0 billion of long-term committed revolving credit facilities.

The facilities offered through Santander NY's branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow SC to continue to renew the term of these facilities annually going forward, thereby maintaining the three- and five-year maturities. These facilities currently permit unsecured borrowing, but generally are collateralized by RIC as well as securitization notes payable and residuals owned by SC. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

Until March 4, 2016, when the facilities offered through the Santander New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $3.7 billion and $3.6 billion under these facilities during the years ended December 31, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively.

Santander also serves as the counterparty for many of SC's derivative financial instruments.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") and privately issues amortizing notes.

SC obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SC may choose to issue floating rate securities based on market conditions; in such cases, SC generally executes hedging arrangements outside of the securitization trusts (the "Trusts") to lock in its cost of funds. Because of prevailing market rates, SC did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SC has been the largest issuer of retail auto ABS in the U.S. since 2011. SC has issued a total of more than $47.0 billion in retail auto ABS since 2010.

SC executes each securitization transaction by selling receivables to the Trusts that issue ABS to investors. To attain specified credit ratings for each class of bonds, these transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt of the Trusts, increasing over-collateralization until the targeted level of assets has been reached. Once the targeted level of over-collateralization is reached and maintained, excess cash flows generated by the Trusts are released to SC as distributions. SC also receives monthly servicing fees as servicer for the Trusts. SC's securitizations may require an increase in credit enhancement levels if cumulative net losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of SC's securitizations have cumulative net loss percentages above their respective limits.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are also variable interest entities ("VIEs") that meet the requirements to be consolidated in the Company's financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on the Company's Consolidated Balance Sheet. The Company recognizes finance and interest income as well as fee income on the collateralized RIC and interest expense on the ABS issued. The Company also records a provision for credit losses to cover inherent credit losses on the RIC. While these Trusts are included in the Company's Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them, are available only to satisfy the notes payable related to the securitized RIC, and are not available to SC's or the Company's creditors or those of its other subsidiaries.

ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as SC, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. SC has completed eleven securitizations in 2015, in addition to executing seven subordinate bond transactions to obtain additional liquidity from residual interests in existing securitizations. SC currently has 35 securitizations outstanding in the market with a cumulative ABS balance of approximately $14.6 billion. SC's securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SC generally retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations. SC uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. SC generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.

SC periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations but are issued to banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RIC, loans and vehicle leases.

Off-Balance Sheet Financing

SC periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, SC records these transactions as true sales of the retail installment contracts securitized, and removes the sold assets from its Consolidated Balance Sheets. During the year ended December 31, 2015, SC executed two off-balance sheet securitizations under its Chrysler Capital Auto Receivables Trust, (CCART) a securitization platform, selling $1.6 billion of gross RIC.

The widening in ABS credit spreads in late 2015 and into 2016 has been accompanied by decreased demand for the subordinate tranches of securitizations, including the highest-yielding bonds as well as the residual interests. This market dynamic may impact SC's execution and pricing of off-balance sheet securitizations.

During the year ended December 31, 2015, SC sold residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. SC received cash proceeds of $661.7 million for the year ended December 31, 2015 related to the sale of these residual interests and retained bonds. Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the associated Trusts were consolidated by SC because SC held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIEs. SC will continue to service the loans of these Trusts and may reacquire certain retail installment loans from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. Although SC will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the Trust, SC concluded that it was no longer the primary beneficiary of the Trusts upon the sale of SC's residual interests. As a result, SC deconsolidated the assets and liabilities of the corresponding Trusts upon their sale. Upon settlement of these transactions, SC derecognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the Trust. For the year ended December 31, 2015 the sale of these interests resulted in a net decrease to provision for credit losses of $113.7 million, after giving effect to lower of cost or market adjustments of $73.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended December 31, 2015, SC executed its first two bulk sales of leases to a third party. Due to accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that SC has deferred through a qualified like-kind exchange program. To qualify for this deferral, SC is required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds were also needed to pay down the third-party credit facilities under which it had financed the leases prior to their sale, SC has increased its borrowings on its related party credit facilities until the sale proceeds are fully reinvested over the 180 days following each sale. Taxable gains related to proceeds not reinvested were recognized following the 180 day deferral period.

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

On May 1, 2014, SC's Board of Directors declared the May SC Dividend, a cash dividend of $0.15 per share, which was paid on May 30, 2014 to shareholders of record as of the close of business on May 12, 2014.

At December 31, 2015, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the year ended December 31, 2015. As of December 31, 2015, the Company had 530,391,043 shares of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$13,632,870	$7,789,190	$5,157,025	$557,660	$128,995
Notes payable - revolving facilities	9,202,779	3,962,340	5,240,439	—	—
Notes payable - secured structured financings	20,934,776	814,351	5,506,666	9,855,940	4,757,819
Other debt obligations (1) (2)	6,889,755	1,188,283	2,822,147	1,532,170	1,347,155
Junior subordinated debentures due to capital trust entities (1) (2)	432,056	9,630	19,259	19,259	383,908
Certificates of deposit (1)	8,567,812	7,017,031	1,442,815	107,966	—
Non-qualified pension and post-retirement benefits	70,445	6,881	13,906	14,159	35,499
Operating leases(3)	723,199	118,269	202,498	145,324	257,108
Total contractual cash obligations	$60,453,692	$20,905,975	$20,404,755	$12,232,478	$6,910,484

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2015. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to year-end the Bank has conducted early terminations on FHLB Advances. In January the Bank early terminated $0.4 billion of Advances maturing in April 2016 for which the Bank recognized a termination fee of $4.4 million. In March the Bank early terminated $0.9 billion of Advances with maturities ranging from September 2016 to February 2018 for with the Bank recognized a termination fee of $28.4 million.

Subsequent to year-end SHUSA issued $1.5 billion of Senior Unsecured Floating Rate Notes with a maturity of April 2017 to Santander in February 2016.

Excluded from the above table are deposits of $47.6 billion that are due on demand by customers. Additionally, $247.3 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 15 and Note 20 to the Consolidated Financial Statements.

Flow Agreements

In addition to its credit facilities and secured structured financings, SC has flow agreements in place with Bank of America and Citizens Bank of Pennsylvania ("CBP") for Chrysler Capital RIC, and with another third party for charged off assets.

SC enters into flow agreements under which assets are sold on a periodic basis to provide funding for new originations. These assets are not on SC's balance sheet, but may provide a gain or loss on sale and a stable stream of servicing fee income.

SC has a flow agreement with Bank of America under which SC is committed to sell up to a specified amount of eligible loans to that bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell up to $350.0 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SC has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fee that SC receives. SC and CBP also amended the flow agreement which reduced, effective on August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement. In January 2016, SC executed an amendment to the servicing agreement with CBP which decreased the servicing fee the Company received on loans sold to CBP by SC under the flow agreement.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of loans that we purchase on a periodic basis, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer’s established credit limit.

Under terms of agreements with LendingClub, the Company was committed to purchase, at a minimum, through December 31, 2015, the lesser of $30,000 per month or 50% of LendingClub's aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, the Company sent a notice of termination to LendingClub.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2013, SC entered into certain agreements with Bluestem. The terms of the agreements include a commitment by SC to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. SC is required to make a monthly profit-sharing payment to Bluestem.

In 2015, SC made a strategic decision to exit the personal lending market to focus on our core objectives of expanding the reach and realizing the full value of our vehicle finance platform. We believe that this will create other opportunities such as expanding our serviced for others platform and diversifying our funding sources and growing our capital. SC commenced certain marketing activities to find buyers for the personal lending assets. On February 1, 2016, SC completed the sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015. Additionally, on March 24, 2016, in preparation for the sale or liquidation of our portfolio of loans originated under terms of an agreement whereby we review point-of-sale credit applications for retail store customers, we notified most of the retailers for which we review applications that we will no longer fund new originations effective April 11, 2016. As we refocus on our core objectives, we continue to perform under various other agreements under which we purchase specified volumes of personal loans originated by third parties.

In April 2014, SC entered into an application transfer agreement with Nissan, whereby SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

Other

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon, DDFS, and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS ("the DDFS Shares") represented approximately 9.7% of SC Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. For additional detail regarding this transaction and the Separation Agreement, refer to the Form 8-K the Company filed with the SEC on July 2, 2015 and Note 17 to these Consolidated Financial Statements.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month London Interbank Offered Rate ("LIBOR"). Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income and balance sheet valuation simulations, shocks to those simulations, and scenario and market value analyses and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at December 31, 2015	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.29)%
Up 100 basis points	1.00%
Up 200 basis points	1.59%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2015 and December 31, 2014.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2015	December 31, 2014
Down 100 basis points	(3.44)%	(2.28)%
Up 100 basis points	0.73%	(0.40)%
Up 200 basis points	0.23%	(1.74)%

As of December 31, 2015, the Company’s MVE profile showed a decrease of 3.44% for downward parallel interest rate shocks of 100 basis points and also an increase of 0.23% for upward parallel interest rate shocks of 200 basis points. This is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits) (“NMDs”).

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

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

We have made certain corrections to previously disclosed amounts to correct for errors related to the allowance for credit losses, TDRs, and the classification of subvention payments related to leased vehicles. Refer to Note 1 of the Consolidated Financial Statements for additional information.

	THREE MONTHS ENDED
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
		(As Restated)			(As Restated)
	(in thousands)
Total interest income	$2,001,292	$1,982,824	$2,059,890	$1,933,027	$1,875,471	$1,895,020	$1,862,799	$1,406,206
Total interest expense	328,320	299,562	297,575	278,868	278,313	269,544	272,765	234,101
Net interest income	1,672,972	1,683,262	1,762,315	1,654,159	1,597,158	1,625,476	1,590,034	1,172,105
Provision for credit losses	1,102,669	978,604	990,413	1,044,213	803,712	805,238	560,592	325,271
Net interest income after provision for credit loss	570,303	704,658	771,902	609,946	793,446	820,238	1,029,442	846,834
Gain/(loss) on investment securities, net (1)	(269)	(1,993)	9,707	9,557	15,754	131	9,405	2,430,483
Total fees and other income	509,271	713,036	687,630	569,766	648,251	605,511	570,262	401,136
General and administrative expenses	1,229,931	1,086,506	1,039,205	963,621	949,402	881,560	811,613	708,878
Other expenses	4,488,719	29,731	29,742	32,664	142,510	41,008	132,991	31,767
Total expenses	5,718,650	1,116,237	1,068,947	996,285	1,091,912	922,568	944,604	740,645
Income/(loss) before income taxes	(4,639,345)	299,464	400,292	192,984	365,539	503,312	664,505	2,937,808
Income tax provision/(benefit)	(1,024,144)	190,590	121,947	40,144	129,569	120,294	250,403	1,054,091
Net income/(loss) before noncontrolling interest	$(3,615,201)	$108,874	$278,345	$152,840	$235,970	$383,018	$414,102	$1,883,717
(1) This line item includes includes the gain on Change-Control for the three-month period ended March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	THREE MONTHS ENDED
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(As Reported)			(As Reported)
	(in thousands)
Total interest income	$1,982,824	$2,059,890	$1,933,027	$1,875,471	$1,895,020	$1,862,799	$1,406,206
Total interest expense	299,562	297,575	278,868	278,313	269,544	272,765	234,101
Net interest income	1,683,262	1,762,315	1,654,159	1,597,158	1,625,476	1,590,034	1,172,105
Provision for credit losses	854,180	1,001,754	872,184	809,818	1,013,357	686,034	335,330
Net interest income after provision for credit loss	829,082	760,561	781,975	787,340	612,119	904,000	836,775
Gain/(loss) on investment securities, net	(1,993)	9,707	9,557	15,754	131	9,405	2,430,483
Total fees and other income	837,954	793,273	655,840	720,547	643,695	628,885	430,773
General and administrative expenses	1,211,424	1,144,848	1,049,696	1,019,931	919,743	870,238	738,514
Other expenses	29,731	29,742	32,664	144,178	41,008	132,991	31,767
Total expenses	1,241,155	1,174,590	1,082,360	1,164,109	960,751	1,003,229	770,281
Income before income taxes	423,888	388,951	365,012	359,532	295,194	539,061	2,927,750
Income tax provision	241,764	119,971	112,973	127,369	36,102	199,746	1,050,107
Net income before noncontrolling interest	$182,124	$268,980	$252,039	$232,163	$259,092	$339,315	$1,877,643
(1) For March 31, 2014 this includes the Gain on control due to the investment in SC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2015 FOURTH QUARTER RESULTS

SHUSA reported net loss for the fourth quarter of 2015 of $3.6 billion, compared to a net income of $108.9 million for the third quarter of 2015 and $236.0 million for the fourth quarter of 2014. The net loss in the fourth quarter of 2015 was primarily related the impairment on goodwill that was recognized in the fourth quarter of 2015. For further discussion on this matter, see the section of the MD&A captioned Goodwill.

During the fourth quarter of 2015, the Company had a net loss on investment securities of $0.3 million, compared to a net loss of $2.0 million during the third quarter of 2015 and a net gain of $15.8 million during the fourth quarter of 2014. The net gain on investment securities for the fourth quarter of 2014 is primarily due to gains on MBS and EMI investments sold that did not recur in the fourth quarter or third quarter of 2015.

The provision for credit losses was $1.1 billion during the fourth quarter of 2015, compared to $978.6 million during the third quarter of 2015 and $803.7 million during the fourth quarter of 2014. The increase in the provision for credit losses from the third quarter of 2015 and fourth quarter of 2014 to the fourth quarter of 2015 were primarily due the impacts of purchase accounting on the retail installment contract portfolio which resulted in lower provisions during 2014 and higher provisions during 2015. Further information about the accounting for these portfolios is included in Note 1 to the Consolidated Financial Statements. In addition to the purchase accounting impacts, during the third quarter of 2015, the strategic decision was made to begin exiting the personal unsecured lending business and as a result, the personal unsecured loan portfolio was reclassified from LHFI to LHFS. The markdown to fair value of this portfolio was recorded in provision for credit losses during the third quarter of 2015. Subsequent markdowns to fair value on the personal unsecured LHFS portfolio were recorded as a deduction to Miscellaneous income during the fourth quarter of 2015.

Total fees and other income during the fourth quarter of 2015 were $509.3 million, compared to $713.0 million for the third quarter of 2015 and $648.3 million for the fourth quarter of 2014. The decrease from the third quarter of 2015 and fourth quarter 2014 to the fourth quarter of 2015 was primarily due to subsequent markdowns to the fair value of the personal unsecured LHFS portfolio during the fourth quarter of 2015.

General and administrative expenses for the fourth quarter of 2015 were $1.2 billion, compared to $1.1 billion for the third quarter of 2015 and $949.4 million for the fourth quarter of 2014. The increase between the fourth quarter of 2015 compared to the third quarter of 2015 and the fourth quarter of 2014, was primarily due to increases in lease expenses from the continued growth in the Company's lease portfolio over the year. In addition, there was an increase in compensation and benefits in the fourth quarter of 2015 compared to the third quarter of 2015 and the fourth quarter of 2014, due to a one-time $30.0 million severance charge recorded in the fourth quarter of 2015.

Other expenses for the fourth quarter of 2015 were $4.5 billion, compared to $29.7 million for the third quarter of 2015 and $142.5 million in the fourth quarter of 2014. The increases were primarily related to a $4.4 billion goodwill impairment charge in the fourth quarter of 2015, compared to no significant charges in the third quarter of 2015 or fourth quarter of 2014. For further discussion on this matter, see the section of the MD&A captioned Goodwill. Other expenses in the fourth quarter of 2014 did include amortization on intangibles that were fully-amortized in 2015 and a loss on debt extinguishment in the fourth quarter of 2014.

Income tax benefit for the fourth quarter of 2015 was $1.0 billion, compared to an income tax provision of $190.6 million in the third quarter of 2015 and an income tax provision of $129.6 million in the fourth quarter of 2014. The decreases between the fourth quarter of 2015 from the third quarter of 2015 and fourth quarter of 2014 were primarily due to decreases in net taxable income, the components of which are discussed above, but most significantly included a $4.4 billion goodwill impairment charge in the fourth quarter of 2015.

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

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2016 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 14, 2016

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
		(As Restated - Note 1)
	(in thousands)
ASSETS
Cash and cash equivalents	$5,025,148	$2,234,725
Investment securities:
Available-for-sale at fair value	20,851,495	15,908,078
Trading securities	—	833,936
Other investments	1,024,259	816,991
Loans held for investment (1) (5)	79,482,810	76,024,114
Allowance for loan and lease losses (5)	(3,203,759)	(1,750,643)
Net loans held for investment	76,279,051	74,273,471
Loans held-for-sale (2)	3,191,762	260,252
Premises and equipment, net (3)	942,372	854,671
Leased vehicles, net (5)(6)	8,388,830	6,638,115
Accrued interest receivable (5)	596,340	559,962
Equity method investments	266,569	227,991
Goodwill	4,444,389	8,892,011
Intangible assets, net	659,355	735,488
Bank-owned life insurance	1,727,096	1,686,491
Restricted cash (5)	2,429,729	2,024,838
Other assets (4) (5)	1,806,606	2,829,850
TOTAL ASSETS	$127,633,001	$118,776,870
LIABILITIES
Accrued expenses and payables	$1,853,696	$1,902,278
Deposits and other customer accounts	56,114,232	52,474,007
Borrowings and other debt obligations (5)	49,086,103	39,679,382
Advance payments by borrowers for taxes and insurance	172,930	167,670
Deferred tax liabilities, net	324,267	1,167,081
Other liabilities (5)	512,820	673,764
TOTAL LIABILITIES	108,064,048	96,064,182
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at December 31, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at December 31, 2015 and at December 31, 2014, respectively)	14,717,625	14,729,609
Accumulated other comprehensive loss	(139,641)	(96,410)
Retained earnings	2,367,925	3,837,122
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,141,354	18,665,766
Noncontrolling interest	2,427,599	4,046,922
TOTAL STOCKHOLDER'S EQUITY	19,568,953	22,712,688
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$127,633,001	$118,776,870

(1) Loans held for investment includes $328.7 million and $845.9 million of loans recorded at fair value at December 31, 2015 and December 31, 2014, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $844.5 million and $638.0 million at December 31, 2015 and December 31, 2014, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $147.2 million and $145.0 million at December 31, 2015 and December 31, 2014, respectively, for which the Company has elected the FVO. See Note 10 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 8 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $1.9 billion and $857.7 million at December 31, 2015 and December 31, 2014, respectively.
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
		(As Restated - Note 1)
	(in thousands)
INTEREST INCOME:
Loans	$7,586,697	$6,734,406	$1,958,908
Interest-earning deposits	8,556	8,468	6,494
Investment securities:
Available-for-sale	329,556	259,701	302,820
Other investments	52,224	36,921	27,669
TOTAL INTEREST INCOME	7,977,033	7,039,496	2,295,891
INTEREST EXPENSE:
Deposits and other customer accounts	260,880	209,793	211,520
Borrowings and other debt obligations	943,445	844,930	570,600
TOTAL INTEREST EXPENSE	1,204,325	1,054,723	782,120
NET INTEREST INCOME	6,772,708	5,984,773	1,513,771
Provision for credit losses	4,115,899	2,494,813	46,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,656,809	3,489,960	1,466,921
NON-INTEREST INCOME:
Consumer fees	444,032	377,004	228,666
Commercial fees	187,539	185,373	199,486
Mortgage banking income, net	107,983	204,558	122,036
Equity method investments (loss)/income, net	(8,818)	7,817	426,851
Bank-owned life insurance	57,913	60,278	57,041
Capital market revenue	37,408	51,671	31,742
Lease income	1,477,739	798,346	—
Miscellaneous income	175,907	540,113	12,807
TOTAL FEES AND OTHER INCOME	2,479,703	2,225,160	1,078,629
OTTI recognized in earnings	(1,092)	—	(63,630)
Gain on Change in Control	—	2,428,539	—
Net gain on sale of investment securities	18,094	27,234	73,084
Net gain recognized in earnings	17,002	2,455,773	9,454
TOTAL NON-INTEREST INCOME	2,496,705	4,680,933	1,088,083
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	1,391,308	1,216,111	697,876
Occupancy and equipment expenses	541,291	470,439	381,794
Technology expense	178,078	163,015	127,748
Outside services	277,296	195,313	102,356
Marketing expense	80,179	52,448	55,864
Loan expense	397,942	348,231	69,269
Lease expense	1,112,555	588,062	—
Other administrative expenses	340,614	317,834	227,156
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	4,319,263	3,351,453	1,662,063
OTHER EXPENSES:
Amortization of intangibles	76,132	67,921	27,334
Deposit insurance premiums and other expenses	56,946	55,746	70,327
Loss on debt extinguishment	—	127,063	6,877
Investment expense on qualified affordable housing projects	156	—	—
Impairment of capitalized software	—	97,546	—
Impairment of goodwill	4,447,622	—	—
TOTAL OTHER EXPENSES	4,580,856	348,276	104,538
(LOSS)/INCOME BEFORE INCOME TAXES	(3,746,605)	4,471,164	788,403
Income tax (benefit)/provision	(671,463)	1,554,357	160,300
NET (LOSS)/INCOME INCLUDING NONCONTROLLING INTEREST	(3,075,142)	2,916,807	628,103
LESS: NET (LOSS)/INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,620,545)	459,175	—
NET (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(1,454,597)	$2,457,632	$628,103
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
		(As Restated - Note 1)
	(in thousands)
NET (LOSS)/INCOME INCLUDING NONCONTROLLING INTEREST	$(3,075,142)	$2,916,807	$628,103
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(2,322)	25,163	39,751
Net unrealized (losses)/gains on available-for-sale investment securities, net of tax	(43,511)	146,877	(359,616)
Pension and post-retirement actuarial gains/(losses), net of tax	2,602	(14,082)	11,163
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	(43,231)	157,958	(308,702)
COMPREHENSIVE (LOSS)/INCOME	$(3,118,373)	$3,074,765	$319,401
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,620,545)	459,175	—
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(1,497,828)	$2,615,590	$319,401

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$—	$13,242,002
Comprehensive income/(loss)	—	—	—	(308,702)	628,103	—	319,401
Stock issued in connection with employees benefit and incentive compensation plans	—	—	(1,820)	—	—	—	(1,820)
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983

(As Restated - Note 1)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983
Comprehensive income Attributable to SHUSA	—	—	—	157,958	2,457,632	—	2,615,590
Net Income Attributable to NCI	—	—	—	—	—	459,175	459,175
SC Change in Control(1)	—	—	—	—	—	3,483,446	3,483,446
Issuance of common stock	10,084		2,521,000	—	—	—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—	—	(1,207)
Net stock option activity	—	—	—	—	—	104,301	104,301
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,837,122	$4,046,922	$22,712,688
(1) Refer to Note 3 to the Consolidated Financial Statements for further discussion.

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,837,122	$4,046,922	$22,712,688
Comprehensive loss	—	—	—	(43,231)	(1,454,597)	—	(1,497,828)
Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(1,620,545)	(1,620,545)
Impact of SC Stock Option Activity	—	—	(12,009)	—	—	1,222	(10,787)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	25	—	—	—	25
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2015	530,391	$195,445	$14,717,625	$(139,641)	$2,367,925	$2,427,599	$19,568,953

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
		(As Restated - Note 1)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income including noncontrolling interest	$(3,075,142)	$2,916,807	$628,103
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SC Change in Control	—	(2,291,003)	—
Net gain on sale of SC shares	—	(137,536)	—
Gain on sale of branches	—	(10,648)	—
Impairment of goodwill	4,447,622	—	—
Impairment of capitalized software	—	97,546	—
Provision for credit losses	4,115,899	2,494,813	46,850
Deferred tax (benefit)/expense	(828,643)	1,792,462	234,274
Depreciation, amortization and accretion	290,231	(155,137)	286,304
Net loss/(gain) on sale of loans	99,069	(263,853)	(47,128)
Net gain on sale of investment securities	(18,094)	(27,234)	(73,084)
Gain on residential loan securitizations	(21,570)	(48,373)	—
Net gain on sale of leased vehicles	(22,636)	(4,570)	—
OTTI recognized in earnings	1,092	—	63,630
Loss on debt extinguishment	—	127,063	6,877
Net (gain)/loss on real estate owned and premises and equipment	(11,490)	(32,101)	5,238
Stock-based compensation	2,532	5,922	(1,820)
Equity loss/(earnings) on equity method investments	8,818	(7,817)	(426,851)
Dividends from equity method investments	—	—	182,113
Originations of loans held-for-sale, net of repayments	(7,649,733)	(4,630,564)	(3,317,480)
Purchases of loans held-for-sale	—	—	(17,151)
Proceeds from sales of loans held-for-sale	6,818,163	5,132,693	4,063,312
Purchases of trading securities	(390,192)	(525,485)	—
Proceeds from sales of trading securities	823,801	85,240	—
Net change in:
Loans held for sale	(107,947)	—	—
Other assets and bank-owned life insurance	351,925	(246,408)	175,810
Other liabilities	301,678	(64,295)	(471,957)
Other	—	(8,786)	24,545
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,135,383	4,198,736	1,361,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	2,809,779	341,513	8,050,028
Proceeds from prepayments and maturities of available-for-sale investment securities	5,149,941	2,594,981	3,206,799
Purchases of available-for-sale investment securities	(12,331,663)	(5,209,870)	(4,854,061)
Proceeds from sales of other investments	325,594	366,382	310,466
Proceeds from maturities of other investments	—	20,000	—
Purchases of other investments	(506,469)	(382,840)	(76,949)
Net change in restricted cash	(555,917)	(286,164)	391,058
Proceeds from sales of loans held for investment	2,710,078	3,653,267	119,621
Proceeds from the sales of equity method investments	14,988	8,615	—
Distributions from equity method investments	11,881	7,990	—
Contributions to equity method and other investments	(101,018)	(111,788)	—
Purchases of loans held for investment	(1,978,145)	(1,266,322)	(1,530,178)
Net change in loans other than purchases and sales	(9,460,729)	(9,855,823)	3,584,077
Purchases of leased vehicles	(5,749,720)	(6,175,393)	—
Proceeds from the sale and termination of leased vehicles	2,014,797	463,843	—
Manufacturer incentives	1,197,106	1,139,209	—
Proceeds from sales of real estate owned and premises and equipment	89,331	119,088	47,673
Purchases of premises and equipment	(304,754)	(288,336)	(222,756)
Net cash transferred on the sale of branches	—	(151,286)	—
Proceeds from sale of SC shares	—	320,145	—
Cash acquired in SC Change in Control	—	11,076	—
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(16,664,920)	(14,681,713)	9,025,778

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	3,640,225	3,227,076	(1,268,632)
Net change in short-term borrowings	(5,250,000)	2,481,770	(6,142,617)
Net proceeds from long-term borrowings	51,840,502	37,894,392	528,749
Repayments of long-term borrowings	(45,669,188)	(34,767,052)	(958,162)
Proceeds from FHLB advances (with terms greater than 3 months)	16,350,000	—	1,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(6,670,000)	(2,082,796)	(2,040,494)
Net change in advance payments by borrowers for taxes and insurance	5,260	(14,901)	14,529
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Dividends paid to noncontrolling interest	—	(20,667)	—
Proceeds from the issuance of common stock	87,761	1,787,533	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	14,319,960	8,490,755	(8,381,227)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,790,423	(1,992,222)	2,006,136
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234,725	4,226,947	2,220,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,025,148	$2,234,725	$4,226,947

SUPPLEMENTAL DISCLOSURES
Income taxes (received)/paid, net	$(247,211)	$(122,589)	$1,489
Interest paid	1,238,519	1,191,326	1,004,926

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	77,034	53,618	75,158
Loans transferred from held for investment to held for sale, net	2,886,766	226,170	—
Unsettled purchases of investment securities	697,057	254,065	—
Unsettled sales of investment securities	—	573,290	—
Conversion of debt to common equity	—	750,000	—
Liquidation of common equity securities	—	24,742	—
Residential loan securitizations	395,163	2,136,022	—
(1) The first quarter 2014 change in control and consolidation of SC (the "Change in Control") was accounted for as a non-cash transaction. See Note 3 to the Consolidated Financial Statements for detail on the Change in Control.

See accompanying notes to audited Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

The Bank’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

SC wholly owns Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC Common Stock is listed for trading on the New York Stock Exchange under the trading symbol "SC".

Basis of Presentation

These Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates VOEs in which the Company has a controlling financial interest. The Consolidated Financial Statements have been prepared by the Company pursuant to SEC regulations. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Corrections to Previously Reported Amounts

We have made certain corrections to previously disclosed amounts to correct for errors related to the allowance for credit losses, troubled debt restructurings (TDRs), and the classification of subvention payments related to leased vehicles.

The corrections to the allowance for credit losses are a result of an error in our historical methodology for estimating the credit loss allowance for individually acquired retail installment contracts, specifically in regard to not estimating impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applying a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. We have corrected the allowance methodology accordingly, and have determined that based on the corrected methodology, the allowance for credit losses was overstated by $358.2 million at December 31, 2014. In addition, we incorrectly identified the population of loans that should be classified as TDRs and, separately, incorrectly estimated the impairment on these loans, as of December 31, 2014. SC has corrected its TDR population accordingly, and has determined that based on the corrected population, TDRs were overstated by $109.5 million for the year ended December 31, 2014.

The Company has also determined that subvention payments related to leased vehicles were incorrectly classified, within the Consolidated Statements of Operations, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. There was no impact to net income as a result of this change.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Certain footnote disclosures herein have been restated to reflect the effects of the corrections related to allowance methodology, as well as other corrections made in order for the footnote disclosure amounts to be in accordance with GAAP. Footnote disclosures that have been corrected are denoted with “As restated.” Footnote disclosures not affected are unchanged and reflect the disclosures made at the time of the previous filing.

The following table summarizes the impact of the corrections on the Company's Consolidated Balance Sheet for the year ended December 31, 2014.

	As Reported	Corrections	As Restated
	(in thousands)
ASSETS
Loans held for investment	$76,032,562	$(8,448)	$76,024,114
Allowance for loan and lease losses	(2,108,817)	358,174	(1,750,643)
Net loans held for investment	73,923,745	349,726	74,273,471
TOTAL ASSETS	118,427,144	349,726	118,776,870
LIABILITIES
Deferred tax liabilities, net	1,025,948	141,133	1,167,081
TOTAL LIABILITIES	95,923,049	141,133	96,064,182
STOCKHOLDER'S EQUITY
Retained earnings	3,714,642	122,480	3,837,122
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,543,286	122,480	18,665,766
Noncontrolling interest	3,960,809	86,113	4,046,922
TOTAL STOCKHOLDER'S EQUITY	22,504,095	208,593	22,712,688
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$118,427,144	$349,726	$118,776,870

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the year ended December 31, 2014.

	As Reported	Corrections	As Restated
	(in thousands)
Provision for credit losses	$2,844,539	$(349,726)	$2,494,813
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,140,234	349,726	3,489,960
Lease income	997,086	(198,740)	798,346
TOTAL FEES AND OTHER INCOME	2,423,900	(198,740)	2,225,160
TOTAL NON-INTEREST INCOME	4,879,673	(198,740)	4,680,933
Lease expense	786,802	(198,740)	588,062
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,550,193	(198,740)	3,351,453
INCOME BEFORE INCOME TAXES	4,121,438	349,726	4,471,164
Income tax provision	1,413,224	141,133	1,554,357
NET INCOME INCLUDING NONCONTROLLING INTEREST	2,708,214	208,593	2,916,807
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	373,062	86,113	459,175
NET INCOME ATTRIBUTABLE TO SHUSA	$2,335,152	$122,480	$2,457,632

The following table reflects a summary of the impact of the allowance for credit losses and subvention payment corrections on the Company's Statements of Stockholder's Equity for the year ended December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

	Retained Earnings	Non-controlling Interest	Total Stock-holder's Equity	Retained Earnings	Non-controlling Interest	Total Stock-holder's Equity	Retained Earnings	Non-controlling Interest	Total Stock-holder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$13,544,983	$—	$—	$—	$1,394,090	$—	$13,544,983
Comprehensive income attributable to SHUSA	2,335,152	—	2,493,110	122,480	—	122,480	2,457,632	—	2,615,590
Net income attributable to NCI	—	373,062	373,062	—	86,113	86,113	—	459,175	459,175
Balance, End of period	$3,714,642	$3,960,809	$22,504,095	$122,480	$86,113	$208,593	3,837,122	4,046,922	22,712,688

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2014.

	As Reported	Corrections	As Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$2,708,214	$208,593	$2,916,807
Provision for credit losses	2,844,539	(349,726)	2,494,813
Deferred tax expense	1,651,329	141,133	1,792,462

The following corrections of certain footnote disclosures of the Company are as a result of the error identified in the allowance for credit losses and the error identified in TDRs. The following corrections made compared to what was previously reported are presented by line item as follows:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Allowance for Credit Losses Rollforward by Portfolio Segment (as restated compared to as reported)

The activity in the allowance for credit losses by portfolio segment as restated for the year ended December 31, 2014 was as follows:

	Commercial	Consumer	Unallocated	Total
	(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan and lease losses(3)	13,088	2,558,317	5,408	2,576,813
Other (1)		(61,220)	—	(61,220)
Charge-offs(3)	(109,704)	(2,697,290)	—	(2,806,994)
Recoveries	40,379	1,167,328	—	1,207,707
Charge-offs, net of recoveries	(69,325)	(1,529,962)	—	(1,599,287)
Allowance for loan and lease losses, end of period	$386,837	$1,330,782	$33,024	$1,750,643

Reserve for unfunded lending commitments, beginning of period	220,000	—	—	220,000
Provision for unfunded lending commitments	(82,000)	—	—	(82,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	132,641	—	—	132,641
Total allowance for credit losses, end of period	519,478	1,330,782	33,024	1,883,284
Ending balance, individually evaluated for impairment(2)(3)	80,701	55,182	—	135,883
Ending balance, collectively evaluated for impairment(3)	306,136	1,275,600	33,024	1,614,760

Financing receivables:
Ending balance	36,640,761	39,643,605	—	76,284,366
Ending balance, evaluated under the fair value option or lower of cost or fair value	19,094	1,087,068	—	1,106,162
Ending balance, individually evaluated for impairment(2)(3)	492,606	337,390	—	829,996
Ending balance, collectively evaluated for impairment(3)	36,129,061	38,219,147	—	74,348,208

(1)
The "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of troubled debt restructurings ("TDRs") and non-performing loans ("NPLs") classified as held-for-sale during the year.

(2)	Consists of loans in TDR status.

(3)	Certain balances within this line item have been corrected as part of the restatement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The activity in the allowance for credit losses by portfolio segment as previously reported for the year ended December 31, 2014 was as follows:

	Commercial	Consumer	Unallocated	Total
	(As Reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan and lease losses	22,740	2,898,391	5,408	2,926,539
Other (1)	—	(61,220)	—	(61,220)
Charge-offs	(109,704)	(2,688,842)	—	(2,798,546)
Recoveries	40,379	1,167,328	—	1,207,707
Charge-offs, net of recoveries	(69,325)	(1,521,514)	—	(1,590,839)
Allowance for loan and lease losses, end of period	$396,489	$1,679,304	$33,024	$2,108,817

Reserve for unfunded lending commitments, beginning of period	220,000	—	—	220,000
Provision for unfunded lending commitments	(82,000)	—	—	(82,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	132,641	—	—	132,641
Total allowance for credit losses, end of period	529,130	1,679,304	33,024	2,241,458
Ending balance, individually evaluated for impairment(2)	80,968	230,727	—	311,695
Ending balance, collectively evaluated for impairment	315,521	1,448,577	33,024	1,797,122

Financing receivables:
Ending balance	36,640,761	39,652,053	—	76,292,814
Ending balance, evaluated under the fair value option or lower of cost or fair value	19,094	1,087,069	—	1,106,163
Ending balance, individually evaluated for impairment(2)	491,015	2,085,552	—	2,576,567
Ending balance, collectively evaluated for impairment	36,130,652	36,479,432	—	72,610,084

(1)
The "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of troubled debt restructurings ("TDRs") and non-performing loans ("NPLs") classified as held-for-sale during the year.

(2)	Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Impaired Loans (as restated compared to as reported)

The following table reflects a summary of the restated amounts on the Company's impaired loans as of December 31, 2014.

	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(As Restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial(3)	$7,925	$17,732	$—	$10,528
Consumer:
Retail installment contracts and auto loans(3)	1,787,123	2,040,785	—	893,562
With an allowance recorded:
Commercial:
Commercial and industrial(3)	64,184	72,488	35,849	82,204
Consumer:
Retail installment contracts and auto loans(3)	56,844	58,229	16,819	28,422
Total:
Commercial(3)	$395,035	$476,780	$80,701	$437,192
Consumer(3)	2,124,513	2,421,514	55,221	1,439,163
Total	$2,519,548	$2,898,294	$135,922	$1,876,355

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

(3)	Certain balances within this line item have been corrected as part of the restatement.

The Company recognized interest income of $115.5 million for the year ended December 31, 2014 on approximately $2.0 billion of TDRs that were returned to performing status as of December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table reflects a summary of the previously reported amounts on the Company's impaired loans as of December 31, 2014.

	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(As Reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,027	$15,580	$—	$9,580
Consumer:
Retail installment contracts and auto loans	148,347	189,663	—	74,173
With an allowance recorded:
Commercial:
Commercial and industrial	66,186	74,737	36,115	83,205
Consumer:
Retail installment contracts and auto loans	1,805,006	2,031,134	192,325	902,504
Total:
Commercial	$395,139	$476,877	$80,968	$437,245
Consumer	2,233,899	2,543,297	230,727	1,493,856
Total	$2,629,038	$3,020,174	$311,695	$1,931,101

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

The Company recognized interest income of $86.1 million for the year ended December 31, 2014 on approximately $2.1 billion of TDRs that were returned to performing status as of December 31, 2014.

Troubled Debt Restructurings (as restated compared to as reported)

The following table reflects a summary of the restated amounts on the Company's performing and non-performing TDRs as of December 31, 2014.

December 31, 2014
(As Restated)
(in thousands)
Performing	$2,041,973
Non-performing	343,533
Total	$2,385,506

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table reflects a summary of the previously reported amounts on the Company's performing and non-performing TDRs as of December 31, 2014.

December 31, 2014
(As Reported)
(in thousands)
Performing	$2,117,789
Non-performing	377,239
Total	$2,495,028

The following table details the restated amounts of activity of the Company's TDRs for the year ended December 31, 2014.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(As Restated)
	(in thousands)
Commercial:
Commercial and industrial	72	$2,169	$2,166
Consumer:
Retail installment contracts and auto loans	142,900	1,976,877	1,966,916

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

The following table details the previously reported amounts of activity of the Company's TDRs for the year ended December 31, 2014.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(As Reported)
	(in thousands)
Commercial:
Commercial and industrial	97	$2,921	$2,243
Consumer:
Retail installment contracts and auto loans	155,916	2,169,193	2,023,649

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table details the restated amounts of the subsequently defaulted activity of the Company's TDRs for the year ended December 31, 2014.

	Number of Contracts	Recorded Investment(1)
	(As Restated)
	(in thousands)
Commercial:
Commercial and industrial	1	$52
Consumer:
Retail installment contracts and auto loans	6,398	87,019

(1)	The recorded investment represents the period-end balance at December 31, 2014. Does not include Chapter 7 bankruptcy TDRs.

The following table details the previously reported amounts of the subsequently defaulted activity of the Company's TDRs for the year ended December 31, 2014.

	Number of Contracts	Recorded Investment(1)
	(As Reported)
	(in thousands)
Commercial:
Commercial and industrial	—	$—
Consumer:
Retail installment contracts and auto loans	10,232	72,822

(1)	The recorded investment represents the period-end balance at December 31, 2014. Does not include Chapter 7 bankruptcy TDRs.

Income Taxes

The following table summarizes the impact of the corrections on the Company's income taxes for the year ended December 31, 2014. See Note 16 for additional detail regarding these corrections.

	As Reported	Corrections	As Restated
	(in thousands)
Income tax expense	$1,413,224	$141,133	$1,554,357
Income before income taxes	4,121,438	349,726	4,471,164
Effective tax rate	34.3%	0.5%	34.8%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Fair Value

The following table summarizes the impact of the corrections on the Company's carrying value of net loans held for investment as of December 31, 2014.

	As Reported	Corrections	As Restated
	(in thousands)
Loans held for investment, net	$73,923,745	$349,726	$74,273,471

Parent Company Financial Information

The following tables summarize the impact of the corrections on the Company's parent company financials for the year ended December 31, 2014.

BALANCE SHEET
	As Reported	Corrections	As Restated
	(in thousands)
ASSETS
Investment in subsidiaries: Non-bank subsidiaries	$9,967,067	$131,699	$10,098,766
Premises and equipment, net(1)	—	122	122
Other assets(2)	275,437	(4,635)	270,802
TOTAL ASSETS	21,728,386	127,186	21,855,572
LIABILITIES
Borrowings and other debt obligations(2)	1,808,810	(4,513)	1,804,297
Deferred tax liabilities, net	1,143,965	9,219	1,153,184
TOTAL LIABILITIES	3,185,100	4,706	3,189,806
TOTAL STOCKHOLDER'S EQUITY	18,543,286	122,480	18,665,766
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,728,386	$127,186	$21,855,572

(1) Amount in correction column represents amount previously reported within Other assets
(2) Amount in correction column represents re-classification of debt issuance costs from Other assets to Borrowings and other debt obligations in accordance with the adoption of ASU 2015-03.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
	As Reported	Corrections	As Restated
	(in thousands)
Income tax provision	$818,289	$9,219	$827,508
Income before equity in earnings of subsidiaries	1,453,507	(9,219)	1,444,288
Equity in undistributed earnings of: Non-bank subsidiaries	577,941	131,699	709,640
Net income	2,335,152	122,480	2,457,632
Comprehensive income	$2,493,110	$122,480	$2,615,590

STATEMENT OF CASH FLOWS
	As Reported	Corrections	As Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,335,152	$122,480	$2,457,632
Deferred tax expense	960,277	9,219	969,496
Undistributed earnings of: Non-bank subsidiaries	(577,941)	(131,699)	(709,640)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Segments

The following table details the restated amounts of the Company's segments for the year ended December 31, 2014.

	SC(1)	SC Purchase Price Adjustments(1)	Eliminations	Total(2)
	Non-GAAP measures
	(As Restated)
	(in thousands)
Net interest income	$4,329,683	$421,102	$(344,514)	$5,984,773
Total non-interest income	1,042,661	343,513	(107,502)	2,252,394
Gain on change in control		2,428,539		2,428,539
Provision for credit losses	2,680,527	41,739	(225,454)	2,494,813
Total expenses	1,547,694	144,086	(270,245)	3,699,729
Income before income taxes	1,144,123	3,007,329	43,683	4,471,164
Total average assets	27,694,566	—	—	108,576,551
(1) Certain balances within this line item have been corrected as part of the restatement.
(2) Column represents the consolidated results of SHUSA including segments not disclosed in this table. Refer to Note 24 of the Consolidated Financial Statements for the complete segmentation.

The following table details the previously reported amounts of the Company's segments for the year ended December 31, 2014.

	SC	SC Purchase Price Adjustments	Eliminations	Total(1)
	Non-GAAP measures
	(As Reported)
	(in thousands)
Net interest income	$4,329,683	$421,102	$(344,514)	$5,984,773
Total non-interest income	1,311,913	271,277	(105,778)	2,451,134
Gain on change in control		2,428,539		2,428,539
Provision for credit losses	2,614,661	457,331	(225,454)	2,844,539
Total expenses	1,816,946	71,850	(268,521)	3,898,469
Income before income taxes	1,209,989	2,591,737	43,683	4,121,438
Total average assets	27,519,703	—	—	108,423,958
(1) Column represents the consolidated results of SHUSA including segments not disclosed in this table. Refer to Note 24 of the Consolidated Financial Statements for the complete segmentation.

Significant Accounting Policies

Management identified accounting for consolidation, business combinations, the allowance for loan and lease losses and the reserve for unfunded lending commitments, loan modifications and troubled debt restructurings, goodwill, derivatives and hedging activities, and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Changes in Accounting Policies
During the first quarter of 2015, the Company adopted the following Financial Accounting Standards Board (the "FASB") Accounting Standards Updates ("ASUs"), none of which had a material impact to the Company's Consolidated Financial Statements:

•
The Company adopted the FASB ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which allows an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under this method, an investor would amortize the cost of its investments in proportion to the tax credits and other tax benefits received and will recognize the amortization, net of tax credits and other tax benefits, in the income statement as a component of income tax expense. This ASU is required to be adopted on a retrospective basis for all periods presented. The adoption of this ASU did not have a material effect on the Company’s prior periods’ consolidated financial statements to warrant retrospective application. The cumulative effect of the adoption was recognized in the first quarter of 2015 and was not material to the Company’s Consolidated Financial Statements.

•
The Company adopted FASB ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, on a prospective basis. Under this ASU, an in-substance repossession or foreclosure occurs when the creditor obtains legal title to the residential real estate property or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s adoption of this ASU did not have a material effect on its Consolidated Financial Statements.

•
The Company adopted FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The Company’s adoption of this ASU did not have a material effect on its Consolidated Financial Statements.

During the third quarter of 2015, the Company early adopted FASB ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, on a retrospective basis. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a deduction from the recognized debt liability, and eliminates prior guidance which required that debt issuance costs be recorded as a deferred charge. The Company’s adoption of this ASU resulted in the re-classification of $59.0 million and $30.3 million in debt issuance costs from Other assets to Borrowings as of December 31, 2015 and December 31, 2014, respectively.

The following is a description of the significant accounting policies of the Company during the year.

Consolidation

The Consolidated Financial Statements include Voting Rights Entities (VOEs) and VIEs in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company generally consolidates a VIE if the Company is considered to be the primary beneficiary because it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. VIEs and VOEs can include equity interests in corporations, and similar legal entities, and partnerships and similar legal entities, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Upon occurrence of certain significant events, as required by the VIE model the Company reassesses whether a legal entity in which the Company is involved is a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the legal entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company uses the equity method to account for unconsolidated investments in voting interest entities if the Company has significant influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in voting interest entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in "Equity method investments" within the Consolidated Statements of Operations.

Business Combinations

The Company records the identifiable assets acquired, the liabilities assumed, and any non-controlling interests of companies that are acquired at their estimated fair value at the date of acquisition, and includes the results of operations of the acquired companies in the Consolidated Statement of Operations from the date of acquisition. The Company recognizes as goodwill the excess of the acquisition price over the estimated fair value of the net assets acquired. As discussed above, the Company has accounted for its acquisition of SC as a business combination. See Note 3 for a detailed discussion of this transaction.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan and lease losses and reserve for unfunded lending commitments, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, derivatives and hedge activities, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Consolidated Financial Statements.

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2015 through the issuance of these Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 other than the transactions disclosed within Note 4, Note 5, Note 12 and Note 20 of these Consolidated Financial Statements, and the possible impact of the share price decline in SC that is disclosed in Note 9.

Revenue Recognition

The Company primarily earns interest and non-interest income from various sources, including:

•	Lending

•	Investment securities

•	Customer deposit and loan fees

•	BOLI

•	Loan sales and servicing

•	Leases

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

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking income, net includes fees associated with servicing loans for third parties based on the specific contractual terms and changes in the fair value of MSRs. Gains or losses on sales of residential mortgage, multifamily and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have original maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of December 31, 2015, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Consolidated Balance Sheet as of December 31, 2015 as restricted cash. Excess cash flows generated by the Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

Investment Securities and Other Investments

Investments that are purchased principally for the purpose of economically hedging the MSR in the near term are classified as trading securities and carried at fair value, with changes in fair value recorded as a component of the Mortgage banking income, net, line of the Consolidated Statements of Operations. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

Available-for-sale securities are reviewed quarterly for possible OTTI. The Company conducts a comprehensive security-level impairment assessment quarterly on all securities with a fair value that is less than their amortized cost basis to determine whether the loss represents OTTI. The quarterly OTTI assessment takes into consideration whether the Company has the intent to sell or is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and the non-credit component is recognized through accumulated other comprehensive income.

Realized gains and losses on sales of investments securities are recognized on the trade date and included in earnings within Net gain on sale of investment securities which is a component of non-interest income. Unamortized premiums and discounts are recognized in interest income over the contractual life of the security using the interest method.

Trading securities are carried at fair value, with changes in fair value recorded in non-interest income.

Other investments primarily include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and the Federal Reserve Bank ("FRB"). Although FHLB and FRB stock is an equity interest in the FHLB and FRB, respectively, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 4 to the Consolidated Financial Statements for detail on the Company's investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Loans held for investment

Loans held for investment include commercial and consumer loans originated by the Company as well as RIC and personal unsecured loans acquired in connection with the Change in Control and originated for investment after the Change in Control.

Loans held for investment Pre Change in Control

Loans held for investment are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan generally utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. Premiums and discounts associated with loans purchased by the Bank are deferred and amortized as adjustments to interest income generally utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is generally not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans or sooner if management believes the loan has become impaired. Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged off.

When loans held for investment are re-designated as LHFS, any specific and allocated allowance for credit losses is charged-off to reduce the basis of the loans to the extent that the estimated fair value is lower than the loan's recorded investment.

Included in loans held for investment are RIC and personal unsecured loans that were acquired in the Change in Control as well as those originated after the Change in Control and which the Company intends to hold for the foreseeable future or until maturity. RIC consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount. RIC also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

Pre-Change in Control RIC and Personal Unsecured Loans and Allowance for Loan and Lease Losses

As discussed above, the Company has accounted for its consolidation of SC as a business combination. The RIC and personal unsecured loans were adjusted to fair value and their related allowance for loan and lease losses that existed as of the Change in Control was eliminated. The portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SC’s performing RIC and personal unsecured loans that are held for investment were recorded by the Company at a discount. Subsequent to the Change in Control, the purchase discounts on the retail installment loans will be accreted over the remaining expected lives of the loans to their par values using the effective interest rate method, while the purchase discount on the personal unsecured loans given their revolving nature will be amortized on a straight-line basis in accordance with ASC 310-20. The Company assesses the collectability of the recorded investment in the retail installment contracts and personal unsecured loans on a collective basis quarterly and determines the allowance for loan and lease losses at levels considered adequate to cover probable credit losses inherent in the portfolio. The Company recognizes an allowance for loan and lease losses through a charge to provision expense when the recorded investment amounts would exceed unpaid principal balances net of estimated incurred losses.

The Company has irrevocably elected to account for RIC acquired with evidence of credit deterioration at the Change in Control date at fair value in accordance with ASC 825. Accordingly, the Company will not recognize interest income for these RIC and will recognize the fair value adjustments of these loans as part of other non-interest income in the Company’s Consolidated Statement of Operations. For certain of the retail installment contracts which the Company has elected to account for at fair value but are not considered non-accruals, the Company will separately recognize interest income from the total fair value adjustment. No allowance for loan and lease losses will be recognized for loans that the Company has elected to account for at fair value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Post-Change in Control RIC and Personal Unsecured Loans and Allowance for Loan and Lease Losses

RIC and personal unsecured loans originated since the Change in Control are carried at amortized cost, net of allowance for loan and lease losses. Provisions for loan and lease losses are charged to operations in amounts sufficient to maintain the allowance for loan and lease losses at levels considered adequate to cover probable credit losses inherent in our post acquisition finance receivables.

Interest from these loans is accrued when earned in accordance with the terms of the RIC. The accrual of interest is discontinued and reversed once a RIC or personal term becomes more than 60 days past due, and is resumed if a delinquent account subsequently becomes 60 days or less past due. Personal revolving loans continue to accrue interest until they are 180 days past due, at which point they are charged off.

Non-accrual loans
A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. The Company generally places commercial loans and consumer loans on a non-accrual status when they become 90 days or more past due. RIC are placed on non-accrual status when they become more than 60 days past due. When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they returned to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Please refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status.

Charge-off of Uncollectible Loans

Any loan may be charged-off if a loss confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include, but are not limited to, bankruptcy (unsecured), foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan and that collateral asset is the sole source of repayment. The Company generally charges off commercial loans when it is determined that the specific loan or a portion thereof, is uncollectible. This determination is based on facts and circumstances of the individual loans and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform and the overall financial condition of the borrower. The Company generally charges off consumer loans, RIC and personal unsecured loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due; and loans (closed end), automobile loans and retail installment contracts are charged-off when they become 120 days past due. Revolving personal unsecured loans are charged off when they become 180 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

TDRs

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). RIC TDRs generally placed on non-accrual status until they become 60 days or less past due. All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

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

The Company considers all of its loans identified as TDRs as well as all of its non-accrual commercial loans in excess of $1 million to be impaired as of the balance sheet date. The Company may perform an impairment analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company considers all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice as TDRs.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral, less the costs to sell, if the loan is a collateral-dependent loan.

Loans Held for Sale

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Mortgage banking income, net. For residential mortgages where the FVO is selected, direct loan origination costs and fees are recorded in Mortgage banking income, net at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in Mortgage banking income, net.

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. When loans are transferred from held for investment, if the recorded investment of the loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market through miscellaneous income. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through miscellaneous income, net as lower of cost or market adjustments.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and reserve for Unfunded Lending Commitments are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses ("ACL") may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan and lease losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on loans specifically evaluated for impairment and loans collectively evaluated for impairment based on historical loan and lease loss experience adjusted for current trends and both general economic conditions and other risk factors in the Company's loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and non-performing loans ("NPLs"), changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

For the commercial loan portfolio segment, the Company has specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolio segment, risk ratings are assigned to each loan to differentiate risk within the portfolio, and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower's current risk profile and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower's risk rating on no less than an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Risk Review group to ensure consistency and accuracy in risk ratings as well as appropriate frequency of risk rating review by the Company's credit officers. The Company's Credit Risk Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings.

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

For non-TDR RIC and personal unsecured loans, the Company estimates the allowance for loan and lease losses at a level considered adequate to cover probable credit losses inherent in the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan and lease losses.

When the Company determines that the present value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

For the commercial loan portfolio segment, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Company's books as an asset is not warranted. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan and lease loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that would demonstrate repayment include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off to the estimated net recovery value in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession to estimated net recovery value when the automobile is repossessed and legally available for disposition. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder's death or bankruptcy.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

RICs acquired individually are charged off when the account becomes 120 days past due if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and is legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the outstanding amount of the delinquent contract. Accounts in repossession that have been charged off and are pending liquidation are removed from RIC and the related repossessed automobiles are included in other assets in the Company’s Consolidated Balance Sheets. Personal revolving and term loans are charged off when the account becomes 180 and 120 days past due, respectively.

Within the consumer loan portfolio segment, for both residential and home equity loans, loss severity assumptions are incorporated into the loan and lease loss reserve models to estimate loan balances that will ultimately charge off. These assumptions are based on recent loss experience for six LTV bands within the portfolios. LTV ratios are updated based on movements in the state-level Federal Housing Finance Agency House Pricing Indexes.

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

In addition to the allowance for loan and lease losses, management estimates probable losses related to unfunded lending commitments. Unfunded lending commitments for commercial customers are analyzed and segregated by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Consolidated Balance Sheets.

Risk factors are continuously reviewed and revised by management when conditions warrant. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.
The factors supporting the ACL do not diminish the fact that the entire ACL is available to absorb losses in the loan and lease portfolio and related commitment portfolio, respectively. The Company's principal focus, therefore, is on the adequacy of the total ACL.
The ACL is subject to review by banking regulators. The Company's primary bank regulators conduct examinations of the ACL and make assessments regarding its adequacy and the methodology employed in its determination.

When a loan in any portfolio or class has been determined to be impaired (e.g. as discussed above, TDRs and non-accrual commercial loans in excess of $1 million) as of the balance sheet date, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. A specific reserve is established as a component of ACL for these impaired loans. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, the Company recalculates the impairment and appropriately adjusts the specific reserve. This is also the same case if there was a significant change in the initial estimate for impaired loans that are measured based on a loan's observable market price or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan.
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
Prior to the Change in Control, leased vehicles under operating leases were carried at amortized cost net of accumulated depreciation and any impairment charges and are presented as Leased Vehicles, net in the Company’s Consolidated Balance Sheets. As a result of the Change in Control, the assets acquired were adjusted to their estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.
Lease payments due from customers are recorded as income within Lease income in the Company’s Consolidated Statement of Operations, unless and until a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Payments from the vehicle’s manufacturer under its subvention programs are recorded as reductions to the cost of the vehicle and are recognized as an adjustment to depreciation expense on a straight-line basis over the contractual term of the lease. The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that impairment may exist.

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income, and are reported as part of loans held for investment in the Company’s Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. The Company recognizes income over the term of the lease using the constant effective yield method.

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Lease income, while valuation adjustments on lease residuals are included in Other administrative expense in the Consolidated Statements of Operations.

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
(2) Standard depreciable period for software is three years. However, for certain software implementation projects, a five-year period is utilized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Expenditures for maintenance and repairs are charged to Occupancy and equipment expense in the Consolidated Statements of Operations as incurred.

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership ownership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records its equity ownership share of net income or loss of the investee in "Equity method investments (loss)/income, net." The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Equity method investments (loss)/income, net." Distributions received from the income of an investee on cost method investments are included in "Equity method investments (loss)/income, net." Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity method investments" on the Consolidated Balance Sheets.

See Note 8 to the Consolidated Financial Statements for a related discussion of the Company's equity investments in securitization trusts and entities.

Goodwill and Intangible Assets

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

The stock price of SC has declined significantly since December 31, 2015, and it is reasonably possible we may be required to record impairment of our remaining $1.0 billion of goodwill, as well as $38 million of intangible assets not subject to amortization, in periods subsequent to December 31, 2015. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity

The Company's intangible assets consist of assets purchased or acquired through business combinations, including trade names, dealer networks, and core deposit intangibles. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

Indefinite-lived intangible assets are not amortized on a recurring basis, but rather are subject to annual impairment testing as prescribed in ASC 350. The Company performs the impairment analysis during the fourth quarter, or whenever events or changes in business circumstances indicate that an indefinite-lived intangible asset may be impaired. If the estimated fair value is less than the carrying amount of intangible assets with indefinite lives, an impairment charge would be recognized to reduce the asset to its estimated fair value.

The Company recognized $768.8 million of intangible assets when it obtained a controlling financial interest in SC, which was accounted for as a business combination. Refer to Note 3 to the Consolidated Financial Statements for additional details related to the intangible assets. The Company recorded an impairment charge of $11.7 million relating to the trade name within amortization of intangible assets for the year ended December 31, 2015. There were no impairments of these intangible assets during 2014.

MSRs

The Company has elected to measure its residential MSRs at fair value to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

As a benchmark for the reasonableness of the residential MSRs fair value, opinions of value from independent third parties ("Brokers") are obtained. Brokers provide a range of values based upon their own DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside of the Brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value.

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

Other Real Estate Owned ("OREO") and Other Repossessed Assets

OREO and other repossessed assets consist of properties, vehicles, and other assets acquired by, or in lieu of, foreclosure or repossession in partial or total satisfaction of NPLs, including RIC and leases. Assets obtained in satisfaction of a loan are recorded at the estimated fair value minus estimated costs to sell based upon the asset's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the asset minus estimated costs to sell are charged to the allowance for loan and lease losses at the initial measurement date. Subsequent to the acquisition date, OREO and repossessed assets are carried at the lower of cost or fair value less estimated cost to sell. Any declines in the fair value of OREO and repossessed assets below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of OREO and repossessed assets net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the assets are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. The Company generally begins vehicle repossession activity once a customer's account becomes 60 days past due. OREO and other repossessed assets are recorded within Other assets on the Consolidated Balance Sheets and totaled $243.5 million and $202.3 million at December 31, 2015 and December 31, 2014, respectively.

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

Fair value hedges that are highly effective are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the Consolidated Balance Sheets, with the corresponding income or expense recorded in the Consolidated Statements of Operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholder's equity in the accompanying Consolidated Balance Sheets. Amounts are reclassified from accumulated other comprehensive income to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statements of Operations. See Note 15 to the Consolidated Financial Statements for further discussion.

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

A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis were as follows: (a) the expectations of future earnings (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (d) the ability to carry back losses to recoup taxes previously paid; (e) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (f) experience with operating loss and tax credit carry-forwards not expiring unused; (g) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (h) tax planning strategies and (i) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of the Company. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regards to the realizability of its deferred tax asset.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S. and its states and municipalities, and abroad. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and, as new information becomes available. Interest and penalties on income tax payments are included within Income tax provision on the Consolidated Statements of Operations.

The Company recognizes tax benefits in its financial statements when it is more likely than not the related tax position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. See Note 16 to the Consolidated Financial Statements for details on the Company's income taxes.

Asset Securitizations

The Company, through SC, transfers RIC into newly formed Trusts which then issue one or more classes of notes payable backed by the RIC. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities (SPEs) and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the consolidated financial statements, and the associated RIC, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interests are treated as sales of the associated retail installment contracts. While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.

See further discussion on the Company's securitizations in Note 8 to these Consolidated Financial Statements.

Stock-Based Compensation

The Company, through Santander, sponsors stock plans under which incentive and non-qualified stock options and non-vested stock may be granted periodically to certain employees. The Company recognizes compensation expense related to stock options and non-vested stock awards based upon the fair value of the awards on the date of the grant, adjusted for expected forfeitures, which is charged to earnings over the requisite service period (e.g., vesting period). Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. Amounts in the Consolidated Statements of Operations associated with the Bank's stock compensation plan were negligible in all years presented.

The Company assumed stock-based arrangements in connection with the Change in Control. The Company was required to recognize stock option awards that were outstanding as of the Change in Control date at fair value. The portion of the fair value measurement of the share-based payments that is attributable to pre-business combination service is recognized as non-controlling interest and the portion relating to any remaining post business combination service is recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination financial statements. Refer to further discussion of stock-based compensation in Note 17 to these Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Guarantees

Certain off-balance sheet financial instruments of the Company meet the definition of a guarantee that require the Company to perform and make future payments in the event specified triggering events or conditions were to occur over the term of the guarantee. In accordance with the applicable accounting rules, it is the Company’s accounting policy to recognize a liability at inception associated with such a guarantee at the greater of the fair value of the guarantee or the contingent liability. Subsequent to initial recognition, the liability is adjusted based on the passage of time to perform under the guarantee and the changes to the probabilities of occurrence related to the specified triggering events or conditions that would require the Company to perform on the guarantee.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

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

In August 2014, the FASB also issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following its application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Earlier application is permitted. The Company does not expect the adoption of this ASU to have an impact on its financial position, result of operations, or disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for the Company for the first reporting period beginning after December 15, 2015, with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company may be on a retrospective or modified retrospective basis. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. This amendment eliminates the requirement to account for adjustments to provisional amounts recognized in a business combination retrospectively. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2015, with earlier adoption permitted for financial statements that have not been issued. Adoption of the amendment by the Company must be on a prospective basis to adjustments to provisional amounts that occur after the effective date. The Company does not expect the adoption of this ASU will have an impact on its financial position, results of operations, or disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment eliminates the requirement to separate deferred income tax liabilities into current and non-current classification in a classified balance sheet. It further requires that all deferred income taxes be classified as non-current in a classified balance sheet. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted as of the beginning of an interim or annual reporting period. Adoption of this amendment may be applied prospectively or retrospectively. The Company does not classify its deferred income tax liabilities into current and non-current in its Consolidated Balance Sheet. As a result, there is no impact of the adoption of this ASU to the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, to be measured at fair value with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. The amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the fair value option has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the current lease accounting guidance for both the lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in the counterparties to a derivative contract, i.e., a novation, in and of itself, does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of the new guidance can be applied on a modified retrospective or prospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

Also in March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. The new guidance is required to be adopted on a modified retrospective basis to all existing and future debt instruments. The Company is in the process of evaluating the impacts of the adoption of this ASU.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

Additionally, in March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323). The new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method of accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of the new guidance can be applied only a prospective basis for investments those qualify for the equity method of accounting after the effective date. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

NOTE 3. BUSINESS COMBINATIONS

General

On January 28, 2014, the Company obtained a controlling financial interest in SC in connection with the Change in Control. The financial information set forth in these Consolidated Financial Statements gives effect to the Company’s consolidation of SC as a result of the Change in Control.

Consolidated Assets acquired and Liabilities assumed

The Company did not incur any material transaction-related expenses in connection with the Change in Control, and no cash, equity interests, or other forms of consideration were transferred from the Company in connection with the Change in Control. As a result, the Company measured goodwill by reference to the fair value of SC's equity as implied by the IPO price. The following table summarizes these equity related interests in SC which constitute the purchase price and the identified assets acquired and liabilities assumed:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS (continued)

January 28, 2014
(in thousands)
Fair value of noncontrolling interest in SC	$3,273,265
Fair value of SC employee vested stock options	210,181
Fair value of SHUSA remaining ownership interest in SC	5,063,881
Fair value of equity-related interests in SC	$8,547,327

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$11,075
Restricted cash	1,704,906
Loan receivables - held for sale	990,137
Loan receivables - retail installment contracts	19,870,790
Loan receivables from dealers	102,689
Loan receivables - unsecured	1,009,896
Premises and equipment	74,998
Leased vehicles, net	2,486,929
Intangibles	768,750
Miscellaneous receivables and other assets	1,061,351
Deferred tax asset	16,399
Borrowings and other debt obligations	(24,497,607)
Accounts payable and accrued liabilities	(520,568)
Total identifiable net assets	3,079,745

Goodwill	$5,467,582

The fair value of the non-controlling interest ("NCI") of $3.3 billion and the fair value of the Company's remaining ownership interest in SC of $5.1 billion were determined on the basis of the market price of SC Common Stock on the Change in Control date.

The Company recognized SC’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented an NCI in SC as of the IPO date, while $159.1 million of the total amount pertains to the post-business combination portion, which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of this total $159.1 million, $82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of stock option awards was estimated using the Black-Scholes option valuation model. The Company also recognized SC's restricted stock awards that were outstanding as of the IPO date at fair value. These shares of restricted stock were granted to certain SC executives on December 28, 2013 and had an aggregate fair value of approximately $12.0 million as of the IPO date. The grant date fair value was determined based on SC's per share prices as of the IPO closing date.

The fair value of the assets acquired includes finance receivables. SHUSA estimated the fair value of loans acquired from SC by utilizing a methodology in which similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of SC's allowance for loan and lease losses associated with the loans SHUSA acquired as the loans were initially recorded at fair value.

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

Goodwill recognized in connection with the Change in Control is attributable to SC's workforce as well as the experience, proven track record, and strong capabilities of its senior management team. The goodwill associated with the Change in Control was allocated to the SC segment and is not deductible for tax purposes.

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

January 28, 2014
(in thousands)

Gain attributable to SC shares sold	$137,536
Gain attributable to the remaining equity interest	2,291,003
Total pre-tax gain	$2,428,539

In connection with the closing of the IPO on January 28, 2014, the Company sold 13,895,243 shares of SC Common Stock, which generated proceeds of $320.1 million and a realized gain on sale of $137.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS (continued)

Proforma Financial Information

The results of SC were included in the Company's results beginning January 28, 2014. The following table summarizes the actual amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SC included in the Consolidated Financial Statements for the year ended December 31, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for the year ended December 31, 2014 as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SC Amounts Included in Results for the	Supplemental Pro Forma Combined (b)
	Year Ended December 31, 2014	Year Ended December 31, 2014
	(As Restated)

Total Revenue, Net of Total Interest Expense (a)	$5,684,942	$8,402,844
Net Income including Noncontrolling Interest	1,111,696	947,745

(a) Total Revenue, Net of Total Interest Expense is calculated as the sum of Total Interest Income and Total Non-Interest Income, less Total Interest Expense.
(b) Includes the impact of recording provision for loan and lease losses necessary to bring the RIC and personal unsecured loans to their expected carrying values considering the required allowance for loan and lease losses on their recorded investment amounts.

These amounts have been calculated after applying SHUSA's accounting policies and adjusting the results of SC to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to loans, debt, premises and equipment had been applied from January 1, 2013 with the consequential tax effects.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$3,192,411	$1,658	$(5,681)	$3,188,388
Corporate debt securities	1,476,801	10,021	(11,248)	1,475,574
Asset-backed securities ("ABS")	1,763,178	7,826	(1,494)	1,769,510
Equity securities	10,894	1	(408)	10,487
State and municipal securities	748,696	19,616	(432)	767,880
Mortgage-backed securities ("MBS"):
U.S. government agencies - Residential	4,033,041	10,225	(36,513)	4,006,753
U.S. government agencies - Commercial	1,006,161	3,347	(7,153)	1,002,355
FHLMC and FNMA - Residential debt securities (1)	8,636,745	10,556	(153,128)	8,494,173
FHLMC and FNMA - Commercial debt securities	138,094	723	(2,487)	136,330
Non-agency securities	45	—	—	45
Total investment securities available-for-sale	$21,006,066	$63,973	$(218,544)	$20,851,495

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,692,838	$2,985	$(56)	$1,695,767
Corporate debt securities	2,159,681	29,630	(6,910)	2,182,401
Asset-backed securities	2,707,207	17,787	(4,591)	2,720,403
Equity securities	10,619	3	(279)	10,343
State and municipal securities	1,790,776	35,071	(2,385)	1,823,462
Mortgage-backed securities:
U.S. government agencies - Residential	2,151,111	1,626	(33,811)	2,118,926
U.S government agencies - Commercial	472,611	183	(7,186)	465,608
FHLMC and FNMA - Residential debt securities	4,971,045	12,817	(129,990)	4,853,872
FHLMC and FNMA - Commercial debt securities	23,929	157	(171)	23,915
Non-agency securities	12,842	539	—	13,381
Total investment securities available-for-sale	$15,992,659	$100,798	$(185,379)	$15,908,078

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

In 2015 and 2014, SHUSA sold $395.2 million and $2.1 billion of qualifying residential loans to FHLMC in return for $416.7 million and $2.1 billion of mortgage-backed securities ("MBS") issued by FHLMC resulting in a net realized gain on sale of $22.0 million and $49.8 million, respectively, which is included in the Mortgage banking income, net line of the Company's Consolidated Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

Subsequent to year end, during the first quarter of 2016, as part of its management of the investment portfolio, the Company sold $2.9 billion of U.S. Treasury securities and purchased these securities with agency MBS. The Company recognized a gain of $6.7 million on the sale of the U.S Treasury securities.

As of December 31, 2015 and 2014, the Company had investment securities available-for-sale with an estimated fair value of $3.5 billion and $3.5 billion, respectively, pledged as collateral, which was comprised of the following: $2.9 billion and $2.6 billion, respectively, were pledged to secure public fund deposits; $117.6 million and $301.6 million, respectively, were pledged at various independent parties ("Brokers") to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $395.8 million and $560.6 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At December 31, 2015 and 2014, the Company had $65.1 million and $66.9 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Consolidated Balance Sheet.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA+ as of December 31, 2015. The largest geographic concentrations of state and local municipal bonds are in Connecticut, Massachusetts, and Washington, which represented 12.1%, 14.7%, and 21.5% respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at December 31, 2015 are as follows:

	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
	(in thousands)
U.S Treasury securities	$500,550	$2,687,838	$—	$—	$3,188,388	0.97%
Corporate debt securities	65,465	1,410,109	—	—	1,475,574	2.28%
Asset backed securities	203,802	1,354,216	39,949	171,543	1,769,510	1.41%
State and municipal securities	—	5	190,926	576,949	767,880	2.74%
Mortgage-backed securities:
U.S. government agencies - Residential	—	6,308	213	4,000,232	4,006,753	1.71%
U.S government agencies - Commercial	—	—	—	1,002,355	1,002,355	2.24%
FHLMC and FNMA - Residential debt securities	—	5,916	270,989	8,217,268	8,494,173	2.01%
FHLMC and FNMA - Commercial debt securities	—	7,755	25,348	103,227	136,330	2.90%
Non-agencies	—	45	—	—	45	3.35%
Total fair value	$769,817	$5,472,192	$527,425	$14,071,574	$20,841,008	1.81%
Weighted Average Yield	1.09%	1.43%	1.94%	1.99%	1.81%
Total amortized cost	$773,150	$5,466,760	$525,590	$14,229,672	$20,995,172
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale
The following tables present the aggregate amount of unrealized losses as of December 31, 2015 and 2014 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$2,243,343	$(5,681)	$—	$—	$2,243,343	$(5,681)
Corporate debt securities	775,366	(5,269)	152,486	(5,979)	927,852	(11,248)
Asset-backed securities	300,869	(1,083)	35,126	(411)	335,995	(1,494)
Equity securities	596	(7)	9,748	(401)	10,344	(408)
State and municipal securities	15,665	(119)	26,024	(313)	41,689	(432)
Mortgage-backed securities:
U.S. government agencies - Residential	1,670,150	(11,164)	954,916	(25,349)	2,625,066	(36,513)
U.S government agencies - Commercial	367,706	(3,382)	114,038	(3,771)	481,744	(7,153)
FHLMC and FNMA - Residential debt securities	4,650,327	(38,013)	2,127,962	(115,115)	6,778,289	(153,128)
FHLMC and FNMA - Commercial debt securities	115,347	(2,487)	—	—	115,347	(2,487)
Total	$10,139,369	$(67,205)	$3,420,300	$(151,339)	$13,559,669	$(218,544)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$298,914	$(56)	$—	$—	$298,914	$(56)
Corporate debt securities	538,108	(3,262)	214,852	(3,648)	752,960	(6,910)
Asset-backed securities	632,936	(1,437)	424,333	(3,154)	1,057,269	(4,591)
Equity securities	55	—	9,879	(279)	9,934	(279)
State and municipal securities	45,128	(90)	192,091	(2,295)	237,219	(2,385)
Mortgage-backed securities:
U.S. government agencies - Residential	415,731	(2,693)	1,348,908	(31,118)	1,764,639	(33,811)
U.S. government agencies - Commercial	281,258	(2,459)	136,269	(4,727)	417,527	(7,186)
FHLMC and FNMA - Residential debt securities	399,176	(2,019)	2,607,695	(127,971)	3,006,871	(129,990)
FHLMC and FNMA - Commercial debt securities	11,269	(171)	—	—	11,269	(171)
Total	$2,622,575	$(12,187)	$4,934,027	$(173,192)	$7,556,602	$(185,379)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on at least a quarterly basis. Individual securities are further assessed for OTTI as deemed necessary. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO scores and weighted average loan-to-value ("LTV") ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

During the second quarter of 2015, the Company began implementing a strategy to improve the Bank's liquidity by selling non-high-quality liquid assets and reinvesting the funds into high-quality liquid assets ("HQLA"). HQLA are low risk assets that can easily and immediately be converted into cash at little or no loss of value such as cash or investment securities guaranteed by a sovereign entity. At June 30, 2015, nine securities with totaling a book value of $377.0 million in an unrealized loss position had not yet been sold. Because the Company could no longer assert that it did not have the intent to sell these securities, the Company determined that the impairment was other-than-temporary. As a result, these securities were written down to fair value, resulting in a $1.1 million OTTI charge. These securities were sold during the third quarter of 2015 for an additional loss of $1.0 million. No additional OTTI was recorded in earnings during the years ended December 31, 2015 or 2014. In 2013, the Company recorded $63.6 million of OTTI in the Consolidated Statement of Operations on certain available-for-sale securities with a book value $2.5 billion that management designated for sale as a result of rising market interest rates. All of the securities designated for sale were sold in the third quarter of 2013, which at the time of sale had a book value of $2.3 billion. The Company incurred an additional loss on the sale of these securities during the third quarter of 2013 of $23.5 million.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 497 individual securities at December 31, 2015) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Proceeds from the sales of available-for-sale securities	$2,809,779	$341,513	$8,050,028

Gross realized gains	$23,786	$28,473	$115,540
Gross realized losses	(5,692)	(1,239)	(42,456)
OTTI	(1,092)	—	(63,630)
Net realized gains	$17,002	$27,234	$9,454

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

The Company recognized $17.0 million, $27.2 million, and $9.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, in gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the year ended December 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million and the sale of corporate debt securities with a book value of $566.2 million for a gain of $6.7 million, offset by the sale of ABS with a book value of $683.9 million for a loss of $0.2 million and the OTTI charge of $1.1 million. The net gain realized for the year ended December 31, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $219.6 million for a gain of $4.8 million, and the sale of MBS with a book value of $579.4 million for a gain of $13.1 million. The net gain realized in 2013 primarily included the sale of CMOs with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, offset by the OTTI charge of $63.6 million, and the sale of MBS, including CMOs, with a book value of $2.3 billion for a loss of $24.2 million.

Nontaxable interest and dividend income earned on investment securities was $34.1 million, $66.7 million, and $71.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Tax expenses related to net realized gains and losses from sales of investment securities for the years ended December 31, 2015, 2014 and 2013 were $6.7 million, $971.7 million, and $3.8 million, respectively.

Trading Securities

The Company did not hold any trading securities at December 31, 2015, compared to $833.9 million held at December 31, 2014. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Consolidated Statement of Operations as the Company utilized trading securities to economically hedge the MSR portfolio. The realized activity of trading gains and losses related to trading securities are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net gains recognized during the period on trading securities	$6,391	$9,325	$—
Less: Net gains recognized during the period on trading securities sold during the period	6,391	3,782	—
Unrealized gains during the reporting period on trading securities still held at the reporting date	$—	$5,543	$—

As of December 31, 2014, the Company had trading securities with an estimated fair value of $51.8 million pledged as collateral to secure the Bank's customer overnight sweep product.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $997.9 million and $817.0 million as of December 31, 2015 and 2014, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2015, the Company purchased $501.5 million of FHLB stock at par, and redeemed $325.6 million of FHLB stock at par. The Company also purchased $5.0 million of FRB stock at par during the year ended December 31, 2015. There was no gain or loss associated with these redemptions. Other investments also includes $26.4 million of Low Income Housing Tax Credit ("LIHTC") investments as of December 31, 2015.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $59.4 billion at December 31, 2015 and $52.5 billion at December 31, 2014.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2015 was $3.2 billion, compared to $260.3 million at December 31, 2014. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 19 to the Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the credit loss allowance associated with SC's personal loan portfolio to value the portfolio at the lower of cost or market, and the adjusted credit loss allowance was released through the provision for credit losses; reflected as a charge-off against the credit loss allowance. Future loan originations and purchases under SC’s personal lending platform will also be classified as held for sale. As of December 31, 2015, the value of the held for sale personal unsecured loan portfolio was $2.0 billion.

On February 1, 2016, SC completed the sale of assets from the personal unsecured held-for-sale portfolio to a third party. As of December 31, 2015, the balance of the loans associated with this sale was $900 million.

In 2015, the Company sold $395.2 million of qualifying residential loans to the FHLMC in return for $416.7 million of MBS issued by the FHLMC compared to the $2.1 billion of qualifying residential loans sold to the FHLMC in return for $2.1 billion of MBS issued by the FHLMC in 2014. These sales resulted in a net realized gain on sale of $22.0 million and $49.8 million, in 2015 and 2014, respectively, which are included in Mortgage banking income, net line of the Company's Consolidated Statement of Operations.

During the third quarter of 2015, the Company repurchased a portfolio of performing multifamily loans from FNMA for $1.4 billion. In 2014, the Company repurchased $898.5 million of performing loans previously sold to FNMA.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2015 and December 31, 2014, accrued interest receivable on the Company's loans was $531.2 million and $492.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
			(As Restated)
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,722,917	11.0%	$8,739,233	11.5%
Commercial and industrial loans	19,785,446	24.9%	17,092,312	22.5%
Multifamily loans	9,438,463	11.9%	8,705,890	11.5%
Other commercial(2)	2,676,506	3.4%	2,084,232	2.7%
Total commercial loans held for investment	40,623,332	51.2%	36,621,667	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,230,995	7.8%	6,773,575	8.9%
Home equity loans and lines of credit	6,146,913	7.7%	6,206,980	8.2%
Total consumer loans secured by real estate	12,377,908	15.5%	12,980,555	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	24,763,523	31.2%	22,421,793	29.5%
Personal unsecured loans	685,467	0.9%	2,696,820	3.5%
Other consumer(3)	1,032,580	1.2%	1,303,279	1.7%
Total consumer loans	38,859,478	48.8%	39,402,447	51.8%
Total loans held for investment(1)	$79,482,810	100.0%	$76,024,114	100.0%
Total loans held for investment:
Fixed rate	$46,833,363	58.9%	$45,416,960	59.7%
Variable rate	32,649,447	41.1%	30,607,154	40.3%
Total loans held for investment(1)	$79,482,810	100.0%	$76,024,114	100.0%
(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $131.2 million as of December 31, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
(2)Other commercial primarily includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicles and marine loans.

Portfolio segments and classes

GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes an alternate categorization, compared to the financial statement categorization of loans, to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital”, which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” primarily represents the CEVF business.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses and other credit quality disclosures at December 31, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2015	December 31, 2014
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,949,089	$3,218,151
Middle Market Real Estate	4,223,359	3,743,100
Santander Real Estate Capital	1,550,469	1,777,982
Total commercial real estate	8,722,917	8,739,233
Commercial and industrial (3)	19,785,446	17,092,312
Multifamily	9,438,463	8,705,890
Other commercial	2,676,506	2,084,232
Total commercial loans held for investment	$40,623,332	$36,621,667

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Commercial and industrial loans excluded $86.4 million and $19.1 million of LHFS at December 31, 2015 and December 31, 2014, respectively.

The Company's portfolio segments are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” include all organic home equity contracts and purchased home equity portfolios. "RIC and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine retail installment contracts. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine and RV contracts as well as indirect auto loans.

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2015	December 31, 2014
		(As Restated)
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,230,995	$6,773,575
Home equity loans and lines of credit	6,146,913	6,206,980
Total consumer loans secured by real estate	12,377,908	12,980,555
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	24,763,523	22,421,793
Personal unsecured loans(5)	685,467	2,696,820
Other consumer	1,032,580	1,303,279
Total consumer loans held for investment	$38,859,478	$39,402,447

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Residential mortgages exclude $236.8 million and $195.7 million of LHFS at December 31, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans exclude $905.7 million and $45.4 million of LHFS at December 31, 2015 and December 31, 2014, respectively.

(5)	Personal unsecured loans exclude $2.0 billion of LHFS at December 31, 2015. There were no personal unsecured loans HFS at December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$386,837	$1,330,782	$33,024	$1,750,643
Provision for loan and lease losses	150,859	3,937,980	12,304	4,101,143
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(165,546)	(4,543,646)	—	(4,709,192)
Recoveries	61,364	2,026,918	—	2,088,282
Charge-offs, net of recoveries	(104,182)	(2,516,728)	—	(2,620,910)
Allowance for loan and lease losses, end of period	$433,514	$2,724,917	$45,328	$3,203,759
Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	14,756	—	—	14,756
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	147,397	—	—	147,397
Total allowance for credit losses, end of period	$580,911	$2,724,917	$45,328	$3,351,156
Ending balance, individually evaluated for impairment(2)	$51,743	$847,672	$—	$899,415
Ending balance, collectively evaluated for impairment	381,771	1,877,245	45,328	2,304,344

Financing receivables:
Ending balance	$40,709,731	$41,964,841	$—	$82,674,572
Ending balance, evaluated under the fair value option or lower of cost or fair value	86,399	3,529,120	—	3,615,519
Ending balance, individually evaluated for impairment(2)	403,728	4,115,277	—	4,519,005
Ending balance, collectively evaluated for impairment	40,219,604	34,320,444	—	74,540,048
(1) The "Other" amount represents the impact on the allowance for loan and lease losses in connection with SC classifying approximately $1.0 billion of retail installment contracts ("RICs") as held-for-sale during the first quarter of 2015.
(2) Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2014
	(As Restated)
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan and lease losses	13,088	2,558,317	5,408	2,576,813
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(109,704)	(2,697,290)	—	(2,806,994)
Recoveries	40,379	1,167,328	—	1,207,707
Charge-offs, net of recoveries	(69,325)	(1,529,962)	—	(1,599,287)
Allowance for loan and lease losses, end of period	$386,837	$1,330,782	$33,024	$1,750,643

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(82,000)	—	—	(82,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	132,641	—	—	132,641
Total allowance for credit losses, end of period	$519,478	$1,330,782	$33,024	$1,883,284
Ending balance, individually evaluated for impairment(2)	$80,701	$55,182	$—	$135,883
Ending balance, collectively evaluated for impairment	306,136	1,275,600	33,024	1,614,760

Financing receivables:
Ending balance	$36,640,761	$39,643,605	$—	$76,284,366
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	19,094	1,087,068	—	1,106,162
Ending balance, individually evaluated for impairment(2)	492,606	337,390	—	829,996
Ending balance, collectively evaluated for impairment	36,129,061	38,219,147	—	74,348,208

(1)
The "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of troubled debt restructurings ("TDRs") and non-performing loans ("NPLs") classified as held-for-sale during the year.

(2)	Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Provision for / (Release of) loan and lease losses	(67,472)	101,985	2,337	36,850
Charge-offs	(123,517)	(191,687)	—	(315,204)
Recoveries	53,132	46,090	—	99,222
Charge-offs, net of recoveries	(70,385)	(145,597)	—	(215,982)
Allowance for loan and lease losses, end of period	$443,074	$363,647	$27,616	$834,337

Reserve for unfunded lending commitments, beginning of period	$210,000	$—	$—	$210,000
Provision for unfunded lending commitments	10,000	—	—	10,000
Reserve for unfunded lending commitments, end of period	220,000	—	—	220,000
Total allowance for credit losses, end of period	$663,074	$363,647	$27,616	$1,054,337
Ending balance, individually evaluated for impairment(2)	$90,594	$135,202	—	$225,796
Ending balance, collectively evaluated for impairment	$352,480	$228,445	$27,616	$608,541

Financing receivables:
Ending balance	$32,169,154	$17,881,472	$—	$50,050,626
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	17,932	111,017	—	$128,949
Ending balance, individually evaluated for impairment(2)	479,343	753,809	—	$1,233,152
Ending balance, collectively evaluated for impairment	31,671,879	17,016,646	—	$48,688,525

(1) Represents LHFSS and those loans for which the Company has elected the fair value option.
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$71,979	$90,579
Middle market commercial real estate	37,745	71,398
Santander real estate capital	3,454	5,803
Commercial and industrial	85,928	54,658
Multifamily	9,162	9,639
Other commercial	2,982	4,136
Total commercial loans	211,250	236,213
Consumer:
Residential mortgages	173,780	231,316
Home equity loans and lines of credit	127,171	142,026
Retail installment contracts and auto loans	1,104,986	960,293
Personal unsecured loans	895	14,007
Other consumer	22,072	12,654
Total consumer loans	1,428,904	1,360,296
Total non-accrual loans	1,640,154	1,596,509

Other real estate owned ("OREO")	38,959	65,051
Repossessed vehicles	172,375	136,136
Foreclosed and other repossessed assets	374	11,375
Total OREO and other repossessed assets	211,708	212,562
Total non-performing assets	$1,851,862	$1,809,071

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

For reporting of past due loans, a payment of 90% or more of the amount due will be considered to meet the contractual requirements.
For certain RICs, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. The Company aggregates partial payments in determination of whether a full payment has been missed in computing past due status.

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of December 31, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,085	$30,000	$48,085	$2,901,004	$2,949,089	$—
Middle market commercial real estate	575	21,063	21,638	4,201,721	4,223,359	—
Santander real estate capital	—	654	654	1,549,815	1,550,469	—
Commercial and industrial	31,488	44,101	75,589	19,796,256	19,871,845	—
Multifamily	2,951	4,537	7,488	9,430,975	9,438,463	—
Other commercial	3,968	2,079	6,047	2,670,459	2,676,506	—
Consumer:
Residential mortgages	140,323	142,510	282,833	6,184,922	6,467,755	—
Home equity loans and lines of credit	28,166	79,715	107,881	6,039,032	6,146,913	—
Retail installment contracts and auto loans	3,354,728	317,008	3,671,736	21,997,496	25,669,232	—
Personal unsecured loans	78,741	83,686	162,427	2,485,934	2,648,361	79,346
Other consumer	38,418	32,228	70,646	961,934	1,032,580	—
Total	$3,697,443	$757,581	$4,455,024	$78,219,548	$82,674,572	$79,346

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	As of December 31, 2014
	(As Restated)
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,080	$3,218,151	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,317	3,743,100	—
Santander real estate capital	4,329	2,115	6,444	1,771,538	1,777,982	—
Commercial and industrial	27,071	23,469	50,540	17,060,866	17,111,406	—
Multifamily	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,084,157	6,206,980	—
Retail installment contracts and auto loans	3,046,943	259,534	3,306,477	19,160,740	22,467,217	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	47,696	30,653	78,349	1,224,930	1,303,279	—
Total	$3,460,694	$793,324	$4,254,018	$72,030,348	$76,284,366	$93,152

(1)	Financing receivables include LHFS.

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

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$40,843	$43,582	$—	$39,289
Middle market commercial real estate	78,325	123,495	—	103,059
Santander real estate capital	2,815	2,815	—	2,899
Commercial and industrial	3,635	5,046	—	5,780
Multifamily	9,467	10,488	—	15,980
Other commercial	239	239	—	164
Consumer:
Residential mortgages	26,808	26,808	—	25,108
Home equity loans and lines of credit	31,080	31,080	—	29,155
Retail installment contracts and auto loans	87,138	110,575	—	937,131
Personal unsecured loans(2)	12,865	12,865	—	6,729
Other consumer	2,210	2,210	—	3,905
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	31,376	32,650	6,413	45,663
Middle market commercial real estate	38,046	43,745	5,624	49,072
Santander real estate capital	654	782	98	2,266
Commercial and industrial	113,451	142,308	38,416	88,818
Multifamily	5,653	5,658	443	5,816
Other commercial	3,216	4,465	749	2,574
Consumer:
Residential mortgages	172,265	200,176	25,034	151,539
Home equity loans and lines of credit	71,847	86,355	3,757	65,990
Retail installment contracts and auto loans	3,790,551	4,133,121	815,226	1,923,700
Personal unsecured loans	1,839	2,226	430	9,158
Other consumer	18,663	23,790	3,225	17,479
Total:
Commercial	$327,720	$415,273	$51,743	$361,380
Consumer	4,215,266	4,629,206	847,672	3,169,894
Total	$4,542,986	$5,044,479	$899,415	$3,531,274

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $439.6 million for the year ended December 31, 2015 on approximately $3.8 billion of TDRs that were returned to performing status as of December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2014
	(As Restated)
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$37,735	$40,453	$—	$40,610
Middle market commercial real estate	127,792	172,766	—	114,465
Santander real estate capital	2,982	2,982	—	1,867
Commercial and industrial	7,925	17,732	—	10,528
Multifamily	22,492	22,492	—	24,762
Other commercial	88	88	—	44
Consumer:
Residential mortgages	23,408	23,408	—	57,776
Home equity loans and lines of credit	27,230	27,230	—	29,152
Retail installment contracts and auto loans	1,787,123	2,040,785	—	893,562
Personal unsecured loans	592	592	—	296
Other consumer	5,600	5,600	—	6,973
With an allowance recorded:
Commercial:
Corporate banking	59,950	66,328	25,322	56,856
Middle market commercial real estate	60,098	66,024	17,004	89,472
Santander real estate capital	3,878	6,356	364	6,630
Commercial and industrial	64,184	72,488	35,849	82,204
Multifamily	5,979	7,076	1,475	8,699
Other commercial	1,932	1,995	687	1,055
Consumer:
Residential mortgages	130,813	156,669	23,628	339,071
Home equity loans and lines of credit	60,132	69,374	5,002	57,516
Retail installment contracts and auto loans	56,844	58,229	16,819	28,422
Personal unsecured loans	16,476	16,815	6,508	9,506
Other consumer	16,295	22,812	3,264	16,889
Total:
Commercial	$395,035	$476,780	$80,701	$437,192
Consumer	2,124,513	2,421,514	55,221	1,439,163
Total	$2,519,548	$2,898,294	$135,922	$1,876,355

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $115.5 million for the year ended December 31, 2014 on approximately $2.0 billion of TDRs that were returned to performing status as of December 31, 2014.

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

SUBSTANDARD. Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. A well-defined weakness or weaknesses exist that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,627,159	$4,055,622	$1,363,031	$18,878,763	$9,114,466	$2,631,935	$38,670,976
Special Mention	99,090	29,621	144,597	492,127	249,165	28,686	1,043,286
Substandard	208,785	117,571	42,187	467,983	74,410	15,601	926,537
Doubtful	14,055	20,545	654	32,972	422	284	68,932
Total commercial loans	$2,949,089	$4,223,359	$1,550,469	$19,871,845	$9,438,463	$2,676,506	$40,709,731

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,319	$8,533,427	$2,064,947	$35,042,081
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,161	34,604	2,817	19,974	431	499	89,486
Total commercial loans	$3,218,151	$3,743,100	$1,777,982	$17,111,406	$8,705,890	$2,084,232	$36,640,761

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

In early 2015, the Company increased its origination volume of loans to borrowers with limited credit bureau attributes, such as less than 36 months of history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors, such as the LexisNexis risk view score, loan-to-value ratio, and payment-to-income ratio, are utilized to assign an internal credit score. Origination volume of these loans was $3.8 billion and $2.2 billion for the years ended December 31, 2015 and 2014, respectively. The Company's credit loss allowance forecasting models are not calibrated for this higher concentration of loans with limited bureau attributes and, accordingly, as of December 31, 2015, the Company recorded a qualitative adjustment of $157.8 million, increasing the allowance ratio on individually acquired retail installment contracts by 0.6% of unpaid principal balance. This adjustment was necessary to increase the credit loss allowance for additional charge offs expected on this portfolio, based on loss performance information available to date, which evidences higher losses in the first months after origination for these loans in comparison to loans with standard bureau attributes.

During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal unsecured loans. As a result, the Company adjusted the credit loss allowance associated with these loans to the lower of cost or fair value. The remaining personal unsecured loan portfolio was held-for-investment at December 31, 2015. The allowance model for these loans does not consider credit scores.

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	December 31, 2015		December 31, 2014
			(As Restated)
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Retail installment contracts and auto loans(3)	Percent
	(dollars in thousands)
No FICOs(1)	$4,932,840	19.2%	$2,670,336	12.0%
<600	$13,436,588	52.3%	$11,690,013	52.0%
600-639	4,280,902	16.7%	4,053,434	18.0%
640-679	3,018,902	11.8%	4,053,434	18.0%
Total	$25,669,232	100.0%	$22,467,217	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs loans include $905.7 million and $45.4 million of LHFS at December 31, 2015 and December 31, 2014 that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2014
Credit Score Range(2)	Personal unsecured loans balance	Percent
	(dollars in thousands)
<600	$479,537	17.8%
600-639	440,476	16.3%
640-679	1,135,068	42.1%
N/A(1)	641,739	23.8%
Total	$2,696,820	100.0%

Consumer Lending Asset Quality Indicators-FICO and Loan-to-Value (LTV)

For both residential and home equity loans, loss severity assumptions are incorporated in the loan and lease loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various current LTV bands within these portfolios. LTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current LTV. The Company's allowance for loan and lease losses incorporates the refreshed LTV information to update the distribution of defaulted loans by LTV as well as the associated loss given default for each LTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
December 31, 2015	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$461,839	$12,250	$2,769	$—	$—	$—	$—	$476,858
<600	128	226,185	69,698	30,491	18,279	8,441	9,602	362,824
600-639	1	158,290	43,002	23,281	15,585	5,238	7,579	252,976
640-679	230	252,727	81,552	35,001	29,125	9,101	12,034	419,770
680-719	19	462,180	183,568	62,670	51,659	9,194	22,770	792,060
720-759	339	681,473	341,934	72,729	55,461	11,024	20,982	1,183,942
>=760	84	2,049,268	717,671	112,721	57,385	21,580	20,616	2,979,325
Grand Total	$462,640	$3,842,373	$1,440,194	$336,893	$227,494	$64,578	$93,583	$6,467,755

(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV (CLTV) for financing receivables in second lien position for the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(2)
December 31, 2015	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$188,060	$390	$305	$—	$—	$188,755
<600	11,110	155,306	79,389	22,373	22,261	290,439
600-639	8,871	140,277	83,548	20,766	12,525	265,987
640-679	12,534	254,481	174,223	32,925	26,565	500,728
680-719	14,273	431,818	317,260	56,589	31,722	851,662
720-759	12,673	614,748	425,744	63,840	39,981	1,156,986
>=760	34,579	1,644,168	1,007,561	135,571	70,477	2,892,356
Grand Total	$282,100	$3,241,188	$2,088,030	$332,064	$203,531	$6,146,913

(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV (CLTV) for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2014	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$437,215	$14,801	$643	$8,676	$14,934	$—	$—	$476,269
<600	94	279,197	91,037	41,341	17,271	15,017	16,327	460,284
600-639	200	154,557	50,238	25,861	13,218	6,337	13,446	263,857
640-679	—	303,319	87,055	40,863	26,618	11,456	19,530	488,841
680-719	25	528,979	161,023	66,898	40,456	11,503	34,473	843,357
720-759	314	758,315	271,983	80,077	42,872	16,344	39,927	1,209,832
>=760	124	2,328,907	633,004	132,640	60,434	29,738	42,022	3,226,869
Grand Total	$437,972	$4,368,075	$1,294,983	$396,356	$215,803	$90,395	$165,725	$6,969,309

(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV (CLTV) for financing receivables in second lien position for the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(1)
December 31, 2014	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$213,289	$2,265	$863	$336	$148	$216,901
<600	13,543	158,712	69,381	24,069	20,989	286,694
600-639	9,748	154,887	76,431	23,410	14,118	278,594
640-679	14,717	279,397	157,214	38,057	25,117	514,502
680-719	15,984	488,982	272,083	56,560	33,714	867,323
720-759	15,643	672,971	381,828	64,993	45,810	1,181,245
>=760	36,962	1,736,574	885,774	125,773	76,638	2,861,721
Grand Total	$319,886	$3,493,788	$1,843,574	$333,198	$216,534	$6,206,980
(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV (CLTV) for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	December 31, 2015	December 31, 2014
		(As Restated)
	(in thousands)
Performing	$3,807,751	$2,041,973
Non-performing	603,496	343,533
Total	$4,411,247	$2,385,506

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationships with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions, interest rate reductions, etc. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. Commercial TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

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
For the Company’s other consumer portfolios, including RIC and autos, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date or principal forgiveness.
Consumer TDRs excluding RIC are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is implemented. RIC resume interest accrual as soon as they become current and continue to accrue interest as long as they remain in performing status. The TDR classification will remain on the loan until it is paid in full or liquidated.

In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan. During the third quarter of 2015, the Company reassessed its TDR definition and has determined that certain modifications should not be reported as a TDR. An example of that is RIC that have received modifications under the Servicemembers Civil Relief Act (the "SCRA"). The inclusion of these modified loans was not material to prior periods.

TDR Impact to Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores.

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the original effective interest rate or fair value of collateral, less costs to sell. The amount of the required allowance for loan and lease loss is equal to the difference between the loan’s impaired value and the recorded investment.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the years ended December 31, 2015 and December 31, 2014, respectively:

	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	21	$40,931	$(1,027)	$(2,716)	$(194)	$36,994
Middle market	2	17,024	—	—	(2,110)	$14,914
Santander real estate capital	1	4,977	—	—	(7)	$4,970
Commercial and industrial	595	19,218	—	—	—	$19,218
Consumer:
Residential mortgages(3)	513	69,563	10	(680)	265	$69,158
Home equity loans and lines of credit	470	31,848	—	—	(256)	$31,592
Retail installment contracts and auto loans	254,356	3,911,124	(4,957)	—	(1,105)	$3,905,062
Personal unsecured loans	15,492	18,870	—	(110)	(96)	$18,664
Other consumer	55	3,218	(1)	—	(217)	$3,000
Total	271,505	$4,116,773	$(5,975)	$(3,506)	$(3,720)	$4,103,572

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.
(3) The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2014
	(As Restated)
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	30	$73,246	$(355)	$(529)	$(670)	$71,692
Middle Market	7	70,353	—	—	(2,900)	67,453
Commercial and industrial	72	2,169	(3)	—	—	2,166
Other commercial	5	2,503	(33)	2	—	2,472
Consumer:
Residential mortgages(3)	266	47,643	(18)	(118)	987	48,494
Home equity loans and lines of credit	115	10,509	—	—	—	10,509
Retail installment contracts and auto loans	142,900	1,976,877	(7,504)	—	(2,457)	1,966,916
Personal unsecured loans	13,999	15,810	—	—	(127)	15,683
Other consumer	13	863	(1)	—	30	892
Total	157,407	$2,199,973	$(7,914)	$(645)	$(5,137)	$2,186,277

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RIC, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2015 and December 31, 2014, respectively.

	Year Ended December 31,
	2015		2014
			(As Restated)
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	61	$1,961	1	$52
Consumer:
Residential mortgages	22	2,840	28	4,214
Home equity loans and lines of credit	15	1,789	9	785
RIC and auto loans(2)	51,202	792,721	6,398	87,019
Unsecured loans(3)	3,662	4,083	2,404	2,480
Other consumer	2	244	1	27
Total	54,964	$803,638	8,841	$94,577

(1)	The recorded investment represents the period-end balance at December 31, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's Consolidated Balance Sheet as Leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by the Company with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, to be a preferred lender (the "Chrysler Agreement"). Under the Chrysler Agreement, the Company has the first right to review and approve all prime Chrysler Capital consumer vehicle lease applications. SC provides servicing on all leases originated under this agreement.

In April 2015, the Company and SC decided not to renew this direct origination agreement which expired by its terms on May 9, 2015. Refer to further discussion of the impact of the expiration of this agreement in Note 19.

Leased vehicles, net consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Leased vehicles	$11,332,226	$8,314,356
Origination fees and other costs	29,798	20,628
Manufacturer subvention payments, net of accretion	(1,061,501)	(839,150)
Leased vehicles, gross	10,300,523	7,495,834
Less: accumulated depreciation	(1,911,693)	(857,719)
Leased vehicles, net	$8,388,830	$6,638,115

For the year ended December 31, 2015, the Company executed bulk sales of leases originated under the Chrysler Capital program ("Chrysler Capital"), the trade name used in providing services under the Chrysler Agreement, with depreciated net capitalized costs of $1.3 billion, respectively, and a net book value of $1.2 billion, to a third party. The bulk sales agreements included certain provisions under which SC agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SC retained servicing on the leases sold. Due to the accelerated depreciation permitted for tax purposes, these sales generated taxable gains of $784.4 million that SC deferred through a qualified like-kind exchange program. Taxable gains of $0.3 million that did not qualify for deferral were recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2015 (in thousands):

2016	$1,443,815
2017	938,157
2018	298,241
2019	8,289
Thereafter	—
Total	$2,688,502

Lease income and expense for the year ended December 31, 2015 were $1.5 billion and $1.1 billion, respectively, compared to $0.8 billion and $0.6 billion, respectively, for the year ended December 31, 2014. There was no material lease income or expense recorded for the year ended December 31, 2013. As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

	AT DECEMBER 31,
	2015	2014
	(in thousands)
Land	$46,835	$50,835
Office buildings	193,313	206,601
Furniture, fixtures, and equipment	324,717	258,351
Leasehold improvements	457,266	413,218
Computer software	763,578	563,139
Automobiles and other	1,164	480
Total premises and equipment	1,786,873	1,492,624
Less accumulated depreciation	(844,501)	(637,953)
Total premises and equipment, net	$942,372	$854,671

Depreciation expense for premises and equipment, included in occupancy and equipment expenses in the Consolidated Statements of Operations, was $239.5 million, $199.5 million, and $154.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In 2014, certain changes to the Company’s IT strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $97.5 million of capitalized software for the year ended December 31, 2014.

During the fourth quarter of 2015, the Company sold one major property for a $13.3 million gain. Gain on sale of premises and equipment is included in the Consolidated Statement of Operations within "Miscellaneous income." In 2014, the Company sold two properties, which resulted in the recognition of a $22.0 million gain.

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

VIEs

The Company transfers RIC and leases into newly-formed Trusts that then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing assets held by the Trusts and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and, in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests it records these transactions as sales of the associated RIC.

Revolving credit facilities generally also utilize Trusts that are considered VIEs. The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the Company's Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the RIC and leased vehicles and interest expense on the debt, and records a provision for loan and lease losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are owned by them and not available to other creditors.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the lease vehicles. This titling trust is considered a VIE.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (continued)

On-balance sheet VIEs

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Consolidated Financial Statements as of the date indicated:

	December 31, 2015	December 31, 2014
		(As Restated)
	(in thousands)
Restricted cash	$1,842,877	$1,626,257
Loans(1)	23,726,979	19,996,551
Leased vehicles, net	6,516,030	4,862,783
Various other assets	620,482	1,282,879
Notes payable	30,628,837	27,867,494
Various other liabilities	5,379	—
(1) Includes $1.5 billion and $18.7 million of RICs held for sale at December 31, 2015 and December 31, 2014, respectively.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of December 31, 2015 and December 31, 2014, the Company was servicing $27.3 billion and $23.2 billion, respectively, of RIC that have been transferred to consolidated Trusts. The remainder of the Company’s RIC remains unpledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Year Ended December 31, 2015	Period from January 28, 2014 to December 31, 2014
	(in thousands)
Receivables securitized	$18,282,363	$12,509,094

Net proceeds from new securitizations (1)	15,232,692	10,452,530
Cash received for servicing fees (2)	704,374	585,115
Cash received upon release from reserved and restricted cash accounts (2)	—	225
Net distributions from Trusts (2)	1,283,850	1,307,223
Total cash received from securitization trusts	$17,220,916	$12,345,093
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation

Off-balance sheet VIEs

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (continued)

During the year ended December 31, 2015, the Company sold $1.6 billion of gross RICs in an off-balance sheet securitization for a gain of approximately $60.0 million. For the period from January 28, 2014 to December 31, 2014, the Company sold $1.8 billion, respectively, of gross RICs in off-balance sheet securitizations for a gain of approximately $72.4 million.

As of December 31, 2015 and December 31, 2014, the Company was servicing $2.7 billion and $2.2 billion, respectively, of gross RICs that have been sold in the off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance Trusts for the periods indicated is as follows:

	Year Ended December 31,	Period from January 28, 2014 to December 31,
	2015	2014
	(in thousands)
Receivables securitized	$1,557,099	$1,802,461

Net proceeds from new securitizations	$1,578,320	$1,894,052
Cash received for servicing fees	23,848	16,141
Total cash received from securitization trusts	$1,602,168	$1,910,193

During the year ended December 31, 2015, the Company settled a transaction to sell its residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. The Company received cash proceeds of $661.7 million for the year ended December 31, 2015 related to the sale of these residual interests and retained bonds.

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

Upon settlement of these transactions as of December 31, 2015, the Company de-recognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the trust. For the year ended December 31, 2015, the Company received cash of $17.3 million for servicing fees from the related trusts that were de-consolidated.

In December 2015, the Company delivered notice of its intent to exercise the optional clean-up call on SDART 2011-3, a non-consolidated securitization Trust, as permitted by the applicable servicing agreement. Once the conditions of exercise of the clean-up call were met, the Company is considered to have regained effective control of the assets due to its unilateral ability to exercise the call and, therefore, recognized the assets, which had an unpaid principal balance of $95.6 million, and recognized a corresponding liability for the purchase price.

The Company also makes certain equity investments in various limited partnerships which are considered VIEs that invest in and lend to affordable housing designated real estate properties which qualify for federal tax credits under the LIHTC and NMTC programs. The Company acts only in a limited partner capacity in connection with these partnerships, so it has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

As of December 31, 2015, the Company's risk of loss is limited to its investment in the partnerships, which totaled $59.5 million, compared to $55.3 million as of December 31, 2014. The Company does not provide financial or other support to the partnerships that is not contractually required.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (continued)

The aggregate of the assets and liabilities held by the LIHTC investments was approximately $330.5 million and $166.1 million, respectively, at December 31, 2014. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. December 31, 2015 information is currently not available; however, management is not aware of any significant changes occurring in 2015.

Equity Method Investments

Investments in unconsolidated entities as of December 31, 2015 and 2014 include the following:

	Ownership Interest	December 31, 2015	December 31, 2014
		(in thousands)
Community reinvestment projects	2.0 - 99.9%	$33,103	$55,313
Tax credit investments	various	197,113	113,462
Other	various	36,353	59,216
Total		$266,569	$227,991

Equity method investments (loss)/income, net for the years ended December 31, 2015 , 2014 and 2013 was ($8.8 million), $7.8 million and $426.9 million, respectively. The Change in Control of SC resulted in the significant decline of income from equity method investments from 2013 to 2014 as SC was previously accounted for as an equity method investment.

Community reinvestment projects are investments in partnerships that are involved in construction and development of NMTC. The Company has a significant interest in the partnerships, but does not have a controlling interest in the entities.

In 2014, the Company committed to invest in two entities which own wind power generating projects in Texas. In 2014, the Company invested $92.5 million in Stephens Ranch Wind Energy Holdco, LLC. In 2015, the Company invested $88.3 million in First Wind Route 66 Portfolio. These tax credit investments are accounted for as equity method investments.

Other equity method investments primarily consist of small investments in capital trusts and other joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. It also includes $5.1 million and $15.5 million of investments accounted for as cost method investments as of December 31, 2015 and 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the year ended December 31, 2015:

	Retail Banking	Auto Finance & Business Banking(2)	Real Estate and Commercial Banking	Global Corporate Banking(1)	SC	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011
Disposals during the period	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—
Impairment during the period	—	—	—	—	(4,447,622)	(4,447,622)
Re-allocations during the period	(265,408)	374,401	(108,993)	—	—	—
Goodwill at December 31, 2015	$1,550,321	$445,923	$1,297,055	$131,130	$1,019,960	$4,444,389

(1) The Global Corporate Banking ("GCB") was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking ("GBM") segment and was renamed during the third quarter of 2015.
(2) The Auto Finance & Business Banking was formerly designated as the Auto Finance and Alliances segment and was renamed during the third quarter of 2015.

As more fully described in Note 24 to the Consolidated Financial Statements, during the third quarter of 2015, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments and reporting units to provide greater focus on each of its core businesses:

•	The small business banking business unit, formerly included in the Retail Banking reportable segment, was combined with the Auto Finance and Alliances business unit.

•	The commercial business banking business unit, formerly included in the Real Estate and Commercial Banking reportable segment, was combined with the Auto Finance and Alliances business unit.

•	A new reportable segment named Auto Finance & Business Banking was created from the small business banking unit, the commercial business banking unit, and the Auto Finance and Alliances unit.

In connection with these organizational changes, the Company engaged a valuation consultant to assist with the re-allocation of goodwill across its reporting units based on the fair value of the lines of business affected by the re-organization.

Previously, the Company reorganized its management reporting in 2014 in order to improve its structure and focus by better aligning management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. As a result of the change in segment reporting, the Company re-evaluated its conclusions related to goodwill reporting units, including the following:

•	The Investment Services business unit was combined into the Retail Banking business unit. The amount of goodwill reallocated was $126.7 million.

•	The CEVF line, formerly included in the Specialty and Government Banking business unit, was moved into the Auto
Finance and Alliances business unit. There was no material goodwill associated with this change in reporting.

•	The Specialty and Government Banking business unit was combined into the Real Estate and Commercial Banking business unit. The amount of goodwill reallocated was $242.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES (continued)

Also during 2014, the Company recorded a reduction of approximately $7.1 million of goodwill in connection with certain business disposal activities.

The Company conducted its annual goodwill impairment test as of October 1, 2015 using the generally accepted valuation methods. After conducting an analysis of the fair valuation of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis.

At December 31, 2015, given the decline in SC's stock price between the 2015 annual goodwill impairment analysis and year-end, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill, As a result, the Company conducted an interim goodwill impairment analysis as of December 31, 2015. Based on the Company's Step 1 analysis at December 31, 2015, the Company concluded that the carrying amount of the SC reporting unit goodwill exceeded its estimated fair value. As a result, the Company performed Step 2 of the goodwill impairment analysis to determine the implied estimated fair value of assets and liabilities of the reporting unit. The following information is presented on a provisional basis based upon all information available to the Company at the present time and is subject to change, and such changes could be material. The Company continues to review the underlying assumptions utilized to calculate the fair value of certain indefinite-lived and definite-lived intangibles. Based on the results of the Company's Step 2 analysis, the Company concluded that goodwill related to the SC reporting unit was impaired at December 31, 2015 and recorded impairment of $4.4 billion, which resulted in an after-tax non-cash impairment charge attributable to the Company of $1.6 billion. At the time the interim impairment test was complete, the share price of SC had declined from the interim testing date. The Company is currently assessing the SC reporting unit goodwill for potential impairment during the first quarter of 2016. It is reasonably possible additional impairment, up to the amount of remaining goodwill, would be recognized based on the additional share price decline in the first quarter.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	December 31, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$504,839	$(75,161)	$544,054	$(35,946)
Chrysler relationship	110,000	(28,750)	125,000	(13,750)
Core deposit intangibles	763	(295,079)	7,779	(288,063)
Other intangibles	5,453	(24,455)	8,655	(21,253)
Total intangibles subject to amortization	621,055	(423,445)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	38,300	—	50,000	—
Total Intangibles	$659,355	$(423,445)	$735,488	$(359,012)

Amortization expense on intangible assets for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was $76.1 million, $67.9 million, and $27.3 million, respectively.

As part of the Step 2 goodwill impairment analysis, the Company performed a valuation of the intangible assets allocated to the SC reporting unit as of December 31, 2015. The following information is presented on a provisional basis based upon all information available to the Company at the present time and is subject to change, and such changes could be material. The Company continues to review the underlying assumptions utilized to calculate the fair value of certain indefinite-lived and definite-lived intangibles. The Company's impairment analysis concluded that the estimated fair value of the indefinite-lived trade name was lower than its carrying value. As such, the Company recorded an impairment charge of $11.7 million relating to the trade name within amortization expense of intangible assets for the year ended December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2016	$57,162
2017	55,055
2018	54,702
2019	54,501
2020	54,441
Thereafter	345,194

NOTE 10. OTHER ASSETS

The following is a detail of items that comprise other assets at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$607,817	$936,365
Derivative assets at fair value	355,169	366,061
Other repossessed assets	204,494	137,201
MSRs, at fair value	147,233	145,047
Prepaid expenses	162,879	159,250
OREO	38,959	65,051
Miscellaneous assets and receivables	290,055	1,020,875
Total other assets	$1,806,606	$2,829,850

Refer to Note 16 to the Consolidated Financial Statements for further details about income tax receivables and Note 15 to the Consolidated Financial Statements for further details about derivative assets.

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables includes, but is not limited to subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. The decrease in miscellaneous assets and receivables during 2015 was primarily the result of an unsettled sale of available for sale investment securities at the end of 2014 that did not settle until 2015.

Mortgage Servicing

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At December 31, 2015, 2014 and 2013, the balance of these loans serviced for others was $15.9 billion, $15.9 billion and $14.5 billion, respectively. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Consolidated Statements of Operations. The fair value of the MSRs at December 31, 2015, 2014 and 2013 was $147.2 million, $145.0 million and $141.8 million, respectively. See further discussion on the valuation of the MSRs in Note 19. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 15 to these Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS (continued)

For the years ended December 31, 2015, 2014 and 2013, the Company recorded net changes in the fair value of MSRs due to valuation totaling $3.9 million, $(2.8) million and $36.5 million, respectively. The MSR asset fair value increase during 2015 was primarily the result of increased interest rates.

The following table presents a summary of year to date activity for the Company's residential MSRs that are included in the Consolidated Balance Sheet.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Fair value at beginning of period	$145,047	$141,787	$92,512
Mortgage servicing assets recognized	22,964	28,058	35,805
Principal reductions	(24,726)	(21,981)	(23,009)
Change in fair value due to valuation assumptions	3,948	(2,817)	36,479
Fair value at end of period	$147,233	$145,047	$141,787

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking income, net on the Consolidated Statements of Operations was mortgage servicing fee income of $45.2 million, $44.2 million and $45.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Consolidated Statements of Operations of $47.6 million, $144.9 million and $54.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 11. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	AT DECEMBER 31,
	2015		2014
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$10,253,948	18.3%	10,864,395	20.7%
Non-interest-bearing demand deposits	8,240,023	14.7%	7,998,870	15.2%
Savings	3,956,165	7.0%	3,863,064	7.4%
Customer repurchase accounts	896,736	1.6%	988,790	1.9%
Money market	24,254,357	43.2%	21,447,579	40.9%
Certificates of deposit	8,513,003	15.2%	7,311,309	13.9%
Total Deposits (1)	$56,114,232	100%	52,474,007	100%

(1) Includes foreign deposits of $495.9 million and $633.0 million at December 31, 2015 and 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DEPOSITS AND OTHER CUSTOMER ACCOUNTS (continued)

Interest expense on deposits and other customer accounts is summarized as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(in thousands)
Interest-bearing demand deposits	$53,266	36,242	11,697
Savings	4,768	5,280	5,377
Customer repurchase accounts	1,979	1,890	3,584
Money market	127,215	89,043	78,198
Certificates of deposit	73,652	77,338	112,664
Total Deposits	$260,880	209,793	211,520
The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2015 as scheduled to mature contractually:

(in thousands)
Three months or less	$1,403,554
Over three through six months	563,199
Over six through twelve months	250,823
Over twelve months	453,953
Total	$2,671,529

Certificates of deposit included $1.5 billion and $993.4 million of CD in denominations of greater than $250,000 as of December 31, 2015 and 2014, respectively.
The following table sets forth the maturity of all of the Company's CDs at December 31, 2015 as scheduled to mature contractually:

(in thousands)
2016	$7,002,884
2017	875,679
2018	378,881
2019	29,265
2020	223,074
Thereafter	3,220
Total	$8,513,003
Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.9 billion and $2.6 billion at December 31, 2015 and 2014, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $25.2 million and $51.3 million at December 31, 2015 and 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS

Total borrowings and other debt obligations at December 31, 2015 was $49.1 billion, compared to $39.7 billion at December 31, 2014. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the year ended December 31, 2015. During the year ended December 31, 2014, the Company repurchased $0.6 million of outstanding borrowings in the open market.

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

On February 22, 2016, the Company issued $1.5 billion of Senior Unsecured Floating Rate Notes to Santander. The notes have a floating rate of LIBOR plus 218 basis points with a maturity of August 22, 2017. The proceeds of the note will be used for general corporate purposes. The Company has the ability to call this note at par with no prepayment penalty.

The following table presents information regarding the parent holding company ("Holding Company") borrowings and other debt obligations at the dates indicated:

	December 31, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
3.00% senior notes, due September 2015	$—	—%	$598,788	3.28%
4.625% senior notes, due April 2016	475,723	4.85%	474,718	4.85%
3.45% senior notes, due August 2018	497,800	3.62%	497,025	3.62%
2.65% senior notes, due April 2020	993,151	2.82%	—	—%
4.50% senior notes, due July 2025	1,094,483	4.56%	—	—%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,775	7.91%	69,751	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,404	2.18%	149,375	2.04%
Common securities - Capital Trust IX	4,640	2.18%	4,640	2.04%
Total holding company borrowings and other debt obligations	$3,294,976	3.91%	$1,804,297	3.89%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS (continued)

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$746,381	2.24%	$—	—%
Senior notes, due January 2018(1)	249,415	1.31%	—	—%
8.750% subordinated debentures, due May 2018	498,175	8.92%	497,530	8.92%
FHLB advances, maturing through July 2019	13,885,000	1.40%	9,455,000	2.06%
Subordinated term loan, due February 2019	130,899	6.15%	139,180	6.00%
REIT (2) preferred, due May 2020	154,930	13.66%	153,417	13.64%
Subordinated term loan, due August 2022	30,344	7.89%	31,428	7.77%
Total Bank borrowings and other debt obligations	$15,695,144	1.85%	$10,276,555	2.64%

(1) These notes will bear interest at a rate equal to three-month London Interbank Offered Rate ("LIBOR") plus 93 basis points per annum.
(2) Real estate investment trust ("REIT")

At December 31, 2015 and 2014, FHLB advances included $650 million of advances for which the FHLB of Pittsburgh has the ability to convert the advances from a fixed rate to a floating rate. If, and when, these advances are converted, the Bank has the ability to call these advances at par with no prepayment penalty every 3 months.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$808,135	1.29%	$1,137,257	$24,942
Warehouse line, due June 2016	378,301	1.48%	535,737	—
Warehouse line, due November 2016(2)	175,000	1.90%	—	—
Warehouse line, due November 2016(2)	250,000	1.90%	—	2,501
Warehouse line, due July 2017(3)	682,720	1.35%	809,185	20,852
Warehouse line, due July 2017(4)	2,247,443	1.41%	3,412,321	48,589
Warehouse line, due September 2017	565,399	1.20%	824,327	15,759
Warehouse line, due December 2017(5)	944,877	1.56%	1,345,051	32,038
Repurchase facility, due December 2016(6)	850,904	2.07%	—	34,166
Line of credit with related party, due December 2016(7)	500,000	2.65%	—	—
Line of credit with related party, due December 2016(7)	1,000,000	2.61%	—	—
Line of credit with related party, due December 2018(7)	800,000	2.84%	—	—
Total SC revolving credit facilities	$9,202,779	1.81%	$8,063,878	$178,847

(1) As of December 31, 2015, half of the outstanding balance on this facility matured in March 2016 and half matured in March 2017. On March 29, 2016, the facility was amended to, among other changes, extend the maturity for half of the balance to March 2017 and half to March 2018.
(2) These lines are collateralized by residuals retained by SC
(3) This line is held exclusively for financing Chrysler loans.
(4) This line is held exclusively for financing Chrysler leases.
(5) In December 2015, the commitment on this warehouse was amended to extend the commitment termination date to December 2017.
(6) This repurchase facility is collateralized by securitization notes payable retained by SC. No portion of this facility is unsecured. This facility has rolling 30-day and 90 -day maturities.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of December 31, 2015, $1.4 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS (continued)

	December 31, 2014
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$397,452	1.26%	$589,529	$20,661
Warehouse line, due March 2015(2)	250,594	0.98%	—	—
Warehouse line, due June 2015	243,736	1.17%	344,822	—
Warehouse line, due September 2015(3)	199,980	1.96%	351,755	13,169
Warehouse line, due December 2015	468,565	0.93%	641,709	16,467
Warehouse line, due June 2016(4)	2,201,511	0.98%	3,249,263	65,414
Warehouse line, due June 2016	1,051,777	1.06%	1,481,135	28,316
Warehouse line, due October 2016(3)	240,487	2.02%	299,195	17,143
Warehouse line, due November 2016(5)	175,000	1.71%	—	—
Warehouse line, due November 2016(5)	250,000	1.71%	—	2,500
Repurchase facility, maturing on various dates(6)	923,225	1.63%	—	34,184
Line of credit with related party, due December 2016(7)	500,000	2.46%	1,340	—
Line of credit with related party, due December 2016(7)	1,750,000	2.33%	—	—
Line of credit with related party, due December 2018(7)	1,140,000	2.85%	9,701	—
Total SC revolving credit facilities	$9,792,327	1.68%	$6,968,449	$197,854

(1) Half of the outstanding balance on this facility had maturity dates in March 2015 and half matures in March 2016.
(2) This line is collateralized by securitization notes payable retained by SC.
(3) These lines are held exclusively for personal consumer term loans.
(4) This line is held exclusively for Chrysler Capital retail loan and lease financing.
(5) These lines are collateralized by residuals retained by SC.
(6) This repurchase facility is collateralized by securitization notes payable retained by SC. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of December 31, 2014, $2.2 billion of the aggregate outstanding balances on these credit facilities was unsecured.

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1)	$12,679,987	$24,923,292	0.89% - 2.29%	$16,256,067	$1,242,857
SC privately issued amortizing notes, maturing on various dates(1)	8,213,217	11,729,171	0.88% - 2.81%	11,495,352	457,840
Total SC secured structured financings	$20,893,204	$36,652,463	0.88% - 2.81%	$27,751,419	$1,700,697

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS (continued)

	December 31, 2014
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1)	$11,523,729	$26,682,930	0.89% - 2.80%	$14,345,242	$1,184,047
SC privately issued amortizing notes, maturing on various dates(1)	6,282,474	8,499,111	1.05% - 1.85%	9,114,997	281,038
Total SC secured structured financings	$17,806,203	$35,182,041	0.89% - 2.80%	$23,460,239	$1,465,085

(1) SC has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RIC and the related securitization debt issued by SPEs, remain on the Consolidated Balance Sheet. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

The following table sets forth the maturities of the Company’s consolidated borrowings and debt obligations at December 31, 2015:

(in thousands)
2016	$13,998,347
2017	9,308,024
2018	8,013,391
2019	6,270,718
2020	5,403,368
Thereafter	6,092,255
Total	$49,086,103

NOTE 13. STOCKHOLDER'S EQUITY

On February 21, 2014, the Company issued 7.0 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion. Also on February 21, 2014, the Company raised $750.0 million of capital by issuing 3.0 million shares of common stock to Santander in exchange for canceling debt of an equivalent amount.

On May 28, 2014, the Company issued 84,000 shares of common stock to Santander in exchange for cash in the amount of $21.0 million.

There were no shares issued during 2015.

Following these transactions and as of December 31, 2015, the Company had 530,391,043 shares of common stock outstanding.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the years ended December 31, 2015, 2014 and 2013, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2015			December 31, 2014		December 31, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(15,074)	$5,013	$(10,061)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	11,595	(3,856)	7,739
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(3,479)	1,157	(2,322)	$(14,260)	$(2,322)	$(16,582)

Change in unrealized (losses)/gains on investment securities available-for-sale	(53,390)	20,388	(33,002)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(18,094)	6,910	(11,184)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(417)	675
Total reclassification adjustment for net (gains)/losses included in net income	(17,002)	6,493	(10,509)
Net unrealized (losses)/gains on investment securities available-for-sale	(70,392)	26,881	(43,511)	(52,515)	(43,511)	(96,026)

Pension and post-retirement actuarial gain/(loss) (4)	4,487	(1,885)	2,602	(29,635)	2,602	(27,033)

As of December 31, 2015	$(69,384)	$26,153	$(43,231)	$(96,410)	$(43,231)	$(139,641)

(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment securities in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 4 to the Consolidated Financial Statements.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2014			December 31, 2013		December 31, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(13,788)	$5,038	$(8,750)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	53,440	(19,527)	33,913
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	39,652	(14,489)	25,163	$(39,423)	$25,163	$(14,260)

Change in unrealized gains/(losses) on investment securities available-for-sale	268,050	(104,563)	163,487
Reclassification adjustment for net gains included in net income/(expense) on non-OTTI securities(2)	(27,234)	10,624	(16,610)
Net unrealized gains/(losses) on investment securities available-for-sale	240,816	(93,939)	146,877	(199,392)	146,877	(52,515)

Pension and post-retirement actuarial gain/(loss)(3)	(23,799)	9,717	(14,082)	(15,553)	(14,082)	(29,635)

As of December 31, 2014	$256,669	$(98,711)	$157,958	$(254,368)	$157,958	$(96,410)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2013			December 31, 2012		December 31, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	2,041	(655)	1,386
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	65,145	(26,780)	38,365
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,186	(27,435)	39,751	(79,174)	39,751	(39,423)
Change in unrealized gains/(losses) on investment securities available-for-sale	(584,681)	230,787	(353,894)
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	(73,084)	28,848	(44,236)
Reclassification adjustment for net gains/(losses) included in net income on OTTI securities (3)	63,630	(25,116)	38,514
Total reclassification adjustment for net gains/(losses) included in net income	(9,454)	3,732	(5,722)
Net unrealized gains/(losses) on investment securities available-for-sale	(594,135)	234,519	(359,616)	160,224	(359,616)	(199,392)
Amortization of defined benefit plans(4)	18,566	(7,403)	11,163	(26,716)	11,163	(15,553)
As of December 31, 2013	(508,383)	199,681	(308,702)	54,334	(308,702)	(254,368)

(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for the settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment securities in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period.
(4) Included in the computation of net periodic pension costs.

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

See Note 19 for discussion of the valuation methodology for derivative instruments.

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

The Company’s capital markets and mortgage banking activities are subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given time depends on the market environment and expectations of future price and market movements and will vary from period to period.

To qualify for hedge accounting, the Company was required to designate SC’s derivatives as accounting hedges on or after the Change in Control date. The Company designated certain of SC’s derivatives as accounting hedges effective April 1, 2014.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA master agreements if the Company's ratings fall below investment grade. As of December 31, 2015, derivatives in this category had a fair value of $37.5 million. The credit ratings of the Company and SHUSA are currently considered investment grade. The Company estimates a further 1- or 2- notch downgrade by either S&P or Moody's would require the Company to post up to an additional $0.2 million or $0.2 million of collateral, respectively, to comply with existing derivative agreements.

As of December 31, 2015 and 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $128.1 million and $133.2 million, respectively. The Company had $128.8 million and $127.6 million in cash and securities collateral posted to cover those positions as of December 31, 2015 and 2014, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2015 and 2014. The last of the hedges is scheduled to expire in June 2020.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2015 and 2014. As of December 31, 2015, the Company expects approximately $0.3 million of gross losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.
Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2015 and December 31, 2014 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
December 31, 2015
Fair value hedges:
Cross-currency swaps	$16,390	$3,695	$92	4.76%	4.75%	0.11
Interest rate swaps	318,000	47	2,006	1.07%	2.31%	3.50
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	11,030,431	7,295	23,047	0.32%	1.13%	3.00
Total	$11,364,821	$11,037	$25,145	0.35%	1.17%	3.01

December 31, 2014
Fair Value hedges:
Cross-currency swaps	$18,230	$2,711	$980	4.76%	4.75%	1.11
Interest rate swaps	257,000	232	779	0.90%	2.38%	4.33
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,086,103	7,619	20,552	0.17%	1.11%	3.02
Total	$10,361,333	$10,562	$22,311	0.19%	1.14%	3.05

See Note 14 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements, as well as derivatives to hedge interest rate risk on SC secured structured financings and the borrowings under its revolving credit facilities. SC uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by securitization trusts and borrowings under its warehouse facilities. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for both the hedging instrument and the hedged item.

Mortgage Banking Derivatives

The Company's derivatives portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Company originates fixed-rate residential mortgages. It sells a portion of this production to the FHLMC, FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

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

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander. Refer to Note 22 for related party transactions.

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

In March 2014, SC entered into a financing arrangement with a third party under which SC pledged certain bonds retained in its own securitizations in exchange for approximately $250.6 million in cash. In conjunction with this financing arrangement, SC entered into a total return swap related to the bonds as an effective avenue to monetize SC’s retained bonds as a source of financing. SC will receive a fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. This facility matured in May 2015.

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage the Company's market risk associated with certain investments and customer deposit products.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$396,518	$328,757	$542	$—	$—	$2,424
Interest rate lock commitments	187,930	163,013	2,540	3,063	—	—
Mortgage servicing	435,000	469,000	679	7,432	3,502	7,448
Total mortgage banking risk management	1,019,448	960,770	3,761	10,495	3,502	9,872

Customer related derivatives:
Swaps receive fixed	9,060,134	7,927,522	205,397	213,415	6,023	4,343
Swaps pay fixed	9,273,627	7,944,247	16,183	13,361	177,114	186,732
Other	3,035,085	1,670,696	53,418	62,464	52,502	61,880
Total customer related derivatives	21,368,846	17,542,465	274,998	289,240	235,639	252,955

Other derivative activities:
Foreign exchange contracts	2,513,305	1,152,125	30,262	20,033	30,144	17,390
Interest rate swap agreements	2,399,000	3,231,000	1,176	535	2,481	12,743
Interest rate cap agreements	10,013,912	7,541,385	32,950	49,762	—	—
Options for interest rate cap agreements	10,013,912	7,541,385	—	—	32,977	49,806
Other	899,394	646,321	11,146	6,543	14,553	9,914
Total	$48,227,817	$38,615,451	$354,293	$376,608	$319,296	$352,680

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2015, 2014 and 2013:

		Year Ended December 31,
Derivative Activity	Accounts	2015	2014	2013
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$62	$777	$1,700
Interest rate swaps	Miscellaneous income	(1,412)	(547)	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(11,595)	(53,112)	(65,900)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	2,965	(4,525)	5,500
Interest rate lock commitments	Mortgage banking income	(522)	2,516	(14,900)
Mortgage servicing	Mortgage banking income	(2,806)	(5,683)	6,500
Customer related derivatives	Miscellaneous income	3,191	9,605	17,200
Foreign exchange	Miscellaneous income	(2,525)	805	(1,000)
SC non-hedging derivatives	Miscellaneous income	11,913	30,330	—
	Net interest income	78,640	(5,226)	—
Other	Miscellaneous income	(1,129)	(906)	700
	Net interest income	—	—	3,100

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

The Company’s has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting (ISDA) agreements for all trades executed after April 1, 2013. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Prior to April 1, 2013, the Company had elected to net all caps, floors, and interest rate swaps when it had an ISDA agreement with the counterparty. The collateral received or pledged in connection with these transactions is disclosed within the “Gross amounts offset in the Consolidated Balance Sheet" section of the tables below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2015
Fair value hedges	$3,742	$—	$3,742	$—	$—	$3,742
Cash flow hedges	7,295	—	7,295	—	—	7,295
Other derivative activities(1)	351,761	10,161	341,600	8,008	16,424	317,168
Total derivatives subject to a master netting arrangement or similar arrangement	362,798	10,161	352,637	8,008	16,424	328,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,532	—	2,532	—	—	2,532
Total Derivative Assets	$365,330	$10,161	$355,169	$8,008	$16,424	$330,737

Total Financial Assets	$365,330	$10,161	$355,169	$8,008	$16,424	$330,737

December 31, 2014
Fair value hedges	$2,943	$—	$2,943	$—	$—	$2,943
Cash flow hedges	7,619	—	7,619	—	—	7,619
Other derivative activities(1)	373,545	21,109	352,436	10,020	5,940	336,476
Total derivatives subject to a master netting arrangement or similar arrangement	384,107	21,109	362,998	10,020	5,940	347,038
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,063	—	3,063	—	—	3,063
Total Derivative Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

Total Financial Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047	5,589	17,458	—	33,799	(16,341)
Other derivative activities(1)	319,296	111,190	208,106	4,265	174,849	28,992
Total derivatives subject to a master netting arrangement or similar arrangement	344,441	116,779	227,662	4,352	219,250	4,060
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivative Liabilities	$344,441	$116,779	$227,662	$4,352	$219,250	$4,060

Total Financial Liabilities	$344,441	$116,779	$227,662	$4,352	$219,250	$4,060

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,817	—	1,817	—	1,736	81
Total Derivative Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

Total Financial Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 16. INCOME TAXES

The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing the income tax provision, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	YEAR ENDED DECEMBER 31,
	2015	2014 (As Restated)	2013
	(in thousands)
Current:
Foreign	$26	$—	$208
Federal	118,341	(234,819)	(79,281)
State	38,813	(3,286)	5,099
Total current	157,180	(238,105)	(73,974)

Deferred:
Federal	(760,796)	1,612,613	189,274
State	(67,847)	179,849	45,000
Total deferred	(828,643)	1,792,462	234,274
Total income tax (benefit)/provision	$(671,463)	$1,554,357	$160,300

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company's effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2015	2014 (As Restated)	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	0.4%	0.1%	(0.1)%
Tax-exempt income	0.5%	(0.7)%	(4.1)%
Bank owned life insurance	0.5%	(0.5)%	(2.5)%
State income taxes, net of federal tax benefit	(1.7)%	1.2%	4.8%
Investment tax credits(1)	—%	—%	(2.1)%
General business tax credits	0.3%	(0.3)%	(2.6)%
Electric vehicle credits	0.6%	(0.7)%	—%
Debt redemption	—%	(1.3)%	—%
Basis in SC	25.6%	2.3%	—%
Dividend from SC	—%	—%	(7.1)%
Nondeductible goodwill impairment	(44.5)%	—%	—%
Uncertain tax position reserve	(2.8)%	(0.5)%	0.3%
Other	4.0%	0.2%	(1.3)%
Effective tax rate	17.9%	34.8%	20.3%

(1) Investment tax credits in 2013 were the result of the Company's investment in a VIE.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	AT DECEMBER 31,
	2015	2014 (as Restated)
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$237,574	$244,764
IRC Section 475 mark to market adjustment	553,586	616,798
Unrealized loss on available-for-sale securities	62,113	35,232
Unrealized loss on derivatives	5,692	9,816
Capital loss carryforwards	38,276	27,150
Net operating loss carry forwards	814,473	576,007
Non-solicitation payments	952	5,610
Employee benefits	142,016	104,234
General business credit & other tax credit carry forwards	478,792	423,695
Foreign tax credit carry forwards	—	7,870
Broker commissions paid on originated mortgage loans	19,375	22,078
Minimum tax credit carry forwards	158,448	153,748
Recourse reserves	11,990	25,725
Deferred interest expense	77,517	78,264
Other	78,419	107,742
Total gross deferred tax assets	2,679,223	2,438,733
Valuation allowance	(64,928)	(87,929)
Total deferred tax assets	2,614,295	2,350,804

Deferred tax liabilities:
Purchase accounting adjustments	109,590	277,113
Deferred income	17,257	20,506
Originated mortgage servicing rights	57,679	46,155
Change in Control deferred gain	381,068	1,350,597
Leasing transactions(1)	1,966,197	1,386,022
Depreciation and amortization	357,689	424,340
Other	49,082	13,152
Total gross deferred tax liabilities	2,938,562	3,517,885

Net deferred tax (liability)	$(324,267)	$(1,167,081)

(1) Deferred tax liability related to leasing transactions is primarily the result of accelerated tax depreciation on leasing transactions.

The IRC Section 475 mark to market adjustment deferred tax asset is related to SC's business as a dealer, which is required to be recognized under IRC Section 475 for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes. The leasing transactions deferred tax liability ("DTL") is primarily related to accelerated tax depreciation on leasing transactions. The Change in Control deferred gain is the book over tax basis difference in the Company's investment in SC. The DTL would be realized upon the Company's disposition of its interest in SC or through dividends received from SC.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry-forward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2015, the Company maintains a valuation allowance of $64.9 million related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carry-forward periods have expired.

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2015, the Company has recorded a deferred tax asset of $747.2 million related to federal net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2035. The Company has recorded a deferred tax asset of $67.3 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2035. The Company has recorded a deferred tax asset of $38.3 million related to capital loss carryforwards, which may be used against future capital gain income. If not utilized in future years, these will expire through 2020. The Company also has recorded a deferred tax asset of $478.8 million related to tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2035. The Company has concluded that it is more likely than not that $5.3 million of the deferred tax asset related to the state net operating loss carryforwards, $27.0 million of the deferred tax asset related to capital loss carryforwards and $32.6 million of the deferred tax asset related to tax credit carryforwards and the entire deferred tax assets related to the capital loss and foreign tax credit carryforwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.

Retained earnings at December 31, 2015 included $112.1 million in bad debt reserves for which no deferred taxes have been provided, due to the indefinite nature of the recapture provisions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

Changes in Liability for Unrecognized Tax Benefits

At December 31, 2015, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $247.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total
	(in thousands)
Gross unrecognized tax benefits at January 1, 2013	$125,465	$23,023	$148,488
Additions based on tax positions related to 2013	2,339	—	2,339
Additions for tax positions of prior years	—	936	936
Gross unrecognized tax benefits at December 31, 2013	127,804	23,959	151,763
Change in Control	1,487	746	2,233
Additions based on tax positions related to 2014	2,681	—	2,681
Additions for tax positions of prior years	34,536	3,845	38,381
Reductions for tax positions of prior years	(24,783)	(6,351)	(31,134)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,473)	(927)	(3,400)
Settlements	(2,514)	(428)	(2,942)
Gross unrecognized tax benefits at December 31, 2014	136,738	20,844	157,582
Additions based on tax positions related to the current year	633	—	633
Additions for tax positions of prior years	103,063	2,994	106,057
Reductions for tax positions of prior years	(11)	(9)	(20)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,055)	(156)	(1,211)
Gross unrecognized tax benefits at December 31, 2015	239,368	$23,673	263,041
Gross net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2015	$239,368	$23,673

Less: Federal, state and local income tax benefits			(15,693)
Net unrecognized tax benefit reserves			$247,348

Tax positions will initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and relevant governmental taxing authorities. In establishing an income tax provision, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes penalties and interest accrued related to unrecognized tax benefits within Income tax provision on the Consolidated Statement of Operations.

The Company filed a lawsuit against the United States in 2009 in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for years 2003 through 2005 to be refunded to the Company. On March 11, 2016, the IRS filed a notice of appeal. The appeal will be heard in the First Circuit.

In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. ("BNY Mellon") and BB&T Corp. ("BB&T") in favor of the IRS. BNY Mellon and BB&T each appealed. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T's appeal by affirming the trial court's decision to disallow BB&T's foreign tax credits and to allow penalties, but reversing the trial court and allowed BB&T's entitlement to interest deductions. On September 9, 2015, the Court of Appeals for the Second Circuit upheld the trial court's decision in BNY Mellon's case, allowing BNY Mellon to claim interest deductions, but disallowing BNY Mellon's claimed foreign tax credits. On September 29, 2015, BB&T filed a petition requesting the U.S. Supreme Court to hear its appeal of the Federal Circuit Court’s decision. BNY Mellon filed a petition requesting the U.S. Supreme Court hear its appeal of the Second Circuit’s decision on November 3, 2015. On March 7, 2016, the U.S. Supreme Court denied BB&T's and BNY Mellon's petitions.

While the Company remains confident in the legal merits of its position, the Company increased its reserve position as of December 31, 2015 by $104.2 million, and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2003.

NOTE 17. STOCK-BASED COMPENSATION

SC Compensation Plan

Beginning in 2012, SC granted stock options to certain executives, other employees, and independent directors under the SC stock and option award plan (the "SC Plan"). The SC Plan was administered by SC's Board and enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled or forfeited), or 8.5% of the equity invested in SC as of December 31, 2011. The SC Plan expired on January 31, 2015, and accordingly, no further awards will be made under this plan. In December 2013, the SC Board established an omnibus incentive plan (the "Omnibus Incentive Plan"), which enables SC to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,640 common shares.

Stock options granted have an exercise price based on the estimated fair market value of SC Common Stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under a management shareholder agreement (the "Management Shareholder Agreement") entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and SC's execution of an IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave SC, SC would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the SC Plan) or voluntarily left SC without good reason (as defined in the SC Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left SC with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes SC's repurchase right caused the IPO to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (continued)

On December 28, 2013, the SC Board approved certain changes to the SC Plan and the Management Shareholder Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the SC Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, SC's execution of an IPO and, accordingly, became effective upon pricing of the IPO on January 22, 2014. In addition, on December 28, 2013, SC granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $8.9 million and $2.5 million recorded for the years ended December 31, 2015 and 2014, respectively. Compensation expense recognized during the year ended December 31, 2015 included $7.2 million related to the acceleration of the vesting of restricted stock awards modified in accordance with the Separation Agreement with Mr. Dundon.

On January 23, 2014, SC executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of SC Common Stock at a price of $24.00 per share. SC received no proceeds from the IPO. SC recognized stock-based compensation expense totaling $117.8 million related to vested options upon the closing of the IPO, including $33.8 million related to accelerated vesting for certain executives. Also in connection with the IPO, SC granted 1,406,835 additional stock options under the SC Plan to certain executives, other employees, and an independent director with a grant date fair value of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the year ended December 31, 2015 to employees; the estimated compensation costs associated with these additional grants is $3.3 million which will also be recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

A summary of SC's stock options and related activity as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	433,844	24.29
Exercised	(8,953,812)	9.85		(124,132)
Expired	(15,197)	9.73
Forfeited	(300,040)	16.62
Options outstanding at December 31, 2015	12,522,706	$11.84	6.4	$50,163
Options exercisable at December 31, 2015	9,619,940	$11.09	6.2	$45,773
Options expected to vest at December 31, 2015	2,574,904	$14.49	6.9

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, SC granted restricted stock units ("RSUs") in February and April 2015. Under the Omnibus Incentive Plan, a portion of the RSUs vested immediately upon grant, and a portion will vest annually over the next 3 years. In June 2015, as part of a separate grant under the Omnibus Incentive Plan, SC granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for 1 year. In October 2015, SC granted, under the Omnibus Incentive Plan, certain directors RSUs that vest upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date. In December 2015, SC granted a new officer RSUs that will vest in equal portions on each of the first three anniversaries of the grant date.

Subject to limitations of banking regulators and applicable law, Mr. Dundon’s Separation Agreement provided that his unvested restricted stock awards would vest in full in accordance with their terms and his unvested stock options would vest in full. Further, on July 2, 2015, Mr. Dundon exercised a right under the Separation Agreement to settle his options for a cash payment. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. As of the date hereof, these actions have not been approved by banking regulators.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (continued)

Subject to applicable regulatory approvals and law, Mr. Dundon’s outstanding stock options will remain exercisable until the third anniversary of his resignation, and subject to certain time limitations, Mr. Dundon would be permitted to exercise such options in whole, but not in part, and settle such options for a cash payment equal to the difference between the closing trading price of a share of SC common stock as of the date immediately preceding such exercise and the exercise price of such option. Mr. Dundon exercised this cash settlement option on July 2, 2015.

Following the modification of Mr. Dundon's stock option awards, subject to limitations of banking regulators and applicable law, SC determined that the modified stock option awards should no longer be accounted for within equity, and should be recognized as a liability at fair value. In addition, the modification and vesting of Mr. Dundon's unvested RSUs also resulted in SC recognizing additional stock compensation expense based on the fair value of the restricted stock awards on the date of the modification. The Company transferred $102.8 million from Common stock and paid-in capital to Other liabilities in connection with the stock option modification and cash settlement option exercise, and recognized an additional $9.9 million in stock compensation expense during the year ended December 31, 2015 for all equity-based award modifications. As of December 31, 2015, SC had not made any payments associated with Mr. Dundon's exercise of the cash settlement option.

As discussed in Note 3, the Change in Control required the Company to fair value SC’s outstanding stock options as of the IPO date. SC’s total number of stock options outstanding as of the IPO date was approximately 25.4 million which includes the additional stock options granted described above. The fair values of these stock options at the IPO date were also determined using the Black-Scholes option valuation model using inputs available as of the IPO date. The assumptions used by the Company at that date were as follows:

As of the date of Change in Control:
January 28, 2014
Assumption:
Risk-free interest rate	1.19%-1.85%
Expected life (in years)	4.00-5.75
Expected volatility	49.0%
Dividend yield	1.42%
Weighted average grant date fair value	$7.54 - $8.38

The Company recognized SC’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented an NCI in SC as of the IPO date, while $159.1 million of the total amount will be recognized as stock compensation expense over the remaining vesting period of the awards. Between the IPO date and December 31, 2014, the Company recognized stock-based compensation expense totaling $99.6 million, including $82.6 million that was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO as also discussed above. The total amount also included the IPO date fair value of the additional stock option grant of approximately $15.0 million.
A summary of the status and changes of SC's non-vested stock option shares as of and for the year ended December 31, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	4,487,731	$6.72
Granted	433,844	8.10
Vested	(1,703,572)	7.08
Forfeited or expired	(315,237)	7.02
Non-vested at December 31, 2015	2,902,766	$6.68

At December 31, 2015, total unrecognized compensation expense for non-vested stock options granted was $15.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (continued)

The following summarizes the assumptions used in estimating the fair value of stock options granted under the Management Equity Plan to employees for the years ended December 31, 2015 and 2014.

	For the year ended December 31, 2015	For the period beginning January 28, 2014 through December 31, 2014
Assumption:
Risk-free interest rate	1.64% - 1.97%	1.94% - 2.12%
Expected life (in years)	6.0 - 6.5	6.0 - 6.5
Expected volatility	32% - 48%	49% - 51%
Dividend yield	1.6% - 2.7%	2.3% - 4.2%
Weighted average grant date fair value	$6.92 - $9.67	$7.54 - $8.38
The Company will have the same fair value basis with that of SC for any stock option awards after the IPO date.

Santander Stock-Based Compensation Plan - SC

Santander previously established a stock-based compensation plan for certain employees of SC. This compensation plan is linked to Santander’s earnings per share growth in comparison to similar financial institutions. The shares are awarded based on performance during specific cycles at various per share prices.

•	Cycle one, from July 2007 through June 2009, had maximum authorized shares of 96,030 at a price of $19.38 per share. This cycle closed with total shares distributed of 77,469.

•	Cycle two, from July 2007 through June 2010, had maximum authorized shares of 144,120 at a price of $19.38 per share. This cycle closed with total shares distributed of 114,040.

•	Cycle three, from July 2008 through June 2011, had maximum authorized shares of 147,908 at a price of $7.29 per share. This cycle closed with total shares distributed of 120,732.

•	Cycle four, from July 2009 through June 2012, had maximum authorized shares of 157,611 at a price of $6.50 per share. This cycle closed with total shares distributed of 43,475.

•	Cycle five, from July 2010 through June 2013, had maximum authorized shares of 163,302 at a price of $6.87 per share. This cycle closed with no shares distributed.

The shares were awarded at the end of each cycle; however, the awarding of these shares was contingent upon Santander’s meeting specified performance requirements during each cycle and each employee’s continued employment with SC.

NOTE 18. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the Company's 401(k) Plan following their completion of one month of service. There is no age requirement to join the 401(k) Plan. The Bank matches 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Company match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Bank recognized expense for contributions to the 401(k) Plan of $20.4 million, $17.4 million and $15.0 million during 2015, 2014, and 2013, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

SC sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. SC matches 100% of employee contributions up to 6% of their base salary. The total amount contributed by SC in 2015 and 2014 was $9.5 million and $7.9 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Plans

The Company sponsors various post-employment and post-retirement plans. All of the plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The total net unfunded status related to these plans was $67.4 million and $70.9 million at December 31, 2015 and December 31, 2014, respectively, and is recorded within Other liabilities on the Consolidated Balance Sheet. The liabilities are made up of the following:

•	The Company’s benefit obligation related to its supplemental executive retirement plan SERP was $24.4 million and $25.6 million at December 31, 2015 and 2014, respectively.

•	The Company’s benefit obligation related to other post-employment plans was $8.5 million and $9.2 million at December 31, 2015 and 2014, respectively.

•
The Company acquired a pension plan from its acquisition of Independence Community Bank Corp. ("the Plan"). The unfunded status of the Plan was $34.5 million and $36.1 million at December 31, 2015 and 2014, respectively. The accumulated benefit obligation was $99.7 million and $109.4 million at December 31, 2015 and 2014, respectively.

Included in accumulated other comprehensive income at December 31, 2015 and 2014 were unrecognized actuarial losses, net of tax, of $27.0 million and $29.6 million, respectively, that had not yet been recognized related to all the Company's plans, including the Plan.

The required post-retirement disclosures below are provided for the Plan which is the Company's most significant post-retirement plan.

The following table summarizes the benefit obligation, change in Plan assets and components of net periodic pension expense for the Plan as of December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$109,422	$89,062
Service cost	443	310
Interest cost	4,291	4,340
Actuarial (loss)/gain	(7,880)	20,549
Annuity payments	(6,576)	(4,839)
Projected benefit obligation at year end	$99,700	$109,422
Change in plan assets:
Fair value at beginning of year	$73,356	$73,183
Employer contributions	1,820	2,271
Actual return on plan assets	(3,404)	2,741
Annuity payments	(6,576)	(4,839)
Fair value at year end	$65,196	$73,356
Components of net periodic pension expense:
Service cost	$443	$310
Interest cost	4,291	4,340
Expected return on plan assets	(5,005)	(5,020)
Amortization of unrecognized actuarial loss	4,214	2,111
Net periodic pension expense	$3,943	$1,741

Service cost includes administrative expenses of the Plan, which are paid from Plan assets. The Company expects to make contributions of $2.7 million to the Plan in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. EMPLOYEE BENEFIT PLANS (continued)

Pension plan assets are required to be reported and disclosed at fair value in the financial statements. See Note 1 for discussion about the Company’s fair value policy. In accordance with the Plan’s investment policy, the Plan’s assets were invested in the following allocation as of the end of the Plan year:

December 31, 2015
Equity mutual funds	36.1%
Fixed income mutual funds	51.9%
Alternative investments (1)	12.0%

(1) Includes asset allocation funds and collective trusts

The shares of the underlying mutual funds are fair valued using quoted market prices in an active market, and therefore all of the assets were considered Level 1 within the fair value hierarchy as of December 31, 2015 and 2014. There have been no changes in the valuation methodologies used at December 31, 2015 and 2014.

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

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2015 and 2014 were:

	December 31, 2015	December 31, 2014
Discount rate	4.50%	4.00%
Expected long-term return on plan assets	7.00%	7.00%
Salary increase rate	—%	—%

The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the Plan.

The following table sets forth the expected benefit payments to be paid in future years for the Plan (in thousands):

2016	$5,406
2017	5,440
2018	5,599
2019	5,644
2020	5,783
2021-2025	29,367
Total	$57,239

Included in accumulated other comprehensive income at December 31, 2015 and 2014 were unrecognized actuarial losses of $44.8 million and $48.5 million that had not yet been recognized related to the Plan. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $3.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE

General

As of December 31, 2015, $21.9 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $10.5 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $20.1 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $1.8 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 8.4% of total assets measured at fair value and approximately 1.4% of total consolidated assets.

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

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2015 for any assets or liabilities valued at fair value on a recurring basis. During the year ended December 31, 2014, the Company transferred certain of its ABS from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the year ended December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$3,188,388	$—	$3,188,388
Corporate debt	—	1,475,574	—	1,475,574
Asset-backed securities	—	409,270	1,360,240	1,769,510
Equity securities	10,487	—	—	10,487
State and municipal securities	—	767,880	—	767,880
Mortgage backed securities	—	13,639,656	—	13,639,656
Total investment securities available-for-sale	10,487	19,480,768	1,360,240	20,851,495
Retail installment contracts held for investment	—	—	328,655	328,655
Loans held-for-sale(1)	—	236,760	—	236,760
Mortgage servicing rights	—	—	147,233	147,233
Derivatives:
Fair value	—	3,742	—	3,742
Cash flow	—	7,295	—	7,295
Mortgage banking interest rate lock commitments	—	—	2,540	2,540
Mortgage banking forward sell commitments	—	542	—	542
Customer related	—	274,998	—	274,998
Foreign exchange	—	30,262	—	30,262
Mortgage servicing	—	679	—	679
Interest rate swap agreements	—	1,176	—	1,176
Interest rate cap agreements	—	32,950	—	32,950
Other	—	11,136	10	11,146
Total financial assets	$10,487	$20,080,308	$1,838,678	$21,929,473
Financial liabilities:
Derivatives:
Fair value	$—	$2,098	$—	$2,098
Cash flow	—	23,047	—	23,047
Customer related	—	235,639	—	235,639
Total return swap	—	—	282	282
Foreign exchange	—	30,144	—	30,144
Mortgage servicing	—	3,502	—	3,502
Interest rate swaps	—	2,481	—	2,481
Option for interest rate cap	—	32,977	—	32,977
Other	—	14,149	122	14,271
Total financial liabilities	$—	$344,037	$404	$344,441
(1) LHFS disclosed on the Consolidated Balance Sheet also includes loans held for sale that are held at the lower of cost or fair value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$1,695,767	$—	$1,695,767
Corporate debt	—	2,182,401	—	2,182,401
Asset-backed securities	—	1,452,760	1,267,643	2,720,403
Equity securities	10,343	—	—	10,343
State and municipal securities	—	1,823,462	—	1,823,462
Mortgage backed securities	—	7,475,702	—	7,475,702
Total investment securities available-for-sale	10,343	14,630,092	1,267,643	15,908,078
Trading securities	—	833,936	—	833,936
Retail installment contracts held for investment	—	—	845,911	845,911
Loans held-for-sale	—	213,666	—	213,666
Mortgage servicing rights	—	—	145,047	145,047
Derivatives:
Fair value	—	2,943	—	2,943
Cash flow	—	7,619	—	7,619
Mortgage banking interest rate lock commitments	—	—	3,063	3,063
Customer related	—	289,240	—	289,240
Foreign exchange	—	20,033	—	20,033
Mortgage servicing	—	7,432	—	7,432
Interest rate swap agreements	—	535	—	535
Interest rate cap agreements	—	49,762	—	49,762
Other	—	6,536	7	6,543
Total financial assets	$10,343	$16,061,794	$2,261,671	$18,333,808
Financial liabilities:
Derivatives:
Fair value	$—	$1,759	$—	$1,759
Cash flow	—	20,552	—	20,552
Mortgage banking forward sell commitments	—	2,424	—	2,424
Customer related	—	252,955	—	252,955
Total return swap	—	1,736	282	2,018
Foreign exchange	—	17,390	—	17,390
Mortgage servicing	—	7,448	—	7,448
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	49,806	—	49,806
Other	—	7,823	73	7,896
Total financial liabilities	$—	$374,636	$355	$374,991

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2015
Impaired loans held for investment	$—	$122,792	$326	$123,118
Foreclosed assets	—	27,574	—	27,574
Vehicle inventory	—	204,120	—	204,120
Loans held for sale	—	—	2,049,293	2,049,293
Goodwill	—	—	1,019,960	1,019,960
Indefinite lived intangibles	—	—	38,300	38,300

December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Vehicle inventory	—	136,136	—	136,136

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan and lease losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans where the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are considered Level 3 inputs. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $91.3 million and $100.2 million at December 31, 2015 and December 31, 2014, respectively.

Foreclosed assets represent the recorded investment in assets taken in foreclosure of defaulted loans, and are primarily comprised of commercial and residential real properties and generally measured at fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of market value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market values of used cars.

The estimated fair value for personal and commercial LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

The estimated fair value of goodwill and intangible assets are valued using unobservable inputs and is classified as Level 3. Fair value is calculated using a DCF model. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 1 and Note 9 for a description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Year Ended December 31,
		2015	2014	2013
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(3,618)	$(34,802)	$(29,103)
Foreclosed assets	Miscellaneous income(1)	(3,163)	(4,091)	(5,441)
Loans held for sale	Provision for credit losses	(323,514)	—	—
	Miscellaneous income(1)(2)	(238,271)	—	—
Goodwill impairment	Impairment of goodwill(3)	(4,447,622)	—	—
Indefinite lived intangible assets	Amortization of intangibles	(11,700)	—	—
		$(5,027,888)	$(38,893)	$(34,544)

(1) These amounts reduce Miscellaneous income.
(2) The $238.3 million decrease in miscellaneous income relates to lower of cost or fair value adjustments recorded on loans subsequent to the loans being reclassified to LHFS.
(3) In the year ended December 31, 2015, Goodwill totaling $5.5 billion was written down to its implied fair value of $1.0 billion, resulting in a goodwill impairment charge of $4.4 billion.

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the years ended December 31, 2015 and 2014, respectively.

Year Ended December 31, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$2,715	$2,261,316
Losses in other comprehensive income	(8,392)	—	—	—	(8,392)
Gains/(losses) in earnings	—	254,744	3,948	(965)	257,727
Additions/Issuances	1,207,466	—	22,964	—	1,230,430
Settlements(1)	(1,106,477)	(772,000)	(24,726)	396	(1,902,807)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$2,146	$1,838,274
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2015	$—	$254,744	$3,948	$(442)	$258,250

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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

The Company recognized $254.7 million and $559.2 million of gains in earnings related to the Retail Installment Contracts Held for Investment where the Company elected the fair value option. The gains are driven by three primary factors: 1) the recognition of interest income 2) recoveries of previously charged-off RICs and 3) actual performance of the portfolio since the Change in Control. Recoveries from RICs that were charged-off at the Change in Control dates are a direct increase to the gain recognized within the portfolio. In accordance with ASC 805, Business Combinations, the Company did not ascribe a fair value to the portfolio of sub-prime charged-off RICs at the Change in Control date. Recoveries of previously charged off loans are usually recorded as a reduction to charge-offs in the period the recovery is made, however, in instances where the FVO is elected, it will flow through the fair value mark. At the Change in Control date, the unpaid principal balance of the previously charged-off RIC portfolio was approximately $3 billion.

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities Available-for-Sale and Trading Securities

Securities accounted for at fair value include both available-for-sale and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair value. Actively traded quoted market prices for investment securities available-for-sale, such as U.S. Treasury and government agency securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

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

The Company's equity securities, which are comprised primarily of shares of registered mutual funds, are priced using net asset value per share, which is validated with a sufficient level of observable activity. Since the price is observable and unadjusted, these investments are considered Level 1.

Gains and losses on investments are recognized in the Consolidated Statements of Operations through Net gain on sale of investment securities.

RICs Held for Investment

For certain RIC held for investment, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

LHFS

The fair values of LHFS are estimated using published forward agency prices to agency buyers such as FNMA and FHLMC. The majority of the residential mortgage LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions.

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans as well as the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation and, are not significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. See further discussion below in the FVO for Financial Assets and Financial Liabilities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

MSRs

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through Mortgage banking income, net. See further discussion on MSRs in Note 10.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.0 million and $9.5 million, respectively, at December 31, 2015.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.0 million and $9.6 million, respectively, at December 31, 2015.

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

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques, including DCF analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs. The fair value represents the estimated amount the Company would receive or pay to terminate the contract or agreement, taking into account current interest rates, foreign exchange rates, equity prices and, when appropriate, the current creditworthiness of the counterparties.

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

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,310,203	Discounted Cash Flow	Discount Rate (1)	1.10% - 2.14% (1.39%)
Sale-leaseback securities	$50,037	Consensus Pricing (2)	Offered quotes (3)	127.42%
Retail installment contracts held for investment	$328,655	Discounted Cash Flow	Prepayment rate (CPR) (4)	9.25%
			Discount Rate (5)	10.00% - 13.50% (10.92%)
			Recovery Rate (6)	25.00% - 43.00% (30.36%)
Mortgage servicing rights	$147,233	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.52% - 54.35% (10.12%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,540	Discounted Cash Flow	Pull through percentage (9)	76.95%
			MSR value (10)	0.73% - 1.07% (1.01%)

(1) Based on the applicable term and discount index.
(2) Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.
(3) Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.
(4) Based on the analysis of available data from a comparable market securitization of similar assets.
(5) Based on the cost of funding of debt issuance and recent historical equity yields.
(6) Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.
(7) Average CPR projected from collateral stratified by loan type, note rate and maturity.
(8) Based on the nature of the input, a range or weighted average does not exist.
(9) Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.
(10) MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$5,025,148	$5,025,148	$5,025,148	$—	$—
Available-for-sale investment securities	20,851,495	20,851,495	10,487	19,480,768	1,360,240
Loans held for investment, net	76,279,051	76,307,394	—	122,792	76,184,602
Loans held-for-sale	3,191,762	3,212,202	—	236,760	2,975,442
Restricted cash	2,429,729	2,429,729	2,429,729	—	—
Mortgage servicing rights	147,233	147,233	—	—	147,233
Derivatives	365,330	365,330	—	362,780	2,550

Financial liabilities:
Deposits	56,114,232	56,121,954	47,601,229	8,520,725	—
Borrowings and other debt obligations	49,086,103	49,320,778	—	40,117,999	9,202,779
Derivatives	344,441	344,441	—	344,037	404

	December 31, 2014
	(As Restated)
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,234,725	$2,234,725	$2,234,725	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	74,273,471	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,679,382	40,147,937	—	30,355,610	9,792,327
Derivatives	374,991	374,991	—	374,636	355

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

As of December 31, 2015 and December 31, 2014, the Company had $2.4 billion and $2.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

These instruments and the related reserve are classified as Level 3. The Company believes that the carrying amounts, which are included in Other liabilities, are reasonable estimates of fair value for these financial instruments.

FVO for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolio primarily consists of residential mortgages and RICs. RICs and commercial loans that are held-for-sale are accounted for at the lower of cost or market. The Company adopted the FVO on residential mortgage loans classified as held-for-sale, which allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

RIC held for investment

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs held for investment in connection with the Change in Control. These loans consisted of all of SC’s RIC accounted by SC under ASC 310-30, as well as all of SC’s RICs that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding unpaid principal balance of $2.6 billion with a fair value of $1.9 billion at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RIC measured at fair value as of December 31, 2015 and 2014.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
December 31, 2015
Loans held-for-sale(1)	$236,760	$234,313	$2,447
Nonaccrual loans	—	—	—
Retail installment contracts held for investment	$328,655	$423,757	$(95,102)
Nonaccrual loans	38,226	60,793	(22,567)

December 31, 2014
Loans held-for-sale	$213,666	$208,889	$4,777
Nonaccrual loans	—	—	—
Retail installment contracts held for investment	$845,911	$1,074,071	$(228,160)
Nonaccrual loans	90,341	149,098	(58,757)
(1) LHFS disclosed on the Consolidated Balance Sheet also includes loans held for sale that are held at the lower of cost or fair value.

Interest income on the Company’s LHFS and RIC held for investment is recognized when earned based on their respective contractual rates in Interest income on loans in the Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due for LHFS and more than 60 days past due for RIC held for investment.

Residential MSRs

The Company elected to account for its existing portfolio of residential MSRs at fair value. This election created greater flexibility with regard to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the residential MSRs' fair value through the use of risk management instruments.

The Company's residential MSRs had an aggregate fair value of $147.2 million and $145.0 million at December 31, 2015 and 2014, respectively. Changes in fair value totaling a gain of $3.9 million and a loss of $2.8 million were recorded in Mortgage banking income, net in the Consolidated Statements of Operations during the years ended December 31, 2015 and 2014, respectively.
NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit (1)	$31,379,039	$28,792,062
Unsecured revolving lines of credit	—	5
Letters of credit	1,832,884	1,789,666
Recourse exposure on sold loans	70,394	174,902
Commitments to sell loans	56,982	82,791
Total commitments	$33,339,299	$30,839,426
(1) Commitments to extend credit excludes commitments that can be canceled by the Company without notice.

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

Subsequent to December 31, 2015 but prior to the issuance of the financial statements, SBNA transferred and settled $3.1 billion of unfunded commitments to extend credit to an unconsolidated related party.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	December 31, 2015	December 31, 2014
	(in thousands)
1 year or less	$6,451,239	$5,968,468
Over 1 year to 3 years	5,250,512	5,322,291
Over 3 years to 5 years	12,136,625	10,810,213
Over 5 years (1)	7,540,663	6,691,090
Total	$31,379,039	$28,792,062

(1) Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding greater than 5 years.

Unsecured Revolving Lines of Credit

Such commitments, included in the Commitments to extend credit line above, arise primarily from agreements with customers for unused lines of credit on unsecured revolving accounts and credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualifications.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 14.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2015 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at December 31, 2015. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of December 31, 2015 and 2014, the liability related to these letters of credit was $29.9 million and $73.9 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at December 31, 2015 and 2014 were lines of credit outstanding of $117.5 million and $58.8 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	December 31, 2015	December 31, 2014
	(in thousands)
1 year or less	$1,230,424	$1,250,124
Over 1 year to 3 years	308,634	285,108
Over 3 years to 5 years	268,946	248,209
Over 5 years	24,880	6,225
Total	$1,832,884	$1,789,666

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $552.1 million as of December 31, 2015 and $2.6 billion as of December 31, 2014. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of December 31, 2015 and $152.8 million as of December 31, 2014, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2015 and 2014, the Company had $6.8 million and $40.7 million, respectively, of reserves classified in Accrued expenses and payables on the Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages. In 2015 and 2014 the Company repurchased $1.4 billion and $898.5 million, respectively, of performing loans previously sold to FNMA. Refer to Note 5 Loans to the Consolidated Financial Statements for further discussion of this purchase.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential mortgage loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans, and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan, or if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Consolidated Balance Sheets, and the related income statement activity is recorded in Mortgage banking income, net on the Consolidated Statements of Operations. In May 2014, the Company reached a settlement with FNMA for loans previously sold, resulting in an $8.0 million reduction in the representation and warranty liability. In December 2014, the Company reached a settlement with FHLMC for loans previously sold, resulting in a $24.8 million reduction in the representation and warranty liability. Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of December 31, 2015. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. As of December 31, 2015 and December 31, 2014, the reserve balance was $23.8 million and $24.3 million, respectively.

SC Commitments

SC is obligated to make purchase price hold-back payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected. The balance of these pools totaled $12.0 million and $57.9 million as of December 31, 2015 and 2014 , respectively.

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer's established credit limit. At December 31, 2015, there was an outstanding balance of $26.9 million and a committed amount of $27.4 million.

Under terms of agreements with a peer-to-peer personal lending platform company, LendingClub, SC was committed as of December 31, 2015 to purchase at least the lesser of $30.0 million per month or 50% of the lending platform company’s aggregate near-prime originations thereafter through July 2017. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, SC sent a notice of termination to the lending platform company, and, accordingly, ceased originations on this platform on January 7, 2016. On February 1, 2016, SC completed the sale of substantially all of their LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of approximately $900 million as of December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. As of December 31, 2015 and December 31, 2014, SC was obligated to purchase $12.5 million and $7.7 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC is also required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated. SC is seeking a third party who is willing and able to take on this obligation and continues to classify this portfolio as held-for-sale. SC has recorded lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as it is held, particularly due to the new volume they are committed to purchase.

Under terms of an application transfer agreement with another original equipment manufacturer (OEM), SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of retail installment contracts through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of December 31, 2015, SC had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to SC’s retail installment contract sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

SC has a flow agreement with Bank of America whereby SC is committed to sell up to a specified amount of eligible loans to the Bank of America each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fee SC receives. SC and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement. In January 2016, the Company executed an amendment to the servicing agreement with CBP which decreased the servicing fee the Company receives on loans sold to CBP by the Company under the flow agreement.

In connection with the bulk sales of Chrysler Capital leases to a third party, SC is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $2.9 million, net, as of December 31, 2015.

On March 31, 2015, SC executed a forward flow asset sale agreement with a third party under terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200 million in proceeds. SC and the third party executed an amendment to the forward flow asset sale agreement on June 29, 2015, which increased the committed sales of charged-off loan receivables in bankruptcy status to $275.0 million, and a second amendment on September 29, 2015 requiring sales to occur quarterly. On November 13, 2015, the SC and the third party executed a third amendment to the forward flow asset sale agreement, which increased the committed sales of charged off loan receivables in bankruptcy status to $350.0 million. However, any sale over $275.0 million is subject to a market price check. As of December 31, 2015, the remaining aggregate commitment was $200.7 million.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Litigation

In the ordinary course of business, the Company and its subsidiaries are routinely parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, inspections, information-gathering requests, inquiries and investigations, including by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), the Consumer Financial Protection Bureau (the “CFPB”), the Federal Deposit Insurance Corporation (the “FDIC”), the Department of Justice (the “DOJ”), the SEC, states' attorney general, and other governmental and regulatory authorities.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, enforcement, or regulatory matter develops, the Company in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, during which quarter an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain of the Company's legal matters, the Company is able to estimate a range of reasonably possible losses. For other matters for which some loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $25.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of December 31, 2015.

The regulatory matters for which it is reasonably possible that the Company will incur a significant loss are described below. The Company may include in some of the descriptions of individual disclosed matters certain quantitative information related to the plaintiff's claim against the Company as alleged in the plaintiff's pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible loss or its judgment as to any currently appropriate accrual. Refer to Note 16 to these Consolidated Financial Statements for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

Other Regulatory and Governmental Matters

Foreclosure Matters

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by the Federal Housing Financing Agency, FNMA or FHLMC. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

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

On June 16, 2015, the Bank entered into a consent order amending the Order and the 2013 amendment to the Order (the “2015 Amendment”). The 2015 Amendment provides that the Bank has not fully complied with the terms of the OTS Order and that nine actionable items under the OTS Order as amended remain. The 2015 Amendment imposes certain supervisory restrictions on the Bank’s mortgage origination and servicing business. These restrictions require the Bank to obtain prior supervisory non-objection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers, although the Bank may generally operate its current mortgage origination and servicing business in the ordinary course. The Bank continues its efforts to close the nine actionable items identified in the 2015 Amendment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The 2015 Amendment confirmed that the Bank has fulfilled its obligations under the OTS Order to pay $6.2 million into the remediation fund referenced above and to engage in foreclosure avoidance activities in an aggregate principal amount of at least $9.9 million.

On February 8, 2016, the OCC terminated the OTS Order and assessed a civil monetary penalty of $3.4 million.

Identity Theft Protection Product Matter

The Bank had been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from the Bank's third-party vendor. In response to those concerns, as of December 31, 2014, the Bank had made $37.6 million in total remediation payments to customers. Notwithstanding those payments, on March 26, 2015, the Bank received a Consent Cease and Desist Order ("Consent Order") from the OCC regarding identified deficiencies in SBNA's billing practices with regard to an identity protection product. Pursuant to the Consent Order, the Bank paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of the identity theft protection product. As indicated above, as of the end of 2014, all customers had been mailed a refund representing the amount paid for product enrollment. Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to the identity theft protection product fees. The approximate amount of the expected additional remediation is $5.2 million. On June 26, 2015, the Bank sent its formal response to the Consent Order and on October 15, 2015, the OCC sent a Supervisory Letter (SBNA-2015-31) objecting to the Bank's Response and Proposed Reimbursement and Action Plans. On December 14, 2015, the Bank re-submitted a revised response and enhanced Reimbursement and Action Plans and on December 21, 2015 received a notice of non-objection from the OCC. Since that time, the actions and remediation set forth in the plans are underway as is ongoing reporting to the OCC.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC matters

Periodically, SC is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York (the "Steck Lawsuit"). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against SC, certain of its current and former directors and executive officers of SC and certain institutions that served as underwriters in SC's IPO. Each lawsuit was brought by a purported stockholder of SC seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SC's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleged that the Registration Statement and Prospectus contained misleading statements concerning SC’s auto lending business and underwriting practices. Each lawsuit asserted claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. In February 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed with prejudice. In June 2015, the venue of the Steck Lawsuit was transferred from the Southern District of New York to the Northern District of Texas. On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614. The lawsuit names as defendants current and former members of SC’s board of directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s subprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief.

Further, SC is party to or are otherwise involved periodically in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, SC received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. SC also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. SC is complying with the requests for information and document preservation.

On November 4, 2015, SC entered into an Assurance of Discontinuance (the "AOD") with the Office of Attorney General of the Commonwealth of Massachusetts (the "Massachusetts AG"). The Massachusetts AG had alleged that SC violated the maximum permissible interest rates allowed by Massachusetts law due to the inclusion of Guaranteed Auto Protection (GAP) in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay one hundred fifty thousand dollars to the Massachusetts AG to reimburse its costs in implementing the AOD.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period of time between violated the Servicemembers Civil Relief Act (the "SCRA"). The consent order requires SC to pay a civil fine in the amount of fifty-five thousand dollars, as well as at least $9.4 million to affected servicemembers consisting of ten thousand dollars plus compensation for any lost equity (with interest) for each repossession by SC and five thousand dollars for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires SC to undertake additional remedial measures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the Equal Credit Opportunity Act ("ECOA") regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and (ii) the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of SC's pricing of automobile loans.

SHUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of SC.

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of these lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2015, are summarized as follows:

	AT DECEMBER 31, 2015
	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
	(in thousands)
2016	$125,672	$(7,403)	$118,269
2017	115,247	(6,925)	108,322
2018	99,016	(4,840)	94,176
2019	87,106	(3,932)	83,174
2020	64,564	(2,414)	62,150
Thereafter	262,901	(5,793)	257,108
Total	$754,506	$(31,307)	$723,199

The Company recorded rental expense of $161.8 million, $145.2 million and $126.4 million, net of $8.9 million, $9.9 million and $11.9 million of sublease income, in 2015, 2014 and 2013, respectively, in Occupancy and equipment expenses in the Consolidated Statement of Operations.

NOTE 21. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the common equity tier 1 (CET1) capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the Total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the Total capital ratio, and 5.0% for the Leverage ratio. At December 31, 2015 and 2014, the Company met the well-capitalized capital ratio requirements.

As a BHC, SHUSA is required to maintain a (CET1) capital ratio of at least 4.5%, Tier 1 capital ratio of at least 6%, total capital ratio of at least 8%, and Leverage ratio of at least 4%. The Company’s capital levels exceeded the ratios required for BHCs. The Company's ability to make capital distributions will depend on the Federal Reserve's accepting the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Company's capital status, as well as other supervisory factors.

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

The Company is also required to receive a notice of non-objection to its capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments.

For a discussion of Basel III and the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section of the MD&A captioned Regulatory Matters.

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

Federal banking laws, regulations and policies also limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank’s examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank’s capital ratios. There were no dividends declared or paid in 2015 or 2014. The Bank returned capital of $0.0 million and $128.0 million to SHUSA in 2015 and 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. REGULATORY MATTERS (continued)

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2015 and 2014:

	REGULATORY CAPITAL
	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
	($ in thousands)
Santander Bank at December 31, 2015(1):
Regulatory capital	$9,857,655	$9,857,655	$10,775,851	$9,857,655
Capital ratio	13.81%	13.81%	15.09%	11.46%
SHUSA at December 31, 2015(1):
Regulatory capital	$12,963,174	$14,647,474	$16,628,013	$14,647,474
Capital ratio	11.95%	13.51%	15.33%	11.57%

	Tier 1 Common Capital	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Santander Bank at December 31, 2014(2):
Regulatory capital	$8,831,156	$8,831,156	$9,872,603	$8,831,156
Capital ratio	13.23%	13.23%	14.79%	12.01%
SHUSA at December 31, 2014(2):
(As Restated)
Regulatory capital	$10,962,147	$13,072,941	$15,066,932	$13,072,941
Capital ratio	10.89%	12.99%	14.97%	12.31%
(1) Represents phase-in ratios under Basel III
(2) Represents ratios under Basel I

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

In March 2010, the Company issued a $750.0 million subordinated note to Santander, which was scheduled to mature in March 2020. This subordinated note bore interest at 5.75% until March 2015. SHUSA paid Santander $0.0 million (zero) in interest in 2015, and approximately $6.1 million and $43.1 million in interest in 2014, and 2013, respectively. This note was converted to common stock in February 2014. See Note 13 to the Consolidated Financial Statements.

The Company has $5.0 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 3.0% of the outstanding principal of these securities as of December 31, 2015.

The Company has entered into derivative agreements with Santander and Abbey National Treasury Services plc, a subsidiary of Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. These contracts had notional values of $3.8 billion and $2.3 billion, respectively, as of December 31, 2015, compared to $3.0 billion and $2.6 billion, respectively, as of December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. RELATED PARTY TRANSACTIONS (continued)

In 2006, Santander provided confirmation of standby letters of credit issued by the Company, which were not renewed after the fourth quarter of 2013. During the year ended December 31, 2013, the average unfunded balance outstanding under these commitments was $34.8 million. The Company incurred $0.3 million in fees in the year ended December 31, 2013.

During the year ended December 31, 2015, the Company paid $6.4 million in rental payments to Santander, compared to $6.7 million in 2014 and $2.5 million in 2013.

In the ordinary course of business, we may provide loans to our executive officers and, directors also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company and the Bank, including the Company's executive officers, are priced at up to a 1.0% discount to market and require no application fee, but contain no other terms than terms available in comparable transactions with non-employees. The 1.0% discount is discontinued when an employee terminates his or her employment with the Company or the Bank. The outstanding balance of these loans was $4.7 million and $6.6 million at December 31, 2015 and December 31, 2014, respectively.

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in 2015 in the amount of $3.3 million, $3.5 million in 2014 and $3.3 million in 2013. There were no payables in connection with this agreement in the years ended December 31, 2015 and 2014. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2015 in the amount of $9.8 million, $13.4 million in 2014 and $15.7 million in 2013. In addition, as of December 31, 2015 and 2014, the Company had payables with Geoban, S.A. in the amounts of $10.5 million and $1.6 million, respectively. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in 2015 in the amount of $95.0 million, $108.5 million in 2014 and $125.8 million in 2013. In addition, as of December 31, 2015 and December 31, 2014, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $12.3 million and $16.2 million, respectively. The fees related to this agreement are capitalized in Premises and equipment on the Consolidated Balance Sheets.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the amount of $106.8 million in 2015, $83.2 million in 2014 and $93.9 million in 2013. In addition, as of December 31, 2015 and December 31, 2014, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $10.6 million and $9.9 million, respectively. The fees related to this agreement are recorded in Occupancy and equipment expenses and Technology expense in the Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $1.3 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2015, and $0.7 million and $0.4 million in 2014 and 2013, respectively. There were no payables in connection with this agreement in 2015 or 2014. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. RELATED PARTY TRANSACTIONS (continued)

•
SGF, a Santander affiliate, is under contracts with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF, and (ii) property management and related services. In 2015, fees in the amount of $8.0 million were paid to SGF with respect to this agreement, compared to $12.3 million in 2014 and $11.6 million in 2013. There were no payables in connection with this agreement in 2015 or 2014. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Santander Securities LLC, a Santander affiliate, entered into a contract with the Bank as of April 2012 to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities LLC collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. As of December 31, 2015, the Company had receivables with Santander Securities LLC in the amount of $3.6 million, compared to $3.8 million in 2014, which are recorded within Other assets on the Consolidated Balance Sheet. Fees recognized related to this agreement were $46.5 million for the year-ended December 31, 2015, compared to $51.7 million in 2014, which are recorded within Consumer fees in the Consolidated Statement of Operations. Fees incurred in 2015 were $0.0 million, compared to $0.1 million in 2014 and $0.2 million in 2013. There were no payables in connection with this agreement in 2015 or 2014.

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

•
SC has a line of credit agreement with Santander. During the years ended December 31, 2015 and December 31, 2014, SC incurred interest expense, including unused fees of $96.8 million and $92.2 million which includes $6.0 million and $7.8 million of accrued interest payable, respectively. SC also has a letter of credit facility with Santander for which it incurred $0.0 million and $0.5 million of interest expense, including unused fees of $0.0 million and $0.1 million payable in 2015 and 2014, respectively. In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each months ending balance. The guarantee fee will only be applicable for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. SC recognized guarantee fee expense of $2.3 million for the year ended December 31, 2015.

•
SC has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $13.7 billion and $16.3 billion at December 31, 2015 and 2014, respectively, which are included in Note 15 of these Consolidated Financial Statements.

•	In December 2015, SC formed a new wholly-owned subsidiary, Santander Consumer International PR, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity.

•
During 2014, and until May 9, 2015, SC entered into a flow agreement with SBNA under which SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC may review any applications declined by SBNA for SC’s own portfolio. SC provides servicing and receives an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases.

•
During the years ended December 31, 2015 and December 31, 2014, SC originated $23.5 million and $17.4 million, respectively, in personal unsecured revolving loans under terms of a master service agreement with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The master service agreement enables SC to review point-of-sale credit applications of retail store customers. During the year ended December 31, 2015, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. On March 24, 2016, SC notified most of the retailers for which it reviews credit applications that it will no longer fund new originations effective April 11, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. RELATED PARTY TRANSACTIONS (continued)

•
On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his Employment Agreement, including Mr. Dundon's execution of a release of claims against SC, Mr. Dundon became entitled to receive certain payments and benefits under his Employment Agreement. The Separation Agreement also provided for the modification of terms of certain equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

•
During 2015, SC recognized $12.3 million in severance-related expenses, and $9.9 million in stock compensation expense in connection with Mr. Dundon’s departure and the terms of the Separation Agreement. As of December 31, 2015, SC had recorded a liability for $115.1 million in contemplation of the payments and benefits due under the terms of the Separation Agreement. Mr. Dundon will continue to serve as a Director of SC's Board, and will serve as a consultant to SC for twelve months from the date of the Separation Agreement at a mutually agreed rate, subject to required bank regulatory approvals. As of December 31, 2015, SC has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement.

•
On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon, DDFS, and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS ("the DDFS Shares") represented approximately 9.7% of SC Common Stock. Also, in connection with and pursuant to the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SC and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of SC Common Stock owned by DDFS LLC in accordance with the terms and conditions of the Shareholders Agreement, the definition of the term “Average Stock Price” to mean $26.83. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan which as of December 31, 2015 had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS LLC are pledged as collateral under a related pledge agreement.

•
SC paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate. For the years ended December 31, 2015 and December 31, 2014, the Company paid $0.4 million and $0.6 million, respectively, to Meregrass Company, Inc., the company managing the plane's operations, with an average rate of $5,800 per hour in both years.

•
As of December 31, 2015, Jason Kulas, SC's current CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which SC leases 373,000 square feet as its corporate headquarters. Per the rental agreement, SC was not required to pay base rent until February 2015. During the year ended December 31, 2015, SC paid $5.0 million in lease payments on this property. Future minimum lease payments over the 12-year term of the lease, which extends through 2026, total $75.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2015	2014 (1)
		(As Restated)
	(in thousands)
Assets
Cash and cash equivalents	$3,169,366	$2,099,992
Loans to non-bank subsidiaries	300,000	300,000
Investment in subsidiaries:
Bank subsidiary	9,082,729	8,974,690
Non-bank subsidiaries	7,819,588	10,098,766
Premises and equipment, net(3)	57,622	122
Equity method investments	22,981	29,181
Restricted cash	73,060	82,019
Other assets(2)	253,338	270,802
Total assets	$20,778,684	$21,855,572
Liabilities and stockholder's equity
Borrowings and other debt obligations(2)	$3,294,976	$1,804,297
Borrowings from non-bank subsidiaries	140,144	139,184
Deferred tax liabilities, net	69,539	1,153,184
Other liabilities	132,671	93,141
Total liabilities	3,637,330	3,189,806
Stockholder's equity	17,141,354	18,665,766
Total liabilities and stockholder's equity	$20,778,684	$21,855,572

(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.
(2) Balances as of December 31, 2014 include re-classification of debt issuance costs from Other assets to Borrowings and other debt obligations in accordance with the adoption of ASU 2015-03. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation.
(3) During 2015, the Company added a significant amount of premises and equipment, primarily computer hardware and software, which was assigned to the Parent Company. In prior years, premises and equipment was included within the Other assets line of the Parent Company Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2015	2014 (1)	2013 (2)
		(As Restated)
	(in thousands)
Dividends from non-bank subsidiaries	$—	$31,649	$—
Interest income	7,439	6,042	3,365
Income from equity method investments	262	24,107	449,357
Gain on Change in Control	—	2,428,539	—
Other income	2,688	2,049	2,009
Total income	10,389	2,492,386	454,731
Interest expense	108,811	70,816	161,812
Other expense	287,650	149,774	44,678
Total expense	396,461	220,590	206,490
(Loss)/income before income taxes and equity in earnings of subsidiaries	(386,072)	2,271,796	248,241
Income tax (benefit)/provision	(1,048,267)	827,508	54,235
Income before equity in earnings of subsidiaries	662,195	1,444,288	194,006
Equity in undistributed earnings / (deficits) of:
Bank subsidiary	141,311	303,704	344,994
Non-bank subsidiaries	(2,258,103)	709,640	89,103
Net (loss)/income	(1,454,597)	2,457,632	628,103
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(2,322)	25,163	39,751
Net unrealized (losses)/gains recognized on investment securities	(43,511)	146,877	(359,616)
Amortization of defined benefit plans	2,602	(14,082)	11,163
Total other comprehensive (loss)/income	(43,231)	157,958	(308,702)
Comprehensive (loss)/income	$(1,497,828)	$2,615,590	$319,401

(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.
(2) Balances as of December 31, 2013 presented with SC being accounted for as an equity method investment at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2015	2014 (1)	2013 (2)
		(As Restated)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,454,597)	$2,457,632	$628,103
Adjustments to reconcile net income to net cash (paid in)/provided by operating activities:
Gain on SC Change in Control	—	(2,291,003)	—
Net gain on sale of SC shares	—	(137,536)	—
Deferred tax (expense) / benefit	(1,071,571)	969,496	141,292
Undistributed (earnings) / deficit of:
Bank subsidiary	(141,311)	(303,704)	(344,994)
Non-bank subsidiaries	2,258,103	(709,640)	(89,103)
Stock based compensation expense	25	449	2,057
Remittance to Santander for stock based compensation	—	(1,656)	(3,877)
Equity earnings from equity method investments	(262)	(24,107)	(449,357)
Dividends from equity method investments	—	—	188,661
Net change in other assets and other liabilities	42,933	3,842	(293,867)
Net cash (paid in) / provided by operating activities	(366,680)	(36,227)	(221,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital returned from/(contributed to) subsidiaries	11,116	146,585	178,266
Net change in restricted cash	8,959	(82,019)	—
Net (increase)/decrease in loans to subsidiaries	—	(300,000)	—
Proceeds from sale of SC shares	—	320,145	—
Proceeds from the sales of equity method investments	14,947	—	—
Purchases of premises and equipment	(58,524)	—	—
Net cash (used in) / provided by investing activities	(23,502)	84,711	178,266
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of other debt obligations	(600,000)	—	(481,267)
Net proceeds received from senior notes and senior credit facility	2,085,205	—	500,000
Net change in borrowings	960	77	896
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)
Net proceeds from the issuance of common stock	—	1,771,000	—
Impact of SC stock option activity	(12,009)	—	—
Net cash provided by/(used in) financing activities	1,459,556	1,756,477	5,029
Increase/(Decrease) in cash and cash equivalents	1,069,374	1,804,961	(37,790)
Cash and cash equivalents at beginning of period	2,099,992	295,031	332,821
Cash and cash equivalents at end of period	$3,169,366	$2,099,992	$295,031
(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.
(2) Balances as of December 31, 2013 presented with SC being accounted for as an equity method investment at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SC serve. The Company has identified the following reportable segments:

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

•
The Auto Finance & Business Banking segment currently provides commercial lines, loans, and deposits to business banking customers as well as indirect consumer leasing, commercial loans to dealers and financing for commercial vehicles and municipal equipment. The Auto Finance & Business Banking segment includes certain activity related to the Bank's intercompany agreements with SC.

In conjunction with the Chrysler Agreement, the Bank has an agreement with SC under which SC provides the Bank with the first right to review and assess FCA dealer lending opportunities and, if the Bank elects, to provide the proposed financing. Historically and through September 30, 2014, SC provided servicing under this arrangement. Effective October 1, 2014, the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SC, were transferred to the Bank. The agreements executed in connection with this transfer require SC to permit the Bank the first right to review and assess Chrysler Capital dealer lending opportunities and require the Bank to pay SC a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of the Company.

On January 17, 2014, the Bank entered into a direct origination agreement with SC under which the Bank had the first right to review and approve all prime Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by the Bank for SC’s own portfolio. SC provides servicing and receives an origination fee on all leases originated under this agreement. During April 2015, the Bank and SC determined not to renew this direct origination agreement which expired by its terms on May 9, 2015.

•
The Real Estate and Commercial Banking segment offers commercial real estate loans, multifamily loans, commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (continued)

•
SC is a specialized consumer finance company focused on vehicle finance. SC’s primary business is the indirect origination of RIC, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with FCA that became effective May 1, 2013, SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RIC and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RIC from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal loans, private label credit cards and other consumer finance products. During 2015, SC announced its intention to exit the personal lending business.

SC has entered into a number of intercompany agreements with the Bank as described above as part of the Auto Finance & Business Banking segment. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of the Company.

The Other category includes earnings from the investment portfolio, interest from the non-strategic assets portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

For segment reporting purposes, SC continues to be managed as a separate business unit. The Company’s segment results, excluding SC, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

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

During the third quarter of 2015, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•	The small business banking business unit, formerly included in the Retail Banking reportable segment, was combined with the Auto Finance and Alliances business unit.

•	The commercial business banking business unit, formerly included in the Real Estate and Commercial Banking reportable segment, was combined with the Auto Finance and Alliances business unit.

•	A new reportable segment named Auto Finance & Business Banking was created from the small business banking unit, the commercial business banking unit, and the Auto Finance and Alliances unit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (continued)

•
The internal funds transfer pricing ("FTP") guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. These FTP changes impact all reporting segments, excluding SC.

Prior period FTP results have been recast based on the Company's best estimate to conform to current methodologies for the segments, however due to system constraints, FTP results for 2013 have not been recast. All other prior period results have been recast to conform to the new composition of the reportable segments.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of December 31, 2015. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA excluding SC					Non-GAAP measure(4)
December 31, 2015	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income/(loss)	$691,457	$252,519	$460,404	$219,279	$(57,268)	$4,862,921	$343,049	$347	$6,772,708
Total non-interest income	283,789	407,536	93,402	89,997	94,763	1,266,286	307,023	(46,091)	2,496,705
Provision for credit losses	51,630	5,078	24,770	27,941	25,714	2,965,198	1,015,568	—	4,115,899
Total expenses	1,316,915	525,853	205,093	104,204	324,523	1,878,685	4,596,803	(51,957)	8,900,119
Income/(loss) before income taxes	(393,299)	129,124	323,943	177,131	(312,742)	1,285,324	(4,962,299)	6,213	(3,746,605)

Intersegment revenue/(expense)(1)	(4,742)	5,956	6,953	(9,601)	1,434	—	—	—	—
Total average assets	16,971,220	8,415,871	21,424,413	11,823,350	32,586,273	34,584,296	—	—	125,805,423

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and Holding Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended	SHUSA excluding SC					Non-GAAP measure(4)
December 31, 2014	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments	Eliminations	Total
(As Restated)	(in thousands)
Net interest income	$666,768	$242,307	$416,671	$180,392	$72,364	$4,329,683	$421,102	$(344,514)	$5,984,773
Total non-interest income	392,635	225,175	82,427	84,580	188,905	1,042,661	343,513	(107,502)	2,252,394
Gain on Change in Control	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision for/(release of) credit losses	59,006	12,733	(72,923)	691	(1,506)	2,680,527	41,739	(225,454)	2,494,813
Total expenses	1,238,790	337,571	188,119	94,302	419,412	1,547,694	144,086	(270,245)	3,699,729
Income/(loss) before income taxes	(238,393)	117,178	383,902	169,979	(156,637)	1,144,123	3,007,329	43,683	4,471,164

Intersegment revenue/(expense)(1)	(4,317)	5,240	6,380	(8,486)	1,183	—	—	—	—
Total average assets	17,735,588	6,569,789	20,404,240	9,362,307	26,810,061	27,694,566	—	—	108,576,551

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and Holding Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represent the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations adjust for the one month that SHUSA accounted for SC as an equity method investment and eliminate intercompany transactions.

For the Year Ended
December 31, 2013	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Corporate Banking	Other(2)	Equity Method Investment in SC	Total
	(in thousands)
Net interest income	$667,757	$230,822	$377,395	$167,666	$70,131	$—	$1,513,771
Total non-interest income	357,764	52,911	105,710	81,670	36,871	453,157	1,088,083
Provision for/(release of) credit losses	117,882	36,656	(52,364)	(893)	(54,431)	—	46,850
Total expenses	1,310,330	99,422	226,012	71,310	59,527	—	1,766,601
Income/(loss) before income taxes	(402,691)	147,655	309,457	178,919	101,906	453,157	788,403

Intersegment revenue/(expense)(1)	4,147	1,338	6,679	(12,267)	103	—	—
Total average assets	18,632,940	5,496,126	19,031,882	8,150,589	28,503,311	—	79,814,848

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and Holding Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NON-GAAP FINANCIAL MEASURES

The Chief Operating Decision Maker ("CODM"), as described by ASC 280, Segment Reporting, manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table discloses SC's operating information on the same basis that it is reviewed by SHUSA's CODM to reconcile to SC's GAAP results, purchase price adjustments and accounting for SC as an equity method investment. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of its results or any performance measures under GAAP as set forth in its financial statements. The reader should compensate for these limitations by relying primarily on the GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this report.

Based upon the recommendation of our Audit Committee, PricewaterhouseCoopers LLP will replace Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending on December 31, 2016. That change was reported by the Company in a Current Report on Form 8-K dated December 10, 2015, filed with the SEC on December 15, 2015.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company carried out an evaluation, under the supervision of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses described below.

Notwithstanding these material weaknesses, the Company has concluded that the financial statements included in this report fairly present in all material respects its financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (GAAP).

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

Allowance for Loan Losses

We have identified the following material weaknesses related to the allowance for loan losses and related disclosures emanating from our majority owned subsidiary, Santander Consumer USA Holdings, Inc. (“SC”):

As of December 31, 2015, we assessed the effectiveness of internal control over its financial reporting and determined they did not maintain effective internal control over financial reporting as of December 31, 2015. These material weaknesses relate to the following financial statement line items in the Company’s consolidated financial statements: the allowance for loan losses, provision for credit losses, and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

(i)	Management’s review control of the methodology for estimating the credit loss allowance in accordance with GAAP did not operate effectively.

(ii)

(iii)
Review controls of the troubled debt restructurings (“TDRs”) footnote disclosures and supporting information did not effectively identify that parameters used to query the loan data were incorrect. A review of inputs used to estimate expected cash flows of loans modified in TDRs did not identify errors in types of cash flows included and in the assumed timing and amount of defaults.

(iv)
Review controls over inputs and assumptions in models used for estimating credit loss allowance and related model changes were not effective and management did not adequately challenge significant assumptions. Review and approval controls over the development of new models to estimate credit loss allowance and related model changes were ineffective. Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

(v)
SC’s Control Environment, related to hiring and retention of personnel with appropriate knowledge, experience, and training in certain areas important to financial reporting; inadequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities or to ensure corrective actions were appropriately prioritized and implemented in a timely manner; inadequate assessment of changes in risks that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed; and inadequate oversight of accounting and financial reporting activities in implementing certain accounting practices.

In addition to the above items emanating from SC, in the process of estimating the Allowance for Loan Losses related to SC loans in the Company’s consolidated financial statements, SC’s discount rates were used in the TDR methodology rather than the discount rate required for the Company related to the original purchase accounting discount. Management’s review control of the methodology did not operate effectively.

Goodwill

In connection with the annual goodwill impairment test conducted as of October 1st, the Company determined there was a material weakness in the operating effectiveness of management’s review control over the calculation of the carrying value of the Company’s SC reporting unit used in the Company’s step one goodwill impairment tests performed in accordance with ASC 350-20. A review of the calculation did not identify an error which resulted in an understatement of the carrying value used in the goodwill impairment tests. While the impact of the error did not result in a different conclusion regarding the step one impairment test that was conducted, it was reasonably possible that the understated carrying value could have resulted in a different conclusion that would not have been prevented or detected.

Additionally, in performing step two of the impairment test on the SC reporting unit as of December 31, 2015, in accordance with ASC 350-20, the review control over data utilized in the valuation was not operating effectively.

Control Environment

The Company is involved with complex accounting matters (such as purchase accounting, goodwill, allowance and TDR matters) emanating from the SC reporting unit, which require significant resources, time and technical expertise. We determined there was a material weakness in the design and operating effectiveness of the controls pertaining to the Company’s oversight of its SC subsidiary activities and the Company’s accounting for such transactions that are significant to the Company’s internal control over financial reporting. These activities were (a) ineffective oversight to ensure accountability for the performance of internal control over financial reporting responsibilities or to ensure corrective actions were appropriately prioritized and implemented in a timely manner; and (b) inadequate resources, time and technical expertise to perform effective oversight of the application of accounting and financial reporting activities that are significant to the Company’s consolidated financial statements.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. These control failures result in a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis, in each of the weaknesses noted above including the allowance for loan losses, TDR and goodwill. Accordingly, management has concluded that these deficiencies each constitute a material weakness and that related controls did not operate effectively.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This audit report is contained within.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We are currently working to develop plans to remediate the material weaknesses described above, which will include implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses.

Status of Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting

During the fourth quarter of 2014, management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows (SCF) and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of the Condensed Consolidated SCF and financial statement disclosures in Note 5, whereby errors were made during 2014 that were not identified in a timely manner.

During 2015, with the oversight of senior management and the Audit Committee, the Company implemented a number of new controls to remediate the material weakness described above. The Company has revised the design of the former process to prepare and review the Company’s SCF and Notes to the Consolidated Financial Statements, designed and implemented additional controls over the preparation and data providers, to remediate the underlying control weakness that gave rise to the material weakness. The newly implemented controls include additional reviews at a detailed level at the statement preparation and data provider levels.

The Company believes these enhancements have remediated the SCF controls design aspect of this material weakness. However, we continue to monitor the operating effectiveness of the new controls and believe these changes will strengthen its internal control over financial reporting for the preparation and review of the SCF and Notes to the Consolidated Financial Statements in order to address the remaining material weakness related to the operating effectiveness of the controls.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015, the Company implemented a new consolidation general ledger system, which provided increased capabilities for automation of the consolidation process. The implementation of this new system was determined to strengthen the Company’s internal control over financial reporting.

Other than as described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited Santander Holdings USA, Inc. and subsidiaries’ (the “Company's”) internal control over financial reporting of as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: the Company did not maintain effective internal controls related to the Allowance for Loan Losses, Goodwill, Control Environment, and previously reported Material Weakness related to the Company's process to prepare and review the Statement of Cash Flows (SCF) and Notes to the Consolidated Financial Statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated April 14, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 14, 2016

ITEM 9B - OTHER INFORMATION

We have determined that our previous methodology for determining credit loss allowance for individually acquired RICs was in error as we did not calculate impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs.

In addition, we incorrectly identified the population of loans that should be classified as TDRs and, separately, incorrectly estimated the impairment on these loans. We have also determined that subvention payments related to our leased vehicles were incorrectly classified as additional Lease vehicle income rather than reductions to Leased vehicle expense. The impacts of the corrections of these errors on the unaudited quarterly financial information filed in our Quarterly Reports on Form 10-Q for each quarter of 2014 and 2015, are shown in the following tables (all dollar amounts are in thousands).

The following table summarizes the impact of the corrections on the Company's Consolidated Balance Sheet for the quarterly periods ended March 31, 2015, June 30, 2015, and September 30, 2015. The line items noted below were limited to the Balance Sheet line items impacted by the correction of the allowance for loan and lease losses and subvention payment errors described above.

	As reported		As restated	As reported		As restated	As reported		As restated
	March 31, 2015	Corrections	March 31, 2015	June 30, 2015	Corrections	June 30, 2015	September 30, 2015	Corrections	September 30, 2015
	(in thousands)
ASSETS
Loans held for investment	$78,520,165	$(14,305)	$78,505,860	$79,484,496	$(19,867)	$79,464,629	$78,709,721	$(46,329)	$78,663,392
Allowance for loan and lease losses	(2,493,240)	192,002	(2,301,238)	(3,070,458)	208,905	(2,861,553)	(2,912,346)	110,943	(2,801,403)
Net loans held for investment	76,026,925	177,697	76,204,622	76,414,038	189,038	76,603,076	75,797,375	64,614	75,861,989
TOTAL ASSETS	$123,248,006	$177,697	$123,425,703	$126,127,126	$189,038	$126,316,164	$130,865,753	$64,614	$130,930,367
LIABILITIES
Deferred tax liabilities, net	$1,030,676	$68,303	$1,098,979	$1,017,839	$70,279	$1,088,118	$1,217,066	$19,106	$1,236,172
TOTAL LIABILITIES	100,428,674	68,303	100,496,977	103,039,449	70,279	103,109,728	107,629,018	19,106	107,648,124
STOCKHOLDER'S EQUITY
Retained earnings	3,869,581	64,407	3,933,988	4,033,374	69,783	4,103,157	4,111,611	27,878	4,139,489
TOTAL SHUSA STOCKHOLDER’S EQUITY	18,750,262	64,407	18,814,669	18,834,160	69,783	18,903,943	18,955,747	27,878	18,983,625
Noncontrolling interest	4,069,070	44,987	4,114,057	4,253,517	48,976	4,302,493	4,280,988	17,630	4,298,618
TOTAL STOCKHOLDER’S EQUITY	22,819,332	109,394	22,928,726	23,087,677	118,759	23,206,436	23,236,735	45,508	23,282,243
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$123,248,006	$177,697	$123,425,703	$126,127,126	$189,038	$126,316,164	$130,865,753	$64,614	$130,930,367

The following table summarizes the impact of the corrections on the Company's Consolidated Balance Sheet for the quarterly periods ended March 31, 2014, June 30, 2014, and September 30, 2014. The line items noted below were limited to the Balance Sheet line items impacted by the correction of the allowance for credit losses and subvention payment errors described above.

	As reported		As restated	As reported		As restated	As reported		As restated
	March 31, 2014	Corrections	March 31, 2014	June 30, 2014	Corrections	June 30, 2014	September 30, 2014	Corrections	September 30, 2014
	(in thousands)
ASSETS
Loans held for investment	$74,062,616	$4,502	$74,067,118	$75,637,888	$3.667	$75,641,555	$74,526,819	$(1,686)	$74,525,133
Allowance for loan and lease losses	(1,110,592)	5,556	(1,105,036)	(1,425,856)	131,834	(1,294,022)	(1,805,389)	345,305	(1,460,084)
Net loans held for investment	72,952,024	10,058	72,962,082	74,212,032	135,501	74,347,533	72,721,430	343,619	73,065,049
TOTAL ASSETS	$109,168,077	$10,058	$109,178,135	$112,512,985	$135,501	$112,648,486	$113,538,172	$343,619	$113,881,791
LIABILITIES
Deferred tax liabilities, net	$257,190	$3,984	$261,174	$376,796	$54,641	$431,437	$388,816	$138,833	$527,649
TOTAL LIABILITIES	87,571,981	3,984	87,575,965	90,533,025	54,641	90,587,666	91,298,139	138,833	91,436,972
STOCKHOLDER'S EQUITY
Retained earnings	3,160,343	3,568	3,163,911	3,359,535	47,485	3,407,020	3,560,557	120,245	3,680,802
TOTAL SHUSA STOCKHOLDER’S EQUITY	17,902,661	3,568	17,906,229	18,166,685	47,485	18,214,170	18,367,663	120,245	18,487,908
Noncontrolling interest	3,693,435	2,506	3,695,941	3,813,275	33,375	3,846,650	3,872,370	84,541	3,956,911
TOTAL STOCKHOLDER’S EQUITY	21,596,096	6,074	21,602,170	21,979,960	80,860	22,060,820	22,240,033	204,786	22,444,819
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$109,168,077	$10,058	$109,178,135	$112,512,985	$135,501	$112,648,486	$113,538,172	$343,619	$113,881,791

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the three months ended March 31, 2015, June 30, 2015, and September 30, 2015. The line items noted below were limited to the Income Statement line items impacted by the correction of the allowance for credit losses and subvention payment errors described above.

	For the three months ended:			For the three months ended:			For the three months ended:
	As reported		As restated	As reported		As restated	As reported		As restated
	March 31, 2015	Corrections	March 31, 2015	June 30, 2015	Corrections	June 30, 2015	September 30, 2015	Corrections	September 30, 2015
	(in thousands)
Provision for credit losses	$872,184	$172,029	$1,044,213	$1,001,754	$(11,341)	$990,413	$854,180	$124,424	$978,604
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	781,975	(172,029)	609,946	760,561	11,341	771,902	829,082	(124,424)	704,658
Lease income	398,385	(86,075)	312,310	443,506	(105,643)	337,863	486,510	(124,918)	361,592
TOTAL FEES AND OTHER INCOME	655,840	(86,074)	569,766	793,273	(105,643)	687,630	837,954	(124,918)	713,036
TOTAL NON-INTEREST INCOME	665,397	(86,074)	579,323	802,980	(105,643)	697,337	835,961	(124,918)	711,043
Lease expense	321,958	(86,075)	235,883	361,903	(105,643)	256,260	384,276	(124,918)	259,358
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,049,696	(86,075)	963,621	1,144,848	(105,643)	1,039,205	1,211,424	(124,918)	1,086,506
INCOME/(LOSS) BEFORE INCOME TAXES	365,012	(172,028)	192,984	388,951	11,341	400,292	423,888	(124,424)	299,464
Income tax provision/(benefit)	112,973	(72,829)	40,144	119,971	1,976	121,947	241,764	(51,174)	190,590
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	252,039	(99,199)	152,840	268,980	9,365	278,345	182,124	(73,250)	108,874
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	93,450	(41,126)	52,324	101,535	3,989	105,524	100,237	(31,346)	68,891
NET INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$158,589	$(58,073)	$100,516	$167,445	$5,376	$172,821	$81,887	$(41,904)	$39,983

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the six and nine months ended June 30, 2015, and September 30, 2015. The line items noted below were limited to the Income Statement line items impacted by the correction of the allowance for credit losses and subvention payment errors described above.

	For the six months ended:			For the nine months ended:
	As reported		As restated	As reported		As restated
	June 30, 2015	Corrections	June 30, 2015	September 30, 2015	Corrections	September 30, 2015
	(in thousands)
Provision for credit losses	$1,873,938	$160,688	$2,034,626	$2,728,118	$285,112	$3,013,230
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,542,315	(160,688)	1,381,627	2,371,397	(285,112)	2,086,285
Lease income	841,891	(191,718)	650,173	1,328,401	(316,636)	1,011,765
TOTAL FEES AND OTHER INCOME	1,449,333	(191,717)	1,257,616	2,287,287	(316,636)	1,970,651
TOTAL NON-INTEREST INCOME	1,468,597	(191,717)	1,276,880	2,304,558	(316,636)	1,987,922
Lease expense	683,861	(191,718)	492,143	1,068,137	(316,636)	751,501
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,194,545	(191,718)	2,002,827	3,405,969	(316,636)	3,089,333
INCOME/(LOSS) BEFORE INCOME TAXES	753,961	(160,687)	593,274	1,177,849	(285,112)	892,737
Income tax provision/(benefit)	232,944	(70,853)	162,091	474,708	(122,027)	352,681
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	521,017	(89,834)	431,183	703,141	(163,085)	540,056
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	194,985	(37,137)	157,848	295,222	(68,483)	226,739
NET INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$326,032	$(52,697)	$273,335	$407,919	$(94,602)	$313,317

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the three months ended March 31, 2014, June 30, 2014, and September 30, 2014. The line items noted below were limited to the Income Statement line items impacted by the correction of the allowance for credit losses and subvention payment errors described above.

	For the three months ended:			For the three months ended:			For the three months ended:
	As reported		As restated	As reported		As restated	As reported		As restated
	March 31, 2014	Corrections	March 31, 2014	June 30, 2014	Corrections	June 30, 2014	September 30, 2014	Corrections	September 30, 2014
	(in thousands)
Provision for credit losses	$335,330	$(10,059)	$325,271	$686,034	$(125,442)	$560,592	$1,013,357	$(208,119)	$805,238
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	836,775	10,059	846,834	904,000	125,442	1,029,442	612,119	208,119	820,238
Lease income	115,402	(29,636)	85,766	266,090	(58,625)	207,465	269,966	(38,183)	231,783
TOTAL FEES AND OTHER INCOME	430,773	(29,637)	401,136	628,885	(58,623)	570,262	643,695	(38,184)	605,511
TOTAL NON-INTEREST INCOME	2,861,256	(29,637)	2,831,619	638,290	(58,623)	579,667	643,826	(38,184)	605,642
Lease expense	88,611	(29,636)	58,975	210,199	(58,625)	151,574	208,879	(38,183)	170,696
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	738,514	(29,636)	708,878	870,238	(58,625)	811,613	919,743	(38,183)	881,560
INCOME/(LOSS) BEFORE INCOME TAXES	2,927,750	10,058	2,937,808	539,061	125,444	664,505	295,194	208,118	503,312
Income tax provision/(benefit)	1,050,107	3,984	1,054,091	199,746	50,657	250,403	36,102	84,192	120,294
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	1,877,643	6,074	1,883,717	339,315	74,787	414,102	259,092	123,926	383,018
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	107,740	2,506	110,246	136,473	30,870	167,343	54,420	51,166	105,586
NET INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$1,769,903	$3,568	$1,773,471	$202,842	$43,917	$246,759	$204,672	$72,760	$277,432

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the six and nine months ended June 30, 2014, and September 30, 2014. The line items noted below were limited to the Income Statement line items impacted by the correction of the allowance for credit losses and subvention payment errors described above.

	For the six months ended:			For the nine months ended:
	As reported		As restated	As reported		As restated
	June 30, 2014	Corrections	June 30, 2014	September 30, 2014	Corrections	September 30, 2014
	(in thousands)
Provision for credit losses	$1,021,364	$(135,501)	$885,863	$2,034,721	$(343,620)	$1,691,101
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,740,775	135,501	1,876,276	2,352,894	343,620	2,696,514
Lease income	381,493	(88,261)	293,232	651,458	(126,444)	525,014
TOTAL FEES AND OTHER INCOME	1,059,658	(88,260)	971,398	1,703,353	(126,444)	1,576,909
TOTAL NON-INTEREST INCOME	3,499,546	(88,260)	3,411,286	4,143,372	(126,444)	4,016,928
Lease expense	299,159	(88,261)	210,898	508,038	(126,444)	381,594
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,610,519	(88,261)	1,522,258	2,530,262	(126,444)	2,403,818
INCOME/(LOSS) BEFORE INCOME TAXES	3,466,711	135,502	3,602,213	3,761,905	343,620	4,105,525
Income tax provision/(benefit)	1,249,753	54,641	1,304,394	1,285,855	138,833	1,424,688
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	2,216,958	80,861	2,297,819	2,476,050	204,787	2,680,837
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	244,213	33,376	277,589	298,633	84,542	383,175
NET INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$1,972,745	$47,485	$2,020,230	$2,177,417	$120,245	$2,297,662

The following tables summarize the impact of the corrections on the Company's Consolidated Statements of Stockholder's Equity for the three, six, and nine months ended March 31, 2015, June 30, 2015, and September 30, 2015. The line items noted below were limited to the Stockholder's Equity line items impacted by the correction of the allowance for credit losses error described above.

	Nine Month Period Ended September 30, 2015
	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$3,960,809	$22,504,095	$122,480	$86,113	$208,593	$3,837,122	$4,046,922	$22,712,688
Comprehensive income attributable to SHUSA	407,919	—	435,456	(94,602)	—	(94,602)	313,317	—	340,854
Comprehensive income attributable to NCI	—	295,222	295,222	—	(68,483)	(68,483)	—	226,739	226,739
Balance, End of period	$4,111,611	$4,280,988	$23,236,735	$27,878	$17,630	$45,508	$4,139,489	$4,298,618	$23,282,243

	Six Month Period Ended June 30, 2015
	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$3,960,809	$22,504,095	$122,480	$86,113	$208,593	$3,837,122	$4,046,922	$22,712,688
Comprehensive income attributable to SHUSA	326,032	—	296,940	(52,697)	—	(52,697)	273,335	—	244,243
Comprehensive income attributable to NCI	—	194,985	194,985	—	(37,137)	(37,137)	—	157,848	157,848
Balance, End of period	$4,033,374	$4,253,517	$23,087,677	$69,783	$48,976	$118,759	$4,103,157	$4,302,493	$23,206,436

	Three Month Period Ended March 31, 2015
	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$3,960,809	$22,504,095	$122,480	$86,113	$208,593	$3,837,122	$4,046,922	$22,712,688
Comprehensive income attributable to SHUSA	158,589	—	210,079	(58,073)	—	(58,073)	100,516	—	152,006
Comprehensive income attributable to NCI	—	93,450	93,450	—	(41,126)	(41,126)	—	52,324	52,324
Balance, End of period	$3,869,581	$4,069,070	$22,819,332	$64,407	$44,987	$109,394	$3,933,988	$4,114,057	$22,928,726

	Nine Month Period Ended September 30, 2014
	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$13,544,983	$—	$—	$—	$1,394,090	$—	$13,544,983
Comprehensive income attributable to SHUSA	2,177,417	—	2,313,837	120,245	—	120,245	2,297,662	—	2,434,082
Comprehensive income attributable to NCI	—	—	—	—	383,175	383,175	—	383,175	383,175
SC Change in Control	—	3,872,370	3,872,370	—	(402,935)	(402,935)	—	3,469,435	3,469,435
Net stock option activity	—	—	—	—	104,301	104,301	—	104,301	104,301
Balance, End of period	$3,560,557	$3,872,370	$22,240,033	$120,245	$84,541	$204,786	$3,680,802	$3,956,911	$22,444,819

	Six Month Period Ended June 30, 2014
	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$13,544,983	$—	$—	$—	$1,394,090	$—	$13,544,983
Comprehensive income attributable to SHUSA	1,972,745	—	2,109,209	47,485	—	47,485	2,020,230	—	2,156,694
Comprehensive income attributable to NCI	—	—	—	—	277,589	277,589	—	277,589	277,589
SC Chance in Control	—	3,813,275	3,813,275	—	(348,515)	(348,515)	—	3,464,760	3,464,760
Net stock option activity	—	—	—	—	104,301	104,301	—	104,301	104,301
Balance, End of period	$3,359,535	$3,813,275	$21,979,960	$47,485	$33,375	$80,860	$3,407,020	$3,846,650	$22,060,820

	Three Month Period Ended March 31, 2014
	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$13,544,983	$—	$—	$—	$1,394,090	$—	$13,544,983
Comprehensive income attributable to SHUSA	1,769,903	—	1,861,086	3,568	—	3,568	1,773,471	—	1,864,654
Comprehensive income attributable to NCI	—	—	—	—	110,246	110,246	—	110,246	110,246
SC Change in Control	—	3,693,435	3,693,435	—	(212,041)	(212,041)	—	3,481,394	3,481,394
Net stock option activity	—	—	—	—	104,301	104,301	—	104,301	104,301
Balance, End of period	$3,160,343	$3,693,435	$21,596,096	$3,568	$2,506	$6,074	$3,163,911	$3,695,941	$21,602,170

The following table summarizes the impact of the corrections on the Company's Consolidated Statements of Cash Flows for the three, six, and nine months ended March 31, 2015, June 30, 2015, and September 30, 2015. The line items noted below were limited to the Cash Flow line items impacted by the correction of the allowance for credit losses error described above.

	For the three months ended:			For the six months ended:			For the nine months ended:
	As reported		As restated	As reported		As restated	As reported		As restated
	March 31, 2015	Corrections	March 31, 2015	June 30, 2015	Corrections	June 30, 2015	September 30, 2015	Corrections	September 30, 2015
	(in thousands)
Cash Flows from Operating Activities
Net income including noncontrolling interest:	$252,039	$(99,199)	$152,840	$521,017	$(89,834)	$431,183	$703,141	$(163,085)	$540,056
Provision for credit losses	872,184	172,029	1,044,213	1,873,938	160,688	2,034,626	2,728,118	285,112	3,013,230
Deferred tax expense	467	(72,830)	(72,363)	11,246	(70,854)	(59,608)	224,417	(122,027)	102,390

The following table summarizes the impact of the corrections on the Company's Consolidated Statements of Cash Flows for the three, six, and nine months ended March 31, 2014, June 30, 2014, and September 30, 2014. The line items noted below were limited to the Cash Flow line items impacted by the correction of the allowance for credit losses error described above.

	For the three months ended:			For the six months ended:			For the nine months ended:
	As reported		As restated	As reported		As restated	As reported		As restated
	March 31, 2014	Corrections	March 31, 2014	June 30, 2014	Corrections	June 30, 2014	September 30, 2014	Corrections	September 30, 2014
	(in thousands)
Cash Flows from Operating Activities
Net income including noncontrolling interest:	$1,877,643	$6,074	$1,883,717	$2,216,958	$80,861	$2,297,819	$2,476,050	$204,787	$2,680,837
Provision for credit losses	335,330	(10,059)	325,271	1,021,364	(135,501)	885,863	2,034,721	(343,620)	1,691,101
Deferred tax expense	800,165	3,985	804,150	854,940	54,640	909,580	890,534	138,833	1,029,367

The following corrections of certain footnote disclosures of the Company are as a result of the error identified in the allowance for credit losses and the error identified in TDRs. The following corrections made compared to what was previously reported are presented by line item as follows:

Allowance for Credit Losses Rollforward by Portfolio Segment (as restated compared to as reported)

	Three Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$399,770	$2,390,191	$71,592	$2,861,553
Provision for/ (Recovery of) loan and lease losses	11,811	993,051	(26,258)	978,604
Allowance for loan and lease losses, end of period	$391,233	$2,364,836	$45,334	$2,801,403

	Nine Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$386,837	$1,330,782	$33,024	$1,750,643
Provision for/ (Recovery of) loan and lease losses	61,693	2,934,227	12,310	3,008,230
Allowance for loan and lease losses, end of period	$391,233	$2,364,836	$45,334	$2,801,403

	Three Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$414,462	$2,584,404	$71,592	$3,070,458
Provision for/ (Recovery of) loan and lease losses	4,824	875,614	(26,258)	854,180
Allowance for loan and lease losses, end of period	$398,937	$2,468,075	$45,334	$2,912,346

	Nine Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for/ (Recovery of) loan and lease losses	59,745	2,651,063	12,310	2,723,118
Allowance for loan and lease losses, end of period	$398,937	$2,468,075	$45,334	$2,912,346

	Three Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$398,435	$1,831,505	$71,298	$2,301,238
Provision for/ (Recovery of) loan and lease losses	24,974	955,145	294	980,413
Allowance for loan and lease losses, end of period	$399,770	$2,390,191	$71,592	$2,861,553

	Six Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$386,837	$1,330,782	$33,024	$1,750,643
Provision for/ (Recovery of) loan and lease losses	49,882	1,941,176	38,568	2,029,626
Allowance for loan and lease losses, end of period	$399,770	$2,390,191	$71,592	$2,861,553

	Three Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$408,867	$2,013,074	$71,299	$2,493,240
Provision for/ (Recovery of) loan and lease losses	29,232	962,229	293	991,754
Allowance for loan and lease losses, end of period	$414,462	$2,584,404	$71,592	$3,070,458

	Six Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for/ (Recovery of) loan and lease losses	54,922	1,775,448	38,568	1,868,938
Allowance for loan and lease losses, end of period	$414,462	$2,584,404	$71,592	$3,070,458

	Three Month Period Ended March 31, 2015
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$386,837	$1,330,782	$33,024	$1,750,643
Provision for loan and lease losses	24,908	986,030	38,275	1,049,213
Allowance for loan and lease losses, end of period	$398,434	$1,831,505	$71,299	$2,301,238

	Three Month Period Ended March 31, 2015
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for loan and lease losses	25,689	813,220	38,275	877,184
Allowance for loan and lease losses, end of period	$408,867	$2,013,074	$71,299	$2,493,240

	Three Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$359,811	$895,209	$39,001	$1,294,021
Provision for/ (Recovery of) loan and lease losses	24,461	811,281	(10,504)	825,238
Allowance for loan and lease losses, end of period	$364,434	$1,067,153	$28,497	$1,460,084

	Nine Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan and lease losses	(16,035)	1,771,255	881	1,756,101
Allowance for loan and lease losses, end of period	$364,433	$1,067,154	$28,497	$1,460,084

	Three Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$359,811	$1,027,044	$39,001	$1,425,856
Provision for/ (Recovery of) loan and lease losses	31,506	1,012,355	(10,504)	1,033,357
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

	Nine Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan and lease losses	(8,990)	2,107,830	881	2,099,721
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

	Three Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$434,160	$626,386	$44,490	$1,105,036
Provision for/ (Recovery of) loan and lease losses	(55,786)	626,867	(5,489)	565,592
Allowance for loan and lease losses, end of period	$359,811	$895,210	$39,001	$1,294,022

	Six Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan and lease losses	(40,496)	959,974	11,385	930,863
Allowance for loan and lease losses, end of period	$359,811	$895,210	$39,001	$1,294,022

	Three Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$434,160	$631,942	$44,490	$1,110,592
Provision for/ (Recovery of) loan and lease losses	(55,784)	752,307	(5,489)	691,034
Allowance for loan and lease losses, end of period	$359,811	$1,027,044	$39,001	$1,425,856

	Six Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan and lease losses	(40,496)	1,095,475	11,385	1,066,364
Allowance for loan and lease losses, end of period	$359,811	$1,027,044	$39,001	$1,425,856

	Three Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total
	(as restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan and lease losses	15,291	333,107	16,873	365,271
Allowance for loan and lease losses, end of period	$434,160	$626,387	$44,489	$1,105,036

	Three Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total
	(as reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan and lease losses	15,289	343,168	16,873	375,330
Allowance for loan and lease losses, end of period	$434,161	$631,942	$44,489	$1,110,592

Impaired Loans (as restated compared to as reported)

The line items noted below were limited to the Impaired Loans disaggregated by class of financing receivable line items impacted by the correction of the TDR error described above:

	September 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,721	$4,144	$—	$6,625
Consumer:
Retail installment contracts and auto loans	100,834	125,670	—	497,198
With an allowance recorded:
Commercial and industrial	80,472	89,708	37,732	81,338
Consumer:
Retail installment contracts and auto loans	3,393,316	3,734,191	666,902	1,710,869
Total:
Commercial	$292,548	$366,508	$59,964	$364,869
Consumer	3,776,981	4,183,669	704,762	2,608,073
Total	$4,069,529	$4,550,177	$764,726	$2,972,942

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $325.0 million for the nine month period ended September 30, 2015 on approximately $3.4 billion of TDRs that were returned to performing status as of September 30, 2015.

	September 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,721	$4,144	$—	$4,374
Consumer:
Retail installment contracts and auto loans	100,835	125,670	—	124,591
With an allowance recorded:
Commercial and industrial	80,472	89,708	34,555	73,329
Consumer:
Retail installment contracts and auto loans	3,393,315	3,734,191	317,655	2,599,160
Total:
Commercial	$292,548	$366,508	$56,787	$343,845
Consumer	3,776,981	4,183,669	355,515	3,005,441
Total	$4,069,529	$4,550,177	$412,302	$3,349,286

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $187.9 million for the nine month period ended September 30, 2015 on approximately $3.4 billion of TDRs that were returned to performing status as of September 30, 2015.

	June 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,787	$4,371	$—	$6,658
Consumer:
Retail installment contracts and auto loans	144,489	183,866	—	519,025
With an allowance recorded:
Commercial and industrial	84,616	95,855	37,629	83,410
Consumer:
Retail installment contracts and auto loans	3,352,684	3,730,905	511,643	1,690,553
Total:
Commercial	$316,550	$394,137	$61,207	$376,869
Consumer	3,784,124	4,243,136	557,011	2,611,643
Total	$4,100,674	$4,637,273	$618,218	$2,988,512

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $247.6 million for the six month period ended June 30, 2015 on approximately $3.5 billion of TDRs that were returned to performing status as of June 30, 2015.

	June 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,026	$4,626	$—	$4,526
Consumer:
Retail installment contracts and auto loans	332,961	399,579	—	240,654
With an allowance recorded:
Commercial and industrial	84,820	96,057	37,231	75,503
Consumer:
Retail installment contracts and auto loans	3,256,884	3,618,706	331,869	2,530,945
Total:
Commercial	$316,993	$394,594	$60,809	$356,068
Consumer	3,876,796	4,346,650	377,237	3,055,349
Total	$4,193,789	$4,741,244	$438,046	$3,411,417

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $65.0 million for the six month period ended June 30, 2015 on approximately $3.6 billion of TDRs that were returned to performing status as of June 30, 2015.

	March 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,132	$6,433	$—	$7,830
Consumer:
Retail installment contracts and auto loans	146,136	189,983	—	519,849
With an allowance recorded:
Commercial and industrial	81,067	94,042	38,661	81,636
Consumer:
Retail installment contracts and auto loans	2,586,190	2,902,397	216,586	1,307,306
Total:
Commercial	$376,865	$458,643	$79,032	$407,028
Consumer	3,021,510	3,423,609	258,114	2,230,337
Total	$3,398,375	$3,882,252	$337,146	$2,637,365

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $121.8 million for the three month period ended March 31, 2015 on approximately $2.9 billion of TDRs that were returned to performing status as of March 31, 2015.

	March 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,931	$5,202	$—	$4,979
Consumer:
Retail installment contracts and auto loans	151,229	196,458	—	149,788
With an allowance recorded:
Commercial and industrial	82,515	95,517	39,103	74,350
Consumer:
Retail installment contracts and auto loans	2,677,764	3,002,462	237,745	2,241,385
Total:
Commercial	$377,112	$458,887	$79,474	$386,127
Consumer	3,118,177	3,530,149	279,273	2,676,040
Total	$3,495,289	$3,989,036	$358,747	$3,062,167

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $80.5 million for the three month period ended March 31, 2015 on approximately $3.0 billion of TDRs that were returned to performing status as of March 31, 2015.

	September 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$7,148	$16,799	$—	$10,140
Consumer:
Retail installment contracts and auto loans	791,282	917,159	—	395,641
With an allowance recorded:
Commercial and industrial	55,264	61,769	29,436	77,744
Consumer:
Retail installment contracts and auto loans	6,467	6,631	1,926	3,234
Total:
Commercial	$405,228	$514,892	$73,075	$442,286
Consumer	1,075,186	1,241,232	39,761	914,497
Total	$1,480,414	$1,756,124	$112,836	$1,356,783

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $48.5 million for the nine month period ended September 30, 2014 on approximately $1.1 billion of TDRs that were returned to performing status as of September 30, 2014.

	September 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,335	$15,868	$—	$9,733
Consumer:
Retail installment contracts and auto loans	111,032	146,248	—	55,516
With an allowance recorded:
Commercial and industrial	56,065	62,674	29,553	78,145
Consumer:
Retail installment contracts and auto loans	720,458	811,914	97,729	360,230
Total:
Commercial	$405,216	$514,866	$73,193	$442,281
Consumer	1,028,927	1,275,604	135,564	931,370
Total	$1,514,143	$1,790,470	$208,757	$1,373,651

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $66.6 million for the nine month period ended September 30, 2014 on approximately $1.1 billion of TDRs that were returned to performing status as of September 30, 2014.

The Company recognized interest income of $66.6 million for the nine month period ended September 30, 2014 on approximately $1.1 billion of TDRs that were returned to performing status as of September 30, 2014.

	June 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,203	$14,234	$—	$9,167
Consumer:
Retail installment contracts and auto loans	269,446	321,276	—	134,723
With an allowance recorded:
Commercial and industrial	100,027	107,054	39,523	100,126
Consumer:
Retail installment contracts and auto loans	558	573	167	279
Total:
Commercial	$425,545	$537,600	$75,050	$452,444
Consumer	1,027,142	1,152,530	131,858	890,476
Total	$1,452,687	$1,690,130	$206,908	$1,342,920

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $25.0 million for the six month period ended June 30, 2014 on approximately $923.7 million of TDRs that were returned to performing status as of June 30, 2014.

	June 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$5,186	$14,196	$—	$9,158
Consumer:
Retail installment contracts and auto loans	63,712	88,732	—	31,856
With an allowance recorded:
Commercial and industrial	100,027	107,054	39,503	100,126
Consumer:
Retail installment contracts and auto loans	256,397	288,973	53,916	128,198
Total:
Commercial	$425,528	$537,562	$75,050	$452,439
Consumer	1,077,247	1,208,386	185,607	915,530
Total	$1,502,775	$1,745,948	$260,657	$1,367,969

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $54.1 million for the six month period ended June 30, 2014 on approximately $969.1 million of TDRs that were returned to performing status as of June 30, 2014.

	March 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as restated)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,113	$9,980	$—	$9,622
Consumer:
Retail installment contracts and auto loans	99,697	131,032	—	49,849
With an allowance recorded:
Commercial and industrial	98,788	105,342	49,709	99,506
Consumer:
Retail installment contracts and auto loans	54	56	16	27
Total:
Commercial	$464,674	$545,046	$84,147	$472,009
Consumer	853,167	956,875	135,916	803,488
Total	$1,317,841	$1,501,921	$220,063	$1,275,497

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $11.6 million for the three month period ended March 31, 2014 on approximately $760.4 million of TDRs that were returned to performing status as of March 31, 2014.

	March 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,104	$9,939	$—	$9,617
Consumer:
Retail installment contracts and auto loans	28,563	50,433	—	14,281
With an allowance recorded:
Commercial and industrial	98,788	105,342	49,686	99,506
Consumer:
Retail installment contracts and auto loans	91,620	103,477	20,982	45,810
Total:
Commercial	$464,665	$545,005	$84,147	$472,007
Consumer	873,599	979,697	156,882	813,705
Total	$1,338,264	$1,524,702	$241,029	$1,285,712

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $7.7 million for the three month period ended March 31, 2014 on approximately $780.1 million of TDRs that were returned to performing status as of March 31, 2014.

Troubled Debt Restructurings (as restated compared to as reported)

The following tables summarize the Company's performing and non-performing TDRs at the dates indicated:

	March 31, 2014	June 30, 2014	September 30, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	(as restated)
	(in thousands)
Performing	$760,437	$923,663	$1,062,783	$2,875,546	$3,524,296	$3,434,409
Non-Performing	345,555	337,172	259,394	381,848	487,277	523,250
Total	$1,105,992	$1,260,835	$1,322,177	$3,257,394	$4,011,573	$3,957,659

	March 31, 2014	June 30, 2014	September 30, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	(as reported)
	(in thousands)
Performing	$780,085	$969,098	$1,088,829	$2,962,052	$3,605,191	$3,434,409
Non-Performing	346,329	341,825	267,077	392,256	499,497	523,250
Total	$1,126,414	$1,310,923	$1,355,906	$3,354,308	$4,104,688	$3,957,659

Financial Impact and TDRs by Concession Type

The line items noted below were limited to the Financial Impact and TDRs by Concession Type line items impacted by the correction of the TDR error described above:

	Three Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	210	$6,845	$6,844
Consumer:
Retail installment contracts and auto loans	57,162	896,061	894,867
Total	61,489	$914,449	$913,929

	Nine Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	416	$13,625	$13,623
Consumer:
Retail installment contracts and auto loans	203,195	3,083,422	3,078,152
Total	217,071	$3,182,322	$3,174,975

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	205	$7,034	$7,005
Consumer:
Retail installment contracts and auto loans	46,034	829,574	823,967
Total	50,356	$848,151	$843,190

	Nine Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	417	$13,694	$13,652
Consumer:
Retail installment contracts and auto loans	201,970	3,071,671	3,059,425
Total	215,847	$3,170,640	$3,156,277

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	127	$4,272	$4,272
Consumer:
Retail installment contracts and auto loans	70,544	1,074,735	1,072,920
Total	75,441	$1,111,476	$1,108,956

	Six Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	208	$15,152	$12,438
Consumer:
Retail installment contracts and auto loans	146,033	2,187,361	2,183,285
Total	155,582	$2,267,873	$2,261,044

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	115	$3,555	$3,858
Consumer:
Retail installment contracts and auto loans	75,376	1,051,825	1,104,040
Total	80,261	$1,087,849	$1,139,662

	Six Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	214	$15,032	$12,306
Consumer:
Retail installment contracts and auto loans	155,936	2,242,097	2,235,458
Total	165,491	$2,322,489	$2,313,085

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	81	$10,880	$8,166
Consumer:
Retail installment contracts and auto loans	75,489	1,112,626	1,110,365
Total	80,142	$1,157,244	$1,151,936

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	99	$11,477	$8,448
Consumer:
Retail installment contracts and auto loans	80,560	1,190,272	1,131,418
Total	85,231	$1,235,487	$1,173,271

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	26	$769	$769
Consumer:
Retail installment contracts and auto loans	40,649	560,329	557,795
Total	46,433	$620,634	$618,340

	Nine Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	35	$988	$988
Consumer:
Retail installment contracts and auto loans	65,761	845,601	837,990
Total	76,686	$1,010,047	$998,452

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	—	$—	$—
Consumer:
Retail installment contracts and auto loans	43,602	608,408	559,565
Total	49,360	$667,944	$619,341

	Nine Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	—	$—	$—
Consumer:
Retail installment contracts and auto loans	78,216	1,027,275	900,642
Total	89,106	$1,190,733	$1,060,116

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	6	$153	$153
Consumer:
Retail installment contracts and auto loans	14,764	182,401	179,238
Total	19,781	$243,523	$236,879

	Six Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	9	$219	$219
Consumer:
Retail installment contracts and auto loans	25,112	285,272	280,195
Total	30,253	$389,411	$380,112

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	—	$—	$—
Consumer:
Retail installment contracts and auto loans	20,555	265,734	217,460
Total	25,566	$326,703	$274,948

	Six Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	—	$—	$—
Consumer:
Retail installment contracts and auto loans	34,614	418,867	341,077
Total	39,746	$522,787	$440,775

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	15	$18,859	$18,273
Consumer:
Retail installment contracts and auto loans	10,348	102,871	100,957
Total	10,472	$145,889	$143,232

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

	Three Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	12	$18,793	$18,207
Consumer:
Retail installment contracts and auto loans	14,059	153,133	123,617
Total	14,180	$196,085	$165,826

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

TDRs Which Have Subsequently Defaulted

The line items noted below were limited to the TDRs which have subsequently defaulted line items impacted by the correction of the TDR error described above:

	Three Month Period Ended March 31, 2015		Three Month Period Ended June 30, 2015		Three Month Period Ended September 30, 2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	10	$276	12	$410	10	$357
Consumer:
RIC and auto loans	9,693	142,534	12,143	184,270	15,416	241,952
Total	9,782	144,305	13,340	187,503	16,302	244,534

(1) The recorded investment represents the period-end balance at March 31, June 30, and September 30, 2015.

	Three Month Period Ended March 31, 2015		Three Month Period Ended June 30, 2015		Three Month Period Ended September 30, 2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	10	$276	7	$242	8	$134
Consumer:
RIC and auto loans	13,355	130,290	14,577	166,665	991	60,959
Total	13,444	132,061	15,769	169,730	1,875	63,318

(1) The recorded investment represents the period-end balance at March 31, June 30, and September 30, 2015.

	Six Month Period Ended June 30, 2015		Nine Month Period Ended September 30, 2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	22	$686	32	$1,043
Consumer:
RIC and auto loans	21,836	326,804	37,252	568,756
Total	24,435	333,161	40,737	577,696

(1) The recorded investment represents the period-end balance at June 30 and September 30, 2015.

	Six Month Period Ended June 30, 2015		Nine Month Period Ended September 30, 2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as reported)
	(dollars in thousands)
Commercial
Commercial and industrial	17	$518	25	$652
Consumer:
RIC and auto loans	27,932	296,955	28,923	357,914
Total	30,526	303,144	32,401	366,463

(1) The recorded investment represents the period-end balance at June 30 and September 30, 2015.

	Three Month Period Ended March 31, 2014		Three Month Period Ended June 30, 2014		Three Month Period Ended September 30, 2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as restated)
	(dollars in thousands)
Consumer:
RIC and auto loans	40	$304	450	$5,064	1,528	$19,737
Total	52	2,219	731	6,459	2,350	20,961

(1) The recorded investment represents the period-end balance at March 31, June 30, and September 30, 2014.

	Three Month Period Ended March 31, 2014		Three Month Period Ended June 30, 2014		Three Month Period Ended September 30, 2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as reported)
	(dollars in thousands)
Consumer:
RIC and auto loans	187	$1,743	592	$4,686	2,981	$17,811
Total	199	3,658	873	6,081	3,803	19,035

(1) The recorded investment represents the period-end balance at March 31, June 30, and September 30, 2014.

	Six Month Period Ended June 30, 2014		Nine Month Period Ended September 30, 2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as restated)
	(dollars in thousands)
Consumer:
RIC and auto loans(2)	490	$5,368	2,018	$25,105
Total	783	8,678	3,133	29,641

(1) The recorded investment represents the period-end balance at June 30 and September 30, 2014.

	Six Month Period Ended June 30, 2014		Nine Month Period Ended September 30, 2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as reported)
	(dollars in thousands)
Consumer:
RIC and auto loans(2)	779	$6,429	3,760	$24,240
Total	1,072	9,739	4,875	28,776

(1) The recorded investment represents the period-end balance at June 30 and September 30, 2014.

Fair Value

The following table summarizes the impact of the corrections on the Company's Fair Value of Financial Instruments table within the Fair Value footnote for the periods below. The line item noted below was limited to the Fair Value of Financial Instruments line item impacted by the correction of the allowance for credit losses error described above.

	Carrying Value
	For the periods ended:
	March 31, 2014	June 30, 2014	September 30, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	As restated
	(dollars in thousands)
Financial assets:
Loans held for investment, net	$72,962,082	$74,347,533	$73,065,049	$76,204,622	$76,603,076	$75,861,989

	Carrying Value
	For the periods ended:
	March 31, 2014	June 30, 2014	September 30, 2014	March 31, 2015	June 30, 2015	September 30, 2015
	As reported
	(dollars in thousands)
Financial assets:
Loans held for investment, net	$72,952,024	$74,212,032	$72,721,430	$76,026,925	$76,414,038	$75,797,375

Segments

The line items noted below were limited to the Results of Segment line items impacted by the correction of the allowance for credit losses error described above.

	Three Month Period Ended March 31, 2015				Three Month Period Ended June 30, 2015				Three Month Period Ended September 30, 2015
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as restated)
	(dollars in thousands)
Total non-interest income	321,640	59,202	(15,723)	579,322	422,230	24,011	(12,590)	697,337	356,546	122,345	(9,990)	711,043
Provision for / (release of) credit losses	674,688	322,524	-	1,044,212	616,072	337,342	-	990,414	771,913	225,315	—	978,604
Total expenses	444.988	13,743	(13,676)	996,285	465,348	14,662	(13,198)	1,068,947	490,936	15,035	(13,976)	1,116,237
Income/(loss) before income taxes	361,969	(182,297)	(1,960)	192,984	569,355	(180,936)	666	400,291	325,236	(52,142)	4,102	299,464
Total average assets	32,940,082			118,822,451	34,663,689			123,613,663	35,478,456			128,995,997

	Three Month Period Ended March 31, 2015				Three Month Period Ended June 30, 2015				Three Month Period Ended September 30, 2015
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as reported)
	(dollars in thousands)
Total non-interest income	422,970	38,317	(10,093)	665,397	533,510	12,664	(6,880)	802,980	478,873	119,409	(4,463)	835,961
Provision for / (release of) credit losses	605,982	219,202	—	872,184	738,732	226,022	—	1,001,754	744,143	128,661	—	854,180
Total expenses	546,318	(7,142)	(8,046)	1,082,360	576,628	3,315	(7,488)	1,174,590	613,263	12,099	(8,449)	1,241,155
Income/(loss) before income taxes	430,675	(78,975)	(1,960)	365,012	446,695	(69,616)	666	388,951	353,006	44,512	4,102	423,888
Total average assets	32,940,082	—	—	118,822,451	34,663,689	—	—	123,613,663	35,478,456	—	—	128,995,997

	Six-Month Period Ended June 30, 2015				Nine Month Period Ended September 30, 2015
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as restated)
	(dollars in thousands)
Total non-interest income	743,870	83,213	(28,313)	1,276,879	1,100,418	205,558	(38,304)	1,987,922
Provision for / (release of) credit losses	1,290,760	659,866	—	2,034,626	2,062,673	885,180	—	3,013,230
Total expenses	910.336	28,404	(26,873)	2,065,233	1,401,274	43,437	(40,849)	3,181,470
Income/(loss) before income taxes	931,324	66,053	(1,295)	1,022,557	1,256,560	(415,370)	2,805	892,737
Total average assets	33,780,584			121,205,230	34,352,761			123,803,672

	Six-Month Period Ended June 30, 2015				Nine Month Period Ended September 30, 2015
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as reported)
	(dollars in thousands)
Total non-interest income	956,480	50,981	(16,973)	1,468,597	1,435,354	170,391	(21,437)	2,304,558
Provision for / (release of) credit losses	1,344,714	445,224	—	1,873,938	2,088,857	573,884	—	2,728,118
Total expenses	1,122,946	(3,828)	(15,533)	2,256,951	1,736,210	8,270	(23,982)	3,498,106
Income/(loss) before income taxes	877,370	(148,589)	(1,295)	753,961	1,230,376	(104,074)	2,805	1,177,849
Total average assets	33,780,584	—	—	121,205,230	34,352,761	—	—	123,803,672

	Three Month Period Ended March 31, 2014				Three Month Period Ended June 30, 2014				Three Month Period Ended September 30, 2014
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as restated)
	(dollars in thousands)
Total non-interest income	198,396	83,228	(48,724)	403,081	255,547	161,914	(23,977)	579,665	293,437	46,460	(16,221)	605,643
Provision for / (release of) credit losses	604,704	(53,979)	(225,454)	325,271	548,468	52,124	—	560,592	802,684	247,302	—	1,049,986
Total expenses	432.668	90,549	(234,331)	740,646	360,496	14,603	(7,418)	944,604	333,968	15,449	(14,785)	922,568
Income/(loss) before income taxes	223,226	2,713,818	66,925	3,105,439	430,234	204,154	(16,559)	664,503	249,483	(85,596)	(1,407)	258,565
Total average assets	18,287,600			96,780,130	29,409,369			109,090,141	30,648,333			112,609,244

	Three Month Period Ended March 31, 2014				Three Month Period Ended June 30, 2014				Three Month Period Ended September 30, 2014
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as reported)
	(dollars in thousands)
Total non-interest income	239,311	83,228	(60,004)	432,717	314,172	161,914	(23,977)	638,290	374,872	(4,075)	(8,938)	643,826
Provision for / (release of) credit losses	698,578	(137,794)	(225,454)	335,330	588,577	137,457	—	686,034	770,105	243,252	—	1,013,357
Total expenses	473,583	90,549	(245,611)	770,281	419,121	14,603	(7,418)	1,003,229	415,403	(35,086)	(7,502)	960,751
Income/(loss) before income taxes	129,352	2,630,003	66,925	2,927,750	390,125	118,821	(16,559)	539,061	282,062	(81,546)	(1,407)	295,194
Total average assets	18,287,600	—	—	96,780,130	29,409,369	—	—	109,090,141	30,648,333	—	—	112,609,244

	Six Month Period Ended June 30, 2014				Nine Month Period Ended September 30, 2014
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as restated)
	(dollars in thousands)
Total non-interest income	454,229	245,142	(72,700)	982,746	746,982	291,602	(88,812)	1,588,389
Provision for / (release of) credit losses	1,153,172	(1,855)	(225,454)	885,863	1,955,856	245,447	(225,453)	1,935,849
Total expenses	793,296	105,153	(241,803)	1,685,349	1,126,875	120,601	(256,479)	2,607,917
Income/(loss) before income taxes	653,614	2,750,340	50,421	3,602,212	902,802	2,664,745	49,013	3,860,777
Total average assets	23,864,215			102,947,979	26,160,378			106,192,458

	Six Month Period Ended June 30, 2014				Nine Month Period Ended September 30, 2014
	SC	SC Purchase Price Adjustments	Eliminations	Total	SC	SC Purchase Price Adjustments	Eliminations	Total
	Non-GAAP measures
	(as reported)
	(dollars in thousands)
Total non-interest income	553,770	245,142	(83,980)	1,071,007	927,958	241,067	(92,809)	1,714,833
Provision for / (release of) credit losses	1,287,155	(337)	(225,454)	1,021,364	2,057,260	242,915	(225,453)	2,034,721
Total expenses	892,837	105,153	(253,083)	1,773,610	1,307,851	70,066	(260,476)	2,734,361
Income/(loss) before income taxes	519,631	2,748,822	50,421	3,466,711	801,398	2,667,277	49,013	3,761,905
Total average assets	23,864,215	—	—	102,947,979	26,160,378	—	—	106,192,458

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of SHUSA

Stephen A. Ferriss - Age 70. Mr. Ferriss was appointed to SHUSA’s Board in 2012 and is a member of its Audit and Compensation Committees. Since 2015, he has served as Chairman of the Board of Santander BanCorp, where he is a member of the Compensation and Nomination Committees, and as the Chairman of the Board of Santander BanCorp’s banking subsidiary, Banco Santander Puerto Rico. He was appointed to SC’s Board in 2013 and is a member of SC’s Audit and Executive Committees. Mr. Ferriss is Chairman of the Nominations Committee and senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, and served as Chairman of its Audit Committee from 2008 to 2011. From 2012 until 2015, Mr. Ferriss served on the Board of the Bank, where he was a member of the Audit, Enterprise Risk, and Bank Secrecy Act/Anti-Money Laundering Oversight Committees. From 2007 to 2013, he served on the Board of Iberchem in Madrid, Spain. From 1999 to 2002, Mr. Ferriss served as President and Chief Executive Officer of Santander Central Hispano Investment Services, Inc. Prior to his time at Santander Central Hispano Investment Services, Inc., Mr. Ferriss held various roles at Bankers Trust Global Investment Bank in Madrid, London and New York. Prior to his time at Bankers Trust Global Investment Bank, Mr. Ferriss spent 19 years at Bank of America. Mr. Ferriss received a B.A. from Columbia College and an M.I.A. from Columbia University’s School of International Affairs. He brings extensive global experience to the Board as a result of his Board and professional experience.

Alan Fishman - Age 69. Mr. Fishman was appointed to SHUSA’s and the Bank’s Boards in May 2015. He is a member of SHUSA’s Audit and Risk Committees and he is the Bank's Lead Independent Director, where he serves as the Chairman of the Audit Committee and a member of the Bank Secrecy Act/Anti-Money Laundering Oversight, Compliance, Executive, and Risk Committees. Since 2008, he has served as Chairman of the Board of Ladder Capital, a leading commercial real estate finance company, and, since 2005, has served on the Board of Continental Grain Company. Mr. Fishman has had an extensive career in the financial services industry. From 2008 to 2013, he served as Chairman of the Board of Beech Street Capital, and for a brief time in 2008, served as Chief Executive Officer of Washington Mutual, Inc. Prior to serving with Washington Mutual, Inc., he served as Chairman of Meridian Capital Group and as President of Sovereign Bancorp. From 2001 to 2006, he served as President and Chief Executive Officer of Independence Community Bank until its sale to Sovereign Bank in 2006. Previously, Mr. Fishman served as President and Chief Executive Officer of Conti Financial Corp. He was also a private equity investor, focused on financial services, at Neuberger and Berman, Adler & Shaykin, and at his own firm, Columbia Financial Partners LP. He held a variety of senior executive positions at Chemical Bank and American International Group. He is active in the community, serving as Chairman of the Brooklyn Academy of Music and Chairman of the Brooklyn Community Foundation. He received a B.A. from Brown University and an M.A. degree from Columbia University. Mr. Fishman brings extensive leadership experience and financial services industry expertise to the Board.

Juan Guitard- Age 56. Mr. Guitard was appointed to SHUSA’s Board in 2014 and is a member of its Compensation and Risk Committees. He currently serves as Head of Internal Audit of Santander. He has worked within Santander since 1999, having also served as Head of its Corporate Risk Division, Head of its Recovery and Resolution Plans Corporate Project, Head of its Corporate Legal Department, and Head of its Corporate Investment Banking Division. He has served on the Boards of Santander, Banco Español de Crédito, S.A., and Banco Hipotecario de España. He holds a law degree from the Universidad Autónoma de Madrid. Mr. Guitard brings extensive risk and audit experience to the Board.

Thomas Johnson - Age 75. Mr. Johnson was appointed to SHUSA’s Board in May 2015 and the Bank’s Board in June 2015. He serves as SHUSA’s Lead Independent Director, Chairman of its Audit Committee, and a member of its Executive and Risk Committees. He serves as a member of the Bank’s Audit, Bank Secrecy Act/Anti-Money Laundering Oversight, Compliance, and Risk Committees. Since 1991, he has served on the Board of Alleghany Corporation. From 1993 to 2004, he served as Chairman and Chief Executive Officer of GreenPoint Financial Corp. and GreenPoint Bank. Prior to his tenure at GreenPoint, Mr. Johnson served as President and Director of Manufacturers Hanover Trust Company from 1989 to 1991. Mr. Johnson’s career in banking started in 1969 at Chemical Bank and Chemical Banking Corporation, where he became President and Director in 1983. In addition, Mr. Johnson is a former director of R.R. Donnelly & Sons Co. Inc., The Phoenix Companies, Inc., Freddie Mac, North Fork Bancorporation, Prudential Life Insurance Company of America, and Online Resources Corp. From 1966 to 1969, he served as a special assistant to the Comptroller of the U.S. Department of Defense in the Pentagon. He received an A.B. in Economics from Trinity College and an M.B.A., with distinction, from Harvard Business School. Mr. Johnson brings extensive leadership experience in the banking industry to the Board.

Catherine Keating - Age 54. Ms. Keating was appointed to SHUSA’s and the Bank’s Boards in April 2015. She serves as Chair of SHUSA’s Compensation Committee and is a member of its Audit and Executive Committees. She also serves as a member of the Bank’s Bank Secrecy Act/Anti-Money Laundering Oversight, Compensation, Compliance, and Risk Committees. Since January 2015, she has served as Chief Executive Officer of Commonfund, an asset management firm that primarily serves not-for-profit institutions and pension plans. From 1996 to 2015, she served in multiple management roles at JPMorgan Chase & Co., including Head of Investment Management at JPMorgan Chase & Co., where she was responsible for more than $700 billion in client assets, Chief Executive Officer of JPMorgan Chase’s U.S. Private Bank, and as Global Head of its Wealth Advisory and Fiduciary Services business. She was a director of the JPMorgan Foundation and executive sponsor of JPMorgan Chase’s Women’s Interactive Network. Prior to joining JPMorgan Chase, she was a partner at Morgan, Lewis & Bockius LLP. She received a B.A. from Villanova University and a law degree from the University of Virginia School of Law. She is the former Chair of the Villanova University Board. Ms. Keating brings to the Board extensive experience as a former attorney and as a leader in the financial services industry.

Jason Kulas - Age 45. Mr. Kulas was appointed to SHUSA’s Board in October 2015, and he has served as Director and Chief Executive Officer of SC since July 2015. In addition, he was reappointed as President of SC in February 2016. He is also a director of the nonprofit Santander Consumer USA Inc. Foundation. He previously served as a member of SC’s Board from 2007 to 2012, and his prior executive roles at SC included serving as President from 2013 to 2015 and Chief Financial Officer from 2007 to 2015. Prior to joining SC, Mr. Kulas served as Managing Director in Investment Banking for JPMorgan Securities, Inc., where he worked from 1995 to 2007. Prior to his role at JPMorgan Securities, he was an analyst for Dun & Bradstreet and an adjunct professor at Texas Christian University. He received a B.A. from Southern Methodist University and an M.B.A. from Texas Christian University. Mr. Kulas brings valuable investment, financial services, and consumer finance experience to the Board.

Javier Maldonado - Age 53. Mr. Maldonado was appointed to SHUSA’s Board in April 2015, and has served as its Vice Chairman since October 2015. He is a member of SHUSA’s Executive and Risk Committees. He was appointed to SC’s Board in July 2015, and is a member of its Compensation Committee and its Regulatory and Oversight Committee. He was appointed to the Bank’s Board in June 2015 and is a member of its Risk Committee. Mr. Maldonado is a Director of Santander BanCorp, where he is Chairman of the Compensation and Nomination Committee, and a Director of Banco Santander Puerto Rico and Santander Investment Securities, Inc. He currently serves as Senior Executive Vice President, Global Head of Cost Control for Santander. Since 1995, he has held numerous management positions with Santander, including Senior Executive Vice President, Head of the General Directorate for Coordination and Control of Regulatory Projects in the Risks Division, and Executive Committee Director and Head of Internal Control and Corporate Development for Santander UK. Prior to his time with Santander, Mr. Maldonado was an attorney with Baker & McKenzie and Head of the Corporate and International Law Department at J.Y. Hernandez-Canut Law Firm. He received a law degree from UNED University and a law degree from Northwestern University. Mr. Maldonado brings to the Board extensive corporate and international legal experience, as well as leadership in the financial services sector.

Victor Matarranz - Age 40. Mr. Matarranz was appointed to SHUSA’s Board in July 2015 and the Bank’s Board in June 2015. He is a member of SHUSA’s Compensation and Executive Committees, and a member of the Bank’s Compensation Committee. Since September 2014, he has served as a Senior Executive Vice President and the Head of Group Strategy at Santander. He is also Chief of Staff to the Group Executive Chairman. From 2012 to 2014, Mr. Matarranz worked at Santander UK, where he was the Director of Strategy, the Chief of Staff to the Chief Executive Officer, and a member of the Executive Committee. From 2004 to 2012, he worked at McKinsey & Company in Madrid, where he served as a partner, working primarily in the financial services practice advising local and global banks on strategic and retail banking issues. He received a Master’s Degree in Telecommunications Engineering from the Politechnical University of Madrid and an M.B.A., with a specialization in Finance, from the London Business School, where he graduated with distinction. Mr. Matarranz brings expertise in financial services and retail banking strategy and significant international experience to the Board.

Juan Olaizola - Age 53. Mr. Olaizola was appointed to SHUSA’s Board in August 2015 and the Bank’s Board in July 2015. He serves as a member of the Risk Committee of each Board. Since 2013, he has served as a Director of Santander Insurance Services UK Ltd and, since 2014, as a member of the advisory board of Fintech Investments. In addition, since 2015, he has served as a Director of VISA Europe, where he was previously a Director from 2010 to 2013. Since 2005, Mr. Olaizola has served as Chief Operating Officer responsible for Technology and Operations at Santander UK. From 1986 to 2003, Mr. Olaizola worked at IBM Global Services, having served as the Vice President of EMEA (IBM Financial Services Consulting) in London from 2000 to 2004 and as the Vice President of Professional Services in the U.S. from 1999 to 2000, among other roles. He graduated from Universidad Autonoma and received an M.B.A. from IESE Business School. Mr. Olaizola brings significant financial services and technology experience to the Board.

Scott Powell - Age 53. Mr. Powell was appointed as Director, President and Chief Executive Officer of SHUSA in March 2015 and as Director, President and Chief Executive Officer of the Bank in July 2015. He is a member of SHUSA’s and the Bank’s Executive Committees. Previously, from 2013 to 2014, Mr. Powell was Executive Chairman of National Flood Services Inc. From 2002 until 2012, he was employed at JPMorgan Chase & Co. and its predecessor Bank One Corporation. During this time, he served as Head of Home Lending Default from July 2011 to February 2012, Head of JPMorgan Chase’s Banking and Consumer Lending Operations from June 2010 to June 2011, Chief Executive Officer of Consumer Banking from January 2007 to May 2010, Head of its Consumer Lending businesses from March 2005 to December 2006, and Chief Risk Officer, Consumer from 2004 to February 2005. From May 2003 through June 2004, Mr. Powell was President of Retail Lending at Bank One, and from February 2002 to April 2003, he was its Chief Risk Officer, Consumer. Mr. Powell is a director of the Phipps Houses and The END Fund in New York City. He received a B.A. from the University of Minnesota and an M.B.A. from the University of Maryland. Mr. Powell brings extensive experience in retail banking, risk management and consumer and auto lending to SHUSA's Board. In addition, he has held a variety of senior positions at JPMorgan Chase and spent 14 years at Citigroup/Citibank in a variety of risk management roles.

Timothy Ryan - Age 70. Mr. Ryan was appointed to SHUSA’s and the Bank's Boards in 2014 and serves as Chairman of each Board and their respective Executive Committees. Mr. Ryan served as the Vice Chairman for Regulatory Affairs at JPMorgan Chase & Co. from April 2014 until his retirement in October 2014, and he was Global Head of Regulatory Strategy and Policy of JPMorgan Chase from 2013 to April 2014. From 2008 to 2012, he was President and Chief Executive Officer of the Securities Industry and Financial Markets Association and Chief Executive Officer of the Global Financial Markets Association (“SIFMA”), SIFMA's global affiliate. Prior to 2008, Mr. Ryan was Vice Chairman, Financial Institutions and Governments, at JPMorgan Chase. Prior to joining JPMorgan Chase in 1993, Mr. Ryan served as the Director of the OTS, a Director of the Resolution Trust Corporation and a Director of the FDIC. Since 2011, he has served on the Board of Power Corp. of Canada and Power Financial Company and has served as Chairman of its Audit Committee and as a member of its Executive, Compensation, Investment and Risk Committees. Since 2010, Mr. Ryan also has served on the Board of Great West LifeCo Inc. and is a member of its Compensation Committee. He also served as a director of Markit Ltd. in 2014 and of Lloyds Banking Group from 2009 to 2013. He received a B.A. from Villanova University and a law degree from American University. Mr. Ryan brings extensive experience as a former regulator and banker and a deep understanding of the U.S. banking market, regulatory environment and financial services industry management to the Board.

Wolfgang Schoellkopf - Age 83. Mr. Schoellkopf was appointed to SHUSA’s and the Bank’s Boards in 2009, and serves as Chairman of SHUSA’s Risk Committee and as a member of SHUSA’s Audit and Executive Committees. He was appointed to SC’s Board in January 2015 and serves as Chairman of its Risk Committee and a member of its Audit and Executive Committees. Since 2010, he has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda, where he is a member of that Board’s Risk Committee and Chairman of the Compensation Committee. From 1998 until 2014, he served on the Board of Sallie Mae Corporation, a leading provider of student loans, and as lead independent director, Chairman of the Finance Committee from 2007 to 2012, and Chairman of its Compensation Committee from 2011 to 2014. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. From 2000 to 2002, he served as the General Manager of Bank Austria Group's U.S. operations. From 1990 to 1997, he served as Vice Chairman and the Chief Financial Officer of First Fidelity Bank. From 1963 to 1988, he worked at Chase Manhattan Bank, including serving as Executive Vice President and Treasurer. Mr. Schoellkopf studied Economics at the University of California (Berkeley), University of Munich and at Cornell University, and he taught economics at Cornell University and Princeton University. In his professional positions, as well as his previous service as Chief Financial Officer of First Fidelity Bank, Mr. Schoellkopf has served a leadership role in the banking industry, including significant investment and international experience, which enables him to assist the Board in overseeing all aspects of SHUSA and the Bank's financial operations.

Richard Spillenkothen - Age 66. Mr. Spillenkothen was appointed to SHUSA’s and the Bank’s Boards in June 2015. He serves as a member of SHUSA’s Compensation and Risk Committees, and as Chairman of the Bank’s Bank Secrecy Act/Anti-Money Laundering Oversight, Compliance, and Risk Committees and a member of the Audit and Executive Committees. From 2007 to 2011, he served as a consultant and advisor at Deloitte & Touche LLP. From 1976 to 2006, he worked for the Board of Governors of the Federal Reserve System, where he served as Director of the Federal Reserve Board’s Division of Banking Supervision and Regulation. In this capacity, he was the senior Federal Reserve Board staff official with responsibility for banking supervision and regulation policy. He worked with the Federal Reserve Banks, which have day-to-day responsibility for supervising bank and financial holding companies, state member banks, and the U.S. activities of foreign banks. He also coordinated financial institution supervisory policy with other federal, state, and foreign banking authorities, and with the international supervisory coordinating bodies. From 2013 until 2015, Mr. Spillenkothen served on the Board of Mitsubishi UFJ Securities (USA) as an independent non-executive director, serving on the Risk, Audit and Compensation Committees. He served on the Basel Committee on Banking Supervision from 1992 to 2006, and was Chairman of the Board of the Association of Supervisors of Banks of the Americas from 2003 until 2006. He received an A.B. from Harvard University and an M.B.A. from the University of Chicago. Mr. Spillenkothen brings extensive experience as a former regulator and a deep understanding of the U.S. banking market, regulatory environment, and financial services industry management to the Board.

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of this filing is set forth below:

Kenneth Goldman - Age 46. Mr. Goldman has served as SHUSA's Chief Accounting Officer and Executive Vice President since August 2010. From 2010 until 2015, he was the Bank's Chief Accounting Officer for the Bank. Prior to joining SHUSA, from 2006 to 2010, he was Chief Financial Officer and Executive Vice President of Advanta Bank Corp, and, from 2002 to 2006, he was Audit Director and Senior Vice President of MBNA America Bank. From 1991 to 2002, Mr. Goldman worked at Arthur Andersen, where he began his career. Mr. Goldman has a B.S. in Accounting from Lehigh University and is a licensed CPA, a member of the Pennsylvania Institute of Certified Public Accountants, a Certified Internal Auditor, and a member of the Institute of Internal Auditors.

Brian Gunn - Age 43. Mr. Gunn has served as Chief Risk Officer and Senior Executive Vice President of SHUSA since June 2015 and is a member of SHUSA’s CEO Executive Committee. In February 2016, he was named Chief Risk Officer and Senior Executive Vice President of the Bank. He was appointed to the Board of SC in December 2015 and serves as a member of its Risk Committee. Prior to joining Santander, from 2011 to 2015, Mr. Gunn served as the Chief Risk Officer of Ally Financial Services. Prior to that role, Mr. Gunn was Chief Risk Officer of Ally’s Global Automotive Services division. Before joining Ally, he spent 10 years in a variety of risk management positions at GE Money, including as Chief Risk Officer of GE Money Canada. Mr. Gunn received a B.S. from Providence College and an M.B.A. from Hofstra University.

Michael Lipsitz - Age 51. Mr. Lipsitz has served as Chief Legal Officer and Senior Executive Vice President of SHUSA since August 2015 and is a member of SHUSA’s CEO Executive Committee. Prior to joining SHUSA, he was Managing Director and General Counsel for Retail and Community Banking at JPMorgan Chase & Co. Prior to that, Mr. Lipsitz held multiple senior and general counsel roles supporting consumer banking and lending, corporate and regulatory activities, and M&A at JPMorgan Chase and its predecessor companies. Mr. Lipsitz received a B.A. from Northwestern University and a law degree from Loyola University Chicago School of Law.

Gerald Plush - Age 57. Mr. Plush currently serves as the Chief Financial Officer of SHUSA, and is a member of SHUSA’s CEO Executive Committee. He was appointed to the Board of SC in April 2014, and serves on its Risk Committee. From December 2011 to September 2013, Mr. Plush was a member of the Board of Directors and President and Chief Operating Officer of Webster Bank, where he previously served as Vice Chairman and Chief Operating Officer in 2011, and as Chief Financial Officer and Chief Risk Officer. Before joining Webster Bank, from 1995 to 2006, Mr. Plush was with MBNA America in Wilmington, Delaware, serving most recently as Senior Executive Vice President and Managing Director for Corporate Development. Prior to that, he served as Chief Financial Officer of North America for MBNA. Mr. Plush has a B.S. in Accounting from St. Joseph’s University in Philadelphia, and is a Certified Public Accountant and a Certified Management Accountant.

Scott Powell - Age 53. For a description of Mr. Powell's business experience, please see "Directors of SHUSA" above.

Julio Somoza - Age 44. Mr. Somoza has served as the Managing Director of Technology and Operations and Senior Executive Vice President of SHUSA since 2013 and is a member of SHUSA’s CEO Executive Committee. From 2013 to 2014, he served as Managing Director of Technology and Operations for the Bank. Mr. Somoza previously was the Chief Internal Auditor of SHUSA and the Bank from 2011 to 2013, and served as the Director of Market Risk and Global Business for Santander from 2008 to 2011, Director of Internal Audit for Santander’s New York branch from 2005 to 2008, and prior to that, served in positions in the Internal Audit Departments of Banco Santander Central Hispano in New York and Madrid. He has a B.S. in Business Administration from Universidad Computense de Madrid.

Christel Sulpizio - Age 50. Ms. Sulpizio has served as Director of Change Management and Senior Executive Vice President of SHUSA since July 2015 and is a member of SHUSA’s CEO Executive Committee. Prior to joining Santander, she was Chief Operating Officer of Business Banking at Citizens Financial Group, a post she had held since 2014. From 2011 to 2013, Ms. Sulpizio was Chief Information Officer of the commercial bank of Citizens Bank. Prior to serving at Citizens Bank, she worked in senior project management and operations management roles for JPMorgan Chase & Co., Bank One Corporation, and First USA. She received a B.S. from St. Joseph’s University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SHUSA's officers and directors, and any persons owning ten percent or more of SHUSA's common stock or any class of SHUSA's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC with respect to their ownership of securities of SHUSA. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA's review of copies of such statements received by it, and on written representations from SHUSA's directors and officers, SHUSA believes that all such statements were timely filed in 2015. Since Santander's acquisition of SHUSA, none of the filers has owned any of SHUSA's common stock or shares of any class of SHUSA's preferred stock.

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

Matters Relating to the Audit Committee of the Board

Mr. Johnson was appointed Chairman of the Audit Committee in May 2015. Mr. Ferriss served as Chairman of the Audit Committee from 2012 to May 2015, and Mr. Schoellkopf served as Chairman of the Audit Committee from 2010 to 2012. Mr. Ferriss, Mr. Fishman, Ms. Keating, and Mr. Schoellkopf are also members of the Audit Committee. The Board of Directors has determined that Messrs.Ferriss, Fishman, Johnson, and Schoellkopf and Ms. Keating qualify as audit committee financial experts for purposes of the SEC's rules.

ITEM 11 ‑ EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to our executive officers included in the Summary Compensation Table, who we refer to collectively as the “named executive officers.” Santander Holdings USA, Inc. (who we refer to in this Item as “we,” “us,” “or “our”) is a wholly owned subsidiary of Banco Santander S.A. (which we refer to in this Item as “Santander Group”). This Compensation Discussion and Analysis explains our role and the role of Santander Group in setting the compensation of the named executive officers.
For 2015, our named executive officers were:

•	Scott Powell, our President and Chief Executive Officer;

•	Gerald Plush, our Chief Financial Officer and Principal Financial Officer;

•	Brian Gunn, our Chief Risk Officer;

•	Michael Lipsitz, our Chief Legal Officer;

•	Julio Somoza, our Head of Technology and Operations;

•	Román Blanco, our former President and Chief Executive Officer; and

•	Guillermo Sabater, our former co‑Principal Financial Officer and Comptroller.

General Philosophy and Objectives
The fundamental principles that Santander Group and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long‑term business objectives;

•	link pay to performance, while appropriately balancing risk and financial results and complying with directives from our regulators;

•	align, to an appropriate extent, the interests of management with those of Santander Group and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.

We aim to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located. Within this framework, Santander Group considers both total compensation and each individual component (i.e., salary and incentives) of each named executive officer’s compensation package independently. Other perquisites are also considered independently of total compensation. When setting each of the named executive officer’s compensation for 2015, we took into account market competitive pay, historical pay, our budget, level of duties and responsibilities, individual performance, and historical track record within the organization for each individual.
This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:

•	the general philosophy and objectives behind their compensation,

•	ours and Santander Group’s roles and involvement in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	each component of their compensation, and

•	the rationale behind the components of their compensation.

Since we are a wholly owned subsidiary of Santander Group and do not hold public shareholder meetings, we do not conduct shareholder advisory votes.
Responsibility for determining the compensation of our named executive officers resides both at our level as well as the Santander Group level. We set forth the various parties involved in determining executive compensation and their specific responsibilities below.

The Parties Involved in Determining Executive Compensation
Both We and Santander Group have the responsibility for overseeing and determining the compensation of our named executive officers. We are involved in setting the compensation of all our employees. Santander Group is involved in overseeing its senior level employees, which include the named executive officers. We set forth the various parties, including both Board committees and Management committees involved in contributing to and determining executive compensation and their specific responsibilities below.
The Role of Our Board Compensation Committee
As of the date of the filing of this Annual Report on Form 10‑K, our Compensation Committee included Stephen Ferriss, Juan Guitard, Victor Matarranz, Richard Spillenkothen, and Catherine Keating, who is the Committee chair. Our Compensation Committee has the responsibility of, among other things:

•
at least annually, reviewing and approving the terms of our compensation programs, including the Executive Bonus Program, in which our named executive officers participate, in accordance with all applicable guidelines that Santander Group establishes with respect to variable compensation;

•
reviewing and approving the corporate goals and objectives with respect to our Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s performance in light of these corporate goals, and determining and approving the compensation of our Chief Executive Officer based on this evaluation and in accordance with all applicable guidelines that Santander Group establishes with respect to variable compensation;

•
monitoring the performance and regularly approving the design and function of the incentive compensation programs, including the Executive Bonus Program, to assess whether the overall design and performance of such programs are consistent with Santander Group guidelines and our safety and soundness and do not encourage employees, including our named executive officers, to take excessive risk;

•
reviewing and approving the overall goals and purpose of our incentive compensation programs and providing guidance to our Board and management so that the Boards' policies and procedures are appropriately carried out in a manner that achieves balance and is consistent with safety and soundness;

•	approving amounts paid under the incentive compensation programs according to Santander Group guidelines, including the Executive Bonus Program;

•
overseeing the administration of our qualified retirement plan and other employee benefit plans under which all eligible employees can participate, including the named executive officers, as well as certain other deferred compensation plans in which our named eligible officers are eligible to participate;

•	evaluating the applicability of any clawback provisions applicable to our senior executive officers, including the named executive officers;

•	at least annually, reviewing, and recommending changes to our director compensation program;

•	reviewing and discussing with management the Compensation Discussion and Analysis required to be included in our annual reports to shareholders, including this Annual Report on Form 10‑K; and

•	approving the Compensation Committee Report for inclusion in our filings with the SEC, including this Annual Report on Form 10‑K.

Our Board Compensation Committee met eight times in 2015.
The Role of Santander Group’s Risk on Remuneration Corporate Committee
Santander Group’s Risk on Remuneration Corporate Committee has the authority and responsibility to, among other things, ensure that all present and future risks that might affect the bonus process are considered. Specifically the Committee reviews all risk aspects that affect metrics used in calculating bonus pools as well as the application of clawback and malus-related clauses to deferred payments. Findings are presented to Santander Group’s Remuneration Committee
The Role of Santander Group’s Corporate Evaluation and Bonus Committee
Santander Group’s Evaluation and Bonus Committee has the authority and responsibility to oversee the performance management reviews, and to prepare the bonus pools for management to present to Santander Group’s Remuneration Committee. The Evaluation and Bonus Committee also reviews the individual bonus awards for each of the named executive officer to be presented to the Remuneration Committee.

The Role of Santander Group’s Board Remuneration Committee
Santander Group’s Board Remuneration Committee has the authority and responsibility to, among other things, review, revise, and then present to Santander Group’s Board of Directors the compensation of Santander Group’s senior executives, which include each of the named executive officers.
The Role of Santander Group’s Board of Directors
Santander Group’s Board of Directors approves the compensation of certain of Santander Group’s management, including our named executive officers.
The Role of Our Management
Our Human Resources Committee (which we merged with a committee formerly called the Compensation Risk Mitigation Committee) oversees our incentive compensation programs and makes recommendations to our Compensation Committee with respect to our incentive compensation programs. A key responsibility of our Human Resources Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our Compensation Committee in accordance with applicable laws. The members of the Human Resources Committee include the heads of our risk compliance, legal, finance, technology and operations, as well as human resources departments. The Human Resources Committee met eight times in 2015.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2015. Our Chief Executive Officer generally performed (or delegated to our Human Resources Department) management’s responsibilities (except with respect to his own compensation) in accordance with the rules set forth by Santander Group. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonuses for the named executive officers to our Compensation Committee and to the applicable committees at Santander Group.
None of the named executive officers determined or approved any portion of their own compensation for 2015.
The Role of Outside Independent Compensation Advisors
Santander Group’s Remuneration Committee engaged Willis Towers Watson to provide advice on the general policies and approaches with respect to the compensation of Santander Group’s worldwide employees. For 2015, Willis Towers Watson provided benchmarking data for the Chief Executive Officer position.
In addition, Santander Group engaged Mercer ORC to assist it in determining possible salary adjustments for expatriate employees, including certain of the named executive officers, as we describe below. Mercer ORC provided data on the compensation of expatriate employees of other global financial institutions.
For 2015, at the request of our compensation committee, we engaged McLagan Partners, Inc. to provide competitive market compensation ranges for our senior executive officers, including the named executive officers.
Components of Executive Compensation
For 2015, the compensation that we provided to our named executive officers consisted primarily of base salary and both short and long‑term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in benefits plans that we generally offer to all our employees, and we also provide the named executive officers with certain benefits and perquisites not available to the general employee population. Compensation that we provide our named executive officers who are expatriate employees is in accordance with Santander Group’s International Mobility Policy. In general, Santander Group’s objective in establishing its International Mobility Policy is to permit all expatriate employees, which include some of the named executive officers, to maintain on an equal basis at least the same standard of living that they were accustomed to in the employee’s originating country.

Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day‑to‑day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement and Santander Group’s International Mobility Policy for expatriate executives of similar levels, if applicable. While each of the named executive officer’s employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. We review our named executive officers’ salary levels as a part of our annual bonus process.
Our Chief Human Resources Officer consulted with Santander Group’s Human Resources department to ensure named executive officers’ salaries are competitive and take into account market competitive pay, salary history, our budget, level of duties and responsibilities, individual performance, and historical track record within the organization. Santander Group’s Human Resources Department consulted with the Remuneration Committee and Santander Group’s Board of Directors in setting the base salary of Messrs. Powell and Blanco. They also consulted with Santander Group’s Evaluation and Bonus Committee on Messrs. Plush, Gunn, Lipsitz, Somoza and Sabater. Our named executive officers’ salaries remained the same in 2015 except for Mr. Plush, whose salary was increased on August 24, 2015, given the expansion of his duties and responsibilities, and Mr. Blanco, whose salary was reduced on October 19, 2015, via joint decision by Mr. Powell and Santander Group’s Chief Executive Officer, given the change in his duties and responsibilities.
Incentive Compensation
We provide annual incentive opportunities for the named executive officers to reward achievement of both business and individual performance objectives and to link pay to both short-term and long-term performance. We intend our incentive programs to incentivize participants to achieve and exceed these objectives at the Santander Group, country, and business level, as well as to reward the progressive improvement of individual performance. All named executive officers are designated as Identified Staff and subject to the compensation guidelines and limits of the European Union Capital Requirements Directive IV (CRD IV). These guidelines define the short-term/immediate and long-term/deferred percentages for incentives awards with respect to the total compensation package as well as mandate that such awards be delivered in at least 50% shares of Santander Group common stock/American Depositary Receipts (“ADRs”), with a mandatory one-year holding period upon delivery, and no more than 50% in cash.
Executive Bonus Program
Our incentive program establishes both financial and non‑financial measures to determine the award pool from which we pay annual bonuses. The Executive Bonus Program is aligned with Santander Group’s corporate bonus program for executives of similar levels across the Santander Group platform. We refer to this bonus award program as the “Executive Bonus Program.”
On December 10, 2015, our Compensation Committee approved the 2015 Executive Bonus Program for the named executive officers as presented by the Human Resources Committee. The Executive Bonus Program provides for variance in the amount of awards, higher or lower than their target bonus amount (which we describe below), in order to reinforce our pay for performance philosophy. Each of the named executive officers participated in the Executive Bonus Program for 2015.
The structure incorporates both Santander Group and Santander U.S. metrics to ensure that the plan links the pay of its executives to performance and the pay of other executives of similar levels within the Santander Group platform. Our Compensation Committee worked with Mr. Powell and Santander Group’s Remuneration Committee to validate that the proposed performance metrics aligned with overall business goals and that the maximum bonus pool amount would be no more than 150% of the sum of target bonuses. Our Compensation Committee reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance. All calculations under the Executive Bonus Program are determined in accordance with International Financial Reporting Standards (“IFRS”) because Santander Group uses similar terms and metrics in its incentive programs across its platform making the use of country-specific accounting standards infeasible.
Structure: The metrics used to determine the pool for 2015 included the following and correspond to the visual below. For purposes of the Executive Bonus Program, “Santander U.S.” means us and our subsidiaries as well as Banco Santander Puerto Rico; “net ordinary profit” (NOP) means net profits after taxes, adjusted positively or negatively for those transactions that, in the opinion of Santander Group’s board, involve an impact outside of the performance of those being evaluated, such as extraordinary profits, corporate transactions, accounting, or legal adjustments; and “RoRWA” means return on risk-weighted assets where assets or off-balance-sheet exposures, are weighted according to risk.

Part I (Calculated) +/- Part II (Adjustment)

	Objective	Weight (% of Pool)
1.	**Santander Group's NOP vs. budget + modifier[1]**	20%
2.	**Santander Group's RoRWA vs. budget**	10%
3.	**Demonstrated Regulatory Progress**	20%
4.	**Full Integration and Governance of the Intermediate Holding Company (IHC)**	15%
5.	**Entity Financial Performance** • (Net Ordinary Profit) Vs. 2014 • RoRWA Vs. 2014	35%
	TOTAL	**100%**

Part II (Adjustment)

Min	Factor	Max
-10%	Results benchmarking vs peers	+10%
-10%	Clients benchmarking vs peers Customer satisfaction Loyal customers	+10%
-15%	Risk / Balance / Quality / …	+10%
-10%	Contribution to the Group / achievement of specific goals	+15%

TOTAL 100% +/- Adjustment = Grand Total[2]

1. Growth modifier
NOP= 2015 vs budget + growth/decline vs 2014 modifier

NOP 2015 vs 2014	adjustment
≤-10%	-5%
-10% to +10%	-5% to +5%
≥+10%	+5%

2. Maximum of 150% of sum of target bonuses

Part I: Calculations

•
20% determined based upon the Santander Group’s net operating profit for 2015 versus budget of €7 billion; plus a 2015 vs. 2014 growth modifier which ensures consideration not only for performance against budget but year over year growth as well.

•	10% determined based upon the Santander Group’s RoRWA for 2015 versus budget of 1.32%.

•
20% determined based upon demonstrated regulatory progress, specifically execution of 2015 key capital and risk transformation deliverables which are the core work streams designed to strengthen the foundational elements in risk management, finance and technology to better manage our businesses (the percent of critical milestones completed and completed action plans related to regulatory findings).

•
15% determined based upon full integration and governance of our intermediate holding company status under U.S. law, which requires that we (a financial institution controlled by a foreign entity) manage all of our subsidiaries under one holding company.

•	35% determined based upon our financial performance:

•	27.5% net operating profit for 2015 versus 2014 results of $1.28 billion

•	7.5% RoRWA for 2015 versus 2014 results of 1.43%

Part II: Discretionary Adjustments (see separate benchmarking section for full list of peer companies that we considered in making these adjustments)

•
Results benchmarking versus peers: adjustment that captures relative performance against a specific peer group at both the Santander Group and our level; this measure can modify the pool between -10% and +10%.

•	Clients benchmarking versus peers:

•	Customer satisfaction adjustment that captures the relative positioning of us against our market. This measure can modify the pool between -10% and +10%.

•	Loyal customers/engagement criteria was modified in Q3 2015 therefore the measurement was not considered.

•
Risk/Balance/Quality: Adjustment intends to ensure that all current and future risks that may have an impact on bonuses are taken into account at both the Santander Group and our level; this measure can modify the pool between -15% and +10% and includes:

•	40% = Risk (risk appetite, risk management, control environment).

•	15% = Internal Audit (rating, recommendations).

•	15% = Compliance (results of supervisor reviews, audit reports, involvement in corporate projects and daily management).

•	15% = Finance (qualitative assessment, finance plan performance, portfolio review).

•	15% = Accounting and Financial control (quality and recurrence of results).

•	Contribution to the Santander Group related to equally weighted metrics that can modify the pool between -10% and +15% and includes:

•	25% = Employee engagement survey results for 2015.

•	25% = Employee engagement survey result changes from 2014 to 2015.

•	25% = Incentivized risk-weighted assets objective: the amount of the additional reduction of risk assets; which could be modified to zero if the net ordinary profit budget is not met.

•	25% = The Remuneration Committee may consider other adjustments for unusual and unexpected circumstances.
Pool Calculations: The final pool is based on the sum of target incentives being multiplied by the results of the calculations that we set forth below. The results for 2015 included the following:

GOAL	LEVEL OF ACHIEVEMENT	WEIGHTING	% OF ACHIEVEMENT	% OF BASE BONUS
	GROUP (30%)				
	Group's NOP vs. Budget	93.8%	20.0%	93.8%	18.8%
	Group's NOP Modifier	*12.9%*	*30.0%*	*5.0%*	*1.5%*
1.	Total Group's NOP				20.3%
2.	Group's RoRWA vs. Budget	100.7%	10.0%	100.7%	10.1%
	Total Group's Financials vs. Budget		30.0%		30.4%
Part II	*Group Adjustment*		*30.0%*	*1.5%*	*0.5%*
	Benchmark of Results			*0.0%*	
	Risk / Balance / Quality Assessment			*1.5%*	
					30.9%
	US (70%)				
3.	Demonstrated Regulatory Progress	100.0%	20.0%	100.0%	20.0%
	Integration and Governance of the Holding	90.0%	15.0%	90.0%	13.5%
4.	**Total Regulatory & IHC Progress**		35.0%		33.5%
	NOP vs. 2014	77.8%	27.5%	31.0%	8.5%
	RORWA vs. 2014	76.0%	7.5%	24.1%	1.8%
5.	**Total US Financial Performance**		35.0%		10.3%
Part II	*US Adjustment*		*70.0%*	*-6.6%*	*-4.6%*
	Benchmark of Results			*1.9%*	
	Benchmark of Customer Satisfaction & Customer Loyalty Objective			*-1.2%*	
	Risk / Balance / Quality Assessment			*-7.3%*	
	Degree of Contribution to the Group			*0.0%*	
					39.2%
			Bonus Pool US 2015		**70.1%**

Santander Group’s Result: 30.9% (30% weighting)

1.
Santander Group’s net profit for 2015, after group consolidation and charges and determined under IFRS standards, was €6.566 billion. This amount resulted in the achievement of approximately 94% of the net profit versus budget under the Executive Bonus Program, which resulted in a weighted pool funding of 18.8% for the net profit component. Next, because Santander Group's net operating profit exceeded 10% (12.9% growth from 2014 to 2015), the maximum weighted growth modifier of 1.5% was applied, making the Santander Group’s total net operating profit weighted result equal to 20.3%.

2.	Santander Group’s RoRWA was 100.7%, which resulted in a weighted pool funding of 10.1% for the risk‑weighted asset component.

PART II Group Adjustment: Determined by Santander’s Remuneration Committee to be 0.5%, which is a combination of two discretionary decisions outlined below:

•	Results benchmarking versus peers considered for each unit within Santander Group (including us) relative to a peer group and determined to be a 0% adjustment.

•
Risk / Balance / Quality Assessment considered all current and future risks for each unit within the Santander Group (including us) that may have an impact on bonuses and drove an adjustment of +1.5% (see our Part II U.S. results section).

Our Result: 39.2% (70% weighting)

3.	Santander U.S.’s Demonstrated Regulatory Progress was 100% of target which resulted in a weighted pool funding of 20%; our Compensation Committee determined this in its complete discretion.

4.
Santander U.S.’s progress related to the integration and governance of the intermediate holding company resulted in the achievement of 90% of target which resulted in a weighted pool funding of 13.5%; this was determined in the full discretion of our Compensation Committee.

5.
Santander U.S.’s net profit for 2015, after group consolidation and charges was $998 million. This amount resulted in the achievement of 77.8% of the net profit versus 2014 under the Executive Bonus Program, which resulted in a weighted pool funding of 8.5% for the net profit component.

Santander U.S.’s RoRWA was 76.0%, which resulted in a weighted pool funding of 1.8% for the risk-weighted asset component.

PART II U.S. Adjustment: Determined by Santander Group’s Remuneration Committee, to be -4.6% of target, which was a combination of varying discretionary decisions outlined below:

•	Results benchmarking versus peers considered for each entity within our holding company relative to a peer group and resulted in a 1.9% adjustment.

•	Clients benchmarking versus peers considered customer satisfaction relative to our markets and resulted in a -1.2% adjustment.

•
Risk/Balance/Quality considered all current and future risks across the U.S. that impacted bonuses and resulted in an adjustment of -7.3% (derived by multiplying the five results below by the respective weightings and then adding the results together).

•	40% = Risk (risk appetite, risk management, control environment) = -8% result.

•	15% = Internal Audit (rating, recommendations) = -15% result.

•	15% = Compliance (results of supervisor reviews, audit reports, involvement in corporate projects and daily management) = -5% result.

•	15% = Finance (qualitative assessment, finance plan performance, portfolio review) = 3% result.

•	15% = Accounting and Financial control (quality and recurrence of results) = -10% result.

•	Contribution to the Santander Group related to equally weighted metrics:

•	25% = Employee engagement survey results for 2015: relative to other geographies we were below the 50th percentile and therefore the result = 0%.

•	25% = Improvement in results of 2015 employee engagement survey versus 2014; results improved however relative to other countries and therefore the result = 0%.

•	25% = Incentivized RoRWA objective: level of attainment in the achievement of additional RoRWA and therefore the result = 0%.

•	25% = Other factors to be considered by Santander Group’s Remuneration Committee = 0%.

Result Summary: The final pool calculation was 70.1% (Santander Group's results of 30.9% + our results of 39.2%). Our Compensation Committee and the Remuneration Committee determined in their full discretion that, given the current banking environment, it would be in our best interest to pay new hires at 100% of their targets and, as a result, a funding level of 86% was appropriate for 2015.

Santander Group used different peer groups in benchmarking Santander U.S.’s performance for the purposes of calculating the Executive Bonus Program pool funding, as follows: Ally Financial Inc., Consumer Portfolio Services, Inc., General Motors Financial Company, Inc.. (for Santander Consumer USA); Popular Inc., First Bancorp, Oriental Financial Group, Inc. Bancorp (for Banco Santander Puerto Rico); BNP Paribas, Credit Agricole, Insea, BBVA Compass Bancshares, Inc., Royal Bank of Scotland, HSBC Holdings (for Global Corporate Banking) PNC Financial Services Group, M&T Bank Corp., Citizens Financial Group Inc., TD Bank, BB&T Corporation, Capital One Financial Corp., Fifth Third Bancorp, US Bancorp, Key Bank Corp., Huntington Bancshares, Inc. and First Niagara Financial Group (for Santander Bank).
Setting Targets: We assigned each of the named executive officers a target bonus amount at the beginning of 2015. We determined the target bonus awards taking into account market competitive pay, historical pay, our budget, level of duties and responsibilities, individual performance, and historical track record within the organization for each individual. We review these factors annually and the target bonus amounts for 2015 were subject to management review as well as Compensation Committee review as needed.
No final decision has been made as of the date of the filing of this Annual Report on Form 10‑K as to the structure of the Executive Bonus Program for 2016 and we have not finalized the bonus pool calculations for 2016, nor have we determined the target bonus opportunities for the named executive officers for 2016.

Discretionary Pay for Performance Decisions: During the decision-making process, we used target bonus amounts to establish an initial starting point for the executive. Each named executive officer’s initial bonus amount was subject to a discretionary adjustment, either upwards or downwards, based on the pool calculation results, and the executive’s individual performance evaluation. In no event did the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. For the named executive officers who commenced employment in 2015, and who had pre-established targets in connection with their hiring, we used 100% of such target then considered our funding level and their individual performance.
We conducted a detailed assessment of each named executive officer’s accomplishments versus pre‑established goals for the year with respect to the individual performance evaluation results. These goals included specific objectives directly related to the named executive officer’s job responsibilities. These goals are not all objective, formulaic, or quantifiable. Rather they include both quantitative and qualitative measures that cut across critical objectives related to business strategy and performance; regulatory, compliance and risk management; our customers and clients; as well as our employees and culture.
On December 10, 2015, our Compensation Committee approved the awards for the named executive officers. Our Board of Directors approved Mr. Powell’s bonus on December 10, 2015. Mr. Blanco did not receive a bonus for 2015. Santander Group’s Evaluation and Bonus Committee, in consultation with Mr. Powell, ratified the final bonus amounts for Messrs. Plush, Gunn, Lipsitz, Somoza, and Sabater subject to the approval of Santander Group’s Remuneration Committee and the ultimate approval of Santander Group’s Board of Directors, which was on January 26, 2016.
Each executive officer’s target bonus amount was calculated and the accomplishments supporting the actual award payments as follows:

Name	Target	Final Bonus ($)	Final Bonus as % of Target
Scott Powell(1)	$1,500,000	$2,000,000	133%
Gerald Plush	$1,200,000	$1,200,000	100%
Brian Gunn(1)	$1,500,000	$1,600,000	107%
Michael Lipsitz(1)	$950,000	$950,000	100%
Julio Somoza	$660,000	$550,000	83%
Román Blanco	$1,050,000	$—	—%
Guillermo Sabater	$370,000	$250,000	68%

(1)	Target bonus was minimum guaranteed under the terms of an applicable letter agreement.

(2)	Target full bonus was pro-rated to reflect only Mr. Sabater's performance with us.

Mr. Powell’s 2015 functional objectives included, but were not limited to, developing a plan and begin making improvements on outstanding regulatory issues, including the transformation and fundamentals of the risk, finance, and technology functions, Comprehensive Capital Analysis and Review and enhanced liquidity standards; making significant progress in building an effective holding company; implementing policy and processes that integrate businesses into our framework; improving engagements and reduce attrition; beginning the roll-out of our defined risk culture plan; and continuing to implement our employee satisfaction initiatives. Based on his performance and the addition of his responsibilities as CEO of Santander Bank, Mr. Powell was paid above his minimum guaranteed target bonus level.
Mr. Plush’s 2015 functional objectives included, but were not limited to, implementing an effective CFO infrastructure for us and our affiliates, including controls, teams, technology and data strategies (regulatory reporting); implementing the finance elements of enhanced prudential standards for us and our affiliates, including Comprehensive Capital Analysis and Review, and the Volker Rule; and implementing financial policies and processes, including, but not limited to cost allocation, pricing models, enhanced information systems and capital allocation to improve business profitability and meet regulatory requirements for us and our affiliates. Based on his performance results, Mr. Plush was paid at his target bonus level.
Mr. Gunn’s 2015 functional objectives included, but were not limited to, meeting all assigned deliverables related to outstanding regulatory issues, including the transformation and fundamentals of the risk, finance, and technology functions, Comprehensive Capital Analysis and Review, and enhanced liquidity standards. Based on his performance results, Mr. Gunn was paid above his minimum guaranteed target bonus level.
Mr. Lipsitz’s 2015 functional objectives included, but were not limited to, building and implementing effective legal infrastructure for us and our affiliates, including effective balance of internal and external resources; providing pro‑active legal support for the intermediate holding company, Comprehensive Capital Research and Analysis; implementing enhanced prudential standards and our Treasury financing initiatives; and providing pro‑active legal guidance for all regulatory responses. Based on his performance results, Mr. Lipsitz was paid at his minimum guaranteed target bonus level.

Mr. Somoza’s 2015 functional objectives included, but were not limited to, implementing an effective technology and operations infrastructure for us and our affiliates, including controls, teams and governance; and executive data models and data management programs that allow the appropriate level of aggregation, for us and our affiliates; executing committed deliverables to meet our US regulatory requirements; implementing IT and operations policies, processes, and solutions to improve systems performance, customer experience; and delivering business projects on time, on budget and with quality. Based on his performance results, Mr. Somoza was paid below his target bonus level.
Mr. Blanco’s 2015 functional objectives included, but were not limited to, improving our customer service, customer experience and customer satisfaction; establishing a clear trend of sustainable growth in total customers and in loyal customers. Improve financials and outline key milestones to meet competitive financial targets; working with us to enhance earnings and define strategic plan (capital allocation, IT strategy, etc.); improving risk and compliance management including implementing the requirements and commitments defined by intermediate holding company regulatory requirements and us including focus on Comprehensive Capital Research and Analysis and enhanced prudential standards; improving engagement scores, managing attrition to be at peer’s level; and providing enhanced leadership and talent at and for key positions. Based on his performance results, Mr. Blanco was not paid a bonus for 2015 with respect to his service with us.
Mr. Sabater’s 2015 functional objectives included, but were not limited to, risk management objectives including proactively reviewing external and internal environment and identification of issues or concerns related to potential gaps in existing processes, procedures, policies, frameworks, etc.; contributing to satisfactory results in audit reviews, compliance reviews, and regulatory examinations (internal/external); enhancing accounting processes and control environments; promoting of a risk management culture by encouraging teams to embrace appropriate risk practices and supporting employees in fulfilling risk management responsibilities; improving management control reporting ensuring coordinated reporting to Santander Group according to requirements; and improving risk and compliance management including implementing the requirements and commitments defined by the holding company. Based on his performance results, Mr. Sabater was paid below his pro-rated target bonus level, with respect to his service with us.
Bonus Delivery: We delivered current awards to the named executive officers under the Executive Bonus Program for 2015 as a combination of short-term and long-term incentive awards. These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander Group and us, as applicable. All named executive officers are designated as Identified Staff and subject to the compensation guidelines and limits of the European Union Capital Requirements Directive IV (CRD IV).
Short-term/Immediate: Under the Executive Bonus Program, the named executive officers receive the short-term award 50% in cash and 50% in Santander common stock/ADRs (vested immediately). Any award made in shares of Santander common stock/ADRs under the Executive Bonus Program is subject to a one-year holding requirement from the vesting date of the shares.
Long-term/Deferred: Under the Executive Bonus Program, the named executive officers are required to defer a portion of their bonus. Santander Group classifies Mr. Powell as “Country Head” and therefore he must defer 50% of his overall bonus award. Santander Group classifies Messrs. Plush, Gunn, Lipsitz, Somoza, and Sabater, as “Other Executives” and therefore they each must defer 40% of their respective overall bonus awards. Mr. Blanco did not receive a bonus for 2015 so he did not defer any amounts under the Executive Bonus Program.
Deferred amounts under the Executive Bonus Program are delivered 50% in cash and 50% in Santander Group common stock/ADRs. The deferred amounts are paid out in equal installments over three or five years, depending on the participant’s level (see chart below) and the participant remaining employed through the applicable payment date (except in certain limited circumstances) as long as none of the following occurs:

•	Santander Group’s poor financial performance;

•	the participant violates our internal rules, particularly those relating to risk;

•	a material restatement of Santander Group’s financial statements, when required by outside auditors, except when appropriate due to a change in accounting standards; or

•	significant changes in Santander Group’s financial capital or in Santander Group’s risk profile.

Named Executive Officer	Percentage of Award Deferred	Deferral Period
Mr. Powell	50%	5 years
Other Named Executive Officers	40%	3 years

Additional Long‑Term Incentive Compensation
Our named executive officers are also eligible to participate in the Performance Shares Plan. The Performance Shares Plan, which Santander Group sponsors for certain eligible employees, consists of a multi-year bonus plan under which Santander Group may award a participant a maximum number of shares of Santander Group common stock/ADRs. The shares are subject to certain pre-established time-based and performance-based requirements. Santander Group makes awards under the Performance Shares Plan in cycles, with one cycle ending each year.
Santander Group’s Board of Directors adopted the first cycle of the Performance Shares Plan on February 27, 2014, and Santander Group’s shareholders approved the first cycle at its annual meeting of shareholders on March 28, 2014. Our Compensation Committee approved the first cycle on September 25, 2014. The first cycle has the following features:

•
The first cycle is for a four-year period, consisting of 2014 through 2017. The potential delivery of the Approved Number of Shares to each participant will be deferred by thirds over a three-year period, and the corresponding shares will be delivered, in each case, in the month of June of the years 2016, 2017, and 2018 depending on the achievement of the total shareholder return (“TSR”) multi-year targets.

•
The value of the maximum number of shares that each participant is eligible to receive is 15% of the participant’s target or reference bonus under the Executive Bonus Program. The following percentages are applied to this amount to determine a final maximum amount based on ranking of Santander Group’s TSR compared to a peer group.

•
For purposes of determining the final amount, TSR is defined as the difference (expressed as a percentage) between the average weighted volume of the average weighted listing prices of a hypothetical investment in ordinary shares of each of the members of a peer group and Santander Group in the fifteen trading days before the end of 2014 and the value of the same investment during the fifteen day period before the beginning of 2014. Santander will consider dividends and similar amounts received by shareholders as if such amounts were invested in more shares of the same kind of stock.

•
Santander Group chooses the peer group from among the world’s largest financial institutions, based on their market capitalization, geographic location, and the nature of their businesses. The peer group for the first cycle includes the following financial institutions: HSBC, BNP Paribas, Societe Generale, J.P. Morgan Chase & Co., Citigroup, BBVA, Nordea, Unicredito, Intesa SanPaolo, Itau-Unibanco, Bank of Nova Scotia, Deutsche Bank, Lloyds Bradesco, and UBS. Santander’s Board of Directors, or its delegee, may change the composition of the peer group in the event that unforeseen circumstances occur that affect one or more current peer group members.

•
The TSR goals and the associated possible percentages of the maximum amount that participants may earn under the first cycle are below. The 2015 results to determine the final maximum percentage amount was a TSR ranking of 4th driving 100% of the reference amount. As of the date of the filing of this Annual Report on Form 10‑K, no other calculations are complete.

Santander's Position in the TSR ranking	Final Maximum Amount Percentage
1st to 8th	100%
9th to 12th	50%
13th to 16th	0%

•
A participant vests in shares awarded under the first cycle ratably over different periods depending on Santander Group’s achievement of multi-year TSR targets versus the same peer group it uses to determine the maximum amount, as follow:

Vesting Period	Percentage Vesting
2014 through 2015	33.3%
2014 through 2016	33.3%
2014 through 2017	33.3%

•	The associated possible percentages of the maximum amount that participants may earn under each vesting period in the first cycle are as follows:

Santander Groups Position in the TSR Rankings	Percentage of Shares Earned of Maximum Amount
1st to 4th	100.0%
5th	87.5%
6th	75%
7th	62.5%
8th	50.0%
9th to 16th	0%

•
In addition to the vesting requirements we describe above, in order for a participant to receive the shares under the first cycle, the participant must remain continuously employed at Santander Group or a subsidiary through June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability, or death.

•	Payment of shares for each vesting period is also contingent on none of the following circumstances taking place during the applicable vesting period as a result of events occurring in 2014:

•	Santander Group’s poor financial performance;

•	the participant violates our internal rules, particularly those relating to risk;

•	a material restatement of Santander Group’s financial statements, when required by outside auditors, except when appropriate due to a change in accounting standards; or

•	significant changes in Santander Group’s financial capital or in Santander Group’s risk profile.

•	Awards of shares under the first cycle are subject to a one-year holding requirement from the payment date of the award.

Each of the named executive officers participated in the first cycle, except for Messrs. Powell, Gunn, and Lipsitz because it relates to performance periods prior to their commencement of employment with us.

In 2015, Santander Group adopted the second cycle of the Performance Shares Plan, which we refer to as the “second cycle.” Under the second cycle, participants, who include the named executive officers, are eligible to receive Santander Group common stock/ADRs.

Santander Group’s Board of Directors adopted the second cycle of the Performance Shares Plan on February 23, 2015, and Santander’s shareholders approved the second cycle at its annual meeting of shareholders on March 27, 2015. The second cycle has different features to ensure alignment to Santander Group’s strategic objectives and market trends and therefore also has a different peer group. The second cycle includes following features:

•	The second cycle is for a four‑year period, consisting of 2015 through 2018.

•
The value of the maximum number of shares that each participant is eligible to receive is 20% of the participant’s target bonus under the Executive Bonus Program. We refer to this number as the “reference value.”

•
Santander Group calculates an approved initial share value of shares under the second cycle by applying two coefficients to the reference value based on Santander Group’s earnings per share and return on tangible equity (ROTE) achievements for 2015 in the following manner:

2015 Earnings Per Share (% with respect to budgeted 2015 Earnings Per Share)	2015 Earnings Per Share Coefficient
≥ 90%	1
> 75% but < 90%	0.75-1
≤ 75%	0

2015 ROTE (% with respect to budgeted 2015 ROTE)	2015 ROTE Coefficient
≥ 90%	1
> 75% but < 90%	0.75-1
≤ 75%	0

•	Santander Group calculates the approved initial share value through the following formula:

Approved Initial Share Value = Reference Value x (0.5 x 2015 Earnings Per Share Coefficient + 0.5 x 2015 ROTE Coefficient)

•
Santander Group calculates the initial number of Santander shares that it will deliver to each participant in the second cycle by dividing the approved initial share value by the weighted average per daily volume of the weighted average listing prices of the Santander share over the last 15 trading sessions prior to January 26, 2016. If necessary, Santander Group converts this amount to euros using the average exchange rate over the last 15 trading sessions prior to January 26, 2016.

•
The 2015 results to determine the final maximum percentage amount was 84.6% scaled to 91% earnings per share compared to budget and 85.2% scaled to 92% ROTE compared to budget resulted in 91.5% of the reference amount. As of the date of the filing of this Annual Report on Form 10-K, no other calculations have been completed.

•	The shares are deferred over a three-year period subject to satisfaction of the conditions of the second cycle.

•
The number of shares that Santander delivers to participants may change from the initial number depending on the level of achievement of certain multiyear objectives as we describe below. We refer to this revised number of shares as the “accrued shares.” The multi-year objectives are as follows:

(A)	Increase in Santander Group earnings per share in the period of 2015 through 2017 in relation to a peer group of 17 financial institutions, as follows:

Position of the increase in the Santander Group 2015-2017 Earnings Per Share Versus Peers	2015-2017 Earnings Per Share Coefficient
From 1st to 5th	1
6th	0.875
7th	0.75
8th	0.625
9th	0.50
10th-18th	0

For purposes of determining the 2015-2017 earnings per share coefficient, the peer group consists of Wells Fargo, J.P. Morgan Chase & Co., HSBC, Bank of America, Citigroup, BNP Paribas, Lloyds, UBS, BBVA, Barclays, Standard Chartered, ING, Deutsche Bank, Société Générale, Intesa San Paolo, Itaú-Unibanco, and Unicredito. Santander Group may adjust the composition of the peer group in the event that unforeseen circumstances occur.

(B) Santander Group’s return on tangible equity (ROTE) in 2017:

ROTE in 2017 (%)	2017 ROTE Coefficient
≥ 12%	1
> 11% but < 12%	0.75-1
≤ 11%	0

(C) Employee satisfaction, measured by whether, in 2017, we are among the best financial institutions to work for.

Achievement scale at our country level:

Position among the best banks to work for in 2017	Employee Satisfaction Coefficient
1st to 3rd	1
4th or higher	0
No final decision has been made as of the filing of this Annual Report on Form 10-K as to the measure and the calculation of this coefficient.
(D) Customer satisfaction, measured by whether, in 2017, we are among the best financial institutions in the customer satisfaction index.
Achievement scale at our country level:

Position among the best banks according to the customer satisfaction index in 2017	Customers Coefficient
1st to 3rd	1
4th or higher	0
No final decision has been made as of the filing of this Annual Report on Form 10‑K as to the measure and the calculation of this coefficient.

(E) Customer loyalty, as determined by Santander Group’s Retail Division Head, measured by, as of December 31, 2017, by Santander Group’s Retail Division Head, whether Santander Group meets its customer loyalty target.

Loyal individual customers (% of budget for the market concerned) as of December 31, 2017	Retail Coefficient	Loyal customers (% of budget for the market concerned)	Corporates Coefficient
≥ 100%	1	≥ 100%	1
> 90% but < 100%	0.5-1	> 90% but < 100%	0.5-1
≤ 90%	0	≤ 90%	0

No final decision has been made as of the filing of this Annual Report on Form 10‑K as to the measure and the calculation of this coefficient.

On the basis of the metrics and performance scales set out above, the accrued number of shares for each participant is determined using the following formula.

Accrued Number of Shares = Initial Number of Shares x (0.25 x A + 0.25 x B + 0.2 x C + 0.15 x D + 0.075 x E1 + 0.075 x E2)

•
In addition to the vesting requirements we describe above, in order for a participant to receive the shares under the second cycle, the participant must remain continuously employed at Santander Group or a subsidiary through June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability, or death.

•	Awards of shares under the second cycle are subject to a one-year holding requirement from the payment date of the award.

•	Payment of shares is also contingent on none of the following circumstances taking place during the applicable vesting period as a result of events occurring in 2015:

•	Santander Group’s poor financial performance;

•	the participant violates our internal rules, particularly those relating to risk;

•	a material restatement of Santander Group’s financial statements, when required by outside auditors, except when appropriate due to a change in accounting standards; or

•	significant changes in Santander Group’s financial capital or in Santander Group’s risk profile.

Annual Discretionary Bonuses

In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance outside of our incentive compensation program, which we described above. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk‑taking. None of the named executive officers received discretionary bonuses outside the Executive Bonus Program for 2015.

Sign‑On Bonuses and Retention Bonuses

We paid sign‑on bonuses to certain named executive officers in connection with their commencing employment with us. Providing these sign-on bonuses is an industry standard practice that makes executives whole for forfeited compensation that they would otherwise receive if they had not left their prior employment. In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. We describe these bonuses in the description of the named executive officers employment and letter agreements.

Other Compensation

We model the compensation packages for our employees who are expatriates, including certain of the named executive officers, to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he must make in connection with a global posting. In addition to the benefits in which all our employees are eligible to participate, the expatriate employees are eligible for certain other benefits and perquisites. The additional benefits and perquisites include reimbursement for housing expenses, children’s education costs, travel expenses, and income tax and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly situated Santander Group executives who are subject to appointment to Santander Group locations globally as Santander Group senior management deems appropriate. Additionally, Santander Group reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies.

After a period of time of employment with us, we offer our expatriate employees an opportunity to continue working with us as regular (i.e., non‑expatriate) employees. Regular employees are not generally entitled to the benefits and perquisites described above. We provide certain compensation to these expatriate employees in connection with their transition to regular employee status. None of our named executive officers transitioned to regular employee status in 2015.
We describe the additional perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.
Retirement Benefits
Each of the named executive officers is eligible to participate in our qualified retirement plan under the same terms as our other eligible employees. In addition, (i) certain of Santander Group’s executive officers, including Messrs. Somoza, Blanco, and Sabater participate in defined contribution retirement plans that Santander Group provides for certain of its executives; and (ii) each of the named executive officers is eligible to defer all or a portion of his cash bonus that he is not otherwise required to defer under the terms of the Executive Bonus Program into a nonqualified deferred compensation plan. Santander Group provides these benefits in order to foster the development of these executives’ long-term careers with Santander Group. We describe these executive officers’ retirement benefits below under the caption “Deferred Compensation Arrangements.”
Employment and Other Agreements
We (or Santander Group, in the case of Messrs. Somoza, Blanco, and Sabater) have entered into letter agreements with each of our named executive officers to establish key elements of compensation that differ from our standard plans and programs. We and Santander Group both believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”
Benchmarking
In 2015, Santander Group benchmarked our named executive officers’ compensation for reference:

•	when hiring Scott Powell;

•	in determining the pool funding under the Executive Bonus Program; and

•	to define the peer groups Santander Group used in determining any adjustment to awards under the Performance Shares Plan.

We describe the peer group used in connection with the Executive Bonus Program under the caption “Executive Bonus Program” and the peer groups used in connection with the Performance Shares Plan under the caption “Additional Long-Term Incentive Compensation.” Santander Group has also periodically used compensation surveys and databases to assist in setting certain of its executive officers’ overall compensation.

Compensation Committee Report

For purposes of Item 407(e)(5) of Regulation S-K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III-Item 11 of the Form 10-K with management. Based upon the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2015.

Submitted by:
Catherine Keating, Chair
Stephen Ferriss
Juan Guitard
Victor Matarranz
Richard Spillenkothen

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

Compensation Committee Interlocks and Insider Participation
The following directors served as members of our Compensation Committee in 2015: Marian Heard, Wolfgang Schoellkopf, Gonzalo de Las Heras, Catherine Keating, Stephen A. Ferriss, Juan Guitard, Richard Spillenkothen, and Victor Matarranz. Ms. Heard resigned as a director on March 31, 2015, and Mr. de Las Heras resigned as a director on May 29, 2015. Mr. de Las Heras served as Executive Vice President supervising Santander Group's business in the United States until October 2009, when he retired. Mr. Guitard is the Head of Internal Audit at Banco Santander, S.A. and Mr. Matarranz is the Head of Group Strategy at Banco Santander, S.A. With these exceptions, no member of the Compensation Committee (i) was during the 2015 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC except for two fixed rate first mortgage loans to Mr. de Las Heras, one of our former directors.
In 2013, a fixed rate first mortgage loan was made to Mr. de Las Heras in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2015, the highest outstanding balance was $356,308.83, and the balance outstanding at December 31, 2015, was $345,600.94. Mr. de Las Heras paid $10,707.89 in principal and $14,022.31 in interest on this loan in 2015. For 2014, the highest outstanding balance was $366,599, and the balance outstanding at December 31, 2014, was $356,309. Mr. de Las Heras paid $10,290 in principal and $14,440 in interest on this loan in 2014. For 2013, the highest outstanding balance was $374,684, and the balance outstanding at December 31, 2013, was $366,599. Mr. de Las Heras paid $8,085 in principal and $14,803 in interest on this loan in 2013. For 2012, the highest outstanding balance was $382,453, and, the balance outstanding at December 31, 2012 was $374,684. Mr. de Las Heras paid $7,769 in principal and $15,119 in interest on this loan in 2012. In 2011, a fixed rate first mortgage loan to Mr. de Las Heras was made in the original principal amount of $255,000. The interest rate on this loan is 2.375%. For 2015, the highest outstanding balance was $236,418.97, and the balance outstanding at December 31, 2015, was $230,072.42. Mr. de Las Heras paid $6,346.55 in principal and $5,546.17 in interest on this loan in 2015. For 2014, the highest outstanding balance was $242,617, and the balance outstanding at December 31, 2014, was $236,419. Mr. de Las Heras paid $6,198 in principal and $5,695 in interest on this loan in 2014. For 2013, the highest outstanding balance was $255,000, and the balance outstanding at December 31, 2013, was $242,617. Mr. de Las Heras paid $12,383 in principal and $5,126 in interest on this loan in 2013.
With the exception of what is noted above, no executive officer of SHUSA serves as a member of the compensation committee or Board of Directors of any other company whose members include an individual who also serves on our Board of Directors or the Compensation Committee.
Summary Compensation Table - 2015

Name and Principal Position	Year	Salary ($) (8)	Bonus ($)(9)	Stock Awards ($) (10)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (11)	Total ($)

Scott Powell (1)	2015	$1,653,846	$3,750,000	$—	$—	$—	$—	$73,336	$5,477,182
President and Chief Executive Officer

Gerald Plush (2)	2015	$738,462	$600,000	$509,802	$—	$—	$—	$15,060	$1,863,324
Chief Financial Officer and Principal Financial Officer	2014	$447,692	$375,000	$—	$—	$—	$—	$73,417	$896,109

Brian Gunn (3)	2015	$557,692	$800,000	$—	$—	$—	$—	$44,720	$1,402,412
Chief Risk Officer

Michael Lipsitz (4)	2015	$215,000	$1,175,000	$—	$—	$—	$—	$31,063	$1,421,063
Chief Legal Officer
Julio Somoza(5)	2015	$400,000	$275,000	$349,261	$—	$—	$5,511	$484,689	$1,514,461
Managing Director Technology and Operations

Román Blanco (6)	2015	$1,150,192	$—	$1,068,200	$—	$—	$33,345	$1,823,088	$4,074,825
Former President and Chief Executive Officer	2014	$1,280,000	$865,500	$816,746	$—	$—	$32,398	$1,647,746	$4,642,390
	2013	$450,462	$—	$392,309	$—	$593,233	$26,672	$553,944	$2,016,620

Guillermo Sabater(7)	2015	$166,853	$125,000	$264,744	$—	$—	$10,185	$398,324	$965,106
Former Comptroller and Co-Principal Financial Officer	2014	$361,287	$175,000	$225,000	$—	$—	$13,212	$899,844	$1,674,343
	2013	$349,253	$—	$305,000	$—	$225,000	$11,141	$492,563	$1,382,957

Footnotes:

1.
Mr. Powell commenced employment as our Chief Executive Officer on February 27, 2015, and as Santander Bank’s Chief Executive Officer on July 30, 2015. Mr. Powell also served as a director of us and Santander Bank. Mr. Powell received no compensation for his service as a director.

2.	Mr. Plush served as our co-Principal Financial Officer through June 19, 2015, and as our sole Principal Financial Officer thereafter.

3.	Mr. Gunn commenced employment with us on June 8, 2015.

4.	Mr. Lipsitz commenced employment with us on August 28, 2015.

5.	Mr. Somoza commenced employment with us on September 1, 2011.

6.
Mr. Blanco also served as a director of us and of Santander Bank through July 29, 2015. Mr. Blanco received no compensation for his service as a director. Mr. Blanco terminated employment as our Chief Executive Officer on February 26, 2015, and as Santander Bank’s Chief Executive Officer on July 29, 2015. Mr. Blanco terminated employment with us and Santander Bank on January 29, 2016. Mr. Blanco remains employed by Santander Group.

7.
Mr. Sabater served as our Comptroller and Senior Executive Vice President and as co-Principal Financial Officer through June 19, 2015, upon his termination with us. Mr. Sabater remains employed by Santander Group. For 2015, amounts reflect pro-rated portion of Mr. Sabater’s compensation related to his employment with us.

8.	Reflects actual base salary paid through the end of the applicable fiscal year.

9.
The amounts in this column for 2015 reflect the cash portion of the applicable named executive officer’s payable under the Executive Bonus Program as well as other cash bonuses payable pursuant to an applicable letter agreement and do not include amounts payable in Santander Group common stock that vest in future years pursuant to the terms of the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Short‑Term Incentive Compensation.” The bonuses earned by the named executive officers for 2015 under the Executive Bonus Program before deferral were:

Named Executive Officer	Bonus
Scott Powell	$2,000,000
Gerald Plush	$1,200,000
Brian Gunn	$1,600,000
Michael Lipsitz	$950,000
Julio Somoza	$550,000
Guillermo Sabater	$250,000

Mr. Blanco did not receive a bonus for 2015 with respect to his service with us. Amounts reflect the portion of Mr. Sabater’s bonus that he earned for service with us.

10.    The amounts in this column for 2015 reflect the grant date fair value of such awards granted under Santander Group’s Performance Share Plan determined in accordance with A.S.C. Topic 718. The fair  value was estimated using a Monte Carlo model and included the following assumptions: Santander Group common volatility 26.24% pa, comparator volatilities 14% pa to 54% pa,  future dividend yield 0% pa, risk-free interest rate 0.86% pa, correlation relative to peer group. We describe Santander Group’s Performance Share Plan in the Compensation Discussion & Analysis section.

11.    Includes the following amounts that we paid to or on behalf of the named executive officers with respect to service for us:

	Year	Powell	Plush	Gunn	Lipsitz	Somoza	Blanco	Sabater

Provision of Car, Car Allowance, or Personal Use of Company Automobile(*)	2015	$0	$9,000	$0	$0	$12,492	$5,566	$4,726
	2014	$—	$6,750	$—	$—	$—	$5,735	$12,483
	2013	$—	$—	$—	$—	$—	$0	$12,827

Contribution to Defined Contribution Plan	2015	$10,600	$0	$0	$0	$38,219	$298,584	$31,053
	2014	$—	$0	$—	$—	$—	$385,000	$40,040
	2013	$—	$—	$—	$—	$—	$101,794	$37,809

Relocation Expenses, Temporary Housing, and Spousal Allowance	2015	$36,300	$0	$0	$0	$0	$800	$0
	2014	$—	$62,187	$—	$—	$—	$11,113	$0
	2013	$—	$0	$—	$—	$—	$29,646	$0

Housing Allowance, Utility Payments, and Per Diem	2015	$0	$0	$34,850	$20,000	$106,620	$310,000	$67,264
	2014	$—	$0	$—	$—	$—	$372,000	$131,280
	2013	$—	$—	$—	$—	$—	$130,240	$130,178

Legal, Tax, and Financial Consulting Expenses	2015	$0	$0	$0	$0	$2,715	$4,125	$2,375
	2014	$—	$0	$—	$—	$—	$5,085	$3,285
	2013	$—	$—	$—	$—	$—	$2,735	$1,500

Tax Reimbursements (**)	2015	$26,436	$0	$2,510	$11,063	$193,641	$677,969	$225,034
	2014	$—	$0	$—	$—	$—	$730,717	$440,832
	2013	$—	$—	$—	$—	$—	$188,425	$182,993

Tax Payment for Spanish Retirement Plan (***)	2015	$0	$0	$0	$0	$42,240	$330,000	$34,320
	2014	$—	$0	$—	$—	$—	$0	$128,678
	2013	$—	$—	$—	$—	$—	$0	$0

School Tuition and Language Classes	2015	$0	$0	$4,800	$0	$57,674	$112,637	$14,196
	2014	$—	$0	$—	$—	$—	$111,818	$99,030
	2013	$—	$—	$—	$—	$—	$53,736	$83,900

Paid Parking	2015	$0	$6,060	$2,560	$0	$6,060	$11,080	$3,000
	2014	$—	$4,480	$—	$—	$—	$7,950	$5,950
	2013	$—	$—	$—	$—	$—	$1,470	$5,880

Airfare for Trip Home	2015	$0	$0	$0	$0	$16,000	$9,450	$0
	2014	$—	$0	$—	$—	$—	$9,594	$26,831
	2013	$—	$—	$—	$—	$—	$41,583	$23,602

REIT Shares	2015	$0	$0	$0	$0	$0	$0	$0
	2014	$—	$0	$—	$—	$—	$0	$0
	2013	$—	$—	$—	$—	$—	$0	$1,000

Taxable Fringe Benefits	2015	$0	$0	$0	$0	$9,028	$62,877	$16,356
	2014	$—	$0	$—	$—	$—	$8,734	$11,435
	2013	$—	$—	$—	$—	$—	$4,315	$12,874

Total	2015	$73,336	$15,060	$44,720	$31,063	$484,689	$1,823,088	$398,324
	2014	$—	$73,417	$—	$—	$—	$1,647,746	$899,844
	2013	$—	$—	$—	$—	$—	$553,944	$492,563

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

(**)	Includes amounts paid to gross up for tax purposes certain perquisites and tax payments in accordance with an applicable employment or letter agreement or other arrangement.

(***)	Includes amounts reimbursed or paid for U.S. income tax liabilities made in connection with the vesting of Santander Group-sponsored retirement plan amounts in 2013.

Grants of Plan-Based Awards-2015

		Estimated Possible Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant __Date__	Target ___(#)__

Scott Powell						$—

Gerald Plush
	2/27/2015			27,427	(1)	$201,306
	2/27/2015			18,285	(2)	$134,206
	6/29/2015	24,570	(3)			$134,172
	7/21/2015			3,286	(4)	$24,074
	7/21/2015			2,190	(5)	$16,044

Brian Gunn						$—

Michael Lipsitz						$—

Julio Somoza
	2/27/2015			20,113	(1)	$147,623
	2/27/2015			13,409	(2)	$98,418
	6/29/2015	13,514	(3)			$73,797
	7/21/2015			2,410	(4)	$17,656
	7/21/2015			1,606	(5)	$11,766

Román Blanco
	2/27/2015			52,752	(1)	$387,184
	2/27/2015			52,752	(2)	$387,184
	6/29/2015	36,855	(3)			$201,258
	7/21/2015			6,318	(4)	$46,287
	7/21/2015			6,318	(5)	$46,287

Guillermo Sabater
	2/27/2015			12,799	(1)	$93,941
	2/27/2015			8,533	(2)	$62,630
	6/29/2015	16,380	(3)			$89,448
	7/21/2015			1,534	(4)	$11,238
	7/21/2015			1,022	(5)	$7,487
Footnotes:

(1)	Reflects the shares of vested Santander common stock granted in 2015 to applicable named executive officer under the Executive Bonus Program subject to one-year retention.

(2)
Reflects the number of bonus deferral shares of Santander common stock granted in 2015 to applicable named executive officer under the Executive Bonus Program. Such shares vest ratably over three years on the anniversary of the grant date.

(3)	Reflects shares of Santander common stock granted under the first cycle of the Performance Shares Plan, subject to vesting criteria as we describe under “Additional Long-Term Incentive Compensation.”

(4)	Reflects additional shares of vested Santander common stock granted in 2015 to applicable named executive officers subject to one-year retention.

(5)
Reflects additional shares of deferral shares of Santander common stock granted in 2015 to applicable named executive officer. Such shares vest ratably over three years on each of February 27, 2016, 2017, and 2018.

*Santander Group’s Board of Directors revised the exchange rate used to determine the number of shares awarded under the 2014 Executive Bonus Plan. Initially the exchange rate used was 1.3261, the average annual EUR/USD exchange rate for all of 2014. In June 2015, the Board of Directors adjusted the exchange rate used to determine the number of shares subject to the awards to 1.1875, which was the average exchange rate for the period of January 1, 2015, through January 15, 2015. As a result, on July 21, 2015, we granted additional shares to impacted employees, including Messrs. Plush, Somoza, Blanco, and Sabater, as set forth above, based on the adjusted exchange rate. These shares are reflected as additional shares in footnotes (4) and (5) above.

Outstanding Equity Awards at Fiscal 2015 Year End

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Scott Powell			0		$0

Gerald Plush			18,285	(3)	$89,048
			2,190	(4)	$10,656
			24,570	(5)	$119,656

Brian Gunn			0		$0

Michael Lipsitz			0		$0

Julio Somoza			1,699	(1)	$8,274
			6,014	(2)	$29,288
			13,409	(3)	$65,302
			1,606	(4)	$7,821
			13,514	(5)	$65,813

Román Blanco			15,844	(1)	$77,160
			30,701	(2)	$149,514
			52,752	(3)	$256,902
			6,318	(4)	$30,679
			36,855	(5)	$179,484

Guillermo Sabater			4,928	(1)	$23,999
			6,766	(2)	$32,950
			8,533	(3)	$41,556
			1,022	(4)	$4,977
			16,380	(5)	$79,771

Footnotes:

(1)
Santander Group awarded these shares on February 3, 2013, under the deferral feature of the 2012 Executive Bonus Program. One-third of these shares vested on February 3, 2014, one-third vested on February 3, 2015, and one-third vest on February 3, 2016, in accordance with the terms of the Executive Bonus Program.

(2)
Santander Group awarded these shares on February 8, 2014, under the deferral feature of the 2013 Executive Bonus Program. One-third of these shares vested on February 8, 2015, one-third vested on February 8, 2016, and one-third vest on February 8, 2017, in accordance with the terms of the Executive Bonus Program.

(3)
Santander Group awarded these shares on February 27, 2015, under the deferral feature of the 2014 Executive Bonus Program. One-third of these shares vest on February 27, 2016, one-third vest on February 27, 2017, and one-third vest on February 27, 2018.

(4)
Santander awarded these shares on July 21, 2015, as additional shares granted under the 2014 Executive Bonus Program. One-third of these shares vest on February 27, 2016, one‑third vest on February 27, 2017, and one-third vest on February 27, 2018.

(5)
Santander awarded these shares on June 29, 2015, under the first cycle of the Performance Shares Plans. One‑third of these shares vest on June 29, 2016, one-third vest on June 29, 2017, and one‑third vest on June 29, 2018. The number of shares delivered depend on achievement of performance criteria set forth in the first cycle, which we describe in the Compensation Discussion analysis under the section entitled “Additional Long-Term Incentive Compensation.”

Option Exercises and Stock Vested-2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)
Scott Powell	—	$—	—	$—
Gerald Plush	—	$—	30,713	$225,261
Brian Gunn	—	$—	—	$—
Michael Lipsitz	—	$—	—	$—
Julio Somoza	—	$—	27,230	$203,552
Román Blanco	—	$—	97,404	$731,094
Guillermo Sabater	—	$—	28,219	$195,860

Equity Compensation Plans

As we describe in the Compensation Discussion and Analysis, the named executive officers receive a portion of their compensation in Santander common stock (or American Depositary Shares, in the case of native U.S. participants or participants who elect to have their shares delivered in the U.S.) under the Executive Bonus Program and the Performance Shares Plan. We set forth below information about the potential shares that our named executive officers may receive under these programs.

Executive Bonus Program

Our named executive officers deferred the following amounts into the Executive Bonus Program for 2015 and will be entitled to the following number of shares if the program’s conditions are satisfied:

Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred*
Scott Powell	$1,000,000	$500,000	115,967
Gerald Plush	$480,000	$240,000	55,664
Brian Gunn	$640,000	$320,000	74,219
Michael Lipsitz	$380,000	$190,000	44,068
Julio Somoza	$220,000	$110,000	25,513
Guillermo Sabater**	$100,000	$50,000	11,597
* Number of shares based on an exchange rate of €1.08576 to $1 and a $4.31 per share price. Amounts deferred by and shares awarded are estimates subject to the tax-equalization provisions of the named executive officer’s respective employment or letter agreement, if applicable.
** Amounts for Mr. Sabater reflects the portion of amounts that he earned under the Executive Bonus Program in connection with his service to us.

Performance Shares Plan

Our named executive officers are also eligible to receive shares under the first and second cycles of Performance Shares Plan, which we describe in detail under the caption “Additional Long-Term Incentive Compensation.”

The maximum value of shares payable under the first cycle as determined and awarded to the named executive officers is as follows:

Named Executive Officer	Maximum Value

Scott Powell	$0

Gerald Plush	$180,000

Brian Gunn	$0

Michael Lipsitz	$0

Julio Somoza	$99,000

Román Blanco	$270,000

Guillermo Sabater	$120,000

The value of shares payable under the second cycle has not been determined as of the date of the filing of this Annual Report on Form 10-K.

Description of Employment and Related Agreements

We and/or Santander Group have entered into letter agreements with our named executive officers that were in effect in 2015. We describe each of the agreements below.

Scott Powell

We entered into a letter agreement with Mr. Powell, dated as of February 27, 2015.

Mr. Powell’s letter agreement provides that he will serve as our Chief Executive Officer and as a member of our Board of Directors. The agreement does not have a term.

The letter agreement provides for a base salary of $2,000,000. In addition, Mr. Powell received a sign‑on restricted share grant whereby on the effective date of the agreement, he was paid $2,750,000, of which he was required to use the net after‑tax proceeds to purchase shares, which he may not transfer for three years.

Mr. Powell is eligible to participate in our annual bonus plan contingent upon the achievement of annual performance objectives. Mr. Powell's annual bonus target for 2015 was $1,500,000 and the letter agreement provides that the bonus for 2015 will not be lower than the target bonus (provided Mr. Powell was employed with us on December 31, 2015). The bonus was paid partially in cash and partially in shares, in accordance with the terms of Santander’s executive bonus program.

The letter agreement also provides, among other things, that Mr. Powell will participate in the Performance Shares Plan, which provides for an award for 2015 equal to 20% of his target bonus paid in shares, subject to attainment of performance goals and the other provisions of the Performance Shares Plan.

The letter agreement provides that Santander will reimburse Mr. Powell for relocation expenses (including any taxes on that reimbursement), provided Mr. Powell relocates to Boston within two years of the effective date of the agreement.

Gerald Plush

We entered into a letter agreement with Mr. Plush, dated as of March 17, 2014. We entered into a new letter agreement with Mr. Plush effective August 24, 2015. The new letter agreement supplements the original letter agreement.

Mr. Plush’s original letter agreement provides for him to serve as our Chief Financial Officer commencing on April 1, 2014. His agreements do not have a term.

The original letter agreement provides for a base salary of $600,000. In addition, Mr. Plush is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Plush’s annual bonus target was $1.0 million. Mr. Plush’s new letter agreement provides for a base salary of $1 million and an annual bonus target of $1.2 million. See the discussion under the caption “Short‑Term Incentive Compensation” for more information about the bonus program that Mr. Plush participated in and the bonuses paid for 2015.

The original letter agreement also provides, among other things, that Mr. Plush has a right to participate in all long‑term incentive compensation programs and all other employee benefit plans and programs available to senior executives. See the description of our long‑term incentive compensation programs under the caption “Incentive Compensation” for more information on the long‑term incentive plans
.
The original letter agreement provides for:

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

Mr. Plush’s new letter agreement provides that he is entitled to receive a retention bonus in the amount of $500,000 if he remains employed with us for 24 consecutive months from the date of the new letter agreement. Mr. Plush will forfeit this bonus if he voluntary terminates employment or is terminated by us for “cause” before that date.

The original and new agreements provide that Mr. Plush will be subject to confidentiality and non-solicitation requirements upon his termination of employment. The new letter agreement requires Mr. Plush provide us with 90 days’ notice in the event of his termination of employment.

The benefits that Mr. Plush actually received in 2015 under the terms of his letter agreements are reflected in the “Summary Compensation Table.”

Brian Gunn

We entered into a letter agreement with Mr. Gunn, dated as of May 15, 2015, and amended as of June 29, 2015.

Mr. Gunn’s letter agreement provides for him to serve as our Chief Risk Officer. The agreement does not have a term.

The letter agreement provides for a base salary of $1,000,000. In addition, Mr. Gunn is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Gunn’s annual bonus target for 2015 was $1,500,000 and the letter agreement provides that the bonus for 2015 will not be lower than the target bonus.

The letter agreement also provides, among other things, that Mr. Gunn will participate in the Performance Shares Plan subject to its terms, except that for 2015, Mr. Gunn’s reference value is equal to 15% of his target bonus.

Mr. Gunn’s letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one‑year holding requirement; and

•
the remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each years payment paid ½ in cash and ½ in shares subject to a one‑year holding requirement).

Payment of deferred shares is subject to Mr. Gunn not having voluntarily terminated or been terminated for cause through the date of payment as well as conditioned on none of the following circumstances occurring during the deferral period:

•	Material deficient performance by Santander Group as a result, at least in part, due to Mr. Gunn’s conduct;

•	Failure by Mr. Gunn to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander Group’s financial statements (other than due to change in regulations); or

•	Significant negative variations in Santander Group’s economic capital or risk profile.

The letter agreement also provides that Mr. Gunn will receive a sign‑on bonus paid in three installments with each paid on the first regularly scheduled payroll following the first, second, and third year of employment, respectively. The amount of the sign- on bonus was equal to the total value of equity awards that Mr. Gunn forfeited as a result of leaving his prior employment and accepting employment with Santander. We will pay Mr. Gunn $1,592,609 as compensation for his forfeited equity in three equal installments. No payment is made if Mr. Gunn has voluntarily terminated or been terminated for cause through the date of payment.
In the event that Mr. Gunn provides sufficient documentation that his former employer is no longer obligated to make certain payments to Mr. Gunn under a deferred compensation arrangement maintained by that employer, we will pay Mr. Gunn those amounts in the same calendar year as the amounts were otherwise payable by his former employer.
Under the letter agreement, we will provide housing accommodations in Boston for twelve months. If Mr. Gunn voluntarily terminates employment or is terminated for cause prior to competing 24 months of service, Mr. Gunn will reimburse Santander for this cost.

Michael Lipsitz
We entered into a letter agreement with Mr. Lipsitz, dated as of May 18, 2015.
Mr. Lipsitz’s letter agreement provides for him to serve as our Chief Legal Officer and General Counsel. The agreement does not have a term.
The letter agreement provides for a base salary of $650,000. In addition, Mr. Lipsitz is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Lipsitz’s annual bonus target for 2015 was $950,000 and the letter agreement provides that the bonus for 2015 will not be lower than the target bonus.
The letter agreement also provides, among other things, that Mr. Lipsitz will participate in the Performance Shares Plan subject to its terms, except that for 2015, Mr. Lipsitz’s reference value is equal to 15% of his target bonus.
Mr. Lipsitz’s letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one‑year holding requirement; and

•
the remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each years payment paid ½ in cash and ½ in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Lipsitz not having voluntarily terminated or been terminated for cause through the date of payment as well as conditioned on none of the following circumstances occurring during the deferral period:

•	Material deficient performance by Santander Group as a result, at least in part, due to Mr. Lipsitz’s conduct;

•	Failure by Mr. Lipsitz to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander Group’s financial statements (other than due to change in regulations); or

•	Significant negative variations in Santander Group’s economic capital or risk profile.
The letter agreement also provides that Mr. Lipsitz will receive a sign‑on bonus paid in three installments of $700,000 each paid within 30 days, six months and one-year of employment, respectively. No payment is made if Mr. Lipsitz has voluntarily terminated or been terminated for cause through the date of payment.
We will provide for travel arrangements and travel expenses between Chicago, Illinois, and Boston, Massachusetts. We will provide lodging in Boston or will reimburse him, on an after-tax basis, for lodging in Boston, which will not exceed $48,000 net on an annual basis.
Julio Somoza
Santander Group entered into a letter agreement with Mr. Somoza, dated as of June 24, 2011, as amended as of September 12, 2013.
Mr. Somoza’s agreement provides for him to serve as our Managing Director Technology and Operations. The agreement provides that the international assignment extends until August 19, 2016.
The letter agreement currently provides for a base salary of $400,000 and a return to Spain salary of €160,000. In addition, Mr. Somoza is eligible to receive a base bonus of $500,000 and is eligible for participation in Santander Group’s long-term incentive plan.
In connection with Mr. Somoza’s expatriation from Spain to the United States, the agreement provides for:

•	a guaranteed exchange rate of €1 to $1.4385 for transfers from Spain to the United States;

•	a monthly housing allowance of $8,500 on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	coverage under Santander Group’s expatriate medical insurance plan and life and accident insurance plan for Mr. Somoza and his family;

•	relocation expenses for Mr. Somoza and his family of up to $5,000, on a grossed‑up basis;

•	reimbursement for the cost of annual visits by Mr. Somoza and his family to Spain pursuant to Santander Group’s travel policy;

•	an allowance for installation costs related to relocation equal to $25,574;

•	payment of registration and fees associated with schooling for Mr. Somoza’s dependents; and

•	assistance with immigration and visa requirements as well as tax planning and preparation and relocation assistance services.

In addition, Mr. Somoza’s letter agreement provided additional housing and relocation reimbursements with respect to his initial relocation to the U.S. in 2011.
In accordance with Santander Group’s policy applicable to all Santander Group employees who relocate to the United States from abroad in connection with their employment with us, in the event that Santander Group terminates Mr. Somoza‘s employment without cause, Santander Group will provide for all reasonable moving and relocation expenses incurred in relocating him and his family to Spain.
Román Blanco
Santander Group entered into a letter agreement with Mr. Blanco, dated as of August 10, 2013, in connection with his employment at Santander Bank.
Mr. Blanco’s agreement had a fixed term of three years, but either party could terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date. Mr. Blanco terminated employment with us and Santander Bank effective January 29, 2016, but remains employed with Santander Group.
The agreement provided for a base salary of $1,280,000, which we could increase in accordance with existing policies. In addition, Mr. Blanco was eligible to receive an annual bonus with a base amount of $1,800,000, contingent upon the achievement of annual performance objectives. Because Mr. Blanco terminated employment in 2015, he did not receive a bonus for 2015.
In connection with Mr. Blanco’s expatriation from Spain to the United States, the agreement provided for:

•	a guaranteed exchange rate of €1 to $1.308 for transfers from Spain to the United States, up to $218,000 per year.

•	a monthly housing allowance of $30,000 with an additional allowance of $1,000 for utilities on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	coverage under Santander Group’s expatriate medical insurance plan and life and accident insurance plan for Mr. Blanco and his family;

•	relocation expenses for Mr. Blanco and his family of up to $17,396, on a grossed-up basis;

•	moving expenses, or $6,550 in lieu thereof, and an allowance for installation costs equal to $16,350 as well as reimbursement for spousal expenses of $6,550;

•	lodging and per diem of $208 for up to 30 days upon initial arrival;

•	travel expenses;

•	payment of admission and tuition fees associated with schooling for Mr. Blanco’s dependents through high school;

•	language lessons for Mr. Blanco and his household family members up to a maximum of 50 hours per family member;

•	reimbursement for the cost of annual visits by Mr. Blanco and his family to Spain pursuant to Santander Group’s travel policy; and

•	assistance with immigration and visa requirements as well as tax planning and preparation services.

In accordance with our policy applicable to all Santander Group employees who relocate to the United States from abroad in connection with their employment with us, Santander Group provides for reasonable moving and relocation expenses incurred in relocating Mr. Blanco and his family to Spain upon his termination of employment. The benefits that Mr. Blanco received in 2015 under the terms of his letter agreement are reflected in the summary compensation table.
Guillermo Sabater
Santander Group entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009, in connection with his employment with Santander Bank.
Mr. Sabater’s agreement has a fixed term of three years but either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $255,448, which Santander Group may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2015.

The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Sabater’s expatriation from Spain to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	relocation expenses for Mr. Sabater and his family of up to $17,396 on a grossed-up basis;

•	moving expenses, or €7,000 ($7,600, based on the average exchange rate on December 31, 2015) in lieu thereof;

•	travel expenses;

•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain pursuant to Santander Group’s travel policy;

•	payment of admission and tuition fees associated with schooling for Mr. Sabater’s dependents through high school;

•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 ($1,629 based on the average exchange rate on December 31, 2015) per family member; and

•	a one‑time payment of $62,627, on a grossed‑up basis, for Mr. Sabater’s expatriation to the United States and other benefits inherent in his previous assignment in Chile, which he received in 2009.

In addition to the foregoing, Santander Group will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse him for tax planning and preparation services, and provide him with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.
In accordance with Santander Group’s policy applicable to all Santander Group employees who relocate to the United States from abroad in connection with their employment with us, in the event Santander Group terminates Mr. Sabater’s employment without cause, Santander Group will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.
Mr. Sabater terminated employment with us effective June 19, 2015, but remains employed with Santander Group in a comparable role as comptroller in Chile. He received no compensation in connection with his termination was us. The benefits that Mr. Sabater actually received in 2015 under the terms of his letter agreement are reflected in the “Summary Compensation Table.”
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

•	We distribute all account balances in cash.

•	Participants are always 100% vested in all amounts deferred.

•	Our and Santander Bank’s directors may defer receipt of cash fees received for service as a director into the Deferred Compensation Plan.

•	Distribution events will be only as permitted under Internal Revenue Code Section 409A.

No named executive officer deferred any salary or bonus earned in 2015 into the Deferred Compensation Plan.

Other Arrangements

Messrs. Somoza, Blanco, and Sabater began participating in the Sistema de Previsión para Directivos before they commenced their employment with Santander Bank. Under this arrangement, Santander Group makes an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, Messrs. Somoza, Blanco, and Sabater are entitled to receive amounts in their account, plus or minus investment gains and losses, upon retirement, death, or permanent disability.

Nonqualified Deferred Compensation-2015

Name	Executive Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last Fiscal Year End ($)
Julio Somoza	$—	$38,219	$5,511	$—	$205,658
Román Blanco	$—	$298,584	$33,345	$—	$1,297,431
Guillermo Sabater	$—	$31,053	$10,185	$—	$347,529

Potential Payments upon Termination or Change in Control

The table below sets forth the value of the benefits (other than payments that were generally available to salaried employees) that would have been due to the named executive officers if they had terminated employment with Santander Group on December 31, 2015, under their respective employment or letter agreement. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment and Related Agreements.” Mr. Powell was not entitled to any such benefits upon termination of his employment if he had terminated employment on December 31, 2015.

		Termination for Death	Termination for Disability	Involuntary Termination Other than for Cause	Voluntary Termination or Termination for Cause

Scott Powell	Total	$—	$—	$—	—
Gerald Plush	Retention Bonus	$500,000	$500,000	$500,000	—
	Exec. Bonus Program(1)	$239,048	$239,048	$239,048	—
	Performance Share Plan(2)	$119,656	$119,656	$119,656	—
	Total	$858,704	$858,704	$858,704	—
Brian Gunn	Sign-On Bonus	$1,592,609	$1,592,609	$1,592,609	—
	Total	$1,592,609	$1,592,609	$1,592,609	—
Michael Lipsitz	Sign-On Bonus	$1,400,000	$1,400,000	$1,400,000	—
	Total	$1,400,000	$1,400,000	$1,400,000	—
Julio Somoza	Exec. Bonus Program(1)	$288,046	$288,046	$288,046	—
	Performance Share Plan(2)	$65,813	$65,813	$65,813	—
	Relocation Expenses	$46,000	$46,000	$46,000	—
	Total	$399,859	$399,859	$399,859	—
Román Blanco	Exec. Bonus Program(1)	$1,262,934	$1,262,934	$1,262,934	—
	Performance Share Plan(2)	$179,484	$179,484	$179,484	—
	Relocation Expenses	$54,000	$54,000	$54,000	—
	Total	$1,496,418	$1,496,418	$1,496,418	—
Guillermo Sabater	Exec. Bonus Program(1)	$274,149	$274,149	$274,149	—
	Performance Share Plan(2)	$79,771	$79,771	$79,771	—
	Total	$353,920	$353,920	$353,920	—

(1)	Amounts shown for the Executive Bonus Program are amounts that were deferred in 2015 that are payable in three annual installments. Payment is not accelerated due to termination of employment.

(2)
Amounts shown for the Performance Share Plan are the maximum amount that could be payable assuming the highest targets are achieved for future years. Payment is not accelerated due to termination of employment.

Director Compensation in Fiscal Year 2015
We believed that the amount, form, and methods used to determine compensation of our non‑executive directors were important factors in:

•
attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs and who satisfy the standards of Santander Group, the sole shareholder of our common stock; and

•	providing a simple, straight-forward package that compensates our directors for the responsibilities and demands of the role of director.

The following table sets forth a summary of the compensation that we paid to each SHUSA director for service as a director of us and of Santander Bank in 2015.

Name	Fees Earned or Paid in Cash(2) ($)	Other Compensation ($)	Total ($)
Jose Antonio Alvarez(1)	$—	$—	$—
Román Blanco(1)	$—	$—	$—
Thomas Dundon(1)	$—	$—	$—
Stephen Ferriss	$230,833	$—	$230,833
Alan Fishman	$112,917	$—	$112,917
Jose Maria Fuster(1)	$—	$—	$—
Juan Guitard	$—	$—	$—
John P. Hamill(1)	$120,000	$—	$120,000
Marian L. Heard(1)	$87,500	$—	$87,500
Thomas S. Johnson	$112,917	$—	$112,917
Catherine Keating	$131,250	$—	$131,250
Jason Kulas	$—	$—	$—
Gonzalo de Las Heras(1)	$—	$—	$—
Javier Maldonado	$—	$—	$—
Victor Matarranz	$—	$—	$—
Juan Olaizola	$—	$—	$—
Scott Powell	$—	$—	$—
T. Timothy Ryan, Jr.	$1,125,000	$—	$1,125,000
Alberto Sánchez(1)	$—	$—	$—
Wolfgang Schoellkopf	$347,083	$—	$347,083
Manuel Soto(1)	$157,500	$—	$157,500
Richard Spillenkothen	$115,833	$—	$115,833

Footnotes:

1.
Ms. Heard and Messrs. Alvarez, Blanco, Dundon, Fuster, Hamill, de Las Heras, Sánchez, and Soto terminated service as directors on March 31, 2015, January 2, 2015, July 29, 2015, July 1, 2015, January 20, 2015, May 29, 2015, May 29, 2015, May 31, 2015, and May 29, 2015, respectively.

2.
Reflects amounts paid in 2015 for the fourth quarter of 2014 and the first three quarters of 2015. Messrs. Alvarez, Blanco, Dundon, Fuster, Guitard, de Las Heras, Kulas, Maldonado, Matarranz, Olaizola, Powell, and Sánchez did not receive compensation as directors for 2015.

Director Compensation
Our Board adopted the following compensation program for non-executive directors for service on our Board and on the Santander Bank Board for 2015:

•	$150,000 in cash annually; plus

•	$20,000 in cash annually if the non-executive director also serves as a director of Santander Bank;

•	$20,000 in cash annually if the non-executive director also serves as a Director of Santander Consumer USA Inc.; plus

•	$70,000 in cash annually if the non-executive director serves as chair of our Risk Committee, Audit Committee or Compensation Committee; plus

•	$20,000 in cash annually if the non-executive director serves as a non-chair member of our Executive Committee, Risk Committee, Audit Committee or Compensation Committee; plus

•	$5,000 in cash annually if the non-executive director also serves as a non-chair member of the corresponding committee of Santander Bank; plus

•	$5,000 in cash annually if the non-executive director also serves as a non-chair member of the corresponding committee of Santander Consumer USA Inc.

We pay these amounts quarterly in arrears.
Mr. Ryan serves as our non-executive chair. We entered into an arrangement under which Mr. Ryan will be paid an annual cash retainer of $900,000 for serving as our chair and a $450,000 cash retainer for serving as Santander Bank’s chair. The initial term of the arrangement is three years. Under the arrangement, if Mr. Ryan forfeits any equity or equity-based awards in connection with his service with J.P. Morgan Chase & Co., we will pay him an amount equal to the present value of such equity awards. Mr. Ryan is also eligible to receive equity compensation on the same basis as other non-executive members of our or Santander Bank’s Board.
For 2016, we expect that the compensation program for non-executive directors will remain substantially the same.

Directors Participation in Deferred Compensation Plan
The Deferred Compensation Plan provides for the participation of our and Santander Bank's non-executive directors. The relevant terms of the Deferred Compensation Plan, as we describe in the section entitled “Deferred Compensation Arrangements,” apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2015 into the Deferred Compensation Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander (the "Santander Transaction"). As a result, following January 30, 2009, all of SHUSA’s voting securities are owned by Santander.

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

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2013, 2014 and 2015, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.

Santander Relationship: Santander owns 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2013, 2014 and 2015 fiscal years between SHUSA or the Bank and their affiliates, on the one hand, and Santander or its affiliates, on the other hand.

The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2013, the aggregate notional amount of $6.6 billion, $5.6 billion, and $6.0 billion were completed during the years ended December 31, 2013, 2014, and 2015, respectively, in which Santander and its subsidiaries and affiliates participated.

As of December 31, 2013, 2014 and 2015, SHUSA had $2.0 billion, $2.5 billion and $5.0 billion respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. As of such dates, Santander owned approximately 30.1%, 4.9% and 3.0% of these securities, respectively.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SC for FCA dealer lending opportunities, under which SC provides servicing on loans originated by the Bank. On August 16, 2013, the Company purchased performing dealer loans with an outstanding balance of $204.8 million from SC, which have been classified as commercial and industrial loans.

In 2013, 2014 and 2015, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•
In 2006, Santander extended a $425 million unsecured line of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. The line was increased to $2.5 billion in 2009. In the third quarter of 2011 this line was decreased to $1.5 billion and in the fourth quarter of 2011 this line was further decreased to $1.0 billion, and in 2012 this line was further reduced to $500.0 million. This line of credit can be canceled by either the Bank or Santander at any time and can be replaced by the Bank at any time. For 2012, the highest balance outstanding was $250 million and the principal balance as of December 31, 2012 was $1.7 million, all of which was for confirmation of standby letters of credit. For 2013, the highest balance outstanding was $35.2 million and the principal balance as of December 31, 2013 was $34.4 million, all of which was for confirmation of standby letters of credit. The Bank paid approximately $2.5 million, and $0.3 million, in fees to Santander in 2012 and 2013, respectively, in connection with this line of credit. The line of credit was not renewed after December 31, 2013.

•
In March 2010, SHUSA issued to Santander a $750.0 million subordinated note due March 15, 2020 bearing interest at a rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 until the note is repaid. SHUSA paid Santander $43.1 million, $6.1 million, and $0.0 million in interest on this note in 2013, 2014, and 2015, respectively. This note was subsequently converted to common stock in February 2014.

•
In 2010 the Company established a $1.5 billion line of credit with Santander's New York branch. This line can be canceled by either the Company or Santander at any time and can be replaced by the Company at any time. The line of credit was not renewed after December 31, 2013. For 2013, the highest balance outstanding (and the balance as of December 31, 2013) was $0. The Company did not pay any interest to Santander with respect to this line of credit for 2013.

In 2013, 2014 and 2015, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2013, 2014 and 2015 in the amount of $3.3 million, $3.5 million, and $3.3 million respectively.

•	During the year ended December 31, 2015, the Company paid $6.4 million in rental payments to Santander compared to $6.7 million in 2014 and $2.5 million in 2013.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2013, 2014 and 2015 in the amount of $15.7 million, $13.4 million and $9.8 million, respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2013, 2014 and 2015 in the amount of $125.8 million, $108.5 million and $95.0 million respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2013, 2014 and 2015 in the amount of $93.9 million, $83.2 million and $106.8 million, respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in each of 2013, 2014 and 2015 of $0.4 million, $0.7 million and $1.3 million.

•
SGF, a Santander affiliate, is under contracts with the Bank to provide: (a) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party sponsorship by SGF; and (b) property management and related services; with total fees paid in 2013, 2014 and 2015 in the amount of $11.6 million, $12.3 million and $8.0 million, respectively.

•
Santander Securities, LLC, a Santander affiliate, is under contract with the Company to act as an introducing broker dealer for the northeast United States, with total payments made by the Company in 2013, 2014 and 2015 in the amount of $0.2 million, $0.1 million and $0.0 million, respectively.

•
Santander Securities, LLC in under a contract with the Bank to provide networking and marketing in connection with insurance and securities offerings, with total net payments made to the Bank in 2015, 2014 and 2013 of $46.5 million, $51.7 million and $49.5 million, respectively.

•
The Company is a party to federal and state tax-sharing agreements with the Bank and certain affiliates. These agreements generally provide for an allocation for certain periods of the consolidated return tax liability of the parties based on their separate taxable incomes and the payment of tax benefits measured by the difference between their separate return tax liability and their allocated share of consolidated return tax. The Company received $0 million from its affiliates under the federal tax-sharing agreements in 2013, 2014 and 2015, and paid to its affiliates $2 million in 2013, $1.0 million in 2014 and $0 million in 2015 under the state tax-sharing agreement.

•
Santander, through its New York branch, is under an agreement with the Bank to provide support for derivatives transactions to the Bank. The Bank is under agreements with Santander, through its New York branch, to provide credit risk analysis and investment advisory services to Santander.

SC relationship: On January 28, 2014, the Company obtained a controlling financial interest in SC in connection with the Change in Control. The financial information set forth in Item 8 gives effect to the Company’s consolidation of SC as a result of the Change in Control. The following transactions occurred during the 2015 and 2014 fiscal years between SHUSA or the Bank and SC, on the one hand, and Santander or its affiliates, on the other hand. Those agreements include the following:

•
SC has a line of credit agreement with Santander. During the years ended December 31, 2015 and December 31, 2014, SC incurred interest expense, including unused fees of $96.8 million and $92.2 million, respectively, which includes $6.0 million and $7.8 million, respectively, of accrued interest payable. SC also has a letter of credit facility with Santander for which it incurred $0.0 million and $0.5 million of interest expense, including unused fees and $0.0 million and $0.1 million payable in 2015 and 2014, respectively. In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations.

•	SC has a $300 million line of credit agreement with SHUSA. The outstanding balance as well as any expenses or fees incurred in conjunction with this line eliminates in the consolidation of SHUSA.

•
SC has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $13.9 billion and $16.3 billion at December 31, 2015 and December 31, 2014, respectively, which are included in Note 15 of these financial statements.

•
As of December 31, 2013, SC had an agreement with SBNA under which SC provided SBNA with the first right to review and assess Chrysler Capital dealer lending opportunities and, if SBNA elected, to provide the proposed financing. SC provided servicing on all loans originated under this arrangement. For the year ended December 31, 2014, SC sold $18.2 million of receivables from dealers to SBNA. Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SC to permit SBNA the first right to review and assess FCA dealer lending opportunities and requiring SBNA to pay SC a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SC, from SC to SBNA. All revenue, expenses, and gains or losses related to these sales eliminate in the consolidation of SHUSA.

•	In December 2015, SC formed a new wholly-owned subsidiary, Santander Consumer International PR, LLC (SCI), and SCI opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity.

•
During 2014, SC entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC may review any applications declined by SBNA for the Company’s own portfolio. SC provides servicing and receives an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. On June 27, 2014, SC executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $369.1 million and a net book value of $317.3 million in Chrysler Capital leases to SBNA. This sale was effected through the transfer of a special unit of beneficial interest in SC’s titling trust. Proceeds from the sale were $322.9 million. SC retained servicing on the sold leases. During April 2015, the Bank and SC determined not to renew this direct origination agreement which expired by its terms on May 9, 2015.

•
On June 30, 2014, SC entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48.2 million in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SC established a $48.2 million collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of December 31, 2015 and 2014 the balances in the collateral account were $34.5 million and $44.8 million.

•
During the years ended December 31, 2015 and December 31, 2014, SC originated $23.5 million and $17.4 million, respectively, in unsecured revolving loans under terms of a master service agreement with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review credit applications of retail store customers. During the year ended December 31, 2015, SC fully impaired its cost method investment in this entity.

•
On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and CEO of SC, effective as of the close of business on July 2, 2015. Refer to Note 1 and Note 20 for additional discussion.

•
SC paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate. For the years ended, December 31, 2015 and December 31, 2014, the Company paid $0.4 million and $0.6 million, respectively, to Meregrass Company, Inc., the company managing the plane's operations, with an average rate of $5,800 per hour in both years.

•
Under an agreement with Mr. Dundon, SC is provided access to a suite at an event center that is leased by Mr. Dundon, and which SC uses for business purposes. SC reimburses Mr. Dundon for the use of this space on a periodic basis. During the year ended December 31, 2015, SC reimbursed Mr. Dundon $0.2 million for the use of this space.

•
During the years ended December 31, 2015, 2014 and 2013, the Company recorded expenses of $2.5 million, $10.8 million and $10.8 million, respectively, related to transactions with SC. In addition, as of December 31, 2015 and December 31, 2014, the Company had receivables and prepaid expenses with SC in the amounts of $19.3 million and $21.4 million, respectively. The activity is primarily related to SC's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SC to SHUSA. Transactions that occurred after the Change in Control, which was effective January 28, 2014, have been eliminated from the Consolidated Statements of Operations at December 31, 2015 and December 31, 2014 as intercompany transactions.

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

As part of its banking business, the Bank also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank’s business, are on substantially the same general terms (including interest rates, collateral and repayment terms) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain loans to directors and employees of SHUSA and the Bank, including SHUSA’s executive officers, are priced at up to a 1.00% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 1.00% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured, or potential problem loans. Such loans to SHUSA’s directors and executive officers consist of:

•
An adjustable rate first mortgage loan to Melissa Ballenger, an executive officer who serves as chief financial officer of the Bank, in the original principal amount of $700,000. The interest rate on this loan is 1.625%. For 2015, the highest outstanding balance was $700,000, and the balance outstanding at December 31, 2015 was $692,429. Ms. Ballenger paid $7,571 in principal and $5,572 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Marcelo Brutti, a former executive officer, in the original principal amount of $631,200. The current interest rate on this loan is 2.875%. For 2015, the highest outstanding balance was $631,200, and the balance outstanding at December 31, 2015 was $617,745. Mr Brutti paid $13,455 in principal and $17,971 in interest on this loan in 2015. For 2014, the highest outstanding balance was $631,200, and the balance outstanding at December 31, 2014 was $631,200. Mr Brutti paid $0 in principal and $750 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to David Chaos, a former executive officer, in the original principal amount of $700,000. The current interest rate on this loan is 2.375%. For 2015, the highest outstanding balance was $484,587 and the balance outstanding at December 31, 2015 was $0. Mr. Chaos paid $484,587 in principal and $10,998 in interest on this loan in 2015. For 2014, the highest outstanding balance was $697,327 and the balance outstanding at December 31, 2014 was $484,587. Mr. Chaos paid $212,740 in principal and $12,058 in interest on this loan in 2014.

•
A line of credit to Mr. Chaos in the original principal amount of $532,000. The interest rate on this line is 2.24%. The balance outstanding on this line at December 31, 2014 was $0. In 2015 the original principal amount was reduced to $91,800, with an interest rate of 3.74%. This line was closed in the third quarter of 2015.

•
An adjustable rate first mortgage loan to Alfonso de Castro, a former executive officer, in the original principal amount of $950,000. The current interest rate on this loan is 2.375%. For 2015, the highest outstanding balance was $899,762, and the balance outstanding at December 31, 2015 was $853,075. Mr. de Castro paid $46,687 in principal and $23,732 in interest on this loan in 2015. For 2014, the highest outstanding balance was $946,181, and the balance outstanding at December 31, 2014 was $899,762. Mr. de Castro paid $46,419 in principal and $21,969 in interest on this loan in 2014. For 2013, the highest outstanding balance was $950,000, and the balance outstanding at December 31, 2013 was $946,181. Mr. de Castro paid $3,819 in principal and $3,196 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Mr. de Las Heras, one of our directors, in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2015, the highest outstanding balance was $356,309, and the balance outstanding at December 31, 2015 was $345,601. Mr. de Las Heras paid $10,708 in principal and $14,022 in interest on this loan in 2015. For 2014, the highest outstanding balance was $366,599, and the balance outstanding at December 31, 2014 was $356,309. Mr. de Las Heras paid $10,290 in principal and $14,440 in interest on this loan in 2014. For 2013, the highest outstanding balance was $374,684, and the balance outstanding at December 31, 2013 was $366,599. Mr. de Las Heras paid $8,085 in principal and $14,803 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Mr. de Las Heras, a former director, in the original principal amount of $255,000. The interest rate on this loan is 2.375%. For 2015, the highest outstanding balance was $236,419, and the balance outstanding at December 31, 2015 was $230,072. Mr. de Las Heras paid $6,347 in principal and $5,546 in interest on this loan in 2015. For 2014, the highest outstanding balance was $242,617, and the balance outstanding at December 31, 2014 was $236,419. Mr. de Las Heras paid $6,198 in principal and $5,695 in interest on this loan in 2014. For 2013, the highest outstanding balance was $255,000, and the balance outstanding at December 31, 2013 was $242,617. Mr. de Las Heras paid $12,383 in principal and $5,126 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Kenneth Goldman, an executive officer who serves as Chief Accounting Officer, in the original principal amount of $824,000. The interest rate on this loan is 2.875%. For 2015, the highest outstanding balance was $783,758, and the balance outstanding at December 31, 2015 was $765,021. Mr. Goldman paid $18,737 in principal and $22,287 in interest on this loan in 2015. For 2014, the highest outstanding balance was $801,965, and the balance outstanding at December 31, 2014 was $782,217. Mr. Goldman paid $18,207 in principal and $22,818 in interest on this loan in 2014. For 2013, the highest outstanding balance was $819,656, and the balance outstanding at December 31, 2013 was $801,965. Mr. Goldman paid $17,691 in principal and $23,333 in interest on this loan in 2013.

•
An adjustable rate first mortgage loan to Carol Hunley, a former executive officer of the Bank, in the original principal amount of $926,400. The current interest rate on this loan is 1.625%. For 2015, the highest outstanding balance was $858,999, and the balance outstanding at December 31, 2015 was $833,733. Ms. Hunley paid $25,265 in principal and $13,771 in interest on this loan in 2015. For 2014, the highest outstanding balance was $883,857, and the balance outstanding at December 31, 2014 was $858,999. Ms. Hunley paid $24,859 in principal and $14,178 in interest on this loan in 2014. For 2013, the highest outstanding balance was $908,315, and the balance outstanding at December 31, 2013 was $883,857. Ms. Hunley paid $24,458 in principal and $14,579 in interest on this loan in 2013.

•
A adjustable rate first mortgage loan to Cameron Letters, an executive officer of the Bank, in the original principal amount of $950,000. The interest rate on this loan is 1.75%. For 2015, the highest outstanding balance was $890,891, and the balance outstanding at December 31, 2015 was $865,553. Mr. Letters paid $25,338 in principal and $15,388 in interest on this loan in 2015.

•
A adjustable rate first mortgage loan to John Murphy, a former executive officer of the Bank, in the original principal amount of $535,000. The interest rate on this loan is 2.0%. For 2015, the highest outstanding balance was $497,554, and the balance outstanding at December 31, 2015 was $483,648. Mr. Murphy paid $13,905 in principal and $9,824 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to Federico Papa, an executive officer of the Bank, in the original principal amount $995,000. The current interest rate on this loan is 2.00%. For 2015, the highest outstanding balance was $928,682, and the balance outstanding at December 31, 2015 was $902,888. Mr. Papa paid $25,794 in principal and $18,338 in interest on this loan in 2015. For 2014, the highest outstanding balance was $953,967, and the balance outstanding at December 31, 2014 was $928,682. Mr. Papa paid $25,284 in principal and $18,848 in interest on this loan in 2014. For 2013, the highest outstanding balance was $978,750, and the balance outstanding at December 31, 2013 was $953,967. Mr. Papa paid $24,784 in principal and $19,349 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Mr. Pfirrman, a former executive officer, in the original principal amount of $240,000. The interest rate on this loan is 2.29%. For 2015, the highest outstanding balance was $218,239, and the balance outstanding at December 31, 2015 was $203,771. Mr. Pfirrman paid $14,468 in principal and $4,846 in interest on this loan in 2015. For 2014, the highest outstanding balance was $232,380, and the balance outstanding at December 31, 2014 was $218,239. Mr. Pfirrman paid $14,141 in principal and $5,174 in interest on this loan in 2014. For 2013, the highest outstanding balance was $245,000, and the balance outstanding at December 31, 2013 was $232,380. Mr. Pfirrman paid $12,620 in principal and $4,587 in interest on this loan in 2013.

•
An adjustable rate first mortgage loan to Mr. Sabater, a former executive officer, in the original principal amount of $545,000. The current interest rate on this loan is 1.875%. For 2015, the highest outstanding balance was $398,207, and the balance outstanding at December 31, 2015 was $0. Mr. Sabater paid $398,207 in principal and $5,437 in interest on this loan in 2015. For 2014, the highest outstanding balance was $414,343, and the balance outstanding at December 31, 2014 was $398,207. Mr. Sabater paid $16,136 in principal and $7,631 in interest on this loan in 2014. For 2013, the highest outstanding balance was $477,695, and the balance outstanding at December 31, 2013 was $414,343. Mr. Sabater paid $63,352 in principal and $8,414 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Alberto Sanchez, one of our former directors, in the original principal amount of $341,000. The interest rate on this loan is 3.875%. For 2015, the highest outstanding balance was $247,334, and the balance outstanding at December 31, 2015 was $222,591. Mr. Sanchez paid $25,744 in principal and $9,179 in interest on this loan in 2015. For 2014, the highest outstanding balance was $262,350, and the balance outstanding at December 31, 2014 was $247,334. Mr. Sanchez paid $15,015 in principal and $9,950 in interest on this loan in 2014. For 2013, the highest outstanding balance was $285,769, and the balance outstanding at December 31, 2013 was $262,350. Mr. Sanchez paid $23,419 in principal and $11,470 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Lisa VanRoekel, an executive officer of the Bank, in the original principal amount of $400,000. The interest rate on this loan is 2.50%. For 2015, the highest outstanding balance was $358,009, and the balance outstanding at December 31, 2015 was $338,730. Ms. VanRoekel paid $19,279 in principal and $8,722 in interest on this loan in 2015. For 2014, the highest outstanding balance was $382,432, and the balance outstanding at December 31, 2014 was $358,009. Ms. VanRoekel paid $24,423 in principal and $9,923 in interest on this loan in 2014.

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

Director Independence

As noted elsewhere in this Form 10-K, SHUSA is a wholly-owned subsidiary of Santander. As a result, all of SHUSA's voting common equity securities are owned by Santander. However, the depository shares of SHUSA's Series C non-cumulative preferred stock continue to be listed on the NYSE. In accordance with the NYSE rules, because SHUSA does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the SHUSA Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires SHUSA to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE's listing standards (to which SHUSA is not currently subject). Based on the foregoing, although the SHUSA Board has not made a formal determination on the matter, under current NYSE listing standards (to which SHUSA is not currently subject), SHUSA believes that Directors Ryan, Fishman, Ferriss, Keating, Johnson, Spillenkothen and Schoellkopf would be independent under such standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2015 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2015(1)
Audit Fees (2)	$5,764,206
Audit-Related Fees (3)	1,172,200
Tax Fees (4)	152,000
All Other Fees (5)	3,760,000
Total Fees	$10,848,406

(1) Represents proposed fees approved by the Audit Committee of the Board of Directors.
(2) Audit fees include fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, and the reviews of the Quarterly Reports on Form 10-Q.
(3) Audit-related fees principally include audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, attestation reports required under services agreements, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees in 2015 included procedures performed over the Governance Risk & Control SAP implementation and BSA/AML Transformation Implementation. These were non-recurring fees charged in 2015.

The following tables set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2014 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2014(1)
Audit Fees (2)	$5,382,781
Audit-Related Fees (3)	1,950,600
Tax Fees (4)	152,000
All Other Fees	949,300
Total Fees	$8,434,681

(1) Represents final actual fees paid.
(2) Audit fees include fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, and the reviews of the Quarterly Reports on Form 10-Q.
(3) Audit-related fees in 2014 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, attestation reports required under services agreements, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings. In 2014, this also included non-recurring consultation expenses related to the Change in Control event in 2014.
(4) Tax fees include tax compliance, tax advice and tax planning.

The following tables set forth the aggregate fees for services rendered to the SC for the fiscal year ended December 31, 2015 and 2014 by its principal accounting firm, Deloitte & Touche LLP.

	December 31, 2015	December 31, 2014
Audit Fees (1)	$4,291,140	$3,004,295
Audit-Related Fees (2)	676,000	1,820,261
Tax Fees (3)	—	—
All Other Fees	—	—
Total Fees	$4,967,140	$4,824,556

(1) Represents fees billed for the audit of our financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q, and the audit of our internal controls over financial reporting.
(2) Represents fees billed for assurance and consultative related services. Such services during 2015 and 2014 principally included attestation reports required under services agreements, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings and the Company’s initial public offering and certain other agreed upon procedures.
(3) Represents fees billed for tax compliance, including review of tax returns, tax advice and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2015 SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2015.

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
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Audited consolidated financial statements of SC of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

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

(10.1)
Underwriting Agreement dated January 22, 2014 among Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters listed therein, Santander Consumer USA Holdings Inc., Santander Consumer Illinois, Santander Holdings USA, Inc. and the other Selling Stockholders listed in Schedule II thereto (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.2)
Shareholders Agreement dated January 28, 2014 among the Company, Santander Consumer USA Holdings Inc., Sponsor Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. (Incorporated by reference to Exhibit 1.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.3)
Written Agreement, dated as of September 15, 2014, by and between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed September 18, 2014 (Commission File Number 001-16581)

(10.4)
Written Agreement, dated as of July 2, 2015, by and between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed July 7, 2015 (Commission File Number 001-16581)

(21.1)	Subsidiaries of Registrant (Filed herewith)

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.) (Filed herewith)

(23.2)	Consent of Deloitte & Touche LLP (Santander Consumer USA Holdings Inc.) (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(99.1)	Santander Consumer USA Holdings Inc. Form 10-K as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013. (Commission File Number 001-36270)

(101)	Interactive Data File (XBRL). (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	April 14, 2016	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott E. Powell Scott E. Powell	Director, President Chief Executive Officer (Principal Executive Officer)	April 14, 2016

/s/ Gerald P. Plush Gerald P. Plush	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	April 14, 2016

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	April 14, 2016

/s/ Javier Maldonado Javier Maldonado	Director	April 14, 2016

/s/ Thomas Johnson Thomas Johnson	Director	April 14, 2016

/s/ Stephen Ferriss Stephen Ferriss	Director	April 14, 2016

/s/ Alan Fishman Alan Fishman	Director	April 14, 2016

/s/ Juan Guitard Juan Guitard	Director	April 14, 2016

/s/ Catherine Keating Catherine Keating	Director	April 14, 2016

/s/ Jason Kulas Jason Kulas	Director	April 14, 2016

/s/ Victor Matarranz Victor Matarranz	Director	April 14, 2016

/s/ Juan Olaizola Juan Olaizola	Director	April 14, 2016

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	April 14, 2016

/s/ Richard Spillenkothen Richard Spillenkothen	Director	April 14, 2016