Form 10-Q
period 2016-03-31
Santander Holdings USA, Inc.
filed 2016-05-13
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock (no par value)	530,391,043 shares

2

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

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
Covered Fund: hedge fund or a private equity fund under the Volcker Rule
ABS: Asset-backed securities	CPR: Changes in anticipated loan prepayment rates
ACL: Allowance for credit losses	CRA: Community Reinvestment Act
ADRs: American depositary receipts	DCF: Discounted cash flow
ALLL: Allowance for loan and lease losses	DDFS: Dundon DFS LLC
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	Deka Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014
AOD: Assurance of Discontinuance	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
APR: Annual percentage rate	DOJ: Department of Justice
ASC: Accounting Standards Codification	DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities
ASU: Accounting Standards Update	DTI: Debt-to-income
ATM: Automated teller machine	DTL: Deferred tax liability
Bank: Santander Bank, National Association	ECOA: Equal Credit Opportunity Act
BB&T: BB&T Corp.	EPS: Enhanced Prudential Standards
BHC: Bank holding company	EMI: Equity method investment
BNY Mellon: Bank of New York Mellon	ETR: Effective tax rate
BOLI: Bank-owned life insurance	Exchange Act: Securities Exchange Act of 1934, as amended
Brokers: Independent parties	FASB: Financial Accounting Standards Board
CBP: Citizens Bank of Pennsylvania	FBO: Foreign banking organization
CCAR: Comprehensive Capital Analysis and Review	FCA: Fiat Chrysler Automobiles US LLC
CCART: Chrysler Capital Auto Receivables Trust	FDIA: Federal Deposit Insurance Act
CD: Certificate(s) of deposit	FDIC: Federal Deposit Insurance Corporation
CEVF: Commercial equipment vehicle funding	Federal Reserve: Board of Governors of the Federal Reserve System
CET1: Common equity tier 1	FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act
CFPB: Consumer Financial Protection Bureau	FHLB: Federal Home Loan Bank
CFTC: U.S. Commodity Futures Trading Commission	FHLMC: Federal Home Loan Mortgage Corporation
Change in Control: First quarter 2014 change in control and consolidation of SC	FICO®: Fair Isaac Corporation credit scoring model
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act
Chrysler Capital: trade name used in providing services under the Chrysler Agreement	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CID: Civil investigative demand	FNMA: Federal National Mortgage Association
CLO: Collateralized loan obligations	FOMC: Federal Open Market Committee
CLTV: Combined loan-to-value	FRB: Federal Reserve Bank
CMO: Collateralized mortgage obligation	FSB: Financial Stability Board
CODM: Chief Operating Decision Maker	FTP: funds transfer pricing
Company: Santander Holdings USA, Inc.	FVO: Fair value option
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product	GAAP: Accounting principles generally accepted in the United States of America

GAP: Guaranteed Auto Protection	OTS: Office of Thrift Supervision
GCB: Global Corporate Banking	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities
GSE: Government-sponsored entity	OTTI: Other-than-temporary impairment
HQLA: High-quality liquid assets	Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries
IHC: U.S. intermediate holding company	Plan: Pension plan acquired during acquisition Independence Community Bank Corp.
IFRS: International Financial Reporting Standards	REIT: Real estate investment trust
IPO: Initial public offering	RIC: Retail installment contracts
IRS: Internal Revenue Service	RSUs: Restricted stock units
ISDA: International Swaps and Derivatives Association, Inc.	RV: Recreational vehicle
IT: Information Technology	RWA: Risk-weighted assets
Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013	S&P: Standard & Poor's
Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements	Santander: Banco Santander, S.A.
LCR: Liquidity coverage ratio	Santander NY: New York branch of Banco Santander, S.A.
LHFI: Loans held-for-investment	Santander Transaction: The transaction pursuant to which SHUSA became a wholly-owned subsidiary of Santander on January 30, 2009
LHFS: Loans held-for-sale	Santander UK: Santander UK plc
LIBOR: London Interbank Offered Rate	SBNA: Santander Bank, National Association
LIHTC: Low income housing tax credit	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LTD: Long-term debt	SC Common Stock: Common shares of SC
LTV: Loan-to-value	SCF: Statement of Cash Flows
MBS: Mortgage-backed securities	SCI: Santander Consumer International PR, LLC
Massachusetts AG: Massachusetts Attorney General	SCRA: Servicemembers Civil Relief Act
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
MSR: Mortgage servicing right	SDGT: Specially Designated Global Terrorist
MVE: Market value of equity	SDN: Specially Designated Nationals and Blocked Persons
NCI: Non-controlling interest	SEC: Securities and Exchange Commission
NMD: Non-maturity deposits	Securities Act: Securities Act of 1933, as amended
NMTC: New Markets Tax Credit	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A. on July 2, 2015
NPL: Non-performing loans	SHUSA: Santander Holdings USA, Inc.
NPR: Notice of proposed rulemaking	SIFI: Systemically important financial institution
NPWMD: Non-Proliferation of Weapons of Mass Destruction	SPE: Special purpose entity
NSFR: Net stable funding ratio	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
NYSE: New York Stock Exchange	TDR: Troubled debt restructuring
OCC: Office of the Comptroller of the Currency	TLAC: Total loss absorbing capacity
OEM: Original equipment manufacturer	Trusts: Securitization trusts
OIS: Overnight indexed swap	VIE: Variable interest entity
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	VOE: Voting rights entity
OREO: Other real estate owned
OTC Derivatives: Over-the-counter derivatives

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Cash and cash equivalents	$6,647,408	$5,025,148
Investment securities:
Available-for-sale at fair value	20,533,116	20,851,495
Other investments	978,470	1,024,259
Loans held-for-investment (1) (5)	81,213,607	79,482,810
Allowance for loan and lease losses (5)	(3,533,940)	(3,203,759)
Net loans held-for-investment	77,679,667	76,279,051
Loans held-for-sale (2)	2,543,341	3,191,762
Premises and equipment, net (3)	946,138	942,372
Leased vehicles, net (5)(6)	8,980,530	8,388,830
Accrued interest receivable (5)	556,384	596,340
Equity method investments	260,089	266,569
Goodwill	4,444,389	4,444,389
Intangible assets, net	624,117	659,355
Bank-owned life insurance	1,733,940	1,727,096
Restricted cash (5)	3,002,322	2,429,729
Other assets (4) (5)	2,168,999	1,806,606
TOTAL ASSETS	$131,098,910	$127,633,001
LIABILITIES
Accrued expenses and payables	$1,686,311	$1,853,696
Deposits and other customer accounts	57,464,250	56,114,232
Borrowings and other debt obligations (5)	50,756,501	49,086,103
Advance payments by borrowers for taxes and insurance	232,925	172,930
Deferred tax liabilities, net	443,082	324,267
Other liabilities (5)	773,872	512,820
TOTAL LIABILITIES	111,356,941	108,064,048
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 8,000,000 shares authorized and outstanding at both March 31, 2016 and December 31, 2015)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2016 and December 31, 2015)	14,704,909	14,717,625
Accumulated other comprehensive loss	(42,359)	(139,641)
Retained earnings	2,376,115	2,367,925
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,234,110	17,141,354
Noncontrolling interest	2,507,859	2,427,599
TOTAL STOCKHOLDER'S EQUITY	19,741,969	19,568,953
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$131,098,910	$127,633,001

(1) Loans held-for-investment includes $285.8 million and $328.7 million of loans recorded at fair value at March 31, 2016 and December 31, 2015, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $914.1 million and $844.5 million at March 31, 2016 and December 31, 2015, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $130.7 million and $147.2 million at March 31, 2016 and December 31, 2015, respectively, for which Santander Holdings USA, Inc. (the "Company") has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.2 billion and $1.9 billion at March 31, 2016 and December 31, 2015, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2016	2015
		As Restated - Note 1
	(in thousands)
INTEREST INCOME:
Loans	$1,899,185	$1,834,559
Interest-earning deposits	8,725	1,762
Investment securities:
Available-for-sale	92,653	77,638
Other investments	9,073	19,068
TOTAL INTEREST INCOME	2,009,636	1,933,027
INTEREST EXPENSE:
Deposits and other customer accounts	68,800	63,393
Borrowings and other debt obligations	284,652	215,475
TOTAL INTEREST EXPENSE	353,452	278,868
NET INTEREST INCOME	1,656,184	1,654,159
Provision for credit losses	920,439	1,044,213
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	735,745	609,946
NON-INTEREST INCOME:
Consumer fees	123,682	98,039
Commercial fees	41,294	42,685
Mortgage banking income, net	16,344	17,863
Equity method investments loss, net	(4,192)	(7,354)
Bank-owned life insurance	13,728	12,956
Lease income	434,652	312,310
Miscellaneous income (loss)	(50,294)	93,267
TOTAL FEES AND OTHER INCOME	575,214	569,766
Other-than-temporary impairment recognized in earnings	(10)	—
Net gain on sale of investment securities	26,431	9,557
Net gain recognized in earnings	26,421	9,557
TOTAL NON-INTEREST INCOME	601,635	579,323
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	366,119	319,852
Occupancy and equipment expenses	133,673	129,166
Technology expense	44,816	42,089
Outside services	70,220	48,399
Marketing expense	19,282	14,341
Loan expense	99,995	105,431
Lease expense	293,779	235,883
Other administrative expenses	80,321	68,460
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,108,205	963,621
OTHER EXPENSES:
Amortization of intangibles	35,238	16,806
Deposit insurance premiums and other expenses	22,235	15,809
Loss on debt extinguishment	32,872	—
Investment expense on qualified affordable housing projects	85	49
TOTAL OTHER EXPENSES	90,430	32,664
INCOME BEFORE INCOME TAX PROVISION	138,745	192,984
Income tax provision	65,010	40,144
NET INCOME INCLUDING NONCONTROLLING INTEREST	73,735	152,840
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	61,895	52,324
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$11,840	$100,516
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2016	2015
		As Restated - Note 1
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$73,735	$152,840
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Net unrealized losses on cash flow hedge derivative financial instruments, net of tax(1)	(48,207)	(15,115)
Net unrealized gains on available-for-sale investment securities, net of tax	144,924	65,990
Pension and post-retirement actuarial gains, net of tax	565	615
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	97,282	51,490
COMPREHENSIVE INCOME	$171,017	$204,330
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	61,895	52,324
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$109,122	$152,006

(1) Excludes $15.7 million of other comprehensive income attributable to NCI for the three-month period ended March 31, 2016. There was no material other comprehensive income attributable to NCI for the three-month period ended March 31, 2015

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(in thousands)

(As Restated - Note 1)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,837,122	$4,046,922	$22,712,688
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	51,490	100,516	—	152,006
Net income attributable to noncontrolling interest	—	—	—	—	—	52,324	52,324
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	—	—	—	14,811	14,811
Stock issued in connection with employee benefit and incentive compensation plans	—	—	547	—	—	—	547
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2015	530,391	$195,445	$14,730,156	$(44,920)	$3,933,988	$4,114,057	$22,928,726

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2015	530,391	$195,445	$14,717,625	$(139,641)	$2,367,925	$2,427,599	$19,568,953
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	97,282	11,840	—	109,122
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	15,680	15,680
Net income attributable to noncontrolling interest	—	—	—	—	—	61,895	61,895
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	(13,112)	—	—	2,685	(10,427)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	396	—	—	—	396
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2016	530,391	$195,445	$14,704,909	$(42,359)	$2,376,115	$2,507,859	$19,741,969

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2016	2015
		(As Restated - Note 1)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$73,735	$152,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	920,439	1,044,213
Deferred tax expense/(benefit)	53,474	(72,363)
Depreciation, amortization and accretion	186,238	71,671
Net loss/(gain) on sale of loans	74,000	(14,501)
Net gain on sale of investment securities	(26,431)	(9,557)
Net loss/(gain) on sale of leased vehicles	63	(10,847)
Other-than-temporary impairment ("OTTI") recognized in earnings	10	—
Loss on debt extinguishment	32,872	—
Net loss on real estate owned and premises and equipment	1,530	364
Stock-based compensation	4,723	4,622
Equity loss on equity method investments	4,192	7,354
Originations of loans held-for-sale, net of repayments	(1,602,886)	(1,190,069)
Proceeds from sales of loans held-for-sale	1,263,128	905,354
Purchases of trading securities	—	(390,192)
Proceeds from sales of trading securities	—	823,801
Net change in:
Loans held for sale	(129,330)	—
Other assets and bank-owned life insurance	(122,411)	445,757
Other liabilities	102,639	9,218
NET CASH PROVIDED BY OPERATING ACTIVITIES	835,985	1,777,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	3,435,844	1,010,515
Proceeds from prepayments and maturities of available-for-sale investment securities	1,034,434	827,886
Purchases of available-for-sale investment securities	(4,088,989)	(3,940,818)
Proceeds from sales of other investments	120,198	140,949
Purchases of other investments	(74,916)	(153,034)
Net change in restricted cash	(577,163)	(775,768)
Proceeds from sales of loans held-for-investment	934,227	410,930
Proceeds from the sales of equity method investments	—	14,988
Distributions from equity method investments	1,799	1,050
Contributions to equity method and other investments	(1,686)	—
Purchases of loans held-for-investment	(39,652)	(57,886)
Net change in loans other than purchases and sales	(2,119,006)	(3,969,146)
Purchases of leased vehicles	(1,622,199)	(1,531,304)
Proceeds from the sale and termination of leased vehicles	483,353	586,664
Manufacturer incentives	335,008	309,458
Proceeds from sales of real estate owned and premises and equipment	16,632	23,188
Purchases of premises and equipment	(97,735)	(39,984)
NET CASH USED IN INVESTING ACTIVITIES	(2,259,851)	(7,142,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,350,018	1,894,927
Net change in short-term borrowings	500,000	(3,400,000)
Net proceeds from long-term borrowings	13,305,671	11,948,200
Repayments of long-term borrowings	(10,683,801)	(9,059,761)
Proceeds from FHLB advances (with terms greater than 3 months)	2,100,000	3,750,000
Repayments of FHLB advances (with terms greater than 3 months)	(3,582,872)	(135,000)
Net change in advance payments by borrowers for taxes and insurance	59,995	55,051
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Proceeds from the issuance of common stock	765	9,161
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,046,126	5,058,928

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,622,260	(305,719)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,025,148	2,234,725
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,647,408	$1,929,006

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$23,149	$(237,980)
Interest paid	347,289	284,258

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	28,666	9,628
Loans transferred from held-for-investment to held-for-sale, net	417,283	848,137
Unsettled sales of investment securities	176,862	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SC wholly owns Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a specialized consumer finance company focused on vehicle finance and third-party servicing. Common shares of SC ("SC Common Stock") are listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Basis of Presentation

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company consolidates VIEs for which it is deemed the primary beneficiary. The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to Securities and Exchange Commission ("SEC") regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholder's Equity and Condensed Consolidated Statements of Cash Flows for the periods indicated, and contain adequate disclosure for a fair presentation of this interim financial information.

Corrections to Previously Reported Amounts

We have made certain corrections to previously disclosed amounts to correct for errors related to the allowance for credit losses ("ACL"), troubled debt restructurings ("TDRs"), and the classification of subvention payments related to leased vehicles. The quantitative disclosure of impacts to all periods has been disclosed in the Company's Annual Report on Form 10-K as of December 31, 2015.

The corrections to the ACL are a result of an error in our historical methodology for estimating the credit loss allowance for individually acquired retail installment contracts ("RICs"), specifically in regard to not estimating impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, incorrectly applying a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs, and incorrectly using SC's discount rates in the TDR methodology rather than the discount rate required for the Company related to the original purchase accounting discount. We have corrected the allowance methodology accordingly.

The Company has also determined that subvention payments related to leased vehicles were incorrectly classified, within the Condensed Consolidated Statements of Operations, as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. There was no impact to net income as a result of this change.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Certain footnote disclosures for interim periods within the year ended December 31, 2015 have been restated to reflect the effects of the corrections related to allowance methodology, as well as other corrections made in order for the footnote disclosure amounts to be in accordance with GAAP. Footnote disclosures that have been corrected are denoted with “As restated.” Footnote disclosures not affected are unchanged and reflect the disclosures made at the time of the previous filing.

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet for the three-month period ended March 31, 2015.

	As Reported	Corrections	As Restated
	(in thousands)
ASSETS
Loans held for investment	$78,520,165	$(14,305)	$78,505,860
Allowance for loan and lease losses	(2,493,240)	192,002	(2,301,238)
Net loans held for investment	76,026,925	177,697	76,204,622
TOTAL ASSETS	$123,248,006	$177,697	$123,425,703
LIABILITIES
Deferred tax liabilities, net	$1,030,676	$68,303	$1,098,979
TOTAL LIABILITIES	100,428,674	68,303	100,496,977
STOCKHOLDER'S EQUITY
Retained earnings	3,869,581	64,407	3,933,988
TOTAL SHUSA STOCKHOLDER’S EQUITY	18,750,262	64,407	18,814,669
Noncontrolling interest	4,069,070	44,987	4,114,057
TOTAL STOCKHOLDER’S EQUITY	22,819,332	109,394	22,928,726
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$123,248,006	$177,697	$123,425,703

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2015.

	As Reported	Corrections	As Restated
	(in thousands)
Provision for credit losses	$872,184	$172,029	$1,044,213
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	781,975	(172,029)	609,946
Lease income	398,385	(86,075)	312,310
TOTAL FEES AND OTHER INCOME	655,840	(86,074)	569,766
TOTAL NON-INTEREST INCOME	665,397	(86,074)	579,323
Lease expense	321,958	(86,075)	235,883
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,049,696	(86,075)	963,621
INCOME/(LOSS) BEFORE INCOME TAXES	365,012	(172,028)	192,984
Income tax provision/(benefit)	112,973	(72,829)	40,144
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	252,039	(99,199)	152,840
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	93,450	(41,126)	52,324
NET INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$158,589	$(58,073)	$100,516

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table reflects a summary of the impact of the ACL correction on the Company's Condensed Consolidated Statement of Stockholder's Equity for the three-month period ended March 31, 2015.

	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported			Corrections			As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$3,960,809	$22,504,095	$122,480	$86,113	$208,593	$3,837,122	$4,046,922	$22,712,688
Comprehensive income attributable to SHUSA	158,589	—	210,079	(58,073)	—	(58,073)	100,516	—	152,006
Net income attributable to NCI	—	93,450	93,450	—	(41,126)	(41,126)	—	52,324	52,324
Balance, End of period	$3,869,581	$4,069,070	$22,819,332	$64,407	$44,987	$109,394	$3,933,988	$4,114,057	$22,928,726

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2015.

	As Reported	Corrections	As Restated
	(in thousands)
Cash Flows from Operating Activities
Net income including noncontrolling interest:	$252,039	$(99,199)	$152,840
Provision for credit losses	872,184	172,029	1,044,213
Deferred tax expense	467	(72,830)	(72,363)

The following corrections of certain footnote disclosures of the Company are as a result of the error identified in the ACL and the error identified in TDRs. The following corrections made compared to what was previously reported are presented by line item as follows:

Allowance for Credit Losses Rollforward by Portfolio Segment (as restated compared to as reported)

The activity in the ACL by portfolio segment as restated for the three-month period ended March 31, 2015 was as follows:

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The activity in the ACL by portfolio segment as previously reported for the three-month period ended March 31, 2015 was as follows:

	Commercial	Consumer	Unallocated	Total
	(As Reported)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for loan and lease losses	25,689	813,220	38,275	877,184
Allowance for loan and lease losses, end of period	$408,867	$2,013,074	$71,299	$2,493,240

Impaired Loans (as restated compared to as reported)

The following table reflects a summary of the restated amounts on the Company's impaired loans as of March 31, 2015.

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

The Company recognized interest income of $121.8 million for the three-month period ended March 31, 2015 on approximately $2.9 billion of TDRs that were returned to performing status as of March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table reflects a summary of the previously reported amounts on the Company's impaired loans as of March 31, 2015.

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

The Company recognized interest income of $80.5 million for the three-month period ended March 31, 2015 on approximately $3.0 billion of TDRs that were returned to performing status as of March 31, 2015.

TDRs (as restated compared to as reported)

The following table reflects a summary of the restated amounts on the Company's performing and non-performing TDRs as of March 31, 2015.

March 31, 2015
(As Restated)
(in thousands)
Performing	$2,875,546
Non-Performing	381,848
Total	$3,257,394

The following table reflects a summary of the previously reported amounts on the Company's performing and non-performing TDRs as of March 31, 2015.

March 31, 2015
(As Reported)
(in thousands)
Performing	$2,962,052
Non-Performing	392,256
Total	$3,354,308

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table details the restated amounts of activity of the Company's TDRs for the three-month period ended March 31, 2015.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(As Restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	81	$10,880	$8,166
Consumer:
Retail installment contracts and auto loans	75,489	1,112,626	1,110,365
Total	80,142	$1,156,958	$1,152,222

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

The following table details the previously reported amounts of activity of the Company's TDRs for the three-month period ended March 31, 2015.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(As Reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	99	$11,477	$8,448
Consumer:
Retail installment contracts and auto loans	80,560	1,190,272	1,131,418
Total	85,231	$1,235,487	$1,173,271

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

The following table details the restated amounts of the subsequent default activity of the Company's TDRs for the three-month period ended March 31, 2015.

	Number of Contracts	Recorded Investment(1)
	(As Restated)
	(dollars in thousands)
Commercial:
Commercial and industrial	10	$276
Consumer:
RIC and auto loans	9,693	142,534
Total	9,782	144,305

(1) The recorded investment represents the period-end balance at March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table details the previously reported amounts of the subsequently defaulted activity of the Company's TDRs for the three-month period ended March 31, 2015.

	Number of Contracts	Recorded Investment(1)
	(As Reported)
	(dollars in thousands)
Commercial:
Commercial and industrial	10	$276
Consumer:
RIC and auto loans	13,355	130,290
Total	13,444	132,061

(1) The recorded investment represents the period-end balance at March 31, 2015.

Fair Value

The following table summarizes the impact of the corrections on the Company's carrying value of net loans held for investment as of March 31, 2015.

	As Reported	Corrections	As Restated
	(in thousands)
Loans held for investment, net	$76,026,925	$177,697	$76,204,622

Segments

The following table details the restated amounts of the Company's segments for the three-month period ended March 31, 2015.

	SC	SC Purchase Price Adjustments	Eliminations	Total(1)
	Non-GAAP measures
	(As Restated)
	(in thousands)
Total non-interest income	$321,640	$59,202	$(15,723)	$579,323
Provision for / (release of) credit losses	674,688	322,524	—	1,044,213
Total expenses	444,988	13,743	(13,676)	996,285
Income/(loss) before income taxes	361,969	(182,297)	(1,960)	192,984

(1) Column represents the consolidated results of SHUSA including segments not disclosed in this table. Refer to Note 17 of the Condensed Consolidated Financial Statements for the complete segmentation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following table details the previously reported amounts of the Company's segments for the three-month period ended March 31, 2015.

	SC	SC Purchase Price Adjustments	Eliminations	Total(1)
	Non-GAAP measures
	(As Reported)
	(in thousands)
Total non-interest income	$422,970	$38,317	$(10,093)	$665,397
Provision for / (release of) credit losses	605,982	219,202	—	872,184
Total expenses	546,318	(7,142)	(8,046)	1,082,360
Income/(loss) before income taxes	430,675	(78,975)	(1,960)	365,012

(1) Column represents the consolidated results of SHUSA including segments not disclosed in this table. Refer to Note 17 of the Condensed Consolidated Financial Statements for the complete segmentation.

Significant Accounting Policies

Management identified accounting for consolidation, business combinations, the allowance for loan and lease losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedge activities, and income taxes as the Company's critical accounting policies and estimates, in that they are important to the presentation of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, with the exception of the items noted in the section "Changes in Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Changes in Accounting Policies

During the first quarter of 2016, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs"), none of which had a material impact to the Company's Consolidated Financial Statements:

•
The Company adopted ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718) on a prospective basis. This ASU was issued by the FASB in June 2014 and requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in Accounting Standards Codification ("ASC") 718 as it relates to awards with performance conditions that affect vesting should continue to be used to account for such awards.

•
The Company also adopted ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items on a prospective basis. This ASU was issued by FASB in January 2015 and eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

•
The Company also adopted ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis, which the FASB issued in February 2015. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, this ASU modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities (VOEs); eliminates the presumption that a general partner should consolidate a limited partnership; potentially changes the consolidation conclusions of reporting entities that are involved with VIEs, in particular those that have fee arrangements and related party arrangements; and provides a scope exception for reporting entities with interests held in certain money market funds and similar unregistered money market funds. As the adoption did not result in any significant impact to the Company’s consolidated financial statements, it did not result in a retrospective or modified retrospective application.

•
The Company also adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) on a retrospective basis. This ASU removes the requirement to categorize investments fair valued using the net asset value per share practical expedient within the fair value hierarchy. It also modifies disclosure requirements to include only investments for which the entity elects to use the practical expedient rather than the prior guidance which required disclosures for all investments eligible to use the practical expedient.

•
The Company also adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments on a prospective basis. This amendment eliminates the requirement to account for adjustments to provisional amounts recognized in a business combination retrospectively. Instead, the acquirer will recognize the adjustments to provisional amounts during the period in which the adjustments are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date.

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2016 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month period ended March 31, 2016 other than the transactions disclosed within Note 10 and Note 14 of these Condensed Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates to it on its financial position, results of operations and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, be measured at fair value with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. The amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the FVO has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The new guidance simplifies certain aspects related to income taxes, SCF, and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the SCF should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$349,274	$468	$—	$349,742
Corporate debt securities	1,417,264	15,972	(3,646)	1,429,590
Asset-backed securities ("ABS")	2,038,606	9,621	(1,648)	2,046,579
Equity securities	10,964	5	(282)	10,687
State and municipal securities	21,278	349	—	21,627
Mortgage-backed securities ("MBS"):
U.S. government agencies - Residential	5,871,610	51,967	(18,121)	5,905,456
U.S. government agencies - Commercial	1,094,751	16,994	(1,992)	1,109,753
FHLMC and FNMA - Residential debt securities (1)	9,498,678	80,842	(60,101)	9,519,419
FHLMC and FNMA - Commercial debt securities	137,804	2,749	(327)	140,226
Non-agency securities	37	—	—	37
Total investment securities available-for-sale	$20,440,266	$178,967	$(86,117)	$20,533,116

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$3,192,411	$1,658	$(5,681)	$3,188,388
Corporate debt securities	1,476,801	10,021	(11,248)	1,475,574
Asset-backed securities	1,763,178	7,826	(1,494)	1,769,510
Equity securities	10,894	1	(408)	10,487
State and municipal securities	748,696	19,616	(432)	767,880
Mortgage-backed securities:
U.S. government agencies - Residential	4,033,041	10,225	(36,513)	4,006,753
U.S. government agencies - Commercial	1,006,161	3,347	(7,153)	1,002,355
FHLMC and FNMA - Residential debt securities	8,636,745	10,556	(153,128)	8,494,173
FHLMC and FNMA - Commercial debt securities	138,094	723	(2,487)	136,330
Non-agency securities	45	—	—	45
Total investment securities available-for-sale	$21,006,066	$63,973	$(218,544)	$20,851,495

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of March 31, 2016 and December 31, 2015, the Company had investment securities available-for-sale with an estimated fair value of $7.5 billion and $3.5 billion, respectively, pledged as collateral, which was comprised of the following: $4.3 billion and $2.9 billion, respectively, were pledged to secure public fund deposits; $2.7 billion and $117.6 million, respectively, were pledged at various independent parties ("Brokers") to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $459.0 million and $395.8 million, respectively, were pledged to secure the Company's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

At March 31, 2016 and December 31, 2015, the Company had $54.9 million and $65.1 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Condensed Consolidated Balance Sheet.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. In March 2016, the Company decided to sell a significant portion of the municipal bond portfolio to reduce non-high quality liquid assets (non-HQLA), reduce investments to coincide with lower deposit balances and take gains to help cover the early terminations charges taken on FHLB advances.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at March 31, 2016 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$545,999	$547,001
Due after 1 year but within 5 years	3,073,546	3,094,514
Due after 5 years but within 10 years	318,364	320,688
Due after 10 years	16,491,393	16,560,226
Total	$20,429,302	$20,522,429

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of March 31, 2016 and December 31, 2015 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$261,839	$(1,900)	$174,222	$(1,746)	$436,061	$(3,646)
Asset-backed securities	260,657	(1,037)	67,243	(611)	327,900	(1,648)
Equity securities	293	(2)	9,900	(280)	10,193	(282)
Mortgage-backed securities:
U.S. government agencies - Residential	762,829	(9,966)	733,921	(8,155)	1,496,750	(18,121)
U.S. government agencies - Commercial	6,109	(28)	113,681	(1,964)	119,790	(1,992)
FHLMC and FNMA - Residential debt securities	814,228	(3,550)	2,075,785	(56,551)	2,890,013	(60,101)
FHLMC and FNMA - Commercial debt securities	23,855	(327)	—	—	23,855	(327)
Total	$2,129,810	$(16,810)	$3,174,752	$(69,307)	$5,304,562	$(86,117)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$2,243,343	$(5,681)	$—	$—	$2,243,343	$(5,681)
Corporate debt securities	775,366	(5,269)	152,486	(5,979)	927,852	(11,248)
Asset-backed securities	300,869	(1,083)	35,126	(411)	335,995	(1,494)
Equity securities	596	(7)	9,748	(401)	10,344	(408)
State and municipal securities	15,665	(119)	26,024	(313)	41,689	(432)
Mortgage-backed securities:
U.S. government agencies - Residential	1,670,150	(11,164)	954,916	(25,349)	2,625,066	(36,513)
U.S. government agencies - Commercial	367,706	(3,382)	114,038	(3,771)	481,744	(7,153)
FHLMC and FNMA - Residential debt securities	4,650,327	(38,013)	2,127,962	(115,115)	6,778,289	(153,128)
FHLMC and FNMA - Commercial debt securities	115,347	(2,487)	—	—	115,347	(2,487)
Total	$10,139,369	$(67,205)	$3,420,300	$(151,339)	$13,559,669	$(218,544)

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on at least a quarterly basis. Individual securities are further assessed for OTTI as deemed necessary. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average Fair Isaac Corporation ("FICO®") scores and weighted average loan-to-value ("LTV") ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company did not record any material OTTI in earnings related to its investment securities in the three-month periods ended March 31, 2016 or March 31, 2015.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 230 individual securities at March 31, 2016) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Proceeds from the sales of available-for-sale securities	$3,435,844	$1,010,515

Gross realized gains	$26,707	$10,782
Gross realized losses	(276)	(1,225)
OTTI	(10)	—
Net realized gains	$26,421	$9,557

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $26.4 million and $9.6 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended March 31, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $726.8 million for a gain of $19.5 million and the sale of U.S. Treasury securities with a book value of $2.8 billion for a gain of $6.7 million. The net gain realized for the three-month period ended March 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $305.4 million for a gain of $9.2 million.

Other Investments

Other investments primarily includes the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank (the "FRB") with aggregate carrying amounts of $952.6 million and $997.9 million as of March 31, 2016 and December 31, 2015, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2016, the Company purchased $74.9 million of FHLB stock at par, and redeemed $120.2 million of FHLB stock at par. There was no gain or loss associated with these redemptions. Other investments also includes $25.9 million and $26.4 million of low income housing tax credit ("LIHTC") investments as of March 31, 2016 and December 31, 2015, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $54.7 billion at March 31, 2016 and $59.4 billion at December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loans that the Company intends to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at March 31, 2016 was $2.5 billion, compared to $3.2 billion at December 31, 2015. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio to value the portfolio at the lower of cost or market, and the adjusted credit loss allowance was released through the provision for credit losses; reflected as a charge-off against the credit loss allowance. Future loan originations and purchases under SC’s personal lending platform will also be classified as held for sale. As of March 31, 2016, the value of the personal unsecured held-for-sale portfolio was $1.0 billion.

On February 1, 2016, SC completed the sale of assets from the personal unsecured held-for-sale portfolio to a third party for an immaterial gain to unpaid principal balance. The balance of the loans associated with this sale was $869.4 million.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At March 31, 2016 and December 31, 2015, accrued interest receivable on the Company's loans was $501.5 million and $531.2 million, respectively.

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans and leases held-for-investment by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held-for-investment:
Commercial real estate loans	$9,315,291	11.5%	$8,722,917	11.0%
Commercial and industrial loans	20,334,247	25.0%	19,785,446	24.9%
Multifamily loans	9,330,482	11.5%	9,438,463	11.9%
Other commercial(2)	2,739,515	3.4%	2,676,506	3.4%
Total commercial loans held-for-investment	41,719,535	51.4%	40,623,332	51.2%
Consumer loans secured by real estate:
Residential mortgages	6,219,967	7.7%	6,230,995	7.8%
Home equity loans and lines of credit	6,103,844	7.5%	6,146,913	7.7%
Total consumer loans secured by real estate	12,323,811	15.2%	12,377,908	15.5%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,503,907	31.3%	24,763,523	31.2%
Personal unsecured loans	693,328	0.9%	685,467	0.9%
Other consumer(3)	973,026	1.2%	1,032,580	1.2%
Total consumer loans	39,494,072	48.6%	38,859,478	48.8%
Total loans held-for-investment(1)	$81,213,607	100.0%	$79,482,810	100.0%
Total loans held-for-investment:
Fixed rate	$47,536,075	58.5%	$46,833,363	58.9%
Variable rate	33,677,532	41.5%	32,649,447	41.1%
Total loans held-for-investment(1)	$81,213,607	100.0%	$79,482,810	100.0%

(1)Total loans held-for-investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $361.5 million and $131.2 million as of March 31, 2016 and December 31, 2015, respectively.
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

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses ("ALLL") and other credit quality disclosures at March 31, 2016 and December 31, 2015, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2016	December 31, 2015
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,959,176	$2,949,089
Middle Market Real Estate	4,855,085	4,223,359
Santander Real Estate Capital	1,501,030	1,550,469
Total commercial real estate	9,315,291	8,722,917
Commercial and industrial (3)	20,334,247	19,785,446
Multifamily	9,330,482	9,438,463
Other commercial	2,739,515	2,676,506
Total commercial loans held-for-investment	$41,719,535	$40,623,332

(1)	These represent the Company's loan categories based on the Securities and Exchange Commission (the "SEC's") Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans had no LHFS at March 31, 2016 and excluded $86.4 million of LHFS at December 31, 2015.

The Company's portfolio segments are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” include all organic home equity contracts and purchased home equity portfolios. "RIC and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2016	December 31, 2015
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,219,967	$6,230,995
Home equity loans and lines of credit	6,103,844	6,146,913
Total consumer loans secured by real estate	12,323,811	12,377,908
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	25,503,907	24,763,523
Personal unsecured loans(5)	693,328	685,467
Other consumer	973,026	1,032,580
Total consumer loans held-for-investment	$39,494,072	$38,859,478

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $219.2 million and $236.8 million of LHFS at March 31, 2016 and December 31, 2015, respectively.

(4)	RIC and auto loans exclude $1.3 billion and $905.7 million of LHFS at March 31, 2016 and December 31, 2015, respectively.

(5)	Personal unsecured loans exclude $978.8 million and $2.0 billion of LHFS at March 31, 2016 and December 31, 2015, respectively.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month periods ended March 31, 2016 and 2015 was as follows:

	Three-Month Period Ended March 31, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$433,514	$2,724,917	$45,328	$3,203,759
Provision for loan and lease losses	107,210	788,618	—	895,828
Charge-offs	(39,973)	(1,157,627)	—	(1,197,600)
Recoveries	25,414	606,539	—	631,953
Charge-offs, net of recoveries	(14,559)	(551,088)	—	(565,647)
Allowance for loan and lease losses, end of period	$526,165	$2,962,447	$45,328	$3,533,940
Reserve for unfunded lending commitments, beginning of period	$147,397	$—	$—	$147,397
Provision for unfunded lending commitments	24,611	—	—	24,611
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	172,008	—	—	172,008
Total allowance for credit losses, end of period	$698,173	$2,962,447	$45,328	$3,705,948
Ending balance, individually evaluated for impairment(1)	$129,304	$968,862	$—	$1,098,166
Ending balance, collectively evaluated for impairment	396,861	1,993,585	45,328	2,435,774

Financing receivables:
Ending balance	$41,719,535	$42,037,413	$—	$83,756,948
Ending balance, evaluated under the fair value option or lower of cost or fair value	—	2,910,653	—	2,910,653
Ending balance, individually evaluated for impairment(1)	638,728	4,353,429	—	4,992,157
Ending balance, collectively evaluated for impairment	41,080,807	34,773,331	—	75,854,138

(1) Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2015
	(As Restated)
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$386,837	$1,330,782	$33,024	$1,750,643
Provision for loan and lease losses	24,908	986,030	38,275	1,049,213
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(19,310)	(962,668)	—	(981,978)
Recoveries	5,999	504,478	—	510,477
Charge-offs, net of recoveries	(13,311)	(458,190)	—	(471,501)
Allowance for loan and lease losses, end of period	$398,434	$1,831,505	$71,299	$2,301,238

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	127,641	—	—	127,641
Total allowance for credit losses, end of period	$526,075	$1,831,505	$71,299	$2,428,879
Ending balance, individually evaluated for impairment(2)	$79,032	$258,114	$—	$337,146
Ending balance, collectively evaluated for impairment	319,402	1,573,391	71,299	1,964,092

Financing receivables:
Ending balance	$38,334,686	$41,540,168	$—	$79,874,854
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	44,325	1,993,667	—	2,037,992
Ending balance, individually evaluated for impairment(2)	476,861	2,875,373	—	3,352,234
Ending balance, collectively evaluated for impairment	37,813,500	36,671,128	—	74,484,628

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

(2)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$86,397	$71,979
Middle market commercial real estate	69,249	37,745
Santander real estate capital	2,754	3,454
Commercial and industrial	249,610	85,928
Multifamily	4,855	9,162
Other commercial	2,959	2,982
Total commercial loans	415,824	211,250
Consumer:
Residential mortgages	168,212	173,780
Home equity loans and lines of credit	123,883	127,171
Retail installment contracts and auto loans	798,401	1,104,986
Personal unsecured loans	400	895
Other consumer	15,379	22,072
Total consumer loans	1,106,275	1,428,904
Total non-accrual loans	1,522,099	1,640,154

Other real estate owned ("OREO")	36,981	38,959
Repossessed vehicles	188,744	172,375
Foreclosed and other repossessed assets	1,821	374
Total OREO and other repossessed assets	227,546	211,708
Total non-performing assets	$1,749,645	$1,851,862

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

For reporting of past due loans, a payment of 90% or more of the amount due will be considered to meet the contractual requirements. For the majority of RICs, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. The Company aggregates partial payments in determination of whether a full payment has been missed in computing past due status.

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of March 31, 2016
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,862	$31,754	$50,616	$2,908,560	$2,959,176	$—
Middle market commercial real estate	39,964	18,014	57,978	4,797,107	4,855,085	—
Santander real estate capital	10,240	—	10,240	1,490,790	1,501,030	—
Commercial and industrial	54,972	38,454	93,426	20,240,821	20,334,247	—
Multifamily	2,117	284	2,401	9,328,081	9,330,482	—
Other commercial	7,185	982	8,167	2,731,348	2,739,515	—
Consumer:
Residential mortgages	122,560	138,503	261,063	6,178,055	6,439,118	—
Home equity loans and lines of credit	28,548	77,532	106,080	5,997,764	6,103,844	—
Retail installment contracts and auto loans	2,647,084	221,024	2,868,108	23,981,170	26,849,278	—
Personal unsecured loans	79,949	77,102	157,051	1,515,096	1,672,147	72,878
Other consumer	30,146	24,834	54,980	918,046	973,026	—
Total	$3,041,627	$628,483	$3,670,110	$80,086,838	$83,756,948	$72,878

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	As of December 31, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,085	$30,000	$48,085	$2,901,004	$2,949,089	$—
Middle market commercial real estate	575	21,063	21,638	4,201,721	4,223,359	—
Santander real estate capital	—	654	654	1,549,815	1,550,469	—
Commercial and industrial	31,488	44,101	75,589	19,796,256	19,871,845	—
Multifamily	2,951	4,537	7,488	9,430,975	9,438,463	—
Other commercial	3,968	2,079	6,047	2,670,459	2,676,506	—
Consumer:
Residential mortgages	140,323	142,510	282,833	6,184,922	6,467,755	—
Home equity loans and lines of credit	28,166	79,715	107,881	6,039,032	6,146,913	—
Retail installment contracts and auto loans	3,354,728	317,008	3,671,736	21,997,496	25,669,232	—
Personal unsecured loans	78,741	83,686	162,427	2,485,934	2,648,361	79,346
Other consumer	38,418	32,228	70,646	961,934	1,032,580	—
Total	$3,697,443	$757,581	$4,455,024	$78,219,548	$82,674,572	$79,346

(1)	Financing receivables include LHFS.

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

	March 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$34,657	$37,396	$—	$37,750
Middle market commercial real estate	77,307	122,255	—	77,816
Santander real estate capital	2,754	2,754	—	2,785
Commercial and industrial	5,360	6,636	—	4,498
Multifamily	13,525	14,537	—	11,496
Other commercial	193	193	—	216
Consumer:
Residential mortgages	68,860	68,860	—	47,834
Home equity loans and lines of credit	52,211	52,211	—	41,646
Retail installment contracts and auto loans	76,371	96,361	—	81,755
Personal unsecured loans(2)	19,775	19,775	—	16,320
Other consumer	6,508	6,508	—	4,359
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	41,908	43,172	7,814	36,642
Middle market commercial real estate	73,054	83,875	13,100	55,550
Santander real estate capital	—	—	—	327
Commercial and industrial	310,467	315,312	108,047	211,959
Multifamily	4,285	4,290	233	4,969
Other commercial	624	1,077	110	1,920
Consumer:
Residential mortgages	131,665	159,330	25,157	151,965
Home equity loans and lines of credit	51,512	66,348	4,242	61,680
Retail installment contracts and auto loans	4,026,246	4,354,771	936,010	3,908,401
Personal unsecured loans	1,607	2,838	421	1,723
Other consumer	14,567	18,996	3,032	16,615
Total:
Commercial	$564,134	$631,497	$129,304	$445,928
Consumer	4,449,322	4,845,998	968,862	4,332,298
Total	$5,013,456	$5,477,495	$1,098,166	$4,778,226

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $176.5 million for the three-month period ended March 31, 2016 on approximately $4.2 billion of TDRs that were returned to performing status as of March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$40,843	$43,582	$—	$39,289
Middle market commercial real estate	78,325	123,495	—	103,059
Santander real estate capital	2,815	2,815	—	2,899
Commercial and industrial	3,635	5,046	—	5,780
Multifamily	9,467	10,488	—	15,980
Other commercial	239	239	—	164
Consumer:
Residential mortgages	26,808	26,808	—	25,108
Home equity loans and lines of credit	31,080	31,080	—	29,155
Retail installment contracts and auto loans	87,138	110,575	—	937,131
Personal unsecured loans	12,865	12,865	—	6,729
Other consumer	2,210	2,210	—	3,905
With an allowance recorded:
Commercial:
Corporate banking	31,376	32,650	6,413	45,663
Middle market commercial real estate	38,046	43,745	5,624	49,072
Santander real estate capital	654	782	98	2,266
Commercial and industrial	113,451	142,308	38,416	88,818
Multifamily	5,653	5,658	443	5,816
Other commercial	3,216	4,465	749	2,574
Consumer:
Residential mortgages	172,265	200,176	25,034	151,539
Home equity loans and lines of credit	71,847	86,355	3,757	65,990
Retail installment contracts and auto loans	3,790,551	4,133,121	815,226	1,923,700
Personal unsecured loans	1,839	2,226	430	9,158
Other consumer	18,663	23,790	3,225	17,479
Total:
Commercial	$327,720	$415,273	$51,743	$361,380
Consumer	4,215,266	4,629,206	847,672	3,169,894
Total	$4,542,986	$5,044,479	$899,415	$3,531,274

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $439.6 million for the year ended December 31, 2015 on approximately $3.8 billion of TDRs that were returned to performing status as of December 31, 2015.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
March 31, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,675,140	$4,621,615	$1,401,131	$18,881,975	$9,094,426	$2,702,806	$39,377,093
Special Mention	80,161	80,253	71,246	587,511	169,933	12,441	1,001,545
Substandard	190,974	98,361	28,653	833,212	65,717	23,698	1,240,615
Doubtful	12,901	54,856	—	31,549	406	570	100,282
Total commercial loans	$2,959,176	$4,855,085	$1,501,030	$20,334,247	$9,330,482	$2,739,515	$41,719,535

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,627,159	$4,055,622	$1,363,031	$18,878,763	$9,114,466	$2,631,935	$38,670,976
Special Mention	99,090	29,621	144,597	492,127	249,165	28,686	1,043,286
Substandard	208,785	117,571	42,187	467,983	74,410	15,601	926,537
Doubtful	14,055	20,545	654	32,972	422	284	68,932
Total commercial loans	$2,949,089	$4,223,359	$1,550,469	$19,871,845	$9,438,463	$2,676,506	$40,709,731

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

In early 2015, the Company increased its origination volume of RICs to borrowers with limited credit bureau attributes, such as less than 36 months of history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors, such as the LexisNexis risk view score, LTV ratio, and payment-to-income ratio, are utilized to assign an internal credit score. Origination volume of these RICs was $944.0 million for the three-month period ended March 31, 2016. The Company's credit loss allowance forecasting models are not calibrated for this higher concentration of RICs with limited bureau attributes and, accordingly, as of March 31, 2016, the Company recorded a qualitative adjustment of $193.3 million, increasing the allowance ratio on individually acquired RICs by 0.7% of unpaid principal balance. This adjustment was necessary to increase the ACL for additional charge-offs expected on this portfolio, based on loss performance information available to date, which evidences higher losses in the first months after origination for these RICs in comparison to RICs with standard credit bureau attributes.

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	March 31, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Retail installment contracts and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,676,147	17.4%	$4,932,840	19.2%
<600	14,425,278	53.7%	13,436,588	52.3%
600-639	4,562,058	17.0%	4,280,902	16.7%
>=640	3,185,795	11.9%	3,018,902	11.8%
Total	$26,849,278	100.0%	$25,669,232	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $1.3 billion and $905.7 million of LHFS at March 31, 2016 and December 31, 2015 that do not have an allowance.

Consumer Lending Asset Quality Indicators-FICO® and Loan-to-Value ("LTV")

For both residential and home equity loans, loss severity assumptions are incorporated in the loan and lease loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various current LTV bands within these portfolios. LTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current LTV. The Company's ALLL incorporates the refreshed LTV information to update the distribution of defaulted loans by LTV as well as the associated loss given default for each LTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
March 31, 2016	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$434,206	$13,447	$1,273	$—	$—	$—	$—	$448,926
<600	124	221,524	61,470	26,279	19,021	9,100	10,509	348,027
600-639	53	150,320	40,977	22,786	13,105	4,091	6,845	238,177
640-679	66	257,146	97,181	39,952	39,929	8,262	10,465	453,001
680-719	84	464,194	167,379	62,961	48,935	7,942	18,479	769,974
720-759	108	673,413	336,181	65,824	54,597	10,846	19,882	1,160,851
>=760	345	2,061,656	750,250	111,211	57,432	18,473	20,795	3,020,162
Grand Total	$434,986	$3,841,700	$1,454,711	$329,013	$233,019	$58,714	$86,975	$6,439,118
(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV ("CLTV") for financing receivables in second lien position for the Company.

	Home Equity Loans and Lines of Credit(2)
March 31, 2016	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$189,921	$553	$919	$—	$—	$191,393
<600	10,979	150,526	75,867	21,222	20,745	279,339
600-639	8,447	138,913	83,320	20,173	12,142	262,995
640-679	11,587	252,008	175,327	31,474	25,246	495,642
680-719	11,691	430,595	322,550	55,127	30,885	850,848
720-759	10,456	613,886	428,576	62,879	39,619	1,155,416
>=760	28,449	1,616,776	1,023,547	130,401	69,038	2,868,211
Grand Total	$271,530	$3,203,257	$2,110,106	$321,276	$197,675	$6,103,844
(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2015	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$461,839	$12,250	$2,769	$—	$—	$—	$—	$476,858
<600	128	226,185	69,698	30,491	18,279	8,441	9,602	362,824
600-639	1	158,290	43,002	23,281	15,585	5,238	7,579	252,976
640-679	230	252,727	81,552	35,001	29,125	9,101	12,034	419,770
680-719	19	462,180	183,568	62,670	51,659	9,194	22,770	792,060
720-759	339	681,473	341,934	72,729	55,461	11,024	20,982	1,183,942
>=760	84	2,049,268	717,671	112,721	57,385	21,580	20,616	2,979,325
Grand Total	$462,640	$3,842,373	$1,440,194	$336,893	$227,494	$64,578	$93,583	$6,467,755
(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(1)
December 31, 2015	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$188,060	$390	$305	$—	$—	$188,755
<600	11,110	155,306	79,389	22,373	22,261	290,439
600-639	8,871	140,277	83,548	20,766	12,525	265,987
640-679	12,534	254,481	174,223	32,925	26,565	500,728
680-719	14,273	431,818	317,260	56,589	31,722	851,662
720-759	12,673	614,748	425,744	63,840	39,981	1,156,986
>=760	34,579	1,644,168	1,007,561	135,571	70,477	2,892,356
Grand Total	$282,100	$3,241,188	$2,088,030	$332,064	$203,531	$6,146,913
(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the unpaid principal balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Performing	$4,192,307	$3,807,751
Non-performing	510,677	603,496
Total	$4,702,984	$4,411,247

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

For the Company’s other consumer portfolios, including RICs and auto loans, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date or principal forgiveness.

Consumer TDRs excluding RICs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is implemented. RICs resume interest accrual as soon as they become current and continue to accrue interest as long as they remain in performing status. The TDR classification will remain on the loan until it is paid in full or liquidated.

In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to Allowance for Loan and Lease Losses

The ALLL is established to recognize losses inherent in funded loans intended to be held-for-investment that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores.

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the original effective interest rate or fair value of collateral, less costs to sell. The amount of the required ALLL is equal to the difference between the loan’s impaired value and the recorded investment.

When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral, if applicable, less its estimated cost to sell.

Typically, commercial loans whose terms are modified in a TDR will have been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology, unless the loan is considered collateral-dependent. Loans considered collateral-dependent are measured for impairment based on their fair values of collateral less estimated cost to sell. Accordingly, upon TDR modification or if a TDR modification subsequently defaults, the allowance methodology remains unchanged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month periods ended March 31, 2016 and March 31, 2015, respectively:

	Three-Month Period Ended March 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	9	$47,776	$(16)	$(10,583)	$(11)	$37,166
Middle market	3	10,454	—	—	(69)	10,385
Commercial and industrial	223	7,281	(1)	—	—	7,280
Consumer:
Residential mortgages(3)	49	6,648	(1)	—	206	6,853
Home equity loans and lines of credit	67	4,539	132	—	(237)	4,434
Retail installment contracts and auto loans	42,039	694,175	(682)	—	(121)	693,372
Personal unsecured loans	17,055	21,345	—	—	(129)	21,216
Other consumer	26	923	—	—	(178)	745
Total	59,471	$793,141	$(568)	$(10,583)	$(539)	$781,451

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2015
	(As Restated)
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$1,448	$—	$—	$(9)	$1,439
Middle Market	1	14,439	—	—	—	14,439
Commercial and industrial	81	10,880	(34)	(2,680)	—	8,166
Consumer:
Residential mortgages(3)	46	7,588	—	(25)	303	7,866
Home equity loans and lines of credit	40	3,671	—	—	—	3,671
Retail installment contracts and auto loans	75,489	1,112,626	(1,795)	—	(466)	1,110,365
Personal unsecured loans	4,468	5,394	—	—	(38)	5,356
Other consumer	15	912	—	—	8	920
Total	80,142	$1,156,958	$(1,829)	$(2,705)	$(202)	$1,152,222

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RIC, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

	Three-Month Period Ended March 31,
	2016		2015
			(As Restated)
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	55	$2,000	10	$276
Consumer:
Residential mortgages	11	1,812	8	931
Home equity loans and lines of credit	5	341	5	262
RIC and auto loans	13,124	214,702	9,693	142,534
Unsecured loans	1,599	1,827	64	58
Other consumer	2	24	2	244
Total	14,796	$220,706	9,782	$144,305

(1)	The recorded investment represents the period-end balance at March 31, 2016 and 2015. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by the Company with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, to be a preferred lender (the "Chrysler Agreement"). Under the Chrysler Agreement, the Company had the first right to review and approve all prime Chrysler Capital consumer vehicle lease applications. SC provides servicing on all leases originated under this agreement.

Leased vehicles, net consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Leased vehicles	$12,284,996	$11,332,226
Origination fees and other costs	30,127	29,798
Manufacturer subvention payments, net of accretion	(1,153,958)	(1,061,501)
Leased vehicles, gross	11,161,165	10,300,523
Less: accumulated depreciation	(2,180,635)	(1,911,693)
Leased vehicles, net	$8,980,530	$8,388,830

During the first quarter of 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program ("Chrysler Capital"), the trade name used in providing services under the Chrysler Agreement. During the first quarter of 2015, the Company executed a bulk sale of leases originated under the Chrysler Capital program with depreciated net capitalized costs of $561.3 million and a net book value of $488.9 million to a third party. The bulk sales agreement included certain provisions under which SC agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SC retained servicing on the leases sold. Due to the accelerated depreciation permitted for tax purposes, this sale generated large taxable gain that SC deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2016 (in thousands):

Remainder of 2016	$1,192,976
2017	1,138,541
2018	444,767
2019	24,173
2020	50
Total	$2,800,507

Lease income and expense for the three-month period ended March 31, 2016 were $434.7 million and $293.8 million, respectively, compared to $312.3 million and $235.9 million, respectively, for the three-month period ended March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES

VIEs

The Company transfers RICs and leases into newly-formed securitization trusts ("Trusts") that then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing assets held by the Trusts and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and, in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests it records these transactions as sales of the associated RIC.

Revolving credit facilities generally also utilize Trusts that are considered VIEs. The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the Company's Condensed Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the RICs and leased vehicles and interest expense on the debt, and records a provision for loan and lease losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are owned by them and not available to other creditors.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the lease vehicles. This titling trust is considered a VIE.

On-balance sheet VIEs

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Restricted cash	$1,982,611	$1,842,877
Loans(1)	23,577,939	23,726,979
Leased vehicles, net	7,298,521	6,516,030
Various other assets	581,758	620,482
Notes payable	30,515,797	30,628,837
Various other liabilities	7,654	5,379

(1) Includes $1.3 billion and $1.5 billion of RICs held for sale at March 31, 2016 and December 31, 2015, respectively.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of March 31, 2016 and December 31, 2015, the Company was servicing $27.9 billion and $27.3 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Assets securitized	$3,621,496	$3,981,855

Net proceeds from new securitizations (1)	2,633,626	3,060,862
Cash received for servicing fees (2)	194,365	159,802
Net distributions from Trusts (2)	431,591	300,487
Total cash received from securitization trusts	$3,259,582	$3,521,151

(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated Statements of Cash Flows because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

The Company has completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's Condensed Consolidated Balance Sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation, and may reacquire assets from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. The Company also recognizes a gain or loss in the amount of the difference between the cash proceeds and carrying value of the assets sold.

During the three-month period ended March 31, 2016, the Company executed no off-balance sheet securitizations with VIEs in which it has continuing involvement. As of March 31, 2016 and December 31, 2015, the Company was servicing $3.4 billion and $3.9 billion, respectively, of gross RICs in off-balance sheet securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Assets securitized	$—	$—

Net proceeds from new securitizations	$—	$—
Cash received for servicing fees	15,701	5,304
Total cash received from securitization trusts	$15,701	$5,304

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the three-month period ended March 31, 2016:

	Consumer and Business Banking (1)	Auto Finance & Business Banking	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Total
	(in thousands)
Goodwill at December 31, 2015	$1,550,321	$445,923	$—	$1,297,055	$131,130	$1,019,960	$4,444,389
Disposals during the period	—	—	—		—	—	—
Additions during the period	—	—	—		—	—	—
Impairment during the period	—	—	—		—	—	—
Re-allocations during the period	329,983	(445,923)	870,411	(754,471)	—	—	—
Goodwill at March 31, 2016	$1,880,304	$—	$870,411	$542,584	$131,130	$1,019,960	$4,444,389

(1) Consumer and Business Banking was formerly designated as the Retail Banking segment and was renamed during the first quarter of 2016.
(2) Commercial Real Estate and Commercial Banking were formerly disclosed as the combined Real Estate and Commercial Banking segment.

As more fully described in Note 17 to the Condensed Consolidated Financial Statements, during the first quarter of 2016, certain management and line of business changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments and reporting units to provide greater focus on each of its core businesses:

•
The small business banking, commercial business banking, and auto leasing lines of business formerly included in the Auto Finance and Business Banking reportable segment were combined with the Consumer and Business Banking reportable segment. The combined impact of these organizational changes resulted in the re-allocation of $330.0 million of goodwill from Auto Finance & Business Banking to Consumer and Business Banking.

•
The Real Estate and Commercial Banking reportable segment was split into the Commercial Real Estate reportable segment and the Commercial Banking reportable segment, resulting in the re-allocation of $870.4 million of goodwill from Commercial Banking to Commercial Real Estate.

•
The commercial equipment vehicle financing and dealer floor plan lines of business, formerly included in the Auto Finance & Business Banking reportable segment were moved to the Commercial Banking business unit, resulting in the re-allocation of $115.9 million of goodwill from Auto Finance & Business Banking to Commercial Banking.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

Previously, the Company reorganized its management reporting in the third quarter of 2015 in order to improve its structure and focus by better aligning management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. As a result of the change in segment reporting, the Company re-evaluated its conclusions related to goodwill reporting units, including the following:

•
The small business banking business unit, formerly included in the Retail Banking reportable segment, was combined with the Auto Finance and Business Banking business unit, resulting in re-allocation of goodwill in the amount of $265.4 million from Retail Banking to Auto Finance and Business Banking.

•
The commercial business banking business unit, formerly included in the Real Estate and Commercial Banking reportable segment, was combined with the Auto Finance and Business Banking business unit resulting in the re-allocation of goodwill in the amount of $109.0 million from Real Estate and Commercial Banking to Auto Finance and Business Banking.

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to a decline in SC's share price, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, the results of which required the Company to record an impairment of $4.4 billion. During the first quarter of 2016, the Company continued to evaluate SC's share price. The Company performed an interim goodwill impairment analysis as of March 31, 2016, the results of which determined that there was no impairment to goodwill.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	March 31, 2016		December 31, 2015
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$495,036	$(84,964)	$504,839	$(75,161)
Chrysler relationship	106,250	(32,500)	110,000	(28,750)
Core deposit intangibles	152	(295,690)	763	(295,079)
Other intangibles	4,679	(25,230)	5,453	(24,455)
Total intangibles subject to amortization	606,117	(438,384)	621,055	(423,445)
Intangibles not subject to amortization:
Trade name	18,000	—	38,300	—
Total Intangibles	$624,117	$(438,384)	$659,355	$(423,445)

Amortization expense on intangible assets for the three-month periods ended March 31, 2016 and March 31, 2015 was $35.2 million and $16.8 million, respectively.

As part of the Step 2 goodwill impairment analysis, the Company performed a valuation of the intangible assets allocated to the SC reporting unit as of December 31, 2015. As the fair value analysis was not complete at the time of the filing of the Company’s Form 10-K, the Company recorded an estimated provisional impairment charge of $11.7 million related to the indefinite-lived trade name. Subsequent to the filing of the Company's Form10-K for 2015, the Company's fair value analysis, and consequently the impairment analysis, was updated and the Company concluded that an additional impairment charge of $20.3 million relating to the trade name was necessary. The additional impairment was recorded within amortization expense of intangible assets for the three-month period ended March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2016	$57,162	$14,938	$42,225
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
2020	54,441	—	54,441
Thereafter	345,194	—	345,194
NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Income tax receivables	$600,936	$607,817
Derivative assets at fair value	481,733	355,169
Other repossessed assets	190,565	204,494
MSRs, at fair value	130,742	147,233
Prepaid expenses	176,733	162,879
OREO	36,981	38,959
Miscellaneous assets and receivables	551,309	290,055
Total other assets	$2,168,999	$1,806,606

Refer to Note 12 to the Condensed Consolidated Financial Statements for further details about income tax receivables and Note 11 to the Condensed Consolidated Financial Statements for further details about derivative assets.

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables includes, but is not limited to, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments.

Mortgage Servicing

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2016 and December 31, 2015, the balance of these loans serviced for others was $15.8 billion, and $15.9 billion, respectively. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Condensed Consolidated Statements of Operations. The fair value of the MSRs at March 31, 2016 and December 31, 2015 were $130.7 million and $147.2 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER ASSETS (continued)

For the three-month periods ended March 31, 2016 and March 31, 2015, the Company recorded net changes in the fair value of MSRs due to valuation totaling $(14.4) million and $(7.0) million, respectively.

The following table presents a summary of year to date activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

	Three-Month Period Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Fair value at beginning of period	$147,233	$145,047
Mortgage servicing assets recognized	3,591	3,526
Principal reductions	(5,726)	(6,131)
Change in fair value due to valuation assumptions	(14,356)	(6,990)
Fair value at end of period	$130,742	$135,452

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.8 million for the three-month period ended March 31, 2016, compared to $11.2 million for the corresponding period in 2015. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations of $3.1 million and $6.2 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2016		December 31, 2015
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$9,804,755	17.1%	$10,253,948	18.3%
Non-interest-bearing demand deposits	8,565,569	14.9%	8,240,023	14.7%
Savings	4,149,767	7.2%	3,956,165	7.0%
Customer repurchase accounts	879,411	1.5%	896,736	1.6%
Money market	24,589,904	42.8%	24,254,357	43.2%
Certificates of deposit	9,474,844	16.5%	8,513,003	15.2%
Total Deposits (1)	$57,464,250	100%	$56,114,232	100%

(1) Includes foreign deposits of $474.3 million and $495.9 million at March 31, 2016 and December 31, 2015, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $4.3 billion and $2.9 billion at March 31, 2016 and December 31, 2015, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $37.5 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at March 31, 2016 was $50.8 billion, compared to $49.1 billion at December 31, 2015. The Company's debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the three-month period ended March 31, 2016 or March 31, 2015.

On February 22, 2016, the Company issued $1.5 billion of Senior Unsecured Floating Rate Notes to Santander. The notes have a floating rate equal to three-month LIBOR plus 218 basis points with a maturity of August 22, 2017. The proceeds of the notes will be used for general corporate purposes. The Company has the ability to call these notes at par with no prepayment penalty.

During the first quarter of 2016, the Company terminated $1.3 billion of FHLB advances. As a consequence, the Company incurred costs of $32.9 million through the loss on debt extinguishment. On April 18, 2016, the Company terminated $125.0 million in FHLB advances with prepayment fees of $4.8 million. On May 10, 2016, the Company terminated $250.0 million in FHLB advances with prepayment fees of $7.5 million.

Parent Company Borrowings and Debt Obligations

The following table presents information regarding the Parent Company borrowings and other debt obligations at the dates indicated:

	March 31, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
4.625% senior notes, due April 2016	$475,982	4.85%	$475,723	4.85%
Senior notes with related party, due August 2017(1)	1,500,000	2.80%	—	—%
3.45% senior notes, due August 2018	497,999	3.62%	497,800	3.62%
2.65% senior notes, due April 2020	993,527	2.82%	993,151	2.82%
4.50% senior notes, due July 2025	1,094,599	4.56%	1,094,483	4.56%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,781	7.91%	69,775	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,411	2.43%	149,404	2.18%
Common securities - Capital Trust IX	4,640	2.43%	4,640	2.18%
Total Parent Company borrowings and other debt obligations	$4,795,939	3.57%	$3,294,976	3.91%

(1) These notes will bear interest at a rate equal to three-month LIBOR plus 218 basis points per annum.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$746,818	2.24%	$746,381	2.24%
Senior notes, due January 2018(1)	249,486	1.72%	249,415	1.31%
Overnight federal funds purchased	100,000	0.35%	—	—%
8.750% subordinated debentures, due May 2018	498,346	8.92%	498,175	8.92%
Subordinated term loan, due February 2019	124,979	6.53%	130,899	6.15%
FHLB advances, maturing through July 2019	12,835,000	1.24%	13,885,000	1.40%
REIT preferred, due May 2020	155,310	13.48%	154,930	13.66%
Subordinated term loan, due August 2022	30,445	8.28%	30,344	7.89%
Total Bank borrowings and other debt obligations	$14,740,384	1.74%	$15,695,144	1.85%

(1) These notes will bear interest at a rate equal to three-month LIBOR plus 93 basis points per annum.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$898,785	1.65%	$1,268,593	$33,876
Warehouse line, due June 2016	328,484	1.53%	470,935	—
Warehouse line, due November 2016(2)	175,000	1.99%	—	—
Warehouse line, due November 2016(2)	250,000	1.99%	—	2,502
Warehouse line, due July 2017(3)	1,136,620	1.26%	1,327,405	39,890
Warehouse line, due July 2017(4)	2,151,543	1.37%	3,301,792	59,169
Warehouse line, due December 2017	1,342,277	1.59%	1,903,553	45,797
Warehouse line, due January 2018	73,000	3.13%	102,309	—
Warehouse line, due March 2018(5)	886,199	1.26%	1,287,618	28,733
Repurchase facility, due December 2016(6)	1,147,361	2.51%	—	44,767
Line of credit with related party, due December 2016(7)	500,000	2.74%	—	—
Line of credit with related party, due December 2016(7)	1,000,000	2.70%	—	—
Line of credit with related party, due December 2018(7)	975,000	2.94%	—	—
Total SC revolving credit facilities	$10,864,269	1.89%	$9,662,205	$254,734

(1) As of March 31, 2016, half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.
(2) These lines are collateralized by residuals retained by SC.
(3) This line is held exclusively for financing Chrysler Capital Loans.
(4) This line is held exclusively for financing Chrysler Capital Leases.
(5) As of December 31, 2015 this warehouse line was due at September 2017.
(6) This repurchase facility is collateralized by securitization notes payable retained by SC. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of March 31, 2016, $1.6 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

	December 31, 2015
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$808,135	1.29%	$1,137,257	$24,942
Warehouse line, due June 2016	378,301	1.48%	535,737	—
Warehouse line, due November 2016(2)	175,000	1.90%	—	—
Warehouse line, due November 2016(2)	250,000	1.90%	—	2,501
Warehouse line, due July 2017(3)	682,720	1.35%	809,185	20,852
Warehouse line, due July 2017(4)	2,247,443	1.41%	3,412,321	48,589
Warehouse line, due September 2017	565,399	1.20%	824,327	15,759
Warehouse line, due December 2017 (5)	944,877	1.56%	1,345,051	32,038
Repurchase facility, due December 2016(6)	850,904	2.07%	—	34,166
Line of credit with related party, due December 2016(7)	500,000	2.65%	—	—
Line of credit with related party, due December 2016(7)	1,000,000	2.61%	—	—
Line of credit with related party, due December 2018(7)	800,000	2.84%	—	—
Total SC revolving credit facilities	$9,202,779	1.81%	$8,063,878	$178,847

(1) As of December 31, 2015, half of the outstanding balance on this facility matured in March 2016 and half matured in March 2017. On March 29, 2016, the facility was amended to, among other changes, extend the maturity for half of the balance to March 2017 and half to March 2018.
(2) These lines are collateralized by residuals retained by SC.
(3) This line is held exclusively for financing Chrysler Capital Loans.
(4) This line is held exclusively for financing Chrysler Capital Leases.
(5) In December 2015, the commitment on this warehouse line was amended to extend the commitment termination date to December 2017.
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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1)	$12,565,678	$26,563,082	0.89% - 2.44%	$16,452,180	$1,396,275
SC privately issued amortizing notes, maturing on various dates(1)	7,790,231	11,535,991	0.88% - 2.81%	11,029,245	498,836
Total SC secured structured financings	$20,355,909	$38,099,073	0.88% - 2.81%	$27,481,425	$1,895,111

(1) SC has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs, and the related securitization debt issued by SPEs, remain on the Condensed Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

(1) SC has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs, and the related securitization debt issued by SPEs, remain on the Condensed Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.

Most of the SC's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company's securitizations and private issuances are collateralized by RICs or vehicle leases.

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly Overnight Indexed Swap rate ("OIS") or LIBOR), security price, credit spread or other index. Derivative balances are presented on a gross basis taking into consideration the effects of legally enforceable master netting agreements.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of March 31, 2016, derivatives in this category had a fair value of $1.0 million. The credit ratings of the Company and Bank are currently considered investment grade. The Company estimates as of March 31, 2016 that a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's would require the Company to post up to an additional $2.8 million or $3.2 million of collateral, respectively, to comply with existing derivative agreements.

As of March 31, 2016 and December 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $126.3 million and $128.1 million, respectively. The Company had $127.6 million and $128.8 million in cash and securities collateral posted to cover those positions as of March 31, 2016 and December 31, 2015, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month periods ended March 31, 2016 and 2015. The last of the hedges is scheduled to expire in June 2020.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month periods ended March 31, 2016 and 2015. As of March 31, 2016, the Company expects no gross losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2016 and December 31, 2015 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
March 31, 2016
Fair value hedges:
Interest rate swaps	$351,000	$804	$7,247	1.38%	2.22%	3.22
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	11,926,299	189	94,576	0.46%	1.12%	2.92
Total	$12,277,299	$993	$101,823	0.49%	1.15%	2.93

December 31, 2015
Fair Value hedges:
Cross-currency swaps	$16,390	$3,695	$92	4.76%	4.75%	0.11
Interest rate swaps	318,000	47	2,006	1.07%	2.31%	3.50
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	11,030,431	7,295	23,047	0.32%	1.13%	3.00
Total	$11,364,821	$11,037	$25,145	0.35%	1.17%	3.01

See Note 13 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity. Cross-currency swaps designated as hedges matured during the first quarter of 2016.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements, as well as derivatives to hedge interest rate risk on SC secured structured financings and the borrowings under its revolving credit facilities. SC uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by securitization trusts and borrowings under its warehouse facilities. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for the hedging instrument and the hedged item.

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2016 and December 31, 2015 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$506,374	$396,518	$—	$542	$3,371	$—
Interest rate lock commitments	349,468	187,930	6,992	2,540	—	—
Mortgage servicing	435,000	435,000	14,916	679	2,669	3,502
Total mortgage banking risk management	1,290,842	1,019,448	21,908	3,761	6,040	3,502

Customer related derivatives:
Swaps receive fixed	9,067,978	9,060,134	351,336	205,397	114	6,023
Swaps pay fixed	9,291,483	9,273,627	316	16,183	311,595	177,114
Other	2,852,757	3,035,085	50,076	53,418	49,148	52,502
Total customer related derivatives	21,212,218	21,368,846	401,728	274,998	360,857	235,639

Other derivative activities:
Foreign exchange contracts	2,619,226	2,513,305	33,604	30,262	33,263	30,144
Interest rate swap agreements	1,984,000	2,399,000	—	1,176	6,580	2,481
Interest rate cap agreements	9,159,361	10,013,912	13,716	32,950	—	—
Options for interest rate cap agreements	9,159,361	10,013,912	—	—	13,785	32,977
Other	1,009,210	899,394	16,565	11,146	19,423	14,553
Total	$46,434,218	$48,227,817	$487,521	$354,293	$439,948	$319,296

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2016 and 2015:

		Three-Month Period Ended March 31,
Derivative Activity	Line Item	2016	2015
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$174	$(36)
Interest rate swaps	Miscellaneous income	(4,484)	(2,993)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(2,663)	(4,451)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(3,912)	(187)
Interest rate lock commitments	Mortgage banking income	4,452	3,937
Mortgage servicing	Mortgage banking income	15,070	(1,219)
Customer related derivatives	Miscellaneous income	1,510	418
Foreign exchange	Miscellaneous income	223	(874)
SC non-hedging derivatives	Miscellaneous income	(5,499)	(2,397)
	Net interest income	15,139	18,044
Other	Miscellaneous income	(1,131)	(1,445)

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

The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting ISDA agreements for all trades executed after April 1, 2013. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Prior to April 1, 2013, the Company had elected to net all caps, floors, and interest rate swaps when it had an ISDA agreement with the counterparty. The collateral received or pledged in connection with these transactions is disclosed within the “Gross amounts offset in the Condensed Consolidated Balance Sheet" section of the tables below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2016
Fair value hedges	$804	$—	$804	$—	$—	$804
Cash flow hedges	189	—	189	—	—	189
Other derivative activities(1)	480,529	6,781	473,748	8,024	2,786	462,938
Total derivatives subject to a master netting arrangement or similar arrangement	481,522	6,781	474,741	8,024	2,786	463,931
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	6,992	—	6,992	—	—	6,992
Total Derivative Assets	$488,514	$6,781	$481,733	$8,024	$2,786	$470,923

Total Financial Assets	$488,514	$6,781	$481,733	$8,024	$2,786	$470,923

December 31, 2015
Fair value hedges	$3,742	$—	$3,742	$—	$—	$3,742
Cash flow hedges	7,295	—	7,295	—	—	7,295
Other derivative activities(1)	351,761	10,161	341,600	8,008	16,424	317,168
Total derivatives subject to a master netting arrangement or similar arrangement	362,798	10,161	352,637	8,008	16,424	328,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,532	—	2,532	—	—	2,532
Total Derivative Assets	$365,330	$10,161	$355,169	$8,008	$16,424	$330,737

Total Financial Assets	$365,330	$10,161	$355,169	$8,008	$16,424	$330,737

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2016
Fair value hedges	$7,247	$—	$7,247	$111	$11,732	$(4,596)
Cash flow hedges	94,576	—	94,576	—	107,011	(12,435)
Other derivative activities(1)	439,268	96,925	342,343	3,054	269,200	70,089
Total derivatives subject to a master netting arrangement or similar arrangement	541,091	96,925	444,166	3,165	387,943	53,058
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	680	—	680	—	—	680
Total Derivative Liabilities	$541,771	$96,925	$444,846	$3,165	$387,943	$53,738

Total Financial Liabilities	$541,771	$96,925	$444,846	$3,165	$387,943	$53,738

December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047	5,589	17,458	—	33,799	(16,341)
Other derivative activities(1)	319,296	111,190	208,106	4,265	174,849	28,992
Total derivatives subject to a master netting arrangement or similar arrangement	344,441	116,779	227,662	4,352	219,250	4,060
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivative Liabilities	$344,441	$116,779	$227,662	$4,352	$219,250	$4,060

Total Financial Liabilities	$344,441	$116,779	$227,662	$4,352	$219,250	$4,060

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES

An income tax provision of $65.0 million was recorded for the three-month period ended March 31, 2016, compared to $40.1 million for the corresponding period in 2015. This resulted in an effective tax rate of 46.9% for the three-month period ended March 31, 2016, compared to 20.8% for the corresponding period in 2015.

The Company recognized a discrete income tax provision of $2.9 million for the three-month period ended March 31, 2016 and a discrete income tax benefit of $21.2 million for the three-month period ended March 31, 2015, which resulted in the higher effective tax rate for the three-month period ended March 31, 2016.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of March 31, 2016.

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

The Company has not changed its reserve position as of March 31, 2016, and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

With few exceptions, the Company is no longer subject to federal, state and non-US income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month periods ended March 31, 2016, and 2015, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2016			December 31, 2015		March 31, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(79,875)	$30,260	$(49,615)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	2,663	(1,255)	1,408
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(77,212)	29,005	(48,207)	$(16,582)	$(48,207)	$(64,789)

Change in unrealized gains/(losses) on investment securities available-for-sale	265,175	(104,213)	160,962
Reclassification adjustment for net(gains)/losses included in net income on non-OTTI securities (2)	(26,431)	10,387	(16,044)
Reclassification adjustment for net losses/(gains) included in net income on OTTI securities (3)	10	(4)	6
Reclassification adjustment for net (gains)/losses included in net income	(26,421)	10,383	(16,038)
Net unrealized gains/(losses) on investment securities available-for-sale	238,754	(93,830)	144,924	(96,026)	144,924	48,898

Pension and post-retirement actuarial gain/(loss) (4)	929	(364)	565	(27,033)	565	(26,468)

As of March 31, 2016	$162,471	$(65,189)	$97,282	$(139,641)	$97,282	$(42,359)

(1) Net gains reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges in Note 11 to the Condensed Consolidated Financial Statements.
(2) Net gains reclassified into Net gain on sale of investment securities in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Condensed Consolidated Financial Statements.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2015			December 31, 2014		March 31, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(29,009)	$11,154	$(17,855)
Reclassification adjustment for net gain/(losses) on cash flow hedge derivative financial instruments (1)	4,451	(1,711)	2,740
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(24,558)	9,443	(15,115)	$(14,260)	$(15,115)	$(29,375)

Change in unrealized gains/(losses) on investment securities available-for-sale	117,781	(45,964)	71,817
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities(2)	(9,557)	3,730	(5,827)
Net unrealized gains/(losses) on investment securities available-for-sale	108,224	(42,234)	65,990	(52,515)	65,990	13,475

Pension and post-retirement actuarial gain/(loss)(3)	1,018	(403)	615	(29,635)	615	(29,020)

As of March 31, 2015	$84,684	$(33,194)	$51,490	$(96,410)	$51,490	$(44,920)

(1) Net gains reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges in Note 11.
(2) Net gains reclassified into Net gains on sale of investment securities sales in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit (1)	$28,277,773	$31,379,039
Letters of credit	1,846,310	1,832,884
Recourse exposure on sold loans	73,286	70,394
Commitments to sell loans	53,237	56,982
Total commitments	$30,250,606	$33,339,299

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

During the quarter ended March 31, 2016, SBNA transferred and settled $2.3 billion of unfunded commitments to extend credit to an unconsolidated related party for a loss on sale of $6.3 million. Subsequent to March 31, 2016 but prior to the issuance of the financial statements, SBNA transferred and settled an additional $1.3 billion of unfunded commitments to extend credit to an unconsolidated related party.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
1 year or less	$5,746,695	$6,451,239
Over 1 year to 3 years	4,981,342	5,250,512
Over 3 years to 5 years	9,920,170	12,136,625
Over 5 years (1)	7,629,566	7,540,663
Total	$28,277,773	$31,379,039

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 15.0 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2016 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments and were immaterial to the Company’s financial statements at March 31, 2016. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of March 31, 2016 and December 31, 2015, the liability related to these letters of credit was $22.2 million and $29.9 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at March 31, 2016 and December 31, 2015 were lines of credit outstanding of $149.8 million and $117.5 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
1 year or less	$1,215,499	$1,230,424
Over 1 year to 3 years	522,750	308,634
Over 3 years to 5 years	52,816	268,946
Over 5 years	55,245	24,880
Total	$1,846,310	$1,832,884

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $543.7 million as of March 31, 2016 and $552.1 million as of December 31, 2015. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of March 31, 2016 and $34.4 million as of December 31, 2015, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2016 and December 31, 2015, the Company had $6.4 million and $6.8 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

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

SC Commitments

SC is obligated to make purchase price hold-back payments to a third party originator of auto loans that it has purchased, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third party originator beginning in June 2016 if returns on the purchased pools are greater than originally expected. SC had $56.8 million and $57.6 million accrued at March 31, 2016 and December 31, 2015, respectively, related to this obligation.

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer's established credit limit. At March 31, 2016 and December 31, 2015, there was an outstanding balance of $26.0 million and $26.9 million, respectively and a committed amount of $28.5 million and $27.4 million, respectively.

On February 1, 2016, SC completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio comprised personal installment loans with an unpaid principal balance of approximately $869.4 million as of the date of the sale.

SC committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. As of March 31, 2016 and December 31, 2015, SC was obligated to purchase $11.6 million and $12.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC is also required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. The retailer also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (OEM), SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC pays the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary in the consumer finance industry. Breaches of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of March 31, 2016, SC had no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's asset-backed securities or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s retail installment contract sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Under terms of the Chrysler Agreement, SC must make revenue-sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. SC had accrued $10.7 million and $12.1 million at March 31, 2016 and December 31, 2015, respectively, related to this obligation.

SC has a flow agreement with Bank of America whereby SC is committed to sell up to a specified amount of eligible loans to Bank of America each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350.0 million of eligible loans each month, and to change the required written notice period from either party, in the event of termination of the agreement, from 120 days to 90 days. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. SC had accrued $8.0 million and $6.3 million at March 31, 2016 and December 31, 2015, respectively, related to this obligation.

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fee SC receives. SC and CBP also amended the flow agreement, which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement. In January 2016, the Company executed an amendment to the servicing agreement with CBP that decreased the servicing fee the Company receives on loans sold to CBP by the Company under the flow agreement. SC had accrued $3.4 million at March 31, 2016 and December 31, 2015 related to the loss-sharing obligation.

As of March 31, 2016, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million in proceeds. Any sale after the total sales have reached $275.0 million is subject to a market price check. As of March 31, 2016 and December 31, 2015, the remaining aggregate commitment was $195.7 million and $200.7 million, respectively.

In connection with the bulk sales of Chrysler Capital leases to a third party, SC is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability was $1.9 million and $2.9 million, net, as of March 31, 2016 and December 31, 2015, respectively.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and/or its subsidiaries. In the ordinary course of business, the Company and its subsidiaries also are subject to regulatory examinations, inspections, information-gathering requests, inquiries and investigations, including by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), the Consumer Financial Protection Bureau (the “CFPB”), the Federal Deposit Insurance Corporation (the “FDIC”), the Department of Justice (the “DOJ”), the SEC, state attorneys general, and other state and federal governmental and regulatory authorities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual losses, fines or penalties, if any, related to the respective matters. The Company does not presently anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on its financial position.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, enforcement, or regulatory matter develops, the Company, in conjunction with its counsel, including any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, during which quarter an accrued liability is established or adjusted with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain of the Company's legal matters, the Company is able to estimate a range of reasonably possible losses. For other matters for which some loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $12.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of March 31, 2016.

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

On June 16, 2015, the Bank entered into a consent order with the OCC amending the consent order issued by the Office of Thrift Supervision (“OTS”) in 2011 (the "Order") as well as the 2013 amendment to the Order (the “2015 Amendment”). The 2015 Amendment provided that the Bank had not fully complied with the terms of the Order as amended and that nine actionable items remained. The 2015 Amendment imposed certain supervisory restrictions on the Bank’s mortgage origination and servicing business. These restrictions required the Bank to obtain prior supervisory nonobjection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers, although the Bank was able to generally operate its current mortgage origination and servicing business in the ordinary course.

The 2015 Amendment confirmed that the Bank has fulfilled its obligations to pay $6.2 million into a remediation fund and to engage in foreclosure avoidance activities in an aggregate principal amount of at least $9.9 million, both of which were required by the 2013 amendment to the Order executed by the Bank in February of 2013 that ended the independent file review required by the Order.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The Bank addressed the nine actionable items delineated in the 2015 Amendment and on February 8, 2016, the OCC terminated the Order in its entirety and assessed a civil monetary penalty of $3.4 million, which has been paid by the Bank.

Identity Theft Protection Product Matter

The Bank had been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from the Bank's third-party vendor. In response to those concerns, as of December 31, 2014, the Bank had made $37.6 million in total remediation payments to customers. Notwithstanding those payments, on March 26, 2015, the Bank received a Consent Cease and Desist Order ("Consent Order") from the OCC regarding identified deficiencies in SBNA's billing practices with regard to an identity protection product. Pursuant to the Consent Order, the Bank paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of the identity theft protection product. As indicated above, as of the end of 2014, all customers had been mailed a refund representing the amount paid for product enrollment. Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to the identity theft protection product fees. The amount of additional remediation paid by the Bank related to these charges was approximately $5.2 million. In response to the Consent Order, the Bank presented Reimbursement and Action Plans which received non-objection from the OCC on December 21, 2015. Since that time, the actions set forth in the Plans are underway as is ongoing reporting to the OCC.  We continue to make progress in addressing these requirements, but the Consent Order remains in place and we are unable to predict when it may be terminated.

Marketing of Overdraft Coverage

On April 1, 2014, the Bank received a civil investigative demand (“CID”) from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for automated teller machine ("ATM") and/or onetime debit card transactions. The bank received a second CFPB CID related to the same overdraft coverage program on February 10, 2015. Pursuant to the terms of the CIDs, the information obtained by the CFPB will be used to determine whether the Bank is in compliance with laws administered by the CFPB. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

The Company's practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above.

SC matters

Periodically, SC is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business.

On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the "Deka Lawsuit"). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, State of Texas, captioned Kumar v. Santander Consumer USA Holdings, et al., No. DC-14-11783, which was subsequently removed to the United States District Court, Northern District of Texas and re-captioned Kumar v. Santander Consumer USA Holdings, et al., No. 3:14-CV-3746 (the "Kumar Lawsuit").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Both the Deka Lawsuit and the Kumar Lawsuit were brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO on behalf of a class consisting of those who purchased or otherwise acquired securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The amended class action complaint in the Deka Lawsuit alleges that that SC's registration statement and prospectus and certain subsequent public disclosures contained misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, SC and the individual defendants moved to dismiss the amended class action complaint.

On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants current and former members of SC’s Board, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s subprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the "Parmelee Lawsuit"). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the "Benson Lawsuit"). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC's securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that SC made false or misleading statements, as well as failed to disclose material adverse facts as disclosed in prior annual and quarterly reports filed under the Exchange Act and certain other public disclosures, in connection with SC's change in its methodology for estimating its ACL and correction of such allowance for prior periods in SC’s Annual Report on Form 10-K for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seek damages and other relief.

Further, SC is party to, or is periodically otherwise involved in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under the FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, SC received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. SC also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. SC is complying with the requests for information and document preservation.

On November 4, 2015, SC entered into an Assurance of Discontinuance ("AOD") with the Office of Attorney General of the Commonwealth of Massachusetts (the "Massachusetts AG"). The Massachusetts AG alleged that SC violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay one hundred fifty thousand dollars to the Massachusetts AG to reimburse its costs of implementing the AOD.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas that resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act ("SCRA"). The consent order requires SC to pay a civil fine in the amount of fifty-five thousand dollars, as well as at least $9.4 million to affected servicemembers consisting of ten thousand dollars per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and five thousand dollars per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires SC to undertake certain additional remedial measures.

On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the ECOA regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of SC's pricing of automobile loans.

SHUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company or its subsidiaries.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 12 to the Condensed Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. During the first quarter ended March 31, 2016, SBNA transferred and settled $2.3 billion of unfunded commitments to extend credit to an unconsolidated related party for a loss on sale of $6.3 million, see Note 14. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms. A list and description of these agreements can be found in Note 22 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon (Mr. Dundon), Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. Also, in connection with and pursuant to the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS, SC and Santander entered into an amendment to the Shareholders Agreement (the "Second Amendment"). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of SC Common Stock owned by DDFS, the definition of the term “Average Stock Price” to mean $26.83. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. Because the Call Transaction was not completed before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan which as of March 31, 2016 and December 31, 2015 had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

If consummated , the Company would pay DDFS approximately $928.3 million plus interest that accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to the receipt of the applicable regulatory approvals. The Company’s delivery of its irrevocable notice to consummate the Call Transaction created a contingent forward purchase of all of DDFS equity shares in accordance with ASC 480, Distinguishing Liabilities from Equity. Under this guidance the Company will recognize either a contingent forward asset or liability at fair value based on the movement of SC’s stock price in the market as compared to the proposed fixed settlement price of $26.83 per share. Since July 2, 2015 through March 31, 2016, SC’s stock price is lower than $26.83 which would indicate a potential recognition of a contingent forward purchase obligation. The Company’s estimate of the fair value of the contingent forward purchase obligation, based on its assessment of the likelihood of obtaining the required regulatory approvals and its estimate of the accrued interest, was not material to its consolidated financial statements for the prior periods presented as well as to the current quarter. If regulatory approval is obtained, or if the probability of obtaining the regulatory approvals increases, the Company may have to recognize a material charge to earnings to recognize the change in the fair value of the contingent forward purchase contract.

NOTE 16. FAIR VALUE

General

As of March 31, 2016, $21.6 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. None of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $19.6 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.1 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 9.5% of total assets measured at fair value and approximately 1.6% of total consolidated assets.

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

•Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market, and instruments valued based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow ("DCF") methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

There were no transfers between Levels 1, 2 and 3 during the three-month periods ended March 31, 2016 and March 31, 2015 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$349,742	$—	$349,742
Corporate debt	—	1,429,590	—	1,429,590
Asset-backed securities	—	406,156	1,640,423	2,046,579
State and municipal securities	—	21,627	—	21,627
Mortgage backed securities	—	16,674,891	—	16,674,891
Total investment securities available-for-sale(1)	—	18,882,006	1,640,423	20,522,429
Retail installment contracts held-for-investment	—	—	285,811	285,811
Loans held-for-sale(2)	—	219,151	—	219,151
Mortgage servicing rights	—	—	130,742	130,742
Derivatives:
Fair value	—	804	—	804
Cash flow	—	189	—	189
Mortgage banking interest rate lock commitments	—	—	6,992	6,992
Customer related	—	401,728	—	401,728
Foreign exchange	—	33,604	—	33,604
Mortgage servicing	—	14,916	—	14,916
Interest rate cap agreements	—	13,716	—	13,716
Other	—	16,557	8	16,565
Total financial assets	$—	$19,582,671	$2,063,976	$21,646,647
Financial liabilities:
Derivatives:
Fair value	$—	$7,247	$—	$7,247
Cash flow	—	94,576	—	94,576
Mortgage banking forward sell commitments	—	3,371	—	3,371
Customer related	—	360,857	—	360,857
Total return swap	—	—	282	282
Foreign exchange	—	33,263	—	33,263
Mortgage servicing	—	2,669	—	2,669
Interest rate swaps	—	6,580	—	6,580
Option for interest rate cap	—	13,785	—	13,785
Other	—	18,993	148	19,141
Total financial liabilities	$—	$541,341	$430	$541,771

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at March 31, 2016 includes $10.7 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$3,188,388	$—	$3,188,388
Corporate debt	—	1,475,574	—	1,475,574
Asset-backed securities	—	409,270	1,360,240	1,769,510
State and municipal securities	—	767,880	—	767,880
Mortgage backed securities	—	13,639,656	—	13,639,656
Total investment securities available-for-sale(1)	—	19,480,768	1,360,240	20,841,008
Retail installment contracts held-for-investment	—	—	328,655	328,655
Loans held-for-sale(2)	—	236,760	—	236,760
Mortgage servicing rights	—	—	147,233	147,233
Derivatives:
Fair value	—	3,742	—	3,742
Cash flow	—	7,295	—	7,295
Mortgage banking interest rate lock commitments	—	—	2,540	2,540
Mortgage banking forward sell commitments	—	542	—	542
Customer related	—	274,998	—	274,998
Foreign exchange	—	30,262	—	30,262
Mortgage servicing	—	679	—	679
Interest rate swap agreements	—	1,176	—	1,176
Interest rate cap agreements	—	32,950	—	32,950
Other	—	11,136	10	11,146
Total financial assets	$—	$20,080,308	$1,838,678	$21,918,986
Financial liabilities:
Derivatives:
Fair value	$—	$2,098	$—	$2,098
Cash flow	—	23,047	—	23,047
Customer related	—	235,639	—	235,639
Total return swap	—	—	282	282
Foreign exchange	—	30,144	—	30,144
Mortgage servicing	—	3,502	—	3,502
Interest rate swaps	—	2,481	—	2,481
Option for interest rate cap	—	32,977	—	32,977
Other	—	14,149	122	14,271
Total financial liabilities	$—	$344,037	$404	$344,441

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at December 31, 2015 includes $10.5 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2016
Impaired loans held-for-investment	$—	$279,069	$41,118	$320,187
Foreclosed assets	—	15,242	—	15,242
Vehicle inventory	—	251,926	—	251,926
Loans held for sale	—	—	978,819	978,819
Indefinite lived intangibles	—	—	18,000	18,000

December 31, 2015
Impaired loans held-for-investment	$—	$122,792	$326	$123,118
Foreclosed assets	—	27,574	—	27,574
Vehicle inventory	—	204,120	—	204,120
Loans held for sale	—	—	2,049,293	2,049,293
Goodwill	—	—	1,019,960	1,019,960
Indefinite lived intangibles	—	—	38,300	38,300
Valuation Processes and Techniques

Impaired loans held-for-investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ALLL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans where the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are considered Level 3 inputs. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $218.7 million and $91.3 million at March 31, 2016 and December 31, 2015, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The Company's LHFS portfolios that are measured at fair value on a nonrecurring basis consist of personal and commercial LHFS. The estimated fair value for the personal and commercial LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

The estimated fair value of goodwill and intangible assets are valued using unobservable inputs and are classified as Level 3. Fair value is calculated using a DCF model. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 1 and Note 7 for a description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended March 31,
		2016	2015
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$(88,311)	$(570)
Foreclosed assets	Miscellaneous income(1)	(1,812)	(611)
Loans held for sale	Miscellaneous income(1)	(68,338)	—
Indefinite lived intangibles	Amortization of intangibles	(20,300)	—
		$(178,761)	$(1,181)

(1) These amounts reduce Miscellaneous income.

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month periods ended March 31, 2016 and 2015, respectively.

Three-Month Period Ended March 31, 2016
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$2,146	$1,838,274
Gains in other comprehensive income	1,585	—	—	—	1,585
Gains/(losses) in earnings	—	26,749	(14,356)	4,326	16,719
Additions/Issuances	278,686	—	3,591	—	282,277
Settlements(1)	(88)	(69,593)	(5,726)	98	(75,309)
Balance, March 31, 2016	$1,640,423	$285,811	$130,742	$6,570	$2,063,546
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2016	$—	$26,749	$(14,356)	$(126)	$12,267

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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

For the three-month periods ended March 31, 2016 and 2015, the Company recognized $26.7 million and $86.5 million, respectively, of gains in earnings related to the RICs held for investment for which the Company elected the FVO. The gains are driven by three primary factors: 1) the recognition of interest income 2) recoveries of previously charged-off RICs and 3) actual performance of the portfolio since the Change in Control. Recoveries from RICs that were charged-off at the Change in Control dates are a direct increase to the gain recognized within the portfolio. In accordance with ASC 805, Business Combinations, the Company did not ascribe a fair value to the portfolio of sub-prime charged-off RICs at the Change in Control date. Recoveries of previously charged off loans are usually recorded as a reduction to charge-offs in the period the recovery is made, however, in instances where the FVO is elected, it will flow through the fair value mark. At the Change in Control date, the unpaid principal balance of the previously charged-off RIC portfolio was approximately $3.0 billion.

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

The Company's equity securities, which are comprised primarily of shares of registered mutual funds, are priced using net asset value per share practical expedient, which is validated with a sufficient level of observable activity. In accordance with the implementation of ASU 2015-07, these equity securities are not presented within the fair value hierarchy. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.

Gains and losses on investments are recognized in the Condensed Consolidated Statements of Operations through Net gain on sale of investment securities.

RICs held-for-investment

For certain RICs held-for-investment, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, RICs held-for-investment for which the Company has elected FVO are classified as Level 3.

LHFS

The Company's LHFS portfolios that are measured at fair value on a recurring basis consists primarily of residential mortgage LHFS. The fair values of LHFS are estimated using published forward agency prices to agency buyers such as FNMA and FHLMC. The majority of the residential mortgage LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions.

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans as well as the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation and, are not significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. Gains and losses on residential mortgage LHFS are recognized on the Condensed Consolidated Statements of Operations through Miscellaneous income. See further discussion below in the section captioned "FVO for Financial Assets and Financial Liabilities."

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

MSRs

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Mortgage banking income, net. See further discussion on MSRs in Note 8.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.3 million and $10.3 million, respectively, at March 31, 2016.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.4 million and $8.5 million, respectively, at March 31, 2016.

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

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,589,828	Discounted Cash Flow	Discount Rate (1)	0.92% - 1.82% (1.21%)
Sale-leaseback securities	$50,595	Consensus Pricing (2)	Offered quotes (3)	128.84%
Retail installment contracts held-for-investment	$285,811	Discounted Cash Flow	Prepayment rate (CPR) (4)	9.50%
			Discount Rate (5)	9.50% - 14.50% (10.50%)
			Recovery Rate (6)	25.00% - 43.00% (29.50%)
Mortgage servicing rights	$130,742	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.20% - 29.51% (11.33%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$6,992	Discounted Cash Flow	Pull through percentage (9)	76.97%
			MSR value (10)	0.73% - 1.07% (1.01%)

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
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$6,647,408	$6,647,408	$6,647,408	$—	$—
Available-for-sale investment securities(1)	20,522,429	20,522,429	—	18,882,006	1,640,423
Loans held-for-investment, net	77,679,667	78,677,855	—	279,069	78,398,786
Loans held-for-sale	2,543,341	2,554,038	—	219,151	2,334,887
Restricted cash	3,002,322	3,002,322	3,002,322	—	—
Mortgage servicing rights	130,742	130,742	—	—	130,742
Derivatives	488,514	488,514	—	481,514	7,000

Financial liabilities:
Deposits	57,464,250	57,484,122	47,989,406	9,494,716	—
Borrowings and other debt obligations	50,756,501	51,106,200	—	40,241,931	10,864,269
Derivatives	541,771	541,771	—	541,341	430

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$5,025,148	$5,025,148	$5,025,148	$—	$—
Available-for-sale investment securities(1)	20,841,008	20,841,008	—	19,480,768	1,360,240
Loans held-for-investment, net	76,279,051	76,307,394	—	122,792	76,184,602
Loans held-for-sale	3,191,762	3,212,202	—	236,760	2,975,442
Restricted cash	2,429,729	2,429,729	2,429,729	—	—
Mortgage servicing rights	147,233	147,233	—	—	147,233
Derivatives	365,330	365,330	—	362,780	2,550

Financial liabilities:
Deposits	56,114,232	56,121,954	47,601,229	8,520,725	—
Borrowings and other debt obligations	49,086,103	49,320,778	—	40,117,999	9,202,779
Derivatives	344,441	344,441	—	344,037	404

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at March 31, 2016 and December 31, 2015 includes $10.7 million and $10.5 million, respectively, of equity securities that are not presented within these tables in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.

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

As of March 31, 2016 and December 31, 2015, the Company had $3.0 billion and $2.4 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Loans held-for-investment, net

The fair values of loans are estimated based on groupings of similar loans, including but not limited to stratifications by type, interest rate, maturity, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected voluntary prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans are valued at fair value on a nonrecurring basis. See further discussion under the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" above.

LHFS

The Company's LHFS portfolios that are accounted for at the lower of cost or market primarily consists of RICs held-for-sale. The estimated fair value of the RICs held-for-sale is based on prices obtained in recent market transactions or expected to be obtained in the subsequent sales for similar assets.

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

FVO for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolios that are measured using the FVO consists of residential mortgage LHFS. The adoption of the FVO on residential mortgage loans classified as held-for-sale allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

RICs held for investment

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs held for investment in connection with the Change in Control. These loans consisted of all of SC’s RICs accounted by SC under ASC 310-30, as well as all of SC’s RICs that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding unpaid principal balance of $2.6 billion with a fair value of $1.9 billion at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value as of March 31, 2016.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
March 31, 2016
Loans held-for-sale(1)	$219,151	$213,250	$5,901
Nonaccrual loans	—	—	—
Retail installment contracts held-for-investment	$285,811	$367,312	$(81,501)
Nonaccrual loans	23,832	38,415	(14,583)

(1) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value that are not presented within this table.

Interest income on the Company’s LHFS and RICs held for investment is recognized when earned based on their respective contractual rates in Interest income on loans in the Condensed Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due for LHFS and more than 60 days past due for RIC held for investment.

Residential MSRs

The Company elected to account for its existing portfolio of residential MSRs at fair value. This election created greater flexibility with regard to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the residential MSRs' fair value through the use of risk management instruments.

The Company's residential MSRs had an aggregate fair value of $130.7 million at March 31, 2016. Changes in fair value totaling a loss of $14.4 million was recorded in Mortgage banking income, net in the Condensed Consolidated Statements of Operations during the three-month period ended March 31, 2016.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SC serve. The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment (formerly known as the Retail Banking segment) primarily comprises the Bank's branch locations, residential mortgage business and business banking customers. The branch locations offer a wide range of products and services to both consumers and business banking customers, which attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, and home equity loans and lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, investment services provide annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Consumer and Business Banking segment.

•
The Commercial Banking segment currently provides commercial lines, loans, and deposits to medium and large business banking customers as well as financing and deposits for government entities, commercial loans to dealers and financing for commercial vehicles and municipal equipment. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

•	The Commercial Real Estate segment offers commercial real estate loans and multifamily loans to customers.

•
The GCB segment was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking segment and was renamed during the third quarter of 2015. This segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

SC has entered into a number of intercompany agreements with the Bank as described above as part of the Other segment. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of the Company.

The Other category includes earnings from the investment portfolio, interest from the non-strategic assets portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

For segment reporting purposes, SC continues to be managed as a separate business unit. The Company’s segment results, excluding SC, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing ("FTP") methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

During the first quarter of 2016, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•
The small business banking, commercial business banking, and auto leasing lines of business formerly included in the Auto Finance and Business Banking reportable segment, were combined with the Consumer and Business Banking reportable segment.

•	The Real Estate and Commercial reportable segment was split into the Commercial Real Estate reportable segment and the Commercial Banking reportable segment.

•	The CEVF and dealer floor plan lines of business, formerly included in the Auto Finance & Business Banking reportable segment were moved to the Commercial Banking business unit.

•	The internal FTP guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. These FTP changes impact all reporting segments, excluding SC.

All prior period results have been recast to conform to the new composition of the reportable segments.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of March 31, 2016. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2016	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$218,378	$77,201	$64,758	$60,305	$(21,401)	$1,221,263	$34,219	$1,461	$1,656,184
Total non-interest income	187,265	12,602	2,062	17,267	34,279	345,615	13,782	(11,237)	601,635
Provision/(release) for credit losses	496	61,661	12,680	47,795	(9,706)	706,574	100,939	—	920,439
Total expenses	408,465	44,595	19,599	34,952	145,746	543,482	14,733	(12,937)	1,198,635
Income/(loss) before income taxes	(3,318)	(16,453)	34,541	(5,175)	(123,162)	316,822	(67,671)	3,161	138,745

Intersegment (expense)/revenue(1)	548	990	500	(2,109)	71	—	—	—	—
Total assets	21,293,161	11,734,670	15,552,072	12,555,445	32,137,759	37,825,803	—	—	131,098,910

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three- Month Period Ended	SHUSA Reportable Segments
March 31, 2015	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$204,714	$64,238	$65,320	$49,090	$15,937	$1,160,005	$94,768	$87	$1,654,159
Total non-interest income	155,268	11,658	7,835	15,971	23,472	321,640	59,202	(15,723)	579,323
Provision/(release) for credit losses	697	1,614	10,838	2,751	31,101	674,688	322,524	—	1,044,213
Total expenses	420,391	44,593	17,673	24,974	43,599	444,988	13,743	(13,676)	996,285
Income/(loss) before income taxes	(61,106)	29,689	44,644	37,336	(35,291)	361,969	(182,297)	(1,960)	192,984

Intersegment revenue/(expense)(1)	363	976	359	(2,325)	627	—	—	—	—
Total assets	22,394,925	15,497,925	14,037,580	11,763,672	25,093,043	34,638,558	—	—	123,425,703

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SC's primary business is the indirect origination of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SC also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand ("Chrysler Capital"), the trade name used in providing services under the ten-year private label financing agreement with the Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet their respective obligations under the agreement could result in the agreement being terminated. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, and SC continues to work with FCA to improve penetration rates and remains confident about the ongoing success of the Chrysler Agreement.

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

Prior to the Change in Control, the Company accounted for its investment in SC under the equity method. Following the Change in Control, the Company consolidated the financial results of SC in the Company’s Condensed Consolidated Financial Statements. The Company’s consolidation of SC is treated as an acquisition of SC by the Company in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations (ASC 805). SC Common Stock is now listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC".

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the first quarter of 2016, unemployment remained flat while market results declined and the gross domestic product ("GDP") growth rate came in under expectations in most quarters, marking overall mixed results for the U.S. economy.

The unemployment rate at March 31, 2016 remained flat at 5.0% compared to 5.0% at December 31, 2015 and improved from 5.5% one year ago. According to the U.S Bureau of Labor Statistics, this job growth is primarily attributable to the professional and business services, retail trade, and health care sectors.

The Bureau of Economic Analysis advance estimate indicates that real GDP grew at an annualized rate of 0.5% during the first quarter of 2016. This is down from a revised rate of 1.4% in the fourth quarter of 2015. The decrease during the quarter is primarily attributed to a decrease in personal consumption expenditures, residential fixed investment, and state and local government spending, but was offset by increased private inventory investment, exports, federal government spending, and nonresidential fixed investment.

Market results were mixed, but mostly positive in the first quarter of 2016. The total year-to-date returns for the following indices, based on closing prices, at March 31, 2016 were:

March 31, 2016
Dow Jones Industrial Average	1.5%
S&P 500	0.8%
NASDAQ Composite	(2.7)%

At its March 2016 meeting, the Federal Open Market Committee (the “FOMC”) decided to keep the federal funds rate target flat at 0.25%-0.5%. The inflation rate remains just under the targeted rate of 2.0%.

The 10-year Treasury bond rate at March 31, 2016 was 1.79%, down from 2.27% at December 31, 2015 and 1.93% one year prior. Over the past year, the 10-year Treasury bond rate decreased 14 basis points. Within the industry, this metric is often considered to correspond to 15- and 30-year mortgage rates.

Mortgage originations continue to climb year over year. At the time of issuance, first quarter 2016 information was not available, however for the fourth quarter of 2015, mortgage originations were up approximately 30% over the prior year. Regarding commercial activity, the most recent indicators from the Mortgage Bankers Association show that commercial real estate and multifamily originations have remained flat year over year. In addition, the ratio of nonperforming loans ("NPLs") to total loans has declined for the past four consecutive years for U.S. banks, including a decreasing trend in 2015 and preliminary results for Q1 2016 indicating continued decrease, which confirms continuing improvement in credit quality and downward trends in general allowance reserves.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of March 31, 2016:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa2	BBB+	Baa2	BBB+	A3	A-	Baa2	BBB+
ST Deposits	P-1	A-2	n/a	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Negative	Stable	Stable	Stable	Stable	Stable

On February 19, 2016, Moody's downgraded the outlook of the Kingdom of Spain from positive to stable. In addition, on February 22, 2016, Moody's affirmed and changed the outlook on the A3 long-term and senior unsecured debt rating of Santander to stable from positive.

Subsequent to the first quarter, on April 1, 2016, S&P affirmed its long- and short-term foreign and local currency sovereign credit ratings on the Kingdom of Spain at BBB+/A-2 and the outlook as stable.

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act ("the ECOA") (which prohibits creditors from discriminating against applicants on the basis of race, color, religion or other factors), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (which provides certain protections for individuals on active duty in the military), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act, (which contains certain requirements relating to the mortgage settlement process), the Expedited Funds Availability Act (which establishes the maximum permissible hold periods for checks and other deposits and the disclosure requirements for funds availability), the Credit Card Accountability, Responsibility and Disclosure Act (which established fair practices relating to the extension of credit under open-end consumer credit plans) and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of, debit cards, ATMs and other electronic banking services), the Expedited Funds Availability Act, as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from FRB for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DFA

The DFA, enacted on July 21, 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and need for government intervention in the financial services sector during the financial crisis, The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the financial services industry, including significantly enhanced regulation. The enhanced regulation has involved and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings. More specifically, the DFA imposes enhanced prudential standards ("EPS") on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions” or "SIFIs"), including the Company, and requires the Board of Governors of the Federal Reserve System (the "Federal Reserve") to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

Under the "Durbin Amendment" to the DFA, in June 2011 the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers, including the Bank, are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA established the CFPB, which has broad powers to set the requirements for the terms and conditions of consumer financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SC, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2.00%, but in October 2014 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). SC believes this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. SC plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, which likely would impact revenue and costs. SC is already subject to such state-level regulation.

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

Volcker Rule

The DFA added new section 13 to the BHC Act, which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities.

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, SC, the Bank and numerous other Santander subsidiaries in the United States and abroad.

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. Santander's compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule. On March 31, 2016, the Company's Chief Executive Officer, on behalf of Santander, provided an attestation to the federal agencies responsible for administering the rule that the compliance program requirements applicable to Santander’s U.S. operations under the Volcker Rule were met by July 21, 2015.

Federal Deposit Insurance Corporation Improvement Act

The Federal Deposit Insurance Corporation Improvement Act established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends on its capital levels with respect to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

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

The rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum common equity tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A capital conservation buffer of 2.5% above these minimum ratios is being phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019. This capital conservation buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and will be phased in over three years.

As of March 31, 2016, the Bank's and the Company's CET1 ratios under Basel III, on a fully phased-in basis under the standardized approach, were 13.54% and 11.18%, respectively. Under the transitions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach, were 13.92% and 11.88%, respectively. The calculation of the CET1 ratio under both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its legal counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. The Company believes that, as of March 31, 2016, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

The Basel III liquidity framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon.

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as EPS and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as the Company are required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company is required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 for the BHC. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results starting July 1, 2017. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

On October 31, 2014, the Basel Committee on Banking Supervision issued the final standard for the NSFR. The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thus reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity position in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. The proposed rule will become a minimum standard by January 1, 2018. The Company is currently evaluating the impact of this proposed rule would have on its financial position, results of operations and disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans. In March 2014 and 2015, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans submitted by the Company. In its 2015 public report on CCAR, the Federal Reserve cited widespread and critical deficiencies in the Company's capital planning processes, including specific deficiencies in governance, internal controls, risk identification and risk management, management information systems, and supporting assumptions and analysis. As a result of the 2014 and 2015 CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve's approval other than the continued payment of dividends on the Company's outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve. The Company submitted its most recent annual capital plan on April 5, 2016 and expects to receive the Federal Reserve's assessment in mid-2016.

On May 1, 2014, SC's Board of Directors declared a cash dividend of $0.15 per share of SC Common Stock (the "May SC dividend"). The Federal Reserve informed the Company on May 22, 2014 that it did not object to SC's payment of the May SC dividend, provided that Santander contribute at least $20.9 million of capital to the Company prior to such payment, so that the Company's consolidated capital position would be unaffected by the May SC dividend. The Federal Reserve also informed the Company that, until the Federal Reserve issues a non-objection to the Company's capital plan, any future SC dividends will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, the Company issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for $21.0 million in cash.

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

On March 11, 2015, the Federal Reserve announced that it had objected to the 2015 capital plan the Company submitted on January 5, 2015, on qualitative grounds due to significant deficiencies in the Company’s capital planning process. Subject to the restrictions outlined above with respect to the 2014 written agreement, the FRB did not object to the Company’s payment of dividends on its outstanding class of preferred stock. The FRB of Boston did object to the requested payment of dividends on SC Common Stock.

On July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of that written agreement, the Company is required to make enhancements with respect to, among other matters, board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

Total Loss-Absorbing Capacity

On October 30, 2015 the Federal Reserve released a notice of proposed rulemaking on total loss absorbing capacity ("TLAC"), long-term debt ("LTD"), and clean holding company requirements for systemically important U.S. BHCs and intermediate holding companies ("IHCs") of systemically important foreign banking organizations ("FBOs"). The Company, as the IHC for Santander in the U.S., will be subject to these requirements.

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

FBOs

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander will transfer substantially all its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which will become an IHC. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. As permitted by the Final Rule, the IHC will be formed, with all but up to 10% of non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

Federal Deposit Insurance Corporation Surcharge Assessment

In March 2016, the FDIC finalized the rule to implement Section 334 of the DFA to provide for a surcharge assessment at an annual rate of 4.5 basis points on banks with over $10 billion in assets to increase the FDIC insurance fund. The FDIC expects to commence the surcharge in the third quarter of 2016, and will continue for eight consecutive quarters. After the eight quarters, a shortfall assessment may be charged by the FDIC. The Company is currently evaluating the impact of the assessment on its financial position, results of operations and disclosures.

Bank Regulations

As a national bank, the Bank is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect the Bank's corporate practices and impose certain restrictions on its activities and investments to ensure that the Bank operates in a safe and sound manner. These laws and regulations also require the Bank to disclose substantial business and financial information to the OCC and the public.

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

The following activities, which were entered into by an unconsolidated related party, are disclosed in response to Section 13(r) with respect to affiliates of Santander U.K. plc ("Santander U.K.") within the Santander group.

During the period covered by this report:

•
Santander UK holds two frozen savings and two frozen current accounts for three customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 while net profits in the first quarter of 2016 were negligible relative to the overall profits of the Company.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation Weapons of Mass Destruction ("NPWMD") designation, holds a mortgage with Santander U.K. that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander U.K. continues to receive repayment installments. In the first quarter of 2016, total revenue in connection with this mortgage was approximately £201.22, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited; with the funds split into the same investment portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £4.89 while net profits in the first quarter of 2016 were negligible relative to the overall profits of Santander.

•
A UK national designated by the U.S. under the SDGT sanctions program, holds a Santander U.K. current account. The account remained in arrears through the first quarter of 2016 (£1,344 in debit) and is currently being managed by Santander U.S. Collections & Recoveries department.

•
In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account. The power of attorney listed on the account is currently designated by the U.S. under the SDGT and Iranian Financial Sanction Regulation ("IFSR") sanctions program. During the first quarter of 2016, revenue generated by Santander U.K. was £73.81 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Santander.

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

In the aggregate, all of the transactions described above resulted in approximately £283.59 in gross revenues whilst net profits to the Santander group in the first quarter of 2016 were negligible relative to the overall profits of Santander. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

The Company does not have any activities, transactions, or dealings which would require disclosure under Section 13(r) to the Securities Exchange Act of 1934 (the "Exchange Act").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion reviews the Company's financial performance and position from a consolidated perspective. Key statement of operations line items and trends are discussed in the section "Results of Operations". Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

Within the "Results of Operations" and "Financial Condition" sections below, we have made certain corrections to previously disclosed amounts to correct for errors related to the allowance for credit losses ("ACL"), TDRs, and the classification of subvention payments related to leased vehicles. Refer to Note 1 of the Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

	Three-Month Period Ended March 31,
	2016	2015
		(as restated)
	(in thousands)
Net interest income	$1,656,184	$1,654,159
Provision for credit losses	(920,439)	(1,044,213)
Total non-interest income	601,635	579,323
General and administrative expenses	(1,108,205)	(963,621)
Other expenses	(90,430)	(32,664)
Income before income taxes	138,745	192,984
Income tax provision	(65,010)	(40,144)
Net income(1)	$73,735	$152,840
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax income of $138.7 million for the three-month period ended March 31, 2016, compared to pretax income of $193.0 million for the three-month period ended March 31, 2015. Factors contributing to these changes were as follows:

•
Net interest income increased $2.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase was primarily due to the increased interest income on loans as a result of the growing RIC and auto loan portfolio.

•
The provision for credit losses decreased $123.8 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease was primarily due to activity in the RIC and auto loan portfolio and the related provisions for these portfolios.

•
Total non-interest income increased $22.3 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to increases in lease income and consumer fees.

•
Total general and administrative expenses increased $144.6 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to increases in lease expense and compensation and benefits.

•
Other expenses increased $57.8 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to an impairment charge related to intangible assets and a loss on debt extinguishment.

•	The income tax provision increased $24.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was due to a higher effective tax rate.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
	2016 (1)			2015, AS RESTATED (1)
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,292,454	$117,861	1.80%	$18,693,856	$106,103	2.30%
LOANS(2):
Commercial loans	31,747,330	258,746	3.28%	28,358,779	223,651	3.20%
Multi-family	9,344,353	84,194	3.62%	8,575,214	89,435	4.23%
Consumer loans:
Residential mortgages	6,405,010	62,361	3.92%	6,910,227	69,571	4.08%
Home equity loans and lines of credit	6,129,858	55,288	3.63%	6,190,517	54,503	3.57%
Total consumer loans secured by real estate	12,534,868	117,649	3.77%	13,100,744	124,074	3.84%
Retail installment contracts and auto loans	26,165,347	1,268,487	19.50%	23,144,693	1,190,504	20.86%
Personal unsecured	2,141,807	158,916	29.84%	2,712,367	181,057	27.07%
Other consumer(3)	1,004,955	22,563	9.03%	1,273,457	29,429	9.37%
Total consumer	41,846,977	1,567,615	15.07%	40,231,261	1,525,064	15.37%
Total loans	82,938,660	1,910,555	9.26%	77,165,254	1,838,150	9.67%
Allowance for loan losses (4)	(3,288,455)	—	—%	(1,860,568)	—	—%
NET LOANS	79,650,205	1,910,555	9.65%	75,304,686	1,838,150	9.90%
Intercompany investments	14,640	225	6.18%	14,640	221	—%
TOTAL EARNING ASSETS	105,957,299	2,028,641	7.70%	94,013,182	1,944,474	8.39%
Other assets(5)	22,888,892			25,073,097
TOTAL ASSETS	$128,846,191			$119,086,279
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,794,180	$14,463	0.54%	$11,596,474	$12,840	0.45%
Savings	4,012,265	1,020	0.10%	3,903,245	1,202	0.12%
Money market	24,369,473	32,456	0.54%	22,056,441	30,355	0.57%
Certificates of deposit	9,013,589	20,861	0.93%	8,185,116	18,996	0.94%
TOTAL INTEREST BEARING DEPOSITS	48,189,507	68,800	0.57%	45,741,276	63,393	0.56%
BORROWED FUNDS:
FHLB advances	12,998,187	48,492	1.50%	7,157,556	43,381	2.46%
Federal funds and repurchase agreements	1,099	1	0.37%	24,722	8	0.13%
Other borrowings	36,435,659	236,159	2.61%	31,894,131	172,086	2.19%
TOTAL BORROWED FUNDS (6)	49,434,945	284,652	2.32%	39,076,409	215,475	2.24%
TOTAL INTEREST BEARING FUNDING LIABILITIES	97,624,452	353,452	1.46%	84,817,685	278,868	1.33%
Noninterest bearing demand deposits	8,412,743			7,943,047
Other liabilities(7)	3,088,484			3,391,312
TOTAL LIABILITIES	109,125,679			96,152,044
STOCKHOLDER’S EQUITY	19,720,512			22,934,235
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$128,846,191			$119,086,279
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,674,964			$1,665,606
NET INTEREST SPREAD (8)			6.24%			7.06%
NET INTEREST MARGIN (9)			6.36%			7.19%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale ("LHFS").

(3)	Other consumer primarily includes recreational vehicle ("RV") and marine loans.

(4)	Refer to Note 4 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$8,725	$1,762
Investments available-for-sale	92,653	77,638
Other investments	9,073	19,068
Total interest income on investment securities and interest-earning deposits	110,451	98,468
Interest on loans	1,899,185	1,834,559
Total Interest Income	2,009,636	1,933,027
INTEREST EXPENSE:
Deposits and customer accounts	68,800	63,393
Borrowings and other debt obligations	284,652	215,475
Total Interest Expense	353,452	278,868
NET INTEREST INCOME	$1,656,184	$1,654,159

Net interest income increased $2.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This was primarily due to interest income earned on continued growth in the RIC and auto loan portfolio in three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015, offset by an increase in interest expense on borrowed funds.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $12.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2016 was $26.3 billion with an average yield of 1.80%, compared to an average balance of $18.7 billion with an average yield of 2.30% for the corresponding period in 2015. Overall, the increase in interest income on investment securities was primarily attributable to an increase of $25.7 million in collateralized mortgage obligations ("CMOs") for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. This was offset by a $10.0 million decrease in dividends on Federal Home Loan Bank ("FHLB") stock for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The yield decrease was primarily due to a change in yield of FHLB stock from 10.36% to 3.75% for the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Interest Income on Loans

Interest income on loans increased $64.6 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase in interest income on loans was primarily due to the growth in originations of the RIC and auto loans and unsecured loan portfolios. Interest income on the RIC and auto loans portfolio increased $78.0 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. This was offset by a decrease in interest on residential mortgage loans of $7.2 million for the three-month period ended March 31, 2016.

The average balance of total loans was $82.9 billion with an average yield of 9.26% for the three-month period ended March 31, 2016, compared to $77.2 billion with an average yield of 9.67% for the corresponding period in 2015. The increase in the average balance of total loans of $5.8 billion was primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increase, was $26.2 billion with an average yield of 19.50% for the three-month period ended March 31, 2016, compared to $23.1 billion with an average yield of 20.86% for the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $5.4 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The average balance of total interest-bearing deposits was $48.2 billion with an average cost of 0.57% for the three-month period ended March 31, 2016, compared to an average balance of $45.7 billion with an average cost of 0.56% for the corresponding period in 2015. The increase in interest expense on deposits and customer-related accounts during the three-month period ended March 31, 2016 was primarily due to the increase in the volume of deposit accounts, along with an increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $69.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase in interest expense on borrowed funds was due to a $10.4 billion increase in total average borrowings for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase was primarily due to $3.6 billion of new debt issued by the Holding Company, an increase of $3.2 billion in FHLB advances by the Bank, and net $1.7 billion of SC securitization activity from March 31, 2015 to March 31, 2016. The average balance of total borrowings was $49.4 billion with an average cost of 2.32% for the three-month period ended March 31, 2016, compared to an average balance of $39.1 billion with an average cost of 2.24% for the corresponding period in 2015.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2016 was $920.4 million, compared to $1.0 billion for the corresponding period in 2015. The activity for the three-month period ended March 31, 2016 is primarily related to RIC and auto loan activity.

	Three-Month Period Ended March 31,
	2016	2015
		(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$3,203,759	$1,750,643
Charge-offs:
Commercial	(39,973)	(19,310)
Consumer	(1,157,627)	(962,668)
Total charge-offs	(1,197,600)	(981,978)
Recoveries:
Commercial	25,414	5,999
Consumer	606,539	504,478
Total recoveries	631,953	510,477
Charge-offs, net of recoveries	(565,647)	(471,501)
Provision for loan and lease losses (1)	895,828	1,049,213
Other(2):
Consumer	—	(27,117)
Allowance for loan and lease losses, end of period	$3,533,940	$2,301,238

Reserve for unfunded lending commitments, beginning of period	$147,397	$132,641
Provision for unfunded lending commitments (1)	24,611	(5,000)
Reserve for unfunded lending commitments, end of period	172,008	127,641
Total allowance for credit losses ("ACL"), end of period	$3,705,948	$2,428,879

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The ratio of net loan charge-offs to average total loans was 0.7% for the three-month period ended March 31, 2016, compared to 0.6% for the corresponding period in 2015.

Consumer loan net charge-offs as a percentage of average consumer loans increased to 1.3% for the three-month period ended March 31, 2016 compared to 1.1% for the three-month period ended March 31, 2015. The increases in consumer loan net charge-offs as a percentage of average consumer loans is primarily attributable to the RIC and auto loan portfolio experiencing portfolio mix shift, lower recovery rates, and less benefit from bankruptcy sales.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were less than 0.04% for the three-month period ended March 31, 2016 and March 31, 2015.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
		(As Restated)
	(in thousands)
Consumer fees	$123,682	$98,039	$25,643	26.2%
Commercial fees	41,294	42,685	(1,391)	(3.3)%
Mortgage banking income, net	16,344	17,863	(1,519)	(8.5)%
Equity method investments loss, net	(4,192)	(7,354)	3,162	(43.0)%
Bank-owned life insurance	13,728	12,956	772	6.0%
Lease income	434,652	312,310	122,342	39.2%
Miscellaneous income	(50,294)	93,267	(143,561)	(153.9)%
Net gain recognized in earnings	26,421	9,557	16,864	176.5%
Total non-interest income	$601,635	$579,323	$22,312	3.9%

Total non-interest income increased $22.3 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase for the three-month period ended March 31, 2016 was primarily due to the gain on lease income related to the growth in the lease portfolio offset by a decrease in miscellaneous income attributable to the first quarter markdown to fair value on personal unsecured LHFS.

Consumer Fees

Consumer fees increased $25.6 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to the $21.0 million increase in loan servicing income, which is largely attributable to the Company's growing RIC and auto loan serviced for others portfolio.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $1.4 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
	(in thousands)
Mortgage and multifamily servicing fees	$10,820	$11,233	$(413)	(3.7)%
Net gains on sales of residential mortgage loans and related securities	3,132	6,204	(3,072)	(49.5)%
Net gains on sales of multifamily mortgage loans	400	4,947	(4,547)	(91.9)%
Net gains on hedging activities	22,074	8,600	13,474	156.7%
Net losses from changes in MSR fair value	(14,356)	(6,990)	(7,366)	105.4%
MSR principal reductions	(5,726)	(6,131)	405	(6.6)%
Total mortgage banking income, net	$16,344	$17,863	$(1,519)	(8.5)%

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

Mortgage banking revenue decreased $1.5 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This change was primarily due to an increase in gains on mortgage banking hedging activities offset by a decrease in the gain on sales of multifamily mortgage loans and a decrease in the change in MSR fair value discussed in further detail below.

Since 2014, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fee fluctuations from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%
September 30, 2015	3.88%	3.13%
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $0.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. At March 31, 2016 and March 31, 2015, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $848.7 million and $2.7 billion, respectively. The decrease in loans serviced for others is primarily due to the 2015 repurchase of loans sold to FNMA for which the Company retained servicing.

Net gains on sales of residential mortgage loans and related securities decreased $3.1 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. For the three-month period ended March 31, 2016, the Company sold $381.1 million of mortgage loans for a gain of $3.1 million, compared to $365.6 million of loans sold for a gain of $6.2 million for the three-month period ended March 31, 2015.

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

Net gains on sales of multifamily mortgage loans decreased $4.5 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease was primarily due to a $0.4 million release in the FNMA recourse reserve for the three-month period ended March 31, 2016 compared to $4.9 million for the three-month period ended March 31, 2015.

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

At March 31, 2016 and December 31, 2015, the Company serviced loans with a principal balance of $543.7 million and $552.1 million, respectively, for FNMA. These loans had a credit loss exposure of $34.4 million and $34.4 million as of March 31, 2016 and December 31, 2015, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of March 31, 2016 and December 31, 2015, the Company had a liability of $6.4 million and $6.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to FNMA under this program.

Net gains on hedging activities increased $13.5 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net (losses) from changes in MSR fair value increased $7.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The carrying value of the related MSRs at March 31, 2016 and December 31, 2015 were $130.7 million and $147.2 million, respectively. The MSR asset fair value changes for the three-month period ended March 31, 2016 was the result of decreases in interest rates.

The Company recognized $5.7 million of principal reductions for the three-month period ended March 31, 2016, compared to $6.1 million for the corresponding period in 2015. This decrease was due to continued decreases in prepayments and mortgage refinancing.

Equity method investments loss, net

Equity method investments loss, net consists of income and losses on investments in unconsolidated entities and joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. These include investments in community reinvestment projects and entities which own wind power generating projects. Equity method investments loss, net increased $3.2 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $0.8 million, for the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Lease income

Lease income increased $122.3 million, on an average leased vehicle portfolio balance of $8.7 billion for the three-month period ended March 31, 2016, compared to an average balance of $7.0 billion for the corresponding period in 2015. This increase was the result of the Company's efforts to grow the lease portfolio.

As disclosed within Note 1 to the Condensed Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Condensed Consolidated Statements of Operations for all periods presented.

Net gain recognized in earnings

Net gains recognized in earnings increased $16.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The net gain for the three-month period ended March 31, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $726.8 million for a gain of $19.5 million and the sale of U.S. Treasury securities with a book value of $2.8 billion for a gain of $6.7 million. The net gain realized for the three-month period ended March 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $305.4 million for a gain of $9.2 million. The increased gains on sale of investment securities in the first quarter of 2016 was a result of overall balance sheet and interest rate risk management.

Miscellaneous Income

Miscellaneous income decreased $143.6 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease for the three-month period ended March 31, 2016 was primarily due to a $68.3 million mark down of the fair value associated with the personal unsecured LHFS. For further discussion please see Note 16.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
		(As Restated)
	(in thousands)
Compensation and benefits	$366,119	$319,852	$46,267	14.5%
Occupancy and equipment expenses	133,673	129,166	4,507	3.5%
Technology expense	44,816	42,089	2,727	6.5%
Outside services	70,220	48,399	21,821	45.1%
Marketing expense	19,282	14,341	4,941	34.5%
Loan expense	99,995	105,431	(5,436)	(5.2)%
Lease expense	293,779	235,883	57,896	24.5%
Other administrative expenses	80,321	68,460	11,861	17.3%
Total general and administrative expenses	$1,108,205	$963,621	$144,584	15.0%

Total general and administrative expenses increased $144.6 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $46.3 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. The primary driver of this increase was the Company's headcount, in particular within its consumer finance subsidiary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Outside services increased $21.8 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. This increase was primarily due to increased consulting service fees that relate to regulatory-related initiatives, including preparation for meeting the requirements of the IHC implementation rules. Consulting fees increased $14.8 million for the three-month period ended March 31, 2016 from the corresponding period in 2015, which accounts for 68.0% of the increase.

•
Loan expense decreased $5.4 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. This decrease was primarily due to a decrease of $17.2 million in loan servicing expenses. The decrease was offset by a $14.6 million increase in loan collection expenses largely associated with the growing RIC and auto loan portfolio.

•
Lease expense increased $57.9 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with this portfolio.

As disclosed within Note 1 to the Condensed Consolidated Financial Statements, during the year 2015, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Condensed Consolidated Statements of Operations for all periods presented.

•
Other administrative expenses increased $11.9 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. The increase is due to a $7.1 million increase in the accrual for open regulatory and government matters that accounted for approximately 59.6% of the increase.

OTHER EXPENSES

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
	(in thousands)
Amortization of intangibles	$35,238	$16,806	$18,432	109.7%
Deposit insurance premiums and other expenses	22,235	15,809	6,426	40.6%
Loss on debt extinguishment	32,872	—	32,872	100%
Investment expense on affordable housing projects	85	49	36	73.5%
Total other expenses	$90,430	$32,664	$57,766	176.8%

Total other expenses increased $57.8 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The primary factors contributing to the increase were:

Amortization of intangibles increased $18.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to a first quarter 2016 impairment of $20.3 million of the Company's trade name intangible asset. For further discussion on the impairment of this trade name intangible asset, please see Note 7 of the Condensed Consolidated Financial Statements.

Deposit insurance premiums and other expenses increased $6.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase was primarily driven by an increase in other expenses attributable to a loss on sale of unfunded commitments to an unconsolidated related party of $6.3 million for the three-month period ended March 31, 2016.

There was $32.9 million of losses on debt extinguishment during the three-month period ended March 31, 2016, compared to no losses for the three-month period ended March 31, 2015. This expense was primarily related to early termination fees incurred by the Company in association with the 2016 termination of legacy FHLB advances.

The Company incurred an investment expense on affordable housing projects of $85.0 thousand for the three-month period ended March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax provision of $65.0 million was recorded for the three-month period ended March 31, 2016, compared to $40.1 million for the corresponding period in 2015. This resulted in an effective tax rate of 46.9% for the three-month period ended March 31, 2016, compared to 20.8% for the corresponding period in 2015.

The Company recognized a discrete income tax provision of $2.9 million for the three-month period ended March 31, 2016 and a discrete income tax benefit of $21.2 million for the three-month period ended March 31, 2015, which resulted in the higher effective tax rate for the three-month period ended March 31, 2016.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at March 31, 2016 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $13.7 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The average balance of the Consumer and Business Banking segment's gross loans was $16.9 billion for the three-month period ended March 31, 2016, compared to $17.6 billion for the corresponding period in 2015. The average balance of deposits was $40.3 billion for the three-month period ended March 31, 2016, compared to $39.1 billion for the corresponding period in 2015, primarily driven by growth in money market accounts. Total non-interest income increased $32.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The provision for credit losses decreased $0.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total expenses decreased $11.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Total assets for the three-month period ended March 31, 2016 were $21.3 billion, compared to $22.4 billion for the corresponding period in 2015. This decrease was primarily driven by a decrease within the mortgage loan portfolio.

Commercial Banking

Net interest income increased $13.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total average gross loans were $11.4 billion for the three-month period ended March 31, 2016, compared to $10.0 billion for the corresponding period in 2015. Total non-interest income increased $0.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The provision for credit losses increased $60.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015 driven by reserves for the energy finance business line. Total expenses remained flat for the three-month period ended 2016, compared to the corresponding period in 2015.

Total assets were $11.7 billion for the three-month period ended March 31, 2016, compared to $15.5 billion for the corresponding period in 2015. Total average deposits remained flat at $8.8 billion for the three-month period ended March 31, 2016, compared to $8.8 billion for the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate

Net interest income decreased $0.6 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The average balance of this segment's gross loans increased to $15.3 billion during the three-month period ended March 31, 2016, compared to $14.0 billion for the corresponding period in 2015. The average balance of deposits were $728.4 million during the three-month period ended March 31, 2016, compared to $801.4 million during the corresponding period in 2015. Total non-interest income decreased $5.8 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The provision for credit losses was $12.7 million for the three-month period ended March 31, 2016, compared to $10.8 million for the corresponding period in 2015. Total expenses increased $1.9 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Total assets were $15.6 billion for the three-month period ended March 31, 2016, compared to $14.0 billion for the corresponding period in 2015 primarily due to the repurchase of two loan portfolios previously sold to FNMA during 2015.

Global Corporate Banking

Net interest income increased $11.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The average balance of this segment's gross loans was $9.9 billion for the three-month period ended March 31, 2016, compared to $8.6 billion for the corresponding period in 2015. The average balance of deposits was $1.9 billion for the three-month period ended March 31, 2016, compared to $1.5 billion for the corresponding period in 2015. Total non-interest income increased $1.3 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The provision for credit losses increased $45.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total expenses increased $10.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Total assets were $12.6 billion for the three-month period ended March 31, 2016, compared to $11.8 billion for the corresponding period in 2015.

Other

Net interest income decreased $37.3 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total non-interest income increased $10.8 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. There was a provision release of $9.7 million for the three-month period ended March 31, 2016, compared to a provision for credit losses of $31.1 million during the corresponding period in 2015. Total expenses increased $102.1 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Total assets were $32.1 billion for the three-month period ended March 31, 2016, compared to $25.1 billion for the corresponding period in 2015.

SC

Net interest income increased $61.3 million for the three-month period ended March 31, 2016, compared to the corresponding period of 2015. Total non-interest income increased $24.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase in income was primarily attributable to increases in loans and leased vehicles during the year. The provision for credit losses increased $31.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total expenses increased $98.5 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Total assets were $37.8 billion for the three-month period ended March 31, 2016, compared to $34.6 billion for the corresponding period of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$9,315,291	11.1%	$8,722,917	10.6%	$8,799,757	11.0%
Commercial and industrial loans and other commercial	23,073,762	27.4%	22,548,351	27.2%	20,982,018	26.3%
Multifamily	9,330,482	11.1%	9,438,463	11.4%	8,552,911	10.7%
Total Commercial Loans	41,719,535	49.6%	40,709,731	49.2%	38,334,686	48.0%
Consumer loans secured by real estate:
Residential mortgages	6,439,118	7.7%	6,467,755	7.8%	7,014,276	8.8%
Home equity loans and lines of credit	6,103,844	7.3%	6,146,913	7.4%	6,171,981	7.7%
Total consumer loans secured by real estate	12,542,962	15.0%	12,614,668	15.2%	13,186,257	16.5%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	26,849,278	32.1%	25,669,232	31.0%	24,413,385	30.6%
Personal unsecured loans	1,672,147	2.0%	2,648,361	3.2%	2,696,815	3.4%
Other consumer	973,026	1.3%	1,032,580	1.4%	1,236,612	1.5%
Total Consumer Loans	42,037,413	50.4%	41,964,841	50.8%	41,533,069	52.0%
Total Loans	$83,756,948	100.0%	$82,674,572	100.0%	$79,867,755	100.0%
Total Loans with:
Fixed	$49,190,802	58.7%	$48,998,148	59.3%	$47,470,966	59.4%
Variable	34,566,146	41.3%	33,676,424	40.7%	32,396,789	40.6%
Total Loans	$83,756,948	100.0%	$82,674,572	100.0%	$79,867,755	100.0%

(1) Includes LHFS

Commercial

Commercial loans (excluding multifamily loans) increased approximately $1.1 billion, or 3.6%, from December 31, 2015 to March 31, 2016, and increased $2.6 billion, or 8.7%, from March 31, 2015 to March 31, 2016. The increases from December 31, 2015 to March 31, 2016 were primarily due to organic growth in commercial real estate of $582.0 million, CEVF of $63.0 million, middle market of $167.0 million, mortgage warehouse of $107.0 million, and dealer floorplan of $104.0 million. The increase from March 31, 2015 to March 31, 2016 was primarily due to organic growth in commercial real estate of $519.0 million, commercial and industrial of $1.3 billion, and other commercial of $592.0 million.

Multifamily loans decreased $108.0 million, or 1.1%, from December 31, 2015 to March 31, 2016, and increased $777.6 million, or 9.1%, from March 31, 2015 to March 31, 2016. The decrease from December 31, 2015 to March 31, 2016 was primarily attributable to normal portfolio activity in which loan repayments of $290.0 million and runoff activity of $30.0 million were offset by $220.0 million in new originations during the period ended March 31, 2016. The increase from March 31, 2015 to March 31, 2016 was primarily due to the Company repurchasing a portfolio of performing multi-family loans from FNMA for $1.4 billion and originations of $1.0 billion offset by loan repayments of $1.5 billion and runoff activity of $158.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the contractual maturity of the Company’s commercial loans at March 31, 2016:

	AT MARCH 31, 2016, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$1,988,423	$5,551,131	$1,775,737	$9,315,291
Commercial and industrial loans	8,744,552	11,756,123	2,573,087	23,073,762
Multifamily loans	883,706	6,582,071	1,864,705	9,330,482
Total	$11,616,681	$23,889,325	$6,213,529	$41,719,535
Loans with:				—
Fixed rates	$2,186,418	$9,383,716	$2,672,657	$14,242,791
Variable rates	9,430,263	14,505,609	3,540,872	27,476,744
Total	$11,616,681	$23,889,325	$6,213,529	$41,719,535

(1) Includes LHFS.

Consumer

Consumer loans secured by real estate decreased $71.7 million, or 0.6%, from December 31, 2015 to March 31, 2016, and decreased $643.3 million, or 4.9%, from March 31, 2015 to March 31, 2016. The primary drivers of the decrease from December 31, 2015 to March 31, 2016 were related to the Residential Mortgage portfolio, specifically loan sales of $374.0 million and runoff of $246.0 million exceeding originations of $591.0 million. The primary drivers of the decrease from March 31, 2015 to March 31, 2016 were related to the Residential Mortgage portfolio, specifically loan sales of $2.5 billion and runoff of $1.1 billion exceeding originations of $3.1 billion.

The consumer loan portfolio not secured by real estate increased $144.3 million, or 0.5%, from December 31, 2015 to March 31, 2016, and increased $1.2 billion, or 4.1%, from March 31, 2015 to March 31, 2016. The increase from December 31, 2015 was primarily due to originations in the RIC and auto loan portfolio of $4.7 billion and growth in the RIC and auto LHFS portfolio of $439.7 million. This growth was offset by RIC and auto loan portfolio paydowns and charge-off activity of $3.2 billion, as well as normal purchase accounting activity. Sales of $1.7 billion occurred during the three-month period ended March 31, 2016, of which $869.4 million was related to the personal unsecured loans portfolio sold, with the balance of sales related to the RIC and auto loan portfolio. The increase from March 31, 2015 to March 31, 2016 was primarily due to originations of $22.4 billion. The growth was offset by loan sales of $9.4 billion, paydowns activity of $10.7 billion, and purchase accounting activity.

As of March 31, 2016, 71.0% of the Company's RIC and auto loan portfolio was nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans, nonetheless, will experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ("DTI") ratio, loan-to-value ("LTV") ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In early 2015, we increased our origination volume of RICs to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors such as the LexisNexis risk view score, LTV ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk appropriate annual percentage rate ("APR") at the time of origination. Origination volume of RICs with less than four trade lines and less than 36 months of credit history was $944.0 million for the three-month periods ended March 31, 2016. Our credit loss allowance forecasting models are not calibrated for this higher concentration of RICs with limited bureau information and, accordingly, as of March 31, 2016, we recorded a qualitative adjustment of $193.3 million, increasing the allowance ratio on individually acquired RICs by 0.7% of unpaid principal balance. This adjustment was necessary to increase the estimated credit loss allowance for additional charge offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination for these RICs in comparison to RICs with standard bureau attributes. This qualitative adjustment was informed by the deteriorating loss trends of the 2015 vintages over a subsequent twelve month forecast horizon. Under assumed scenarios if losses from such 2015 vintages were to increase by 10% and 20%, the ACL would increase by approximately $140.0 million and $279.0 million, respectively.

	March 31, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)		Retail installment contracts and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICOs(1)	6.0%	65.1%	6.0%	64.5%
<600	61.5%	20.8%	61.3%	21.3%
600-639	19.5%	6.6%	19.5%	6.7%
>=640	13.0%	7.5%	13.2%	7.5%
Total	100.0%	100.0%	100.0%	100.0%
(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs loans include $1.3 billion and $905.7 million of LHFS at March 31, 2016 and December 31, 2015, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At March 31, 2016, a typical RIC was originated with an average APR of 16.7% and was purchased from the dealer at a discount of 1.6%. All of the Company's RICs and auto loans are fixed rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RIC incurred as of the balance sheet date. As of March 31, 2016, SC's personal unsecured portfolio was transferred to held for sale and thus does not have a related allowance. The ALLL as a percentage of loans held-for-investment increased from 3.9% at December 31, 2015 to 4.4% at March 31, 2016.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. In connection with this review, on October 9, 2015, SC delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, it completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of approximately $869.4 million as of March 31, 2016.

The other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which we are obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio.

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

The Credit Risk Review group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the nature of the collateral, collateral margin, economic conditions, or other factors. Loan credit quality is subject to scrutiny by business unit management, credit risk professionals, and Internal Audit.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk. Additional credit risk management related considerations are discussed further in the "Allowance for Loan and Lease Losses" section of this MD&A.

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to commercial and industrial customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified LTV ratios and often by a guarantee of the borrower.

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries are mitigated. At March 31, 2016 and December 31, 2015, 21.2% and 22.3%, respectively, of the commercial loan portfolio, excluding multifamily, was unsecured.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider DTI levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined loan-to-value ("CLTV") ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative LTV ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of FHLMC or FNMA. Credit risk is further reduced, since a portion of the Company’s fixed-rate mortgage loan production is sold to investors in the secondary market without recourse.

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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$158,400	$113,178
Commercial and industrial loans and other commercial	252,569	88,910
Multifamily	4,855	9,162
Total commercial loans	415,824	211,250
Consumer:
Residential mortgages	168,212	173,780
Consumer loans secured by real estate	123,883	127,171
Retail Installment Contracts and auto loans	798,401	1,104,986
Other consumer	15,779	22,967
Total consumer loans	1,106,275	1,428,904

Total non-accrual loans	1,522,099	1,640,154

Other real estate owned	36,981	38,959
Repossessed vehicles	188,744	172,375
Other repossessed assets	1,821	374
Total other real estate owned and other repossessed assets	227,546	211,708
Total non-performing assets	$1,749,645	$1,851,862

Past due 90 days or more as to interest or principal and accruing interest	$72,878	$79,346
Annualized net loan charge-offs to average loans (2)	2.7%	3.3%
Non-performing assets as a percentage of total assets	1.3%	1.5%
NPLs as a percentage of total loans	1.8%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.1%	2.2%
ACL as a percentage of total non-performing assets (1)	211.8%	181.0%
ACL as a percentage of total NPLs (1)	243.5%	204.3%

(1)	The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the period ended March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

No commercial loans were 90 days or more past due and still accruing interest as of March 31, 2016. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $133.3 million and $57.1 million at March 31, 2016 and December 31, 2015, respectively. Potential problem consumer loans amounted to $2.9 billion and $3.6 billion at March 31, 2016 and December 31, 2015, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets decreased during the period, to $1.7 billion, or 1.3% of total assets, at March 31, 2016, compared to $1.9 billion, or 1.5% of total assets, at December 31, 2015, primarily attributable to a decrease in NPLs in the RIC and auto loan portfolio, offset by an increase in the commercial loans portfolio.

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

Commercial

Commercial NPLs increased $204.6 million from December 31, 2015 to March 31, 2016. At March 31, 2016, commercial NPLs accounted for 1.0% of total commercial loans, compared to 0.5% of total commercial loans at December 31, 2015. The increase in commercial NPLs was primarily attributable to an increase of NPLs in the commercial real estate portfolio of $45.2 million, which is comprised of two obligor relationships, and an increase of $163.7 million in the commercial and industrial portfolio, primarily related to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016		December 31, 2015
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$168,212	$123,883	$173,780	$127,171
Total loans	$6,439,118	$6,103,844	$6,467,755	$6,146,913
NPLs as a percentage of total loans	2.6%	2.0%	2.7%	2.1%
NPLs in foreclosure status	21.2%	24.1%	43.3%	23.5%

(1) Includes LHFS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes for residential mortgage loans; differences in risk profiles; and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of March 31, 2016, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

New Jersey	25.0%	17.2%
New York	22.9%	27.4%
Pennsylvania	10.9%	22.3%
Massachusetts	18.9%	10.6%
All other states	22.3%	22.5%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 84.4% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 50.0% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position. The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At March 31, 2016 and December 31, 2015, the residential mortgage portfolio included the following Alt-A loans:

	March 31, 2016	December 31, 2015
	(dollars in thousands)

Alt-A loans	$512,527	$531,824
Alt-A loans as a percentage of the residential mortgage portfolio(1)	8.0%	8.2%
Alt-A loans in NPL status	$45,281	$46,426
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	26.9%	26.7%

(1) Includes residential mortgage HFS

The performance of the Alt-A segment has remained poor, averaging an 8.8% NPL ratio in 2016. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.6% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 26.9% at March 31, 2016. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Not Secured by Real Estate

RICs and amortizing term personal loans are classified as non-performing when they are greater than 60 days past due with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to a performing status and the Company returns to accruing interest on the loan. The accrual of interest on revolving personal loans continues until the loan is charged off.

NPLs in the RIC and auto loan portfolio decreased $306.6 million from December 31, 2015 to March 31, 2016. At March 31, 2016, the non-performing RIC and auto loans accounted for 3.0% of total RIC and auto loans, compared to 4.3% of total RIC and auto loans at December 31, 2015. The decrease was primarily attributable to seasonality in the RIC and auto loan portfolio where delinquencies tend to be highest during the holiday months of November-January. NPLs in the other consumer loan portfolio decreased $7.2 million from December 31, 2015 to March 31, 2016. At March 31, 2016 and December 31, 2015, the non-performing other consumer loans accounted for 0.6% of total other consumer loans.

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

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments following modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. For the RIC portfolio, loans may return to accrual status when the balance is 60 days or less past due. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Performing
Commercial	$167,886	$128,073
Residential mortgage	136,793	134,356
Retail installment contracts and auto loan	3,788,647	3,454,861
Other consumer	98,981	90,461
Total performing	4,192,307	3,807,751
Non-performing
Commercial	85,753	66,051
Residential mortgage	63,733	66,573
Retail installment contracts and auto loan	313,958	422,799
Other consumer	47,233	48,073
Total non-performing	510,677	603,496
Total	$4,702,984	$4,411,247

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performing TDRs totaled $4.2 billion at March 31, 2016, an increase of $384.6 million compared to December 31, 2015. Non-performing TDRs totaled $510.7 million at March 31, 2016, a decrease of $92.8 million compared to December 31, 2015. The following table provides a summary of TDR activity:

	Three-Month Period Ended March 31, 2016		Three-Month Period Ended March 31, 2015
	Retail installment contracts and auto loan	All other loans(1)(2)	Retail installment contracts and auto loan	All other loans(1)(2)
	(in thousands)
TDRs, beginning of period(1)	$3,877,660	$520,707	$1,843,967	$524,840
New TDRs	735,903	86,149	1,150,984	37,899
Charged-Off TDRs	(357,964)	(4,240)	(177,742)	(7,570)
Payments on TDRs	(152,994)	(21,771)	(84,750)	(47,418)
TDRs, end of period(2)	$4,102,605	$580,845	$2,732,459	$507,751

(1) Excludes $12.9 million and $16.7 million of SC personal unsecured loans at December 31, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $19.5 million and $17.2 million of SC personal unsecured loans at March 31, 2016 and 2015, respectively, which were reclassified to LHFS during the third quarter of 2015.

Commercial

Performing commercial TDRs increased from $128.1 million, or 66.0% of total commercial TDRs at December 31, 2015 to $167.9 million, or 66.2% of total commercial TDRs at March 31, 2016. Approximately $60.0 million, or 84% of the increase, is attributable to two obligor relationships.

Residential Mortgages

Performing residential mortgage TDRs increased from $134.4 million, or 66.9% of total residential mortgage TDRs at December 31, 2015 to $136.8 million, or 68.2% of total residential TDRs at March 31, 2016.

RIC

The RIC and auto loan portfolio is primarily comprised of nonprime loans (71.0% at March 31, 2016) which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 15.1% of the Company’s total RIC and auto loan portfolio at December 31, 2015 and 15.3% at March 31, 2016. Loan portfolios acquired as part of a business combination like the Change in Control cannot be designated as TDRs under U.S. GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay-off or charge-off.

In accordance with its policies and guidelines, the Company, at times, offer payment deferrals to borrowers on its RICs, under which the consumer is allowed to move up to three delinquent payments to the end of the loan. More than 90% of deferrals granted are for two months. The policies and guidelines limit the number and frequency of deferrals that may be granted to one deferral every six months and eight months over the life of a loan while some marine and recreational vehicle contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments have been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if an account is modified resulting in a deferral. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as TDRs are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of ALLL and related provision for loan and lease losses.

Other Consumer Loans

Performing other consumer loan TDRs increased from $90.5 million, or 65.3% of total other consumer loan TDRs at December 31, 2015 to $99.0 million, or 67.7% of total other consumer loan TDRs at March 31, 2016. Approximately $6.7 million, or 78% of the increase, is attributable to the personal unsecured loan portfolio at SC. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

Delinquencies

At March 31, 2016 and December 31, 2015, the Company's delinquencies consisted of the following:

	March 31, 2016					December 31, 2015
	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$367,143	$2,868,108	$212,031	$222,828	$3,670,110	$390,714	$3,671,736	$233,073	$159,501	$4,455,024
Total Loans(1)	$12,542,962	$26,849,278	$2,645,173	$41,719,535	$83,756,948	$12,614,668	$25,669,232	$3,680,941	$40,709,731	$82,674,572
Delinquencies as a % of Loans	2.9%	10.7%	8.0%	0.5%	4.4%	3.1%	14.3%	6.3%	0.4%	5.4%

(1) Includes LHFS

Overall, total delinquencies have decreased by $784.9 million or 17.6% from December 31, 2015 to March 31, 2016. Consumer loans secured by real estate delinquencies have decreased $23.6 million primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies have decreased $803.6 million and $21.0 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio where delinquencies tend to be highest during the holiday months of November-January. Commercial delinquencies have increased $63.3 million primarily due to two obligor relationships.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES ("ACL")

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as FICO® and CLTV, internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the ALLL and the percentage of each loan type to total loans held-for-investment at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$526,165	51.4%	$433,514	51.2%
Consumer loans	2,962,447	48.6%	2,724,917	48.8%
Unallocated allowance	45,328	n/a	45,328	n/a
Total allowance for loan and lease losses	3,533,940	100.0%	3,203,759	100.0%
Reserve for unfunded lending commitments	172,008		147,397
Total allowance for credit losses	$3,705,948		$3,351,156

General

The ACL increased $354.8 million from December 31, 2015 to March 31, 2016. The increase in the overall ACL was primarily attributable to activity in SC's RIC and auto loan portfolio and the lower of cost or fair value adjustments for new originations of the personal unsecured loan portfolio.

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

The ACL is subject to review by banking regulators. The Company’s primary regulators regularly conduct examinations of the ACL and make assessments regarding its adequacy and the methodology employed in its determination.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and/or additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Company’s credit officers. The Company’s Credit Risk Review Committee assesses whether the Company’s Credit Risk Review Framework and, risk management guidelines established by the Company’s Board and applicable laws and regulations are being followed, and reports key findings and relevant information to the Board. The Company’s Credit Risk Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

The portion of the ALLL related to the commercial portfolio was $526.2 million at March 31, 2016 (1.3% of commercial loans held-for-investment) and $433.5 million at December 31, 2015 (1.1% of commercial loans held-for-investment). The primary factor resulting in the increased ACL allocated to the commercial portfolio is, in part, due to current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves in relation to this portfolio during the quarter.

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

Residential mortgages not adequately secured by collateral are generally charged-off to fair value less cost to sell when deemed to be uncollectible or are delinquent 180 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate.

For residential mortgage loans, loss severity assumptions are incorporated into the loan and lease loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's ALLL incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted. As of March 31, 2016, the Company had $530.6 million and $5.4 billion of consumer home equity loans and lines of credit, which included $229.1 million and $2.9 billion, or 43.2% and 52.7%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 55.4% and 59.5%, respectively, as of March 31, 2016.

A home equity loan or line of credit not adequately secured by collateral is treated similarly to how residential mortgages are treated. A home equity loan or line of credit also incorporate loss severity assumptions into the loan and lease loss reserve model following the same methodology as residential mortgage loans. To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its ALLL for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to January 1, 2019 is approximately 2.5% and not considered significant. The Company's home equity lines of credit originated prior to 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 15 years, along with amortizing repayment periods of up to 15 years. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including FICO credit scoring model score and LTV ratio. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For RIC and personal unsecured loans at SC, the Company estimates the ALLL at a level considered adequate to cover probable credit losses inherent in the non-TDR portfolio and records impairment on the TDR portfolio using a discounted cash flow model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts timing of unit losses and the loan balances at time of default. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

The Company considers changes in the used vehicle index when forecasting recovery rates to apply to the gross losses forecasted by the vintage model. Its models do not include other macro-economic factors. Instead, the ALLL process considers factors such as unemployment rates and bankruptcy trends as potential qualitative overlays. Management reviews idiosyncratic and systemic risks facing the business. This qualitative overlay framework enables the ALLL process to arrive at a provision that reflects all relevant information, including both quantitative model outputs and qualitative overlays.

For the personal unsecured loan portfolio at SC, as of March 31, 2016, there was no allowance associated with the portfolio as the portfolio was transferred to held for sale in the third quarter of 2015. Future originations will also be classified as held-for-sale. In previous periods, including the three months ended March 31, 2015, the Company employed product specific models in determining the required ALLL. For the fixed rate installment loan portfolio, a vintage modeling approach was employed in which the models predicted the timing of losses and the loan balance at the time of default. As these were unsecured loans, the total loss was the loan balance at the time of default. For revolving loans, the model stratified the portfolio based on delinquency categories and age of account. Loss rates were derived from historical experience to determine the expected portfolio losses over the next 12 months.

The allowance for consumer loans was $3.0 billion and $2.7 billion at March 31, 2016 and December 31, 2015, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.5% at March 31, 2016 and 7.0% at December 31, 2015. The increase in the allowance for consumer loans is primarily attributable to SC's RIC and auto loan portfolio. Specifically, the RIC and auto loan portfolio experienced TDR migration and portfolio growth increases to the allowance of $40.0 million and $144.6 million, respectively.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated ALLL was $45.3 million at March 31, 2016 and $45.3 million at December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reserve for Unfunded Lending Commitments

In addition to the ALLL, the Company estimates probable losses related to unfunded lending commitments. The reserve for unfunded lending commitments consists of two elements: (i) an allocated reserve, which is determined by an analysis of historical loss experience and risk factors, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information, and (ii) an unallocated reserve to account for a level of imprecision in management's estimation process. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Condensed Consolidated Balance Sheet. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the ALLL.

The reserve for unfunded lending commitments increased from $147.4 million at December 31, 2015 to $172.0 million at March 31, 2016. This increase was due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in the Company's commercial lending business. As a result of these shifts, the net impact of the increase in the reserve for unfunded lending commitments to the overall ACL is immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, tax-free municipal securities, corporate debt securities, ABS and stock in the FHLB and the FRB. MBS consist of pass-through, CMOs, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale decreased $0.3 billion to $20.5 billion at March 31, 2016, compared to $20.9 billion at December 31, 2015. During the first quarter of 2016, the composition of the Company's investment portfolio changed by decreases in U.S. Treasuries, municipal, and corporate debt securities which were offset by increases in high quality liquid assets ("HQLA") such as MBS and ABS. HQLA are low-risk assets that can easily and immediately be converted into cash at little or no loss of value, such as cash or investment securities guaranteed by a sovereign entity. The decrease was primarily driven by activity within the U.S. Treasuries and state and municipal portfolio, offset by the activity within the MBS portfolios. U.S. Treasuries decreased by $2.8 billion, primarily due to sales and maturities of $2.8 billion. The state and municipal portfolio decreased by $746.3 million primarily due to sales and maturities of $726.8 million. The MBS portfolio increased by $3.0 billion, primarily due to $3.3 billion of investment purchases. During the first quarter of 2016, the Company continued the strategy it implemented in 2015 to improve its liquidity by selling non-HQLA and reinvesting the funds into HQLA. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.

Total gross unrealized losses decreased $132.4 million during first quarter of 2016, primarily due to decreases in interest rates. The majority of the decreases in unrealized losses were in the MBS portfolios, corporate debt, and U.S. Treasury securities. The unrealized losses within the MBS portfolios decreased by $118.7 million, within the corporate debt securities portfolio by $7.6 million, and within the U.S. Treasuries portfolio by $5.7 million. Refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements for additional details.

Other investments, which consists primarily of FHLB stock and FRB stock, slightly decreased from $1.0 billion at December 31, 2015 to $978.5 million at March 31, 2016, primarily due to the FHLB's repurchase of its stock, offset by purchases of FHLB and FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at March 31, 2016 was approximately 4.28 years, compared to 3.94 years at December 31, 2015. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2016 was approximately 2.63 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$7,364,951	$8,197,496
FNMA and FHLMC securities	9,659,645	8,630,503
State and municipal securities	21,627	767,880
Other securities (1)	3,486,893	3,255,616
Total investment securities available-for-sale	20,533,116	20,851,495
Other investments	978,470	1,024,259
Total investment portfolio	$21,511,586	$21,875,754

(1) Other securities primarily include corporate debt securities and ABS.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's Stockholder's equity that were held by the Company at March 31, 2016:

	At March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,833,726	$4,838,774
FHLMC	4,792,105	4,809,875
GNMA (1)	6,960,261	7,009,191
Total	$16,586,092	$16,657,840

(1) Includes U.S government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2016, goodwill totaled $4.4 billion and represented 3.4% of total assets and 22.5% of total stockholder's equity. The following table shows goodwill by reportable segments at March 31, 2016:

	Retail Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Total
	(in thousands)
Goodwill at March 31, 2016	$1,880,304	$870,411	$542,584	$131,130	$1,019,960	$4,444,389

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair valuation of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to SC's share price, which declined during the quarter, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, and the Company recorded an impairment of $4.4 billion. At March 31, 2016 there was $1.0 billion of goodwill allocated to the SC reporting unit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Given the decline in SC's stock price between the December 31, 2015 and March 31, 2016, the Company concluded that the fair value of the SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company conducted an interim goodwill impairment analysis as of March 31, 2016. For the Step 1 analysis, the Company utilized the market capitalization approach to determine the fair value of the reporting unit consistent with the interim impairment test performed at December 31, 2015. The Company also considered SC's stock price for a period of 30 days before and after March 31, 2016. The Company utilized a 35% control premium based on the Company's review of comparable transactions observable in the market place.

Based on the Company's Step 1 analysis, the Company's estimated fair value of the SC reporting unit exceeded its carrying amount by approximately 6% indicating the SC reporting unit was not impaired at March 31, 2016. SC's share price has fluctuated during 2016 and the Company will continue monitoring changes for potential impairment indicators in 2016. It is reasonably possible additional impairment, up to the amount of remaining goodwill, could be recognized based on additional share price declines in future periods.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $946.1 million at March 31, 2016, compared to $942.4 million at December 31, 2015. The increase in total premises and equipment was primarily due to computer software implementations, purchases of furniture, office equipment and ATMs, as well as leasehold improvements in both corporate and retail.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $443.1 million at March 31, 2016 and $324.3 million at December 31, 2015. The $118.8 million increase for the three-month period ended March 31, 2016 was primarily due to a $62.5 million decrease in the deferred tax asset for unrealized gains and losses included in other comprehensive income; a $75.7 million decrease in deferred tax assets related to net operating loss carryforwards and tax credits; a $57.0 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions, a $14.2 million increase in net deferred tax liabilities related to other temporary differences, partially offset by a $43.1 million increase in the deferred tax assets established for the ALLL and a $47.5 million increase in the deferred tax asset established for SC loans mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of March 31, 2016.

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

The Company has not changed its reserve position as of March 31, 2016, and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

OTHER ASSETS

Other assets at March 31, 2016 were $2.2 billion, compared to $1.8 billion at December 31, 2015. The increase in other assets was primarily due to activity in derivative assets and miscellaneous assets and receivables, offset by a decrease in MSRs.

Derivative assets increased $126.6 million, primarily related to an increase in capital market trading due to fluctuations in the mark-to-market valuations.

Miscellaneous assets and receivables increased $261.3 million, primarily due to $182.2 million of unsettled investment sales at March 31, 2016 that did not settle until the second quarter of 2016. In addition, there was a reclass of grounded inventory lease vehicles from other repossessed assets to miscellaneous assets and receivables in the first quarter of 2016.

The increases above were offset by a decrease in MSRs of $16.5 million between December 31, 2015 and March 31, 2016. This was primarily related to a $(14.4) million change in fair value due to valuation assumptions of MSRs.

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

Total deposits and other customer accounts increased $1.4 billion from December 31, 2015 to March 31, 2016. The increase in deposits was primarily comprised of increases in money market accounts of $335.5 million, or 1.4% and CDs of $961.8 million, or 11.3% due mainly to continuing better economic conditions encouraging movement from certain interest-bearing investments to money market accounts and CDs.

Interest-bearing deposit accounts decreased $449.2 million, or 4.4%, primarily due to the shift in deposits to money market accounts and CDs. The Company continues to focus its efforts on attracting and increasing lower-cost deposits, however, the cost of deposits increased from 0.56% for the first quarter of 2015 to 0.57% for the first quarter of 2016.

Time deposits of greater than $250,000 totaled $1.4 billion and $1.5 billion at March 31, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at March 31, 2016 were $50.8 billion, compared to $49.1 billion at December 31, 2015. Total borrowings increased $1.7 billion, primarily due to $1.5 billion of new debt issued by the Parent Company and net $1.1 billion of SC securitization activity, partially offset by a decrease of $1.1 billion in FHLB advances. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued interest	$139,001	$126,771
Accrued federal/foreign/state tax credits	188,131	189,684
Deposits payable	106,485	105,530
Expense accruals	535,029	510,082
Payroll/tax benefits payable	262,572	351,900
Accounts payable	104,855	154,400
Miscellaneous payable	350,238	415,329
Total accrued expenses	$1,686,311	$1,853,696

Accrued expenses decreased $167.4 million, or 9.0%, from December 31, 2015 to March 31, 2016. The decrease in accrued expenses was primarily due to the decrease in payroll and tax benefits payable of $89.3 million, which was related to a $56.1 million decrease in accrued incentive compensation paid out during the first quarter. In addition, there was a decrease in miscellaneous payable of $65.1 million from December 31, 2015 to March 31, 2016 primarily due to a liability recorded at year end related to the purchase price of SDART 2011-3 which was settled during the first quarter of 2016.

Other Liabilities

	March 31, 2016	December 31, 2015
	(in thousands)
Total derivative activity	$444,846	$227,662
Official checks and money orders in process	122,159	105,102
Deferred gains/credits	34,860	32,661
Reserve for unfunded commitments	172,007	147,395
Total other liabilities	$773,872	$512,820

Other liabilities increased $261.1 million, or 50.9%, from December 31, 2015 to March 31, 2016. The increase in other liabilities was primarily related to the increase in liabilities associated with derivative activity of $217.2 million due to fluctuations in the mark-to-market valuations. In addition, there was an increase in the reserve for unfunded commitments of $24.6 million due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in the Company's commercial lending business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 14 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. This is because perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the Company's common stock. The perpetual preferred stock is redeemable at par. As of March 31, 2016, no preferred stock had been redeemed.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment and to maintain appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through retention of quarterly earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2016 and December 31, 2015, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

For a discussion of Basel III, which became effective for SHUSA and the Bank on January 1, 2015, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" within this MD&A.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the Parent Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month period ended March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2016:

	BANK

	March 31, 2016	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.92%	6.50%	4.50%
Tier 1 capital ratio	13.92%	8.00%	6.00%
Total capital ratio	15.36%	10.00%	8.00%
Leverage ratio	11.27%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III phasing-in basis.

	SHUSA

	March 31, 2016	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	11.88%	6.50%	4.50%
Tier 1 capital ratio	13.42%	8.00%	6.00%
Total capital ratio	15.30%	10.00%	8.00%
Leverage ratio	11.52%	5.00%	4.00%

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

On September 15, 2014, the Company entered into a written agreement with the FRB of Boston. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make any capital distribution, in each case without the prior written approval of the FRB of Boston.

On July 2, 2015, the Company entered into another written agreement with the FRB of Boston. Under the terms of this written agreement, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $4.5 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three months ended March 31, 2016, SC completed on-balance sheet funding transactions totaling approximately $2.6 billion, including:

•	a securitization on its SDART platform for $1.0 billion;

•	a securitization on its deeper subprime DRIVE platform for $639.0 million;

•	a private amortizing lease facility totaling $500.0 million; and

•	a top-up of a private amortizing lease facility totaling $500.0 million.

SC also completed $1.7 billion in asset sales, which consists of $860.0 million of recurring monthly sales with its third party flow partners, and the sale of LendingClub assets of $869.4 million to an unrelated third party.

For information regarding SC's debt, see Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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

Available Liquidity

As of March 31, 2016, the Bank had approximately $22.9 billion in committed liquidity from the FHLB and the FRB. Of this amount, $8.1 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2016 and December 31, 2015, liquid assets (cash and cash equivalents, LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $18.4 billion and $21.1 billion, respectively. These amounts represented 32.1% and 37.5% of total deposits at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the Bank had $5.8 billion in cash held at the Federal Reserve. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$835,985	$1,777,665
Net cash (used in) investing activities	(2,259,851)	(7,142,312)
Net cash provided by financing activities	3,046,126	5,058,928

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by operating activities

Net cash provided by operating activities was $0.8 billion for the three-month period ended March 31, 2016, which is comprised of net income of $0.1 billion, $0.9 billion of provision for credit losses, and $1.3 billion in proceeds from sales of LHFS, partially offset by $1.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.8 billion for the three-month period ended March 31, 2015, which was comprised of net income of $0.2 billion, $1.0 billion of provisions for credit losses, $0.9 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, partially offset by $1.2 billion of originations of LHFS, net of repayments.

Cash used in investing activities

For the three-month period ended March 31, 2016, net cash used in investing activities was $2.3 billion, primarily due to $4.1 billion of purchases of investment securities available-for-sale, $2.1 billion in normal loan activity, and $1.6 billion in leased vehicle purchases, partially offset by $4.5 billion of available-for-sale investment securities sales, maturities and prepayments, $0.9 billion in proceeds from sales of loans held-for-investment, and $0.5 billion in proceeds from sales of leased vehicles.

For the three-month period ended March 31, 2015, net cash used in investing activities was $7.1 billion, primarily due to $3.9 billion of purchases of investment securities available-for-sale, $4.0 billion in normal loan activity, and $1.5 billion in leased vehicle purchases, partially offset by $1.8 billion of investment sales, maturities and repayments and $0.6 billion in proceeds from sales of leased vehicles.

Cash provided by financing activities

For the three-month period ended March 31, 2016, net cash provided by financing activities was $3.0 billion, which was primarily due to a $1.4 billion increase in deposits and an increase in net borrowing activity of $1.6 billion.

Net cash provided by financing activities for the three-month period ended March 31, 2015 was $5.1 billion, which was primarily due to an increase in deposits of $1.9 billion and an increase in net borrowing activity of $3.1 billion.

See the Condensed Consolidated Statements of Cash Flows ("SCF") for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Facilities

Warehouse facilities are used to fund originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Warehouse facilities are generally backed by auto RICs and, in some cases, leases or personal loans. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with its liquidity needs.

SC's warehouse facilities generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the line; however, for certain warehouse lines, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lender could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce its interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these agreements could be enforced only with respect to the impacted warehouse line.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2016 and December 31, 2015, there was an outstanding balance on these facilities of $3.3 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or (in the case of the lease facility) residual loss ratios exceeding specified thresholds.

Repurchase Facility

SC also obtains financing through an investment management agreement with BlackRock, whereby it pledges retained subordinated bonds on its securitizations as collateral for repurchase agreements with various borrowers at renewable terms ranging up to 180 days. As of March 31, 2016, there was an outstanding balance of $1.1 billion under the BlackRock repurchase facility. In April 2016, SC entered into a similar repurchase agreement with another third party under which it advanced $237.0 million.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander NY, Santander provides SC with $3.0 billion of long-term committed revolving credit facilities.

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

Until March 4, 2016, when the facilities offered through the Santander New York branch were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $2.5 billion and $3.8 billion under these facilities during the three-month periods ended March 31, 2016 and 2015, respectively. The maximum outstanding balance during each period was $2.9 billion and $4.1 billion, respectively.

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $11.3 billion and $13.7 billion at March 31, 2016 and December 31, 2015, respectively.

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

SC obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency of the market, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SC may choose to issue floating rate securities based on market conditions; in such cases, SC generally executes hedging arrangements outside of the Trust to lock in its cost of funds. Because of prevailing market rates, SC did not issue ABS in 2008 and 2009, but began issuing ABS again in 2010. SC has been the largest issuer of retail auto ABS in the U.S. since 2011. SC has issued a total of more than $48.0 billion in retail auto ABS since 2010.

SC executes each securitization transaction by selling receivables to the Trusts that issue ABS to investors. To attain specified credit ratings for each class of bonds, these transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and over collateralization, whereby more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt of the Trusts, increasing over-collateralization until the targeted level of assets has been reached. Once the targeted level of over-collateralization is reached and maintained, excess cash flows generated by the Trusts are released to SC as distributions from the Trusts. SC also receives monthly servicing fees as servicer for the Trusts. SC's securitizations may require an increase in credit enhancement levels if cumulative net losses exceed a specified percentage of the pool balance. None of SC's securitizations have cumulative net loss percentages above their respective limits.

SC's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs that meet the requirements to be consolidated in SC's financial statements. Following a securitization, the finance receivables and notes payable related to the securitized RICs remain on SC's Condensed Consolidated Balance Sheet. SC recognizes finance and interest income and fee income, as well as provision for credit losses, on the collateralized RIC and interest expense on the ABS issued. While these Trusts are included in SC's Condensed Consolidated Financial Statements, these Trusts    are separate legal entities; thus, the finance receivables and other assets sold to the Trusts are owned by them, are available only to satisfy the notes payable related to the securitized RIC, and are not available to SC's or the Company's creditors or those of its other subsidiaries.

ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as SC, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. SC has completed three securitizations year-to-date in 2016. SC currently has 38 securitizations outstanding in the market with a cumulative ABS balance of approximately $15.7 billion. SC's securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SC generally retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations. SC uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. SC generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.

SC periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations but are issued to banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RIC, loans and leases.

Off-Balance Sheet Financing

SC periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, SC records these transactions as true sales of the RICs securitized, and removes the sold assets from its Condensed Consolidated Balance Sheets. In April 2016 SC executed a Chrysler Capital securitization for which it has not sold the residual and as a result has retained the associated assets and bonds on its condensed consolidated balance sheet. In 2015, SC sold its residual interests in certain aged securitization Trusts, resulting in the deconsolidation of the assets and liabilities of the Trusts.

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

At March 31, 2016, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the three-month period ended March 31, 2016. As of March 31, 2016, the Company had 530,391,043 shares of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$12,521,631	$6,853,103	$5,115,507	$553,021	$—
Notes payable - revolving facilities	10,864,269	3,850,238	7,014,031	—	—
Notes payable - secured structured financings	20,400,011	634,322	5,115,307	10,291,645	4,358,737
Other debt obligations (1) (2)	8,539,799	1,365,020	4,432,010	1,413,434	1,329,335
Junior subordinated debentures due to capital trust entities (1) (2)	441,567	10,133	20,267	20,267	390,900
Certificates of deposit (1)	9,585,371	7,086,477	1,909,592	589,302	—
Non-qualified pension and post-retirement benefits	70,445	6,881	13,906	14,159	35,499
Operating leases(3)	707,916	119,340	200,897	143,395	244,284
Total contractual cash obligations	$63,131,009	$19,925,514	$23,821,517	$13,025,223	$6,358,755

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

In January 2016, the Bank early terminated $0.4 billion of advances maturing in April 2016 for which the Bank recognized a termination fee of $4.4 million. In March 2016, the Bank early terminated $0.9 billion of advances with maturities ranging from September 2016 to February 2018 for with the Bank recognized a termination fee of $28.5 million.

Subsequent to March 31, 2016, the Company terminated $375.0 million in FHLB advances with prepayment fees of $12.3 million.

In February 2016, SHUSA issued $1.5 billion of Senior Unsecured Floating Rate Notes with a maturity of April 2017 to Santander.

Excluded from the above table are deposits of $48.0 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 11 and Note 14 to the Condensed Consolidated Financial Statements.

Flow Agreements

In addition to its credit facilities and secured structured financings, SC has flow agreements in place with Bank of America and Citizens Bank of Pennsylvania ("CBP") for Chrysler Capital RICs, and with another third party for charged off assets.

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

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans that it has purchased, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third-party originator beginning in June 2016 if returns on the purchased pools are greater than originally expected.

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer’s established credit limit.

Under terms of agreements with LendingClub, SC was committed to purchase, at a minimum, through December 31, 2015, the lesser of $30,000 per month or 50% of LendingClub's aggregate "near-prime" (as that term is defined in the agreements) originations and, thereafter through July 2017, the lesser of $30,000 per month or 50% of the lending platform company’s aggregate near-prime originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, SC sent a notice of termination to LendingClub and, accordingly, ceased originations on this platform on January 7, 2016.

In April 2013, SC entered into certain agreements with Bluestem. The terms of the agreements include a commitment by SC to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment executed in June 2014, renewable through April 2022 at Bluestem's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. SC is required to make a monthly profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. Bluestem also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.

As SC refocuses on its core objectives, it continues to perform under various other agreements under which it purchases specified volumes of personal loans originated by third parties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2015, SC made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance platform. SC believes that this will create other opportunities such as expanding it's serviced for others platform and diversifying its funding sources and growing its capital. SC commenced certain marketing activities to find buyers for the personal lending assets. On February 1, 2016, SC completed the sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $869.4 million as of December 31, 2015. Additionally, on March 24, 2016, in preparation for the sale or liquidation of SC's portfolio of loans originated under terms of an agreement whereby SC reviews point-of-sale credit applications for retail store customers, SC notified most of the retailers for which it reviews applications that it will no longer fund new originations effective April 11, 2016.

In April 2014, SC entered into an application transfer agreement with Nissan, whereby SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC pays Nissan a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

Other

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon (Mr. Dundon), DDFS LLC, and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS LLC and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS LLC ("the DDFS Shares") represented approximately 9.7% of SC Common Stock. Also, in connection with and pursuant to the Separation Agreement, on July 2, 2015, Mr. Dundon, the Company, DDFS LLC, SC and Santander entered into an amendment to the Shareholders Agreement (the Second Amendment). The Second Amendment amended, for purposes of calculating the price per share to be paid in the event that a put or call option was exercised with respect to the shares of SC Common Stock owned by DDFS LLC, the definition of the term “Average Stock Price” to mean $26.83. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS LLC is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan which as of March 31, 2016 and December 31, 2015 had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement.

If consummated , the Company would pay DDFS approximately $928.3 million plus interest that accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to the receipt of the applicable regulatory approvals. The Company’s delivery of its irrevocable notice to consummate the Call Transaction created a contingent forward purchase of all of DDFS LLC equity shares in accordance with ASC 480, Distinguishing Liabilities from Equity. Under this guidance the Company will recognize either a contingent forward asset or liability at fair value based on the movement of SC’s stock price in the market as compared to the proposed fixed settlement price of $26.83 per share. Since July 2, 2015 through March 31, 2016, SC’s stock price is lower than $26.83 which would indicate a potential recognition of a contingent forward purchase obligation. The Company’s estimate of the fair value of the contingent forward purchase obligation, based on its assessment of the likelihood of obtaining the required regulatory approvals and its estimate of the accrued interest, was not material to its consolidated financial statements for the prior periods presented as well as to the current quarter. If regulatory approval is obtained, or if the probability of obtaining the regulatory approvals increases, the Company may have to recognize a significant adjustment to its earnings to recognize the change in the fair value of the contingent forward purchase contract.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT

Interest Rate Risk

Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed by the Company's Treasury group and measured by its Market Risk Department, with oversight by the Asset/Liability Committee. In managing interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximizing net interest income and the net interest margin. To achieve these objectives, the Treasury group works closely with each business line in the Company. The Treasury group also uses various other tools to manage interest rate risk, including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitizations/sales, and financial derivatives.

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month LIBOR. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income and balance sheet valuation simulations, shocks to those simulations, and scenario and market value analyses and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at March 31, 2016	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.84)%
Up 100 basis points	2.03%
Up 200 basis points	3.38%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2016 and December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2016	December 31, 2015
Down 100 basis points	(4.55)%	(3.44)%
Up 100 basis points	1.76%	0.73%
Up 200 basis points	1.79%	0.23%

As of March 31, 2016, the Company’s MVE profile showed a decrease of 4.55% for downward parallel interest rate shocks of 100 basis points and also an increase of 1.79% for upward parallel interest rate shocks of 200 basis points. This is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases and their market value appreciation is therefore limited. At the same time, with deposit rates already close to zero, the Company cannot effectively transfer interest rate declines to its NMD customers. For upward parallel interest rate shocks extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks the loss in market value is not offset by the change in the NMD.

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

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

The Company also utilizes forward contracts to manage market risk associated with certain expected investment securities sales and equity options, which manage its market risk associated with certain customer deposit products.

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 11 to the Condensed Consolidated Financial Statements.

EUROPEAN EXPOSURE

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of this MD&A and Notes to the Condensed Consolidated Financial Statements, the Company's exposure to European countries, at book value as of March 31, 2016 and December 31, 2015 includes the following:

	March 31, 2016
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$6,000	$4,967	$10,967
Germany	—	—	137,567	137,567
Great Britain	—	69,098	248,588	317,686
Italy	—	—	56,381	56,381
Netherlands	—	45,968	5,881	51,849
Norway	—	—	7,997	7,997
Portugal	—	—	40,663	40,663
Spain	73,179	7,000	18,210	98,389
Sweden	—	51,954	—	51,954
Switzerland	—	4,998	—	4,998
	$73,179	$185,018	$520,254	$778,451

The fair value of the Company's European exposure at March 31, 2016 was $788.3 million.

	December 31, 2015
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$6,000	$4,964	$10,964
Germany	—	—	137,904	137,904
Great Britain	—	80,106	255,018	335,124
Italy	—	—	56,670	56,670
Netherlands	—	45,966	—	45,966
Norway	—	—	7,996	7,996
Portugal	—	—	40,749	40,749
Spain	93,325	6,999	44,231	144,555
Sweden	—	51,950	—	51,950
Switzerland	—	4,998	—	4,998
	$93,325	$196,019	$547,532	$836,876

The fair value of the Company's European exposure at December 31, 2015 was $837.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

These investments are included within corporate debt securities discussed in Note 3 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $58.4 million, or 7.0%, from December 31, 2015 to March 31, 2016.

As of March 31, 2016, the Company had approximately $315.1 million of loans that were denominated in a currency other than the U.S. dollar.

Overall, gross exposure to the foregoing countries was approximately 0.8% of the Company's total assets as of March 31, 2016, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Incorporated by reference from Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the Company's CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company did not maintain effective disclosure controls and procedures because of the material weaknesses previously identified in our December 31, 2015 Annual Report on Form 10-K.

Notwithstanding these material weaknesses, the Company has concluded that the financial statements included in this report fairly present in all material respects its financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles ("GAAP").

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As reported in our December 31, 2015 Annual Report on Form 10-K we did not maintain effective internal control over financial reporting as of December 31, 2015 as a result of the identified material weaknesses. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. Refer to Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of these material weaknesses.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

We are currently developing our plans to remediate the material weaknesses described in our Form 10-K. The following remediation steps are measures currently being implemented by the Company.

The following remediation steps are among the measures currently being implemented by the Company:

The Company has strengthened the processes and documentation related to the classification of cash flows between operating activities and investing activities including processes to identify and properly classify new, unusual or significant transactions. The Company has also enhanced internal documentation requirements by implementing various checklists for cash flow statement impacts and additional procedures considering the new, unusual or significant transactions in the SCF and implemented additional review procedures for significant and unusual transactions.

•
The Company is enhancing the internal documentation requirements and procedures to be performed related to the goodwill impairment testing and the procedures to be performed over the work prepared by third party valuation specialists.

•	The Company is enhancing the internal documentation requirements and procedures to be performed in the implementation of new accounting models used by the company for financial reporting purposes.

•
The Company has begun efforts in enhancing its oversight of subsidiaries by establishing additional procedures to identify high risk, unusual transactions, or material transactions to ensure that there are sufficient activities performed to ensure accurate and timely financial reporting.

•
The Company developed new TDR credit loss allowance models, refined its loss forecasting methodology to be in compliance with GAAP, and performed additional accounting analyses including documenting how key attributes of accounting guidance have been addressed by the Company.

•	A cross-department change management review process for TDR-related queries was put in place. The Company is also enhancing its processes over identifying, tracking and reporting TDR balances.

•	The Company has begun its efforts to assess and hire additional personnel with the requisite skillsets in certain areas important to financial reporting.

•
The Company has begun to put in place processes to ensure appropriate oversight and accountability of performance of internal control over financial reporting responsibilities and to ensure prioritization of corrective actions.

We are still in the process of developing and implementing these processes and procedures, and believe there is additional time required to complete development and implementation. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are un-remediated at March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter ended March 31, 2016 cover by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 12 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service ("IRS") and Note 14 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

Item 1A	— Risk Factors

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3	— Defaults upon Senior Securities

None.

Item 4	— Mine Safety Disclosures

None.

Item 5	— Other Information

None

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 13, 2016	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	May 13, 2016	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President