Form 10-Q/A
period 2015-03-31
Santander Holdings USA, Inc.
filed 2016-12-08
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2015 (the "Form 10-Q/A").

This Form10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as originally filed with the Securities and Exchange Commission (the "SEC") on May 13, 2015 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) errors in our methodology for estimating credit loss allowance for retail installment contracts ("RICs") held for investment (ii) errors related to the lack of consideration of net discounts when estimating the allowance for credit losses ("ACL") for the non-troubled debt restructurings ("TDRs") portfolio of RICs held for investment, (iii) errors in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on RICs held for investment, and (iv) an error in computing the present value of expected future cash flow whereby the TDRs' weighted average original contractual interest rate was utilized rather than the TDRs' weighted average original effective interest rate as required by accounting principles generally accepted in the United States of America ("GAAP"). The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three months ended March 31, 2015 and 2014. Further explanation regarding the restatement is set forth in Note 18 to the unaudited condensed Consolidated Financial Statements included in this Form 10-Q/A.

The following sections in the Original Filing have been corrected in this Form 10-Q/A to reflect this restatement:

•	Part I - Item 1: Condensed Consolidated Financial Information

•	Part I - Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4: Controls and Procedures

•	Part II - Item 6: Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing.

FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q/A of Santander Holdings USA, Inc. (“SHUSA” or the “Company”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions are intended to indicate forward-looking statements.

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

ABS: Asset-backed securities	GAAP: Accounting principles generally accepted in the United States of America
ACL: Allowance for credit losses	GBM: Global Banking & Markets and Large Corporate Banking
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	GSE: Government-sponsored entities
ASC: Accounting Standards Codification	IHC: U.S. intermediate holding company
ASU: Accounting Standards Update	IHC Implementation Plan: Plan for meeting the requirements of the Final Rule
Bank: Santander Bank, National Association	IPO: Initial public offering
BHC: Bank holding company	IRS: Internal Revenue Service
BOLI: Bank-owned life insurance	ISDA: International Swaps and Derivatives Association, Inc.
Brokers: Independent parties	LCR: Liquidity coverage ratio
CBP: Citizens Bank of Pennsylvania	LHFS: Loans held-for-sale
CCAR: Comprehensive Capital Analysis and Review	LIBOR: London Interbank Offered Rate
CD: Certificate(s) of deposit	LIHTC: Low Income Housing Tax Credit Investment
CEVF: Commercial equipment vehicle funding	LTV: Loan-to-value
CET1: Common equity tier 1	MBS: Mortgage-backed securities
CFPB: Consumer Financial Protection Bureau	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	MSR: Mortgage servicing right
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	MVE: Market value of equity
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	NCI: Non-controlling interest
Chrysler Group: Chrysler Group LLC (FCA US LLC as of December 14, 2014)	NPL: Non-performing loans
CID: Civil investigative demand	NSFR: Net stable funding ratio
CLO: Collateralized loan obligations	OCC: Office of the Comptroller of the Currency
CLTV: Combined loan-to-value	OEM: Original equipment manufacturer
CODM: Chief Operating Decision Maker	OIS: Overnight indexed swap
Company: Santander Holdings USA, Inc.	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	Original filing: Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as originally filed with the SEC on May 13, 2015
CPR: Changes in anticipated loan prepayment rates	OREO: Other real estate owned
DCF: Discounted cash flow	OTS: Office of Thrift Supervision
DDFS: Dundon DFS LLC	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	REIT: Real estate investment trust
DOJ: Department of Justice	OTTI: Other-than-temporary impairment
DOJ Order: Consent order signed by SCUSA with the DOJ on February 25, 2015 that resolved claims related to certain of SCUSA's repossession and collection activities.	RV: Recreational vehicle
DTI: Debt-to-income	S&P: Standard & Poor's
ECOA: Equal Credit Opportunity Act	Santander: Banco Santander, S.A.
EPS: Enhanced Prudential Standards	Santander NY: New York branch of Banco Santander, S.A.

Exchange Act: Securities Exchange Act of 1934, as amended	Santander UK: Santander UK plc
FASB: Financial Accounting Standards Board	SCF: Statement of Cash Flows
FBO: Foreign banking organization	SCRA: Servicemember Civil Relief Act
FDIC: Federal Deposit Insurance Corporation	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
Federal Reserve: Board of Governors of the Federal Reserve System	SCUSA Common Stock: Common shares of SCUSA
FHLB: Federal Home Loan Bank	SEC: Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	Securities Act: Securities Act of 1933, as amended
FICO: Fair Isaac Corporation® credit scoring model	SHUSA: Santander Holdings USA, Inc.
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SPE: Special purpose entity
FNMA: Federal National Mortgage Association	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FOMC: Federal Open Market Committee	SUBI: Special unit of beneficial interest (in a titling trust used to finance leases)
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FVO: Fair value option	Trusts: Securitization trusts
UPB: Unpaid principal balance
VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except for share data)
	As Restated (Note-18)	As Restated (Note-18)
ASSETS
Cash and cash equivalents	$1,885,507	$2,201,783
Investment securities:
Available-for-sale at fair value	18,429,023	15,908,078
Trading securities	—	833,936
Other investments	853,657	816,991
Loans held for investment (1) (5)	78,438,960	75,995,467
Allowance for loan losses (5)	(2,281,287)	(1,701,602)
Net loans held for investment	76,157,673	74,293,865
Loans held-for-sale (2)	1,361,895	260,252
Premises and equipment, net (3)	840,250	854,671
Leased vehicles, net (5) (6)	7,056,958	6,623,970
Accrued interest receivable (5)	547,789	559,962
Equity method investments	195,078	227,991
Goodwill	8,951,484	8,951,484
Intangible assets	690,181	706,988
Bank-owned life insurance	1,698,261	1,686,491
Restricted cash (5)	2,801,427	2,024,838
Other assets (4) (5)	1,947,348	2,869,580
TOTAL ASSETS	$123,416,531	$118,820,880
LIABILITIES
Accrued expenses and payables	$1,273,286	$1,891,235
Deposits and other customer accounts	54,368,932	52,474,007
Borrowings and other debt obligations (5)	42,774,513	39,679,382
Advance payments by borrowers for taxes and insurance	221,087	166,144
Deferred tax liabilities, net	1,092,718	1,159,971
Other liabilities	768,500	722,685
TOTAL LIABILITIES	100,499,036	96,093,424
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at March 31, 2015 and at December 31, 2014, respectively)	14,730,156	14,729,609
Accumulated other comprehensive loss	(44,920)	(96,410)
Retained earnings	3,928,183	3,846,417
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,808,864	18,675,061
Noncontrolling interest	4,108,631	4,052,395
TOTAL STOCKHOLDER'S EQUITY	22,917,495	22,727,456
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$123,416,531	$118,820,880

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
(6) Net of accumulated depreciation of $1.1 billion and $817.9 million at March 31, 2015 and December 31, 2014, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
	(As Restated - Note 18)	(As Restated - Note18)
INTEREST INCOME:
Loans	$1,803,678	$1,328,500
Interest-earning deposits	1,762	1,995
Investment securities:
Available-for-sale	77,417	61,192
Other investments	19,068	8,107
TOTAL INTEREST INCOME	1,901,925	1,399,794
INTEREST EXPENSE:
Deposits and other customer accounts	63,393	48,947
Borrowings and other debt obligations	215,475	185,154
TOTAL INTEREST EXPENSE	278,868	234,101
NET INTEREST INCOME	1,623,057	1,165,693
Provision for credit losses	1,053,639	310,869
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	569,418	854,824
NON-INTEREST INCOME:
Consumer fees	100,704	82,964
Commercial fees	42,685	42,970
Mortgage banking income, net	17,863	12,947
Equity method investments (loss)/income, net	(7,133)	19,676
Bank-owned life insurance	12,956	14,182
Lease income	313,331	89,028
Miscellaneous income	96,540	144,139
TOTAL FEES AND OTHER INCOME	576,946	405,906
Gain on Change in Control	—	2,417,563
Net gain on sale of investment securities	9,557	1,944
Net gain recognized in earnings	9,557	2,419,507
TOTAL NON-INTEREST INCOME	586,503	2,825,413
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	319,101	318,670
Occupancy and equipment expenses	129,166	120,869
Technology expense	42,089	40,270
Outside services	48,399	35,959
Marketing expense	14,341	14,100
Loan expense	93,797	68,829
Lease expense	240,948	61,444
Other administrative expenses	71,666	54,116
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	959,507	714,257
OTHER EXPENSES:
Amortization of intangibles	16,806	12,049
Deposit insurance premiums and other expenses	15,809	14,420
Loss on debt extinguishment	—	3,635
Investment expense on qualified affordable housing projects	49	—
Impairment of long-lived assets	—	3,323
TOTAL OTHER EXPENSES	32,664	33,427
INCOME BEFORE INCOME TAXES	163,750	2,932,553
Income tax provision	36,909	1,054,279
NET INCOME INCLUDING NONCONTROLLING INTEREST	126,841	1,878,274
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	41,425	111,756
NET INCOME ATTRIBUTABLE TO SHUSA	$85,416	$1,766,518
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2015	2014
	(As Restated - Note 18)	(As Restated - Note18)
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$126,841	$1,878,274
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(15,115)	7,760
Net unrealized gains on available-for-sale investment securities, net of tax	65,990	82,861
Pension and post-retirement actuarial gain, net of tax	615	562
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	51,490	91,183
COMPREHENSIVE INCOME	$178,331	$1,969,457
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$41,425	$111,756
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$136,906	$1,857,701

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(in thousands)

(As Restated - Note 18)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,426,205	$—	$13,577,098
Comprehensive income	—	—	—	91,183	1,766,518	—	1,857,701
Comprehensive income attributable to NCI	—	—	—	—	—	111,756	111,756
SCUSA Change in Control(1)	—	—	—	—	—	3,483,446	3,483,446
Impact on SC Stock Option Activity	—	—	—	—	—	102,250	102,250
Issuance of common stock	10,000		2,500,000	—	—	—	2,500,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	242	—	—	—	242
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2014	530,307	$195,445	$14,710,058	$(163,185)	$3,189,073	$3,697,452	$21,628,843
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

(As Restated - Note 18)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
Comprehensive income	—	—	—	51,490	85,416	—	136,906
Comprehensive Income Attributable to NCI	—	—	—	—	—	41,425	41,425
Impact of SCUSA Stock Option Activity	—	—	—	—	—	14,811	14,811
Stock issued in connection with employee benefit and incentive compensation plans	—	—	547	—	—	—	547
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2015	530,391	$195,445	$14,730,156	$(44,920)	$3,928,183	$4,108,631	$22,917,495

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$126,841	$1,878,274
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	—	(2,280,027)
Net gain on sale of SCUSA shares	—	(137,536)
Gain on sale of branches	—	(10,648)
Impairment of capitalized software	—	3,323
Provision for credit losses	1,053,639	310,869
Deferred taxes	(71,514)	863,481
Depreciation, amortization and accretion	100,151	(21,983)
Net gain on sale of loans	(14,501)	(37,471)
Net gain on sale of investment securities	(9,557)	(1,944)
Net gain on sale of leased vehicles	(10,847)	—
Loss on debt extinguishment	—	3,635
Net loss on real estate owned and premises and equipment	364	689
Stock-based compensation	5,778	2,707
Equity loss/(earnings) on equity method investments	7,133	(19,676)
Originations of loans held-for-sale, net of repayments	(1,190,069)	(831,266)
Proceeds from sales of loans held-for-sale	905,354	1,176,991
Purchases of trading securities	(390,192)	—
Proceeds from sales of trading securities	823,801	—
Net change in:
Other assets and bank-owned life insurance	330,671	33,643
Other liabilities	54,312	374,406
Other	—	(790)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,721,364	1,306,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	1,010,515	88,113
Proceeds from prepayments and maturities of available-for-sale investment securities	827,886	630,324
Purchases of available-for-sale investment securities	(3,940,818)	(600,812)
Proceeds from sales of other investments	140,949	154,126
Purchases of other investments	(153,034)	(70,675)
Net change in restricted cash	(776,589)	(142,373)
Proceeds from sales of loans held for investment	410,930	674,777
Proceeds from the sales of equity method investments	14,988	—
Distributions from equity method investments	1,050	1,936
Contributions to equity method investments	—	(18,459)
Purchases of loans held for investment	(57,886)	(994,166)
Net change in loans other than purchases and sales	(3,917,765)	(2,539,031)
Purchases of leased vehicles	(1,531,304)	(1,046,965)
Proceeds from the sale of leased vehicles	586,664	8,642
Manufacturer incentives	308,636	174,941
Proceeds from sales of real estate owned and premises and equipment	23,188	246,127
Purchases of premises and equipment	(39,957)	(97,285)
Cash collateral paid on derivatives	—	(18,795)
Net cash transferred on the sale of branches	—	(151,286)
Proceeds from sale of SCUSA shares	—	320,145
Cash acquired in SCUSA Change in Control	—	11,076
NET CASH USED IN BY INVESTING ACTIVITIES	(7,092,547)	(3,369,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,894,925	797,918
Net change in short-term borrowings	(3,400,000)	(1,174,571)
Net proceeds from long-term borrowings	11,935,538	6,552,549
Repayments of long-term borrowings	(9,051,010)	(5,865,577)
Proceeds from FHLB advances (with maturities greater than 90 days)	3,750,000	—
Repayments of FHLB advances (with maturities greater than 90 days)	(135,000)	(813,635)
Net change in advance payments by borrowers for taxes and insurance	54,943	71,364
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Proceeds from the issuance of common stock	9,161	1,754,827
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,054,907	1,319,225

NET DECREASE IN CASH AND CASH EQUIVALENTS	(316,276)	(743,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,201,783	4,226,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,885,507	$3,483,209

SUPPLEMENTAL DISCLOSURES
Income taxes (received)/paid, net	$(237,980)	$(29,895)
Interest paid	281,952	258,501

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	9,628	13,816
Loans transferred to repossessed vehicles	18,170	238,013
Loans transferred from held for investment to held for sale, net	848,137	—
Conversion of debt to common equity	—	750,000
Liquidation of common equity securities	—	24,742
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Significant Accounting Policies

Management has identified accounting for consolidation, business combinations, the allowance for loan losses for originated and purchased loans and the reserve for unfunded lending commitments, loan modifications and troubled debt restructurings, goodwill, derivatives and hedge activities, and income taxes as the Company's significant accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, with the exception of the items noted in the section "Changes in Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

•
In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a deduction from the recognized debt liability, and eliminates prior guidance which required that debt issuance costs be recorded as a deferred charge. This amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. Adoption of the amendment by the Company must be on a retrospective basis. This ASU was adopted as part of the Form 10-Q/A and did not have a material effect on the condensed consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan and lease losses and reserve for unfunded lending commitments, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, derivatives and hedge activities, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2015 through the Original Filing of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2015 other than the transaction disclosed within Note 10 and 17 of these Condensed Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the Financial Accounting Standards Board (“FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period. On April 29, 2015, the FASB voted to propose a one-year deferral for the effective date of the amendment. If approved following the 30-day comment period, the amendment would be effective for the Company for the first annual period ending after December 15, 2017. The amendment should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

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

NOTE 3. BUSINESS COMBINATIONS (As Restated)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (As Restated) (continued)

January 28, 2014
(dollars in thousands)
Fair value of noncontrolling interest in SCUSA	$3,273,265
Fair value of SCUSA employee vested stock options	210,181
Fair value of SHUSA remaining ownership interest in SCUSA	5,063,881
Fair value of equity-related interests in SCUSA	$8,547,327

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$11,075
Restricted cash	1,704,906
Loan receivables - held for sale	990,137
Loan receivables - retail installment contracts	19,870,790
Loan receivables from dealers	102,689
Loan receivables - unsecured	1,009,896
Premises and equipment	74,998
Leased vehicles, net	2,486,929
Intangibles	768,750
Miscellaneous receivables and other assets	1,061,351
Deferred tax asset	7,210
Borrowings and other debt obligations	(24,497,607)
Accounts payable and accrued liabilities	(570,852)
Total identifiable net assets	3,020,272

Goodwill	$5,527,055

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
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (As Restated) (continued)

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

The loans purchased in the Change in Control were recognized at fair value, which was at a discount to the unpaid principal balance ("UPB") of the loans. Discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces the allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire unaccreted discount on these loans available to absorb credit losses in the purchased portfolio when determining the ACL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. This policy does not apply to purchases of loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the fair value option ("FVO"), or to the RICs originated after the Change in Control.

January 28, 2014
(in thousands)
UPB (1)	$20,343,356
UPB - FVO (2)	2,611,446
Total UPB	22,954,802
Purchase Marks (3)	(3,084,012)
Total	19,870,790

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of the receivables.

(2)	The Company elected to account for these loans under the FVO.

(3)	Includes purchase marks of $741.1 million related to purchase loan portfolios on which we elected to apply the FVO.

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
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (As Restated) (continued)

Gain on Change in Control

The Company recognized a pre-tax gain of $2.4 billion in connection with the Change in Control in Non-interest income in the Condensed Consolidated Statement of Operations.

January 28, 2014
(in thousands)

Gain attributable to SCUSA shares sold	$137,536
Gain attributable to the remaining equity interest (as restated)	2,280,027
Total pre-tax gain (as restated)	$2,417,563

In connection with the closing of the IPO on January 28, 2014, the Company sold 13,895,243 shares of SCUSA Common Stock, which generated proceeds of $320.1 million and a realized gain on sale of $137.5 million.

Proforma Financial Information (Unaudited)

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

	SCUSA Amounts Included in Results for Three-Month Period Ended March 31, 2014	Supplemental Pro Forma Combined for the Three- Month Period Ended March 31, 2014 (b)
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,020,960	$1,930,714
Net Income including Noncontrolling Interest	282,902	105,669

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

At March 31, 2015 and December 31, 2014, the Company had $68.2 million and $67.3 million, respectively, of accrued interest related to investment securities.

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

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated)

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts . The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $54.0 billion at March 31, 2015 and $51.7 billion at December 31, 2014.

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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,799,757	11.2%	$8,739,233	11.5%
Commercial and industrial loans	18,790,050	24.0%	17,092,828	22.5%
Multi-family loans	8,552,911	10.9%	8,705,890	11.5%
Other commercial(2)	2,148,280	2.7%	2,084,232	2.7%
Total commercial loans held for investment	38,290,998	48.8%	36,622,183	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,716,182	8.6%	6,773,575	8.9%
Home equity loans and lines of credit	6,176,299	7.9%	6,211,298	8.2%
Total consumer loans secured by real estate	12,892,481	16.5%	12,984,873	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated	12,420,733	15.8%	9,935,503	13.1%
Retail installment contracts and auto loans - purchased	10,901,321	13.9%	12,449,526	16.4%
Personal unsecured loans	2,696,815	3.4%	2,696,820	3.5%
Other consumer(3)	1,236,612	1.6%	1,306,562	1.7%
Total consumer loans	40,147,962	51.2%	39,373,284	51.8%
Total loans held for investment(1)	$78,438,960	100.0%	$75,995,467	100.0%
Total loans held for investment:
Fixed rate	$45,779,588	58.4%	$45,109,343	59.4%
Variable rate	32,659,372	41.6%	30,886,124	40.6%
Total loans held for investment(1)	$78,438,960	100.0%	$75,995,467	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $1.2 billion as of March 31, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at March 31, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2015	December 31, 2014
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,170,416	$3,218,150
Middle Markets Real Estate	3,991,045	3,743,099
Santander Real Estate Capital	1,638,296	1,777,984
Total commercial real estate	8,799,757	8,739,233
Commercial and industrial loans(3)	18,790,050	17,092,828
Multi-family loans	8,552,911	8,705,890
Other commercial	2,148,280	2,084,232
Total commercial loans held for investment	$38,290,998	$36,622,183

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.
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

In accordance with the Company's accounting policy when establishing the collective ACL for originated loans, the Company's estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off, while it considers the entire discount for loan portfolios purchased at a discount as available to absorb the credit losses when determining the ACL specific to these portfolios. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. This accounting policy is not applicable for the purchased loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the FVO.

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2015	December 31, 2014
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,716,182	$6,773,575
Home equity loans and lines of credit	6,176,299	6,211,298
Total consumer loans secured by real estate	12,892,481	12,984,873
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated(4)	12,420,733	9,935,503
Retail installment contracts and auto loans - purchased	10,901,321	12,449,526
Personal unsecured loans	2,696,815	2,696,820
Other consumer	1,236,612	1,306,562
Total consumer loans held for investment	$40,147,962	$39,373,284

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages excludes $298.1 million and $195.7 million of LHFS at March 31, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans excludes $1.0 billion and $45.4 million of LHFS at March 31, 2015 and December 31, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

The RICs and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the Change in Control, (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
RICs - Purchased:
UPB (1)	$11,777,089	$13,366,188
UPB - FVO (2)	534,880	716,923
Total UPB	12,311,969	14,083,111
Purchase Marks (3)	(1,410,648)	(1,633,585)
Total RICs - Purchased	10,901,321	12,449,526

RICs - Originated:
UPB (1)	12,867,570	10,273,931
Net discount	(470,995)	(367,369)
Total RICs - Originated	12,396,575	9,906,562
SBNA auto loans	24,158	28,941
Total RICs originated post-change in control	12,420,733	9,935,503
Total RICs and auto loans	$23,322,054	$22,385,029
(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $107.6 million and $130.2 million as of March 31, 2015 and December 31, 2014, respectively, related to purchased loan portfolios on which we elected to apply the FVO.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month period ended March 31, 2015 and 2014 was as follows:

	Three-Month Period Ended March 31, 2015
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$401,553	$1,267,025	$33,024	$1,701,602
Provision for loan losses	24,801	995,563	38,275	1,058,639
Other(3)	—	(27,117)	—	(27,117)
Charge-offs	(19,339)	(942,975)	—	(962,314)
Recoveries	5,999	504,478	—	510,477
Charge-offs, net of recoveries	(13,340)	(438,497)	—	(451,837)
Allowance for loan and lease losses, end of period	$413,014	$1,796,974	$71,299	$2,281,287

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for/ (Recovery of) unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	127,641	—	—	127,641
Total allowance for credit losses, end of period	$540,655	$1,796,974	$71,299	$2,408,928
Ending balance, individually evaluated for impairment(2)	$78,665	$286,453	$—	$365,118
Ending balance, collectively evaluated for impairment	334,349	1,510,521	71,299	1,916,169

Financing receivables:
Ending balance	$38,335,323	$41,465,532	$—	$79,800,855
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	44,325	1,993,666	—	2,037,991
Ending balance, individually evaluated for impairment(2)	478,179	3,020,216	—	3,498,395
Ending balance, collectively evaluated for impairment	37,812,819	36,451,650	—	74,264,469

(1)	Represents LHFS and those loans for which the Company has elected the FVO.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for / (Recovery of) loan losses	21,891	312,105	16,873	350,869
Charge-offs	(29,593)	(143,245)	—	(172,838)
Recoveries	5,388	72,876	—	78,264
Charge-offs, net of recoveries	(24,205)	(70,369)	—	(94,574)
Allowance for loan and lease losses, end of period	$440,760	$605,383	$44,489	$1,090,632

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for/ (Recovery of) unfunded lending commitments	(40,000)	—	—	(40,000)
Reserve for unfunded lending commitments, end of period	180,000	—	—	180,000
Total allowance for credit losses, end of period	$620,760	$605,383	$44,489	$1,270,632
Ending balance, individually evaluated for impairment	$84,124	$135,939	$—	$220,063
Ending balance, collectively evaluated for impairment	356,637	469,443	44,489	870,569

Financing receivables:
Ending balance	$34,310,555	$40,007,021	$—	$74,317,576
Ending balance, evaluated at fair value (1)	44,627	1,722,187	—	1,766,814
Ending balance, individually evaluated for impairment (2)	529,260	860,761	—	1,390,021
Ending balance, collectively evaluated for impairment	33,736,668	37,424,073	—	71,160,741

(1)	Represents LHFS and those loans for which the Company has elected the FVO

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status
The following table presents the activity in the Allowance for loan losses for the Retail Installment Contracts acquired ("Purchased") in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three Month Period Ended March 31, 2015
	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$963	$709,024	$709,987
Provision for / (Release of) loan and lease losses	498,905	380,138	879,043
Other	(27,117)	—	(27,117)
Charge-offs	(487,624)	(319,002)	(806,626)
Recoveries	334,104	149,993	484,097
Charge-offs, net of recoveries	(153,520)	(169,009)	(322,529)
Allowance for loan and lease losses, end of period	$319,231	$920,153	$1,239,384

	Three Month Period Ended March 31, 2014
	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$—	$—	$—
Provision for / (Release of) loan and lease losses	19,210	200,876	220,086
Charge-offs	(77,667)	342	(77,325)
Recoveries	58,457	50	58,507
Charge-offs, net of recoveries	(19,210)	392	(18,818)
Allowance for loan and lease losses, end of period	$—	$201,268	$201,268

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$87,671	$90,579
Middle market commercial real estate	59,936	71,398
Santander real estate capital	5,697	5,803
Commercial and industrial	65,952	54,567
Multi-family	9,746	9,639
Other commercial	3,446	4,136
Total commercial loans	232,448	236,122
Consumer:
Residential mortgages	212,122	231,316
Home equity loans and lines of credit	140,321	142,026
Retail installment contracts and auto loans - originated	217,500	227,132
Retail installment contracts and auto loans - purchased	472,545	755,590
Personal unsecured loans	11,809	14,007
Other consumer	23,317	22,095
Total consumer loans	1,077,614	1,392,166
Total non-accrual loans	1,310,062	1,628,288

Other real estate owned ("OREO")	52,157	65,051
Repossessed vehicles	159,990	126,309
Other repossessed assets	161	11,375
Total OREO and other repossessed assets	212,308	202,735
Total non-performing assets	$1,522,370	$1,831,023

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of March 31, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$27,149	$39,407	$66,556	$3,103,860	$3,170,416	$—
Middle market commercial real estate	1,224	26,263	27,487	3,963,558	3,991,045	—
Santander real estate capital	833	2,092	2,925	1,635,371	1,638,296	—
Commercial and industrial	27,091	32,036	59,127	18,775,248	18,834,375	—
Multi-family	6,567	4,692	11,259	8,541,652	8,552,911	—
Other commercial	6,087	794	6,881	2,141,399	2,148,280	—
Consumer:
Residential mortgages	144,471	181,899	326,370	6,687,906	7,014,276	—
Home equity loans and lines of credit	34,430	84,504	118,934	6,057,365	6,176,299	—
Retail installment contracts and auto loans - originated	776,618	65,389	842,007	12,598,202	13,440,209	—
Retail installment contracts and auto loans - purchased	1,658,261	118,048	1,776,309	9,125,012	10,901,321	—
Personal unsecured loans	110,324	100,137	210,461	2,486,354	2,696,815	84,567
Other consumer	45,928	35,060	80,988	1,155,624	1,236,612	—
Total	$2,838,983	$690,321	$3,529,304	$76,271,551	$79,800,855	$84,567

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	As of December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,079	$3,218,150	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,316	3,743,099	—
Santander real estate capital	4,329	2,115	6,444	1,771,540	1,777,984	—
Commercial and industrial	26,778	23,434	50,212	17,061,710	17,111,922	—
Multi-family	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,088,475	6,211,298	—
Retail installment contracts and auto loans - originated	811,912	65,703	877,615	9,103,311	9,980,926	—
Retail installment contracts and auto loans - purchased	2,317,941	202,889	2,520,830	9,928,697	12,449,527	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	56,708	31,745	88,453	1,218,109	1,306,562	—
Total	$3,552,323	$803,439	$4,355,762	$71,899,957	$76,255,719	$93,152

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	March 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$36,933	$39,807	$—	$37,334
Middle market commercial real estate	111,944	156,918	—	119,868
Santander real estate capital	2,936	2,936	—	2,959
Commercial and industrial	3,894	5,167	—	5,910
Multi-family	16,553	16,553	—	19,523
Other commercial	—	—	—	44
Consumer:
Residential mortgages	21,725	21,725	—	22,567
Home equity loans and lines of credit	26,441	26,441	—	26,836
Retail installment contracts and auto loans - originated	—	—	—	—
Retail installment contracts and auto loans - purchased	141,413	184,186	—	964,269
Personal unsecured loans	509	509	—	551
Other consumer	9,329	11,148	—	7,465
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	58,426	68,522	22,569	59,188
Middle market commercial real estate	54,298	60,224	16,114	57,198
Santander real estate capital	2,761	5,239	342	3,320
Commercial and industrial	82,297	95,308	39,103	73,240
Multi-family	5,226	6,319	731	5,603
Other commercial	1,589	1,650	615	1,761
Consumer:
Residential mortgages	136,201	162,550	25,701	133,507
Home equity loans and lines of credit	63,224	72,651	4,580	61,678
Retail installment contracts and auto loans - originated	188,748	194,337	57,310	122,631
Retail installment contracts and auto loans - purchased	2,396,148	2,708,060	187,615	1,198,074
Personal unsecured loans	19,070	19,385	7,519	17,773
Other consumer	16,663	22,617	3,728	16,479
Total:
Commercial	$376,857	$458,643	$79,474	$385,948
Consumer	3,019,471	3,423,609	286,453	2,571,830
Total	$3,396,328	$3,882,252	$365,927	$2,957,778

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $80.5 million for the period ended March 31, 2015 on approximately $2.9 billion of TDRs that were returned to performing status as of March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$37,735	$40,453	$—	$40,610
Middle market commercial real estate	127,792	172,766	—	114,465
Santander real estate capital	2,982	2,982	—	1,867
Commercial and industrial	7,925	17,732	—	10,529
Multi-family	22,492	22,492	—	24,762
Other commercial	88	88	—	44
Consumer:
Residential mortgages	23,408	23,408	—	57,776
Home equity loans and lines of credit	27,230	27,230	—	29,152
Retail installment contracts and auto loans - originated	—	—	—	—
Retail installment contracts and auto loans - purchased	1,787,124	2,040,785	—	893,563
Personal unsecured loans	592	592	—	296
Other consumer	5,600	5,600	—	6,973
With an allowance recorded:
Commercial:
Corporate banking	59,950	66,328	25,322	56,856
Middle market commercial real estate	60,098	66,024	17,004	89,472
Santander real estate capital	3,878	6,356	364	6,630
Commercial and industrial	64,183	72,488	35,848	82,204
Multi-family	5,979	7,076	1,475	8,699
Other commercial	1,932	1,995	688	1,055
Consumer:
Residential mortgages	130,813	156,669	23,628	339,071
Home equity loans and lines of credit	60,132	69,374	5,002	57,516
Retail installment contracts and auto loans - originated	56,513	58,229	16,997	28,258
Retail installment contracts and auto loans - purchased	—	—	—	—
Personal unsecured loans	16,476	16,815	6,508	9,506
Other consumer	16,295	22,812	3,264	16,889
Total:
Commercial	$395,034	$476,780	$80,701	$437,193
Consumer	2,124,183	2,421,514	55,399	1,439,000
Total	$2,519,217	$2,898,294	$136,100	$1,876,193

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $115.5 million for the year ended December 31, 2014 on approximately $2.0 billion of TDRs that were returned to performing status as of December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
March 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,861,240	$3,734,456	$1,454,801	$18,143,192	$8,393,127	$2,132,032	$36,718,848
Special Mention	80,698	54,611	121,364	339,161	113,198	9,137	718,169
Substandard	205,327	172,695	59,370	323,465	45,699	6,670	813,226
Doubtful	23,151	29,283	2,761	28,557	887	441	85,080
Total commercial loans	$3,170,416	$3,991,045	$1,638,296	$18,834,375	$8,552,911	$2,148,280	$38,335,323

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,836	$8,533,427	$2,064,947	$35,042,598
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,160	34,603	2,819	19,973	431	499	89,485
Total commercial loans	$3,218,150	$3,743,099	$1,777,984	$17,111,922	$8,705,890	$2,084,232	$36,641,277

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

March 31, 2015	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$6,802,154	$6,035,978	$23,651,485	$2,685,006	$1,213,295	$40,387,918
Non-performing	212,122	140,321	690,045	11,809	23,317	1,077,614
Total consumer loans	$7,014,276	$6,176,299	$24,341,530	$2,696,815	$1,236,612	$41,465,532

(1)	Financing receivables include LHFS.

December 31, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$6,737,993	$6,069,272	$21,447,731	$2,682,813	$1,284,467	$38,222,276
Non-performing	231,316	142,026	982,722	14,007	22,095	1,392,166
Total consumer loans	$6,969,309	$6,211,298	$22,430,453	$2,696,820	$1,306,562	$39,614,442

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

March 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$12,371,450	50.9%	$472,501	17.5%	$304,669	4.9%
600-639	4,070,863	16.7%	439,314	16.3%	283,304	4.6%
640-679	3,415,553	14.0%	1,189,155	44.1%	509,672	8.3%
680-719	—	—%	64,417	2.4%	856,525	13.9%
720-759	—	—%	72,614	2.7%	1,193,212	19.3%
>=760	—	—%	76,368	2.8%	2,816,648	45.6%
N/A(1)	4,483,664	18.4%	382,446	14.2%	212,269	3.4%
Total	$24,341,530	100.0%	$2,696,815	100.0%	$6,176,299	100.0%

(1)
Consists primarily of loans serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores. Home equity loans and lines of credit "N/A" range includes the purchased home equity portfolio in run-off.

(2)	Credit scores updated quarterly.

(3)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$11,669,878	52.0%	$491,984	18.2%	$286,694	4.5%
600-639	4,046,452	18.0%	446,995	16.6%	278,594	4.5%
640-679	4,046,452	18.0%	1,163,203	43.1%	514,502	8.3%
680-719	—	—%	64,610	2.4%	867,323	14.0%
720-759	—	—%	72,235	2.7%	1,181,245	19.0%
>=760	—	—%	78,234	2.9%	2,861,721	46.1%
N/A(1)	2,667,671	12.0%	379,559	14.1%	221,219	3.6%
Total	$22,430,453	100.0%	$2,696,820	100.0%	$6,211,298	100.0%

(1)
Consists primarily of loans serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores. Home equity loans and lines of credit "N/A" range includes the purchased home equity portfolio in run-off.

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan-to-Value ("CLTV") Range

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

March 31, 2015
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$5,651,633	80.6%	$4,744,219	76.8%
80.01 - 90%	426,877	6.1%	495,560	8.0%
90.01 - 100%	252,790	3.6%	232,123	3.8%
100.01 - 120%	142,295	2.0%	242,189	3.9%
120.01 - 140%	48,189	0.7%	82,148	1.3%
>140%	44,339	0.6%	73,136	1.2%
N/A(2)(3)	448,153	6.4%	306,924	5.0%
Total	$7,014,276	100.0%	$6,176,299	100.0%

December 31, 2014
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$5,732,061	82.2%	$4,951,656	79.7%
80.01 - 90%	396,356	5.7%	386,096	6.2%
90.01 - 100%	215,803	3.1%	199,850	3.2%
100.01 - 120%	143,925	2.1%	215,483	3.5%
120.01 - 140%	57,949	0.8%	70,438	1.1%
>140%	54,446	0.8%	63,468	1.0%
N/A(2)(3)	368,769	5.3%	324,307	5.3%
Total	$6,969,309	100.0%	$6,211,298	100.0%

(1)	CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance.

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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Performing	$2,857,081	$2,041,653
Non-performing	381,819	343,522
Total	$3,238,900	$2,385,175

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
For the Company’s other consumer portfolios, including retail installment contracts and auto loans, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.
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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month period ended March 31, 2015 and March 31, 2014, respectively:

	Three-Month Period Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$1,448	$1,439
Middle market commercial real estate	1	14,439	14,439
Commercial and industrial	81	10,872	8,159
Consumer:
Residential mortgages(3)	46	7,866	7,588
Home equity loans and lines of credit	40	3,671	3,671
Retail installment contracts and auto loans - originated	7,031	137,751	137,679
Retail installment contracts and auto loans - purchased	68,458	973,931	971,743
Personal unsecured loans	4,468	5,394	5,356
Other consumer	15	920	912
Total	80,142	$1,156,292	$1,150,986

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	2	$3,524	$3,505
Commercial and industrial	15	18,859	18,273
Other commercial	1	498	500
Consumer:
Residential mortgages(3)	79	17,811	17,670
Home equity loans and lines of credit	26	2,285	2,285
Retail installment contracts and auto loans - originated	2	54	54
Retail installment contracts and auto loans - purchased	10,346	102,817	100,903
Other consumer	1	41	42
Total	10,472	$145,889	$143,232

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

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

	Three-Month Period Ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	10	$276	—	$—
Consumer:
Residential mortgages	8	931	12	1,915
Home equity loans and lines of credit	5	262	—	—
Retail installment contracts and auto loans	9,693	142,534	40	304
Unsecured loans	64	58	—	—
Other consumer	2	244	—	—
Total	9,782	$144,305	52	$2,219

(1)	The recorded investment represents the period-end balance at March 31, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. LEASED VEHICLES, NET (As Restated)

The Company has operating leases which are included in the Company's condensed consolidated balance sheets as leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by SCUSA with the Chrysler Group to be a preferred lender (the "Chrysler Agreement").

Leased vehicles, net consisted of the following as of March 31, 2015:

	March 31, 2015	December 31, 2014
	(in thousands)
Leased vehicles	$9,010,383	$8,255,912
Origination fees and other costs	25,051	20,628
Manufacturer subvention payments	(894,773)	(834,669)
	8,140,661	7,441,871
Less: accumulated depreciation	(1,083,703)	(817,901)
	$7,056,958	$6,623,970

On March 31, 2015, the company executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $561.3 million and a net book value of $488.9 million to a U.S. subsidiary of a large international bank. This sale was affected through the transfer of a Special unit of beneficial interest ("SUBI") in SCUSA's titling trust. SCUSA retained servicing on the sold leases.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2015 (in thousands):

As Restated
Remainder of 2015	$906,813
2016	1,024,411
2017	450,281
2018	26,517
2019	9
Thereafter	—
Total	$2,408,031

Lease income and expense for the three-month period ended March 31, 2015 were $313.3 million and $240.9 million, respectively,

NOTE 7. VARIABLE INTEREST ENTITIES (As Restated)

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
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (As Restated) (continued)

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

On-balance sheet variable interest entities

The assets of consolidated VIEs that are included in the Company's Condensed Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIE and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets
Restricted cash	$1,852,825	$1,626,257
RICs, net (1)	22,277,343	20,557,168
Leased vehicles, net	5,025,109	4,848,593
Various other assets	533,714	555,108
Total Assets	$29,688,991	$27,587,126
Liabilities
Notes payable	$29,782,279	$27,892,669
Various other liabilities	63,249	55,795
Total Liabilities	$29,845,528	$27,948,464

(1) includes $1.1 billion and $18.7 million of loans held for sale as of March 31, 2015 and December 31, 2014, respectively.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2015 and December 31, 2014, the Company was servicing $24.9 billion and $23.2 billion, respectively, of retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts are either pledged in private issuances or warehouse facilities or un-pledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended March 31, 2015	Period from January 28, 2014 to March 31, 2014
	(in thousands)
Receivables securitized	$3,981,855	$1,574,084

Net proceeds from new securitizations	3,056,950	1,238,202
Cash received for servicing fees	161,962	98,992
Net distributions from Trusts	456,053	306,206
Total cash received from securitization trusts	$3,674,965	$1,643,400

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (As Restated) (continued)

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

A summary of the cash flows received from the off-balance Trusts for the periods indicated are as follows:

	Three-Month Period Ended March 31, 2015	Period from January 28, 2014 to March 31, 2014
	(in thousands)
Receivables securitized	$—	$774,183
Net proceeds from new securitizations	$—	$815,850
Cash received for servicing fees	5,304	2,788
Total cash received from securitization trusts	$5,304	$818,638

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated)

Goodwill

The following table presents activity in the Company's goodwill by its reporting units for the quarter ended March 31, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484
Additions / disposals during the period	—	—	—	—	—	—
Goodwill at March 31, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the Company's reporting units is determined by using discounted cash flow ("DCF") and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date.

The goodwill for the SCUSA reporting unit, as restated at December 31, 2014, reflects an increase of $59.5 million from the restatement as a result of the increased value of the SCUSA business at acquisition.

In connection with these and other organizational changes discussed in Note 17, the Company engaged a valuation consultant to assist with the re-allocation of goodwill across its reporting units based on the fair value of the lines of business affected by the re-organization. The Company’s accounting policy provides that changes in segment reporting are point in time reporting events, which would only require (where practicable) a retrospective change in the segments’ financial information. Accordingly, this change does not impact the disclosure of the Company's goodwill by reportable segment within its consolidated financial statements for periods prior to the segment changes.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	March 31, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$534,250	$(45,750)	$544,054	$(35,946)
Chrysler Relationship	121,250	(17,500)	125,000	(13,750)
Core deposit intangibles	5,338	(290,504)	7,779	(288,063)
Other intangibles	7,843	(22,065)	8,655	(21,253)
Total intangibles subject to amortization	668,681	(375,819)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	21,500	—	21,500	—
Total Intangibles	$690,181	$(375,819)	$706,988	$(359,012)

Amortization expense on intangible assets for the three months ended March 31, 2015 was $16.8 million, compared to $12.0 million for the corresponding period in 2014.

During the fourth quarter of 2014, the Company's intangible impairment analysis concluded that the estimated fair value of the indefinite-lived trade name was lower than its carrying value. As a result, the Company recorded an impairment charge of $28.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2015	$64,432	$16,806	$47,626
2016	57,162	—	57,162
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
Thereafter	399,635	—	399,635

NOTE 9. OTHER ASSETS (As Restated)

The following is a detail of items that comprise other assets at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$573,566	$938,222
Derivative assets at fair value	451,267	366,061
Other repossessed assets (1)	160,151	136,305
MSRs, at fair value	135,452	145,047
Prepaid expenses	155,944	159,198
OREO	52,157	65,051
Miscellaneous assets and receivables	418,811	1,059,696
Total other assets	$1,947,348	$2,869,580

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
(Unaudited)

NOTE 9. OTHER ASSETS (As Restated) (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	March 31, 2015		December 31, 2014
	Balance(1)	Effective Rate	Balance(1)	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,200	3.28%	$598,788	3.28%
4.625% senior notes, due April 2016	474,964	4.85%	474,718	4.85%
3.45% senior notes, due August 2018	497,217	3.62%	497,025	3.62%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,757	7.91%	69,751	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,382	2.03%	149,375	2.04%
Common securities - Capital Trust IX	4,640	2.03%	4,640	2.04%
Total holding company borrowings and other debt obligations	$1,805,160	3.88%	$1,804,297	3.89%

(1) The balances disclosed above reflect the Company's adoption of ASU 2015-03 which requires debt issuance costs be presented as a deduction from the recognized debt liability.

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2015		December 31, 2014
	Balance(4)	Effective Rate	Balance(4)	Effective Rate
	(in thousands)
2.00% senior notes, due January 2018	$744,526	2.27%	$—	—%
Senior notes, due January 2018(1)	249,005	1.33%	—	—%
8.750% subordinated debentures, due May 2018	497,686	8.91%	497,530	8.92%
FHLB advances, maturing through August 2018(2)	9,670,000	1.82%	9,455,000	2.06%
Subordinated term loan, due February 2019	133,364	6.03%	139,180	6.00%
REIT (3) preferred, due May 2020	153,794	13.61%	153,417	13.64%
Subordinated term loan, due August 2022	31,532	7.81%	31,428	7.77%
Total Bank borrowings and other debt obligations	$11,479,907	2.37%	$10,276,555	2.64%

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
(3) Real estate investment trust ("REIT")
(4) The balances disclosed above reflect the Company's adoption of ASU 2015-03 which requires debt issuance costs be presented as a deduction from the recognized debt liability.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SCUSA's secured structured financings as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Balance(2)	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(1)	$11,908,426	$27,012,890	0.89% - 2.02%	$14,876,824	$1,301,436
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,167,470	8,992,861	1.05% - 1.85%	8,815,269	322,806
Total SCUSA secured structured financings	$18,075,896	$36,005,751	0.89% - 2.02%	$23,692,093	$1,624,242

	December 31, 2014
	Balance(2)	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(1)	$11,523,729	$26,682,930	0.89% - 2.80%	$14,345,242	$1,184,047
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,282,474	8,499,111	1.05% - 1.85%	9,114,997	281,038
Total SCUSA secured structured financings	$17,806,203	$35,182,041	0.89% - 2.80%	$23,460,239	$1,465,085

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
(2) The balances disclosed above reflect the Company's adoption of ASU 2015-03 which requires debt issuance costs be presented as a deduction from the recognized debt liability.

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

NOTE 11. DERIVATIVES (As Restated)

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

As of March 31, 2015 and December 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totalled $157.3 million and $133.2 million, respectively. The Company had $145.1 million and $127.6 million in cash and securities collateral posted to cover those positions as of March 31, 2015 and December 31, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

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
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

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
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$623,870	$328,757	$—	$—	$2,611	$2,424
Interest rate lock commitments	381,176	163,013	6,999	3,063	—	—
Mortgage servicing	435,000	469,000	2,237	7,432	3,473	7,448
Total mortgage banking risk management	1,440,046	960,770	9,236	10,495	6,084	9,872

Customer related derivatives:
Swaps receive fixed	8,165,227	7,927,522	274,744	213,415	286	4,343
Swaps pay fixed	8,225,468	7,944,247	2,714	13,361	241,078	186,732
Other	1,690,776	1,670,696	99,851	62,464	99,302	61,880
Total customer related derivatives	18,081,471	17,542,465	377,309	289,240	340,666	252,955

Other derivative activities:
Foreign exchange contracts	1,489,485	1,152,125	31,997	20,033	30,228	17,390
Interest rate swap agreements	2,939,000	3,231,000	—	535	14,767	12,743
Interest rate cap agreements	8,098,762	7,541,385	31,585	49,762	—	—
Options for interest rate cap agreements	8,098,762	7,541,385	—	—	31,614	49,806
Total return settlement	1,404,726	1,404,726	—	—	59,588	48,893
Other	833,086	646,321	8,804	6,543	12,971	9,914
Total	$42,385,338	$40,020,177	$458,931	$376,608	$495,918	$401,573

SCUSA is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month period ended March 31, 2015 and 2014, respectively:

		Three-Month Period Ended March 31,
Derivative Activity(1)	Accounts	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$(36)	$(681)
Interest rate swaps	Miscellaneous income	(2,993)	735
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(4,451)	(13,685)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(187)	(2,009)
Interest rate lock commitments	Mortgage banking income	3,937	1,181
Mortgage servicing	Mortgage banking income	(1,219)	(7,761)
Customer related derivatives	Miscellaneous income	418	113
Foreign exchange	Miscellaneous income	(874)	(911)
SCUSA derivatives	Miscellaneous income	(2,397)	13,025
	Net interest income	18,044	(1,839)
	Other administrative expenses	(11,955)	(1,673)
Other	Miscellaneous income	(1,445)	(648)

(1) Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

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
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2015
Fair value hedges	$4,239	$—	$4,239	$77	$7,653	$(3,491)
Cash flow hedges	38,369	—	38,369	4,555	31,846	1,968
Other derivative activities(1)	434,576	88,850	345,726	43,335	193,159	109,232
Total derivatives subject to a master netting arrangement or similar arrangement	477,184	88,850	388,334	47,967	232,658	107,709
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	61,342	—	61,342	—	1,422	59,920
Total Derivative Liabilities	$538,526	$88,850	$449,676	$47,967	$234,080	$167,629

Total Financial Liabilities	$538,526	$88,850	$449,676	$47,967	$234,080	$167,629

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	50,710	—	50,710	—	1,736	48,974
Total Derivative Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

Total Financial Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. INCOME TAXES (As Restated)

An income tax provision of $36.9 million was recorded for the three-month period ended March 31, 2015, compared to $1.1 billion for the corresponding period in 2014. This resulted in an effective tax rate of 22.5% for the three-month period ended March 31, 2015, compared to 36.0% for the corresponding period in 2014. The lower tax rate for the three-month period in 2015 was primarily due to the deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

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

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2015			December 31, 2014		March 31, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(29,009)	$11,154	$(17,855)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	4,451	(1,711)	2,740
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(24,558)	9,443	(15,115)	$(14,260)	$(15,115)	$(29,375)

Change in unrealized gains/(losses) on investment securities available-for-sale	117,781	(45,964)	71,817
Reclassification adjustment for net ( gains)/losses included in net income on non-OTTI securities (2)	(9,557)	3,730	(5,827)
Net unrealized gains/(losses) on investment securities available-for-sale	108,224	(42,234)	65,990	(52,515)	65,990	13,475

Pension and post-retirement actuarial gain/(loss)(3)	1,018	(403)	615	(29,635)	615	(29,020)

As of March 31, 2015	$84,684	$(33,194)	$51,490	$(96,410)	$51,490	$(44,920)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2014			December 31, 2013		March 31, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(1,648)	$586	$(1,062)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	13,685	(4,863)	8,822
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	12,037	(4,277)	7,760	$(39,423)	$7,760	$(31,663)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,566,682	(1,005,159)	1,561,523
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities (2)	(2,430,483)	951,821	(1,478,662)
Net unrealized gains/(losses) on investment securities available-for-sale	136,199	(53,338)	82,861	(199,392)	82,861	(116,531)

Pension and post-retirement actuarial gain/(loss) (3)	447	115	562	(15,553)	562	(14,991)

As of March 31, 2014	$148,683	$(57,500)	$91,183	$(254,368)	$91,183	$(163,185)

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
SCUSA Commitments

SCUSA is obligated to make purchase price hold-back payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 11).

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

NOTE 16. FAIR VALUE (As Restated)

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015

	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$2,154,164	$—	$2,154,164
Corporate debt	—	2,139,039	—	2,139,039
Asset-backed securities	—	1,483,368	1,514,517	2,997,885
Equity securities	10,475	—	—	10,475
State and municipal securities	—	1,442,353	—	1,442,353
Mortgage backed securities	—	9,685,107	—	9,685,107
Total investment securities available-for-sale	10,475	16,904,031	1,514,517	18,429,023
Retail installment contracts held for investment	—	—	676,097	676,097
Loans held-for-sale	—	316,026	—	316,026
Mortgage servicing rights	—	—	135,452	135,452
Derivatives:
Fair value	—	4,624	—	4,624
Cash flow	—	111	—	111
Mortgage banking interest rate lock commitments	—	—	6,999	6,999
Customer related	—	377,309	—	377,309
Foreign exchange	—	31,997	—	31,997
Mortgage servicing	—	2,237	—	2,237
Interest rate cap agreements	—	31,585	—	31,585
Other	—	8,781	23	8,804
Total financial assets	$10,475	$17,676,701	$2,333,088	$20,020,264
Financial liabilities:
Derivatives:
Fair value	$—	$4,239	$—	$4,239
Cash flow	—	38,369	—	38,369
Mortgage banking forward sell commitments	—	2,611	—	2,611
Customer related	—	340,666	—	340,666
Total return swap	—	1,422	282	1,704
Foreign exchange	—	30,228	—	30,228
Mortgage servicing	—	3,473	—	3,473
Interest rate swaps	—	14,767	—	14,767
Option for interest rate cap	—	31,614	—	31,614
Total return settlement	—	—	59,588	59,588
Other	—	11,164	103	11,267
Total financial liabilities	$—	$478,553	$59,973	$538,526

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014

	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$1,695,767	$—	$1,695,767
Corporate debt	—	2,182,401	—	2,182,401
Asset-backed securities	—	1,452,760	1,267,643	2,720,403
Equity securities	10,343	—	—	10,343
State and municipal securities	—	1,823,462	—	1,823,462
Mortgage backed securities	—	7,475,702	—	7,475,702
Total investment securities available-for-sale	10,343	14,630,092	1,267,643	15,908,078
Trading securities	—	833,936	—	833,936
Retail installment contracts held for investment	—	—	845,911	845,911
Loans held-for-sale	—	213,666	—	213,666
Mortgage servicing rights	—	—	145,047	145,047
Derivatives:
Fair value	—	2,943	—	2,943
Cash flow	—	7,619	—	7,619
Mortgage banking interest rate lock commitments	—	—	3,063	3,063
Customer related	—	289,240	—	289,240
Foreign exchange	—	20,033	—	20,033
Mortgage servicing	—	7,432	—	7,432
Interest rate swap agreements	—	535	—	535
Interest rate cap agreements	—	49,762	—	49,762
Other	—	6,536	7	6,543
Total financial assets	$10,343	$16,061,794	$2,261,671	$18,333,808
Financial liabilities:
Derivatives:
Fair value	$—	$1,759	$—	$1,759
Cash flow	—	20,552	—	20,552
Mortgage banking forward sell commitments	—	2,424	—	2,424
Customer related	—	252,955	—	252,955
Total return swap	—	1,736	282	2,018
Foreign exchange	—	17,390	—	17,390
Mortgage servicing	—	7,448	—	7,448
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	49,806	—	49,806
Total return settlement	—	—	48,893	48,893
Other	—	7,823	73	7,896
Total financial liabilities	$—	$374,636	$49,248	$423,884

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value

	(in thousands)
March 31, 2015
Impaired loans held for investment	$3,896	$92,017	$2,311	$98,224
Foreclosed assets	—	12,985	—	12,985
Vehicle inventory	—	159,990	—	159,990

December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Vehicle inventory	—	136,136	—	136,136
Indefinite lived intangibles	—	—	21,500	21,500

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

The estimated fair value of intangible assets is valued using unobservable inputs and is classified as Level 3. Fair value is calculated using a DCF model. See further discussion on intangible assets in Note 8.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended March 31,
		2015	2014
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(570)	$(2,809)
Foreclosed assets	Other administrative expense	(611)	(223)
		$(1,181)	$(3,032)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month period ended March 31, 2015 and 2014, respectively.

Three-Month Period Ended March 31, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,178)	$2,212,423
Gains in other comprehensive income	4,779	—	—	—	4,779
Gains/(losses) in earnings	—	86,492	(6,990)	(8,129)	71,373
Additions/Issuances	253,973	—	3,526	—	257,499
Settlements(1)	(11,878)	(256,306)	(6,131)	1,356	(272,959)
Balance, March 31, 2015	$1,514,517	$676,097	$135,452	$(52,951)	$2,273,115
Changes in unrealized gains/(losses) included in earnings related to balances still held at March 31, 2015	$—	$86,492	$(6,990)	$(12,065)	$67,437

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Three-Month Period Ended March 31, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$(50,221)	$144,506
Gains in other comprehensive income	1,048	—	—	—	1,048
Gains/(losses) in earnings	—	144,053	(4,459)	(627)	138,967
Additions/Issuances	—	1,870,383	1,874	—	1,872,257
Settlements(1)	(436)	(498,083)	(4,427)	2,928	(500,018)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, March 31, 2014	$1,225,012	$1,516,353	$134,775	$(47,920)	$2,828,220
Changes in unrealized gains/(losses) included in earnings related to balances still held at March 31, 2014	$—	$144,053	$(4,459)	$(1,808)	$137,786

(1) Settlements include charge-offs, prepayments, pay downs and maturities.

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities Available-for-Sale and Trading Securities

Securities accounted for at fair value include both available-for-sale and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Our primary pricing service has consistently proved to be a high quality third party pricing provider. For those investments not valued by our pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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

Significant increases/(decreases) in any of those inputs in isolation would result in significantly higher/(lower) fair value measurements. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve.

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

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to mortgage banking derivatives-interest rate lock commitments and total return settlement derivative contracts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

The DCF model is utilized to determine the fair value of the mortgage banking derivatives-interest rate lock commitments and the total return settlement derivative contracts. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the Company's loan commitments are "pull through" percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage is an estimate of loan commitments that will result in closed loans. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. Significant increases/(decreases) in any of these inputs in isolation would result in significantly higher/(lower) fair value measurements. Significant increases/(decreases) in the fair value of a mortgage banking derivative asset/(liability) results when the probability of funding increases/(decreases). Significant increases/(decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases/(decreases).

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 11 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,459,208	Discounted Cash Flow	Discount Rate (1)	0.70% - 1.77% (1.14%)
Sale-leaseback securities	$55,309	Consensus Pricing (2)	Offered quotes (3)	140.13%
Retail installment contracts held for investment	$676,097	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	6.00% - 12.00% (9.47%)
			Recovery Rate (7)	25.00% - 43.00% (35.07%)
Mortgage servicing rights	$135,452	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.13% - 40.92% (11.72%)
			Discount Rate (9)	9.90%
Mortgage banking interest rate lock commitments	$6,999	Discounted Cash Flow	Pull through percentage (10)	76.09%
			MSR value (11)	0.680% - 1.060% (0.97%)
Financial Liabilities:
Total return settlement	$59,588	Discounted Cash Flow	Discount Rate (5)	9.12%

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$1,885,507	$1,885,507	$1,885,507	$—	$—
Available-for-sale investment securities	18,429,023	18,429,023	10,475	16,904,031	1,514,517
Loans held for investment, net	76,157,673	75,493,036	3,896	92,017	75,397,123
Loans held-for-sale	1,361,895	1,418,646	—	1,418,646	—
Restricted cash	2,801,427	2,801,427	2,801,427	—	—
Mortgage servicing rights	135,452	135,452	—	—	135,452
Derivatives	463,666	463,666	—	456,644	7,022

Financial liabilities:
Deposits	54,368,932	54,406,122	45,931,421	8,474,701	—
Borrowings and other debt obligations	42,774,513	43,267,027	—	31,853,477	11,413,550
Derivatives	538,526	538,526	—	478,553	59,973

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,201,783	$2,201,783	$2,201,783	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	74,293,865	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,679,382	40,147,937	—	30,355,610	9,792,327
Derivatives	423,884	423,884	—	374,636	49,248

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

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

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated)

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

•	The Real Estate and Commercial reportable segment was split into the Commercial Real Estate reportable segment and the Commercial Banking reportable segment.

•	The CEVF and dealer floor plan lines of business, formerly included in the Auto Finance & Business Banking reportable segment, were moved to the Commercial Banking business unit.

•	The internal FTP guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. These FTP changes impact all reporting segments, excluding SC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

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

•
The Global Corporate Banking segment was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking segment, and was renamed during the third quarter of 2015. This segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

•
SCUSA is a specialized consumer finance company focused on vehicle finance and third-party servicing. SCUSA’s primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with the Chrysler Group that became effective May 1, 2013, SCUSA offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides personal loans, private label credit cards and other consumer finance products. During 2015, SCUSA announced its intention to exit the personal lending business.

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
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

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

•	The Real Estate and Commercial reportable segment was split into the Commercial Real Estate reportable segment and the Commercial Banking reportable segment.

•	The CEVF and dealer floor plan lines of business, formerly included in the Auto Finance & Business Banking reportable segment, were moved to the Commercial Banking business unit.

•	The internal FTP guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. These FTP changes impact all reporting segments, excluding SC.

All prior period results have been recast to conform to the new composition of these reportable segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					SC(4)
March 31, 2015	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total

	(dollars in thousands)
Net interest income	$204,714	$64,238	$65,320	$49,090	$15,714	$1,109,958	$113,936	$87	$1,623,057
Total non-interest income	156,268	11,658	7,835	15,971	23,713	327,479	59,303	(15,724)	586,503
Provision/(release) for credit losses	697	1,614	10,838	2,751	31,100	631,847	374,792	—	1,053,639
Total expenses	420,991	44,593	17,673	24,974	43,551	440,322	13,743	(13,676)	992,171
(Loss)/income before income taxes	(60,706)	29,689	44,644	37,336	(35,224)	365,268	(215,296)	(1,961)	163,750

Intersegment revenue/(expense)(1)	363	976	359	(2,325)	627	—	—	—	—
Total assets	22,394,925	15,497,925	14,037,580	11,763,672	25,602,484	34,119,945	—	—	123,416,531

(1)	Intersegment revenue/ (expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

For the Three- Month Period Ended	SHUSA excluding SCUSA					SC(4)
March 31, 2014	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total

	(dollars in thousands)
Net interest income	$204,121	$56,505	$55,861	$40,666	$25,504	$1,023,731	$92,081	$(332,776)	$1,165,693
Total non-interest income	95,672	11,461	12,744	22,779	27,270	202,261	84,351	(48,688)	407,850
Gain on Change in Control	—	—	—	—	—	—	2,417,563	—	2,417,563
Provision/(release) for credit losses	7,035	(17,245)	(1,124)	2,438	8,896	566,573	(40,653)	(215,051)	310,869
Total expenses	350,506	35,571	19,283	22,585	26,945	436,352	90,704	(234,262)	747,684
(Loss)/income before income taxes	(57,748)	49,640	50,446	38,422	16,933	223,067	2,543,944	67,849	2,932,553

Intersegment revenue/(expense)(1)	350	1,066	294	(1,815)	105	—	—	—	—
Total assets	21,251,516	13,611,993	14,490,782	8,808,816	22,082,783	28,956,476	—	—	109,202,366

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

REVIEW OF FINANCIAL MEASURES

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

NOTE 18. RESTATEMENTS

Subsequent to the issuance of the Company's March 31, 2015 Condensed Consolidated Financial Statements, the Company identified errors in its historical financial statements, including for the three months ended March 31, 2015 and 2014. Accordingly, the Company has restated the unaudited interim Condensed Consolidated Financial Statements as of and for the three-months ended March 31, 2015 and 2014 to reflect the error corrections. The most significant errors originate from SC, a significant subsidiary of the Company.

1.	Errors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating the credit loss allowance for RICs held for investment was in error as it did not estimate impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applying a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each of these balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on the corrected methodology, the ACL reported on the condensed consolidated balance sheets was overstated by $192.0 million and $358.2 million at March 31, 2015 and December 31, 2014, respectively.

•
The Company has also determined that subvention payments related to leased vehicles were incorrectly classified within the Consolidated Statements of Operations as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. There was no impact to net income as a result of this change.

The impact of the corrections of the above errors on the financial statements for the three- months ended March 31, 2015 and 2014 were disclosed in Part II, Item 9B, of the Annual Report on Form 10-K for the year ended December 31, 2015 and the errors were corrected in the financial statements and related disclosures for the three months ended March 31, 2015 in the Company originally filed quarterly report on Form 10-Q for the quarterly period ended March 31, 2016.

2.	Errors identified subsequent to the filing of the Original 10-K:

•
The Company previously used the loans' original contractual interest rate rather than the original effective interest rate as the discount rate applied to the expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of retail installment contracts held for investment accordingly overstated, by $31.0 million and $1.0 million as of March 31, 2015 and December 31, 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the Consolidated Statements of Income and Comprehensive Income, as noted in the tables below, and related disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

•
The Company has determined that its application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other origination costs (collectively "discount") on retail installment contracts held for investment was in error, as (i) these cost basis adjustments were accreted over the average life of a loan rather than the aggregate life of a loan pool, (ii) defaults were inappropriately considered in the estimate of future principal prepayments, (iii) the portfolio was not adequately segmented to consider different prepayment performance based on credit quality and term, (iv) remaining unaccreted balances at charge off were being recorded as interest income rather than as reductions of the net charge-off, and (v) the unaccreted discount component of TDR carrying value was misstated, resulting in inaccurate TDR impairment.

(i) The Company previously had accreted discounts over the average life of the loan portfolio. However, Examples 3 and 4 in the implementation guidance to ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, provide guidance on the projection of cash flows for a pool of loans and the treatment of actual and anticipated prepayments for determining the effective interest rate under the retrospective method. The guidance demonstrates an application that aligns with the aggregate life of the loan pool rather than the average life concept. Under the average life method previously applied by the Company, anticipated prepayments shortened the life of the portfolio and maintained the portfolio monthly cash flow constant, i.e., incorrectly accelerated the accretion of discount. Accordingly, management has determined that the use of the average life was in error.

(ii) The Company previously had considered all types of liquidations, both voluntary prepayments and charge offs, as prepayments for purposes of determining a prepayment assumption. However, the application of a prepayment assumption as described in ASC 310-20-35-26 does not allow for future expected defaults to be considered in the assumption. Accordingly, management has determined the inclusion of future expected defaults in the prepayment assumption was in error.

(iii) The Company previously had aggregated all loans in the RIC portfolio held for investment portfolio into one pool for the purpose of estimating prepayments and determining the effective interest rate under the retrospective method. ASC 310-20-35-30 provides some characteristics to be considered when aggregating a large number of similar loans for this purpose. Management has determined that there is differentiation in prepayment behavior within its loan portfolio based on characteristics including credit quality, maturity, and period of origination. Accordingly, management has determined the that absence of segmentation into pools of homogeneous loans was in error.

(iv) The Company previously had recorded charge offs based on unpaid principal balance. The accretion of discount of charged off loans was previously reported as interest income. However, ASC 310-10, Receivables, refers to the recorded investment in the loan as the appropriate accounting basis. ASC 310-10-35-24 specifies that the recorded investment includes adjustments such as unamortized premium or discount. Accordingly, management has determined that the unaccreted discounts remaining at the charge off should be included in the net charge off amount recorded.

(v) As a result of the incorrect accretion methodology, as well as the exclusion of unaccreted discount, the recorded investment in TDRs was misstated, resulting in a misstatement of TDR impairment.

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each balance sheet date:

	March 31, 2015	December 31, 2014
	(in thousands)

Overstatement of loans held for investment	$48,310	$28,647
(Under)/Overstatement of allowance (TDR impairment)	(13,263)	817

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

This error also had the following impacts on the condensed Consolidated Statements of Operations and Comprehensive Income:

	March 31, 2015	March 31, 2014
	(in thousands)
Overstatement of Interest income - Loans	$(30,881)	$(6,020)
Overstatement of Provision for credit losses	5,584	1
Understatement of Miscellaneous income	3,274	1,474
	$(22,023)	$(4,545)

•
The Company previously omitted the consideration of net discounts when estimating the allowance for credit losses for the non-TDR portfolio of retail installment contracts held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of retail installment contracts held for investment accordingly understated, by $64.2 million and $49.2 million as of March 31, 2015 and December 31, 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
The Company had originally recorded a gain on the Change in Control of SC of $2.43 billion during the year ended December 31, 2014 and goodwill in the amount $5.47 billion at January 28, 2014. As a result of the corrections at SC that impacted the carrying value of assets and liabilities acquired by SHUSA at the Change in Control, SHUSA recognized a gain in the Change in Control of $2.42 billion during the three-month period ended March 31, 2014 and goodwill in the amount of $5.53 billion.

•
The Company recorded a $50.0 million indefinite lived intangible at the Change in Control of SC. During the quarter ended December 31, 2015. As part of the Step 2 goodwill impairment analysis, the Company performed a valuation of the intangible assets allocated to the SC reporting unit as of December 31, 2015. The Company's impairment analysis concluded that the estimated fair value of the indefinite-lived trade name was lower than its carrying value. As such, the Company originally recorded an $11.7 million impairment charge during the fourth quarter of 2015 and an additional impairment charge of $20.3 million during in the first quarter of 2016. The trade name, as restated, reflects the correction of an error to reflect an impairment charge to the trade name attributed to the fourth quarter of 2014 in the amount of $28.5 million. The impairments in 2014 were recorded within amortization expense of intangible assets.

•
The Company originally recorded a $97.5 million impairment of capitalized software during the second quarter of 2014 for software that was no longer in use or determined to be improperly capitalized. The Company concluded that $33.3 million and $3.3 million of the impairment charge should have been recorded in the quarters ended December 31, 2013 and March 31, 2014, respectively, when the software was originally capitalized.

In addition to the restatement of the Company's Condensed Consolidated Financial Statements, certain information within the following notes to the consolidated financial statements has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language as appropriate.

•	Note 3 Business Combinations

•	Note 5 Loans and Allowance for Credit Losses

•	Note 6 Leased Vehicles

•	Note 7 Variable Interest Entities

•	Note 8 Goodwill and Other Intangibles

•	Note 9 Other Assets

•	Note 11 Derivatives

•	Note 12 Income Taxes

•	Note 16 Fair Value

•	Note 17 Business Segment Information

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet as of March 31, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$1,929,006	$—	$1,929,006	$(43,499)	$1,885,507
Loans held-for-investment	78,520,165	(14,305)	78,505,860	(66,900)	78,438,960
Allowance for loan and lease losses	(2,493,240)	192,002	(2,301,238)	19,951	(2,281,287)
Net loans held-for-investment	76,026,925	177,697	76,204,622	(46,949)	76,157,673
Leased vehicles, net	7,073,755	—	7,073,755	(16,797)	7,056,958
Goodwill	8,892,011	—	8,892,011	59,473	8,951,484
Intangible assets, net	718,681	—	718,681	(28,500)	690,181
Other assets	1,880,248	—	1,880,248	67,100	1,947,348
Total assets	123,248,006	177,697	123,425,703	(9,172)	123,416,531
Accrued expenses and payables	1,332,508	—	1,332,508	(59,222)	1,273,286
Borrowings and other debt obligations(3)	42,813,441	—	42,813,441	(38,928)	42,774,513
Advance payments by borrowers for taxes and insurance	222,721	—	222,721	(1,634)	221,087
Deferred tax liabilities, net	1,030,676	68,303	1,098,979	(6,261)	1,092,718
Other liabilities	660,396	—	660,396	108,104	768,500
Total Liabilities	100,428,674	68,303	100,496,977	2,059	100,499,036
Retained earnings	3,869,581	64,407	3,933,988	(5,805)	3,928,183
Total SHUSA stockholder's equity	18,750,262	64,407	18,814,669	(5,805)	18,808,864
Noncontrolling interest	4,069,070	44,987	4,114,057	(5,426)	4,108,631
Total stockholder's equity	22,819,332	109,394	22,928,726	(11,231)	22,917,495
Total liabilities and stockholder's equity	$123,248,006	$177,697	$123,425,703	$(9,172)	$123,416,531

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015 filed on May 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.
(3) The changes to borrowings and other debt obligations illustrate the impact of the Company's adoption of ASU 2015-03 which required retrospective adoption and are not the result of a correction of an error.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet as of December 31, 2014:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$2,234,725	$—	$2,234,725	$(32,942)	$2,201,783
Loans held-for-investment	76,032,562	(8,448)	76,024,114	(28,647)	75,995,467
Allowance for loan and lease losses	(2,108,817)	358,174	(1,750,643)	49,041	(1,701,602)
Net loans held-for-investment	73,923,745	349,726	74,273,471	20,394	74,293,865
Leased vehicles, net	6,638,115	—	6,638,115	(14,145)	6,623,970
Goodwill	8,892,011	—	8,892,011	59,473	8,951,484
Intangible assets, net	735,488	—	735,488	(28,500)	706,988
Other assets	2,860,121	(30,271)	2,829,850	39,730	2,869,580
Total assets	118,457,415	319,455	118,776,870	44,010	118,820,880
Accrued expenses and payables	1,902,278	—	1,902,278	(11,043)	1,891,235
Borrowings and other debt obligations(3)	39,709,653	(30,271)	39,679,382	—	39,679,382
Advance payments by borrowers for taxes and insurance	167,670	—	167,670	(1,526)	166,144
Deferred tax liabilities, net	1,025,948	141,133	1,167,081	(7,110)	1,159,971
Other liabilities	673,764	—	673,764	48,921	722,685
Total liabilities	95,953,320	110,862	96,064,182	29,242	96,093,424
Stockholder's equity
Retained earnings	3,714,642	122,480	3,837,122	9,295	3,846,417
Total SHUSA stockholder's equity	18,543,286	122,480	18,665,766	9,295	18,675,061
Noncontrolling interest	3,960,809	86,113	4,046,922	5,473	4,052,395
Total stockholder's equity	22,504,095	208,593	22,712,688	14,768	22,727,456
Total liabilities and stockholder's equity	$118,457,415	$319,455	$118,776,870	$44,010	$118,820,880

(1) Originally reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 18, 2015.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.
(3) The changes to borrowings and other debt obligations illustrate the impact of the Company's adoption of ASU 2015-03 which required retrospective adoption and are not the result of a correction of an error.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Interest on loans	$1,834,559	$—	$1,834,559	$(30,881)	$1,803,678
Available-for-sale	77,638	—	77,638	(221)	77,417
Total interest income	1,933,027	—	1,933,027	(31,102)	1,901,925
Net interest income	1,654,159	—	1,654,159	(31,102)	1,623,057
Provision for credit losses	872,184	172,029	1,044,213	9,426	1,053,639
Net interest income after provision for credit losses	781,975	(172,029)	609,946	(40,528)	569,418
Consumer fees	98,039	—	98,039	2,665	100,704
Equity method investments (loss)/income, net	(7,354)	—	(7,354)	221	(7,133)
Lease income	398,385	(86,075)	312,310	1,021	313,331
Miscellaneous income	93,266	1	93,267	3,273	96,540
Total fees and other income	655,840	(86,074)	569,766	7,180	576,946
Total non-interest income	665,397	(86,074)	579,323	7,180	586,503
Compensation and benefits	319,852	—	319,852	(751)	319,101
Loan expense	105,431	—	105,431	(11,634)	93,797
Lease expense	321,958	(86,075)	235,883	5,065	240,948
Other administrative expenses	68,460	—	68,460	3,206	71,666
Total general and administrative expenses	1,049,696	(86,075)	963,621	(4,114)	959,507
Income/(loss) before income taxes	365,012	(172,028)	192,984	(29,234)	163,750
Income tax provision/(benefit)	112,973	(72,829)	40,144	(3,235)	36,909
Net income/(loss) including noncontrolling interest	252,039	(99,199)	152,840	(25,999)	126,841
Less: net income/(loss) attributable to noncontrolling interest	93,450	(41,126)	52,324	(10,899)	41,425
Net income/(loss) attributable to SHUSA	$158,589	$(58,073)	$100,516	$(15,100)	$85,416

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015 filed on May 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Loans	$1,334,520	$—	$1,334,520	$(6,020)	$1,328,500
Available-for-sale	61,584	—	61,584	(392)	61,192
Total interest income	1,406,206	—	1,406,206	(6,412)	1,399,794
Net interest income	1,172,105	—	1,172,105	(6,412)	1,165,693
Provision for credit losses	335,330	(10,059)	325,271	(14,402)	310,869
Net interest income after provision for credit losses	836,775	10,059	846,834	7,990	854,824
Equity method investments (loss)/income, net	19,642	—	19,642	34	19,676
Lease income	115,402	(29,636)	85,766	3,262	89,028
Miscellaneous income	142,666	—	142,666	1,473	144,139
Total fees and other income	430,773	(29,637)	401,136	4,770	405,906
Gain on Change in Control	2,428,539	—	2,428,539	(10,976)	2,417,563
Net gain/(loss) recognized in earnings	2,430,483	—	2,430,483	(10,976)	2,419,507
Total non-interest income	2,861,256	(29,637)	2,831,619	(6,206)	2,825,413
Compensation and benefits	318,959	—	318,959	(289)	318,670
Occupancy and equipment expenses	119,203	—	119,203	1,666	120,869
Loan expense	69,137	—	69,137	(308)	68,829
Lease expense	88,611	(29,636)	58,975	2,469	61,444
Other administrative expenses	52,275	—	52,275	1,841	54,116
Total general and administrative expenses	738,514	(29,636)	708,878	5,379	714,257
Amortization of intangibles	13,715	—	13,715	(1,666)	12,049
Deposit insurance premiums and other costs	14,417	—	14,417	3	14,420
Impairment of capitalized software	—	—	—	3,323	3,323
Total other expenses	31,767	—	31,767	1,660	33,427
Income/(loss) before income taxes	2,927,750	10,058	2,937,808	(5,255)	2,932,553
Income tax provision/(benefit)	1,050,107	3,984	1,054,091	188	1,054,279
Net income/(loss) including noncontrolling interest	1,877,643	6,074	1,883,717	(5,443)	1,878,274
Less: net income/(loss) attributable to noncontrolling interest	107,740	2,506	110,246	1,510	111,756
Net income/(loss) attributable to SHUSA	$1,769,903	$3,568	$1,773,471	$(6,953)	$1,766,518

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014 filed on May 15, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the three-month period ended March 31, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$252,039	$(99,199)	$152,840	$(25,999)	$126,841
Comprehensive income	303,529	(99,199)	204,330	(25,999)	178,331
Comprehensive income attributable to noncontrolling interest	93,450	(41,126)	52,324	(10,899)	41,425
Comprehensive income attributable to SHUSA	$210,079	$(58,073)	$152,006	$(15,100)	$136,906

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015 filed on May 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Comprehensive Income for the three-month period ended March 31, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$1,877,643	$6,074	$1,883,717	$(5,443)	$1,878,274
Comprehensive income	1,968,826	6,074	1,974,900	(5,443)	1,969,457
Comprehensive income attributable to noncontrolling interest	107,740	2,506	110,246	1,510	111,756
Comprehensive income attributable to SHUSA	$1,861,086	$3,568	$1,864,654	$(6,953)	$1,857,701

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014 filed on May 15, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the three-month period ended March 31, 2015:

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$122,480	$3,837,122	$9,295	$3,846,417
Comprehensive income attributable to SHUSA	158,589	(58,073)	100,516	(15,100)	85,416
Balance, End of period	$3,869,581	$64,407	$3,933,988	$(5,805)	$3,928,183

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$3,960,809	$86,113	$4,046,922	$5,473	$4,052,395
Comprehensive income attributable to NCI	93,450	(41,126)	52,324	(10,899)	41,425
Balance, End of period	$4,069,070	$44,987	$4,114,057	$(5,426)	$4,108,631

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$22,504,095	$208,593	$22,712,688	$14,768	$22,727,456
Comprehensive income attributable to SHUSA	210,079	(58,073)	152,006	(15,100)	136,906
Comprehensive income attributable to NCI	93,450	(41,126)	52,324	(10,899)	41,425
Balance, End of period	$22,819,332	$109,394	$22,928,726	$(11,231)	$22,917,495

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015 filed on May 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the three-month period ended March 31, 2014:

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$1,394,090	$32,115	$1,426,205
Comprehensive income attributable to SHUSA	1,769,903	3,568	1,773,471	(6,953)	1,766,518
Balance, End of period	$3,160,343	$3,568	$3,163,911	$25,162	$3,189,073

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$—	$—	$—	$—	$—
Comprehensive income attributable to NCI	—	110,246	110,246	1,510	111,756
SCUSA Change in Control	3,693,435	(212,041)	3,481,394	2,052	3,483,446
Impact of SCUSA stock option activity	—	104,301	104,301	(2,051)	102,250
Balance, End of period	$3,693,435	$2,506	$3,695,941	$1,511	$3,697,452

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$13,544,983	$—	$13,544,983	$32,115	$13,577,098
Comprehensive income attributable to SHUSA	1,861,086	3,568	1,864,654	(6,953)	1,857,701
Comprehensive income attributable to NCI	—	110,246	110,246	1,510	111,756
SC Change in Control	3,693,435	(212,041)	3,481,394	2,052	3,483,446
Impact of SCUSA Stock Option Activity	—	104,301	104,301	(2,051)	102,250
Balance, End of period	$21,596,096	$6,074	$21,602,170	$26,673	$21,628,843

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2014 filed on May 15, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2015:

	As Originally Reported (1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$252,039	$(99,199)	$152,840	$(25,999)	$126,841
Provision for credit losses	872,184	172,029	1,044,213	9,426	1,053,639
Deferred tax expense/(benefit)	467	(72,830)	(72,363)	849	(71,514)
Depreciation, amortization and accretion	71,671	—	71,671	28,480	100,151
Stock-based compensation	4,622	—	4,622	1,156	5,778
Equity loss on equity method investments	7,354	—	7,354	(221)	7,133
Net change in other assets and bank-owned life insurance	445,757	—	445,757	(115,086)	330,671
Net change in other liabilities	9,218	—	9,218	45,094	54,312
Net cash provided by operating activities	1,777,665	—	1,777,665	(56,301)	1,721,364
Net change in restricted cash	(775,768)	—	(775,768)	(821)	(776,589)
Net change in loans other than purchases and sales	(3,969,146)	—	(3,969,146)	51,381	(3,917,765)
Manufacturer incentives	309,458	—	309,458	(822)	308,636
Net cash used in investing activities	(7,142,312)	—	(7,142,312)	49,765	(7,092,547)
Net proceeds from long-term borrowings	11,948,200	—	11,948,200	(12,662)	11,935,538
Repayments of long-term borrowings	(9,059,761)	—	(9,059,761)	8,751	(9,051,010)
Net change in advance payments by borrowers for taxes and insurance	55,051	—	55,051	(108)	54,943
Net cash provided by financing activities	5,058,928	—	5,058,928	(4,021)	5,054,907
Net decrease in cash and cash equivalents	(305,719)	—	(305,719)	(10,557)	(316,276)
Cash and cash equivalents, beginning of period	2,234,725	—	2,234,725	(32,942)	2,201,783
Cash and cash equivalents, end of period	1,929,006	—	1,929,006	(43,499)	1,885,507
Supplemental disclosures
Interest paid	$284,258	$—	$284,258	$(2,306)	$281,952

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015 filed on May 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$1,877,643	$6,074	$1,883,717	$(5,443)	$1,878,274
Gain on SC Change in Control	(2,291,003)	—	(2,291,003)	10,976	(2,280,027)
Impairment of capitalized software	—	—	—	3,323	3,323
Provision for credit losses	335,330	(10,059)	325,271	(14,402)	310,869
Deferred tax expense	800,165	3,985	804,150	59,331	863,481
Depreciation, amortization and accretion	(34,914)	—	(34,914)	12,931	(21,983)
Equity loss on equity method investments	(19,642)	—	(19,642)	(34)	(19,676)
Net change in other assets and bank-owned life insurance	(263,146)	—	(263,146)	296,789	33,643
Net change in other liabilities	500,115	—	500,115	(125,709)	374,406
Net cash provided by operating activities	1,777,665	—	1,777,665	(470,988)	1,306,677
Net change in restricted cash	(126,404)	—	(126,404)	(15,969)	(142,373)
Net change in loans other than purchases and sales	(2,539,324)	—	(2,539,324)	293	(2,539,031)
Purchases of leased vehicles	(807,135)	—	(807,135)	(239,830)	(1,046,965)
Proceeds from the sale of leased vehicles	9,451	—	9,451	(809)	8,642
Manufacturer incentives	165,581	—	165,581	9,360	174,941
Net cash used in investing activities	(3,122,685)	—	(3,122,685)	(246,955)	(3,369,640)
Net change in short-term borrowings	(1,181,401)	—	(1,181,401)	6,830	(1,174,571)
Net cash provided by financing activities	1,312,395	—	1,312,395	6,830	1,319,225
Net decrease in cash and cash equivalents	(741,375)	—	(741,375)	(2,363)	(743,738)
Cash and cash equivalents, beginning of period	$3,485,572	$—	$3,485,572	$(2,363)	$3,483,209

(1) Originally reported amounts as included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2015 filed on May 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

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

The 10-year Treasury bond rate at the end of the first quarter was 1.93%, down from 2.17% at December 31, 2014 and 2.72% at March 31, 2014. Over the past year, the 10 year Treasury bond rate decreased 79 basis points. Mortgage origination activity declined in the fourth quarter of 2014, down 7.4% from the third quarter of 2014 and 14.7% from the fourth quarter of 2013. Declines in fourth quarter origination activity are consistent with historical trends. At the time of filing this Form 10-Q, first quarter origination activity results were not available, but forecasts projected increased activity in Q1 2015 that would exceed origination activity of the first quarter of 2014.

Despite the trends in consumer mortgage origination, the most recent indicators show that commercial real estate and multifamily originations have increased compared with both the prior quarter and prior year. In addition, the ratio of non-performing loans ("NPLs") to total loans has declined for U.S. banks, with a decrease of 53.6% from March 31, 2014 to December 31, 2014 evidence of improving credit quality and downward trends in general allowance reserves. First quarter 2015 data was not fully available at the time of issuance.

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

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum common equity tier 1 ("CET1") ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. The effective date of these requirements for SHUSA and the Bank was January 1, 2015.

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

As of March 31, 2015, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.34% and 11.08%, respectively. Under the transitions provided under Basel III, the Bank's and SHUSA's CET1 ratio under the standardized approach, were 13.78%and 12.06%, respectively. The calculation of the CET1 ratio under both a fully phased in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, Management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of March 31, 2015, the Company would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On March 11, 2015, the Federal Reserve announced that SHUSA received an objection from the FRB to the 2015 capital plan SHUSA submitted on January 5, 2015. The FRB objected to SHUSA’s capital plan on qualitative grounds due to significant deficiencies in SHUSA’s capital planning process. Subject to the restrictions outlined above with respect to the 2014 written agreement, the FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock. The FRB did object to the requested payment of dividends on SCUSA Common Stock.

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

As discussed further in Note 18 of the Notes to the unaudited condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited condensed consolidated financial statements for the quarter ended March 31, 2015 and 2014. The following discussion has been updated to reflect the effects of the restatement.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

	Three-Month Period Ended March 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Net interest income	$1,623,057	$1,165,693
Provision for credit losses	(1,053,639)	(310,869)
Total non-interest income	586,503	2,825,413
General and administrative expenses	(959,507)	(714,257)
Other expenses	(32,664)	(33,427)
Income before income taxes	163,750	2,932,553
Income tax provision	(36,909)	(1,054,279)
Net income	$126,841	$1,878,274

The Company reported pre-tax income of $163.8 million for the three-month period ended March 31, 2015, compared to pretax income of $2.9 billion for the three-month period ended March 31, 2014. Factors contributing to this decrease were as follows:

•
Net interest income increased $457.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This was primarily due to the increase in interest income on retail installment contracts and auto loan portfolios resulting from new originations.

•
The provision for credit losses increased $742.8 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. This is primarily due to new originations in the loan portfolio that is held by the Company.

•
Total non-interest income decreased $2.2 billion for the three-month period ended March 31, 2015, compared to the corresponding periods in 2014. The decrease was primarily due to the one-time net gain recognized in 2014 related to the Change in Control.

•
Total general and administrative expenses increased $245.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, primarily due to increased loan and lease expense, as well as outside services.

•
Other expenses decreased $0.8 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. This is primarily due to a decrease in debt repurchase expenses. Much of this decrease was offset by an increase in amortization expense of intangible assets due to three months of amortization in 2015 compared to two months of amortization in 2014.

•
The income tax provision decreased $1.0 billion for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease was due to lower taxable income in the current period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
	2015 (1)			2014
		As Restated			As Restated
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$18,693,857	$98,247	2.27%	$15,390,894	$71,294	2.09%
LOANS(2):
Commercial loans	28,359,319	220,536	3.16%	24,321,714	203,312	3.40%
Multi-family	8,575,214	89,305	4.17%	8,951,757	90,305	4.04%
Consumer loans:
Residential mortgages	6,910,227	69,571	4.03%	9,628,371	96,562	4.01%
Home equity loans and lines of credit	6,194,836	54,503	3.52%	6,255,552	55,285	3.54%
Total consumer loans secured by real estate	13,105,063	124,074	3.79%	15,883,923	151,847	3.82%
Retail installment contracts and auto loans	23,103,356	1,159,277	20.07%	13,675,048	748,208	21.89%
Personal unsecured	2,712,367	181,057	26.70%	1,163,908	108,085	37.15%
Other consumer(3)	1,273,457	29,429	9.24%	1,495,429	26,743	7.15%
Total consumer	40,194,243	1,493,837	14.87%	32,218,308	1,034,883	12.85%
Total loans	77,128,776	1,803,678	9.37%	65,491,779	1,328,500	8.14%
Allowance for loan losses (4)	(1,811,274)	—	—%	(920,281)	—	—%
NET LOANS	75,317,502	1,803,678	9.60%	64,571,498	1,328,500	8.25%
Intercompany investments	14,640	221	6.03%	30,585	392	5.13%
TOTAL EARNING ASSETS	94,025,999	$1,902,146	8.14%	79,992,977	1,400,186	7.07%
Other assets(5)	25,150,847			16,755,224
TOTAL ASSETS	$119,176,846			$96,748,201
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,596,473	$12,840	0.44%	$10,649,867	$6,862	0.26%
Savings	3,903,245	1,202	0.12%	3,961,582	1,275	0.13%
Money market	22,056,441	30,355	0.55%	19,011,112	18,989	0.40%
Certificates of deposit	8,185,116	18,996	0.93%	7,969,678	21,821	1.10%
TOTAL INTEREST BEARING DEPOSITS	45,741,275	63,393	0.55%	41,592,239	48,947	0.47%
BORROWED FUNDS:
FHLB advances	7,157,556	43,382	2.42%	7,875,018	72,082	3.66%
Federal funds and repurchase agreements	24,722	8	0.13%	—	—	—%
Other borrowings	31,894,131	172,085	2.16%	19,542,476	113,072	2.31%
TOTAL BORROWED FUNDS (6)	39,076,409	215,475	2.21%	27,417,494	185,154	2.70%
TOTAL INTEREST BEARING FUNDING LIABILITIES	84,817,684	278,868	1.32%	69,009,733	234,101	1.36%
Noninterest bearing demand deposits	7,943,049			7,912,704
Other liabilities(7)	3,468,082			1,668,119
TOTAL LIABILITIES	96,228,815			78,590,556
STOCKHOLDER’S EQUITY	22,948,031			18,157,645
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$119,176,846			$96,748,201
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,623,057			$1,178,407
NET INTEREST SPREAD (8)			6.82%			5.71%
NET INTEREST MARGIN (9)			6.95%			5.89%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
	As Restated	As Restated
INTEREST INCOME:
Interest-earning deposits	$1,762	$1,995
Investments available-for-sale	77,417	61,192
Other investments	19,068	8,107
Total interest income on investment securities and interest-earning deposits	98,247	71,294
Interest on loans	1,803,678	1,328,500
Total Interest Income	1,901,925	1,399,794
INTEREST EXPENSE:
Deposits and customer accounts	63,393	48,947
Borrowings and other debt obligations	215,475	185,154
Total Interest Expense	278,868	234,101
NET INTEREST INCOME	$1,623,057	$1,165,693

Net interest income increased $457.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This was primarily due to the interest income earned on growth in the retail installment contracts and auto loan portfolio, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SCUSA's debt obligations in 2015 compared with 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $27.0 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2015 was $18.7 billion with an average yield of 2.27%, compared to average balances of $15.4 billion with an average yield of 2.09% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to the increased interest from MBS and increased dividends on Federal Home Loan Bank ("FHLB") stock.

Interest Income on Loans

Interest income on loans increased $475.2 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. The increase in interest income on loans was primarily due to the growth of the retail installment contract, auto loan and unsecured loan portfolios resulting from new originations. Interest income on the retail installment contract and auto loan portfolios and the unsecured loans portfolio increased $411.1 million and $73.0 million, respectively, for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.

The average balance of total loans was $77.1 billion with an average yield of 9.37% for the three-month period ended March 31, 2015, compared to $65.5 billion with an average yield of 8.14% for the corresponding period in 2014. The increase in the average balance of total loans was primarily due to the growth of the retail installment contract and auto loan portfolios, as well as the personal unsecured loans portfolio. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $23.1 billion with an average yield of 20.07% for the three-month period ended March 31, 2015, compared to $13.7 billion with an average yield of 21.89% for the corresponding period in 2014.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $14.4 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. The average balance of total interest-bearing deposits was $45.7 billion with an average cost of 0.55% for the three-month period ended March 31, 2015 compared to an average balance of $41.6 billion with an average cost of 0.47% for the corresponding period in 2014. The increase in interest expense on deposits and customer-related accounts during the three-month period ended March 31, 2015 was primarily due to the increase in the volume of deposit accounts, along with a slight increase in average interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $30.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase in interest expense on borrowed funds was due to a $11.7 billion increase in average borrowings for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. In January, the Company held a debt offering and issued $1.0 billion in senior notes, which contributed to the increase. This was offset by a decrease in the average cost of interest on borrowed funds. The average balance of total borrowings was $39.1 billion with an average cost of 2.21% for the three-month period ended March 31, 2015, compared to an average balance of $27.4 billion with an average cost of 2.70% for the corresponding period in 2014.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2015 was $1.1 billion, compared to $310.9 million for the corresponding period in 2014. The increase in the provision can be attributed to the continued retail installment contracts and auto loans portfolio growth in the first quarter of 2015.

The following table presents the activity in the allowance for credit losses ("ACL") for the periods indicated:

	Three-Month Period Ended March 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Allowance for loan losses, beginning of period	$1,701,602	$834,337
Charge-offs:
Commercial	(19,339)	(29,593)
Consumer(2)	(942,975)	(143,245)
Total charge-offs	(962,314)	(172,838)
Recoveries:
Commercial	5,999	5,388
Consumer	504,478	72,876
Total recoveries	510,477	78,264
Charge-offs, net of recoveries	(451,837)	(94,574)
Provision for loan losses (1)	1,058,639	350,869
Other(2):
Commercial	—	—
Consumer	(27,117)	—
Allowance for loan losses, end of period	$2,281,287	$1,090,632

Reserve for unfunded lending commitments, beginning of period	$132,641	$220,000
Provision for unfunded lending commitments (1)	(5,000)	(40,000)
Loss on unfunded lending commitments	—	—
Reserve for unfunded lending commitments, end of period	127,641	180,000
Total allowance for credit losses, end of period	$2,408,928	$1,270,632

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)	Unallocated charge-offs for the three-months ended March 31, 2015 and 2014 is included in Consumer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, primarily related to growth in the retail installment contracts and auto loan portfolios, and the corresponding net charge-offs for that portfolio. Net charge-offs in the commercial portfolio decreased for the three-month period ended March 31, 2015, compared to the corresponding period in the prior year. The ratio of net loan charge-offs to average total loans was 0.6% for the three-month period ended March 31, 2015, compared to 0.1% for the three-month period ended March 31, 2014. Commercial loan net charge-offs as a percentage of average commercial loans, including multi-family loans, decreased to less than 0.1% for the three-month period ended March 31, 2015, compared to 0.1% for the three-month period ended March 31, 2014. Consumer loan net charge-offs as a percentage of average consumer loans increased to 1.1% for the three-month period ended March 31, 2015, compared to 0.2% for the corresponding period in the prior year. The increase in consumer charge-offs is primarily due to the activity associated with the Change in Control being fully reflective for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Consumer fees	$100,704	$82,964
Commercial fees	42,685	42,970
Mortgage banking income, net	17,863	12,947
Equity method investments	(7,133)	19,676
Bank-owned life insurance	12,956	14,182
Lease income	313,331	89,028
Miscellaneous income	96,540	144,139
Net gain recognized in earnings	9,557	2,419,507
Total non-interest income	$586,503	$2,825,413

Total non-interest income decreased $2.2 billion for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease was primarily due to the one-time gain recognized in 2014 related to the Change in Control.

Consumer Fees

Consumer fees increased $17.7 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the increase in servicing fees that are associated with the Company's growing retail installment contract and auto loan portfolio.

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

Net gains/(losses) from changes in MSR fair value resulted in a loss of $7.0 million for the three-month period ended March 31, 2015, compared to a loss of $4.5 million to the corresponding period in 2014. The carrying value of the related MSRs at March 31, 2015 and December 31, 2014 were $135.5 million and $145.0 million, respectively. The MSR asset fair value decrease for the three-month period ended March 31, 2015 was the result of decreased interest rates.

MSR principal reductions were$6.1 million for the three-month period ended March 31, 2015, compared to $4.4 million in the corresponding period in 2014, due to an increase in prepayments and mortgage refinancing.

Equity Method Investments

The Company recognized a decrease of $26.8 million on equity method investments for the three-month period ended March 31, 2015. The decrease in equity method investment was due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014.

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

Lease income

Lease income increased $224.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the continued growth of the Company's lease portfolio.

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

Miscellaneous Income

Miscellaneous income decreased $47.6 million for the three-month period ended March 31, 2015, compared to the corresponding periods in 2014. This was primarily due to the decrease of $14.0 million in capital markets revenue in the first three months of 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Compensation and benefits	$319,101	$318,670
Occupancy and equipment expenses	129,166	120,869
Technology expense	42,089	40,270
Outside services	48,399	35,959
Marketing expense	14,341	14,100
Loan expense	93,797	68,829
Lease expense	240,948	61,444
Other administrative expenses	71,666	54,116
Total general and administrative expenses	$959,507	$714,257

Total general and administrative expenses increased $245.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Factors contributing to this increase were as follows:

Compensation and benefits expense increased $0.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the Company's investment in personnel through increased salary, headcount, and bonuses.

Occupancy and equipment expenses increased $8.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the increase in office occupancy costs related to increased headcount along with higher building maintenance expenses throughout the Company.

Outside services increased $12.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the $16.2 million increase in consulting service fees that relates to finance-related initiatives, including preparation for meeting the requirements of the IHC Final Rules. The increase was offset by a decrease in outside processing services.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan expense increased $25.0 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to higher collection expenses associated with the growing retail installment contracts portfolio.

Lease expense increased $179.5 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the continued growth of the Company's lease portfolio.

Other administrative expenses increased $17.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The primary cause was a $6.6 million increase in legal fees recognized during the quarter as part of the settlement of certain open legal matters and a $6.4 million increase in non-income related tax expenses.

OTHER EXPENSES

	Three-Month Period Ended March 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Amortization of intangibles	$16,806	$12,049
Deposit insurance premiums and other expenses	15,809	14,420
Loss on debt extinguishment	—	3,635
Impairment of long-lived assets	—	3,323
Investment expense on affordable housing projects	49	—
Total other expenses	$32,664	$33,427

Total other expenses decreased $0.8 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The primary factors contributing to this increase were:

Amortization of intangibles increased $4.8 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the addition of intangible assets in the first quarter of 2014 as a result of the Change in Control.

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

There were no impairments of long-lived assets during the three-month period ended March 31, 2015 compared to $3.3 million of impairment on capitalized software during the corresponding period in 2014.

The Company incurred an investment expense on affordable housing projects of $49.0 thousand for the three-month period ended March 31, 2015. This expense was related to low income housing tax credit investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

General

Since the Original Filing of the March 31, 2015 Form 10-Q, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•
The small business banking, commercial business banking, and auto leasing lines of business formerly included in the Auto Finance and Business Banking reportable segment, were combined with the Consumer and Business Banking reportable segment.

•	The Real Estate and Commercial reportable segment was split into the Commercial Real Estate reportable segment and the Commercial Banking reportable segment.

•	The CEVF and dealer floor plan lines of business, formerly included in the Auto Finance & Business Banking reportable segment, were moved to the Commercial Banking business unit.

•	The internal FTP guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. These FTP changes impact all reporting segments, excluding SC.

All prior period results have been recast to conform to the new composition of these reportable segments.

The Company's segments consist of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking and SCUSA at March 31, 2015. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $0.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of the Consumer and Business Banking segment's gross loans was $17.6 billion for the three-month period ended March 31, 2015, compared to $20.6 billion for the corresponding period in 2014. The average balance of deposits was $39.1 billion for the three-month period ended March 31, 2015, compared to $38.4 billion for the corresponding period in 2014. Total non-interest income increased $60.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses decreased $6.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $70.5 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Total assets for the three-month period ended March 31, 2015 were $22.4 billion, compared to $21.3 billion for the corresponding period in 2014. This decrease was primarily driven by decreases within the mortgage loan portfolio.

Commercial Banking

Net interest income increased $7.7 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total average gross loans were $10.0 billion for the three-month period ended March 31, 2015, compared to $8.2 billion for the corresponding period in 2014, driven by growth in the dealer lending and CEVF business lines. Total non-interest income increased $0.2 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses increased $18.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $9.0 million for the three-month period ended 2015, compared to the corresponding period in 2014.

Total assets were $15.5 billion for the three-month period ended March 31, 2015, compared to $13.6 billion for the corresponding period in 2014. Total average deposits were $8.8 billion for the three-month period ended March 31, 2015, compared to $7.2 billion for the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate

Net interest income increased $9.5 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of this segment's gross loans decreased to $14.0 billion during the three-month period ended March 31, 2015, compared to $14.3 billion for the corresponding period in 2014. The average balance of deposits remained at $0.8 billion during the three-month period ended March 31, 2015, compared to $0.8 billion during the corresponding period in 2014. Total non-interest income decreased $4.9 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses was $10.8 million for the three-month period ended March 31, 2015, compared to a release of credit provisions of $1.1 million for the corresponding period of 2014. Total expenses decreased $1.6 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Total assets which includes the related ACL were $14.0 billion for the three-month period ended March 31, 2015, compared to $14.5 billion for the corresponding period in 2014.

Global Corporate Banking

Net interest income increased $8.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of this segment's gross loans was $8.6 billion for the three-month period ended March 31, 2015, compared to $6.9 billion for the corresponding period in 2014. The average balance of deposits was $1.5 billion for the three-month period ended March 31, 2015, compared to $1.1 billion for the corresponding period in 2014. Total non-interest income decreased $6.8 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses increased $0.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $2.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Total assets were $11.8 billion for the three-month period ended March 31, 2015, compared to $8.8 billion for the corresponding period in 2014.

Other

Net interest income decreased $9.8 million for the three-month period ended March 31, 2015, compared to the corresponding period of the preceding year. Total non-interest income decreased $3.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses was $31.1 million for the three-month period ended March 31, 2015, compared to a provision of $8.9 million during the corresponding period in 2014. Total expenses increased $16.6 million during the three-month period ended March 31, 2015 compared to the corresponding period in 2014.

Total assets were $25.6 billion for the three-month period ended March 31, 2015, compared to $22.1 billion for the corresponding period of the prior year.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Net interest income increased $86.2 million for the three-month period ended March 31, 2015, compared to the corresponding period of the prior year. Total non-interest income increased $125.2 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. These increases in income are primarily attributable to increases in loans and total assets during the year. A one-time gain on change in control of $2.4 billion occurred in 2014 due to the consolidation of SCUSA. The provision for credit losses increased $65.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $4.0 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Total assets were $34.1 billion for the three-month period ended March 31, 2015, compared to $29.0 billion for the corresponding period of the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax provision of $36.9 million was recorded for the three-month period ended March 31, 2015, compared to $1.1 billion for the corresponding period in 2014. This resulted in an effective tax rate of 22.5% for the three-month period ended March 31, 2015, compared to 36.0% for the corresponding period in 2014. The lower tax rate in 2015 was primarily due to the deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

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

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	As Restated		As Restated		As Restated
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,799,757	11.0%	$8,739,233	11.5%	$8,945,429	12.0%
Commercial and industrial loans and other commercial	20,982,655	26.3%	19,196,154	25.2%	15,999,199	21.6%
Multi-family	8,552,911	10.7%	8,705,890	11.4%	9,365,927	12.6%
Total Commercial Loans	38,335,323	48.0%	36,641,277	48.1%	34,310,555	46.2%
Consumer loans secured by real estate:
Residential mortgages	7,014,276	8.8%	6,969,309	9.1%	9,613,704	12.9%
Home equity loans and lines of credit	6,176,299	7.7%	6,211,298	8.1%	6,210,673	8.4%
Total consumer loans secured by real estate	13,190,575	16.5%	13,180,607	17.2%	15,824,377	21.3%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	24,341,530	30.5%	22,430,453	29.5%	21,067,216	28.3%
Personal unsecured loans	2,696,815	3.4%	2,696,820	3.5%	1,558,553	2.1%
Other consumer	1,236,612	1.6%	1,306,562	1.7%	1,556,875	2.1%
Total Consumer Loans	41,465,532	52.0%	39,614,442	51.9%	40,007,021	53.8%
Total Loans	$79,800,855	100.0%	$76,255,719	100.0%	$74,317,576	100.0%
Total Loans with:
Fixed	$47,120,511	59.0%	$45,345,715	59.5%	$45,544,969	61.3%
Variable	32,680,344	41.0%	30,910,004	40.5%	28,772,607	38.7%
Total Loans	$79,800,855	100.0%	$76,255,719	100.0%	$74,317,576	100.0%
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

The consumer loan portfolio not secured by real estate increased $1.8 billion, or 7.0%, from December 31, 2014 to March 31, 2015, and increased $4.1 billion, or 16.9%, from March 31, 2014 to March 31, 2015. The increases from December 31, 2014 and March 31, 2014 were primarily due to loan origination growth within the retail installment contract and auto loans portfolio.

NON-PERFORMING ASSETS

Non-performing assets decreased during the period, to $1.5 billion, or 1.2% of total assets, at March 31, 2015, compared to $1.8 billion, or 1.5% of total assets, at December 31, 2014, primarily due to a decrease in NPLs in the retail installment contract and auto loan portfolio.

Non-performing assets consist of non-performing loans and leases, which represent loans and leases no longer accruing interest, other real estate owned properties, and other repossessed assets. When interest accruals are suspended, accrued but uncollected interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the retail installment contract portfolio, nonaccrual status may begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all accrued but uncollected interest is removed from interest income.

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

Commercial

Commercial NPLs decreased $3.7 million from December 31, 2014 to March 31, 2015. At March 31, 2015 and December 31, 2014, commercial NPLs accounted for 0.6% of total commercial loans. The decrease in commercial NPLs was primarily attributable to overall improvements in credit quality, including decreased delinquencies, troubled debt restructurings ("TDRs"), and net charge-offs.

Consumer Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$212,122	$140,321	$231,316	$142,026
Total loans	$7,014,276	$6,176,299	$6,969,309	$6,211,298
NPLs as a percentage of total loans	3.0%	2.3%	3.3%	2.3%
NPLs in foreclosure status	44.2%	14.3%	38.9%	13.7%
(1) Includes LHFS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through brokers outside the Bank's geographic footprint. At March 31, 2015 and December 31, 2014, the residential mortgage portfolio included the following Alt-A loans:

	March 31, 2015	December 31, 2014
	As Restated	As Restated
	(dollars in thousands)

Alt-A loans	$615,375	$637,327
Alt-A loans as a percentage of the residential mortgage portfolio	8.8%	9.1%
Alt-A loans designated "out-of-footprint"	$241,276	$250,591
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	39.2%	39.3%
Alt-A loans in NPL status	$62,231	$67,668
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	29.3%	29.3%

The performance of the Alt-A segment has remained poor, averaging a 10.1% NPL ratio for the year-to-date in 2015. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.5% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 29.3% at March 31, 2015. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

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

NPLs in the consumer loans not secured by real estate portfolio decreased $293.7 million from December 31, 2014 to March 31, 2015. At March 31, 2015, non-performing consumer loans not secured by real estate accounted for 4.2% of total consumer loans not secured by real estate, compared to 3.9% of total consumer loans not secured by real estate at December 31, 2014. This decrease was attributable to a decline in the overall aging of the retail installment contracts and auto loans portfolio.

The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2015	December 31, 2014
	As Restated	As Restated
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$153,304	$167,780
Commercial and industrial	69,398	58,703
Multi-family	9,746	9,639
Total commercial loans	232,448	236,122
Consumer:
Residential mortgages	212,122	231,316
Consumer loans secured by real estate	140,321	142,026
Consumer loans not secured by real estate	725,171	1,018,824
Total consumer loans	1,077,614	1,392,166

Total non-accrual loans	1,310,062	1,628,288

Other real estate owned	52,157	65,051
Repossessed vehicles	159,990	126,309
Other repossessed assets	161	11,375
Total other real estate owned and other repossessed assets	212,308	202,735
Total non-performing assets	$1,522,370	$1,831,023

Past due 90 days or more as to interest or principal and accruing interest	$84,567	$93,152
Annualized net loan charge-offs to average loans (2)	2.4%	0.6%
Non-performing assets as a percentage of total assets	1.2%	1.5%
NPLs as a percentage of total loans	1.9%	2.1%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.2%	2.4%
ACL as a percentage of total non-performing assets (1)	158.2%	100.2%
ACL as a percentage of total NPLs (1)	183.9%	112.6%

(1)	The ACL is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the three-month period ended March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table summarizes TDRs at the dates indicated:

	March 31, 2015	December 31, 2014
	As Restated	As Restated
	(in thousands)
Performing
Commercial	$171,116	$186,685
Residential mortgage	91,839	83,597
Other consumer	2,594,126	1,771,371
Total performing	2,857,081	2,041,653
Non-performing
Commercial	64,629	74,308
Residential mortgage	66,086	70,624
Other consumer	251,104	198,590
Total non-performing	381,819	343,522
Total	$3,238,900	$2,385,175

Total non-performing TDRs increased $38.3 million from December 31, 2014 to March 31, 2015. This change was primarily attributable to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter of 2014 which included non-prime loans.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from 89.9% of total other consumer loan TDRs at December 31, 2014 to 91.2% of total other consumer loan TDRs at March 31, 2015. This increase was attributable to the credit quality seen in the retail installment contracts and auto loan portfolio, many of which are considered sub-prime loans.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	As Restated
	(dollars in thousands)
Allocated allowance:
Commercial loans	$413,014	55.6%	$401,553	48.2%
Consumer loans	1,796,974	44.4%	1,267,025	51.8%
Unallocated allowance	71,299	imm.	33,024	imm.
Total allowance for loan losses	2,281,287	100.0%	1,701,602	100.0%
Reserve for unfunded lending commitments	127,641		132,641
Total ACL	$2,408,928		$1,834,243

General

The ACL increased $574.7 million from December 31, 2014 to March 31, 2015. This increase in the ACL was attributable to the continued growth in the Company's retail installment contract and auto loans and unsecured loan portfolios.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquency and NPLs, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

Generally, the Company’s loans held for investment are carried at amortized cost, net of ALLL, which includes the estimate of any related net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

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

The portion of the allowance for loan losses related to the HFI commercial portfolio increased from $401.6 million at December 31, 2014 (1.1% of commercial loans) to $413.0 million at March 31, 2015 (1.1% of commercial loans). The primary factor resulting in the decrease of ACL coverage is a result of improved portfolio risk distribution related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that has resulted in a decrease in reserve balances.

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

The allowance for consumer loans was $1.8 billion and $1.3 billion at March 31, 2015 and December 31, 2014, respectively. The allowance as a percentage of HFI consumer loans was 4.5% at March 31, 2015 and 3.2% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to continued growth in the Company's retail installment contract and auto loans and unsecured loan portfolios.

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

GOODWILL

Goodwill totaled $9.0 billion at both March 31, 2015 and December 31, 2014.

The following table shows goodwill by reporting unit at March 31, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	GBM	SCUSA	Total
(As Restated)	(in thousands)
Goodwill at March 31, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484

At March 31, 2015, goodwill represented 7.3% and 39.1% of total assets and total stockholder's equity, respectively, compared to 7.5% of total assets and 39.4% of total stockholder's equity at December 31, 2014.

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.1 billion at March 31, 2015 and $1.2 billion at December 31, 2014. The net deferred tax balance remained primarily unchanged quarter over quarter due to a decrease to the net deferred tax liability from the change in cumulative temporary differences, net operating loss carryforwards and tax credits, offset partially by a decrease to the net deferred tax asset related to investment and market-related unrealized losses.

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

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company has not changed its reserve position as of March 31, 2015 and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

OTHER ASSETS

Other assets at March 31, 2015 were $1.9 billion, compared to $2.9 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables, and miscellaneous assets and receivables, offset by an increase in derivative assets.

Income tax receivables decreased $364.7 million primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $640.9 million primarily due to investment trades unsettled at the end of 2014 that were received by March 31, 2015. These unsettled trades were primarily related to the sale of trading securities between December 31, 2014 and March 31, 2015. These decreases were offset by an $85.2 million increase in derivative assets primarily due to an increase in capital market trading.

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

Interest-bearing deposit accounts decreased $148.5 million, or 1.4%, primarily due to the shift in deposits to CDs. The Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The cost of deposits increased from 0.47% for the first quarter of 2014 to 0.55% for the first quarter of 2015.

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

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2015:

	BANK

	March 31, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.78%	6.50%	4.50%
Tier 1 capital ratio	13.78%	8.00%	6.00%
Total capital ratio	15.28%	10.00%	8.00%
Leverage ratio	12.73%	5.00%	4.00%

	SHUSA

	March 31, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	12.06%	6.50%	4.50%
Tier 1 capital ratio	13.44%	8.00%	6.00%
Total capital ratio	15.31%	10.00%	8.00%
Leverage ratio	12.73%	5.00%	4.00%

(1) As defined by OCC regulations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Available Liquidity

As of March 31, 2015, the Bank had approximately $24.1 billion in committed liquidity from the FHLB and the FRB. Of this amount, $11.6 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $16.0 billion and $13.7 billion, respectively. These amounts represented 29.4% and 26.0% of total deposits at March 31, 2015 and December 31, 2014, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.0 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Three-Month Period Ended March 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Net cash provided by operating activities	$1,721,364	$1,306,677
Net cash (used in)/provided by investing activities	(7,092,547)	(3,369,640)
Net cash provided by/(used in) financing activities	5,054,907	1,319,225

Cash provided by operating activities

Net cash provided by operating activities was $1.7 billion for the three-month period ended March 31, 2015, which is comprised of net income of $0.1 billion, $1.1 billion of provision for credit losses, $0.9 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $1.2 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.3 billion for the three-month period ended March 31, 2014, mainly driven by $1.2 billion in proceeds from sales of LHFS.

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

For the three-month period ended March 31, 2014, net cash used in investing activities was $3.4 billion, primarily due to $3.5 billion in loan purchases and activity and $1.0 billion in leased vehicle purchases, offset by $0.7 billion in proceeds from sales of loans held for investment.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of March 31,2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

Control Environment, Risk Assessment, Control Activities and Monitoring

The Company's financial reporting involves complex accounting matters (such as purchase accounting, goodwill, allowance and TDR matters) emanating from our majority owned subsidiary, Santander Consumer USA Holdings Inc. (“SC”), which require significant resources, time and technical expertise. We determined there was a material weakness in the design and operating effectiveness of the controls pertaining to the Company’s oversight of its SC subsidiary activities and the Company’s accounting for transactions that are significant to the Company’s internal control over financial reporting. These activities were (a) ineffective oversight to ensure accountability for the performance of internal control over financial reporting responsibilities or to ensure corrective actions were appropriately prioritized and implemented in a timely manner; and (b) inadequate resources, time and technical expertise to perform effective oversight of the application of accounting and financial reporting activities that are significant to the Company’s consolidated financial statements. We have identified the following material weaknesses emanating from SC:

SC's Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to the following areas: control environment, risk assessment, control activities and monitoring:

•
Management did not effectively execute a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

•
The tone at the top was insufficient to ensure there were adequate mechanisms and oversight to ensure accountability for the performance of internal control over financial reporting responsibilities and to ensure corrective actions were appropriately prioritized and implemented in a timely manner.

•	There was not adequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP.

•
There was not an adequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or an adequate determination and prioritization of how those risks should be managed.

•	There was not adequate management oversight and identification of models material to financial reporting.

•	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

•
There was a lack of appropriate tone at the top in establishing an effective control owner of the risk and controls self-assessment process, which contributed to a lack of clarity for ownership of risk assessments and control design and effectiveness. There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes, and a lack of defined roles and responsibilities in monitoring functions.

Application of Effective Interest Method for Accretion

The Company’s policies and controls related to the methodology used for applying the effective interest rate method in accordance with GAAP, specifically as it relates to the review of key assumptions over prepayment curves, pool segmentation and presentation in financial statements were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action, which contributed to this material weakness.

This resulted in errors in the Company’s application of the effective interest method for accreting discounts, which include discounts upon origination of the loan, subvention payments from manufacturers, and other origination costs on individually acquired retail installment contracts.

This material weakness relates to the following financial statement line items: loans held for investment, loans held-for-sale, the allowance for loan and lease losses, interest income-loans, the provision for credit losses, miscellaneous income and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with GAAP, specifically as it relates to the calculation of impairment for troubled debt restructurings (TDRs) separately from the general allowance on loans not classified as TDRs and the consideration of net discounts when estimating the allowance were not designed appropriately or failed to operate effectively. Additionally, the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action which contributed to this material weakness.

This resulted in errors in the Company’s methodology for determining the credit loss allowance, specifically not calculating impairment for TDRs separately from a general allowance on loans not classified as TDRs and inappropriately omitting the consideration of net discounts when estimating the allowance and recording charge-offs.

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, the provision for credit losses, and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Loans Modified as TDRs

The following controls over the identification of TDRs and inputs used to estimate TDR impairment did not operate effectively:

•	Review controls of the TDR footnote disclosures and supporting information did not effectively identify that parameters used to query the loan data were incorrect.

•
A review of inputs used to estimate the expected and present value of cash flows of loans modified in TDRs did not identify errors in types of cash flows included and in the assumed timing and amount of defaults and did not identify that the discount rate was incorrect.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action, as well as ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

As a result, management determined that it had incorrectly identified the population of loans that should be classified as TDRs and, separately, had incorrectly estimated the impairment on these loans due to model input errors.

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, the provision for credit losses, and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance

Various deficiencies were identified in the credit loss allowance process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over data, inputs and assumptions in models used for estimating credit loss allowance and related model changes were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate credit loss allowance and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

The Company reported a material weakness in control environment relating to inadequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or determination and prioritization of how those risks should be managed and ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, provision for credit losses, and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Identification, Governance and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and approval processes over models that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over data, inputs and assumptions in models used for estimating accretion and related model changes were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate accretion and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

The Company reported a material weakness in control environment relating to inadequate assessment of changes in risks by management that could significantly impact internal control over financial reporting or determination and prioritization of how those risks should be managed and inadequate management oversight and identification of models material to financial reporting as well as ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to the following financial statement line items: loans held for investment, net, loans held for sale, net, the allowance for loan and lease losses, interest income - loans, provision for credit losses, miscellaneous income and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to these transactions in accordance with GAAP did not operate effectively.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to various financial statement line items.

Review of Financial Statement Disclosures

Management identified errors relating to financial statement disclosures. Specifically, controls over both the preparation and review of financial statement disclosures did not operate effectively to ensure complete, accurate, and proper presentation of the financial statement disclosures in accordance with GAAP.

The Company reported a material weakness in control environment relating to inadequate management oversight of accounting and financial reporting activities in implementing certain accounting practices to conform to the Company’s policies and GAAP, and ineffective execution of a strategy to hire and retain a sufficient complement of personnel with an appropriate level of knowledge, experience, and training in certain areas important to financial reporting which contributed to this material weakness.

This material weakness relates to various disclosures in the financial statements.

Impact of Purchase Accounting on TDR Loan Accounting

In the process of estimating the allowance for loan losses related to SC loans in the Company’s consolidated financial statements, SC’s discount rates were used in the TDR methodology rather than the discount rate required for the Company related to the original purchase accounting discount. Management’s review control of the methodology did not operate effectively.

This material weakness relates to the following financial statement line items: loans held for investment, net, the allowance for loan and lease losses, provision for credit losses, and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Goodwill

In connection with the annual goodwill impairment test conducted as of October 1, the Company determined there was a material weakness in the operating effectiveness of management’s review control over the calculation of the carrying value of the Company’s SC reporting unit used in the Company’s step one goodwill impairment tests performed in accordance with ASC 350-20. A review of the calculation did not identify an error which resulted in an understatement of the carrying value used in the goodwill impairment tests. While the impact of the error did not result in a different conclusion regarding the step one impairment test that was conducted, it was reasonably possible that the understated carrying value could have resulted in a different conclusion that would not have been prevented or detected.

Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows (SCF) and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of the Condensed Consolidated SCF and financial statement disclosures in the Loans and Allowance for Credit Losses footnote, as a result of which errors were not identified in a timely manner.

During 2015, with the oversight of senior management and the Audit Committee, the Company implemented a number of new controls to remediate the SCF and footnotes material weakness described above. The Company has revised the design of the former process to prepare and review the Company’s SCF and Notes to the Consolidated Financial Statements, and designed and implemented additional controls over the preparation and data providers, to remediate the underlying control weakness that gave rise to the material weakness. The newly implemented controls include additional reviews at a detailed level at the statement preparation and data provider levels.

The Company believes these enhancements have remediated the SCF controls design aspect of this material weakness. However, we continue to monitor the operating effectiveness of the new controls and believe these changes will strengthen internal control over financial reporting for the preparation and review of the SCF and Notes to the Consolidated Financial Statements in order to address the remaining material weakness related to the operating effectiveness of the controls.

Remediation Status of Reported Material Weaknesses

We are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses.

The following remediation steps are among the measures currently being implemented at the time of this filing by the Company and SC:

•	The Company and SC have begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting.

•
The Company has established regular working group meetings, with appropriate oversight by management of both SC and the Company to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•
In conjunction with previously developing new credit loss allowance models and refining our loss forecasting methodology to be in compliance with GAAP, the Company also is enhancing its accounting documentation relating to credit loss allowance, to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

•
Management is also in the process of performing a comprehensive review of current accounting practices to ensure compliance with the Company’s accounting policies and GAAP, and to ensure sufficient specificity in procedures. Additionally, management will implement a recurring review by a team of qualified individuals.

•	Processes to identify, track, and report TDRs, that take into account changes to TDRs and new modification types, were enhanced and are being documented.

•
A formal and comprehensive ongoing performance monitoring plan related to credit loss allowance with specific details relating to monitoring activities performed to allow for repeatable and consistent testing is being developed. This plan is intended to be consistent with the Company’s overarching model risk management policy and will provide a consistent methodology for measuring performance across all models.

•	Management is ensuring that all models significant to financial reporting are subject to appropriate validation, documentation and procedures.

•	Model documentation is being developed, or in some cases enhanced to address model documentation gaps, related to credit loss allowance and accretion models.

•
A framework and documentation are being developed to outline model security attributes/procedures for models related to credit loss allowance and models are being placed in an environment where access is restricted to authorized personnel and an audit trail is retained.

•	The Company is enhancing its Material Risk Program and Assessment documentation.

•	The Company is enhancing the internal documentation requirements and procedures to be performed related to goodwill impairment testing.

•
The Company has designed and implemented additional controls (including additional reviews at a detailed level) over the preparation and review of the SCF and Notes to the Consolidated Financial Statements.

•	The Company is enhancing the internal documentation requirements and procedures to be performed in the implementation of new accounting models used by the Company for financial reporting purposes.

•
The Company has begun efforts to enhance its oversight of subsidiaries by establishing additional procedures to identify high risk, unusual, or material transactions to ensure that there are sufficient activities performed to ensure accurate and timely financial reporting.

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Lapses in internal controls including internal control over financial reporting could materially and adversely affect our operations, liquidity and/or reputation.

We have identified control deficiencies in our financial reporting process as of March 31, 2015 that constitute material weaknesses, which contributed to the restatement of the unaudited condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended March 31, 2015 and restatement of the audited consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2014. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	December 7, 2016	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	December 7, 2016	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President