Form 10-Q/A
period 2015-06-30
Santander Holdings USA, Inc.
filed 2016-12-08
CIK 811830

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

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2015 (the "Form 10-Q/A").

This Form 10-Q/A amends that Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the Securities and Exchange Commission (the "SEC") on August 12, 2015 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) error in our methodology for estimating credit loss allowance ("ACL") for retail installment contracts ("RICs") held for investment (ii) error related to the lack of consideration of net discounts when estimating the allowance for credit losses for the non-troubled debt restructurings ("TDRs") portfolio of retail installment contracts held for investment, (iii) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on retail installment contracts held for investment, and (iv) an error in computing the present value of expected future cash flow whereby the TDRs' weighted average original contractual interest rate was utilized rather than the TDRs' weighted average original effective interest rate as required by accounting principles generally accepted in the United States of America ("GAAP"). The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three and six months ended June 30, 2015 and 2014. Further explanation regarding the restatement is set forth in Note 18 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

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
GAAP: Accounting principles generally accepted in the United States of America
ABS: Asset-backed securities	GBM: Global Banking & Markets and Large Corporate Banking
ACL: Allowance for credit losses	GSE: Government-sponsored entities
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	IHC: U.S. intermediate holding company
ASC: Accounting Standards Codification	IPO: Initial public offering
ASU: Accounting Standards Update	IRS: Internal Revenue Service
Bank: Santander Bank, National Association	ISDA: International Swaps and Derivatives Association, Inc.
BHC: Bank holding company	Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013.
BOLI: Bank-owned life insurance	LCR: Liquidity coverage ratio
Brokers: Independent parties	LHFS: Loans held-for-sale
CBP: Citizens Bank of Pennsylvania	LIBOR: London Interbank Offered Rate
CCAR: Comprehensive Capital Analysis and Review	LTV: Loan-to-value
CD: Certificate(s) of deposit	MBS: Mortgage-backed securities
CEVF: Commercial equipment vehicle funding	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CET1: Common equity tier 1	MSR: Mortgage servicing right
CFPB: Consumer Financial Protection Bureau	MVE: Market value of equity
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	NCI: Non-controlling interest
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	NPL: Non-performing loans
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	NSFR: Net stable funding ratio
Chrysler Group: Chrysler Group LLC (FCA US LLC as of December 14, 2014)	OCC: Office of the Comptroller of the Currency
CID: Civil investigative demand	OEM: Original equipment manufacturer
CLO: Collateralized loan obligations	OIS: Overnight indexed swap
CLTV: Combined loan-to-value	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
CODM: Chief Operating Decision Maker	Original Filing: Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the SEC on August 12, 2015.
Company: Santander Holdings USA, Inc.	OREO: Other real estate owned
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	OTS: Office of Thrift Supervision
CPR: Changes in anticipated loan prepayment rates	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
DCF: Discounted cash flow	OTTI: Other-than-temporary impairment
DDFS: Dundon DFS LLC	REIT: Real estate investment trust
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	RIC: retail installment contract
DOJ: Department of Justice	RV: Recreational vehicle
DOJ Order: Consent order signed by SCUSA with the DOJ on February 25, 2015 that resolved claims related to certain of SCUSA's repossession and collection activities.	S&P: Standard & Poor's
DTI: Debt-to-income	Santander: Banco Santander, S.A.
ECOA: Equal Credit Opportunity Act	Santander NY: New York branch of Banco Santander, S.A.

EPS: Enhanced Prudential Standards	Santander UK: Santander UK plc
Exchange Act: Securities Exchange Act of 1934, as amended	SBNA: Santander Bank, N.A.
FASB: Financial Accounting Standards Board	SCF: Statement of Cash Flows
FBO: Foreign banking organization	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
FDIC: Federal Deposit Insurance Corporation	SCUSA Common Stock: Common shares of SCUSA
Federal Reserve: Board of Governors of the Federal Reserve System	SDART: Santander Drive Auto Receivables Trust, a SCUSA securitization platform
FHLB: Federal Home Loan Bank	SEC: Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	Securities Act: Securities Act of 1933, as amended
FICO: Fair Isaac Corporation® credit scoring model	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SCUSA, SCUSA, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A. on July 2, 2015.
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SHUSA: Santander Holdings USA, Inc.
FNMA: Federal National Mortgage Association	SPE: Special purpose entity
FOMC: Federal Open Market Committee	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FVO: Fair value option	Trusts: Securitization trusts
UPB: Unpaid principal balance
VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(As Restated - Note 18)	(As Restated - Note18)
	(in thousands, except for share data)
ASSETS
Cash and cash equivalents	$2,212,358	$2,201,783
Investment securities:
Available-for-sale at fair value	19,324,217	15,908,078
Trading securities	—	833,936
Other investments	846,610	816,991
Loans held for investment (1) (5)	79,389,188	75,995,467
Allowance for loan losses (5)	(2,834,653)	(1,701,602)
Net loans held for investment	76,554,535	74,293,865
Loans held-for-sale (2)	1,886,090	260,252
Premises and equipment, net (3)	849,632	854,671
Leased vehicles, net (5)(6)	7,298,019	6,623,970
Accrued interest receivable (5)	580,126	559,962
Equity method investments	187,028	227,991
Goodwill	8,951,484	8,951,484
Intangible assets	673,844	706,988
Bank-owned life insurance	1,708,310	1,686,491
Restricted cash (5)	3,202,917	2,024,838
Other assets (4) (5)	2,014,868	2,869,580
TOTAL ASSETS	$126,290,038	$118,820,880
LIABILITIES
Accrued expenses and payables	$2,049,611	$1,891,235
Deposits and other customer accounts	54,622,913	52,474,007
Borrowings and other debt obligations (5)	44,403,556	39,679,382
Advance payments by borrowers for taxes and insurance	182,998	166,144
Deferred tax liabilities, net	1,084,984	1,159,971
Other liabilities (5)	750,918	722,685
TOTAL LIABILITIES	103,094,980	96,093,424
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at June 30, 2015 and at December 31, 2014, respectively)	14,730,843	14,729,609
Accumulated other comprehensive loss	(125,502)	(96,410)
Retained earnings	4,097,557	3,846,417
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,898,343	18,675,061
Noncontrolling interest	4,296,715	4,052,395
TOTAL STOCKHOLDER'S EQUITY	23,195,058	22,727,456
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$126,290,038	$118,820,880

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
(6) Net of accumulated depreciation of $1.2 billion and $817.9 million at June 30, 2015 and December 31, 2014, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
INTEREST INCOME:
Loans	$1,936,227	$1,767,980	$3,739,905	$3,096,480
Interest-earning deposits	1,057	1,566	2,819	3,561
Investment securities:
Available-for-sale	77,045	60,063	154,462	121,255
Other investments	10,025	9,638	29,093	17,745
TOTAL INTEREST INCOME	2,024,354	1,839,247	3,926,279	3,239,041
INTEREST EXPENSE:
Deposits and other customer accounts	65,193	48,809	128,586	97,756
Borrowings and other debt obligations	232,382	223,956	447,857	409,110
TOTAL INTEREST EXPENSE	297,575	272,765	576,443	506,866
NET INTEREST INCOME	1,726,779	1,566,482	3,349,836	2,732,175
Provision for credit losses	965,251	576,357	2,018,890	887,226
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	761,528	990,125	1,330,946	1,844,949
NON-INTEREST INCOME:
Consumer fees	108,845	99,905	209,549	182,869
Commercial fees	46,141	42,559	88,826	85,529
Mortgage banking income, net	36,304	16,762	54,167	29,709
Equity method investments (loss)/income, net	(34)	(7,196)	(7,167)	12,480
Bank-owned life insurance	15,884	16,981	28,840	31,163
Lease income	339,746	195,392	653,077	284,420
Miscellaneous income	147,490	200,443	244,030	344,582
TOTAL FEES AND OTHER INCOME	694,376	564,846	1,271,322	970,752
OTTI recognized in earnings	(1,092)	—	(1,092)	—
Gain on Change in Control	—	—	—	2,417,563
Net gain on sale of investment securities	10,799	9,405	20,356	11,349
Net gain recognized in earnings	9,707	9,405	19,264	2,428,912
TOTAL NON-INTEREST INCOME	704,083	574,251	1,290,586	3,399,664
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	327,510	283,889	646,611	602,559
Occupancy and equipment expenses	139,613	112,222	268,779	233,091
Technology expense	45,067	43,798	87,156	84,068
Outside services	55,501	43,150	103,900	79,109
Marketing expense	17,841	11,119	32,182	25,219
Loan expense	95,007	87,894	188,804	156,723
Lease expense	253,329	145,303	494,277	206,747
Other administrative expenses	98,731	79,054	170,397	133,170
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,032,599	806,429	1,992,106	1,520,686
OTHER EXPENSES:
Amortization of intangibles	16,338	20,891	33,144	32,940
Deposit insurance premiums and other expenses	13,369	14,559	29,178	28,979
Loss on debt extinguishment	—	—	—	3,635
Investment expense on qualified affordable housing projects	35	—	84	—
Impairment of long-lived assets	—	61,223	—	64,546
TOTAL OTHER EXPENSES	29,742	96,673	62,406	130,100
INCOME BEFORE INCOME TAXES	403,270	661,274	567,020	3,593,827
Income tax provision	125,074	239,793	161,983	1,294,072
NET INCOME INCLUDING NONCONTROLLING INTEREST	278,196	421,481	405,037	2,299,755
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	105,172	160,391	146,597	272,147
NET INCOME ATTRIBUTABLE TO SHUSA	$173,024	$261,090	$258,440	$2,027,608
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$278,196	$421,481	$405,037	$2,299,755
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax	7,214	(1,119)	(7,901)	6,641
Net unrealized (losses)/gains on available-for-sale investment securities, net of tax	(88,233)	46,127	(22,243)	128,988
Pension and post-retirement actuarial gain, net of tax	437	273	1,052	835
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	(80,582)	45,281	(29,092)	136,464
COMPREHENSIVE INCOME	$197,614	$466,762	$375,945	$2,436,219
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	105,172	160,391	146,597	272,147
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$92,442	$306,371	$229,348	$2,164,072

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(in thousands)

As Restated - Note 18	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,426,205	$—	$13,577,098
Comprehensive income	—	—	—	136,464	2,027,608	—	2,164,072
Comprehensive income attributable to Noncontrolling Interest	—	—	—	—	—	272,147	272,147
SCUSA Change in Control(1)	—	—	—	—	—	3,483,446	3,483,446
Impact of SCUSA Stock Option Activity	—	—	—	—	—	106,283	106,283
Issuance of common stock	10,084		2,521,000	—	—	—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—	—	(1,207)
Dividends paid to Noncontrolling Interest						(20,667)	(20,667)
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2014	530,391	$195,445	$14,729,609	$(117,904)	$3,446,513	$3,841,209	$22,094,872
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

As Restated - Note 18	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
Comprehensive (loss) /income	—	—	—	(29,092)	258,440	—	229,348
Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	146,597	146,597
Impact of SCUSA Stock Option Activity	—	—	—	—	—	97,723	97,723
Stock issued in connection with employee benefit and incentive compensation plans	—	—	1,234	—	—	—	1,234
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2015	530,391	$195,445	$14,730,843	$(125,502)	$4,097,557	$4,296,715	$23,195,058

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$405,037	$2,299,755
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	—	(2,280,027)
Net gain on sale of SCUSA shares	—	(137,536)
Gain on sale of branches	—	(10,648)
Impairment of capitalized software	—	64,546
Provision for credit losses	2,018,890	887,226
Deferred tax expense/(benefit)	(55,459)	1,007,100
Depreciation, amortization and accretion	168,188	(143,748)
Net gain on sale of loans	(101,750)	(47,303)
Net gain on sale of investment securities	(20,356)	(11,349)
Gain on residential loan securitizations	(9,373)	—
Net gain on sale of leased vehicles	(21,878)	(5,576)
OTTI recognized in earnings	1,092	—
Loss on debt extinguishment	—	3,635
Net loss/(gain) on real estate owned and premises and equipment	108	(3,590)
Stock-based compensation	11,745	2,840
Equity (earnings)/loss on equity method investments	7,167	(12,480)
Originations of loans held-for-sale, net of repayments	(3,401,215)	(2,264,013)
Proceeds from sales of loans held-for-sale	2,690,029	2,587,625
Purchases of trading securities	(390,192)	(211,590)
Proceeds from sales of trading securities	823,801	86,474
Net change in:
Other assets and bank-owned life insurance	231,504	617,844
Other liabilities	155,859	(90,122)
Other	—	(3,558)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,513,197	2,335,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	2,254,608	289,881
Proceeds from prepayments and maturities of available-for-sale investment securities	2,505,118	1,179,870
Purchases of available-for-sale investment securities	(6,982,822)	(1,286,348)
Proceeds from sales of other investments	239,155	166,012
Purchases of other investments	(243,912)	(194,110)
Net change in restricted cash	(1,178,079)	(316,035)
Proceeds from sales of loans held for investment	1,363,958	952,864
Proceeds from the sales of equity method investments	14,988	—
Distributions from equity method investments	8,004	5,058
Contributions to equity method investments	(403)	(18,556)
Purchases of loans held for investment	(208,592)	(1,039,938)
Net change in loans other than purchases and sales	(6,144,194)	(4,780,848)
Purchases of leased vehicles	(3,163,426)	(3,195,132)
Proceeds from the sale of leased vehicles	1,463,580	364,833
Manufacturer incentives	657,932	578,760
Proceeds from sales of real estate owned and premises and equipment	44,759	632,614
Purchases of premises and equipment	(111,547)	(141,599)
Net cash transferred on the sale of branches	—	(151,286)
Proceeds from sale of SCUSA shares	—	320,145
Cash acquired in SCUSA Change in Control	—	11,076
NET CASH USED IN INVESTING ACTIVITIES	(9,480,873)	(6,622,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,148,906	552,862
Net change in short-term borrowings	(5,100,000)	1,476,234
Net proceeds from long-term borrowings	27,170,548	18,166,999
Repayments of long-term borrowings	(22,401,878)	(16,684,629)
Proceeds from FHLB advances (with maturities greater than 90 days)	6,650,000	—
Repayments of FHLB advances (with maturities greater than 90 days)	(1,585,000)	(813,635)
Net change in advance payments by borrowers for taxes and insurance	16,854	12,957
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Dividends paid to noncontrolling interest	—	(20,667)
Proceeds from the issuance of common stock	86,121	1,777,381
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,978,251	4,460,202

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,575	172,968
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,201,783	4,226,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,212,358	$4,399,915

SUPPLEMENTAL DISCLOSURES
Income taxes (received)/paid, net	$(45,508)	$(399,502)
Interest paid	594,632	552,892

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	16,599	26,458
Operating leases transferred to repossessed vehicles	43,504	601,659
Loans transferred from held for investment to held for sale, net	1,823,136	225,262
Unsettled purchases of investment securities	697,057	—
Conversion of debt to common equity	—	750,000
Liquidation of common equity securities	—	24,742
Residential loan securitizations	234,547	—
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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on June 30, 2015 through Original Filing of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2015 other than the transactions disclosed within Notes 1, 5, 9, 10 and 17 of these Condensed Consolidated Financial Statements.

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

January 28, 2014

(in thousands)

Gain attributable to SCUSA shares sold	$137,536
Gain attributable to the remaining equity interest	2,280,027
Total pre-tax gain	$2,417,563

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (As Restated) (continued)

	SCUSA Amounts Included in Results for the		Supplemental Pro Forma Combined (b)
	Three-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2014	Three-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2014
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,557,036	$2,577,996	$2,048,393	$4,020,599
Net Income including Noncontrolling Interest	362,516	645,418	224,502	368,940

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

At June 30, 2015 and December 31, 2014, the Company had $62.6 million and $67.3 million, respectively, of accrued interest related to investment securities.

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

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated)

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts . The Company maintains an allowance for credit losses ("ACL") to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $56.2 billion at June 30, 2015 and $51.7 billion at December 31, 2014.

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

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,839,067	11.1%	$8,739,233	11.5%
Commercial and industrial loans	19,492,275	24.6%	17,092,828	22.5%
Multi-family loans	8,389,685	10.6%	8,705,890	11.5%
Other commercial(2)	2,279,872	2.8%	2,084,232	2.7%
Total commercial loans held for investment	39,000,899	49.1%	36,622,183	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,427,082	8.1%	6,773,575	8.9%
Home equity loans and lines of credit	6,160,329	7.8%	6,211,298	8.2%
Total consumer loans secured by real estate	12,587,411	15.9%	12,984,873	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated	14,947,088	18.8%	9,935,503	13.1%
Retail installment contracts and auto loans - purchased	8,823,958	11.1%	12,449,526	16.4%
Personal unsecured loans	2,871,155	3.6%	2,696,820	3.5%
Other consumer(3)	1,158,677	1.5%	1,306,562	1.7%
Total consumer loans	40,388,289	50.9%	39,373,284	51.8%
Total loans held for investment(1)	$79,389,188	100.0%	$75,995,467	100.0%
Total loans held for investment:
Fixed rate	$46,030,103	58.0%	$45,109,343	59.4%
Variable rate	33,359,085	42.0%	30,886,124	40.6%
Total loans held for investment(1)	$79,389,188	100.0%	$75,995,467	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $814.0 million as of June 30, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
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

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at June 30, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2015	December 31, 2014

	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,075,503	$3,218,150
Middle Markets Real Estate	4,129,585	3,743,099
Santander Real Estate Capital	1,633,979	1,777,984
Total commercial real estate	8,839,067	8,739,233
Commercial and industrial loans(3)	19,492,275	17,092,828
Multi-family loans	8,389,685	8,705,890
Other commercial	2,279,872	2,084,232
Total commercial loans held for investment	$39,000,899	$36,622,183

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.
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

In accordance with the Company's accounting policy when establishing the collective ACL for originated loans, the Company's estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off, while it considers the entire discount for loan portfolios purchased at a discount as available to absorb the credit losses when determining the ACL specific to these portfolios. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. This accounting policy is not applicable to the purchased loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2015	December 31, 2014

	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,427,082	$6,773,575
Home equity loans and lines of credit	6,160,329	6,211,298
Total consumer loans secured by real estate	12,587,411	12,984,873
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated (4)	14,947,088	9,935,503
Retail installment contracts and auto loans - purchased	8,823,958	12,449,526
Personal unsecured loans	2,871,155	2,696,820
Other consumer	1,158,677	1,306,562
Total consumer loans held for investment	$40,388,289	$39,373,284

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $364.9 million and $195.7 million of LHFS at June 30, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans exclude $1.5 billion and $45.4 million of LHFS at June 30, 2015 and December 31, 2014, respectively.

The RICs and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the Change in Control, (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	June 30, 2015	December 31, 2014

	(in thousands)
RICs - Purchased:
UPB (1)	$9,633,912	$13,366,188
UPB - FVO (2)	326,120	716,923
Total UPB	9,960,032	14,083,111
Purchase Marks (3)	(1,136,074)	(1,633,585)
Total RICs - Purchased	8,823,958	12,449,526

RICs - Originated:
UPB (1)	15,460,074	10,273,931
Net discount	(533,891)	(367,369)
Total RICs - Originated	14,926,183	9,906,562
SBNA auto loans	20,905	28,941
Total RICs originated post-change in control	14,947,088	9,935,503
Total RICs and auto loans	$23,771,046	$22,385,029

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $65.4 million and $130.2 million as of June 30, 2015 and December 31, 2014, respectively, related to purchased loan portfolios on which we elected to apply the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2015 and 2014 was as follows:

	Three-Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$413,014	$1,796,974	$71,299	$2,281,287
Provision for loan losses	13,353	941,605	293	955,251
Charge-offs	(31,846)	(879,302)	—	(911,148)
Recoveries	8,174	501,089	—	509,263
Charge-offs, net of recoveries	(23,672)	(378,213)	—	(401,885)
Allowance for loan and lease losses, end of period	$402,695	$2,360,366	$71,592	$2,834,653

Reserve for unfunded lending commitments, beginning of period	$127,641	$—	$—	$127,641
Provision for unfunded lending commitments	10,000	—	—	10,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$540,336	$2,360,366	$71,592	$2,972,294

	Six-Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan losses, beginning of period	$401,553	$1,267,025	$33,024	$1,701,602
Provision for loan losses	38,153	1,937,169	38,568	2,013,890
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(51,184)	(1,822,278)	—	(1,873,462)
Recoveries	14,173	1,005,567	—	1,019,740
Charge-offs, net of recoveries	(37,011)	(816,711)	—	(853,722)
Allowance for loan and lease losses, end of period	$402,695	$2,360,366	$71,592	$2,834,653

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	5,000	—	—	5,000
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$540,336	$2,360,366	$71,592	$2,972,294
Ending balance, individually evaluated for impairment(2)	$60,139	$594,600	$—	$654,739
Ending balance, collectively evaluated for impairment	342,556	1,765,764	71,593	2,179,913

Financing receivables:
Ending balance	$39,001,911	$42,273,367	$—	$81,275,278
Ending balance, evaluated under the fair value option or lower of cost or fair value	1,012	2,379,729	—	2,380,741
Ending balance, individually evaluated for impairment(2)	407,208	3,780,458	—	4,187,666
Ending balance, collectively evaluated for impairment	38,593,691	36,113,180	—	74,706,871
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
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$440,760	$605,383	$44,489	$1,090,632
(Recovery of)/ Provision for loan losses	(52,303)	639,148	(5,488)	581,357
Charge-offs	(22,885)	(613,381)	—	(636,266)
Recoveries	4,321	257,611	—	261,932
Charge-offs, net of recoveries	(18,564)	(355,770)	—	(374,334)
Allowance for loan and lease losses, end of period	$369,893	$888,761	$39,001	$1,297,655

Reserve for unfunded lending commitments, beginning of period	$180,000	$—	$—	$180,000
Provision for unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	(4,726)	—	—	(4,726)
Reserve for unfunded lending commitments, end of period	170,274	—	—	170,274
Total allowance for credit losses, end of period	$540,167	$888,761	$39,001	$1,467,929

	Six-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for / (Recovery of) loan losses	(30,413)	951,254	11,385	932,226
Charge-offs	(52,478)	(756,627)	—	(809,105)
Recoveries	9,710	330,487	—	340,197
Charge-offs, net of recoveries	(42,768)	(426,140)	—	(468,908)
Allowance for loan losses, end of period	$369,893	$888,761	$39,001	$1,297,655

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(45,000)	—	—	(45,000)
Loss on unfunded lending commitments	(4,726)	—	—	(4,726)
Reserve for unfunded lending commitments, end of period	170,274	—	—	170,274
Total allowance for credit losses, end of period	$540,167	$888,761	$39,001	$1,467,929
Ending balance, individually evaluated for impairment(2)	$75,030	$129,804	$—	$204,834
Ending balance, collectively evaluated for impairment	294,863	758,957	39,001	1,092,821

Financing receivables:
Ending balance	$35,057,667	$40,855,427	$—	$75,913,094
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	52,320	1,511,160	—	1,563,480
Ending balance, individually evaluated for impairment(2)	493,771	878,455	—	1,372,226
Ending balance, collectively evaluated for impairment	34,511,576	38,465,812	—	72,977,388

(1)	Represents LHFS and those loans for which the Company has elected the FVO

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

	Three-Month Period Ended June 30, 2015			Six-Month Period Ended June 30, 2015
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)			(in thousands)
Allowance for loan and lease losses, beginning of period	319,231	920,153	1,239,384	963	709,024	709,987
Provision for / (Release of) loan and lease losses	330,724	454,219	784,943	829,629	834,357	1,663,986
Other	—	—	—	(27,117)	—	(27,117)
Charge-offs	(399,788)	(337,204)	(736,992)	(887,412)	(656,206)	(1,543,618)
Recoveries	292,542	181,966	474,508	626,646	331,959	958,605
Charge-offs, net of recoveries	(107,246)	(155,238)	(262,484)	(260,766)	(324,247)	(585,013)
Allowance for loan and lease losses, end of period	542,709	1,219,134	1,761,843	542,709	1,219,134	1,761,843

	Three-Month Period Ended June 30, 2014			Six-Month Period Ended June 30, 2014
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)			(in thousands)
Allowance for loan and lease losses, beginning of period	—	201,268	201,268	—	—	—
Provision for / (Release of) loan and lease losses	281,028	209,498	490,526	300,239	410,374	710,613
Other	—	—	—	—	—	—
Charge-offs	(513,832)	(21,923)	(535,755)	(591,499)	(21,581)	(613,080)
Recoveries	232,804	5,893	238,697	291,260	5,943	297,203
Charge-offs, net of recoveries	(281,028)	(16,030)	(297,058)	(300,239)	(15,638)	(315,877)
Allowance for loan and lease losses, end of period	—	394,736	394,736	—	394,736	394,736

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	June 30, 2015	December 31, 2014

	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$65,661	$90,579
Middle market commercial real estate	40,152	71,398
Santander real estate capital	4,983	5,803
Commercial and industrial	63,138	54,567
Multi-family	1,459	9,639
Other commercial	3,349	4,136
Total commercial loans	178,742	236,122
Consumer:
Residential mortgages	197,605	231,316
Home equity loans and lines of credit	132,926	142,026
Retail installment contracts and auto loans - originated	356,750	227,132
Retail installment contracts and auto loans - purchased	510,085	755,590
Personal unsecured loans	9,605	14,007
Other consumer	26,354	22,095
Total consumer loans	1,233,325	1,392,166
Total non-accrual loans	1,412,067	1,628,288

Other real estate owned ("OREO")	37,840	65,051
Repossessed vehicles	131,576	126,309
Other repossessed assets	78	11,375
Total OREO and other repossessed assets	169,494	202,735
Total non-performing assets	$1,581,561	$1,831,023

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of June 30, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing

	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$25,226	$26,424	$51,650	$3,023,853	$3,075,503	$—
Middle market commercial real estate	7,425	22,409	29,834	4,099,751	4,129,585	—
Santander real estate capital	—	2,092	2,092	1,631,887	1,633,979	—
Commercial and industrial	30,515	25,109	55,624	19,437,663	19,493,287	—
Multi-family	975	703	1,678	8,388,007	8,389,685	—
Other commercial	8,455	2,082	10,537	2,269,335	2,279,872	—
Consumer:
Residential mortgages	138,107	165,684	303,791	6,488,201	6,791,992	—
Home equity loans and lines of credit	31,067	84,219	115,286	6,045,043	6,160,329	—
Retail installment contracts and auto loans - originated	1,253,968	94,143	1,348,111	15,119,145	16,467,256
Retail installment contracts and auto loans - purchased	1,610,916	127,944	1,738,860	7,085,098	8,823,958	—
Personal unsecured loans	106,217	117,712	223,929	2,647,226	2,871,155	104,590
Other consumer	41,057	37,021	78,078	1,080,599	1,158,677	—
Total	$3,253,928	$705,542	$3,959,470	$77,315,808	$81,275,278	$104,590

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	As of December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing

	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,079	$3,218,150	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,316	3,743,099	—
Santander real estate capital	4,329	2,115	6,444	1,771,540	1,777,984	—
Commercial and industrial	26,778	23,434	50,212	17,061,710	17,111,922	—
Multi-family	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:			0
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,088,475	6,211,298	—
Retail installment contracts and auto loans - originated	811,912	65,703	877,615	9,103,311	9,980,926	—
Retail installment contracts and auto loans - purchased	2,317,941	202,889	2,520,830	9,928,697	12,449,527
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	56,708	31,745	88,453	1,218,109	1,306,562	—
Total	$3,552,323	$803,439	$4,355,762	$71,899,957	$76,255,719	$93,152

(1)	Financing receivables include LHFS.

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

	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$35,389	$38,240	$—	$36,562
Middle market commercial real estate	106,324	151,272	—	117,058
Santander real estate capital	2,891	2,891	—	2,937
Commercial and industrial	2,787	4,371	—	5,356
Multi-family	4,567	5,606	—	13,530
Other commercial	—	—	—	44
Consumer:
Residential mortgages	20,375	20,375	—	21,892
Home equity loans and lines of credit	24,086	24,086	—	25,658
Retail installment contracts and auto loans - originated	—	—	—	—
Retail installment contracts and auto loans - purchased	137,965	176,089	—	962,545
Personal unsecured loans	98	98	—	345
Other consumer	10,819	13,072	—	8,210
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	38,218	46,870	11,805	49,084
Middle market commercial real estate	37,953	43,874	10,878	49,026
Santander real estate capital	2,092	3,324	315	2,985
Commercial and industrial	84,590	95,855	36,560	74,388
Multi-family	444	449	87	3,212
Other commercial	1,269	1,385	494	1,601
Consumer:
Residential mortgages	138,705	163,399	29,058	134,759
Home equity loans and lines of credit	63,190	73,527	4,967	61,661
Retail installment contracts and auto loans - originated	535,103	550,730	174,682	295,808
Retail installment contracts and auto loans - purchased	2,813,914	3,180,176	374,551	1,406,957
Personal unsecured loans	18,994	19,301	7,446	17,735
Other consumer	16,208	22,284	3,896	16,252
Total:
Commercial	$316,524	$394,137	$60,139	$355,783
Consumer	3,779,457	4,243,136	594,600	2,951,822
Total	$4,095,981	$4,637,273	$654,739	$3,307,605

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $65.0 million for the six-month period ended June 30, 2015 on approximately $3.5 billion of TDRs that were returned to performing status as of June 30, 2015.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
June 30, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)

	(in thousands)
Regulatory Rating:
Pass	$2,762,982	$3,883,108	$1,454,185	$18,709,256	$8,200,059	$2,255,026	$37,264,616
Special Mention	93,856	67,801	122,346	402,148	153,400	14,420	853,971
Substandard	205,509	154,604	55,362	354,190	35,784	10,050	815,499
Doubtful	13,156	24,072	2,086	27,693	442	376	67,825
Total commercial loans	$3,075,503	$4,129,585	$1,633,979	$19,493,287	$8,389,685	$2,279,872	$39,001,911

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)

	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,836	$8,533,427	$2,064,947	$35,042,598
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,160	34,603	2,819	19,973	431	499	89,485
Total commercial loans	$3,218,150	$3,743,099	$1,777,984	$17,111,922	$8,705,890	$2,084,232	$36,641,277

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

June 30, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent

	(dollars in thousands)
<600	$12,853,162	50.8%	$481,925	16.8%
600-639	4,066,201	16.1%	468,781	16.3%
640-679	2,915,764	11.5%	1,239,861	43.2%
N/A(1)	5,456,087	21.6%	680,588	23.7%
Total	$25,291,214	100.0%	$2,871,155	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	Includes LHFS.

December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent

	(dollars in thousands)
<600	$11,669,878	52.0%	$491,984	18.2%
600-639	4,046,452	18.0%	446,995	16.6%
640-679	4,046,452	18.0%	1,163,203	43.1%
680-719	—	—%	64,610	2.4%
720-759	—	—%	72,235	2.7%
>=760	—	—%	78,234	2.9%
N/A(1)	2,667,671	12.0%	379,559	14.1%
Total	$22,430,453	100.0%	$2,696,820	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Lending Asset Quality Indicators-FICO and Combined Loan-to-Value ("CLTV")

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

	Residential Mortgages
June 30, 2015	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$619,630	$11,719	$631	$—	$—	$—	$—	$631,980
<600	137	237,182	82,860	35,610	17,865	11,683	14,151	399,488
600-639	1	161,070	50,003	28,077	15,674	7,980	9,199	272,004
640-679	243	254,811	88,402	39,717	28,994	10,258	16,622	439,047
680-719	48	466,758	185,590	65,057	44,445	12,188	29,810	803,896
720-759	342	691,596	321,403	80,412	50,779	15,771	26,807	1,187,110
>=760	87	2,055,248	750,750	131,467	68,150	24,037	28,728	3,058,467
Grand Total	$620,488	$3,878,384	$1,479,639	$380,340	$225,907	$81,917	$125,317	$6,791,992

	Home Equity Loans and Lines of Credit
June 30, 2015	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$202,893	$1,221	$252	$—	$—	$204,366
<600	14,045	148,816	84,063	25,500	23,446	295,870
600-639	8,706	142,958	85,387	22,383	16,711	276,145
640-679	11,746	250,885	174,651	39,317	28,918	505,517
680-719	14,864	435,088	312,302	54,327	32,854	849,435
720-759	13,558	619,147	430,480	79,189	48,342	1,190,716
>=760	30,142	1,584,597	1,000,983	141,160	81,398	2,838,280
Grand Total	$295,954	$3,182,712	$2,088,118	$361,876	$231,669	$6,160,329

	Residential Mortgages
December 31, 2014	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$437,215	$14,801	$643	$8,676	$14,934	$—	$—	$476,269
<600	94	279,197	91,037	41,341	17,271	15,017	16,327	460,284
600-639	200	154,557	50,238	25,861	13,218	6,337	13,446	263,857
640-679	—	303,319	87,055	40,863	26,618	11,456	19,530	488,841
680-719	25	528,979	161,023	66,898	40,456	11,503	34,473	843,357
720-759	314	758,315	271,983	80,077	42,872	16,344	39,927	1,209,832
>=760	124	2,328,907	633,004	132,640	60,434	29,738	42,022	3,226,869
Grand Total	$437,972	$4,368,075	$1,294,983	$396,356	$215,803	$90,395	$165,725	$6,969,309

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Home Equity Loans and Lines of Credit
December 31, 2014	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$217,607	$2,265	$863	$336	$148	$221,219
<600	13,543	158,712	69,381	24,069	20,989	286,694
600-639	9,748	154,887	76,431	23,410	14,118	278,594
640-679	14,717	279,397	157,214	38,057	25,117	514,502
680-719	15,984	488,982	272,083	56,560	33,714	867,323
720-759	15,643	672,971	381,828	64,993	45,810	1,181,245
>=760	36,962	1,736,574	885,774	125,773	76,638	2,861,721
Grand Total	$324,204	$3,493,788	$1,843,574	$333,198	$216,534	$6,211,298

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2015	December 31, 2014

	(in thousands)
Performing	$3,520,835	$2,041,653
Non-performing	487,046	343,522
Total	$4,007,881	$2,385,175

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively:

	Three-Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	10	$10,225	$11,788
Commercial and industrial	127	4,251	4,251
Consumer:
Residential mortgages(3)	43	6,305	7,149
Home equity loans and lines of credit	22	1,023	1,617
Retail installment contracts and auto loans - originated	19,495	371,937	371,830
Retail installment contracts and auto loans - purchased	51,049	700,250	698,541
Personal unsecured loans	4,691	5,486	5,459
Other consumer	2	211	244
Total	75,439	$1,099,688	$1,100,879

	Six-Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	12	$11,673	$13,227
Middle market commercial real estate	1	14,439	14,439
Commercial and industrial	208	15,123	12,410
Consumer:
Residential mortgages(3)	89	14,171	14,737
Home equity loans and lines of credit	61	4,694	5,288
Retail installment contracts and auto loans - originated	26,526	509,687	509,509
Retail installment contracts and auto loans - purchased	119,507	1,674,182	1,670,284
Personal unsecured loans	9,159	10,880	10,815
Other consumer	17	1,131	1,156
Total	155,580	$2,255,980	$2,251,865

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	7	$30,961	$30,328
Middle markets commercial real estate	3	9,939	6,828
Commercial and industrial	6	153	153
Other commercial	2	549	527
Consumer:
Residential mortgages(3)	78	10,922	11,396
Home equity loans and lines of credit	28	2,893	2,893
Retail installment contracts and auto loans - originated	26	542	539
Retail installment contracts and auto loans - purchased	14,738	181,856	178,696
Personal unsecured loans	4,889	5,334	5,145
Other consumer	4	371	371
Total	19,781	$243,520	$236,876

	Six-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	21	$53,278	$52,041
Middle markets commercial real estate	3	9,939	6,828
Commercial and industrial	9	219	219
Other commercial	3	1,046	1,027
Consumer:
Residential mortgages	157	28,733	29,066
Home equity loans and lines of credit	54	5,178	5,178
Retail installment contracts and auto loans - originated	28	596	592
Retail installment contracts and auto loans - purchased	25,084	284,673	279,599
Personal unsecured loans	4,889	5,334	5,145
Other consumer	5	412	413
Total	30,253	$389,408	$380,108

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

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

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2015		2014		2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)

	(dollars in thousands)
Commercial
Commercial and industrial	12	$410	—	$—	22	$686	—	$—
Consumer:
Residential mortgages	5	890	9	779	13	1,820	21	2,694
Home equity loans and lines of credit	6	674	2	312	11	937	2	312
Retail installment contracts and auto loans	12,143	184,270	450	5,064	21,836	326,804	490	5,368
Unsecured loans	1,174	1,259	269	277	2,551	2,670	269	277
Other consumer	—	—	1	27	2	244	1	27
Total	13,340	$187,503	731	$6,459	24,435	$333,161	783	$8,678

(1)	The recorded investment represents the period-end balance at June 30, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

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

Leased vehicles, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

	(in thousands)
Leased vehicles	$9,443,022	$8,255,912
Origination fees and other costs	28,619	20,628
Manufacturer subvention payments	(924,550)	(834,669)
	8,547,091	7,441,871
Less: accumulated depreciation	(1,249,072)	(817,901)
Total Leased Vehicles, net	$7,298,019	$6,623,970

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
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (As Restated) (continued)

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

	June 30, 2015	December 31, 2014

	(in thousands)
Assets
Restricted cash	$1,977,229	$1,626,257
Loans(1)	23,537,043	20,557,168
Leased vehicles, net	5,173,666	4,848,593
Various other assets	593,497	555,108
Total Assets	31,281,435	27,587,126
Liabilities
Notes payable	31,099,575	27,892,669
Various other liabilities	80,576	55,795
Total Liabilities	31,180,151	27,948,464
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

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,	Period from January 28, 2014 to June 30,
	2015	2014	2015	2014

	(in thousands)
Receivables securitized	$6,085,282	$5,758,620	$10,067,137	$7,332,705

Net proceeds from new securitizations	4,918,905	4,983,763	7,975,856	6,221,965
Cash received for servicing fees	173,641	154,521	335,603	253,513
Cash paid upon release from reserved and restricted cash accounts	—	—	—	—
Net distributions from Trusts	616,342	540,751	1,072,395	846,957
Total cash received from securitization trusts	$5,708,888	$5,679,035	$9,383,854	$7,322,435

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

A summary of the cash flows received from the off-balance Trusts for the periods indicated are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,	Period from January 28, 2014 to June 30,
	2015	2014	2015	2014
	(in thousands)
Receivables securitized	$768,561	$—	$768,561	$774,183

Net proceeds from new securitizations	$785,983	$—	$785,983	$765,327
Cash received for servicing fees	6,319	4,184	11,624	6,972
Total cash received from securitization trusts	$792,302	$4,184	$797,607	$772,299

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated)

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the six-month period ended June 30, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484
Additions / disposals during the period	—	—	—	—	—	—
Goodwill at June 30, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	June 30, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$524,446	$(55,554)	$544,054	$(35,946)
Chrysler Relationship	117,500	(21,250)	125,000	(13,750)
Core deposit intangibles	3,355	(292,487)	7,779	(288,063)
Other intangibles	7,043	(22,866)	8,655	(21,253)
Total intangibles subject to amortization	652,344	(392,157)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	21,500	—	21,500	—
Total Intangibles	$673,844	$(392,157)	$706,988	$(359,012)

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

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2015	$64,432	$33,144	$31,288
2016	57,162	—	57,162
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
Thereafter	399,636	—	399,636

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. OTHER ASSETS (As Restated)

The following is a detail of items that comprise other assets at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

	(in thousands)
Income tax receivables	$680,684	$938,222
Derivative assets at fair value	391,300	366,061
Other repossessed assets	131,654	136,305
MSRs, at fair value	157,147	145,047
Prepaid expenses	144,995	159,198
OREO	37,840	65,051
Miscellaneous assets and receivables	471,248	1,059,696
Total other assets	$2,014,868	$2,869,580

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

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at June 30, 2015 were $44.4 billion, compared to $39.7 billion at December 31, 2014. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	June 30, 2015		December 31, 2014
	Balance(1)	Effective Rate	Balance(1)	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,615	3.28%	$598,788	3.28%
4.625% senior notes, due April 2016	475,214	4.85%	474,718	4.85%
3.45% senior notes, due August 2018	497,410	3.62%	497,025	3.62%
2.65% senior notes, due April 2020	991,768	2.81%	—	—%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,763	7.91%	69,751	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,389	2.07%	149,375	2.04%
Common securities - Capital Trust IX	4,640	2.07%	4,640	2.04%
Total holding company borrowings and other debt obligations	$2,797,799	3.51%	$1,804,297	3.89%

(1) The balances disclosed above reflect the Company's adoption of ASU 2015-03 which requires debt issuance costs be presented as a deduction from the recognized debt liability.

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2015		December 31, 2014
	Balance(3)	Effective Rate	Balance(3)	Effective Rate
	(in thousands)
2.00% senior notes, due January 2018	$745,003	2.27%	$—	—%
Senior notes, due January 2018(1)	249,096	1.31%	—	—%
8.750% subordinated debentures, due May 2018	497,845	8.91%	497,530	8.92%
FHLB advances, maturing through August 2018	9,420,000	1.87%	9,455,000	2.06%
Subordinated term loan, due February 2019	133,589	6.03%	139,180	6.00%
REIT (2) preferred, due May 2020	154,171	13.57%	153,417	13.64%
Subordinated term loan, due August 2022	30,763	7.81%	31,428	7.77%
Total Bank borrowings and other debt obligations	$11,230,467	2.42%	$10,276,555	2.64%

(1) These notes will bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 93 basis points per annum.
(2) Real estate investment trust ("REIT")
(3) The balances disclosed above reflect the Company's adoption of ASU 2015-03 which requires debt issuance costs be presented as a deduction from the recognized debt liability.

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

Secured Structured Financings

The following tables present information regarding SCUSA's secured structured financings as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Balance(2)	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(1)	$13,619,761	$29,768,282	0.89% - 2.07%	$16,915,873	$1,404,315
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,783,192	9,744,987	0.88% - 1.62%	9,788,615	381,600
Total SCUSA secured structured financings	$20,402,953	$39,513,269	0.88% - 2.07%	$26,704,488	$1,785,915

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$656,794	$328,757	$6,511	$—	$—	$2,424
Interest rate lock commitments	345,075	163,013	1,885	3,063	—	—
Mortgage servicing	435,000	469,000	577	7,432	11,028	7,448
Total mortgage banking risk management	1,436,869	960,770	8,973	10,495	11,028	9,872

Customer related derivatives:
Swaps receive fixed	8,387,751	7,927,522	200,097	213,415	13,550	4,343
Swaps pay fixed	8,490,052	7,944,247	27,521	13,361	177,576	186,732
Other	1,858,488	1,670,696	100,942	62,464	100,118	61,880
Total customer related derivatives	18,736,291	17,542,465	328,560	289,240	291,244	252,955

Other derivative activities:
Foreign exchange contracts	2,178,007	1,152,125	25,974	20,033	25,195	17,390
Interest rate swap agreements	3,128,000	3,231,000	796	535	10,118	12,743
Interest rate cap agreements	8,002,020	7,541,385	29,423	49,762	—	—
Options for interest rate cap agreements	8,002,020	7,541,385	—	—	29,446	49,806
Total return settlement	1,404,726	1,404,726	—	—	59,065	48,893
Other	717,672	646,321	7,902	6,543	10,654	9,914
Total	$43,605,605	$40,020,177	$401,628	$376,608	$436,750	$401,573

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

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2015 and 2014, respectively:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity(1)	Accounts	2015	2014	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$185	$1,454	$149	$773
Interest rate swaps	Miscellaneous income	1,541	(1,488)	(1,452)	(753)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(3,731)	(13,782)	(8,182)	(27,467)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	9,122	(3,243)	8,935	(5,252)
Interest rate lock commitments	Mortgage banking income	(5,115)	2,364	(1,178)	3,545
Mortgage servicing	Mortgage banking income	(9,215)	2,629	(10,434)	(5,132)
Customer related derivatives	Miscellaneous income	654	3,548	1,072	3,661
Foreign exchange	Miscellaneous income	(990)	419	(1,864)	(492)
SCUSA derivatives	Miscellaneous income	6,854	5,114	4,457	18,139
	Net interest income	19,316	(2,141)	37,360	(3,980)
	Other administrative expenses	(2,078)	(1,484)	(14,033)	(3,157)
Other	Miscellaneous income	987	(661)	(458)	(1,309)
(1) - Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2015
Fair value hedges	$2,702	$—	$2,702	$77	$10,560	$(7,935)
Cash flow hedges	27,912		27,912	2,289	38,839	(13,216)
Other derivative activities(1)	377,685	64,847	312,838	39,890	153,804	119,144
Total derivatives subject to a master netting arrangement or similar arrangement	408,299	64,847	343,452	42,256	203,203	97,993
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	59,065	—	59,065	—	—	59,065
Total Derivative Liabilities	$467,364	$64,847	$402,517	$42,256	$203,203	$157,058

Total Financial Liabilities	$467,364	$64,847	$402,517	$42,256	$203,203	$157,058

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	50,710	—	50,710	—	1,736	48,974
Total Derivative Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

Total Financial Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES (As Restated)

Income tax provisions of $125.1 million and $162.0 million were recorded for the three-month and six-month periods ended June 30, 2015, respectively, compared to $239.8 million and $1.3 billion for the corresponding periods in 2014. This resulted in effective tax rates of 31.0% and 28.6% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 36.3% and 36.0% for the corresponding periods in 2014. The lower tax rate for the three-month period ended June 30, 2015 was primarily due to deferred state tax benefits recognized on legislation enacted during the second quarter of 2015. The lower tax rate for the six-month period ended June 30, 2015 was primarily due to deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. INCOME TAXES (As Restated) (continued)

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

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended June 30, 2015			March 31, 2015		June 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$7,763	$(2,891)	$4,872
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	3,732	(1,390)	2,342
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,495	(4,281)	7,214	$(29,375)	$7,214	$(22,161)

Change in unrealized (losses)/gains on investment securities available-for-sale	(133,445)	51,195	(82,250)
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities (2)	(10,799)	4,143	(6,656)
Reclassification adjustment for net losses/(gains) included in net income on OTTI securities (3)	1,092	(419)	673
Reclassification adjustment for net (gains)/losses included in net income	(9,707)	3,724	(5,983)
Net unrealized (losses)/gains on investment securities available-for-sale	(143,152)	54,919	(88,233)	13,475	(88,233)	(74,758)

Pension and post-retirement actuarial gain/(loss) (3)	1,018	(581)	437	(29,020)	437	(28,583)

As of June 30, 2015	$(130,639)	$50,057	$(80,582)	$(44,920)	$(80,582)	$(125,502)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	For the Six-Month Period Ended June 30, 2015			December 31, 2014		June 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(21,246)	$8,395	$(12,851)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	8,183	(3,233)	4,950
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(13,063)	5,162	(7,901)	$(14,260)	$(7,901)	$(22,161)

Change in unrealized (losses)/gains on investment securities available-for-sale	(15,664)	5,689	(9,975)
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities (2)	(20,356)	7,393	(12,963)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(397)	695
Reclassification adjustment for net (gains)/losses included in net income	(19,264)	6,996	(12,268)
Net unrealized (losses)/gains on investment securities available-for-sale	(34,928)	12,685	(22,243)	(52,515)	(22,243)	(74,758)

Pension and post-retirement actuarial gains/(losses) (3)	2,036	(984)	1,052	(29,635)	1,052	(28,583)

As of June 30, 2015	$(45,955)	$16,863	$(29,092)	$(96,410)	$(29,092)	$(125,502)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2014			March 31, 2014		June 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(15,472)	$5,228	$(10,244)
Reclassification adjustment for net gain/(losses) on cash flow hedge derivative financial instruments (1)	13,782	(4,657)	9,125
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(1,690)	571	(1,119)	$(31,663)	$(1,119)	$(32,782)

Change in unrealized gains/(losses) on investment securities available-for-sale	85,291	(33,447)	51,844
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities(2)	(9,405)	3,688	(5,717)
Net unrealized losses/(gains) on investment securities available-for-sale	75,886	(29,759)	46,127	(116,531)	46,127	(70,404)

Pension and post-retirement actuarial gain/(loss)(3)	447	(174)	273	(14,991)	273	(14,718)

As of June 30, 2014	$74,643	$(29,362)	$45,281	$(163,185)	$45,281	$(117,904)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2014			December 31, 2013		June 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(17,120)	$6,133	$(10,987)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	27,467	(9,839)	17,628
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	10,347	(3,706)	6,641	$(39,423)	$6,641	$(32,782)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,651,973	(1,039,069)	1,612,904
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities(2)	(2,439,888)	955,972	(1,483,916)
Net unrealized gains/(losses) on investment securities available-for-sale	212,085	(83,097)	128,988	(199,392)	128,988	(70,404)

Pension and post-retirement actuarial gain/(loss)(3)	894	(59)	835	(15,553)	835	(14,718)

As of June 30, 2014	$223,326	$(86,862)	$136,464	$(254,368)	$136,464	$(117,904)
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
SC Commitments

SC is obligated to make purchase price hold-back payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.

Under terms of agreements with a peer-to-peer personal lending platform company, SC has committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days’ notice.

SC committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. As of June 30, 2015 and December 31, 2014, SC was obligated to purchase $7.9 million and $7.7 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Under terms of an application transfer agreement with an original equipment manufacturer ("OEM"), SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of retail installment contracts through securitizations and other sales, SC has made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of June 30, 2015, SC had no repurchase requests outstanding. In the opinion of SC management, the potential exposure of other recourse obligations related to SC’s retail installment contract sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

SC has a flow agreement with Bank of America whereby SC is committed to sell up to $300 million of eligible loans to the bank each month through May 2018. .

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015 SC executed an amendment to the servicing agreement with CBP, which increased the servicing fee SC receives. SC and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015 CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement.

In connection with the bulk sale of Chrysler Capital leases, SC is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated fair value of this guarantee was $5.1 million as of June 30, 2015.

On March 31, 2015, SC executed a forward flow asset sale agreement with a third party under terms of which SC is committed to sell charged off loan receivables in bankruptcy status for at least $200 million in proceeds. SC and the third party executed an amendment to the forward flow asset sale agreement on June 30, 2015 which increased the committed sales of charged off loan receivables in bankruptcy status to $275.0 million. As of June 30, 2015, the remaining commitment was $216.4 million.

Periodically, SC is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against SC, certain current and former directors and executive officers of SC and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SC seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SC's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SC’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act and seeks damages and other relief. In February 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice. In June 2015, the venue of the lawsuit was transferred from the Southern District of New York to the Northern District of Texas.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Further, SC is party to or are otherwise involved periodically in reviews, investigations, proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the Department of Justice (the "DOJ"), the SEC, the Federal Trade Commission and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, SC received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. SC also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. SC is complying with these requests for information and document preservation.

On February 25, 2015, SC entered into a consent order with the DOJ (the "DOJ Order"), approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act. The consent requires SC to pay a civil fine in the amount of fifty-five thousand dollars, as well as at least $9.4 million to affected service members consisting of ten thousand dollars plus compensation for any lost equity (with interest) for each repossession by SC and five thousand dollars for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires SC to undertake additional remedial measures.

On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the ECOA regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and (ii) the treatment of certain types of income in SC's underwriting process.

SC does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of SC.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015

	(in thousands)
Financial assets:
US Treasury securities	$—	$2,601,882	$—	$2,601,882
Corporate debt	—	1,663,006	—	1,663,006
Asset-backed securities	—	774,164	1,539,483	2,313,647
Equity securities	10,411	—	—	10,411
State and municipal securities	—	955,723	—	955,723
Mortgage backed securities	—	11,779,548	—	11,779,548
Total investment securities available-for-sale	10,411	17,774,323	1,539,483	19,324,217
Retail installment contracts held for investment	—	—	494,651	494,651
Loans held-for-sale	—	364,910	—	364,910
Mortgage servicing rights	—	—	157,147	157,147
Derivatives:
Fair value	—	3,998	—	3,998
Cash flow	—	1,324	—	1,324
Mortgage banking interest rate lock commitments	—	—	1,885	1,885
Mortgage banking forward sell commitments	—	6,511	—	6,511
Customer related	—	328,560	—	328,560
Foreign exchange	—	25,974	—	25,974
Mortgage servicing	—	577	—	577
Interest rate swap agreements	—	796	—	796
Interest rate cap agreements	—	29,423	—	29,423
Other	—	7,884	18	7,902
Total financial assets	$10,411	$18,544,280	$2,193,184	$20,747,875
Financial liabilities:
Derivatives:
Fair value	$—	$2,702	$—	$2,702
Cash flow	—	27,912	—	27,912
Customer related	—	291,244	—	291,244
Total return swap	—	—	282	282
Foreign exchange	—	25,195	—	25,195
Mortgage servicing	—	11,028	—	11,028
Interest rate swaps	—	10,118	—	10,118
Option for interest rate cap	—	29,446	—	29,446
Total return settlement	—	—	59,065	59,065
Other	—	10,224	148	10,372
Total financial liabilities	$—	$407,869	$59,495	$467,364

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2015	2014	2015	2014
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(1,731)	$(9,656)	$(2,261)	$(10,200)
Foreclosed assets	Other administrative expense	(416)	(129)	(1,027)	(352)
		$(2,147)	$(9,785)	$(3,288)	$(10,552)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Three-Month Period Ended June 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, March 31, 2015	$1,514,517	$676,097	$135,452	$(52,951)	$2,273,115
Losses in other comprehensive income	(8,433)	—	—	—	(8,433)
Gains/(losses) in earnings	—	94,049	21,211	(7,341)	107,919
Additions/Issuances	344,622	—	7,803	—	352,425
Settlements(1)	(311,223)	(275,495)	(7,319)	2,700	(591,337)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$(57,592)	$2,133,689
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2015	$—	$94,049	$21,211	$(2,227)	$113,033

Six-Month Period Ended June 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,178)	$2,212,423
Losses in other comprehensive income	(3,654)	—	—	—	(3,654)
Gains/(losses) in earnings	—	180,541	14,221	(15,470)	179,292
Additions/Issuances	598,595	—	11,329	—	609,924
Settlements(1)	(323,101)	(531,801)	(13,450)	4,056	(864,296)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$(57,592)	$2,133,689
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2015	$—	$180,541	$14,221	$(14,292)	$180,470

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Three-Month Period Ended June 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, March 31, 2014	$1,225,012	$1,516,353	$134,775	$(47,920)	$2,828,220
Gains in other comprehensive income	822	—	—	—	822
Gains/(losses) in earnings	—	215,377	(6,893)	800	209,284
Additions/Issuances	102,326	—	2,129	—	104,455
Settlements(1)	(84,288)	(458,658)	(5,893)	3,586	(545,253)
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$(43,534)	$2,597,528
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2014	$—	$215,377	$(6,893)	$(1,564)	$206,920

Six-Month Period Ended June 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$(50,221)	$144,506
Gains in other comprehensive income	1,870	—	—	—	1,870
Gains/(losses) in earnings	—	359,430	(11,352)	173	348,251
Additions/Issuances	102,326	1,870,383	4,003	—	1,976,712
Settlements(1)	(84,724)	(956,741)	(10,320)	6,514	(1,045,271)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$(43,534)	$2,597,528
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2014	$—	$359,430	$(11,352)	$(3,372)	$344,706

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

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,485,627	Discounted Cash Flow	Discount Rate (1)	0.77% - 2.07% (1.12%)
Sale-leaseback securities	$53,856	Consensus Pricing (2)	Offered quotes (3)	136.45%
Retail installment contracts held for investment	$494,651	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.81% - 12.00% (10.03%)
			Recovery Rate (7)	25.00% - 43.00% (33.48%)
Mortgage servicing rights	$157,147	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.01% - 39.75% (8.56%)
			Discount Rate (9)	9.90%
Mortgage banking interest rate lock commitments	$1,885	Discounted Cash Flow	Pull through percentage (10)	77.34%
			MSR value (11)	0.68% - 1.00% (0.95%)
Financial Liabilities:
Total return settlement	$59,065	Discounted Cash Flow	Discount Rate (5)	8.92%

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,212,358	$2,212,358	$2,212,358	$—	$—
Available-for-sale investment securities	19,324,217	19,324,217	10,411	17,774,323	1,539,483
Loans held for investment, net	76,554,535	76,871,797	3,333	91,274	76,777,190
Loans held-for-sale	1,886,090	1,948,742	—	1,948,742	—
Restricted cash	3,202,917	3,202,917	3,202,917	—	—
Mortgage servicing rights	157,147	157,147	—	—	157,147
Derivatives	406,950	406,950	—	405,047	1,903

Financial liabilities:
Deposits	54,622,913	54,644,361	46,727,994	7,916,367	—
Borrowings and other debt obligations	44,403,556	44,852,981	—	34,880,644	9,972,337
Derivatives	467,364	467,364	—	407,869	59,495

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,201,783	$2,201,783	$2,201,783	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	74,293,865	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,679,382	40,147,937	—	30,355,610	9,792,327
Derivatives	423,884	423,884	—	374,636	49,248

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

All prior period results have been recast to conform to the new composition of these reportable segments.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					SC(4)
June 30, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$208,229	$68,150	$69,503	$54,083	$(13,311)	$1,183,603	$156,464	$58	$1,726,779
Total non-interest income	199,373	11,615	8,331	25,420	20,832	427,117	23,985	(12,590)	704,083
Provision/(release) for credit losses	25,987	6,085	1,958	3,007	(37)	579,380	348,871	—	965,251
Total expenses	442,674	46,380	19,292	27,926	66,432	458,173	14,662	(13,198)	1,062,341
Income/(loss) before income taxes	(61,059)	27,300	56,584	48,570	(58,874)	573,167	(183,084)	666	403,270

Intersegment (expense)/revenue(1)	290	782	740	(1,320)	(492)	—	—	—	—
Total assets	22,265,218	15,501,105	14,145,098	12,337,891	26,519,627	35,521,099	—	—	126,290,038

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

For the Six-Month Period Ended	SHUSA excluding SCUSA					SC(4)
June 30, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$412,944	$132,388	$134,823	$103,175	$2,403	$2,293,561	$270,397	$145	$3,349,836
Total non-interest income	355,641	23,273	16,166	41,390	44,544	754,596	83,289	(28,313)	1,290,586
Provision/(release) for credit losses	26,685	7,699	12,796	5,759	31,061	1,211,227	723,663	—	2,018,890
Total expenses	863,665	90,973	36,965	52,900	109,984	898,495	28,403	(26,873)	2,054,512
Income/(loss) before income taxes	(121,765)	56,989	101,228	85,906	(94,098)	938,435	(398,380)	(1,295)	567,020

Intersegment (expense)/revenue(1)	653	1,758	1,099	(3,645)	135	—	—	—	—
Total assets	22,265,218	15,501,105	14,145,098	12,337,891	26,519,627	35,521,099	—	—	126,290,038

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

For the Three- Month Period Ended	SHUSA excluding SCUSA					SC(4)
June 30, 2014	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$205,058	$58,827	$66,523	$44,494	$22,293	$1,039,664	$129,623	$—	$1,566,482
Total non-interest income	122,942	12,605	8,479	12,661	29,815	249,654	162,072	(23,977)	574,251
Gain on Change in Control	—	—	—	—	—	—	—	—	—
Provision/(release) for credit losses	11,592	(20,027)	(9,980)	(4,199)	(17,386)	540,575	75,782	—	576,357
Total expenses	375,669	37,332	19,687	23,893	84,594	354,604	14,741	(7,418)	903,102
Income/(loss) before income taxes	(59,261)	54,127	65,295	37,461	(15,100)	394,139	201,172	(16,559)	661,274

Intersegment revenue/(expense)(1)	244	1,084	483	(1,983)	172	—	—	—	—
Total assets	22,047,919	13,967,381	14,482,177	9,192,343	23,084,671	29,911,435	—	—	112,685,926

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

For the Six- Month Period Ended	SHUSA excluding SCUSA					SC(4)
June 30, 2014	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$409,179	$115,332	$122,384	$85,160	$47,798	$2,063,394	$221,704	$(332,776)	$2,732,175
Total non-interest income	218,615	24,066	21,223	35,440	57,084	451,915	246,423	(72,665)	982,101
Gain on Change in Control	—	—	—	—	—	—	2,417,563	—	2,417,563
Provision/(release) for credit losses	18,627	(37,272)	(11,104)	(1,761)	(8,490)	1,107,148	35,129	(215,051)	887,226
Total expenses	726,175	72,903	38,970	46,478	111,539	790,955	105,446	(241,680)	1,650,786
Income/(loss) before income taxes	(117,008)	103,767	115,741	75,883	1,833	617,206	2,745,115	51,290	3,593,827

Intersegment revenue/(expense)(1)	594	2,150	777	(3,798)	277	—	—	—	—
Total assets	22,047,919	13,967,381	14,482,177	9,192,343	23,084,671	29,911,435	—	—	112,685,926

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. RESTATEMENTS

Subsequent to the issuance of the Company's June 30, 2015 consolidated financial statements, the Company identified errors in its historical financial statements, including for the three and six months ended June 30, 2015 and 2014. Accordingly, the Company has restated the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 to reflect the error corrections. The most significant errors originate from SC, a significant subsidiary of the Company.

1. Errors previously disclosed in the Company Annual Report on Form 10-K for the year ended December 31, 2015 Form filed on April 14, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating the credit loss allowance for RICs held for investment was in error as it did not estimate impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applying a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each of these balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on the corrected methodology, the ACL reported on the condensed consolidated balance sheets was overstated by $208.9 million and $358.2 million at June 30, 2015 and December 31, 2014, respectively.

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

The impact of the corrections of the above errors on the financial statements for the three and six months ended June 30, 2015 and 2014 were disclosed in Part II, Item 9B, of the Annual Report on Form 10-K for the year ended December 31, 2015.

2. Errors identified subsequent to the Original 10-K:

•
The Company previously used the loans' original contractual interest rate rather than the original effective interest rate as the discount rate applied to the expected cash flows to determine TDR impairment. Accounting Standards Codification (“ASC") 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of retail installment contracts held for investment accordingly overstated, by $41.5 million and $1.0 million as of June 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the Consolidated Statements of Income and Comprehensive Income, as noted in the tables below, and related disclosures.

•
The Company has determined that its application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other origination costs (collectively "discount") on retail installment contracts held for investment was in error, as (i) these cost basis adjustments were accreted over the average life of a loan rather than the aggregate life of a loan pool, (ii) defaults were inappropriately considered in the estimate of future principal prepayments, (iii) the portfolio was not adequately segmented to consider different prepayment performance based on credit quality and term, (iv) remaining unaccreted balances at charge off were being recorded as interest income rather than as reductions of the net charge off, and (v) the unaccreted discount component of TDR carrying value was misstated, resulting in inaccurate TDR impairment.

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

(ii) The Company previously had considered all types of liquidations, both voluntary prepayments and charge offs, as prepayments for purposes of determining a prepayment assumption. However, the application of a prepayment assumption as described in ASC 310-20-35-26 does not allow for future expected defaults to be considered in the assumption. Accordingly, management has determined that the inclusion of future expected defaults in the prepayment assumption was in error.

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

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each balance sheet date:

	June 30, 2015	December 31, 2014
	(in thousands)

Overstatement of loans held for investment	$66,525	$28,647
(Under)/Overstatement of allowance (TDR impairment)	(5,030)	817

This error also had the following impacts on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Overstatement of Interest income - Loans	$(35,537)	$(23,331)	$(66,418)	$(29,351)
Overstatement of Provision for credit losses	26,448	2,279	32,032	2,280
Understatement of Miscellaneous income	2,196	3,248	5,470	4,723
	$(6,893)	$(17,804)	$(28,916)	$(22,348)

•
The Company previously omitted the consideration of net discounts when estimating the allowance for credit losses for the non-TDR portfolio of retail installment contracts held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of retail installment contracts held for investment accordingly understated, by $73.4 million and $49.2 million as of June 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
The Company had originally recorded a gain on the Change in Control of SC of $2.43 billion during the year-ended December 31, 2014 and goodwill in the amount $5.47 billion at January 28, 2014. As a result of the corrections at SC that impacted the carrying value of assets and liabilities acquired by SHUSA at the Change in Control, SHUSA recognized a gain in the Change in Control of $2.42 billion during the six month period ended June 30, 2014 and goodwill in the amount of $5.53 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

•
The Company recorded an $50.0 million indefinite lived intangible at the Change in Control of SC. During the quarter ended December 31, 2015. As part of the Step 2 goodwill impairment analysis, the Company performed a valuation of the intangible assets allocated to the SC reporting unit as of December 31, 2015. The Company's impairment analysis concluded that the estimated fair value of the indefinite-lived trade name was lower than its carrying value. As such, the Company originally recorded an $11.7 million impairment charge during the fourth quarter of 2015 and an additional impairment charge of $20.3 million during in the first quarter of 2016. The trade name, as restated, reflects the correction of an error to reflect an impairment charge to the trade name attributed to the fourth quarter of 2014 in the amount of $28.5 million. In addition, during the fourth quarter of 2015, the Company recorded an additional $3.5 million relating to the trade name. The impairments in 2014 and 2015 were recorded within amortization expense of intangible assets.

•
The Company originally recorded a $97.5 million impairment of capitalized software during the second quarter of 2014 for software the was no longer in use or determined to be improperly capitalized. The Company concluded that $33.3 million and $3.3 million of the impairment charge should have been recorded in the quarters ended December 31, 2013 and March 31, 2014, respectively, when the software was originally capitalized.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet as of June 30, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$2,254,233	$—	$2,254,233	$(41,875)	$2,212,358
Loans held-for-investment	79,484,496	(19,867)	79,464,629	(75,441)	79,389,188
Allowance for loan and lease losses	(3,070,458)	208,905	(2,861,553)	26,900	(2,834,653)
Net loans held-for-investment	76,414,038	189,038	76,603,076	(48,541)	76,554,535
Leased vehicles, net	7,312,427	—	7,312,427	(14,408)	7,298,019
Goodwill	8,892,011	—	8,892,011	59,473	8,951,484
Intangible assets, net	702,344	—	702,344	(28,500)	673,844
Other assets	1,967,143	—	1,967,143	47,725	2,014,868
Total assets	126,127,126	189,038	126,316,164	(26,126)	126,290,038
Accrued expenses and payables	2,107,810	—	2,107,810	(58,199)	2,049,611
Borrowings and other debt obligations(3)	44,456,559	—	44,456,559	(53,003)	44,403,556
Advance payments by borrowers for taxes and insurance	184,677	—	184,677	(1,679)	182,998
Deferred tax liabilities, net	1,017,839	70,279	1,088,118	(3,134)	1,084,984
Other liabilities	649,651	—	649,651	101,267	750,918
Total liabilities	103,039,449	70,279	103,109,728	(14,748)	103,094,980
Retained earnings	4,033,374	69,783	4,103,157	(5,600)	4,097,557
Total SHUSA stockholder's equity	18,834,160	69,783	18,903,943	(5,600)	18,898,343
Noncontrolling interest	4,253,517	48,976	4,302,493	(5,778)	4,296,715
Total stockholder's equity	23,087,677	118,759	23,206,436	(11,378)	23,195,058
Total liabilities and stockholder's equity	$126,127,126	$189,038	$126,316,164	$(26,126)	$126,290,038

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2015 filed on August 12, 2015.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Interest on loans	$3,806,322	$—	$3,806,322	$(66,417)	$3,739,905
Total interest income	3,992,696	—	3,992,696	(66,417)	3,926,279
Net interest income	3,416,253	—	3,416,253	(66,417)	3,349,836
Provision for credit losses	1,873,938	160,688	2,034,626	(15,736)	2,018,890
Net interest income after provision for credit losses	1,542,315	(160,688)	1,381,627	(50,681)	1,330,946
Consumer fees	204,217	—	204,217	5,332	209,549
Lease income	841,891	(191,718)	650,173	2,904	653,077
Miscellaneous income	238,559	1	238,560	5,470	244,030
Total fees and other income	1,449,333	(191,717)	1,257,616	13,706	1,271,322
Total non-interest income	1,468,597	(191,717)	1,276,880	13,706	1,290,586
Compensation and benefits	647,816	—	647,816	(1,205)	646,611
Loan expense	206,191	—	206,191	(17,387)	188,804
Lease expense	683,861	(191,718)	492,143	2,134	494,277
Other administrative expenses	164,660	—	164,660	5,737	170,397
Total general and administrative expenses	2,194,545	(191,718)	2,002,827	(10,721)	1,992,106
Income/(loss) before income taxes	753,961	(160,687)	593,274	(26,254)	567,020
Income tax provision/(benefit)	232,944	(70,853)	162,091	(108)	161,983
Net income/(loss) including noncontrolling interest	521,017	(89,834)	431,183	(26,146)	405,037
Less: net income/(loss) attributable to noncontrolling interest	194,985	(37,137)	157,848	(11,251)	146,597
Net income/(loss) attributable to SHUSA	$326,032	$(52,697)	$273,335	$(14,895)	$258,440

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Interest on loans	$1,971,763	$—	$1,971,763	$(35,536)	$1,936,227
Total interest income	2,059,890	—	2,059,890	(35,536)	2,024,354
Net interest income	1,762,315	—	1,762,315	(35,536)	1,726,779
Provision for credit losses	1,001,754	(11,341)	990,413	(25,162)	965,251
Net interest income after provision for credit losses	760,561	11,341	771,902	(10,374)	761,528
Consumer fees	106,178	—	106,178	2,667	108,845
Commercial fees	46,142	—	46,142	(1)	46,141
Lease income	443,506	(105,643)	337,863	1,883	339,746
Miscellaneous income	145,293	—	145,293	2,197	147,490
Total fees and other income	793,273	(105,643)	687,630	6,746	694,376
Total non-interest income	802,980	(105,643)	697,337	6,746	704,083
Compensation and benefits	327,963	—	327,963	(453)	327,510
Loan expense	100,760	—	100,760	(5,753)	95,007
Lease expense	361,903	(105,643)	256,260	(2,931)	253,329
Other administrative expenses	96,200	—	96,200	2,531	98,731
Total general and administrative expenses	1,144,848	(105,643)	1,039,205	(6,606)	1,032,599
Income/(loss) before income taxes	388,951	11,341	400,292	2,978	403,270
Income tax provision/(benefit)	119,971	1,976	121,947	3,127	125,074
Net income/(loss) including noncontrolling interest	268,980	9,365	278,345	(149)	278,196
Less: net income/(loss) attributable to noncontrolling interest	101,535	3,989	105,524	(352)	105,172
Net income/(loss) attributable to SHUSA	$167,445	$5,376	$172,821	$203	$173,024
(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Loans	$3,125,831	$—	$3,125,831	$(29,351)	$3,096,480
Available-for-sale	121,868	—	121,868	(613)	121,255
Total interest income	3,269,005	—	3,269,005	(29,964)	3,239,041
Net interest income	2,762,139	—	2,762,139	(29,964)	2,732,175
Provision for credit losses	1,021,364	(135,501)	885,863	1,363	887,226
Net interest income after provision for credit losses	1,740,775	135,501	1,876,276	(31,327)	1,844,949
Consumer fees	179,677	—	179,677	3,192	182,869
Equity method investments (loss)/income, net	12,226	—	12,226	254	12,480
Lease income	381,493	(88,261)	293,232	(8,812)	284,420
Miscellaneous income	339,861	—	339,861	4,721	344,582
Total fees and other income	1,059,658	(88,260)	971,398	(646)	970,752
Gain on Change in Control	2,428,539	—	2,428,539	(10,976)	2,417,563
Net gain/(loss) recognized in earnings	2,439,888	—	2,439,888	(10,976)	2,428,912
Total non-interest income	3,499,546	(88,260)	3,411,286	(11,622)	3,399,664
Compensation and benefits	603,386	—	603,386	(827)	602,559
Loan expense	157,299	—	157,299	(576)	156,723
Lease expense	299,159	(88,261)	210,898	(4,151)	206,747
Other administrative expenses	129,188	—	129,188	3,982	133,170
Total general and administrative expenses	1,610,519	(88,261)	1,522,258	(1,572)	1,520,686
Deposit insurance premiums and other costs	28,970	—	28,970	9	28,979
Impairment of capitalized software	97,546	—	97,546	(33,000)	64,546
Total other expenses	163,091	—	163,091	(32,991)	130,100
Income/(loss) before income taxes	3,466,711	135,502	3,602,213	(8,386)	3,593,827
Income tax provision/(benefit)	1,249,753	54,641	1,304,394	(10,322)	1,294,072
Net income/(loss) including noncontrolling interest	2,216,958	80,861	2,297,819	1,936	2,299,755
Less: net income/(loss) attributable to noncontrolling interest	244,213	33,376	277,589	(5,442)	272,147
Net income/(loss) attributable to SHUSA	$1,972,745	$47,485	$2,020,230	$7,378	$2,027,608

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2014 filed on August 14, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Loans	$1,791,311	$—	$1,791,311	$(23,331)	$1,767,980
Available-for-sale	60,284	—	60,284	(221)	60,063
Total interest income	1,862,799	—	1,862,799	(23,552)	1,839,247
Net interest income	1,590,034	—	1,590,034	(23,552)	1,566,482
Provision for credit losses	686,034	(125,442)	560,592	15,765	576,357
Net interest income after provision for credit losses	904,000	125,442	1,029,442	(39,317)	990,125
Consumer fees	96,713	—	96,713	3,192	99,905
Equity method investments (loss)/income, net	(7,416)	—	(7,416)	220	(7,196)
Lease income	266,090	(58,625)	207,465	(12,073)	195,392
Miscellaneous income	197,196	—	197,196	3,247	200,443
Total fees and other income	628,885	(58,623)	570,262	(5,416)	564,846
Total non-interest income	638,290	(58,623)	579,667	(5,416)	574,251
Compensation and benefits	284,427	—	284,427	(538)	283,889
Occupancy and equipment expenses	112,221	—	112,221	1	112,222
Loan expense	88,291	—	88,291	(397)	87,894
Lease expense	210,199	(58,625)	151,574	(6,271)	145,303
Other administrative expenses	77,033	—	77,033	2,021	79,054
Total general and administrative expenses	870,238	(58,625)	811,613	(5,184)	806,429
Amortization of intangibles	20,892	—	20,892	(1)	20,891
Deposit insurance premiums and other costs	14,553	—	14,553	6	14,559
Impairment of capitalized software	97,546	—	97,546	(36,323)	61,223
Total other expenses	132,991	—	132,991	(36,318)	96,673
Income/(loss) before income taxes	539,061	125,444	664,505	(3,231)	661,274
Income tax provision/(benefit)	199,746	50,657	250,403	(10,610)	239,793
Net income/(loss) including noncontrolling interest	339,315	74,787	414,102	7,379	421,481
Less: net income/(loss) attributable to noncontrolling interest	136,473	30,870	167,343	(6,952)	160,391
Net income/(loss) attributable to SHUSA	$202,842	$43,917	$246,759	$14,331	$261,090

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2014 filed on August 14, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the six-month period ended June 30, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$521,017	$(89,834)	$431,183	$(26,146)	$405,037
Comprehensive income	491,925	(89,834)	402,091	(26,146)	375,945
Comprehensive income attributable to noncontrolling interest	194,985	(37,137)	157,848	(11,251)	146,597
Comprehensive income attributable to SHUSA	$296,940	$(52,697)	$244,243	$(14,895)	$229,348

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the six-month period ended June 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$2,216,958	$80,861	$2,297,819	$1,936	$2,299,755
Comprehensive income	2,353,422	80,861	2,434,283	1,936	2,436,219
Comprehensive income attributable to noncontrolling interest	244,213	33,376	277,589	(5,442)	272,147
Comprehensive income attributable to SHUSA	$2,109,209	$47,485	$2,156,694	$7,378	$2,164,072

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2014 filed on August 14, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the three-month period ended June 30, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$268,980	$9,365	$278,345	$(149)	$278,196
Comprehensive income	188,398	9,365	197,763	(149)	197,614
Comprehensive income attributable to noncontrolling interest	101,535	3,989	105,524	(352)	105,172
Comprehensive income attributable to SHUSA	$86,863	$5,376	$92,239	$203	$92,442

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the three-month period ended June 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$339,315	$74,787	$414,102	$7,379	$421,481
Comprehensive income	384,596	74,787	459,383	7,379	466,762
Comprehensive income attributable to noncontrolling interest	136,473	30,870	167,343	(6,952)	160,391
Comprehensive income attributable to SHUSA	$248,123	$43,917	$292,040	$14,331	$306,371

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2014 filed on August 14, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the six-month period ended June 30, 2015:

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$122,480	$3,837,122	$9,295	$3,846,417
Comprehensive income attributable to SHUSA	326,032	(52,697)	273,335	(14,895)	258,440
Balance, End of period	$4,033,374	$69,783	$4,103,157	$(5,600)	$4,097,557

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$3,960,809	$86,113	$4,046,922	$5,473	$4,052,395
Comprehensive income attributable to NCI	194,985	(37,137)	157,848	(11,251)	146,597
Balance, End of period	$4,253,517	$48,976	$4,302,493	$(5,778)	4,296,715

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$22,504,095	$208,593	$22,712,688	$14,768	$22,727,456
Comprehensive income attributable to SHUSA	296,940	(52,697)	244,243	(14,895)	229,348
Comprehensive income attributable to NCI	194,985	(37,137)	157,848	(11,251)	146,597
Balance, End of period	$23,087,677	$118,759	$23,206,436	$(11,378)	$23,195,058

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the six-month period ended June 30, 2014:

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$1,394,090	$32,115	$1,426,205
Comprehensive income attributable to SHUSA	1,972,745	47,485	2,020,230	7,378	2,027,608
Balance, End of period	$3,359,535	$47,485	$3,407,020	$39,493	$3,446,513

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Comprehensive income attributable to NCI	$—	$277,589	$277,589	$(5,442)	$272,147
SCUSA Change in Control	3,813,275	(348,515)	3,464,760	18,686	3,483,446
Dividends paid to NCI	—	—	—	(20,667)	(20,667)
Impact of SCUSA Stock Option Activity	—	104,301	104,301	1,982	106,283
Balance, End of period	$3,813,275	$33,375	$3,846,650	$(5,441)	$3,841,209

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$13,544,983	$—	$13,544,983	$32,115	$13,577,098
Comprehensive income attributable to SHUSA	2,109,209	47,485	2,156,694	7,378	2,164,072
Comprehensive income attributable to NCI	—	277,589	277,589	(5,442)	272,147
SCUSA Change in Control	3,813,275	(348,515)	3,464,760	18,686	3,483,446
Dividends paid to NCI	—	—	—	(20,667)	(20,667)
Impact of SCUSA Stock Option Activity	—	104,301	104,301	1,982	106,283
Balance, End of period	$21,979,960	$80,860	$22,060,820	$34,052	$22,094,872

(1) Originally reported amounts included in Part II, Item 9B of the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2014 filed on August 14, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$521,017	$(89,834)	$431,183	$(26,146)	$405,037
Provision for credit losses	1,873,938	160,688	2,034,626	(15,736)	2,018,890
Deferred tax expense/(benefit)	11,246	(70,854)	(59,608)	4,149	(55,459)
Depreciation, amortization and accretion	86,755	—	86,755	81,433	168,188
Net gain on sale of loans	(98,350)	—	(98,350)	(3,400)	(101,750)
Stock-based compensation	8,707	—	8,707	3,038	11,745
Net change in other assets and bank-owned life insurance	287,566	—	287,566	(56,062)	231,504
Net change in other liabilities	153,881	—	153,881	1,978	155,859
Net cash provided by operating activities	2,523,943	—	2,523,943	(10,746)	2,513,197
Proceeds from the sale of leased vehicles	1,460,792	—	1,460,792	2,788	1,463,580
Manufacturer incentives	658,753	—	658,753	(821)	657,932
Net cash used in investing activities	(9,482,840)	—	(9,482,840)	1,967	(9,480,873)
Net change in advance payments by borrowers for taxes and insurance	17,007	—	17,007	(153)	16,854
Net cash provided by financing activities	6,978,405	—	6,978,405	(154)	6,978,251
Net increase in cash and cash equivalents	19,508	—	19,508	(8,933)	10,575
Cash and cash equivalents, beginning of period	2,234,725	—	2,234,725	(32,942)	2,201,783
Cash and cash equivalents, end of period	$2,254,233	$—	$2,254,233	$(41,875)	$2,212,358

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$2,216,958	$80,861	$2,297,819	$1,936	$2,299,755
Gain on SCUSA Change in Control	(2,291,003)	—	(2,291,003)	10,976	(2,280,027)
Impairment of capitalized software	—	—	—	64,546	64,546
Provision for credit losses	1,021,364	(135,501)	885,863	1,363	887,226
Deferred tax expense	854,940	54,640	909,580	97,520	1,007,100
Depreciation, amortization and accretion	(188,097)	—	(188,097)	44,349	(143,748)
Equity earnings on equity method investments	(12,226)	—	(12,226)	(254)	(12,480)
Net change in other assets and bank-owned life insurance	653,823	—	653,823	(35,979)	617,844
Net change in other liabilities	154,390	—	154,390	(244,512)	(90,122)
Net cash provided by operating activities	2,395,560	—	2,395,560	(60,055)	2,335,505
Net change in restricted cash	(324,422)	—	(324,422)	8,387	(316,035)
Purchases of leased vehicles	(3,162,089)	—	(3,162,089)	(33,043)	(3,195,132)
Manufacturer incentives	479,924	—	479,924	98,836	578,760
Net cash used in investing activities	(6,696,919)	—	(6,696,919)	74,180	(6,622,739)
Net change in short-term borrowings	1,469,294	—	1,469,294	6,940	1,476,234
Net proceeds from long-term borrowings	18,173,797	—	18,173,797	(6,798)	18,166,999
Net cash provided by financing activities	4,460,060	—	4,460,060	142	4,460,202
Net increase in cash and cash equivalents	158,701	—	158,701	14,267	172,968
Cash and cash equivalents, end of period	$4,385,648	$—	$4,385,648	$14,267	$4,399,915

(1) Originally reported amounts as included in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2015 filed on August 12, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 16, 2016.

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act (the "FDIA"), the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Service members Civil Relief Act (the "SCRA"), the Unfair and Deceptive Practices Act, Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the FRB for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

Dodd-Frank Wall Street Reform and Consumer Protection Act ("DFA")

On July 21, 2010 the DFA, which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector, was enacted, The DFA and includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation has involved and will continue to involve higher compliance costs and have negatively affected the Company's revenue and earnings.

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

The DFA mandates an enhanced supervisory framework, which means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the Office of the Comptroller of the Currency (the “OCC"). The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

Under the Durbin Amendment to the DFA, in June 2011 the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers, are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA established the CFPB, which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which include SCUSA, take steps to monitor and impose controls over dealer "mark-up" policies whereby dealers charge consumers higher interest rates, with the mark-up shared between the dealer and the lender. Dealers are allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SC reduced their maximum compensation (participation from 2.00% (industry practice) to 1.75%). We believe this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

Volcker Rule

The DFA added new section 13 to the Bank Holding Company Act. Section 13 which is commonly referred to as the “Volcker Rule", prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities.

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, SHUSA, SC, the Bank and numerous other Santander subsidiaries in the United States and abroad.

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

Various policies and procedures, training programs, record keeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule were implemented before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the banking entity and its level of trading activities. The compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule.

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

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including the SHUSA and the Bank, to maintain a minimum common equity tier 1 ("CET1") ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. These requirements for SHUSA and the Bank went into effect on January 1, 2015.

A capital conservation buffer of 2.5% above each of these minimum ratios levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

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

As of June 30, 2015, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.38% and 10.98%, respectively. Under the transitions provided under Basel III, the Bank's and SHUSA's CET1 ratio under the standardized approach, were 13.81% and 11.95%, respectively. The calculation of the CET1 ratio under both a fully phased in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of June 30, 2015, the Company would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the Bank Regulatory Capital section of this MD&A for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

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

On October 24, 2013, the Federal Reserve, FDIC, and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach where the most globally important covered companies (more than $700 billion in assets) and large regionals financial     institutions ($250 billion to $700 billion in assets) are required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016. Based on management's interpretation of the final rule, that will be effective on January 1, 2016, SHUSA's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

The U.S. notice of proposed rule-making on     of NSFR is expected to be published in 2015.

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SC is included in our stress tests and capital plans. On March 26, 2014 and 2015, the Federal Reserve announced that, based on qualitative concern, it objected to the Company's 2014 capital plan. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

On May 1, 2014, the Board of Directors of SC declared the "May SC dividend. The Federal Reserve informed SHUSA on May 22, 2014 that it did not object to SC's payment of the May SC dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA's consolidated capital position would be unaffected by the May SC dividend. The Federal Reserve also informed SHUSA that, until the Federal Reserve issues a non-objection to SHUSA's capital plan, any future SC dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, SHUSA issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21.0 million.

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

On March 11, 2015, the Federal Reserve announced that SHUSA received an objection from the FRB of Boston it had objected to the 2015 capital plan SHUSA submitted on January 5, 2015. The FRB of Boston objected to SHUSA’s capital plan on qualitative grounds due to significant deficiencies in SHUSA’s capital planning process. Subject to the restrictions outlined above with respect to the written agreement, the FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock. The FRB of Boston did object to the requested payment of dividends on SC Common Stock.

On July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of that written agreement, the Company is required to make enhancements with respect to, among other matters, board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

Total Loss Absorbing Capacity

The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and unsecured debt a company must hold to facilitate its orderly liquidation, often referred to as Total Loss Absorbing Capacity (“TLAC”). In November 2014, the Financial Stability Board ("FSB") issued for public consultation policy proposals on TLAC. Under the Federal Reserve’s TLAC proposal, global systemically important banks would be required to hold loss absorbing equity and unsecured debt of 16-20% of RWAs, with at least 33% of this total being unsecured debt rather than equity. The FRB will likely propose related rules sometime after the FRB’s public consultation on the TLAC proposal ends.

Enhanced Prudential Standards for Liquidity

On February 18, 2014, the Federal Reserve approved the final rule implementing certain of the EPS mandated by Section 165 of the DFA (the "Final Rule"). The Final Rule applies the EPS to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) foreign banking organizations ("FBOs") with a U.S. banking presence , through branches, agencies or depository institutions exceeding $50 billion in consolidated U.S. non-branch assets. The Final Rule implements, as new requirements for U.S. BHCs, Section 165’s risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 are subject to the liquidity requirements as of January 1, 2015.

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with global assets of $50 billion or more and U.S. non-branch assets of $10 billion or more, must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander could be required to transfer its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. The IHC must be formed, with all but 10% of non-BHC assets included, on July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

As discussed further in Note 18 of the Notes to the unaudited condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2015 and 2014. The following discussion has been updated to reflect the effects of the restatement.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(As Restated)
	(in thousands)
Net interest income	$1,726,779	$1,566,482	$3,349,836	$2,732,175
Provision for credit losses	(965,251)	(576,357)	(2,018,890)	(887,226)
Total non-interest income	704,083	574,251	1,290,586	3,399,664
General and administrative expenses	(1,032,599)	(806,429)	(1,992,106)	(1,520,686)
Other expenses	(29,742)	(96,673)	(62,406)	(130,100)
Income before income taxes	403,270	661,274	567,020	3,593,827
Income tax provision	(125,074)	(239,793)	(161,983)	(1,294,072)
Net income(1)	$278,196	$421,481	$405,037	$2,299,755
(1) Includes non-controlling interest

The Company reported pre-tax income of $403.3 million and $567.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to pretax income of $661.3 million and $3.6 billion for the three-month and six-month periods ended June 30, 2014. Factors contributing to this decrease were as follows:

•
Net interest income increased $160.3 million and $617.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increases were primarily due to the increased interest income as a result of the growing retail installment contract and auto loans portfolio.

•
The provision for credit losses increased $388.9 million and $1.1 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increases were primarily due to the continued growth in retail installment contracts and the related provisioning for this portfolio.

•
Total non-interest income increased $129.8 million and decreased $2.1 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the six-month period was primarily due to the one-time net gain recognized in the first quarter of 2014 related to the Change in Control. The increase for the three-month period was primarily due to higher lease income in the current period.

•
Total general and administrative expenses increased $226.2 million and $471.4 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to increases in lease expense, as well as compensation and benefits.

•
Other expenses decreased $66.9 million and $67.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The decreases were primarily due to a one-time impairment charge on long-lived assets in the second quarter of 2014.

•
The income tax provision decreased $114.7 million and $1.1 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease was due to lower taxable income in the current period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	As Restated
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$20,310,189	$88,127	1.83%	$13,905,358	$71,267	2.31%
LOANS(2):
Commercial loans	29,953,810	228,462	3.10%	25,526,305	208,114	3.31%
Multi-family	8,430,825	90,772	4.31%	9,323,781	95,713	4.12%
Consumer loans:
Residential mortgages	6,889,879	66,875	3.88%	9,600,362	96,021	4.00%
Home equity loans and lines of credit	6,171,776	54,560	3.54%	6,206,472	55,346	3.57%
Total consumer loans secured by real estate	13,061,655	121,435	3.72%	15,806,834	151,367	3.83%
Retail installment contracts and auto loans	24,694,494	1,305,456	21.15%	21,325,903	1,114,382	20.90%
Personal unsecured	2,778,999	164,017	23.61%	1,707,820	164,416	38.51%
Other consumer(3)	1,197,693	26,085	8.71%	1,509,581	33,988	9.01%
Total consumer	41,732,841	1,616,993	15.50%	40,350,138	1,464,153	14.51%
Total loans	80,117,476	1,936,227	9.69%	75,200,224	1,767,980	9.42%
Allowance for loan losses (4)	(2,536,867)	—	—%	(1,250,088)	—	—%
NET LOANS	77,580,609	1,936,227	10.00%	73,950,136	1,767,980	9.58%
Intercompany Investments	14,640	$222	6.07%	14,640	$221	6.04%
TOTAL EARNING ASSETS	97,905,438	$2,024,576	8.31%	87,870,134	$1,839,468	8.43%
Other assets(5)	25,874,760			21,266,852
TOTAL ASSETS	$123,780,198			$109,136,986
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,523,640	$13,410	0.47%	$10,946,896	$8,278	0.30%
Savings	4,007,949	1,228	0.12%	4,092,262	1,397	0.14%
Money market	22,561,364	31,689	0.56%	19,126,367	19,384	0.41%
Certificates of deposit	8,335,560	18,866	0.91%	7,277,223	19,750	1.09%
TOTAL INTEREST BEARING DEPOSITS	46,428,513	65,193	0.56%	41,442,748	48,809	0.47%
BORROWED FUNDS:
FHLB advances	8,565,055	44,156	2.06%	7,045,631	66,321	3.77%
Federal funds and repurchase agreements	20,055	9	0.18%	1,923	—	—%
Other borrowings	34,137,005	188,217	2.21%	28,342,100	157,635	2.22%
TOTAL BORROWED FUNDS (6)	42,722,115	232,382	2.18%	35,389,654	223,956	2.53%
TOTAL INTEREST BEARING FUNDING LIABILITIES	89,150,628	297,575	1.34%	76,832,402	272,765	1.42%
Noninterest bearing demand deposits	8,007,247			7,883,428
Other liabilities(7)	3,443,964			2,524,292
TOTAL LIABILITIES	100,601,839			87,240,122
STOCKHOLDER’S EQUITY	23,178,359			21,896,864
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$123,780,198			$109,136,986
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,735,205			$1,579,079
NET INTEREST SPREAD (8)			6.97%			7.01%
NET INTEREST MARGIN (9)			7.08%			7.19%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	As Restated
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$19,506,486	$186,374	2.04%	$14,644,024	$142,561	2.20%
LOANS(2):
Commercial loans	29,160,969	448,998	3.13%	24,927,338	411,427	3.35%
Multi-family	8,502,620	180,078	4.24%	9,138,797	186,017	4.08%
Consumer loans:
Residential mortgages	6,899,997	136,446	3.95%	9,614,289	192,583	4.01%
Home equity loans and lines of credit	6,183,243	109,063	3.53%	6,230,876	110,630	3.55%
Total consumer loans secured by real estate	13,083,240	245,509	3.75%	15,845,165	303,213	3.83%
Retail installment contracts and auto loans	23,903,320	2,464,733	20.62%	17,521,610	1,862,590	21.26%
Personal unsecured	2,745,867	345,073	25.13%	1,437,366	272,502	37.92%
Other consumer(3)	1,235,365	55,514	8.99%	1,502,544	60,731	8.08%
Total consumer	40,967,792	3,110,829	15.19%	36,306,685	2,499,036	13.77%
Total loans	78,631,381	3,739,905	9.54%	70,372,820	3,096,480	8.81%
Allowance for loan losses (4)	(2,176,075)	—	—%	(1,086,096)	—	—%
NET LOANS	76,455,306	3,739,905	9.80%	69,286,724	3,096,480	8.96%
Intercompany Investments	14,640	$442	6.06%	22,568	$613	5.43%
TOTAL EARNING ASSETS	95,976,432	$3,926,721	8.24%	83,953,316	$3,239,655	7.78%
Other assets(5)	25,514,803			19,023,496
TOTAL ASSETS	$121,491,235			$102,976,812
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,559,856	$26,252	0.45%	$10,799,201	$15,141	0.28%
Savings	3,955,886	2,430	0.12%	4,027,282	2,672	0.13%
Money market	22,310,297	62,042	0.56%	19,069,057	38,373	0.40%
Certificates of deposit	8,260,754	37,862	0.92%	7,621,537	41,570	1.09%
TOTAL INTEREST BEARING DEPOSITS	46,086,793	128,586	0.56%	41,517,077	97,756	0.47%
BORROWED FUNDS:
FHLB advances	7,865,193	87,536	2.23%	7,458,034	138,403	3.71%
Federal funds and repurchase agreements	22,376	17	0.15%	967	—	—%
Other borrowings	33,021,763	360,304	2.18%	23,966,595	270,707	2.26%
TOTAL BORROWED FUNDS (6)	40,909,332	447,857	2.19%	31,425,596	409,110	2.60%
TOTAL INTEREST BEARING FUNDING LIABILITIES	86,996,125	576,443	1.33%	72,942,673	506,866	1.39%
Noninterest bearing demand deposits	7,975,324			7,897,985
Other liabilities(7)	3,455,955			2,098,570
TOTAL LIABILITIES	98,427,404			82,939,228
STOCKHOLDER’S EQUITY	23,063,831			20,037,584
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$121,491,235			$102,976,812
TAXABLE EQUIVALENT NET INTEREST INCOME		$3,369,706			$2,757,485
NET INTEREST SPREAD (8)			6.90%			6.39%
NET INTEREST MARGIN (9)			7.03%			6.57%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
INTEREST INCOME:
Interest-earning deposits	$1,057	$1,566	$2,819	$3,561
Investments available-for-sale	77,045	60,063	154,462	121,255
Other investments	10,025	9,638	29,093	17,745
Total interest income on investment securities and interest-earning deposits	88,127	71,267	186,374	142,561
Interest on loans	1,936,227	1,767,980	3,739,905	3,096,480
Total Interest Income	2,024,354	1,839,247	3,926,279	3,239,041
INTEREST EXPENSE:
Deposits and customer accounts	65,193	48,809	128,586	97,756
Borrowings and other debt obligations	232,382	223,956	447,857	409,110
Total Interest Expense	297,575	272,765	576,443	506,866
NET INTEREST INCOME	$1,726,779	$1,566,482	$3,349,836	$2,732,175
Net interest income increased $160.3 million and $617.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. This was primarily due to interest income earned on continued growth in the retail installment contracts and auto loans portfolio, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SCUSA's debt obligations in 2015 compared with 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $16.9 million and $43.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2015 was $20.3 billion and $19.5 billion with an average yield of 1.83% and 2.04%, respectively, compared to average balances of $13.9 billion and $14.6 billion with an average yield of 2.31% and 2.20% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to the increased interest from MBS and increased dividends on Federal Home Loan Bank ("FHLB") stock.

Interest Income on Loans

Interest income on loans increased $168.2 million and $643.4 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest income on loans was primarily due to the growth in originations of the retail installment contract and auto loan and unsecured loan portfolios. Interest income on the retail installment contract and auto loans portfolio increased $191.1 million and $602.1 million, respectively, for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.

The average balance of total loans was $80.1 billion and $78.6 billion with an average yield of 9.69% and 9.54% for the three-month and six-month periods ended June 30, 2015, respectively, compared to $75.2 billion and $70.4 billion with an average yield of 9.42% and 8.81% for the corresponding periods in 2014. The increase in the average balance of total loans was primarily due to the growth of the retail installment contract and auto loan portfolio, as well as the commercial and industrial loans portfolio. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $24.7 billion and $23.9 billion with an average yield of 21.15% and 20.62% for the three-month and six-month periods ended June 30, 2015, respectively, compared to $21.3 billion and $17.5 billion with an average yield of 20.90% and 21.26% for the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $16.4 million and $30.8 million for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014. The average balance of total interest-bearing deposits was $46.4 billion and $46.1 billion with an average cost of 0.56% for both the three-month and six-month periods ended June 30, 2015, respectively, compared to an average balance of $41.4 billion and $41.5 billion with an average cost of 0.47% for both corresponding periods in 2014. The increase in interest expense on deposits and customer-related accounts during the three-month period ended June 30, 2015 was primarily due to the increase in the volume of deposit accounts, along with a slight increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $8.4 million and $38.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest expense on borrowed funds was due to a $7.3 billion and $9.5 billion increase in total average borrowings for the three-month and six-month periods ended June 30, 2015, respectively compared to the corresponding periods in 2014. These increases were primarily due to $2.0 billion of new debt issued by SBNA and the Company and net $2.8 billion of SCUSA securitization activity. This was offset by a decrease in the average cost of interest on borrowed funds. The average balance of total borrowings was $42.7 billion and $40.9 billion with an average cost of 2.18% and 2.19% for the three-month and six-month periods ended June 30, 2015, respectively, compared to an average balance of $35.4 billion and $31.4 billion with an average cost of 2.53% and 2.60% for the corresponding periods in 2014.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2015 was $1.0 billion and $2.0 billion, respectively, compared to $576.4 million and $887.2 million for the corresponding periods in 2014. The increase in the provision for the three- and six-month periods can be attributed to consumer loans, specifically retail installment contracts and auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses ("ACL") for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Allowance for loan losses, beginning of period	$2,281,287	$1,090,632	$1,701,602	$834,337
Charge-offs:
Commercial	(31,846)	(22,885)	(51,184)	(52,478)
Consumer(2)	(879,302)	(613,381)	(1,822,278)	(756,627)
Total charge-offs	(911,148)	(636,266)	(1,873,462)	(809,105)
Recoveries:
Commercial	8,174	4,321	14,173	9,710
Consumer	501,089	257,611	1,005,567	330,487
Total recoveries	509,263	261,932	1,019,740	340,197
Charge-offs, net of recoveries	(401,885)	(374,334)	(853,722)	(468,908)
Provision for loan losses (1)	955,251	581,357	2,013,890	932,226
Other(2):
Consumer	—	—	(27,117)
Allowance for loan losses, end of period	$2,834,653	$1,297,655	$2,834,653	$1,297,655

Reserve for unfunded lending commitments, beginning of period	$127,641	$180,000	$132,641	$220,000
Provision for unfunded lending commitments (1)	10,000	(5,000)	5,000	(45,000)
Loss on unfunded lending commitments	—	(4,726)	—	(4,726)
Reserve for unfunded lending commitments, end of period	137,641	170,274	137,641	170,274
Total allowance for credit losses, end of period	$2,972,294	$1,467,929	$2,972,294	$1,467,929

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)	Unallocated charge-offs for the three-months and six-months ended June 30, 2015 and 2014 is included in Consumer.

The Company's net charge-offs remained flat for the three-month period ended June 30, 2015 and increased for the six-month period ended June 30, 2015, compared to the corresponding periods in 2014. The ratio of net loan charge-offs to average total loans was 0.5% and 1.1% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 0.5% and 0.7% compared to the corresponding periods in 2014. The Company's increase in net charge-offs for the three-month and six-month periods ended June 30, 2015 is primarily attributable to the retail installment contracts and auto loans portfolio. These increases are a result of the portfolio's growth during the periods.

Commercial loan net charge-offs as a percentage of average commercial loans, including multi-family loans, decreased to less than 0.1% and 0.1% for the three-month and six-month periods ended June 30, 2015, respectively, compared to less than 0.1% and 0.1% for the three-month and six-month periods ended June 30, 2014. Consumer loan net charge-offs as a percentage of average consumer loans increased to 0.9% and 2.0% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 0.9% for the corresponding periods in the prior year.

The change in consumer net charge-offs for the three-month and six-month periods ended June 30, 2015 were due to increases in net charge-offs for the retail installment contracts and auto loans portfolio, offset by a decreases in the residential mortgage and home equity portfolios..

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Consumer fees	$108,845	$99,905	$209,549	$182,869
Commercial fees	46,141	42,559	88,826	85,529
Mortgage banking income, net	36,304	16,762	54,167	29,709
Equity method investments	(34)	(7,196)	(7,167)	12,480
Bank-owned life insurance	15,884	16,981	28,840	31,163
Lease income	339,746	195,392	653,077	284,420
Miscellaneous income	147,490	200,443	244,030	344,582
Net gain recognized in earnings	9,707	9,405	19,264	2,428,912
Total non-interest income	$704,083	$574,251	$1,290,586	$3,399,664

Total non-interest income increased $129.8 million and decreased $2.1 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increase for the three-month period ended June 30, 2015 was primarily due to an increase in lease income. The decrease for the six-month period ended June 30, 2015 was primarily due to the one-time gain recognized in 2014 related to the Change in Control.

Consumer Fees

Consumer fees increased $8.9 million and $26.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increases were primarily due to the $13.8 million and $39.0 million increases in servicing fees associated auto loans, which accounted for approximately 154% and 146% of consumer fees. This was attributable to the Company's growing retail installment contract and auto loan portfolio and was offset by a decrease in consumer deposit fees.

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

Net gains/(losses) from changes in MSR fair value resulted in a gain of $21.2 million and$14.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to a loss of $6.9 million and a loss of $11.4 million for the corresponding periods in 2014. The carrying value of the related MSRs at June 30, 2015 and December 31, 2014 were $157.1 million and $145.0 million, respectively. The MSR asset fair value increase for the three-month and six-month periods ended June 30, 2015 were the result of increases in interest rates.

MSR principal reductions recognized an increase of $1.4 million and $3.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. This is due to increases in prepayments and mortgage refinancing as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments

Equity Method Investments increased $7.2 million and decreased $19.6 million for the three-month and six-month periods ended June 30, 2015, respectively. The decrease for the six-month period ended June 20, 2015 was primarily due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014. The three-month increase was due to amortization expense on housing loans that occurred in the second quarter of 2014.

Bank-Owned Life Insurance

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $1.1 million and $2.3 million, for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Lease income

Lease income increased $144.4 million and $368.7 million for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014. These increases were primarily due to the continued growth of the Company's lease portfolio.

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

Miscellaneous Income

Miscellaneous income decreased $53.0 million and $100.6 million for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014. The decreases were primarily due to changes in fair value associated with the portfolio of loans that the Company accounts for at the fair value option.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)
	(in thousands)
Compensation and benefits	$327,510	$283,889	$646,611	$602,559
Occupancy and equipment expenses	139,613	112,222	268,779	233,091
Technology expense	45,067	43,798	87,156	84,068
Outside services	55,501	43,150	103,900	79,109
Marketing expense	17,841	11,119	32,182	25,219
Loan expense	95,007	87,894	188,804	156,723
Lease expense	253,329	145,303	494,277	206,747
Other administrative expenses	98,731	79,054	170,397	133,170
Total general and administrative expenses	$1,032,599	$806,429	$1,992,106	$1,520,686

Total general and administrative expenses increased $226.2 million and $471.4 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. During the second quarter of 2015, the Bank closed 29 branches located throughout its footprint in order to gain operational efficiencies. These closures resulted in accelerated depreciation expense of $7.6 million of related assets and a vacancy accrual charge of $6.4 million in the form of rent expense. Additional factors contributing to these increases were as follows:

Compensation and benefits expense increased $43.6 million and $44.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. This primary driver of the increase was due to the Company's continued investment in personnel through increased salary and headcount.

Occupancy and equipment expenses increased $27.4 million and $35.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. These were primarily due to increases in depreciation expense of $19.8 million and $21.0 million, which accounted for 72.4% and 59.0% of such expenses. These also reflected accelerated depreciation for branch closures in the second quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outside services increased $12.4 million and $24.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to the increase in consulting service fees that relate to finance-related initiatives, including preparation for meeting the requirements of the IHC implementing rules. A majority of these increases were due to expenses related to consulting fees, which increased $14.4 million and $30.6 million, respectively, or 116.4% and 123.2% of such expense for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.

Loan expense increased $7.1 million and $32.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to increases of $12.3 million and $42.4 million in collection expenses associated with the growing retail installment contract and auto loans portfolio. These increases were offset by a decrease in loan servicing expenses of $6.5 million and $12.5 million.

Lease expense increased $108.0 million and $287.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to the continued growth of the Company's leased vehicle portfolio.

Other administrative expenses increased $19.7 million and $37.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The primary causes were increases of $5.7 million and $12.3 million in legal fees recognized throughout the year, which accounted for 28.9% and 32.9% of other administrative expense increases for the three-month and six-month period. Along with this were $6.4 million and $5.7 million increases in tax related charges for the three-month and six-month periods ended June 30, 2015. This was partly due to settlement of certain legal matters.

OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Amortization of intangibles	$16,338	$20,891	$33,144	$32,940
Deposit insurance premiums and other expenses	13,369	14,559	29,178	28,979
Loss on debt extinguishment	—	—	—	3,635
Impairment of long-lived assets	—	61,223	—	64,546
Investment expense on affordable housing projects	35	—	84	—
Total other expenses	$29,742	$96,673	$62,406	$130,100

Total other expenses decreased $66.9 million and $67.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The primary factors contributing to the decreases were:

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

In the second quarter of 2014, an impairment of long-lived assets charge of $61.2 million was recorded due to the restructuring of our capitalized software.

The Company incurred an investment expense on affordable housing projects of $35 thousand and $84 thousand for the three-month and six-month periods ended June 30, 2015. This expense was directly related to low income housing tax credit investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

Income tax provisions of $125.1 million and $162.0 million were recorded for the three-month and six-month periods ended June 30, 2015, respectively, compared to $239.8 million and $1.3 billion for the corresponding periods in 2014. This resulted in effective tax rates of 31.0% and 28.6% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 36.3% and 36.0% for the corresponding periods in 2014. The lower tax rate for the three-months ended June 30, 2015 was primarily due to deferred state tax benefits recognized on legislation enacted during the second quarter of 2015. The lower tax rate for the six-month period ended June 30, 2015 was primarily due to the deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

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

LINE OF BUSINESS RESULTS

General

Since the Original Filing of the June 30, 2015 Form 10-Q, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

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

The Company's segments at June 30, 2015 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking, and SCUSA. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

Net interest income increased $3.2 million and $3.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of the Consumer and Business Banking segment's gross loans was $17.5 billion and $17.6 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $20.4 billion and $20.5 billion for the corresponding periods in 2014, driven by a TDR sale during the third quarter of 2014, and the conversion of $2.1 billion of mortgage loans to MBS as part of the securitization transactions. The average balance of deposits was $39.6 billion and $39.4 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $38.3 billion and $38.3 billion for the corresponding periods in 2014. The difference year over year was driven by growth in money market accounts, offset by a decline in CDs. Total non-interest income increased $76.4 million and $137.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014, primarily due to decline in the value of the MSR asset during the first half of 2014. The provision for credit losses increased $14.4 million and $8.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014, driven by an improvement in credit quality in 2014 that resulted in provision releases. Total expenses increased $67.0 million and $137.5 million for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014, primarily due to increased consulting service fees, which were mostly related to the CCAR plan, as well as increased maintenance expenses.

Total assets for the six-month period ended June 30, 2015 were $22.3 billion, compared to $22.0 billion for the corresponding period in 2014.

Commercial Banking

Net interest income increased $9.3 million and $17.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total average gross loans were $10.3 billion and $10.1 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $8.5 billion and $8.4 billion for the corresponding periods in 2014, driven by growth in the dealer lending and CEVF business lines. Total non-interest income decreased $1.0 million and $0.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses increased $26.1 million and $45.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $9.0 million and $18.1 million for the three-month and six-month periods ended 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line.

Total assets were $15.5 billion for the six-month period ended June 30, 2015, compared to $14.0 billion for the corresponding period in 2014. Total average deposits were $8.8 billion and $8.8 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $7.1 billion and $7.2 billion for the corresponding periods in 2014.

Commercial Real Estate

Net interest income increased $3.0 million and $12.4 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of this segment's gross loans decreased to $14.0 billion and $14.0 billion during the three-month and six-month periods ended June 30, 2015, respectively, compared to $14.6 billion and $14.4 billion for the corresponding periods in 2014. The average balance of deposits remained at $0.8 billion and $0.8 billion during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total non-interest income decreased $0.1 million and $5.1 million during the three-month and six-month periods ended June 30, 2015. The provision for credit losses was $2.0 million and $12.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to provision releases of $10.0 million and $11.1 million for the corresponding periods in 2014. Total expenses decreased $0.4 million and $2.0 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Total assets which includes the related ACL were $14.1 billion for the six-month period ended June 30, 2015, compared to $14.5 billion for the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Corporate Banking

Net interest income increased $9.6 million and $18.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of this segment's gross loans was $9.8 billion and $9.2 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $7.6 billion and $7.2 billion for the corresponding periods in 2014. The average balance of deposits was $1.7 billion and $1.6 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $1.2 billion and $1.1 billion for the corresponding periods in 2014. Total non-interest income increased $12.8 million and $6.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses increased $7.2 million and $7.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $4.0 million and $6.4 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Total assets were$12.3 billion for the six-month period ended June 30, 2015, compared to $9.2 billion for the corresponding period in 2014.

Other

Net interest income decreased $35.6 million and decreased $45.4 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total non-interest income decreased $9.0 million and decreased $12.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. There was a provision release of $37.0 thousand and a provision for credit losses of $31.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to provision releases of $17.4 million and $8.5 million during the corresponding periods in 2014. Total expenses decreased $18.2 million and decreased $1.6 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Total assets were $26.5 billion for the six-month period ended June 30, 2015, compared to $23.1 billion for the corresponding periods in 2014.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Net interest income increased $143.9 million and $230.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods of the prior year. Total non-interest income increased $177.5 million and $302.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. These increases in income are primarily attributable to increases in total assets during the year. A one time gain on change in control of $2.4 billion occurred in 2014 due to the consolidation of SCUSA. The provision for credit losses increased $38.8 million and $104.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $103.6 million and $107.5 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Total assets were $35.5 billion for the six-month periods ended June 30, 2015, compared to $29.9 billion for the corresponding periods of the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,839,067	10.9%	$8,739,233	11.5%	$8,908,996	11.7%
Commercial and industrial loans and other commercial	21,773,159	26.8%	19,196,154	25.2%	16,919,060	22.3%
Multi-family	8,389,685	10.3%	8,705,890	11.4%	9,229,611	12.2%
Total Commercial Loans	39,001,911	48.0%	36,641,277	48.1%	35,057,667	46.2%
Consumer loans secured by real estate:
Residential mortgages	6,791,992	8.4%	6,969,309	9.1%	9,651,706	12.7%
Home equity loans and lines of credit	6,160,329	7.5%	6,211,298	8.2%	6,194,793	8.1%
Total consumer loans secured by real estate	12,952,321	15.9%	13,180,607	17.3%	15,846,499	20.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,291,214	31.1%	22,430,453	29.4%	21,686,782	28.6%
Personal unsecured loans	2,871,155	3.6%	2,696,820	3.5%	1,861,805	2.5%
Other consumer	1,158,677	1.4%	1,306,562	1.7%	1,460,341	1.9%
Total Consumer Loans	42,273,367	52.0%	39,614,442	51.9%	40,855,427	53.8%
Total Loans	$81,275,278	100.0%	$76,255,719	100.0%	$75,913,094	100.0%
Total Loans with:
Fixed	$47,912,286	60.3%	$45,345,715	59.5%	$47,732,813	62.9%
Variable	33,362,992	39.7%	30,910,004	40.5%	28,180,281	37.1%
Total Loans	$81,275,278	100.0%	$76,255,719	100.0%	$75,913,094	100.0%

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

The consumer loan portfolio not secured by real estate increased $2.9 billion, or 10.9%, from December 31, 2014 to June 30, 2015, and increased $4.4 billion, or 17.2%, from June 30, 2014 to June 30, 2015. Approximately 99% and 84%, of the increases from December 31, 2014 and June 30, 2014, respectively, were related to growth within the retail installment contract and auto loans portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

Non-performing assets decreased during the period, to $1.6 billion, or 1.3% of total assets, at June 30, 2015, compared to $1.8 billion, or 1.5% of total assets, at December 31, 2014, primarily due to a decrease in NPLs in the retail installment contract and auto loan portfolio.

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

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	As Restated
	(dollars in thousands)

Non-performing loans	$197,605	$132,926	$231,316	$142,026
Total loans	$6,791,992	$6,160,329	$6,969,309	$6,211,298
NPLs as a percentage of total loans	2.9%	2.2%	3.3%	2.3%
NPLs in foreclosure status	42.6%	19.0%	38.9%	13.7%

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

NPLs in the consumer loans not secured by real estate portfolio decreased $116.0 million from December 31, 2014 to June 30, 2015. At June 30, 2015, non-performing consumer loans not secured by real estate accounted for 4.4% of total consumer loans not secured by real estate, compared to 3.9% of total consumer loans not secured by real estate at December 31, 2014. This decrease was attributable to a decline in the overall aging of the retail installment contracts and auto loans portfolio.

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2015	December 31, 2014
	As Restated
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$110,796	$167,780
Commercial and industrial loans and other commercial	66,487	58,703
Multi-family	1,459	9,639
Total commercial loans	178,742	236,122
Consumer:
Residential mortgages	197,605	231,316
Consumer loans secured by real estate	132,926	142,026
Consumer loans not secured by real estate	902,794	1,018,824
Total consumer loans	1,233,325	1,392,166

Total non-accrual loans	1,412,067	1,628,288

Other real estate owned	37,840	65,051
Repossessed vehicles	131,576	126,309
Other repossessed assets	78	11,375
Total other real estate owned and other repossessed assets	169,494	202,735
Total non-performing assets	$1,581,561	$1,831,023

Past due 90 days or more as to interest or principal and accruing interest	$104,590	$93,152
Annualized net loan charge-offs to average loans (2)	2.2%	2.6%
Non-performing assets as a percentage of total assets	1.3%	1.5%
NPLs as a percentage of total loans	1.9%	2.1%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.2%	2.4%
ACL as a percentage of total non-performing assets (1)	187.9%	100.2%
ACL as a percentage of total NPLs (1)	210.5%	112.6%

(1)	The ACL is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the six-month period ended June 30, 2015.

No commercial loans were 90 days or more past due and still accruing interest as of June 30, 2015. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $72.6 million and $71.8 million at June 30, 2015 and December 31, 2014, respectively. Potential problem consumer loans amounted to $3.2 billion and $3.4 billion at June 30, 2015 and December 31, 2014, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	June 30, 2015	December 31, 2014
	As Restated
	(in thousands)
Performing
Commercial	$161,435	$186,685
Residential mortgage	95,251	83,597
Other consumer	3,264,149	1,771,371
Total performing	3,520,835	2,041,653
Non-performing
Commercial	65,986	74,308
Residential mortgage	63,829	70,624
Other consumer	357,231	198,590
Total non-performing	487,046	343,522
Total	$4,007,881	$2,385,175

Total non-performing TDRs increased $143.5 million from December 31, 2014 to June 30, 2015. This change was primarily attributable to the retail installment contracts and auto loans.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from 89.9% of total other consumer loan TDRs at December 31, 2014 to 90.1% of total other consumer loan TDRs at June 30, 2015. This increase was attributable to the improved credit quality in the retail installment contract and auto loan portfolio, many of which are considered sub-prime loans.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	As Restated
	(dollars in thousands)
Allocated allowance:
Commercial loans	$402,695	49.1%	$401,553	48.2%
Consumer loans	2,360,366	50.9%	1,267,025	51.8%
Unallocated allowance	71,592	imm.	33,024	imm.
Total allowance for loan losses	2,834,653	100.0%	1,701,602	100.0%
Reserve for unfunded lending commitments	137,641		132,641
Total ACL	$2,972,294		$1,834,243

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The ACL increased $1.1 billion from December 31, 2014 to June 30, 2015. Approximately 92% of the increase in the ACL was attributable to the continued growth in the Company's retail installment contract and auto loans portfolio.

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

The portion of the allowance for loan losses related to the commercial portfolio increased from $401.6 million at December 31, 2014 (1.10% of commercial loans) to $402.7 million at June 30, 2015 (1.03% of commercial loans). The primary factor resulting in the decrease of ACL coverage is a result of improved portfolio risk distribution related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that has resulted in a decrease in reserve balances.

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

The allowance for consumer loans was $2.4 billion and $1.3 billion at June 30, 2015 and December 31, 2014, respectively. The allowance as a percentage of held for investment consumer loans was 5.8% at June 30, 2015 and 3.2% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to continued growth in the Company's retail installment contract and auto loans and unsecured loan portfolios.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

Goodwill totaled $9.0 billion at both June 30, 2015 and December 31, 2014.

The following table shows goodwill by reportable segments at June 30, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	GBM	SCUSA	Total
(As Restated)	(in thousands)
Goodwill at June 30, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484

At June 30, 2015, goodwill represented 7.1% and 38.6% of total assets and total stockholder's equity, respectively, compared to 7.5% of total assets and 39.4% of total stockholder's equity at December 31, 2014.

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.1 billion at June 30, 2015 and $1.2 billion at December 31, 2014. The net deferred tax balance remained primarily unchanged for the six-month period ended June 30, 2015 due to a slight decrease to the net deferred tax liability from the change in cumulative temporary differences, net operating loss carryforwards and tax credits as well as a slight increase to the net deferred tax asset related to investment and market-related unrealized losses.

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

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T Corp.’s appeal affirming the trial court's decision to disallow BB&T's foreign tax credits and the imposition of penalties. The appellate court reversed the trial court on BB&T's entitlement to interest deductions. Bank of New York Mellon Corp. has also appealed the decision in its case and is awaiting a decision from the Court of Appeals for Second Circuit. The Company has not changed its reserve position as of June 30, 2015 and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

OTHER ASSETS

Other assets at June 30, 2015 were $2.0 billion, compared to $2.9 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables, and miscellaneous assets and receivables, offset by an increase in derivative assets.

Income tax receivables decreased $257.5 million primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $588.4 million primarily due to investment trades unsettled at the end of 2014 that were received by June 30, 2015. These unsettled trades were primarily related to $569.1 million in sales of trading securities between December 31, 2014 and June 30, 2015. These decreases were offset by a $25.2 million increase in derivative assets primarily due to an increase in capital market trading.

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

Interest-bearing deposit accounts decreased $609.6 million, or 5.6%, primarily due to the shift in deposits to CDs. The Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The cost of deposits increased from 0.47% for the second quarter of 2014 to 0.56% for the second quarter of 2015.

Demand deposit overdrafts that have been reclassified as loan balances were $132.4 million and $51.3 million at June 30, 2015 and December 31, 2014, respectively. Time deposits of $250,000 or more totaled $1.2 billion and $993.4 million at June 30, 2015 and December 31, 2014, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts and operating leases, which are structured secured financings. Total borrowings and other debt obligations at June 30, 2015 were $44.4 billion, compared to $39.7 billion at December 31, 2014. Total borrowings increased $4.7 billion primarily due to $2.0 billion of new debt issued by the Bank and the Holding Company and net $2.8 billion of SCUSA securitization activity. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

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

The following schedule summarizes the actual capital balances of the Bank and SHUSA at June 30, 2015:

	BANK

	June 30, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.81%	6.50%	4.50%
Tier 1 capital ratio	13.81%	8.00%	6.00%
Total capital ratio	15.15%	10.00%	8.00%
Leverage ratio	12.36%	5.00%	4.00%
(1) As defined by OCC regulations.

	SHUSA

	June 30, 2015	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	11.95%	6.50%	4.50%
Tier 1 capital ratio	13.45%	8.00%	6.00%
Total capital ratio	15.23%	10.00%	8.00%
Leverage ratio	12.46%	5.00%	4.00%

(2) As defined by FRB regulations.

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

Available Liquidity

As of June 30, 2015, the Bank had approximately $25.7 billion in committed liquidity from the FHLB and the FRB. Of this amount, $13.5 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $17.1 billion and $13.7 billion, respectively. These amounts represented 31.3% and 26.0% of total deposits at June 30, 2015 and December 31, 2014, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Six-Month Period Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$2,513,197	$2,335,505
Net cash (used in) investing activities	(9,480,873)	(6,622,739)
Net cash provided by financing activities	6,978,251	4,460,202

Cash provided by operating activities

Net cash provided by operating activities was $2.5 billion for the six-month period ended June 30, 2015, which is comprised of net income of $0.4 billion, $2.0 billion of provision for credit losses, $2.7 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $3.4 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $2.3 billion for the six-month period ended June 30, 2014, mainly driven by $0.9 billion of provision for credit losses, $1.0 billion of deferred taxes and $2.6 billion in proceeds from sales of LHFS, offset by $2.3 billion of originations of LHFS, net of repayments.

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

For the six-month period ended June 30, 2014, net cash used in investing activities was $6.6 billion, primarily due to $5.8 billion in loan purchases and activity and $3.2 billion in leased vehicle purchases, offset by $1.5 billion of investment sales, maturities and repayments and $1.0 billion in proceeds from sales of loans held for investment.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We have identified control deficiencies in our financial reporting process as of June 30, 2015 that constitute material weaknesses, which contributed to the restatement of the unaudited condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended June 30, 2015 and restatement of the audited consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2014. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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