Form 10-Q/A
period 2015-09-30
Santander Holdings USA, Inc.
filed 2016-12-08
CIK 811830

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

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2015 (the "Form 10-Q/A").

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission (the "SEC") on November 13, 2015 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) errors in our methodology for estimating credit loss allowance for retail installment contracts ("RICs") held for investment (ii) errors related to the lack of consideration of net discounts when estimating the allowance for credit losses ("ACL") for the non-troubled debt restructurings ("TDRs") portfolio of RICs held for investment, (iii) errors in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on RICs held for investment, and (iv) errors in computing the present value of expected future cash flow whereby the TDRs' weighted average original contractual interest rate was utilized rather than the TDRs' weighted average original effective interest rate, as required by accounting principles generally accepted in the United States of America ("GAAP"). The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three and nine months ended September 30, 2015 and 2014. Further explanation regarding the restatement is set forth in Note 18 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

The following sections in the Original Filing have been corrected in this Form 10-Q/A to reflect this restatement:

•	Part I - Item 1: Condensed Consolidated Financial Information

•	Part I - Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4: Controls and Procedures

•	Part II - Item 6: Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in the Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
GCB: Global Corporate Banking
ABS: Asset-backed securities	GSE: Government-sponsored entities
ACL: Allowance for credit losses	IHC: U.S. intermediate holding company
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	IPO: Initial public offering
ASC: Accounting Standards Codification	IRS: Internal Revenue Service
ASU: Accounting Standards Update	ISDA: International Swaps and Derivatives Association, Inc.
Bank: Santander Bank, National Association	Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013.
BB&T: BB&T Corp.	LCR: Liquidity coverage ratio
BHC: Bank holding company	LHFS: Loans held-for-sale
BNY Mellon: Bank of New York Mellon	LIBOR: London Interbank Offered Rate
BOLI: Bank-owned life insurance	LTD: Long-term debt
Brokers: Independent parties	LTV: Loan-to-value
CBP: Citizens Bank of Pennsylvania	MBS: Mortgage-backed securities
CCAR: Comprehensive Capital Analysis and Review	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CD: Certificate(s) of deposit	MSR: Mortgage servicing right
CEVF: Commercial equipment vehicle funding	MVE: Market value of equity
CET1: Common equity tier 1	NCI: Non-controlling interest
CFPB: Consumer Financial Protection Bureau	NMD: Non-maturity deposits
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	NPL: Non-performing loans
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	NPR: Notice or proposed rulemaking
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	NSFR: Net stable funding ratio
Chrysler Group: Chrysler Group LLC (FCA US LLC as of December 14, 2014)	OCC: Office of the Comptroller of the Currency
CID: Civil investigative demand	OEM: Original equipment manufacturer
CLO: Collateralized loan obligations	OIS: Overnight indexed swap
CLTV: Combined loan-to-value	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
CMO: Collateralized mortgage obligation	OREO: Other real estate owned
CODM: Chief Operating Decision Maker	Original Filing: Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the SEC on November 13, 2015
Company: Santander Holdings USA, Inc.	OTS: Office of Thrift Supervision
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
CPR: Changes in anticipated loan prepayment rates	OTTI: Other-than-temporary impairment
DCF: Discounted cash flow	REIT: Real estate investment trust
DDFS: Dundon DFS LLC	RV: Recreational vehicle

DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	RWA: Risk weight assets
DOJ: Department of Justice	S&P: Standard & Poor's
DOJ Order: Consent order signed by SCUSA with the DOJ on February 25, 2015 that resolved claims related to certain of SCUSA's repossession and collection activities.	Santander: Banco Santander, S.A.
DTI: Debt-to-income	Santander NY: New York branch of Banco Santander, S.A.
ECOA: Equal Credit Opportunity Act	Santander UK: Santander UK plc
EPS: Enhanced Prudential Standards	SBNA: Santander Bank, National Association
Exchange Act: Securities Exchange Act of 1934, as amended	SCF: Statement of Cash Flows
FASB: Financial Accounting Standards Board	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
FBO: Foreign banking organization	SCUSA Common Stock: Common shares of SCUSA
FDIC: Federal Deposit Insurance Corporation	SDART: Santander Drive Auto Receivables Trust, a SCUSA securitization platform
Federal Reserve: Board of Governors of the Federal Reserve System	SDGT: Specially Designated Global Terrorist
FHLB: Federal Home Loan Bank	SEC: Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	Securities Act: Securities Act of 1933, as amended
FICO: Fair Isaac Corporation® credit scoring model	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SCUSA, SCUSA, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A on July 2, 2015.
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SHUSA: Santander Holdings USA, Inc.
FNMA: Federal National Mortgage Association	SPE: Special purpose entity
FOMC: Federal Open Market Committee	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FRB: Federal Reserve Bank	Steck Lawsuit: purported securities class action lawsuit filed against SCUSA on August 26, 2014.
FSB: Financial Stability Board	TDR: Troubled debt restructuring
FVO: Fair value option	TLAC: Total loss absorbing capacity
GAAP: Accounting principles generally accepted in the United States of America	Trusts: Securitization trusts
UPB: Unpaid Principal Balance
VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(As Restated - Note 18)	(As Restated - Note18)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$4,619,782	$2,201,783
Investment securities:
Available-for-sale at fair value	21,051,184	15,908,078
Trading securities at fair value	—	833,936
Other investments	999,232	816,991
Loans held for investment (1) (5)	78,583,198	75,995,467
Allowance for loan losses (5)	(2,767,144)	(1,701,602)
Net loans held for investment	75,816,054	74,293,865
Loans held-for-sale (2)	2,990,708	260,252
Premises and equipment, net (3)	881,468	854,671
Leased vehicles, net (5)(6)	8,072,195	6,623,970
Accrued interest receivable (5)	586,350	559,962
Equity method investments	268,213	227,991
Goodwill	8,951,484	8,951,484
Intangible assets	657,957	706,988
Bank-owned life insurance	1,716,353	1,686,491
Restricted cash (5)	2,431,103	2,024,838
Other assets (4) (5)	1,944,788	2,869,580
TOTAL ASSETS	$130,986,871	$118,820,880
LIABILITIES
Accrued expenses and payables	$1,525,332	$1,891,235
Deposits and other customer accounts	55,543,255	52,474,007
Borrowings and other debt obligations (5)	48,371,320	39,679,382
Advance payments by borrowers for taxes and insurance	208,521	166,144
Deferred tax liabilities, net	1,279,719	1,159,971
Other liabilities (5)	713,512	722,685
TOTAL LIABILITIES	107,641,659	96,093,424
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at September 30, 2015 and at December 31, 2014, respectively)	14,729,506	14,729,609
Accumulated other comprehensive loss	(68,873)	(96,410)
Retained earnings	4,144,731	3,846,417
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,000,809	18,675,061
Noncontrolling interest	4,344,403	4,052,395
TOTAL STOCKHOLDER'S EQUITY	23,345,212	22,727,456
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$130,986,871	$118,820,880

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
(6) Net of accumulated depreciation of $1.6 billion and $817.9 million at September 30, 2015 and December 31, 2014, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
INTEREST INCOME:
Loans	$1,834,853	$1,813,023	$5,574,758	$4,909,503
Interest-earning deposits	2,518	2,250	5,337	5,811
Investment securities:
Available-for-sale	85,293	61,069	239,755	182,324
Other investments	10,787	9,205	39,880	26,950
TOTAL INTEREST INCOME	1,933,451	1,885,547	5,859,730	5,124,588
INTEREST EXPENSE:
Deposits and other customer accounts	65,605	53,952	194,191	151,708
Borrowings and other debt obligations	233,957	215,592	681,814	624,702
TOTAL INTEREST EXPENSE	299,562	269,544	876,005	776,410
NET INTEREST INCOME	1,633,889	1,616,003	4,983,725	4,348,178
Provision for credit losses	937,165	746,663	2,956,055	1,633,889
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	696,724	869,340	2,027,670	2,714,289
NON-INTEREST INCOME:
Consumer fees	122,529	93,183	332,078	276,052
Commercial fees	44,940	44,515	133,766	130,044
Mortgage banking income, net	31,317	97,576	85,484	127,285
Equity method investments income/(loss), net	1,624	(4,397)	(5,543)	8,083
Bank-owned life insurance	15,590	13,373	44,430	44,536
Lease income	364,634	232,298	1,017,711	516,718
Miscellaneous income	140,354	127,067	384,384	471,649
TOTAL FEES AND OTHER INCOME	720,988	603,615	1,992,310	1,574,367
OTTI recognized in earnings	—	—	(1,092)	—
Gain on Change in Control	—	—	—	2,417,563
Net (loss)/gain on sale of investment securities	(1,993)	131	18,363	11,480
Net (loss)/gain recognized in earnings	(1,993)	131	17,271	2,429,043
TOTAL NON-INTEREST INCOME	718,995	603,746	2,009,581	4,003,410
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	344,055	290,121	990,666	892,680
Occupancy and equipment expenses	128,868	117,697	397,647	350,788
Technology expense	43,534	40,806	130,690	124,874
Outside services	80,688	57,870	184,588	136,979
Marketing expense	25,731	11,858	57,913	37,077
Loan expense	85,718	80,968	274,522	237,691
Lease expense	261,668	178,813	755,945	385,560
Other administrative expenses	88,150	90,456	258,547	223,626
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,058,412	868,589	3,050,518	2,389,275
OTHER EXPENSES:
Amortization of intangibles	15,887	17,730	49,031	50,670
Deposit insurance premiums and other expenses	13,809	14,958	42,987	43,937
Loss on debt extinguishment	—	8,311	—	11,946
Investment expense on qualified affordable housing projects	35	—	119	—
Impairment of long-lived assets	—	—	—	64,546
TOTAL OTHER EXPENSES	29,731	40,999	92,137	171,099
INCOME BEFORE INCOME TAXES	327,576	563,498	894,596	4,157,325
Income tax provision	201,369	208,303	363,352	1,502,375
NET INCOME INCLUDING NONCONTROLLING INTEREST	126,207	355,195	531,244	2,654,950
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	75,383	111,319	221,980	383,466
NET INCOME ATTRIBUTABLE TO SHUSA	$50,824	$243,876	$309,264	$2,271,484
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$126,207	$355,195	$531,244	$2,654,950
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(27,713)	17,381	(35,614)	24,022
Net unrealized gains/(losses) on available-for-sale investment securities, net of tax	83,722	(17,697)	61,479	111,291
Pension and post-retirement actuarial gain, net of tax	620	272	1,672	1,107
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	56,629	(44)	27,537	136,420
COMPREHENSIVE INCOME	$182,836	$355,151	$558,781	$2,791,370
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	75,383	111,319	221,980	383,466
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$107,453	$243,832	$336,801	$2,407,904

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(in thousands)

As Restated - Note 18	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,426,205	$—	$13,577,098
Comprehensive income	—	—	—	136,420	2,271,484	—	2,407,904
Comprehensive income attributable to Noncontrolling Interest	—	—	—	—	—	383,466	383,466
SCUSA Change in Control(1)	—	—	—	—	—	3,483,445	3,483,445
Impact of SC Stock Option Activity	—	—	—	—	—	110,958	110,958
Issuance of common stock	10,084	—	2,521,000	—	—	—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—	—	(1,207)
Dividends paid on Noncontrolling Interest	—	—	—	—	—	(20,667)	(20,667)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2014	530,391	$195,445	$14,729,609	$(117,948)	$3,686,739	$3,957,202	$22,451,047
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

As Restated - Note 18	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
Comprehensive income	—	—	—	27,537	309,264	—	336,801
Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	221,980	221,980
Impact of SCUSA Stock Option Activity	—	—	(2,004)	—	—	70,028	68,024
Stock issued in connection with employee benefit and incentive compensation plans	—	—	1,901	—	—	—	1,901
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2015	530,391	$195,445	$14,729,506	$(68,873)	$4,144,731	$4,344,403	$23,345,212

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2015	2014
	(As Restated - Note 18)	(As Restated - Note 18)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$531,244	$2,654,950
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	—	(2,280,027)
Net gain on sale of SCUSA shares	—	(137,536)
Gain on sale of branches	—	(10,648)
Impairment of capitalized software	—	64,546
Provision for credit losses	2,956,055	1,633,889
Deferred tax expense	55,721	1,176,742
Depreciation, amortization and accretion	249,373	(179,928)
Net gain on sale of loans	(127,426)	(135,511)
Net gain on sale of investment securities	(18,363)	(11,480)
Gain on residential loan securitizations	(9,373)	(37,905)
Net gain on sale of leased vehicles	(22,548)	(4,570)
OTTI recognized in earnings	1,092	—
Loss on debt extinguishment	—	11,946
Net loss/(gain) on real estate owned and premises and equipment	426	(2,384)
Stock-based compensation	19,530	3,312
Equity loss/(earnings) on equity method investments	5,543	(8,083)
Originations of loans held-for-sale, net of repayments	(5,565,455)	(3,604,794)
Proceeds from sales of loans held-for-sale	4,674,352	3,941,367
Purchases of trading securities	(390,192)	(211,590)
Proceeds from sales of trading securities	823,801	88,718
Net change in:
Other assets and bank-owned life insurance	270,431	258,715
Other liabilities	253,267	148,020
Other	—	14,760
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,707,478	3,372,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	2,751,790	311,019
Proceeds from prepayments and maturities of available-for-sale investment securities	3,748,529	1,711,253
Purchases of available-for-sale investment securities	(11,010,911)	(3,852,941)
Proceeds from sales of other investments	293,016	263,059
Proceeds from maturities of other investments	—	20,000
Purchases of other investments	(451,634)	(265,411)
Net change in restricted cash	(236,121)	(286,806)
Proceeds from sales of loans held for investment	1,842,583	1,555,557
Proceeds from the sales of equity method investments	14,988	—
Distributions from equity method investments	11,708	6,454
Contributions to equity method investments	(89,994)	(18,566)
Purchases of loans held for investment	(1,753,931)	(1,147,709)
Net change in loans other than purchases and sales	(7,388,215)	(5,345,759)
Purchases of leased vehicles	(4,738,987)	(4,842,410)
Proceeds from the sale of leased vehicles	1,758,531	409,944
Manufacturer incentives	991,326	768,304
Proceeds from sales of real estate owned and premises and equipment	55,572	50,964
Purchases of premises and equipment	(183,154)	(204,626)
Net cash transferred on the sale of branches	—	(151,286)
Proceeds from sale of SCUSA shares	—	320,145
Cash acquired in SCUSA Change in Control	—	11,076
NET CASH USED IN INVESTING ACTIVITIES	(14,384,904)	(10,687,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	3,069,248	2,034,024
Net change in short-term borrowings	(5,450,000)	82,039
Net proceeds from long-term borrowings	41,022,868	29,060,843
Repayments of long-term borrowings	(34,995,331)	(26,911,107)
Proceeds from FHLB advances (with maturities greater than 90 days)	14,200,000	—
Repayments of FHLB advances (with maturities greater than 90 days)	(4,870,000)	(921,946)
Net change in advance payments by borrowers for taxes and insurance	42,377	20,678
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Dividends paid to noncontrolling interest	—	(20,668)
Proceeds from the issuance of common stock	87,213	1,787,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,095,425	5,120,198

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,417,999	(2,195,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,201,783	4,226,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,619,782	$2,031,915

SUPPLEMENTAL DISCLOSURES
Income taxes (received)/paid, net	$(134,241)	$(135,644)
Interest paid	904,715	884,032

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	53,024	41,207
Operating leases transferred to repossessed vehicles	27,821	115,466
Loans transferred from held for investment to held for sale, net	3,464,436	(371,377)
Unsettled purchases of investment securities	697,057	—
Conversion of debt to common equity	—	750,000
Liquidation of common equity securities	—	(24,742)
Residential loan securitizations	234,547	1,566,612
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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on September 30, 2015 through the Original Filing of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2015 other than the transactions disclosed within Note 18 of these Condensed Consolidated Financial Statements.

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

The loans purchased in the Change in Control were recognized at fair value, which was at a discount to the unpaid principal balance ("UPB") of the loans. Discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire unaccreted discount on these loans available to absorb credit losses in the purchased portfolio when determining the ACL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. This policy does not apply to purchases of loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the fair value option ("FVO"), or to RICs originated after the Change in Control.

January 28, 2014
(in thousands)
UPB (1)	$20,343,356
UPB - FVO (2)	2,611,446
Total UPB	22,954,802
Purchase Marks (3)	(3,084,012)
Total	19,870,790

(1)	UPB does not include amounts related to loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of the receivables.

(2)	The Company elected to account for these loans under the FVO.

(3)	Includes purchase marks of $741.1 million related to purchase loan portfolios on which we elected to apply the FVO.

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

	SCUSA Amounts Included in Results for the		Supplemental Pro Forma Combined (b)
	Three-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2014	Three-Month Period Ended September 30, 2014	Nine-Month Period Ended September 30, 2014
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,534,644	$4,112,641	$2,232,312	$6,239,871
Net Income including Noncontrolling Interest	280,138	925,556	289,417	655,055

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

At September 30, 2015 and December 31, 2014, the Company had $64.5 million and $67.3 million, respectively, of accrued interest related to investment securities which is included in the Accrued Interest Receivable line of the Company's Condensed Consolidated Balance Sheet.

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

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated)

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $58.6 billion at September 30, 2015 and $51.7 billion at December 31, 2014.

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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,495,182	10.8%	$8,739,233	11.5%
Commercial and industrial loans	19,363,022	24.6%	17,092,828	22.5%
Multi-family loans	9,600,527	12.2%	8,705,890	11.5%
Other commercial(2)	2,366,742	3.0%	2,084,232	2.7%
Total commercial loans held for investment	39,825,473	50.6%	36,622,183	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,408,164	8.2%	6,773,575	8.9%
Home equity loans and lines of credit	6,159,536	7.8%	6,211,298	8.2%
Total consumer loans secured by real estate	12,567,700	16.0%	12,984,873	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated	17,573,943	22.4%	9,935,503	13.1%
Retail installment contracts and auto loans - purchased	6,888,523	8.8%	12,449,526	16.4%
Personal unsecured loans	644,548	0.8%	2,696,820	3.5%
Other consumer(3)	1,083,011	1.4%	1,306,562	1.7%
Total consumer loans	38,757,725	49.4%	39,373,284	51.8%
Total loans held for investment(1)	$78,583,198	100.0%	$75,995,467	100.0%
Total loans held for investment:
Fixed rate	$46,704,335	59.4%	$45,109,343	59.4%
Variable rate	31,878,863	40.6%	30,886,124	40.6%
Total loans held for investment(1)	$78,583,198	100.0%	$75,995,467	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $269.9 million as of September 30, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
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

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at September 30, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2015	December 31, 2014

	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,967,780	$3,218,150
Middle Markets Real Estate	3,965,173	3,743,099
Santander Real Estate Capital	1,562,229	1,777,984
Total commercial real estate	8,495,182	8,739,233
Commercial and industrial loans (3)	19,363,022	17,092,828
Multi-family loans	9,600,527	8,705,890
Other commercial	2,366,742	2,084,232
Total commercial loans held for investment	$39,825,473	$36,622,183

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Excludes zero and $19.1 million of Commercial and Industrial LHFS at September 30, 2015 and December 31, 2014, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2015	December 31, 2014

	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,408,164	$6,773,575
Home equity loans and lines of credit	6,159,536	6,211,298
Total consumer loans secured by real estate	12,567,700	12,984,873
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated(4)	17,573,943	9,935,503
Retail installment contracts and auto loans - purchased	6,888,523	12,449,526
Personal unsecured loans(5)	644,548	2,696,820
Other consumer	1,083,011	1,306,562
Total consumer loans held for investment	$38,757,725	$39,373,284

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $280.8 million and $195.7 million of LHFS at September 30, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans exclude $825.8 million and $45.4 million of LHFS at September 30, 2015 and December 31, 2014, respectively.

(5)	Personal unsecured loans exclude $1.9 billion of LHFS at September 30, 2015. There were no personal unsecured loans HFS at December 31, 2014.

The RICs and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the Change in Control, (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
RICs - Purchased:
UPB (1)	$7,577,731	$13,366,188
UPB - FVO (2)	195,909	716,923
Total UPB	7,773,640	14,083,111
Purchase Marks (3)	(885,117)	(1,633,585)
Total RICs - Purchased	6,888,523	12,449,526

RICs - Originated:
UPB (1)	18,110,589	10,273,931
Net discount	(555,952)	(367,369)
Total RICs - Originated	17,554,637	9,906,562
SBNA auto loans	19,306	28,941
Total RICs originated post-change in control	17,573,943	9,935,503
Total RICs and auto loans	$24,462,466	$22,385,029

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $42.3 million and $130.2 million as of September 30, 2015 and December 31, 2014, respectively, related to purchased loan portfolios on which we elected to apply the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Three-Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$402,695	$2,360,366	$71,592	$2,834,653
Provision for/ (Recovery of) loan losses	26,337	937,086	(26,258)	937,165
Charge-offs	(45,467)	(1,480,645)	—	(1,526,112)
Recoveries	25,091	496,347	—	521,438
Charge-offs, net of recoveries	(20,376)	(984,298)	—	(1,004,674)
Allowance for loan and lease losses, end of period	$408,656	$2,313,154	$45,334	$2,767,144

Reserve for unfunded lending commitments, beginning of period	$137,641	$—	$—	$137,641
Provision for unfunded lending commitments	—	—	—	—
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$546,297	$2,313,154	$45,334	$2,904,785

	Nine-Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan losses, beginning of period	$401,553	$1,267,025	$33,024	$1,701,602
Provision for/ (Recovery of) loan losses	64,491	2,874,254	12,310	2,951,055
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(96,652)	(3,302,922)	—	(3,399,574)
Recoveries	39,264	1,501,914	—	1,541,178
Charge-offs, net of recoveries	(57,388)	(1,801,008)	—	(1,858,396)
Allowance for loan and lease losses, end of period	$408,656	$2,313,154	$45,334	$2,767,144

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	5,000	—	—	5,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$546,297	$2,313,154	$45,334	$2,904,785
Ending balance, individually evaluated for impairment(2)	$57,517	$745,671	$—	$803,188
Ending balance, collectively evaluated for impairment	351,139	1,567,483	45,334	1,963,956

Financing receivables:
Ending balance	$39,825,473	$41,748,433	$—	$81,573,906
Ending balance, evaluated under the fair value option or lower of cost or fair value	—	3,364,866	—	3,364,866
Ending balance, individually evaluated for impairment(2)	367,865	3,771,421	—	4,139,286
Ending balance, collectively evaluated for impairment	39,457,608	34,612,146	—	74,069,754
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
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$369,893	$888,761	$39,001	$1,297,655
Provision for / (Recovery of) loan losses	25,317	751,850	(10,504)	766,663
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(28,686)	(973,284)	—	(1,001,970)
Recoveries	8,844	408,754	—	417,598
Charge-offs, net of recoveries	(19,842)	(564,530)	—	(584,372)
Allowance for loan and lease losses, end of period	$375,368	$1,014,861	$28,497	$1,418,726

Reserve for unfunded lending commitments, beginning of period	$170,274	$—	$—	$170,274
Provision for unfunded lending commitments	(20,000)	—	—	(20,000)
Loss on unfunded lending commitments	(633)	—	—	(633)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$525,009	$1,014,861	$28,497	$1,568,367

	Nine-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for / (Recovery of) loan losses	(5,095)	1,703,103	881	1,698,889
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(81,163)	(1,729,911)	—	(1,811,074)
Recoveries	18,552	739,242	—	757,794
Charge-offs, net of recoveries	(62,611)	(990,669)	—	(1,053,280)
Allowance for loan losses, end of period	$375,368	$1,014,861	$28,497	$1,418,726

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(65,000)	—	—	(65,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$525,009	$1,014,861	$28,497	$1,568,367
Ending balance, individually evaluated for impairment(2)	$73,074	$33,513	$—	$106,587
Ending balance, collectively evaluated for impairment	302,294	981,348	28,497	1,312,139

Financing receivables:
Ending balance	$35,683,463	$39,093,619	$—	$74,777,082
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	19,167	1,284,403	—	1,303,570
Ending balance, individually evaluated for impairment(2)	503,098	1,075,907	—	1,579,005
Ending balance, collectively evaluated for impairment	35,161,198	36,733,309	—	71,894,507

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

	Three Month Period Ended September 30, 2015			Nine Month Period Ended September 30, 2015
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)			(in thousands)
Allowance for loan and lease losses, beginning of period	542,709	1,219,134	1,761,843	963	709,024	709,987
Provision for / (Release of) loan and lease losses	129,109	686,563	815,672	958,738	1,520,920	2,479,658
Other	—	—	—	(27,117)	—	(27,117)
Charge-offs	(328,624)	(612,318)	(940,942)	(1,216,036)	(1,268,524)	(2,484,560)
Recoveries	218,962	251,748	470,710	845,608	583,707	1,429,315
Charge-offs, net of recoveries	(109,662)	(360,570)	(470,232)	(370,428)	(684,817)	(1,055,245)
Allowance for loan and lease losses, end of period	562,156	1,545,127	2,107,283	562,156	1,545,127	2,107,283

	Three Month Period Ended September 30, 2014			Nine Month Period Ended September 30, 2014
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)			(in thousands)
Allowance for loan and lease losses, beginning of period	$—	$394,736	$394,736	$—	$—	$—
Provision for / (Release of) loan and lease losses	240,616	286,784	527,400	540,855	697,158	1,238,013
Other	(9,887)	—	(9,887)	(9,887)	—	(9,887)
Charge-offs	(557,995)	(168,008)	(726,003)	(1,149,494)	(189,589)	(1,339,083)
Recoveries	327,267	45,716	372,983	618,527	51,659	670,186
Charge-offs, net of recoveries	(230,728)	(122,292)	(353,020)	(530,967)	(137,930)	(668,897)
Allowance for loan and lease losses, end of period	$1	$559,228	$559,229	$1	$559,228	$559,229

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	September 30, 2015	December 31, 2014

	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$60,450	$90,579
Middle market commercial real estate	38,605	71,398
Santander real estate capital	3,505	5,803
Commercial and industrial	65,901	54,567
Multi-family	7,319	9,639
Other commercial	4,365	4,136
Total commercial loans	180,145	236,122
Consumer:
Residential mortgages	184,828	231,316
Home equity loans and lines of credit	126,628	142,026
Retail installment contracts and auto loans - originated	538,929	227,132
Retail installment contracts and auto loans - purchased	412,175	755,590
Personal unsecured loans	12,683	14,007
Other consumer	31,242	22,095
Total consumer loans	1,306,485	1,392,166
Total non-accrual loans	1,486,630	1,628,288

Other real estate owned ("OREO")	40,692	65,051
Repossessed vehicles	154,057	126,309
Foreclosed and other repossessed assets	377	11,375
Total OREO and other repossessed assets	195,126	202,735
Total non-performing assets	$1,681,756	$1,831,023

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of September 30, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing

	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$23,789	$22,015	$45,804	$2,921,976	$2,967,780	$—
Middle market commercial real estate	3,964	21,190	25,154	3,940,019	3,965,173	—
Santander real estate capital	659	—	659	1,561,570	1,562,229	—
Commercial and industrial	28,408	38,771	67,179	19,295,843	19,363,022	—
Multi-family	21,830	635	22,465	9,578,062	9,600,527	—
Other commercial	7,656	3,496	11,152	2,355,590	2,366,742	—
Consumer:
Residential mortgages	144,232	155,947	300,179	6,388,749	6,688,928	—
Home equity loans and lines of credit	31,268	80,107	111,375	6,048,161	6,159,536	—
Retail installment contracts and auto loans - originated	1,704,700	168,183	1,872,883	16,526,813	18,399,696	—
Retail installment contracts and auto loans - purchased	1,264,913	111,737	1,376,650	5,511,873	6,888,523	—
Personal unsecured loans	92,965	86,739	179,704	2,349,035	2,528,739	77,528
Other consumer	40,476	40,102	80,578	1,002,433	1,083,011	—
Total	$3,364,860	$728,922	$4,093,782	$77,480,124	$81,573,906	$77,528

(1)	Financing receivables include LHFS.

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

	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$40,866	$43,717	$—	$39,301
Middle market commercial real estate	79,320	124,268	—	103,556
Santander real estate capital	2,860	2,860	—	2,921
Commercial and industrial	2,721	4,144	—	5,323
Multi-family	4,834	5,864	—	13,663
Other commercial	2,604	2,622	—	1,346
Consumer:
Residential mortgages	20,040	20,040	—	21,724
Home equity loans and lines of credit	22,999	22,999	—	25,115
Retail installment contracts and auto loans - originated	—	—	—	—
Retail installment contracts and auto loans - purchased	92,073	115,026	—	939,599
Personal unsecured loans(2)	14,635	14,635	—	7,614
Other consumer	13,558	16,657	—	9,579
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	33,744	42,396	10,664	46,847
Middle market commercial real estate	36,936	42,635	10,656	48,517
Santander real estate capital	—	—	—	1,939
Commercial and industrial	80,420	89,708	35,285	72,302
Multi-family	5,762	5,767	463	5,871
Other commercial	2,429	2,527	449	2,181
Consumer:
Residential mortgages	139,279	164,278	28,812	135,046
Home equity loans and lines of credit	62,328	73,254	4,832	61,230
Retail installment contracts and auto loans – Originated	916,385	941,146	293,459	486,449
Retail installment contracts and auto loans - purchased	2,471,369	2,793,045	414,352	1,235,685
Personal unsecured loans	1,660	1,950	496	9,068
Other consumer	15,877	20,639	3,720	16,086
Total:
Commercial	$292,496	$366,508	$57,517	$343,767
Consumer	3,770,203	4,183,669	745,671	2,947,195
Total	$4,062,699	$4,550,177	$803,188	$3,290,962

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
September 30, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)

	(in thousands)
Regulatory Rating:
Pass	$2,623,982	$3,765,920	$1,392,754	$18,529,081	$9,333,083	$2,320,236	$37,965,056
Special Mention	118,536	48,842	121,441	374,448	195,710	29,950	888,927
Substandard	215,912	127,213	47,375	429,623	71,301	16,251	907,675
Doubtful	9,350	23,198	659	29,870	433	305	63,815
Total commercial loans	$2,967,780	$3,965,173	$1,562,229	$19,363,022	$9,600,527	$2,366,742	$39,825,473

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)

	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,836	$8,533,427	$2,064,947	$35,042,598
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,160	34,603	2,819	19,973	431	499	89,485
Total commercial loans	$3,218,150	$3,743,099	$1,777,984	$17,111,922	$8,705,890	$2,084,232	$36,641,277

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

September 30, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance(3)	Percent

	(in thousands)
<600	$12,961,005	51.3%	$405,059	16.0%
600-639	4,105,660	16.2%	406,943	16.1%
>=640	3,059,119	12.1%	1,071,993	42.4%
N/A(1)	5,162,435	20.4%	644,744	25.5%
Total	$25,288,219	100.0%	$2,528,739	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs and Personal unsecured loans include $825.8 million and $1.9 billion, respectively of LHFS at September 30, 2015 that do not have an allowance.

December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent

	(in thousands)
<600	$11,669,878	52.0%	$491,984	18.2%
600-639	4,046,452	18.0%	446,995	16.6%
640-679	4,046,452	18.0%	1,163,203	43.1%
680-719	—	—%	64,610	2.4%
720-759	—	—%	72,235	2.7%
>=760	—	—%	78,234	2.9%
N/A(1)	2,667,671	12.0%	379,559	14.1%
Total	$22,430,453	100.0%	$2,696,820	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs include $45.4 million of LHFS at December 31, 2014 that do not have an allowance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Lending Asset Quality Indicators-FICO and Combined Loan-to-Value ("CLTV")

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

	Residential Mortgages
September 30, 2015	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(in thousands)
N/A	$511,932	$12,469	$1,911	$—	$—	$—	$—	$526,312
<600	133	235,909	74,340	32,482	17,798	10,463	9,814	380,939
600-639	1	163,673	47,512	24,478	16,017	5,629	8,704	266,014
640-679	237	259,330	84,767	35,774	29,088	10,259	13,600	433,055
680-719	21	487,624	183,363	65,314	45,454	11,277	27,042	820,095
720-759	344	711,855	322,421	76,584	52,347	12,440	22,610	1,198,601
>=760	87	2,109,059	725,490	120,411	61,042	22,409	25,414	3,063,912
Grand Total	$512,755	$3,979,919	$1,439,804	$355,043	$221,746	$72,477	$107,184	$6,688,928

	Home Equity Loans and Lines of Credit
September 30, 2015	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total

	(in thousands)
N/A	$199,048	$1,388	$909	$62	$—	$201,407
<600	11,964	149,242	80,251	25,356	23,108	289,921
600-639	9,447	140,744	81,919	20,422	18,578	271,110
640-679	11,194	246,235	173,486	35,345	26,511	492,771
680-719	13,692	430,783	323,493	54,890	31,492	854,350
720-759	13,473	606,189	436,434	75,449	46,248	1,177,793
>=760	29,329	1,603,426	1,018,991	142,533	77,905	2,872,184
Grand Total	$288,147	$3,178,007	$2,115,483	$354,057	$223,842	$6,159,536

	Residential Mortgages
December 31, 2014	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(in thousands)
N/A	$437,215	$14,801	$643	$8,676	$14,934	$—	$—	$476,269
<600	94	279,197	91,037	41,341	17,271	15,017	16,327	460,284
600-639	200	154,557	50,238	25,861	13,218	6,337	13,446	263,857
640-679	—	303,319	87,055	40,863	26,618	11,456	19,530	488,841
680-719	25	528,979	161,023	66,898	40,456	11,503	34,473	843,357
720-759	314	758,315	271,983	80,077	42,872	16,344	39,927	1,209,832
>=760	124	2,328,907	633,004	132,640	60,434	29,738	42,022	3,226,869
Grand Total	$437,972	$4,368,075	$1,294,983	$396,356	$215,803	$90,395	$165,725	$6,969,309

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Home Equity Loans and Lines of Credit
December 31, 2014	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total

	(in thousands)
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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2015	December 31, 2014

	(in thousands)
Performing	$3,428,202	$2,041,653
Non-performing	522,628	343,522
Total	$3,950,830	$2,385,175

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

	Three-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(in thousands)
Commercial:
Commercial real estate:
Corporate Banking	—	$—	$—
Middle market commercial real estate	—	—	—
Santander real estate capital	—	—	—
Commercial and industrial	210	6,818	6,816
Multi-family	—	—	—
Other commercial	—	—	—
Consumer:
Residential mortgages(3)	25	3,758	4,028
Home equity loans and lines of credit	31	2,581	2,992
Retail installment contracts and auto loans - originated	23,726	447,622	447,362
Retail installment contracts and auto loans - purchased	33,436	446,122	445,189
Personal unsecured loans	4,058	4,894	4,870
Other consumer	3	310	328
Total	61,489	$912,105	$911,585

	Nine-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(in thousands)
Commercial:
Commercial real estate:
Corporate Banking	12	$11,673	$13,227
Middle market commercial real estate	1	14,439	14,439
Santander real estate capital	—	—	—
Commercial and industrial	418	21,941	19,226
Multi-family	—	—	—
Other commercial	—	—	—
Consumer:
Residential mortgages(3)	114	17,929	18,765
Home equity loans and lines of credit	92	7,274	8,281
Retail installment contracts and auto loans - originated	50,252	957,309	956,871
Retail installment contracts and auto loans - purchased	152,943	2,120,303	2,115,473
Personal unsecured loans	13,217	15,774	15,685
Other consumer	20	1,441	1,484
Total	217,069	$3,168,083	$3,163,451

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	2	$16,739	$16,615
Middle markets commercial real estate	2	19,024	19,024
Commercial and industrial	26	769	769
Other commercial	2	1,456	1,445
Consumer:
Residential mortgages(3)	65	13,096	13,444
Home equity loans and lines of credit	32	2,813	2,813
Retail installment contracts and auto loans - originated	318	6,102	6,063
Retail installment contracts and auto loans - purchased	40,331	554,184	551,689
Personal unsecured loans	5,653	6,284	6,311
Other consumer	2	124	124
Total	46,433	$620,591	$618,297

	Nine-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)

	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	23	$70,017	$68,656
Middle markets commercial real estate	5	28,963	25,851
Commercial and industrial	35	988	988
Other commercial	5	2,503	2,472
Consumer:
Residential mortgages	222	41,830	42,510
Home equity loans and lines of credit	86	7,991	7,991
Retail installment contracts and auto loans - originated	346	6,698	6,655
Retail installment contracts and auto loans - purchased	65,415	838,856	831,288
Personal unsecured loans	10,542	11,618	11,457
Other consumer	7	536	537
Total	76,686	$1,010,000	$998,405

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

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

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2015		2014		2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(in thousands)
Commercial
Commercial and industrial	10	$357	—	$—	32	$1,043	—	$—
Consumer:
Residential mortgages	2	486	1	298	15	2,307	22	2,993
Home equity loans and lines of credit	3	728	1	65	14	1,665	3	377
Retail installment contracts and auto loans	15,416	241,952	1,528	19,737	37,252	568,756	2,018	25,105
Unsecured loans	871	1,011	820	861	3,422	3,681	1,089	1,139
Other consumer	—	—	—	—	2	244	1	27
Total	16,302	$244,534	2,350	$20,961	40,737	$577,696	3,133	$29,641

(1)	The recorded investment represents the period-end balance at September 30, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

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

Leased vehicles, net consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

	(in thousands)
Leased vehicles	$10,645,278	$8,255,912
Origination fees and other costs	30,740	20,628
Manufacturer subvention payments	(1,046,555)	(834,669)
	9,629,463	7,441,871
Less: accumulated depreciation	(1,557,268)	(817,901)
Total Leased Vehicles, net	$8,072,195	$6,623,970

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. LEASED VEHICLES, NET (As Restated) (continued)

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

As Restated
Remainder of 2015	$363,333
2016	1,319,342
2017	800,873
2018	183,908
2019	840
Thereafter	—
Total	$2,668,296

NOTE 7. VARIABLE INTEREST ENTITIES (As Restated)

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

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

	September 30, 2015	December 31, 2014

	(in thousands)
Assets
Restricted cash	$1,756,312	$1,626,257
Loans(1)	23,354,692	20,557,168
Leased vehicles, net	6,062,106	4,848,593
Various other assets	587,590	555,108
Total Assets	$31,760,700	$27,587,126
Liabilities
Notes payable	$30,461,521	$27,892,669
Various other liabilities	83,815	55,795
Total Liabilities	30,545,336	27,948,464
(1) Includes $1.6 billion of RICs held for sale at September 30, 2015.

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

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,	Period from January 28, 2014 to September 30,
	2015	2014	2015	2014

	(in thousands)
Receivables securitized	$4,761,341	$3,166,785	$14,828,478	$10,499,489

Net proceeds from new securitizations	3,840,369	2,592,845	11,816,224	8,814,810
Cash received for servicing fees	182,960	164,325	518,563	417,838
Cash received upon release from reserved and restricted cash accounts	—	—	—	—
Net distributions from Trusts	486,377	468,207	1,558,772	1,315,164
Total cash received from securitization trusts	$4,509,706	$3,225,377	$13,893,559	$10,547,812

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

A summary of the cash flows received from the off-balance Trusts for the periods indicated is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,	Period from January 28, 2014 to September 30,
	2015	2014	2015	2014
	(in thousands)
Receivables securitized	$—	$1,028,278	$768,561	$1,802,461

Net proceeds from new securitizations	$—	$1,078,202	$785,983	$1,894,052
Cash received for servicing fees	5,955	3,925	17,578	10,897
Total cash received from securitization trusts	$5,955	$1,082,127	$803,561	$1,904,949

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated)

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the nine-month period ended September 30, 2015:

	Retail Banking	Auto Finance & Business Banking(2)	Real Estate and Commercial Banking	Global Corporate Banking(1)	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484
Disposals during the period	—	—	—	—		—
Additions during the period	—	—	—	—	—	—
Re-allocations during the period	(265,553)	374,546	(108,993)	—	—	—
Goodwill at September 30, 2015	$1,550,176	$446,068	$1,297,055	$131,130	$5,527,055	$8,951,484

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	September 30, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization

	(in thousands)
Intangibles subject to amortization:
Dealer networks	$514,643	$(65,357)	$544,054	$(35,946)
Chrysler relationship	113,750	(25,000)	125,000	(13,750)
Core deposit intangibles	1,830	(294,012)	7,779	(288,063)
Other intangibles	6,234	(23,675)	8,655	(21,253)
Total intangibles subject to amortization	636,457	(408,044)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	21,500	—	21,500	—
Total Intangibles	$657,957	$(408,044)	$706,988	$(359,012)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. OTHER ASSETS (As Restated)

The following is a detail of items that comprise other assets at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$604,929	$938,222
Derivative assets at fair value	415,409	366,061
Other repossessed assets	154,434	136,305
MSRs, at fair value	143,535	145,047
Prepaid expenses	151,017	159,198
OREO	40,692	65,051
Miscellaneous assets and receivables	434,772	1,059,696
Total other assets	$1,944,788	$2,869,580

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$482,207	$328,757	$—	$—	$4,200	$2,424
Interest rate lock commitments	248,375	163,013	5,480	3,063	—	—
Mortgage servicing	435,000	469,000	3,684	7,432	2,399	7,448
Total mortgage banking risk management	1,165,582	960,770	9,164	10,495	6,599	9,872

Customer related derivatives:
Swaps receive fixed	8,624,004	7,927,522	300,848	213,415	1,194	4,343
Swaps pay fixed	8,749,748	7,944,247	3,306	13,361	267,923	186,732
Other	2,983,761	1,670,696	44,899	62,464	43,931	61,880
Total customer related derivatives	20,357,513	17,542,465	349,053	289,240	313,048	252,955

Other derivative activities:
Foreign exchange contracts	2,136,160	1,152,125	29,413	20,033	28,743	17,390
Interest rate swap agreements	2,833,000	3,231,000	—	535	12,743	12,743
Interest rate cap agreements	9,211,000	7,541,385	24,451	49,762	—	—
Options for interest rate cap agreements	9,211,000	7,541,385	—	—	24,462	49,806
Total return settlement	1,404,726	1,404,726	—	—	53,322	48,893
Other	822,534	646,321	8,635	6,543	11,931	9,914
Total	$47,141,515	$40,020,177	$420,716	$376,608	$450,848	$401,573

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
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity(1)	Accounts	2015	2014	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	immaterial	immaterial	$110	$774
Interest rate swaps	Miscellaneous income	(3,985)	1,731	(5,437)	978
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(1,775)	(13,469)	(9,957)	(40,936)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(10,711)	2,490	(1,776)	(2,762)
Interest rate lock commitments	Mortgage banking income	3,595	(2,027)	2,417	1,518
Mortgage servicing	Mortgage banking income	11,736	1,032	1,302	(4,100)
Customer related derivatives	Miscellaneous income	(1,251)	3,280	(179)	6,941
Foreign exchange	Miscellaneous income	(109)	1,794	(1,973)	1,302
SCUSA derivatives	Miscellaneous income	(3,746)	9,130	711	27,269
	Net interest income	21,093	(971)	58,453	(4,951)
	Other administrative expenses	3,836	(1,290)	(10,197)	(4,447)
Other	Miscellaneous income	(1,649)	580	(2,107)	(729)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2015
Fair value hedges	$3,708	$—	$3,708	$—	$—	$3,708
Cash flow hedges	—	—	—	—	—	—
Other derivative activities(1)	415,236	9,015	406,221	8,027	45,306	352,888
Total derivatives subject to a master netting arrangement or similar arrangement	418,944	9,015	409,929	8,027	45,306	356,596
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	5,480	—	5,480	—	—	5,480
Total Derivative Assets	$424,424	$9,015	$415,409	$8,027	$45,306	$362,076

Total Financial Assets	$424,424	$9,015	$415,409	$8,027	$45,306	$362,076

December 31, 2014
Fair value hedges	$2,943	$—	$2,943	$—	$—	$2,943
Cash flow hedges	7,619	—	7,619	—	—	7,619
Other derivative activities(1)	373,545	21,109	352,436	10,020	5,940	336,476
Total derivatives subject to a master netting arrangement or similar arrangement	384,107	21,109	362,998	10,020	5,940	347,038
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,063	—	3,063	—	—	3,063
Total Derivative Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

Total Financial Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2015
Fair value hedges	$6,445	$—	$6,445	$114	$12,703	$(6,372)
Cash flow hedges	71,178		71,178	—	79,437	(8,259)
Other derivative activities(1)	397,158	102,934	294,224	8,016	218,906	67,302
Total derivatives subject to a master netting arrangement or similar arrangement	474,781	102,934	371,847	8,130	311,046	52,671
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	53,690	—	53,690	—	—	53,690
Total Derivative Liabilities	$528,471	$102,934	$425,537	$8,130	$311,046	$106,361

Total Financial Liabilities	$528,471	$102,934	$425,537	$8,130	$311,046	$106,361

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	50,710	—	50,710	—	1,736	48,974
Total Derivative Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

Total Financial Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES (As Restated)

Income tax provisions of $201.4 million and $363.4 million were recorded for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $208.3 million and $1.5 billion for the corresponding periods in 2014. This resulted in effective tax rates of 61.5% and 40.6% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 37.0% and 36.1% for the corresponding periods in 2014. The higher tax rate for the three-month and nine month periods ended September 30, 2015 was primarily due to a discrete tax expense recognized during the three-month period ended September 30, 2015 to increase the reserve for income taxes related to a dispute with the United States on two financing transactions.

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

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended September 30, 2015			June 30, 2015		September 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(45,805)	$16,975	$(28,830)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	1,774	(657)	1,117
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(44,031)	16,318	(27,713)	$(22,161)	$(27,713)	$(49,874)

Change in unrealized gains/(losses) on investment securities available-for-sale	135,217	(52,711)	82,506
Reclassification adjustment for net losses/(gains) included in net income on non-OTTI securities (2)	1,993	(777)	1,216
Net unrealized gains/(losses) on investment securities available-for-sale	137,210	(53,488)	83,722	(74,758)	83,722	8,964

Pension and post-retirement actuarial gain/(loss) (3)	1,018	(398)	620	(28,583)	620	(27,963)

As of September 30, 2015	$94,197	$(37,568)	$56,629	$(125,502)	$56,629	$(68,873)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Nine-Month Period Ended September 30, 2015			December 31, 2014		September 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(67,051)	$25,226	$(41,825)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	9,957	(3,746)	6,211
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(57,094)	21,480	(35,614)	$(14,260)	$(35,614)	$(49,874)

Change in unrealized gains/(losses) on investment securities available-for-sale	119,553	(47,692)	71,861
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities (2)	(18,363)	7,325	(11,038)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(436)	656
Reclassification adjustment for net (gains)/losses included in net income	(17,271)	6,889	(10,382)
Net unrealized gains/(losses) on investment securities available-for-sale	102,282	(40,803)	61,479	(52,515)	61,479	8,964

Pension and post-retirement actuarial gain/(loss) (3)	3,054	(1,382)	1,672	(29,635)	1,672	(27,963)

As of September 30, 2015	$48,242	$(20,705)	$27,537	$(96,410)	$27,537	$(68,873)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended September 30, 2014			June 30, 2014		September 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$13,667	$(5,018)	$8,649
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	13,797	(5,065)	8,732
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	27,464	(10,083)	17,381	$(32,782)	$17,381	$(15,401)

Change in unrealized (losses).gains on investment securities available-for-sale	(28,911)	11,294	(17,617)
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities(2)	(131)	51	(80)
Net unrealized (losses)/gains on investment securities available-for-sale	(29,042)	11,345	(17,697)	(70,404)	(17,697)	(88,101)

Pension and post-retirement actuarial gain/(loss)(3)	447	(175)	272	(14,718)	272	(14,446)

As of September 30, 2014	$(1,131)	$1,087	$(44)	$(117,904)	$(44)	$(117,948)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2014			December 31, 2013		September 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(3,453)	$1,259	$(2,194)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	41,264	(15,048)	26,216
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	37,811	(13,789)	24,022	$(39,423)	$24,022	$(15,401)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,623,062	(1,028,228)	1,594,834
Reclassification adjustment for net gains included in net (gains)/losses on non-OTTI securities(2)	(2,440,019)	956,476	(1,483,543)
Net unrealized gains/(losses) on investment securities available-for-sale	183,043	(71,752)	111,291	(199,392)	111,291	(88,101)

Pension and post-retirement actuarial gain/(loss)(3)	1,341	(234)	1,107	(15,553)	1,107	(14,446)

As of September 30, 2014	$222,195	$(85,775)	$136,420	$(254,368)	$136,420	$(117,948)
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

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (As Restated)

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

Under terms of agreements with a peer-to-peer personal lending platform company, SC was committed as of September 30, 2015 to purchase at least the lesser of $30.0 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days notice. On October 9, 2015, SC sent a notice of termination to the lending platform company.

SC committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. As of September 30, 2015 and December 31, 2014, SC was obligated to purchase $15.7 million and $7.7 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the three months ended September 30, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

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

In connection with the sale of retail installment contracts through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2015, SC had no repurchase requests outstanding. In the opinion of SC management, the potential exposure of other recourse obligations related to SC’s retail installment contract sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

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

Under terms of the agreement with Chrysler, SC must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

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

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP which increased the servicing fee SC receives. SC and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement.

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

Periodically, SC is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a putative securities class action lawsuit was filed in the United States District Court, Southern District of New York (the "Steck Lawsuit") On October 6, 2014, another putative securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against SC, certain current and former directors and executive officers of SC and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SC seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SC's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SC’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act and seeks damages and other relief. In February 2015, the putative class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice. In June 2015, the Steck Lawsuit venue was transferred from the Southern District of New York to the Northern District of Texas.

On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 . The lawsuit names as defendants current and former members of SC’s board of directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s subprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief.

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

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act. The consent requires SC to pay a civil fine in the amount of 55 thousand, as well as at least $9.4 million to affected service members consisting of ten thousand dollars plus compensation for any lost equity (with interest) for each repossession by SC and five thousand dollars for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires SC to undertake additional remedial measures.

On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the Equal Credit Opportunity Act ("ECOA") regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and (ii) the treatment of certain types of income in SC's underwriting process. On September 25, 2015, SC the DOJ notified SC that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of SC's pricing of automobile loans.

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

As of September 30, 2015, SC has not made any payments to Mr. Dundon arising from or pursuant to the terms of the Separation Agreement. If all applicable conditions are satisfied, including receipt of certain required regulatory approvals, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in the condensed consolidated statement of income and comprehensive income in the period in which approval is obtained.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015

	(in thousands)
Financial assets:
US Treasury securities	$—	$3,209,863	$—	$3,209,863
Corporate debt	—	1,563,099	—	1,563,099
Asset-backed securities	—	321,924	1,622,727	1,944,651
Equity securities	10,528	—	—	10,528
State and municipal securities	—	761,322	—	761,322
Mortgage backed securities	—	13,561,721	—	13,561,721
Total investment securities available-for-sale	10,528	19,417,929	1,622,727	21,051,184
Retail installment contracts held for investment	—	—	374,158	374,158
Loans held-for-sale	—	280,764	—	280,764
Mortgage servicing rights	—	—	143,535	143,535
Derivatives:
Fair value	—	3,708	—	3,708
Mortgage banking interest rate lock commitments	—	—	5,480	5,480
Customer related	—	349,053	—	349,053
Foreign exchange	—	29,413	—	29,413
Mortgage servicing	—	3,684	—	3,684
Interest rate cap agreements	—	24,451	—	24,451
Other	—	8,620	15	8,635
Total financial assets	$10,528	$20,117,622	$2,145,915	$22,274,065
Financial liabilities:
Derivatives:
Fair value	$—	$6,445	$—	$6,445
Cash flow	—	71,178	—	71,178
Mortgage banking forward sell commitments	—	4,200	—	4,200
Customer related	—	313,048	—	313,048
Total return swap	—	—	282	282
Foreign exchange	—	28,743	—	28,743
Mortgage servicing	—	2,399	—	2,399
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	24,462	—	24,462
Total return settlement	—	—	53,322	53,322
Other	—	11,513	136	11,649
Total financial liabilities	$—	$474,731	$53,740	$528,471

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

Three-Month Period Ended September 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$(57,592)	$2,133,689
(Losses) in other comprehensive income	(5,307)	—	—	—	(5,307)
Gains/(losses) in earnings	—	39,296	(13,472)	7,340	33,164
Additions/Issuances	311,540	—	5,795	—	317,335
Settlements(1)	(222,989)	(159,789)	(5,935)	2,007	(386,706)
Balance, September 30, 2015	$1,622,727	$374,158	$143,535	$(48,245)	$2,092,175
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2015	$—	$39,296	$(13,472)	$3,745	$29,569

Nine-Month Period Ended September 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,178)	$2,212,423
(Losses) in other comprehensive income	(8,961)	—	—	—	(8,961)
Gains/(losses) in earnings	—	219,837	749	(8,130)	212,456
Additions/Issuances	910,135	—	17,124	—	927,259
Settlements(1)	(546,090)	(691,590)	(19,385)	6,063	(1,251,002)
Balance, September 30, 2015	$1,622,727	$374,158	$143,535	$(48,245)	$2,092,175
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2015	$—	$219,837	$749	$(10,547)	$210,039

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Three-Month Period Ended September 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$(43,534)	$2,597,528
(Losses) in other comprehensive income	(849)	—	—	—	(849)
Gains/(losses) in earnings	—	116,177	(2,726)	(3,408)	110,043
Additions/Issuances	69,543	—	16,078	—	85,621
Settlements(1)	(138,107)	(362,737)	(5,679)	2,453	(504,070)
Balance, September 30, 2014	$1,174,459	$1,026,512	$131,791	$(44,489)	$2,288,273
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2014	$—	$116,177	$(2,726)	$(1,381)	$112,070

Nine-Month Period Ended September 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total

	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$(50,221)	$144,506
Gains in other comprehensive income	1,021	—	—	—	1,021
Gains/(losses) in earnings	—	475,607	(14,078)	(3,235)	458,294
Additions/Issuances	171,869	1,870,383	20,081	—	2,062,333
Settlements(1)	(222,831)	(1,319,478)	(15,999)	8,967	(1,549,341)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, September 30, 2014	$1,174,459	$1,026,512	$131,791	$(44,489)	$2,288,273
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2014	$—	$475,607	$(14,078)	$(4,753)	$456,776

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

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,571,741	Discounted Cash Flow	Discount Rate (1)	0.79% - 2.01% (1.10%)
Sale-leaseback securities	$50,986	Consensus Pricing (2)	Offered quotes (3)	130.15%
Retail installment contracts held for investment	$374,158	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.95% - 12.00% (10.63%)
			Recovery Rate (7)	25.00% - 43.00% (31.67%)
Mortgage servicing rights	$143,535	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.01% - 36.43% (10.38%)
			Discount Rate (9)	9.90%
Mortgage banking interest rate lock commitments	$5,480	Discounted Cash Flow	Pull through percentage (10)	77.46%
			MSR value (11)	0.71% - 1.07% (1.02%)
Financial Liabilities:
Total return settlement	$53,322	Discounted Cash Flow	Discount Rate (5)	8.72%

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,619,782	$4,619,782	$4,619,782	$—	$—
Available-for-sale investment securities	21,051,184	21,051,184	10,528	19,417,929	1,622,727
Loans held for investment, net	75,816,054	75,683,065	—	89,338	75,593,727
Loans held-for-sale	2,990,708	3,041,325	—	3,041,325	—
Restricted cash	2,431,103	2,431,103	2,431,103	—	—
Mortgage servicing rights	143,535	143,535	—	—	143,535
Derivatives	424,424	424,424	—	418,929	5,495

Financial liabilities:
Deposits	55,543,255	55,565,093	47,377,317	8,187,776	—
Borrowings and other debt obligations	48,371,320	49,378,230	—	39,499,046	9,879,184
Derivatives	528,471	528,471	—	474,731	53,740

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,201,783	$2,201,783	$2,201,783	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	74,293,865	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,679,382	40,147,937	—	30,355,610	9,792,327
Derivatives	423,884	423,884	—	374,636	49,248

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

•
The Global Corporate Banking ("GCB") segment was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking segment, and was renamed during the third quarter of 2015.. This segment was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking segment and was renamed during the third quarter of 2015. This segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					SCUSA(4)
September 30, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$214,208	$70,445	$67,302	$54,381	$(20,594)	$1,176,411	$71,620	$116	$1,633,889
Total non-interest income	167,696	12,431	23,158	19,047	22,852	382,700	101,102	(9,991)	718,995
Gain on change in control	—	—	—	—	—	—	—	—	—
Provision/(release) for credit losses	7,094	(6,329)	9,898	(10,931)	(18,357)	723,921	231,869	—	937,165
Total expenses	442,843	44,993	17,427	26,410	93,197	462,214	15,034	(13,975)	1,088,143
(Loss)/Income before income taxes	(68,033)	44,212	63,135	57,949	(72,582)	372,976	(74,181)	4,100	327,576
Intersegment revenue/(expense)(1)	238	1,203	368	(2,241)	432	—	—	—	—
Total assets	21,944,625	15,796,714	15,012,129	12,200,062	30,703,998	35,329,343	—	—	130,986,871

For the Nine-Month Period Ended	SHUSA excluding SCUSA					SCUSA(4)
September 30, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$627,152	$202,833	$202,126	$157,555	$(18,189)	$3,469,970	$342,018	$260	$4,983,725
Total non-interest income	523,337	35,704	39,324	60,437	67,397	1,137,296	184,390	(38,304)	2,009,581
Gain on change in control	—	—	—	—	—	—	—	—	—
Provision/(release) for credit losses	33,779	1,370	22,694	(5,173)	12,706	1,935,147	955,532	—	2,956,055
Total expenses	1,306,508	135,966	54,392	79,310	203,182	1,360,708	43,438	(40,849)	3,142,655
(Loss)/Income before income taxes	(189,798)	101,201	164,364	143,855	(166,680)	1,311,411	(472,562)	2,805	894,596

Intersegment revenue/(expense)(1)	891	2,961	1,467	(5,886)	567	—	—	—	—
Total assets	21,944,625	15,796,714	15,012,129	12,200,062	30,703,998	35,329,343	—	—	130,986,871

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

For the Three- Month Period Ended	SHUSA excluding SCUSA					SCUSA(4)
September 30, 2014	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$206,182	$62,548	$65,060	$46,536	$21,507	$1,054,292	$159,849	$29	$1,616,003
Total non-interest income	205,135	11,496	6,791	21,072	38,777	289,209	47,486	(16,220)	603,746
Provision/(release) for credit losses	36,083	34,032	(84,235)	7,990	6,130	722,159	24,504	—	746,663
Total expenses	405,533	38,671	23,770	26,142	71,486	343,617	15,153	(14,784)	909,588
Income/(loss) before income taxes	(30,299)	1,341	132,316	33,476	(17,332)	277,725	167,678	(1,407)	563,498

Intersegment revenue/(expense)(1)	257	1,493	62	(1,653)	(159)	—	—	—	—
Total assets	21,882,105	14,288,909	14,161,237	9,807,122	22,964,250	30,817,353	—	—	113,920,976

For the Nine- Month Period Ended	SHUSA excluding SCUSA					SCUSA(4)
September 30, 2014	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$615,362	$177,879	$187,445	$131,695	$69,304	$3,117,685	$381,554	$(332,746)	$4,348,178
Total non-interest income	423,750	35,563	28,013	56,512	95,861	741,125	293,909	(88,886)	1,585,847
Gain on Change in Control	—	—	—	—	—	—	2,417,563	—	2,417,563
Provision/(release) for credit losses	54,711	(3,240)	(95,339)	6,228	(2,360)	1,829,307	59,633	(215,051)	1,633,889
Total expenses	1,131,708	111,574	62,740	72,620	183,024	1,134,571	120,601	(256,464)	2,560,374
Income/(loss) before income taxes	(147,307)	105,108	248,057	109,359	(15,499)	894,932	2,912,792	49,883	4,157,325

Intersegment revenue/(expense)(1)	851	3,643	839	(5,451)	118	—	—	—	—
Total assets	21,882,105	14,288,909	14,161,237	9,807,122	22,964,250	30,817,353	—	—	113,920,976

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS

Subsequent to the issuance of the Company's September 30, 2015 Consolidated Financial Statements, the Company identified errors in its historical financial statements, including for the three and nine months ended September 30, 2015 and 2014. Accordingly, the Company has restated the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 to reflect the error corrections. The most significant errors originate from SC, a significant subsidiary of the Company.

Correction of Errors

1.	Errors previously disclosed in the Company Annual Report on Form 10-K for the year ended December 31, 2015 Form filed on April 14, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating the credit loss allowance for RICs held for investment was in error as it did not estimate impairment on TDRs separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applying a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. In addition, the Company determined that it had incorrectly identified the population of loans that should be classified and disclosed as TDRs and, separately, had incorrectly estimated the impairment on these loans, as of each of these balance sheet dates. The Company has corrected its allowance methodology accordingly, and has determined, based on the corrected methodology, the ACL reported on the condensed consolidated balance sheets was overstated by $110.9 million and $358.2 million at September 30, 2015 and December 31, 2014, respectively.

•
The Company determined that subvention payments related to leased vehicles were incorrectly classified within the Consolidated Statements of Operations as an addition to Leased vehicle income rather than a reduction of Leased vehicle expense. There was no impact to net income as a result of this change.

The impact of the corrections of the above errors on the financial statements for the three and nine months ended September 30, 2015 and 2014 was disclosed in Part II, Item 9B, of the Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Errors identified subsequent to the filing of the Original Filing:

•
The Company previously used the loans' original contractual interest rate as the discount rate applied to the expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of retail installment contracts held for investment accordingly overstated, by $53.8 million and $1.0 million as of September 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
The Company has determined that its application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other origination costs (collectively "discount") on retail installment contracts held for investment was in error, as (i) these cost basis adjustments were accreted over the average life of a loan rather than the aggregate life of a loan pool, (ii) defaults were inappropriately considered in the estimate of future principal prepayments, (iii) the portfolio was not adequately segmented to consider different prepayment performance based on credit quality and term, (iv) remaining unaccreted balances at charge-off were being recorded as interest income rather than as reductions of the net charge-off, and (v) the unaccreted discount component of TDR carrying value was misstated, resulting in inaccurate TDR impairment.

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

(iii) The Company previously had aggregated all loans in the RIC portfolio held for investment portfolio into one pool for the purpose of estimating prepayments and determining the effective interest rate under the retrospective method. ASC 310-20-35-30 provides some characteristics to be considered when aggregating a large number of similar loans for this purpose. Management has determined that there is differentiation in prepayment behavior within its loan portfolio based on characteristics including credit quality, maturity, and period of origination. Accordingly, management has determined that the absence of segmentation into pools of homogeneous loans was in error.

(iv) The Company previously had recorded charge offs based on unpaid principal balance ("UPB"). The accretion of discount of charged-off loans was previously reported as interest income. However, ASC 310-10, Receivables, refers to the recorded investment in a loan as the appropriate accounting basis. ASC 310-10-35-24 specifies that the recorded investment includes adjustments such as unamortized premium or discount. Accordingly, management has determined that the unaccreted discounts remaining at the charge off should be included in the net charge off amount recorded.

(v) As a result of the incorrect accretion methodology, as well as the exclusion of unaccreted discount, the recorded investment in TDRs was misstated, resulting in a misstatement of TDR impairment.

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each balance sheet date:

	September 30, 2015	December 31, 2014
	(in thousands)

Overstatement of loans held for investment	$79,177	$28,647
Overstatement of allowance (TDR impairment)	6,326	817

This error also had the following impacts on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Overstatement of Interest income - Loans	$(49,372)	$(9,253)	$(115,790)	$(38,604)
Overstatement of Provision for credit losses	45,432	13,667	77,464	15,947
Understatement of Miscellaneous income	2,283	(2,364)	7,753	2,358
	$(1,657)	$2,050	$(30,573)	$(20,299)

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

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of retail installment contracts held for investment accordingly understated, by $81.7 million and $49.2 million as of September 30, 2015 and December 31, 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

•
During the year ended December 31, 2015, the Company had recognized $12.3 million in severance related expenses, $9.9 million in stock compensation expense and a liability of $115.1 million in contemplation of the amounts and benefits payable to the former CEO of SC pursuant to a Separation Agreement among Mr. Dundon, SC, DDFS LLC, SHUSA and Santander. However, the Company has subsequently determined that the previous accounting for the expenses and liabilities contemplated in the Separation Agreement was in error as such expenses and liabilities should not have been recorded until all applicable conditions have been satisfied, including that all regulatory approvals have been obtained. Accordingly, the accompanying restated consolidated financial statements as of and for the year ended December 31, 2015 do not include any expense or liability associated with the Separation Agreement. Further, in the absence of satisfaction of applicable conditions, Mr. Dundon's remaining unexercised vested options are considered to have expired subsequent to his termination without cause; accordingly, the restated financial statements reflect the removal of the deferred tax asset associated with the previously recorded compensation expense related to Mr. Dundon's vested but unexercised options.

•
The Company had originally recorded a gain on the Change in Control of SC of $2.43 billion during the year-ended December 31, 2014 and goodwill in the amount $5.47 billion at January 28, 2014. As a result of the corrections at SC that impacted the carrying value of assets and liabilities acquired by SHUSA at the Change in Control, SHUSA recognized a gain on the Change in Control of $2.42 billion during the nine month period ended September 30, 2014 and goodwill in the amount of $5.53 billion.

•
The Company recorded a $50.0 million indefinite-lived intangible at the Change in Control of SC. During the quarter ended December 31, 2015, as part of the Step 2 goodwill impairment analysis, the Company performed a valuation of the intangible assets allocated to the SC reporting unit as of December 31, 2015. The Company's impairment analysis concluded that the estimated fair value of the indefinite-lived trade name was lower than its carrying value. As such, the Company originally recorded an $11.7 million impairment charge during the fourth quarter of 2015 and an additional impairment charge of $20.3 million during in the first quarter of 2016. The trade name, as restated, reflects the correction of an error to reflect an impairment charge to the trade name attributed to the fourth quarter of 2014 in the amount of $28.5 million. The impairments in 2014 were recorded within amortization expense of intangible assets.

•
The Company originally recorded an $97.5 million impairment of capitalized software during the second quarter of 2014 for software that was no longer in use or determined to be improperly capitalized. The Company concluded that $33.3 million and $3.3 million of the impairment charge should have been recorded in the quarters ended December 31, 2013 and March 31, 2014, respectively, when the software was originally capitalized.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

•	Note 8 Goodwill and Other Intangibles

•	Note 9 Other Assets

•	Note 11 Derivatives

•	Note 12 Income Taxes

•	Note 14 Commitments, Contingencies, and Guarantees

•	Note 16 Fair Value

•	Note 17 Business Segment Information

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet as of September 30, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$4,669,373	$—	$4,669,373	$(49,591)	$4,619,782
Loans held-for-investment	78,709,721	(46,329)	78,663,392	(80,194)	78,583,198
Allowance for loan and lease losses	(2,912,346)	110,943	(2,801,403)	34,259	(2,767,144)
Net loans held-for-investment	75,797,375	64,614	75,861,989	(45,935)	75,816,054
Leased vehicles, net	8,084,712	—	8,084,712	(12,517)	8,072,195
Goodwill	8,892,011	—	8,892,011	59,473	8,951,484
Intangible assets, net	686,457	—	686,457	(28,500)	657,957
Other assets	1,811,214	—	1,811,214	133,574	1,944,788
Total assets	130,865,753	64,614	130,930,367	56,504	130,986,871
Accrued expenses and payables	1,691,565	—	1,691,565	(166,233)	1,525,332
Advance payments by borrowers for taxes and insurance	210,285	—	210,285	(1,764)	208,521
Deferred tax liabilities, net	1,217,066	19,106	1,236,172	43,547	1,279,719
Other liabilities	595,527	—	595,527	117,985	713,512
Total liabilities	107,629,018	19,106	107,648,124	(6,465)	107,641,659
Common stock and paid-in capital	14,717,564	—	14,717,564	11,942	14,729,506
Retained earnings	4,111,611	27,878	4,139,489	5,242	4,144,731
Total SHUSA stockholder's equity	18,955,747	27,878	18,983,625	17,184	19,000,809
Noncontrolling interest	4,280,988	17,630	4,298,618	45,785	4,344,403
Total stockholder's equity	23,236,735	45,508	23,282,243	62,969	23,345,212
Total liabilities and stockholder's equity	$130,865,753	$64,614	$130,930,367	$56,504	$130,986,871

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet as of December 31, 2014.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Interest on loans	$5,690,548	$—	$5,690,548	$(115,790)	$5,574,758
Total interest income	5,975,520	—	5,975,520	(115,790)	5,859,730
Net interest income	5,099,515	—	5,099,515	(115,790)	4,983,725
Provision for credit losses	2,728,118	285,112	3,013,230	(57,175)	2,956,055
Net interest income after provision for credit losses	2,371,397	(285,112)	2,086,285	(58,615)	2,027,670
Consumer fees	324,119	—	324,119	7,959	332,078
Lease income	1,328,401	(316,636)	1,011,765	5,946	1,017,711
Miscellaneous income	376,630	—	376,630	7,754	384,384
Total fees and other income	2,287,287	(316,636)	1,970,651	21,659	1,992,310
Total non-interest income	2,304,558	(316,636)	1,987,922	21,659	2,009,581
Compensation and benefits	1,012,887	—	1,012,887	(22,221)	990,666
Occupancy and equipment expenses	397,769	—	397,769	(122)	397,647
Loan expense	296,135	—	296,135	(21,613)	274,522
Lease expense	1,068,137	(316,636)	751,501	4,444	755,945
Other administrative expenses	257,850	—	257,850	697	258,547
Total general and administrative expenses	3,405,969	(316,636)	3,089,333	(38,815)	3,050,518
Income/(loss) before income taxes	1,177,849	(285,112)	892,737	1,859	894,596
Income tax provision/(benefit)	474,708	(122,027)	352,681	10,671	363,352
Net income/(loss) including noncontrolling interest	703,141	(163,085)	540,056	(8,812)	531,244
Less: net income/(loss) attributable to noncontrolling interest	295,222	(68,483)	226,739	(4,759)	221,980
Net income/(loss) attributable to SHUSA	$407,919	$(94,602)	$313,317	$(4,053)	$309,264

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended September 30, 2015:

	As Originally Reported(1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Interest on loans	$1,884,226	$—	$1,884,226	$(49,373)	$1,834,853
Total interest income	1,982,824	—	1,982,824	(49,373)	1,933,451
Net interest income	1,683,262	—	1,683,262	(49,373)	1,633,889
Provision for credit losses	854,180	124,424	978,604	(41,439)	937,165
Net interest income after provision for credit losses	829,082	(124,424)	704,658	(7,934)	696,724
Consumer fees	119,902	—	119,902	2,627	122,529
Lease income	486,510	(124,918)	361,592	3,042	364,634
Miscellaneous income	138,071	—	138,071	2,283	140,354
Total fees and other income	837,954	(124,918)	713,036	7,952	720,988
Total non-interest income	835,961	(124,918)	711,043	7,952	718,995
Compensation and benefits	365,071	—	365,071	(21,016)	344,055
Occupancy and equipment expenses	128,990	—	128,990	(122)	128,868
Loan expense	89,944	—	89,944	(4,226)	85,718
Lease expense	384,276	(124,918)	259,358	2,310	261,668
Other administrative expenses	93,190	—	93,190	(5,040)	88,150
Total general and administrative expenses	1,211,424	(124,918)	1,086,506	(28,094)	1,058,412
Income/(loss) before income taxes	423,888	(124,424)	299,464	28,112	327,576
Income tax provision/(benefit)	241,764	(51,174)	190,590	10,779	201,369
Net income/(loss) including noncontrolling interest	182,124	(73,250)	108,874	17,333	126,207
Less: net income/(loss) attributable to noncontrolling interest	100,237	(31,346)	68,891	6,492	75,383
Net income/(loss) attributable to SHUSA	$81,887	$(41,904)	$39,983	$10,841	$50,824

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Loans	$4,948,106	$—	$4,948,106	$(38,603)	$4,909,503
Available-for-sale	183,158	—	183,158	(834)	182,324
Total interest income	5,164,025	—	5,164,025	(39,437)	5,124,588
Net interest income	4,387,615	—	4,387,615	(39,437)	4,348,178
Provision for credit losses	2,034,721	(343,620)	1,691,101	(57,212)	1,633,889
Net interest income after provision for credit losses	2,352,894	343,620	2,696,514	17,775	2,714,289
Consumer fees	273,128	—	273,128	2,924	276,052
Equity method investments income/(loss), net	7,607	—	7,607	476	8,083
Lease income	651,458	(126,444)	525,014	(8,296)	516,718
Miscellaneous income	469,295	—	469,295	2,354	471,649
Total fees and other income	1,703,353	(126,444)	1,576,909	(2,542)	1,574,367
Gain on Change in Control	2,428,539	—	2,428,539	(10,976)	2,417,563
Net gain/(loss) recognized in earnings	2,440,019	—	2,440,019	(10,976)	2,429,043
Total non-interest income	4,143,372	(126,444)	4,016,928	(13,518)	4,003,410
Compensation and benefits	894,051	—	894,051	(1,371)	892,680
Lease expense	508,038	(126,444)	381,594	3,966	385,560
Other administrative expenses	240,764	—	240,764	(17,138)	223,626
Total general and administrative expenses	2,530,262	(126,444)	2,403,818	(14,543)	2,389,275
Impairment of capitalized software	97,546	—	97,546	(33,000)	64,546
Total other expenses	204,099	—	204,099	(33,000)	171,099
Income/(loss) before income taxes	3,761,905	343,620	4,105,525	51,800	4,157,325
Income tax provision/(benefit)	1,285,855	138,833	1,424,688	77,687	1,502,375
Net income/(loss) including noncontrolling interest	2,476,050	204,787	2,680,837	(25,887)	2,654,950
Less: net income/(loss) attributable to noncontrolling interest	298,633	84,542	383,175	291	383,466
Net income/(loss) attributable to SHUSA	$2,177,417	$120,245	$2,297,662	$(26,178)	$2,271,484

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2014 filed on November 17, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended September 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Loans	$1,822,275	$—	$1,822,275	$(9,252)	$1,813,023
Available-for-sale	61,290	—	61,290	(221)	61,069
Total interest income	1,895,020	—	1,895,020	(9,473)	1,885,547
Net interest income	1,625,476	—	1,625,476	(9,473)	1,616,003
Provision for credit losses	1,013,357	(208,119)	805,238	(58,575)	746,663
Net interest income after provision for credit losses	612,119	208,119	820,238	49,102	869,340
Consumer fees	93,451	—	93,451	(268)	93,183
Equity method investments (loss)/income, net	(4,619)	—	(4,619)	222	(4,397)
Lease income	269,966	(38,183)	231,783	515	232,298
Miscellaneous income	129,433	—	129,433	(2,366)	127,067
Total fees and other income	643,695	(38,184)	605,511	(1,896)	603,615
Total non-interest income	643,826	(38,184)	605,642	(1,896)	603,746
Compensation and benefits	290,665	—	290,665	(544)	290,121
Loan expense	80,392	—	80,392	576	80,968
Lease expense	208,879	(38,183)	170,696	8,117	178,813
Other administrative expenses	111,576	—	111,576	(21,120)	90,456
Total general and administrative expenses	919,743	(38,183)	881,560	(12,971)	868,589
Deposit insurance premiums and other costs	14,967	—	14,967	(9)	14,958
Total other expenses	41,008	—	41,008	(9)	40,999
Income/(loss) before income taxes	295,194	208,118	503,312	60,186	563,498
Income tax provision/(benefit)	36,102	84,192	120,294	88,009	208,303
Net income/(loss) including noncontrolling interest	259,092	123,926	383,018	(27,823)	355,195
Less: net income/(loss) attributable to noncontrolling interest	54,420	51,166	105,586	5,733	111,319
Net income/(loss) attributable to SHUSA	$204,672	$72,760	$277,432	$(33,556)	$243,876

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period September 30, 2014 filed on November 17, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the nine-month period ended September 30, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$703,141	$(163,085)	$540,056	$(8,812)	$531,244
Comprehensive income	730,678	(163,085)	567,593	(8,812)	558,781
Comprehensive income attributable to noncontrolling interest	295,222	(68,483)	226,739	(4,759)	221,980
Comprehensive income attributable to SHUSA	$435,456	$(94,602)	$340,854	$(4,053)	$336,801

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the nine-month period ended September 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$2,476,050	$204,787	$2,680,837	$(25,887)	$2,654,950
Comprehensive income	2,612,470	204,787	2,817,257	(25,887)	2,791,370
Comprehensive income attributable to noncontrolling interest	298,633	84,542	383,175	291	383,466
Comprehensive income attributable to SHUSA	$2,313,837	$120,245	$2,434,082	$(26,178)	$2,407,904

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period September 30, 2014 filed on November 17, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the three-month period ended September 30, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$182,124	$(73,250)	$108,874	$17,333	$126,207
Comprehensive income	238,753	(73,250)	165,503	17,333	182,836
Comprehensive income attributable to noncontrolling interest	100,237	(31,346)	68,891	6,492	75,383
Comprehensive income attributable to SHUSA	$138,516	$(41,904)	$96,612	$10,841	$107,453

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Comprehensive Income for the three-month period ended September 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$259,092	$123,926	$383,018	$(27,823)	$355,195
Comprehensive income	259,048	123,926	382,974	(27,823)	355,151
Comprehensive income attributable to noncontrolling interest	54,420	51,166	105,586	5,733	111,319
Comprehensive income attributable to SHUSA	$204,628	$72,760	$277,388	$(33,556)	$243,832

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period September 30, 2014 filed on November 17, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the nine-month period ended September 30, 2015:

	Common Stock and Paid-in Capital
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Impact of SCUSA Stock Option Activity	$(13,946)	$—	$(13,946)	$11,942	$(2,004)
Balance, End of period	$14,717,564	$—	$14,717,564	$11,942	$14,729,506

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$3,714,642	$122,480	$3,837,122	$9,295	$3,846,417
Comprehensive income attributable to SHUSA	407,919	(94,602)	313,317	(4,053)	309,264
Balance, End of period	$4,111,611	$27,878	$4,139,489	$5,242	$4,144,731

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$3,960,809	$86,113	$4,046,922	$5,473	$4,052,395
Comprehensive income attributable to NCI	295,222	$(68,483)	226,739	$(4,759)	221,980
Impact of SCUSA Stock Option Activity	24,957	$—	24,957	$45,071	70,028
Balance, End of period	$4,280,988	$17,630	$4,298,618	$45,785	$4,344,403

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$22,504,095	$208,593	$22,712,688	$14,768	$22,727,456
Comprehensive income attributable to SHUSA	435,456	(94,602)	340,854	(4,053)	336,801
Comprehensive income attributable to NCI	295,222	(68,483)	226,739	(4,759)	221,980
Impact of SCUSA Stock Option Activity	11,011	—	11,011	57,013	68,024
Balance, End of period	$23,236,735	$45,508	$23,282,243	$62,969	$23,345,212

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the nine-month period ended September 30, 2014:

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$1,394,090	$32,115	$1,426,205
Comprehensive income attributable to SHUSA	2,177,417	120,245	2,297,662	(26,178)	2,271,484
Balance, End of period	$3,560,557	$120,245	$3,680,802	$5,937	$3,686,739

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Comprehensive income attributable to NCI	$—	$383,175	$383,175	$291	$383,466
SCUSA Change in Control	3,872,370	(402,935)	3,469,435	14,010	3,483,445
Dividends paid to NCI	—	—	—	(20,667)	(20,667)
Impact of SCUSA Stock Option Activity	—	104,301	104,301	6,657	110,958
Balance, End of period	$3,872,370	$84,541	$3,956,911	$291	$3,957,202

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$13,544,983	$—	$13,544,983	$32,115	$13,577,098
Comprehensive income attributable to SHUSA	2,313,837	120,245	2,434,082	(26,178)	2,407,904
Comprehensive income attributable to NCI	—	383,175	383,175	291	383,466
SC Change in Control	3,872,370	(402,935)	3,469,435	14,010	3,483,445
Impact of SCUSA Stock Option Activity	—	104,301	104,301	6,657	110,958
Dividends paid to NCI	—	—	—	(20,667)	(20,667)
Balance, End of period	$22,240,033	$204,786	$22,444,819	$6,228	$22,451,047

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended September 30, 2014 filed on November 17, 2014.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2015:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$703,141	$(163,085)	$540,056	$(8,812)	$531,244
Provision for credit losses	2,728,118	285,112	3,013,230	(57,175)	2,956,055
Deferred tax expense	224,417	(122,027)	102,390	(46,669)	55,721
Depreciation, amortization and accretion	116,205	—	116,205	133,168	249,373
Net gain on sale of loans	(102,909)	—	(102,909)	(24,517)	(127,426)
Stock-based compensation	23,156	—	23,156	(3,626)	19,530
Net change in other assets and bank-owned life insurance	355,987	—	355,987	(85,556)	270,431
Net change in other liabilities	180,929	—	180,929	72,338	253,267
Net cash provided by operating activities	3,728,327	—	3,728,327	(20,849)	3,707,478
Proceeds from the sale of leased vehicles	1,750,928	—	1,750,928	7,603	1,758,531
Manufacturer incentives	993,991	—	993,991	(2,665)	991,326
Net cash used in investing activities	(14,389,842)	—	(14,389,842)	4,938	(14,384,904)
Net change in advance payments by borrowers for taxes and insurance	42,615	—	42,615	(238)	42,377
Proceeds from the issuance of common stock	87,713	—	87,713	(500)	87,213
Net cash provided by financing activities	13,096,163	—	13,096,163	(738)	13,095,425
Net increase in cash and cash equivalents	2,434,648	—	2,434,648	(16,649)	2,417,999
Cash and cash equivalents, beginning of period	2,234,725	—	2,234,725	(32,942)	2,201,783
Cash and cash equivalents, end of period	$4,669,373	$—	$4,669,373	$(49,591)	$4,619,782

(1) Originally reported amounts as included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2015 filed on November 13, 2015.
(2) Reported amounts included in Part II, Item 9B of the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$2,476,050	$204,787	$2,680,837	$(25,887)	$2,654,950
Gain on SCUSA Change in Control	(2,291,003)	—	(2,291,003)	10,976	(2,280,027)
Impairment of capitalized software	—	—	—	64,546	64,546
Provision for credit losses	2,034,721	(343,620)	1,691,101	(57,212)	1,633,889
Deferred tax expense	890,534	138,833	1,029,367	147,375	1,176,742
Depreciation, amortization and accretion	(291,638)	—	(291,638)	111,710	(179,928)
Net gain on sale of loans	(190,338)	—	(190,338)	54,827	(135,511)
Equity earnings on equity method investments	(7,607)	—	(7,607)	(476)	(8,083)
Proceeds from sales of loans held-for-sale	3,996,244	—	3,996,244	(54,877)	3,941,367
Net change in other assets and bank-owned life insurance	238,384	—	238,384	20,331	258,715
Net change in other liabilities	379,165	—	379,165	(231,145)	148,020
Net cash provided by operating activities	3,332,291	—	3,332,291	40,218	3,372,509
Purchases of leased vehicles	(4,579,833)	—	(4,579,833)	(262,577)	(4,842,410)
Proceeds from the sale of leased vehicles	410,529	—	410,529	(585)	409,944
Manufacturer incentives	564,376	—	564,376	203,928	768,304
Net cash used in investing activities	(10,628,505)	—	(10,628,505)	(59,234)	(10,687,739)
Net change in short-term borrowings	66,680	—	66,680	15,359	82,039
Net proceeds from long-term borrowings	29,068,188	—	29,068,188	(7,345)	29,060,843
Repayments of FHLB advances (with maturities greater than 90 days)	(913,635)	—	(913,635)	(8,311)	(921,946)
Net cash provided by financing activities	5,120,496	—	5,120,496	(298)	5,120,198
Net decrease in cash and cash equivalents	(2,175,718)	—	(2,175,718)	(19,314)	(2,195,032)
Cash and cash equivalents, end of period	$2,051,229	$—	$2,051,229	$(19,314)	$2,031,915

(1) Originally reported amounts as included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2015 filed on November 13, 2015.
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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act (the "FDIA"), the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Service-member Civil Relief Act , the Unfair and Deceptive Practices Act, the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the Board of Governors of the Federal Reserve System ("Federal Reserve") for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

Dodd-Frank Wall Street Reform and Consumer Protection Act ("DFA")

On July 21, 2010, the DFA, which instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the financial crisis was enacted and The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are completed and fully implemented, which could take several years, the enhanced regulation has involved and will continue to involve higher compliance costs and have negatively affected the Company's revenue and earnings.

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

The DFA established the Consumer Financial Protection Bureau (the “CFPB"), which has broad powers to set the requirements for the terms and conditions of consumer financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SCUSA, take steps to monitor and impose controls over vehicle dealer "mark-up" policies whereby dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers are allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). The Company believes this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. The Company plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

Volcker Rule

The DFA added new section 13 to the BHC Act which is commonly referred to as the “Volcker Rule” prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, will have a significant effect on banks and BHCs, including SHUSA and the Bank. In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC") and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule became effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum common equity tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. These requirements for SHUSA and the Bank went into effect on January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.
The final framework rules included new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for SHUSA and the Bank began on January 1, 2015 and will be phased in over three years.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2015, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.43% and 11.12%, respectively. Under the transitions provided under Basel III, the Bank's and SHUSA's CET1 ratio under the standardized approach, were 13.86% and 12.10%, respectively. The calculation of the CET1 ratio under both a fully phased in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, the Company believes that, as of September 30, 2015, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach where the most globally important covered companies (more than $700 billion in assets) and large regionals ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016. Based on management's interpretation of the final rule, that will be effective on January 1, 2016, SHUSA LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in the Company's stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to the Company’s 2014 capital plan. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 1, 2014, the Board of Directors of SC declared the May SC dividend. The Federal Reserve informed SHUSA on May 22, 2014 that it did not object to SC's payment of the May SC dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA's consolidated capital position would be unaffected by the May SC dividend. The Federal Reserve also informed SHUSA that, until the Federal Reserve issues a non-objection to SHUSA's capital plan, any future SC dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, SHUSA issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21.0 million.

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

Total Loss Absorbing Capacity

On October 30, 2015 the Federal Reserve released a notice of proposed rule-making (NPR) on total loss absorbing capacity ("TLAC"), long-term debt ("LTD"), and clean holding company requirements for systemically important U.S. BHCs and intermediate holding companies ("IHCs") of systemically important foreign banking organizations ("FBOs"). SHUSA, as the IHC for Santander in the U.S., will be subject to these requirements.

TLAC represents the amount of equity and debt a company must hold to facilitate its orderly liquidation. Under the Federal Reserve’s proposal, SHUSA would be required to hold loss absorbing equity and unsecured debt of 18.5% of risk-weighted assets ("RWAs") by January 1, 2019 and then 20.5% of RWAs by January 1, 2022. These amounts represent the TLAC requirement (16% by January 1, 2019 and then 18% by January 1, 2022) plus a TLAC buffer of 2.5%. The Federal Reserve's proposal also establishes a requirement for the LTD component of the TLAC. The LTD requirement for SHUSA would be 7% of RWAs by January 1, 2019.
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

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with global assets of $50 billion or more and of U.S. non-branch assets of $10 billion or more, including Santander, must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS, heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander is required to transfer its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. The IHC must be formed, with all but 10% of the non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

As discussed further in Note 18 of the Notes to the unaudited condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2015 and 2014. The following discussion has been updated to reflect the effects of the restatement.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Net interest income	$1,633,889	$1,616,003	$4,983,725	$4,348,178
Provision for credit losses	(937,165)	(746,663)	(2,956,055)	(1,633,889)
Total non-interest income	718,995	603,746	2,009,581	4,003,410
General and administrative expenses	(1,058,412)	(868,589)	(3,050,518)	(2,389,275)
Other expenses	(29,731)	(40,999)	(92,137)	(171,099)
Income before income taxes	327,576	563,498	894,596	4,157,325
Income tax provision	(201,369)	(208,303)	(363,352)	(1,502,375)
Net income(1)	$126,207	$355,195	$531,244	$2,654,950
(1) Includes non-controlling interest

The Company reported pre-tax income of $327.6 million and $0.9 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to pretax income of $563.5 million and $4.2 billion for the three-month and nine-month periods ended September 30, 2014. Factors contributing to these changes were as follows:

•
Net interest income increased $17.9 million and $635.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were primarily due to the increased interest income as a result of the growing retail installment contract and auto loan portfolio.

•
The provision for credit losses increased $190.5 million and increased $1.3 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. This increase was primarily due to the continued growth in the retail installment contract ("RIC"), auto loan portfolio and the related provisioning for these portfolios. .

•
Total non-interest income increased $115.2 million and decreased $2.0 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the nine-month period was primarily due to the one-time net gain recognized in the first quarter of 2014 related to the Change in Control. The increase for the three-month period was primarily due to higher lease income in the current period.

•
Total general and administrative expenses increased $189.8 million and $661.2 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to lease expense, as well as compensation and benefits.

•
Other expenses decreased $11.3 million and $79.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding period in 2014. The decrease in the nine-month period was primarily due to a one-time impairment charge on long-lived assets in 2014, while the decrease in the three-month period was primarily due to a one-time loss on debt extinguishment in the third quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
The income tax provision decreased $6.9 million and decreased $1.1 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase for the three-month period ended September 30, 2015 was primarily related to an increase in the reserve for uncertain tax positions in 2015. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information. The decrease for the nine-month period ended September 30, 2015 was due to the income tax provision on the gain on Change in Control that occurred in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	As Restated
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$24,060,298	$98,598	1.69%	$14,875,205	$72,524	2.19%
LOANS(2):
Commercial loans	30,076,697	238,056	3.21%	26,576,159	213,771	3.27%
Multi-family	9,207,838	89,198	3.88%	9,055,704	99,088	4.39%
Consumer loans:
Residential mortgages	6,700,834	66,186	3.95%	9,518,535	95,577	4.02%
Home equity loans and lines of credit	6,151,964	54,658	3.55%	6,194,698	55,918	3.61%
Total consumer loans secured by real estate	12,852,798	120,844	3.76%	15,713,233	151,495	3.86%
Retail installment contracts and auto loans	25,402,493	1,191,972	18.77%	22,085,958	1,137,996	20.61%
Personal unsecured	3,135,513	169,227	21.59%	2,029,004	178,288	35.15%
Other consumer(3)	1,118,594	25,556	9.14%	1,417,670	32,385	9.14%
Total consumer	42,509,398	1,507,599	14.19%	41,245,865	1,500,164	14.55%
Total loans	81,793,933	1,834,853	8.99%	76,877,728	1,813,023	9.45%
Allowance for loan losses (4)	(2,940,783)	—	—%	(1,448,594)	—	—%
NET LOANS	78,853,150	1,834,853	9.33%	75,429,134	1,813,023	9.67%
Intercompany Investments	14,640	222	6.07%	14,640	221	6.04%
TOTAL EARNING ASSETS	102,928,088	1,933,673	7.54%	90,318,979	1,885,768	8.52%
Other assets(5)	26,299,505			22,479,419
TOTAL ASSETS	$129,227,593			$112,798,398
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,523,046	$14,347	0.50%	$11,293,317	$10,782	0.38%
Savings	3,969,472	1,191	0.12%	4,015,718	1,328	0.13%
Money market	23,366,596	32,807	0.56%	20,230,827	23,952	0.47%
Certificates of deposit	7,904,938	17,260	0.87%	6,856,663	17,890	1.04%
TOTAL INTEREST BEARING DEPOSITS	46,764,052	65,605	0.56%	42,396,525	53,952	0.51%
BORROWED FUNDS:
FHLB advances	11,703,043	45,788	1.56%	8,192,461	66,443	3.24%
Federal funds and repurchase agreements	2,228	1	0.18%	—	—	—%
Other borrowings	35,637,711	188,168	2.11%	29,280,601	149,149	2.04%
TOTAL BORROWED FUNDS (6)	47,342,982	233,957	1.98%	37,473,062	215,592	2.30%
TOTAL INTEREST BEARING FUNDING LIABILITIES	94,107,034	299,562	1.27%	79,869,587	269,544	1.35%
Noninterest bearing demand deposits	8,267,126			8,004,591
Other liabilities(7)	3,513,885			2,680,958
TOTAL LIABILITIES	105,888,045			90,555,136
STOCKHOLDER’S EQUITY	23,339,548			22,243,262
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$129,227,593			$112,798,398
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,633,889			$1,616,003
NET INTEREST SPREAD (8)			6.27%			7.17%
NET INTEREST MARGIN (9)			6.38%			7.32%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	(As Restated)
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,041,105	$284,972	1.90%	$14,721,931	$215,085	2.19%
LOANS(2):
Commercial loans	29,469,567	687,054	3.16%	25,482,983	625,197	3.32%
Multi-family	8,740,276	269,276	4.11%	9,110,795	285,106	4.18%
Consumer loans:
Residential mortgages	6,832,880	202,632	3.95%	9,582,020	288,161	4.01%
Home equity loans and lines of credit	6,172,702	163,721	3.54%	6,218,685	166,548	3.57%
Total consumer loans secured by real estate	13,005,582	366,353	3.76%	15,800,705	454,709	3.84%
Retail installment contracts and auto loans	24,408,537	3,656,705	19.98%	19,059,779	3,000,584	20.99%
Personal unsecured	2,877,176	514,300	23.83%	1,636,746	450,790	36.72%
Other consumer(3)	1,196,014	81,070	9.04%	1,473,942	93,117	8.42%
Total consumer	41,487,309	4,618,428	14.84%	37,971,172	3,999,200	14.04%
Total loans	79,697,152	5,574,758	9.34%	72,564,950	4,909,503	9.04%
Allowance for loan losses (4)	(2,433,779)	—	—%	(1,208,256)	—	—%
NET LOANS	77,263,373	5,574,758	9.64%	71,356,694	4,909,503	9.19%
Intercompany investments	14,640	664	6.06%	19,897	834	5.59%
TOTAL EARNING ASSETS	98,319,118	5,860,394	7.98%	86,098,522	5,125,422	8.00%
Other assets(5)	25,781,372			20,188,129
TOTAL ASSETS	$124,100,490			$106,286,651
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,547,452	$40,599	0.47%	$10,965,718	$25,924	0.32%
Savings	3,960,464	3,621	0.12%	4,023,385	4,001	0.13%
Money market	22,666,266	94,850	0.56%	19,460,569	62,324	0.43%
Certificates of deposit	8,140,845	55,121	0.90%	7,363,777	59,459	1.08%
TOTAL INTEREST BEARING DEPOSITS	46,315,027	194,191	0.56%	41,813,449	151,708	0.48%
BORROWED FUNDS:
FHLB advances	9,158,535	133,324	1.94%	7,705,533	204,845	3.54%
Federal funds and repurchase agreements	15,586	18	0.15%	641	—	—%
Other borrowings	33,903,329	548,472	2.16%	25,757,396	419,857	2.17%
TOTAL BORROWED FUNDS (6)	43,077,450	681,814	2.11%	33,463,570	624,702	2.49%
TOTAL INTEREST BEARING FUNDING LIABILITIES	89,392,477	876,005	1.31%	75,277,019	776,410	1.38%
Noninterest bearing demand deposits	8,073,662			7,933,910
Other liabilities(7)	3,477,605			2,294,833
TOTAL LIABILITIES	100,943,744			85,505,762
STOCKHOLDER’S EQUITY	23,156,746			20,780,889
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$124,100,490			$106,286,651
TAXABLE EQUIVALENT NET INTEREST INCOME		$5,010,293			$4,360,721
NET INTEREST SPREAD (8)			6.67%			6.62%
NET INTEREST MARGIN (9)			6.80%			6.75%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$2,518	$2,250	$5,337	$5,811
Investments available-for-sale	85,293	61,069	239,755	182,324
Other investments	10,787	9,205	39,880	26,950
Total interest income on investment securities and interest-earning deposits	98,598	72,524	284,972	215,085
Interest on loans	1,834,853	1,813,023	5,574,758	4,909,503
Total Interest Income	1,933,451	1,885,547	5,859,730	5,124,588
INTEREST EXPENSE:
Deposits and customer accounts	65,605	53,952	194,191	151,708
Borrowings and other debt obligations	233,957	215,592	681,814	624,702
Total Interest Expense	299,562	269,544	876,005	776,410
NET INTEREST INCOME	$1,633,889	$1,616,003	$4,983,725	$4,348,178

Net interest income increased $17.9 million and $635.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. This was primarily due to interest income earned on continued growth in the retail installment contract and auto loans portfolio, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SCUSA's debt obligations in 2015 compared to 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $26.1 million and $69.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The average balances of investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2015 were $24.1 billion and $21.0 billion with an average yield of 1.69% and 1.90%, respectively, compared to average balances of $14.9 billion and $14.7 billion with an average yield of 2.19% and 2.19% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to increased interest from CMOs of $22.5 million and $38.1 million for the three-month and nine-month periods ended September 30, 2015.

Interest Income on Loans

Interest income on loans increased $21.8 million and $665.3 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest income on loans was primarily due to the growth in originations of the retail installment contract and auto loan and unsecured loan portfolios. Interest income on the retail installment contract and auto loans portfolio increased $54.0 million and $656.1 million, respectively, for the three-month and nine-month periods ended September 30, 2015 compared to the corresponding periods in 2014. This was offset by decreases in interest on mortgage loans of $29.4 million and $85.5 million for the three-month and nine-month periods ended September 30, 2015, respectively.

The average balance of total loans was $81.8 billion and $79.7 billion with an average yield of 8.99% and 9.34% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $76.9 billion and $72.6 billion with an average yield of 9.45% and 9.04% for the corresponding periods in 2014. The increase in the average balance of total loans of $4.9 billion and $7.1 billion was primarily due to the growth of the retail installment contract and auto loan portfolio. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $25.4 billion and $24.4 billion with an average yield of 18.77% and 19.98% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $22.1 billion and $19.1 billion with an average yield of 20.61% and 20.99% for the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $11.7 million and $42.5 million for the three-month and nine-month periods ended September 30, 2015 compared to the corresponding periods in 2014. The average balance of total interest-bearing deposits was $46.8 billion and $46.3 billion with an average cost of 0.56% for both the three-month and nine-month periods ended September 30, 2015, respectively, compared to an average balance of $42.4 billion and $41.8 billion with an average cost of 0.51% and 0.48% for the corresponding periods in 2014. The increase in interest expense on deposits and customer-related accounts during the nine-month period ended September 30, 2015 was primarily due to the increase in the volume of deposit accounts, along with a slight increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $18.4 million and $57.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest expense on borrowed funds was due to a $9.9 billion and $9.6 billion increase in total average borrowings for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were primarily due to $3.1 billion of new debt issued by SBNA and the Company and net $2.3 billion of SCUSA securitization activity. The average balance of total borrowings was $47.3 billion and $43.1 billion with an average cost of 1.98% and 2.11% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to an average balance of $37.5 billion and $33.5 billion with an average cost of 2.30% and 2.49% for the corresponding periods in 2014.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2015 was $937.2 million and $3.0 billion, respectively, compared to $0.7 billion and $1.6 billion for the corresponding periods in 2014. The activity for the three-month and nine-month periods ended September 30, 2015 is primarily related to retail installment contract and auto loan activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Allowance for loan losses, beginning of period	$2,834,653	$1,297,655	$1,701,602	$834,337
Charge-offs:
Commercial	(45,467)	(28,686)	(96,652)	(81,163)
Consumer	(1,480,645)	(973,284)	(3,302,922)	(1,729,911)
Total charge-offs	(1,526,112)	(1,001,970)	(3,399,574)	(1,811,074)
Recoveries:
Commercial	25,091	8,844	39,264	18,552
Consumer	496,347	408,754	1,501,914	739,242
Total recoveries	521,438	417,598	1,541,178	757,794
Charge-offs, net of recoveries	(1,004,674)	(584,372)	(1,858,396)	(1,053,280)
Provision for loan losses (1)	937,165	766,663	2,951,055	1,698,889
Other(2):
Consumer	—	(61,220)	(27,117)	(61,220)
Allowance for loan losses, end of period	$2,767,144	$1,418,726	$2,767,144	$1,418,726

Reserve for unfunded lending commitments, beginning of period	$137,641	$170,274	$132,641	$220,000
Provision for unfunded lending commitments (1)	—	(20,000)	5,000	(65,000)
Loss on unfunded lending commitments	—	(633)	—	(5,359)
Reserve for unfunded lending commitments, end of period	137,641	149,641	137,641	149,641
Total allowance for credit losses, end of period	$2,904,785	$1,568,367	$2,904,785	$1,568,367

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

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

The Company's net charge-offs increased for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014. The ratio of net loan charge-offs to average total loans was 1.2% and 2.3% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 0.8% and 1.5% for the corresponding periods in 2014.

Commercial loan net charge-offs as a percentage of average commercial loans, including multi-family loans, was less than 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2015 and 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2014. Consumer loan net charge-offs as a percentage of average consumer loans increased to 2.3% and 4.3% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 1.4% and 2.6% for the corresponding periods in the prior year.

The change in consumer net charge-offs for the three-month period ended September 30, 2015 was due to an increase in net charge-offs for the RIC and auto loans portfolio partially offset by a decrease in the residential mortgage and home equity portfolios net charge-offs. The change in consumer net charge-offs for the nine-month period was due to net charge-offs for the RIC and auto loans portfolio growing by approximately 111.5%, offset by residential mortgage and home equity portfolio charge-offs decreasing by approximately 11.0%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Consumer fees	$122,529	$93,183	$332,078	$276,052
Commercial fees	44,940	44,515	133,766	130,044
Mortgage banking income, net	31,317	97,576	85,484	127,285
Equity method investments income/(loss), net	1,624	(4,397)	(5,543)	8,083
Bank-owned life insurance	15,590	13,373	44,430	44,536
Lease income	364,634	232,298	1,017,711	516,718
Miscellaneous income	140,354	127,067	384,384	471,649
Net (loss)/gain recognized in earnings	(1,993)	131	17,271	2,429,043
Total non-interest income	$718,995	$603,746	$2,009,581	$4,003,410

Total non-interest income increased $115.2 million and decreased $2.0 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase for the three-month period ended September 30, 2015 was primarily due to an increase in lease income. The decrease for the nine-month period ended September 30, 2015 was primarily due to the one-time gain recognized in 2014 related to the Change in Control.

Consumer Fees

Consumer fees increased $29.3 million and $56.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to the $30.6 million and $69.6 million increases in servicing fees attributable to the Company's growing RIC and auto loan portfolio. This growth was offset by a decrease in insurance service and consumer deposit fees.

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

Net gains/(losses) from changes in MSR fair value resulted in loss of $13.5 million and a gain of $0.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to a loss of $2.7 million and $14.1 million for the corresponding periods in 2014. The carrying value of the related MSRs at September 30, 2015 and December 31, 2014 were $143.5 million and $145.0 million, respectively. The MSR asset fair value increase for the nine-month period September 30, 2015 was the result of increases in interest rates.

MSR principal reductions were $5.9 million and $19.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $5.7 million and $16.0 million in the corresponding periods in 2014. These changes were due to continued increases in prepayments and mortgage refinancing as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments

Equity Method Investments increased $6.0 million and decreased $13.6 million for the three-month and nine-month periods ended September 30, 2015, respectively. The decrease for the nine-month period ended September 30, 2015 was primarily due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014. The three-month period ended increase was due to amortization expense on housing loans that occurred in the third quarter of 2014.

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

Lease income

Lease income increased $132.3 million and $501.0 million, on an average leased vehicle portfolio balance of $9.0 billion and $7.2 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were the result of the Company's efforts to grow the lease portfolio.

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

The net loss realized for the three-month period ended September 30, 2015 was primarily comprised of the sale of corporate debt securities with a book value of $63.7 million for a gain of $0.4 million, offset by the sale of ABS with a book value of $419.6 million for a loss of $1.4 million. The net gain for the nine-month period ended September 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $517.6 million for a gain of $7.0 million, offset by the sale of ABS with a book value of $683.9 million for a loss of $0.2 million and OTTI of $1.1 million. The net gain realized for the three-month period ended September 30, 2014 was primarily due to the sale of corporate debt securities with a book value of $88.4 million for a gain of $0.1 million. The net gain realized for the nine-month period ended September 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $434.8 million for a gain of $4.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million.

Miscellaneous Income

Miscellaneous income increased $13.3 million and decreased $87.3 million for the three-month and nine-month periods ended September 30, 2015, compared to the corresponding periods in 2014. The decrease for the nine-month period was primarily due to changes in fair value associated with the portfolio of loans that the Company accounts for at the fair value option ("FVO").

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Compensation and benefits	$344,055	$290,121	$990,666	$892,680
Occupancy and equipment expenses	128,868	117,697	397,647	350,788
Technology expense	43,534	40,806	130,690	124,874
Outside services	80,688	57,870	184,588	136,979
Marketing expense	25,731	11,858	57,913	37,077
Loan expense	85,718	80,968	274,522	237,691
Lease expense	261,668	178,813	755,945	385,560
Other administrative expenses	88,150	90,456	258,547	223,626
Total general and administrative expenses	$1,058,412	$868,589	$3,050,518	$2,389,275

Total general and administrative expenses increased $189.8 million and $661.2 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. During the second quarter of 2015, the Bank closed 29 branches located throughout its footprint in order to gain operational efficiencies. These closures resulted in accelerated depreciation expense of $7.6 million of related assets and a vacancy accrual charge of $6.4 million in the form of rent expense. Additional factors contributing to these increases were as follows:

Compensation and benefits expense increased $53.9 million and $98.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. This primary driver of these increases was the Company's continued investment in personnel through increased salary, benefits, and headcount. During the third quarter of 2015, the Company initiated a process to improve its operating efficiency specifically focused on organizational simplification.

Occupancy and equipment expenses increased $11.2 million and $46.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These were primarily due to increases in depreciation expense for the three-month and nine-month periods ended September 30, 2015 of $6.5 million and $27.5 million, respectively, which accounted for 58.0% and 58.7% of the increase.

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

Loan expense increased $4.8 million and $36.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These increases were primarily due to increases of $9.9 million and $52.3 million in collection expenses associated with the growing retail installment contract and auto loan portfolio. The increase for the three-month period was offset by a decrease in loan origination expenses.

Lease expense increased $82.9 million and $370.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio.

Other administrative expenses decreased $2.3 million and increased $34.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, from the corresponding periods in 2014. The majority of the nine-month period ended increase was due to $25.9 million increase in legal fees recognized throughout the year.

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	As Restated
	(in thousands)
Amortization of intangibles	$15,887	$17,730	$49,031	$50,670
Deposit insurance premiums and other expenses	13,809	14,958	42,987	43,937
Loss on debt extinguishment	—	8,311	—	11,946
Impairment of long-lived assets	—	—	—	64,546
Investment expense on affordable housing projects	35	—	119	—
Total other expenses	$29,731	$40,999	$92,137	$171,099

Total other expenses decreased $11.3 million and $79.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The primary factors contributing to the decreases were:

Amortization of intangibles decreased $1.8 million and $1.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease was primarily due to a decrease in amortization of core deposit intangibles.

Deposit insurance premiums expenses decreased $1.1 million and $1.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These variances were caused by a change in FDIC insurance premium rates and assessments for the Bank.

There were no losses on debt extinguishment during the three-month and nine-month periods ended September 30, 2015 compared to $8.3 million and $11.9 million of losses in the three-month and nine-month periods ended September 30, 2014.

There were no impairment charges recorded on long-lived assets during 2015. In the second quarter of 2014, an impairment of long-lived assets charge of $64.5 million was recorded due to the restructuring of the Company's capitalized software.

The Company incurred an investment expense on affordable housing projects of $0.04 million and $0.1 million for the three-month and nine-month periods ended September 30, 2015. This expense was directly related to low income housing tax credit investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

Income tax provisions of $201.4 million and $363.4 million were recorded for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $208.3 million and $1.5 billion for the corresponding periods in 2014. This resulted in effective tax rates of 61.5% and 40.6% for the three-month and nine-month periods ended September 30, 2015, respectively, compared to 37.0% and 36.1% for the corresponding periods in 2014. The higher tax rate for the three-month and nine-month periods ended September 30, 2015 was primarily due to a discrete tax expense recognized during the three-month period ended September 30, 2015 to increase the reserve for income taxes under dispute with the United States on two financing transactions.

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

LINE OF BUSINESS RESULTS

General

Since the Original Filing of the September 30, 2015 Form 10-Q, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

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

The Company's segments at September 30, 2015 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking and SCUSA. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

Net interest income increased $8.0 million and $11.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of the Consumer and Business Banking segment's gross loans was $17.3 billion and $17.5 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $20.3 billion and $20.4 billion for the corresponding periods in 2014, driven by a troubled debt restructuring ("TDR") sale during the third quarter of 2014, and the securitization of $2.1 billion of mortgage loans to MBS as part of the securitization transactions. The average balance of deposits was $39.4 billion and $39.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $38.5 billion and $38.4 billion for the corresponding periods in 2014, driven by growth in money market accounts. Total non-interest income decreased $37.4 million and increased $99.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses decreased $29.0 million and $20.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, driven by an improvement in credit quality in 2015. Total expenses increased $37.3 million and $174.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, primarily due to increased consulting service fees, which were mostly related to the CCAR plan, as well as increased maintenance expenses.

Total assets for the nine-month period ended September 30, 2015 were $21.9 billion , compared to $21.9 billion for the corresponding period in 2014.

Commercial Banking

Net interest income increased $7.9 million and $25.0 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total average gross loans were $10.4 billion and $10.2 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $9.0 billion and $8.6 billion for the corresponding periods in 2014, driven by growth in the dealer lending and commercial equipment and vehicle funding ("CEVF") business lines. Total non-interest income increased $0.9 million and $0.1 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line, which was launched in 2014. The Commercial Banking segment ceased originations in the indirect leasing business line during the quarter ended June 30, 2015. The provision for credit losses decreased $40.4 million and increased $4.6 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $6.3 million and $24.4 million for the three-month and nine-month periods ended 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line.

Total assets were $15.8 billion for the nine-month period ended September 30, 2015, compared to $14.3 billion for the corresponding period in 2014, driven by the growth in the indirect leasing business line. Total average deposits were $9.0 billion and $8.9 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $7.9 billion and $7.4 billion for the corresponding period in 2014.

Commercial Real Estate

Net interest income increased $2.2 million and $14.7 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.The average balance of this segment's gross loans were $14.8 billion and $14.3 billion during the three month and nine-month periods ended September 30, 2015, respectively, compared to $14.3 billion and $14.4 billion for the corresponding periods in 2014. The average balance of deposits was $764.6 million and $791.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $862.5 million and $833.6 million during the corresponding periods in 2014.Total non-interest income increased $16.4 million and $11.3 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014 due to increased releases of recourse reserves during 2015. The provision for credit losses was $9.9 million and $22.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to provision releases of $84.2 million and $95.3 million for the corresponding periods in 2014. The increase in the provision was driven by loan growth in the segment. Total expenses decreased $6.3 million and $8.3 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total assets, which includes the related ACL, were $15.0 billion for the nine-month period ended September 30, 2015, compared to $14.2 billion for the corresponding period in 2014.

Global Corporate Banking

Net interest income increased $7.8 million and $25.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of this segment's gross loans was $9.9 billion and $9.4 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $8.1 billion and $7.5 billion for the corresponding periods in 2014. The average balance of deposits was $2.1 billion and $1.7 billion for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $1.2 billion and $1.1 billion for the corresponding periods in 2014. Total non-interest income decreased $2.0 million and increased $3.9 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses decreased $18.9 million and $11.4 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $0.3 million and $6.7 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

Total assets were $12.2 billion for the nine-month period ended September 30, 2015, compared to $9.8 billion for the corresponding period in 2014.

Other

Net interest income decreased $42.1 million and $87.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total non-interest income decreased $15.9 million and $28.5 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. There were provision for credit losses of $18.4 million and a release of $12.7 million for the three and nine-month period ended September 30, 2015, respectively, compared to a release of credit losses of $6.1 million and a provision release of $2.4 million and during the corresponding periods in 2014. Total expenses increased $21.7 million and $20.2 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014.

Total assets were $30.7 billion for the nine-month periods ended September 30, 2015, compared to $23.0 billion for the corresponding period in 2014.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Net interest income increased $122.1 million and $352.3 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods of 2014. Total non-interest income increased $93.5 million and $396.2 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. These increases in income were primarily attributable to increases in loans and leased vehicles during the year. A once off gain on change in control of $2.4 billion occurred in 2014 due to the consolidation of SCUSA. The provision for credit losses increased $1.8 million and increased $105.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $118.6 million and $226.1 million during the three-month and nine-month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Total assets were $35.3 billion for the nine-month period ended September 30, 2015, compared to $30.8 billion for the corresponding period of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	September 30, 2015		December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	As Restated
	(in thousands)
Commercial loans:
Commercial real estate loans	$8,495,182	10.4%	$8,739,233	11.5%	$8,685,950	11.6%
Commercial and industrial loans and other commercial	21,729,764	26.6%	19,196,154	25.2%	18,056,048	24.1%
Multi-family	9,600,527	11.8%	8,705,890	11.4%	8,941,466	12.0%
Total Commercial Loans	39,825,473	48.8%	36,641,277	48.1%	35,683,464	47.7%
Consumer loans secured by real estate:
Residential mortgages	6,688,928	8.2%	6,969,309	9.1%	7,525,710	10.1%
Home equity loans and lines of credit	6,159,536	7.6%	6,211,298	8.2%	6,219,873	8.3%
Total consumer loans secured by real estate	12,848,464	15.8%	13,180,607	17.3%	13,745,583	18.4%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,288,219	31.0%	22,430,453	29.4%	21,836,436	29.2%
Personal unsecured loans	2,528,739	3.1%	2,696,820	3.5%	2,131,371	2.9%
Other consumer	1,083,011	1.3%	1,306,562	1.7%	1,380,228	1.8%
Total Consumer Loans	41,748,433	51.2%	39,614,442	51.9%	39,093,618	52.3%
Total Loans	$81,573,906	100.0%	$76,255,719	100.0%	$74,777,082	100.0%
Total Loans with:
Fixed	$48,927,447	60.0%	$45,345,715	59.5%	$45,915,248	61.4%
Variable	32,646,459	40.0%	30,910,004	40.5%	28,861,834	38.6%
Total Loans	$81,573,906	100.0%	$76,255,719	100.0%	$74,777,082	100.0%

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

The consumer loan portfolio not secured by real estate increased $2.5 billion, or 9.3%, from December 31, 2014 to September 30, 2015, and increased $3.6 billion, or 14.0%, from September 30, 2014 to September 30, 2015. The growth from December 31, 2014 and September 30, 2014 was related to the retail installment contract and auto loan portfolio growth.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2015, 67.5% of the Company's RIC and auto loan portfolio and 32.1% of its personal unsecured loans portfolio were nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans nonetheless will experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because the Company's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

At September 30, 2015, a typical RIC was originated with an average APR of 16.9% and was purchased from the dealer at a discount of 2.2%. All of the Company's RICs and auto loans are fixed rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an allowance for loan losses to cover its estimate of inherent losses incurred as of the balance sheet date on its RICs. As of September 30, 2015, SCUSA's personal unsecured portfolio is held for sale and thus does not have a related allowance. The inclusion of SCUSA's nonprime loans within the Company's loan portfolio effective upon the Change in Control in 2014, among other things, resulted in an increase in the allowance for loan losses as a percentage of loans held for investment from 2.3% at December 31, 2014 to 3.5% at September 30, 2015.

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

Commercial

Commercial NPLs decreased $56.0 million from December 31, 2014 to September 30, 2015. At September 30, 2015, commercial NPLs accounted for 0.5% of total commercial loans, compared to 0.6% of total commercial loans at December 31, 2014. The decrease in commercial NPLs was primarily attributable to overall improvements in credit quality, including decreased delinquencies, TDRs, and net charge-offs.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$184,828	$126,628	$231,316	$142,026
Total loans	$6,688,928	$6,159,536	$6,969,309	$6,211,298
NPLs as a percentage of total loans	2.8%	2.1%	3.3%	2.3%
NPLs in foreclosure status	44.3%	21.7%	38.9%	13.7%

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
	(in thousands)

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

NPLs in the RIC and auto loan and consumer loans not secured by real estate portfolios decreased $343.4 million from December 31, 2014 to September 30, 2015. At September 30, 2015, non-performing consumer loans not secured by real estate accounted for 1.4% of total consumer loans not secured by real estate, compared to 2.9% of total consumer loans not secured by real estate at December 31, 2014. This decrease was attributable to a decline in the overall aging of the retail installment contracts and auto loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2015	December 31, 2014
	As Restated
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$102,560	$167,780
Commercial and industrial loans and other commercial	70,266	58,703
Multi-family	7,319	9,639
Total commercial loans	180,145	236,122
Consumer:
Residential mortgages	184,828	231,316
Consumer loans secured by real estate	126,628	142,026
RICs and auto loans - originated	538,929	227,132
RICs - purchased	412,175	755,590
Consumer not secured by real estate	43,925	32,864
Total consumer loans	1,306,485	1,392,166

Total non-accrual loans	1,486,630	1,628,288

Other real estate owned	40,692	65,051
Repossessed vehicles	154,057	126,309
Other repossessed assets	377	11,375
Total other real estate owned and other repossessed assets	195,126	202,735
Total non-performing assets	$1,681,756	$1,831,023

Past due 90 days or more as to interest or principal and accruing interest	$77,528	$93,152
Annualized net loan charge-offs to average loans (2)	3.1%	2.1%
Non-performing assets as a percentage of total assets	1.3%	1.5%
NPLs as a percentage of total loans	2.8%	2.1%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.1%	2.4%
ACL as a percentage of total non-performing assets (1)	172.7%	100.2%
ACL as a percentage of total NPLs (1)	195.4%	112.6%

(1)	The ACL is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the three-month period ended September 30, 2015.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2015. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $86.3 million and $71.8 million at September 30, 2015 and December 31, 2014, respectively. Potential problem consumer loans amounted to $3.3 billion and $3.4 billion at September 30, 2015 and December 31, 2014, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	September 30, 2015	December 31, 2014
	As Restated
	(in thousands)
Performing
Commercial	$117,607	$186,685
Residential mortgage	99,330	83,597
Retail installment contracts and auto loan	3,125,276	1,696,719
Other consumer	85,989	74,652
Total performing	3,428,202	2,041,653
Non-performing
Commercial	63,131	74,308
Residential mortgage	59,989	70,624
Retail installment contracts and auto loan	354,551	146,918
Other consumer	44,957	51,672
Total non-performing	522,628	343,522
Total	$3,950,830	$2,385,175

Performing TDRs totaled $3.4 billion at September 30, 2015, an increase of $1.4 billion compared to December 31, 2014. Non-performing TDRs totaled $522.6 million at September 30, 2015, an increase of $179.1 million compared to December 31, 2014. The following table provides a summary of TDR activity:

	Three-Month Period Ended September 30, 2015		Three-Month Period Ended September 30, 2014
	Retail installment contracts and auto loan	All other loans	Retail installment contracts and auto loan	All other loans(1)
	As Restated
	(in thousands)
TDRs, beginning of period(1)	$3,486,983	$494,919	$270,000	$985,471
New TDRs	992,946	6,952	573,044	48,091
Charged-Off TDRs	(315,600)	(1,263)	(24,353)	(8,444)
Sold TDRs	(566,359)	—	(958)	(435,664)
Payments on TDRs	(118,144)	(57,821)	(20,031)	(77,236)
TDRs, end of period(2)	$3,479,826	$442,787	$797,702	$512,218

(1) Excludes $17.2 million and $5.1 million of SCUSA personal unsecured loans at June 30, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $28.3 million and $12.2 million of SCUSA personal unsecured loans at September 30, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine-Month Period Ended September 30, 2015		Nine-Month Period Ended September 30, 2014
	Retail installment contracts and auto loan	All other loans(1)	Retail installment contracts and auto loan	All other loans(1)
	As Restated
	(in thousands)
TDRs, beginning of period(1)	$1,840,970	$527,064	$—	$1,003,643
New TDRs	3,298,055	55,922	861,699	106,218
Charged-Off TDRs	(728,901)	(7,786)	(32,539)	(17,001)
Sold TDRs	(603,088)	—	(1,001)	(440,673)
Payments on TDRs	(327,209)	(132,413)	(30,455)	(139,969)
TDRs, end of period(2)	$3,479,827	$442,787	$797,704	$512,218

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

Retail installment contracts

RICs were a new portfolio for the Company in 2014 as a result of the Change in Control. The RIC and auto loan portfolio is primarily comprised of nonprime loans (67.5% at September 30, 2015) which leads to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than its other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 8.2% of the Company’s total retail installment contract and auto loan portfolio at December 31, 2014 and 13.8% at September 30, 2015.

Other Consumer Loans

Performing other consumer loan TDRs increased from 59.1% of total other consumer loan TDRs at December 31, 2014 to 65.7% of total other consumer loan TDRs at September 30, 2015. This improvement is primarily attributable to the personal unsecured lending portfolio.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$408,656	48.8%	$401,553	48.2%
Consumer loans	2,313,154	51.2%	1,267,025	51.8%
Unallocated allowance	45,334	imm.	33,024	imm.
Total allowance for loan losses	2,767,144	100.0%	1,701,602	100.0%
Reserve for unfunded lending commitments	137,641		132,641
Total ACL	$2,904,785		$1,834,243

General

The ACL increased $1.1 billion from December 31, 2014 to September 30, 2015. The increase in the ACL was attributable to increased provisioning as a result of the continued growth in the Company's retail installment contract and auto loans portfolio.

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

The portion of the allowance for loan losses related to the commercial portfolio increased from $401.6 million at December 31, 2014 (1.1% of commercial loans) to $408.7 million at September 30, 2015 (1.0% of commercial loans). The primary factor resulting in the decrease of coverage is a result of improved portfolio risk distribution related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that has resulted in a decrease in reserve balances.

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

The allowance for consumer loans was $2.3 billion and $1.3 billion at September 30, 2015 and December 31, 2014, respectively. The allowance as a percentage of held for investment consumer loans was 6.0% at September 30, 2015 and 3.2% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to continued growth in the Company's RIC and auto loan portfolio.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

Goodwill totaled $9.0 billion at both September 30, 2015 and December 31, 2014.

The following table shows goodwill by reportable segments at September 30, 2015:

	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	GCB	SCUSA	Total
(As Restated)	(in thousands)
Goodwill at September 30, 2015	$1,550,176	$446,068	$1,297,055	$131,130	$5,527,055	$8,951,484

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.3 billion at September 30, 2015 and $1.2 billion at December 31, 2014. The $119.7 million increase for the nine-month period ended September 30, 2015 was primarily due to a $123.2 million increase in the deferred tax liability related to accelerated tax depreciation on leasing transactions; a $53.8 million decrease in the deferred tax asset for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes; a $20.6 million reduction in deferred tax assets related to a decrease in investment and market-related unrealized losses; and offset partially by $77.9 million decrease in the net deferred tax liability from the change in other than temporary differences, net operating loss carryforwards and tax credits.

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

OTHER ASSETS

Other assets at September 30, 2015 were $1.9 billion, compared to $2.9 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables and miscellaneous assets and receivables, offset by an increase in derivative assets.

Income tax receivables decreased $333.3 million, primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $624.9 million primarily due to investment trades unsettled at the end of 2014 that were received by September 30, 2015. These unsettled trades were primarily related to $579.6 million in sales of trading securities between December 31, 2014 and September 30, 2015. These decreases were offset by a $49.3 million increase in derivative assets primarily due to an increase in capital market trading.

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

The following schedule summarizes the actual capital balances of the Bank and SHUSA at September 30, 2015:

	BANK

	September 30, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.86%	6.50%	4.50%
Tier 1 capital ratio	13.86%	8.00%	6.00%
Total capital ratio	15.14%	10.00%	8.00%
Leverage ratio	11.69%	5.00%	4.00%
(1) As defined by OCC regulations.

	SHUSA

	September 30, 2015	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	12.10%	6.50%	4.50%
Tier 1 capital ratio	13.53%	8.00%	6.00%
Total capital ratio	15.31%	10.00%	8.00%
Leverage ratio	11.99%	5.00%	4.00%

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

SCUSA

SCUSA requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SCUSA funds its operations through its lending relationships with 14 third-party banks and Santander, as well as through securitizations in the ABS market and large flow agreements. SCUSA seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SCUSA has over $4.4 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

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

Available Liquidity

As of September 30, 2015, the Bank had approximately $22.6 billion in committed liquidity from the FHLB and the FRB. Of this amount, $6.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $22.4 billion and $13.7 billion, respectively. These amounts represented 40.3% and 26.0% of total deposits at September 30, 2015 and December 31, 2014, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Nine-Month Period Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$3,707,478	$3,372,509
Net cash (used in) investing activities	(14,384,904)	(10,687,739)
Net cash provided by financing activities	13,095,425	5,120,198

Cash provided by operating activities

Net cash provided by operating activities was $3.7 billion for the nine-month period ended September 30, 2015, which is comprised of net income of $531.2 million, $3.0 billion of provision for credit losses, $4.7 billion in proceeds from sales of LHFS, and $823.8 million in proceeds from sales of trading securities, offset by $5.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $3.4 billion for the nine-month period ended September 30, 2014, which was comprised of net income of $2.7 billion and $3.9 billion in proceeds from sales of LHFS, offset by $3.6 billion of originations of LHFS, net of repayments.

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

For the nine-month period ended September 30, 2014, net cash used in investing activities was $10.7 billion, primarily due to $3.9 billion of purchases of investment securities available-for-sale, $5.3 billion in normal loan activity and $4.8 billion in leased vehicle purchases, offset by $2.0 billion of investment sales, maturities and repayments and $1.6 billion in proceeds from sales of loans held for investment.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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

Identification, Governance and Monitoring of Models Used to Estimate the Credit Loss Allowance

Various deficiencies were identified in the credit loss allowance process related to review, monitoring and approval processes over models that aggregated to a material weakness. The following controls did not operate effectively:

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

Development, Approval, and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

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

Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman and CEO of SC. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with GAAP did not operate effectively, in that management failed to detect as part of the review procedures that regulatory approval was prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should not have been recorded.

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

This material weakness relates to the following financial statement line items: compensation and benefits expense, other liabilities, deferred tax liabilities, net, common stock and paid-in capital and the related disclosures within Note 13 - Accumulated Other Comprehensive Income/(Loss).

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We have identified control deficiencies in our financial reporting process as of September 30, 2015 that constitute material weaknesses, which contributed to the restatement of the unaudited condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended September 30, 2015 and restatement of the audited consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2014. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the enhancement of our model framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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