Form 10-K/A
period 2015-12-31
Santander Holdings USA, Inc.
filed 2016-12-08
CIK 811830

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
Yes ☑. No ☐.
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

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2015 (the "Form 10-K/A").

The Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the "SEC") on April 14, 2016 (the "Original Filing"). The Form 10-K/A is being filed to restate our audited consolidated financial statements for the years ended December 31, 2015, 2014, and 2013 to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in the Form 10-K/A reflects the correction of errors primarily related to (i) errors in our methodology for estimating credit loss allowance for retail installment contracts ("RICs") held for investment (ii) errors related to the lack of consideration of net discounts when estimating the allowance for credit losses ("ACL") for the non-troubled debt restructurings ("TDRs") portfolio of RICs held for investment, (iii) errors in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on RICs held for investment, and (iv) error in computing the present value of expected future cash flow whereby the TDRs' weighted average original contractual interest rate was utilized rather than the TDRs' weighted average original effective interest rate as required by accounting principles generally accepted in the United States of America ("GAAP"). The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the years ended December 31, 2015, 2014, and 2013. Further explanation regarding the restatement is set forth in Note 25 to the audited Consolidated Financial Statements included in the Form 10-K/A.

The following sections in the Original Filing have been corrected in the Form 10-K/A to reflect this restatement:

•	Part I - Item 1: Business

•	Part II - Item 6: Selected Financial Data

•	Part II - Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8: Financial Statements and Supplementary Data

•	Part II - Item 9A: Controls and Procedures

•	Part III - Item 13: Related Party Transactions

•	Part IV - Item 15: Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in the Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, the Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing.

4

FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Annual Report on Form 10-K/A of Santander Holdings USA, Inc. (“SHUSA” or the “Company”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions are intended to indicate forward-looking statements.

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
IT: Information Technology
ABS: Asset-backed securities	Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013
ACL: Allowance for credit losses	LCR: Liquidity coverage ratio
ADRs: American Depositary Receipts	LHFI: Loans held for investment
ALLL: Allowance for Loan and Lease Losses	LHFS: Loans held-for-sale
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	LIBOR: London Interbank Offered Rate
AOD: Assurance of Discontinuance	LIHTC: Low Income Housing Tax Credit
APR: Annual percentage rate	LTD: Long-term debt
ASC: Accounting Standards Codification	LTV: Loan-to-value
ASU: Accounting Standards Update	MBS: Mortgage-backed securities
ATM: Automated teller machine	Massachusetts AG: Massachusetts Attorney General
Bank: Santander Bank, National Association	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
BB&T: BB&T Corp.	MSR: Mortgage servicing right
BHC: Bank holding company	MVE: Market value of equity
BNY Mellon: Bank of New York Mellon	NCI: Non-controlling interest
BOLI: Bank-owned life insurance	NMD: Non-maturity deposits
Brokers: Independent parties	NMTC: New Markets Tax Credit
CBP: Citizens Bank of Pennsylvania	NPL: Non-performing loans
CCAR: Comprehensive Capital Analysis and Review	NPR: Notice of proposed rulemaking
CCART: Chrysler Capital Auto Receivables Trust	NPWMD: Non-Proliferation of Weapons of Mass Destruction
CD: Certificate(s) of deposit	NSFR: Net stable funding ratio
CEVF: Commercial equipment vehicle funding	NYSE: New York Stock Exchange
CET1: Common equity tier 1	OCC: Office of the Comptroller of the Currency
CFPB: Consumer Financial Protection Bureau	OEM: Original equipment manufacturer
CFTC: U.S. Commodity Futures Trading Commission	OIS: Overnight indexed swap
Change in Control: First quarter 2014 change in control and consolidation of SC	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	OREO: Other real estate owned
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	Original 10-K: Annual Report on Form 10-K for the year ended December 31, 2015, as originally filed with the SEC on April 14, 2016
CID: Civil investigative demand	OTC Derivatives: Over-the-counter derivatives
CLO: Collateralized loan obligations	OTS: Office of Thrift Supervision
CLTV: Combined loan-to-value	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
CMO: Collateralized mortgage obligation	OTTI: Other-than-temporary impairment
CODM: Chief Operating Decision Maker	Plan: Pension plan acquired during acquisition Independence Community Bank Corp.
Company: Santander Holdings USA, Inc.	REIT: Real estate investment trust

Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	RIC: Retail installment contracts
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	RSUs: Restricted stock units
CPR: Changes in anticipated loan prepayment rates	RV: Recreational vehicle
CRA: Community Reinvestment Act	RWA: Risk-weighted assets
DCF: Discounted cash flow	S&P: Standard & Poor's
DDFS: Dundon DFS LLC	Santander: Banco Santander, S.A.
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	Santander NY: New York branch of Banco Santander, S.A.
DOJ: Department of Justice	Santander Transaction: SHUSA became a wholly-owned subsidiary of Santander on January 30, 2009
DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities.	Santander US: [Used in Item 11] current composition of Santander Holdings USA, Inc.
DTI: Debt-to-income	Santander UK: Santander UK plc
DTL: Deferred tax liability	SBNA: Santander Bank, National Association
ECOA: Equal Credit Opportunity Act	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
EPS: Enhanced Prudential Standards	SC Common Stock: Common shares of SC
EMI: Equity method investment	SCF: Statement of Cash Flows
ETR: Effective tax rate	SC Transaction: The de-consolidation of SC from SHUSA on December 31, 2011
Exchange Act: Securities Exchange Act of 1934, as amended	SCI: Santander Consumer International PR, LLC
FASB: Financial Accounting Standards Board	SCRA: Servicemembers Civil Relief Act
FBO: Foreign banking organization	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
FDIA: Federal Deposit Insurance Act	SDGT: Specially Designated Global Terrorist
FDIC: Federal Deposit Insurance Corporation	SDN: Specially Designated Nationals and Blocked Persons
Federal Reserve: Board of Governors of the Federal Reserve System	SEC: Securities and Exchange Commission
FHLB: Federal Home Loan Bank	Securities Act: Securities Act of 1933, as amended
FHLMC: Federal Home Loan Mortgage Corporation	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, SC, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A. on July 2, 2015.
FICO: Fair Isaac Corporation® credit scoring model	SHUSA: Santander Holdings USA, Inc.
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SPE: Special purpose entity
FNMA: Federal National Mortgage Association	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FOMC: Federal Open Market Committee	Steck Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014
FRB: Federal Reserve Bank	TDR: Troubled debt restructuring
FSB: Financial Stability Board	TLAC: Total loss absorbing capacity
FVO: Fair value option	Trusts: Securitization trusts
GAAP: Accounting principles generally accepted in the United States of America	UPB: Unpaid Principle Balance
GCB: Global Corporate Banking	VIE: Variable interest entity
GSE: Government-sponsored entity	VOE: Voting rights entity
HQLA: High-quality liquid assets
IHC: U.S. intermediate holding company
IFRS: International Financial Reporting Standards
IPO: Initial public offering
IRS: Internal Revenue Service
ISDA: International Swaps and Derivatives Association, Inc.

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

During the first quarter of 2016, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses. As a result, the segments have been recast in this Form 10-K/A.

Consumer and Business Banking

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

Commercial Banking

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

Commercial Real Estate

The Commercial Real Estate segment offers commercial real estate loans and multifamily loans to customers.

Global Corporate Banking ("GCB")

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

The financial results for each of these reportable segments are included in Note 24 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within Management's Discussion & Analysis of Financial Condition and Results of Operations (MD&A) section of this Amended Form 10-K/A. These results have been presented based on the Company's management structure and management accounting practices. The structure and accounting practices are specific to the Company and, as a result, the financial results of the Company's reportable segments are not necessarily comparable with similar information for other financial institutions.

Subsidiaries

SHUSA had two principal consolidated majority-owned subsidiaries at December 31, 2015, the Bank and SC.

By July 1, 2016, due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the provisions of the Final Rule as discussed below under "Supervision and Regulation" section of Item 1 of this Form 10-K/A. As a result of this rule, Santander is required to transfer its U.S. non-bank subsidiaries currently outside the Company to the Company, which would become a U.S. intermediate holding company (an "IHC"), or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries. SHUSA must consolidate all but 10% of Santander's U.S. subsidiaries activity under an IHC by July 1, 2016.

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

As of December 31, 2015, the Bank's and the Company's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.36% and 11.01%, respectively. Under the transitions provided under Basel III, the Bank's and the Company's CET1 ratio under the standardized approach, were 13.81% and 11.97%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If regulators would interpret the rules differently, there could be an impact on the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, the Company believes that, as of December 31, 2015, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

The Bank’s lending activities are generally in compliance with applicable CRA requirements, and the Bank’s most recent public CRA report of the examination rated the Bank as “Outstanding,” the highest category. The OCC conducted a CRA examination that began in March 2014 covering the period from January 1, 2011 to December 31, 2013. This CRA examination is still open and the final results of the examination and rating have not been provided to the public.

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

During the period covered by this annual report:

•
Santander UK holds frozen savings and one current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts was negligible.

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

•
During the third quarter of 2015, two additional Santander UK customers were designated. A UK national designated by the U.S under the Specially Designated Global Terrorist ("SDGT") sanctions program and is on the U.S Department of the Treasury's Office of Foreign Assets Control's Specially Designated Nationals and Blocked Persons ("SDN") List. This customer holds a bank account which generated revenue of £183 combined during the third and fourth quarters of 2015. A stop was placed on the account. Net profits combined in the third and fourth quarters of 2015 in connection with this account were negligible relative to the overall profits of Santander. A second UK national is designated by the U.S. under the SDGT sanctions program and on the U.S. SDGT List. No transactions were made in the third or fourth quarter of 2015 and this account is blocked and in arrears.

•
In addition, during the fourth quarter of 2015, Santander UK identified one additional customer. UK national designated by the U.S, under the SDGT sanctions program and on the U.S. SDN List. The customer holds a bank account which generated negligible revenue during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Santander.

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

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. Our filings are also accessible through our website at http://www.santanderus.com/us/investorhareholderrelations. The information contained on our website is not being incorporated herein and is provided for the information of the reader and are not intended to be active links.

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

•
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

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations, and is subject to review by taxing authorities. We are subject to the income tax laws of the United States and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution, are reached. In establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates, and assumptions we use in preparing our tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.

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

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step to measure the amount of impairment, if any, must be performed. This second step involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. There were no impairments of goodwill recognized in 2013 or 2014. The Company recorded a goodwill impairment in the fourth quarter of 2015 related to the goodwill from the first quarter consolidation and Change in Control of SC recorded in its SC reporting unit. The stock price of SC has declined since December 31, 2015, and it is reasonably possible we may be required to record impairment of our remaining $1.0 billion of goodwill in periods subsequent to December 31, 2015. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

As of December 31, 2015, the Company and SC identified material weaknesses in internal controls over financial reporting. The consolidation of SC and the significance of its results to the Company have resulted in material weakness in internal controls at the Company. If SC is unable to timely remediate its material weaknesses, it could affect the Company's ability to effectively remediate its own material weaknesses.

Lapses in internal controls including internal control over financial reporting could materially and adversely affect our operations, liquidity and/or reputation.

We have identified control deficiencies in our financial reporting process as of December 31, 2015 that constitute material weaknesses, which contributed to the restatement of the audited consolidated financial statements in our previously filed Form 10-K for the year ended December 31, 2015. See Part II, Item 9A in this Form 10-K/A. We have initiated certain measures, including the enhancement of our model risk management framework and documentation process and increasing the number of employees on, and the expertise of, our financial reporting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company and its subsidiary, SC, received comment letters from the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance in August and November 2015 on their periodic reports on Form 10-K for the fiscal year ended December 31, 2014 and for the quarters ended September 30, 2015. As of December 7, 2016, the Company and SC each have responded to the comments received from the SEC as well as follow-up comments and questions raised in discussions with the SEC but neither the Company nor SC has received confirmation from the SEC that it has completed its review.

SHUSA's unresolved comments, in general, relate to the accounting methodologies for the fair value option loan portfolios associated with our retail installment contracts ("RICs") and auto loans portfolio, the ACL associated with our retail installment contracts and auto loan portfolio, executive compensation, and certain loan credit quality disclosures. In addition, SC's unresolved comments include, but are not limited to, estimating SC's credit loss allowance and certain TDR disclosures.

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

Refer to the "Liquidity and Capital Resources" section in Item 7, MD&A, for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA (As Restated)

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2015 (1)	2014 (1)	2013	2012 (12)	2011 (12)
Balance Sheet Data	(As Restated) (11)	(As Restated) (11)	(As Restated) (11)	(As Restated) (11)
Total assets(2)	$127,571,282	$118,820,880	$77,184,717	$85,794,560	$80,565,199
Loans held for investment, net of allowance	76,213,081	74,293,865	49,094,360	51,382,462	50,223,888
Loans held-for-sale at fair value	3,183,282	260,252	128,949	843,442	352,471
Total investments	21,875,754	17,559,005	12,466,635	19,737,743	16,133,946
Total deposits and other customer accounts	56,114,232	52,474,007	49,521,406	50,790,038	47,797,515
Borrowings and other debt obligations(3)	49,086,103	39,679,382	12,355,586	19,259,311	18,278,433
Total liabilities	107,989,507	96,093,424	63,607,619	72,548,200	67,969,036
Total stockholder's equity(4)	19,581,775	22,727,456	13,577,098	13,246,360	12,596,163
Summary Statement of Operations
Total interest income	$7,792,606	$6,971,856	$2,295,891	$2,547,881	$5,253,013
Total interest expense	1,204,325	1,054,723	782,120	873,758	1,388,199
Net interest income	6,588,281	5,917,133	1,513,771	1,674,123	3,864,814
Provision for credit losses(5)	4,012,956	2,413,243	46,850	385,780	1,319,951
Net interest income after provision for credit losses	2,575,325	3,503,890	1,466,921	1,288,343	2,544,863
Total non-interest income(6)	2,524,755	4,679,906	1,099,417	1,139,596	1,981,823
Total general and administrative expenses(7)	4,277,290	3,329,602	1,689,524	1,481,248	1,842,224
Total other expenses(8)	4,632,129	343,776	137,538	484,884	517,937
Income/(loss) before income taxes	(3,809,339)	4,510,418	739,276	461,807	2,166,525
Income tax provision/(benefit)(9)	(675,238)	1,610,958	83,416	(103,786)	908,279
Net (loss) / income including noncontrolling interest	$(3,134,101)	$2,899,460	$655,860	$565,593	$1,258,246
Selected Financial Ratios
Return on average assets(10)	(2.49)%	2.67%	0.82%	0.68%	1.37%
Return on average equity(10)	(13.50)%	13.65%	4.84%	4.33%	10.53%
Average equity to average assets(10)	18.45%	19.57%	16.96%	15.75%	12.97%
Efficiency ratio(10)	97.77%	34.66%	69.92%	69.88%	40.37%

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

(6)	The increase in Non-interest income in 2014 includes a $2.4 billion gain on acquisition, which is related to the Change in Control. Refer to the MD&A for further discussion.

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

(8)
Other expenses increased in 2015 due to an impairment charge to goodwill in the amount of $4.5 billion on the Company's consumer finance subsidiary. Other expenses in 2014 included a one-time impairment charge of $64.5 million related to long-lived assets. This also includes debt extinguishment charges of $127.1 million, $6.9 million and $38.7 million in 2014, 2013, and 2012, respectively.

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

(10)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

(11)	Refer to Note 25 of the Consolidated Financial Statements for additional information.

(12)
The cumulative effect of the errors described in Note 25 on the years-ended December 31, 2013, 2012 and 2011 was $11.3 million and has been recorded in the year ended December 31, 2013. In addition, the Company had incorrectly charged-off loans held for investment of $7.0 million during 2012 which has been corrected and restated in the 2012 financial data.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act ("DFA")

On July 21,2010 the DFA, was enacted. The DFAinstituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the financial crisis and includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. The enhanced regulation has and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

More specifically, the DFA imposes enhanced prudential standards on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions” ), including the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

The DFA mandates an enhanced supervisory framework, which means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC=. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as deemed appropriate.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which include SCUSA, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). The Company believes this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. The Company plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

The U.S. Basel III regulatory capital rules include new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and will be phased in over three years.

As of December 31, 2015, the Bank's and the Company's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.36% and 11.01%, respectively. Under the transitions provided under Basel III, the Bank's and the Company's CET1 ratio under the standardized approach, were 13.81% and 11.97%, respectively. The calculation of the CET1 ratio under both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, the Company believes that, as of December 31, 2015, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans. In March 2014 and 2015, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans submitted by the Company. In its 2015 public report on CCAR, the Federal Reserve cited widespread and critical deficiencies in the Company's capital planning processes, including specific deficiencies in governance, internal controls, risk identification and risk management, management information systems, and supporting assumptions and analysis. As a result of the 2014 and 2015 CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve's approval other than the continued payment of dividends on the Company's outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve. The Company submitted its annual capital plan on April 5, 2016 and expects to receive the Federal Reserve's assessment in mid-2016. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

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

Total Loss Absorbing Capacity

On October 30, 2015 the Federal Reserve released a notice of proposed rule making (NPR) on total loss absorbing capacity ("TLAC"), long-term debt ("LTD"), and clean holding company requirements for systemically important U.S. BHCs and intermediate holding companies ("IHCs") of systemically important foreign banking organizations ("FBOs"). SHUSA, as the IHC for Santander in the U.S., will be subject to these requirements.

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

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander transfered substantially all its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which became an IHC. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. As permitted by the Final Rule, the IHC was formed, with all but 10% of non-BHC assets included, on July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

As discussed further in Note 25 of the Notes to the audited consolidated financial statements contained in this Form 10-K/A, we are restating herein our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013. The following discussion has been updated to reflect the effects of the restatement.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,
	2015	2014
	(As Restated)	(As Restated)
	(in thousands)
Net interest income	$6,588,281	$5,917,133
Provision for credit losses	(4,012,956)	(2,413,243)
Total non-interest income	2,524,755	4,679,906
General and administrative expenses	(4,277,290)	(3,329,602)
Other expenses	(4,632,129)	(343,776)
(Loss)/income before income taxes	(3,809,339)	4,510,418
Income tax benefit/(provision)	675,238	(1,610,958)
Net (loss)/income(1)	$(3,134,101)	$2,899,460
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax loss of $3.8 billion for the year ended December 31, 2015, compared to pretax income of $4.5 billion for the year ended December 31, 2014. Factors contributing to these changes were as follows:

•
Net interest income increased $671.1 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the increased interest income on loans as a result of the growing RIC and auto loan portfolio.

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

•
Total general and administrative expenses increased $947.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to increases in lease expense and compensation and benefits throughout the year.

•
Other expenses increased $4.3 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to an impairment charge of goodwill in the fourth quarter of 2015 of $4.5 billion.

•
The income tax provision decreased $2.3 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease was due to the income tax provision on the gain on Change in Control that occurred in 2014 and the creation of a tax benefit from the impairment of goodwill in 2015.

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

The following table reconciles non-GAAP financial measures to GAAP.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Return on Average Assets:
Net (loss)/income	$(3,134,101)	$2,899,460	$655,860	$565,593	$1,258,246
Average assets	125,854,089	108,573,818	79,832,312	83,044,676	92,078,048
Return on average assets	(2.49)%	2.67%	0.82%	0.68%	1.37%

Return on Average Equity:
Net (loss)/income	$(3,134,101)	$2,899,460	$655,860	$565,593	$1,258,246
Average equity	23,215,709	21,249,196	13,543,840	13,075,464	11,944,901
Return on average equity	(13.50)%	13.65%	4.84%	4.33%	10.53%

Average Equity to Average Assets:
Average equity	$23,215,709	$21,249,196	$13,543,840	$13,075,464	$11,944,901
Average assets	125,854,089	108,573,818	79,832,312	83,044,676	92,078,048
Average equity to average assets	18.45%	19.57%	16.96%	15.75%	12.97%

Efficiency Ratio:
General and administrative expenses	$4,277,290	3,329,602	$1,689,524	$1,481,248	$1,842,224
Other expenses	4,632,129	343,776	137,538	484,884	517,937
Total expenses (numerator)	8,909,419	3,673,378	1,827,062	1,966,132	2,360,161

Net interest income	$6,588,281	$5,917,133	$1,513,771	$1,674,123	$3,864,814
Non-interest income	2,524,755	4,679,906	1,099,417	1,139,596	1,981,823
Total net interest income and non- interest income (denominator)	9,113,036	10,597,039	2,613,188	2,813,719	5,846,637

Efficiency ratio	97.77%	34.66%	69.92%	69.88%	40.37%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	SBNA		SHUSA
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	Common Equity Tier 1(1)	Tier 1 Common Capital (2)	Common Equity Tier 1(1)	Tier 1 Common Capital (2)
	(dollars in thousands)
Total stockholder's equity	$13,325,978	$13,192,333	$17,136,805	$18,675,061
Add/(Subtract):
Preferred stock	—	—	(195,445)	(195,445)
Goodwill	(3,402,637)	(3,402,637)	(4,444,389)	(8,951,484)
Intangible assets	(131,747)	(322,237)	(639,055)	(704,236)
Deferred taxes on goodwill and intangible assets	344,678	341,793	584,805	1,682,709
Other adjustments to CET1/Tier 1 common	—	(23,952)	638,892	1,570,014
Disallowed deferred tax assets	(418,420)	(1,052,921)	(244,388)	(1,210,951)
Accumulated other comprehensive loss	139,804	98,777	139,641	96,410
Common equity tier 1/Tier 1 common capital (numerator)	$9,857,656	$8,831,156	$12,976,866	$10,962,078
Risk weighted assets (denominator)(3)	$71,395,253	$66,762,918	$108,395,130	$100,605,835
Ratio	13.81%	13.23%	11.97%	10.90%

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
	YEAR ENDED DECEMBER 31,
	2015 (1), AS RESTATED			2014(1), AS RESTATED			2013, AS RESTATED
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$22,112,946	$390,336	1.85%	$15,484,051	$304,035	2.20%	$17,995,203	$375,559	2.09%
LOANS(2):
Commercial loans	29,882,943	921,520	3.13%	25,934,861	842,455	3.30%	24,380,697	822,802	3.42%
Multifamily	8,927,502	361,858	4.06%	9,032,193	375,949	4.17%	7,799,415	344,757	4.44%
Consumer loans:
Residential mortgages	6,759,740	267,429	3.96%	8,956,321	364,136	4.07%	10,158,329	232,025	3.60%
Home equity loans and lines of credit	6,170,036	218,017	3.53%	6,218,560	223,186	3.59%	6,439,009	408,141	4.02%
Total consumer loans secured by real estate	12,929,776	485,446	3.75%	15,174,881	587,322	3.87%	16,597,338	640,166	3.86%
Retail installment contracts and auto loans	24,628,954	4,843,839	19.67%	19,864,890	4,100,193	20.64%	169,288	12,557	7.42%
Personal unsecured	2,796,803	684,731	24.48%	1,830,034	638,839	34.91%	453,306	49,551	10.93%
Other consumer(3)	1,159,887	104,876	9.04%	1,440,909	123,063	8.54%	1,491,051	89,076	5.97%
Total consumer	41,515,420	6,118,892	14.74%	38,310,714	5,449,417	14.22%	18,710,983	791,350	4.23%
Total loans	80,325,865	7,402,270	9.23%	73,277,768	6,667,821	9.12%	50,891,095	1,958,909	3.88%
Allowance for loan and lease losses (4)	(2,552,608)	—	—%	(1,294,958)	—	—%	(937,398)	—	—%
NET LOANS	77,773,257	7,402,270	9.54%	71,982,810	6,667,821	9.28%	49,953,697	1,958,909	3.95%
Intercompany investments(10)	14,640	886	6.07%	18,572	1,055	5.68%	—	—	—%
TOTAL EARNING ASSETS	99,900,843	7,793,492	7.83%	87,485,433	6,972,911	8.03%	67,948,900	2,295,892	3.46%
Other assets(5)	25,953,246			21,088,385			11,883,412
TOTAL ASSETS	$125,854,089			$108,573,818			$79,832,312
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,523,138	$55,246	0.48%	$11,163,159	$38,131	0.34%	$9,594,230	$15,280	0.16%
Savings	3,953,200	4,768	0.12%	3,993,387	5,281	0.13%	3,849,615	5,377	0.14%
Money market	22,957,561	127,214	0.55%	19,911,128	89,043	0.45%	18,065,866	78,198	0.43%
Certificates of deposit	8,143,775	73,652	0.90%	7,310,390	77,338	1.06%	10,391,908	112,663	1.08%
TOTAL INTEREST BEARING DEPOSITS	46,577,674	260,880	0.56%	42,378,064	209,793	0.50%	41,901,619	211,518	0.50%
BORROWED FUNDS:
Federal Home Loan Bank advances	10,208,082	181,397	1.78%	7,675,404	262,456	3.42%	10,335,211	330,027	3.19%
Federal funds and repurchase agreements	14,535	27	0.19%	1,014	1	0.10%	535,800	2,111	0.39%
Other borrowings	34,160,493	762,021	2.23%	26,808,151	582,473	2.17%	3,588,585	238,463	6.64%
TOTAL BORROWED FUNDS (6)	44,383,110	943,445	2.13%	34,484,569	844,930	2.45%	14,459,596	570,601	3.95%
TOTAL INTEREST BEARING FUNDING LIABILITIES	90,960,784	1,204,325	1.32%	76,862,633	1,054,723	1.37%	56,361,215	782,119	1.39%
Noninterest bearing demand deposits	8,145,948			8,003,908			7,940,852
Other liabilities(7)	3,531,648			2,458,081			1,986,405
TOTAL LIABILITIES	102,638,380			87,324,622			66,288,472
STOCKHOLDER’S EQUITY	23,215,709			21,249,196			13,543,840
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$125,854,089			$108,573,818			$79,832,312

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TAXABLE EQUIVALENT NET INTEREST INCOME					$1,565,857
NET INTEREST SPREAD (8)		6.50%		6.66%		2.07%
NET INTEREST MARGIN (9)		6.63%		6.82%		2.23%
TAX EQUIVALENT BASIS ADJUSTMENT					(52,086)
NET INTEREST INCOME	6,588,281		5,917,133		1,513,771
Ratio of interest-earning assets to interest-bearing liabilities		1.10x		1.14x		1.21x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

NET INTEREST INCOME

	Year Ended December 31,
	2015	2014
	(As restated)	(As restated)
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$8,556	$8,468
Investments available-for-sale	329,556	258,646
Other investments	52,224	36,921
Total interest income on investment securities and interest-earning deposits	390,336	304,035
Interest on loans	7,402,270	6,667,821
Total Interest Income	7,792,606	6,971,856
INTEREST EXPENSE:
Deposits and customer accounts	260,880	209,793
Borrowings and other debt obligations	943,445	844,930
Total Interest Expense	1,204,325	1,054,723
NET INTEREST INCOME	$6,588,281	$5,917,133

Net interest income increased $671.1 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This was primarily due to interest income earned on continued growth in the RIC and auto loan portfolio and one additional month of interest income on SC's loan portfolio in 2015 compared to 2014, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SC's debt obligations in 2015 compared to 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $86.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2015 was $22.1 billion with an average yield of 1.85%, compared to an average balance of $15.5 billion with an average yield of 2.20% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to an increase of $63.1 million in collateralized mortgage obligations ("CMOs") as the average balance increased to $8.2 billion from $4.6 billion for the year ended December 31, 2015 compared to the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income on Loans

Interest income on loans increased $734.4 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase in interest income on loans was primarily due to the growth in originations of the RIC and auto loans and unsecured loan portfolios. Interest income on the RIC and auto loans portfolio increased $743.6 million for the year ended December 31, 2015 compared to the corresponding period in 2014. This was offset by a decrease in interest on residential mortgage loans of $96.7 million for the year ended December 31, 2015.

The average balance of total loans was $80.3 billion with an average yield of 9.23% for the year ended December 31, 2015, compared to $73.3 billion with an average yield of 9.12% for the corresponding period in 2014. The increase in the average balance of total loans of $7.0 billion was primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increase, was $24.6 billion with an average yield of 19.67% for the year ended December 31, 2015, compared to $19.9 billion with an average yield of 20.64% for the corresponding period in 2014.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $51.1 million for the year ended December 31, 2015 compared to the corresponding period in 2014. The average balance of total interest-bearing deposits was $46.6 billion with an average cost of 0.56% for the year ended December 31, 2015, compared to an average balance of $42.4 billion with an average cost of 0.50% for the corresponding period in 2014. The increase in interest expense on deposits and customer-related accounts during the year ended December 31, 2015 was primarily due to the increase in the volume of deposit accounts, along with an increase in average interest rates.

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the year ended December 31, 2015 was $4.0 billion, compared to $2.4 billion for the corresponding period in 2014. The activity for the year ended December 31, 2015 is primarily related to RIC and auto loan activity. At the date of the Change in Control of SC, the Company recognized the purchased loans at fair value with no allowance for loan losses pursuant to the business combination guidance in ASC 805. Subsequent to the Change in Control, for the purchased portfolios for which we have not elected the FVO, the Company recognizes provisions for credit losses, when incurred losses on the portfolio exceed the unaccreted purchase discount. The activity in the ALLL for the years ended December 31, 2015 and 2014 was as follows:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2015	2014
	(As Restated)	(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$1,701,602	$834,337
Charge-offs:
Commercial	(165,682)	(109,718)
Consumer	(4,434,574)	(2,664,747)
Total charge-offs	(4,600,256)	(2,774,465)
Recoveries:
Commercial	61,364	40,379
Consumer	2,026,918	1,167,328
Total recoveries	2,088,282	1,207,707
Charge-offs, net of recoveries	(2,511,974)	(1,566,758)
Provision for loan and lease losses (1)	3,998,200	2,495,243
Other(2):
Consumer	(27,117)	(61,220)
Allowance for loan and lease losses, end of period	$3,160,711	$1,701,602

Reserve for unfunded lending commitments, beginning of period	$132,641	$220,000
Provision for unfunded lending commitments (1)	14,756	(82,000)
Loss on unfunded lending commitments	—	(5,359)
Reserve for unfunded lending commitments, end of period	147,397	132,641
Total allowance for credit losses ("ACL"), end of period	$3,308,108	$1,834,243

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

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

The Company's net charge-offs increased for the year ended December 31, 2015, compared to the corresponding period in 2014. The ratio of net loan charge-offs to average total loans was 3.1% for the year ended December 31, 2015, compared to 2.2% for the corresponding period in 2014.

Consumer loan net charge-offs as a percentage of average consumer loans increased to 5.8% for the year ended December 31, 2015 compared to 4.0% for the year ended December 31, 2014. The increases in consumer loan net charge-offs as a percentage of average consumer loans is primarily attributable to SC's personal unsecured loan portfolios being reclassified as held-for-sale, as well as the lower of cost or fair value adjustments on certain RICs and auto loans, which were reflected as charge-offs of $451.0 million for the year ended December 31, 2015.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Year Ended December 31,
	2015	2014
	(As Restated)	(As Restated)
	(in thousands)
Consumer fees	$454,697	$382,854
Commercial fees	187,539	185,373
Mortgage banking income, net	107,983	204,558
Equity method investments (loss)/income, net	(8,818)	8,515
Bank-owned life insurance	57,913	60,278
Capital markets revenue	37,408	51,671
Lease income	1,489,574	790,737
Miscellaneous income	181,457	551,123
Net gain recognized in earnings	17,002	2,444,797
Total non-interest income	$2,524,755	$4,679,906

Total non-interest income decreased $2.2 billion for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease for the year ended December 31, 2015 was primarily due to the one-time gain recognized in 2014, included in Net gain recognized in earnings, related to the Change in Control.

Consumer Fees

Consumer fees increased $71.8 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the $89.6 million increase in loan servicing fees, which is largely attributable to the Company's growing RIC and auto loan portfolio. This growth was offset by a decrease in insurance service and consumer deposit fees.

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

Net gains/(losses) from changes in MSR fair value resulted in a gain of $3.9 million for the year ended December 31, 2015, compared to a loss of $2.8 million for the corresponding period in 2014. The carrying value of the related MSRs at December 31, 2015 and December 31, 2014 were $147.2 million and $145.0 million, respectively. The MSR asset fair value increase for the year ended December 31, 2015 was the result of increases in interest rates.

The Company recognized $24.7 million of principal reductions for the year ended December 31, 2015, compared to $22.0 million for the corresponding period in 2014. This increase was due to continued increases in prepayments and mortgage refinancing as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments (Loss) / Income, net

Equity method investments (loss) / income, net decreased $17.3 million for the year ended December 31, 2015. The decrease for the year ended December 31, 2015 was primarily attributable to the Change in Control. In 2014 the Company included one month of accounting for SC as an equity method investment prior to the Change in Control. The Company began accounting for SC as a consolidated subsidiary beginning January 28, 2014. For further discussion see Item 1 Business.

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

Lease income

Lease income increased $698.8 million, on an average leased vehicle portfolio balance of $7.6 billion for the year ended December 31, 2015, compared to an average balance of $4.4 billion for the corresponding period in 2014. This increase was the result of the Company's efforts to grow the lease portfolio.

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

Miscellaneous Income

Miscellaneous income decreased $369.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The decrease for the year ended December 31, 2015 was primarily due to a $235.9 million decrease in fair value associated with the portfolio of loans that the Company accounts for at the fair value option ("FVO"). The decrease was also attributable to a reclassification that the Company made of their personal unsecured loans from held-for-investment ("HFI") to held-for-sale ("HFS") in the third quarter of 2015 and credit losses attributed to these portfolios. For further discussion please see Note 5.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2015	2014
	As Restated	As Restated
	(in thousands)
Compensation and benefits	$1,367,088	$1,214,348
Occupancy and equipment expenses	541,291	470,439
Technology expense	178,078	163,015
Outside services	277,296	195,313
Marketing expense	80,179	52,448
Loan expense	369,536	324,328
Lease expense	1,121,734	595,711
Other administrative expenses	342,088	314,000
Total general and administrative expenses	$4,277,290	$3,329,602

Total general and administrative expenses increased $947.7 million for the year ended December 31, 2015 from the corresponding period in 2014. Factors contributing to these increases were as follows:

•
Compensation and benefits expense increased $152.7 million for the year ended December 31, 2015 from the corresponding period in 2014. The primary driver of this increase was the Company's continued investment in personnel through increased salary, benefits and headcount. During the third quarter, the Company initiated a process to improve its operating efficiency, specifically focused on organizational simplification. As a result of this process, the Company incurred a severance accrual of $28.0 million for the year ended December 31, 2015.

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

•
Loan expense increased $45.2 million for the year ended December 31, 2015 from the corresponding period in 2014. This increase was primarily due to an increase of $63.9 million in collection expenses largely associated with the growing RIC and auto loan portfolio. The increase was offset by a decrease in loan servicing expenses.

•
Lease expense increased $526.0 million for the year ended December 31, 2015 from the corresponding period in 2014. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

•
Other administrative expenses increased $28.1 million for the year ended December 31, 2015 from the corresponding period in 2014. The increase was due to a $8.4 million increase of legal fees and a $24.8 million increase in non-income related tax expenses that were recognized throughout the year. This was offset by a $11.7 million decrease in employee expenses throughout the year.

OTHER EXPENSES

	Year Ended December 31,
	2015	2014
	(As Restated)	(As Restated)
	(in thousands)

Amortization of intangibles	$67,932	$96,421
Deposit insurance premiums and other expenses	56,946	55,746
Loss on debt extinguishment	—	127,063
Impairment of capitalized software	—	64,546
Impairment of goodwill	4,507,095	—
Investment expense on affordable housing projects	156	—
Total other expenses	$4,632,129	$343,776

Total other expenses increased $4.3 billion for the year ended December 31, 2015 compared to the corresponding period in 2014. The primary factors contributing to the increase were:

Amortization of intangibles decreased $28.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This decrease was primarily due to an impairment of $28.5 million recognized in 2014 offset by a fourth quarter 2015 impairment of $3.5 million of the Company's indefinite-lived trade name. For further discussion on the impairment of this indefinite-lived trade name, please see Note 9 of the Consolidated Financial Statements.

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

There was no impairment charges recorded on capitalized software during 2015. In the second quarter of 2014, an impairment of capitalized software charge of $64.5 million was recorded due to the restructuring of the Company's capitalized software.

For the year ended December 31, 2015 the Company recorded an impairment of goodwill in the amount of $4.5 billion. For further discussion on this matter, see the section of the MD&A captioned "Goodwill".

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

INCOME TAX PROVISION

An income tax benefit of $675.2 million was recorded for the year ended December 31, 2015, compared to an income tax provision of $1.6 billion for the corresponding period in 2014. This resulted in effective tax rates of 17.7% for the year ended December 31, 2015, compared to 35.7% for the corresponding period in 2014.

The lower income tax provision in 2015 was primarily due to two drivers. In 2015, the Company recognized an impairment of the goodwill with respect to its investment in SC, which reduced the Company's deferred tax liability for the excess carrying value over its tax basis in the investment. The Company recognized a tax benefit of $996.1 million for the reduction in the deferred tax liability. In 2014, the Company recognized a tax expense of $913.4 million (approximately $837.6 million of which was deferred) on a book gain of $2.4 billion related to the Change in Control. The book gain was primarily due to the excess of fair value over the carrying value of the assets on SC's books at the time of the Change in Control. The $837.6 million of deferred tax liability would be recognized upon the Company's disposition of its interest in SC or if the goodwill associated with the Change in Control becomes impaired.

The lower effective tax rate for the year ended December 31, 2015 was driven primarily by two components. The first was the 2015 impairment of goodwill related to the Company's investment in SC in the amount of $4.5 billion, which put the Company in a consolidated pretax loss position. The Company is not able to recognize a tax benefit for the impairment. In addition, the Company increased the reserve for income taxes under dispute with the United States for certain financing transactions by $104.2 million. Both of these items reduce the overall effective tax rate on a pretax base that is a loss.

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

LINE OF BUSINESS RESULTS

General

Since the Original Filing of the December 31, 2015 Form 10-K, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

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

The Company's segments at December 31, 2015 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking and SC. For additional information with respect to the Company's reporting segments, see Note 24 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

Net interest income increased $21.8 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of the Consumer and Business Banking segment's gross loans was $17.4 billion for the year ended December 31, 2015, compared to $19.8 billion for the corresponding period in 2014, the decrease driven by a troubled debt restructuring ("TDR") sale during the third quarter of 2014, and the securitization of $2.1 billion of mortgage loans to MBS as part of securitization transactions. The average balance of deposits was $39.4 billion for the year ended December 31, 2015, compared to $38.4 billion for the corresponding period in 2014, primarily driven by growth in money market accounts. Total non-interest income increased $81.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The provision for credit losses decreased $24.6 million for the year ended December 31, 2015, compared to the corresponding period in 2014, driven by an improvement in credit quality in 2015. Total expenses increased $240.8 million for the year ended December 31, 2015, compared to the corresponding period in 2014, primarily due to increased consulting service fees, which was mostly related to the CCAR plan, as well as increased maintenance expenses.

Total assets for the year ended December 31, 2015 was $21.6 billion, compared to $22.3 billion for the corresponding period in 2014. The decrease was primarily driven by a decrease within the mortgage loan portfolio.

Commercial Banking

Net interest income increased $34.0 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total average gross loans was $10.4 billion for the year ended December 31, 2015, compared to $8.8 billion for the corresponding period in 2014, driven by growth in the dealer lending and commercial equipment and vehicle funding ("CEVF") business lines. Total non-interest income increased $3.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014, due primarily to growth in the indirect leasing business line, which was launched in 2014. The Commercial Banking segment ceased originations in the indirect leasing business line during the second quarter of 2015. The provision for credit losses decreased $9.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014, driven by a reversal of a management adjustment to provisions for Business Banking. Total expenses increased $34.1 million for the year ended 2015, compared to the corresponding period in 2014, due primarily to growth in the indirect leasing business line.

Total assets was $16.6 billion for the year ended December 31, 2015, compared to $15.1 billion for the corresponding period in 2014, driven by the growth in the indirect leasing business line. Total average deposits was $8.9 billion for the year ended December 31, 2015, compared to $7.8 billion for the corresponding period in 2014, driven by the growth in non-interest bearing core deposits.

Commercial Real Estate

Net interest income increased $23.1 million during the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of this segment's gross loans was $14.5 billion and $14.3 billion, for the years ended December 31, 2015 and 2014, respectively. The average balance of deposits remained flat at $0.8 billion during the year ended December 31, 2015. Total non-interest income increased $7.4 million during the year ended December 31, 2015, compared to the corresponding period in 2014 due to increased releases of recourse reserves during 2015. The provision for credit losses was $25.7 million for the year ended December 31, 2015, compared to provision releases of $98.2 million for the corresponding period in 2014 Total expenses decreased $8.2 million during the year ended December 31, 2015, compared to the corresponding period in 2014.

Total assets, which includes the related ACL, was $15.1 billion for the year ended December 31, 2015, compared to $14.0 billion for the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Corporate Banking

Net interest income increased $38.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The average balance of this segment's gross loans was $9.6 billion for the year ended December 31, 2015, compared to $7.7 billion for the corresponding period in 2014. The average balance of deposits was $1.8 billion for the year ended December 31, 2015, compared to $1.2 billion for the corresponding period in 2014. Total non-interest income increased $5.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. The provision for credit losses increased $40.2 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total expenses increased $7.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014.

Total assets was $12.1 billion for the year ended December 31, 2015, compared to $10.2 billion for the corresponding period in 2014.

Other

Net interest income decreased $128.6 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total non-interest income decreased $92.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. There was a provision for credit losses of $8.2 million for the year ended December 31, 2015, compared to a provision of $1.3 million during the corresponding period in 2014. Total expenses decreased $23.4 million during the year ended December 31, 2015, compared to the corresponding period in 2014.

Total assets was $26.6 billion for the year ended December 31, 2015, compared to $25.3 billion for the corresponding period in 2014.

SC

From December 2011 until January 28, 2014, SC was accounted for as an equity method investment. In 2014, SC's results of operations were consolidated with SHUSA. SC is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Consolidated Financial Statements.

Net interest income increased $459.0 million for the year ended December 31, 2015, compared to the corresponding period of 2014. Total non-interest income increased $255.3 million for the year ended December 31, 2015, compared to the corresponding period in 2014. This increase in income was primarily attributable to increases in loans and leased vehicles during the year. A one time gain on change in control of $2.4 billion occurred in 2014 due to the consolidation of SCUSA. The provision for credit losses increased $267.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total expenses increased $278.2 million during the year ended December 31, 2015, compared to the corresponding period in 2014, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Total assets was $35.6 billion for the year ended December 31, 2015, compared to $31.9 billion for the corresponding period of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
	(in thousands)
Net interest income	$5,917,133	$1,513,771
Provision for credit losses	(2,413,243)	(46,850)
Total non-interest income	4,679,906	1,099,417
General and administrative expenses	(3,329,602)	(1,689,524)
Other expenses	(343,776)	(137,538)
Income before income taxes	4,510,418	739,276
Income tax provision	(1,610,958)	(83,416)
Net income including Noncontrolling interest	$2,899,460	$655,860

The company reported a pre-tax income of $4.5 billion for the year ended December 31, 2014, compared to pretax income of $739.3 million for the year ended December 31, 2013. Factors contributing to this increase are as follows:

•	Net interest income increased $4.4 billion for the year ended December 31, 2014, compared to 2013 of which $4.4 billion is attributed to the Change in Control.

•	Provision for credit losses increased $2.4 billion for the year ended December 31, 2014, compared to 2013. This increase was due to the Change in Control. All other impacts were negligible.

•
Total non-interest income increased $3.6 billion for the year ended December 31, 2014, compared to 2013. This was primarily due to the gain recognized from the Change in Control of $2.4 billion (pre-tax) and increased fee and other income activity following the Change in Control of $1.3 billion.

•
Total general and administrative expenses increased $1.6 billion for the year ended December 31, 2014, compared to 2013. This change of $1.6 billion was primarily as a result of activity added by the Change in Control. The remaining increase was primarily due to increased compensation and benefits, loan expenses and the addition of lease expense.

•
Other expenses increased $206.2 million for the year ended December 31, 2014, compared to 2013. Approximately $49.6 million of this increase was the result of amortization on intangible assets added by the Change in Control. The remaining increase was primarily due to a one-time impairment of our capitalized software of $64.5 million and early termination fees from debt repurchases.

•
The income tax provision increased $1.5 billion for the year ended December 31, 2014 compared to 2013. This increase was primarily due to the $608.6 million tax impact on provision from the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Year Ended December 31,
	2014	2013
	(As Restated)
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$8,468	$6,494
Investments available-for-sale	258,646	302,820
Other investments	36,921	27,669
Total interest income on investment securities and interest-earning deposits	304,035	336,983
Interest on loans	6,667,821	1,958,908
Total interest income	6,971,856	2,295,891
INTEREST EXPENSE:
Deposits and customer accounts	209,793	211,520
Borrowings and other debt obligations	844,930	570,600
NET INTEREST INCOME:	$5,917,133	$1,513,771

Net interest income increased $4.4 billion for the year ended December 31, 2014, compared to 2013, of which $4.4 billion is attributed to the Change in Control.

Net Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $32.9 million for the year ended December 31, 2014 compared to the corresponding period in 2013. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2014 was $15.5 billion, which was a decrease of $2.5 billion, compared to an average balance of $18.0 billion for the year ended December 31, 2013. Overall, the decrease in interest income on investment securities and the decrease in the average investment balance were primarily attributable to the sales of certain MBS and CMO investments occurring in the second half of 2013 and additional sales in 2014.

The average tax equivalent yield of investment securities and interest-earning deposits was 2.20% for the year ended December 31, 2014, compared to 2.09% for the corresponding period in 2013. The increase from the prior year reflects increasing coupons on investment securities spurred by economic improvement.

Interest Income on Loans

Interest income on loans increased $4.7 billion for the year ended December 31, 2014, compared to 2013. The increase in interest income on loans was primarily due to the Change in Control.

The average balance of total loans was $73.3 billion with an average yield of 9.12% for the year ended December 31, 2014, compared to $50.9 billion with an average yield of 3.88% for the year ended December 31, 2013. The increase in the average balance of total loans was primarily due to the Change in Control. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $19.9 billion with an average yield of 20.64% for the year ended December 31, 2014, compared to $169.3 million with an average yield of 7.42% for the year ended December 31, 2013.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $1.7 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The average balance of total interest-bearing deposits was $42.4 billion with an average cost of 0.50% for the year ended December 31, 2014, compared to an average balance of $41.9 billion with an average cost of 0.50% for the year ended December 31, 2013. The decrease in interest expense on deposits and customer-related accounts during the year ended December 31, 2014 was primarily due to the lower interest rate environment as well as the Bank's continued focus on repositioning its account mix.

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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2014 was $2.4 billion compared to $46.9 million for the year ended December 31, 2013. Of the increase, all but an immaterial amount is attributable to the RIC, unsecured and auto loan portfolios added from the Change in Control and subsequent origination activity within the same portfolios.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$834,337	$1,013,469
Charge-offs:
Commercial	(109,718)	(123,517)
Consumer(3)	(2,664,747)	(191,687)
Total charge-offs	(2,774,465)	(315,204)
Recoveries:
Commercial	40,379	53,132
Consumer(3)	1,167,328	46,090
Total recoveries	1,207,707	99,222
Charge-offs, net of recoveries	(1,566,758)	(215,982)
Provision for loan and lease losses (1)	2,495,243	36,850
Other(2):
Commercial	—	—
Consumer	(61,220)	—
Allowance for loan and lease losses, end of period	$1,701,602	$834,337

Reserve for unfunded lending commitments, beginning of period	220,000	210,000
Provision for unfunded lending commitments (1)	(82,000)	10,000
Loss on unfunded lending commitments	(5,359)	—
Reserve for unfunded lending commitments, end of period	132,641	220,000
Total allowance for credit losses, end of period	$1,834,243	$1,054,337

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

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

NON-INTEREST INCOME

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
	(in thousands)
Consumer fees	$382,854	$228,666
Commercial fees	185,373	199,486
Mortgage banking income, net	204,558	122,036
Equity method investments	8,515	438,185
Bank owned life insurance	60,278	57,041
Capital markets revenue	51,671	31,742
Net gain recognized in earnings	2,444,797	9,454
Lease income	790,737	—
Miscellaneous income	551,123	12,807
Total non-interest income	$4,679,906	$1,099,417

Total non-interest income increased $3.6 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to the Change in Control.

Consumer Fees

Consumer fees increased $154.2 million for the year ended December 31, 2014, compared to 2013. The increase for the year ended December 31, 2014 was mainly due to the $168.3 million additional loan fees attributable to the Change in Control.

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

Gain on Change in Control and Equity Method Investments

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SC under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SC in the Company’s Consolidated Financial Statements beginning with its Form 10-Q for the first quarter of 2014. In connection with the Change in Control, the Company recognized a gain of $2.4 billion during the year ended December 31, 2014. The Company recognized a gain of $8.5 million and $438.2 million on equity method investments for the year ended December 31, 2014 and 2013, respectively. The decrease of $429.7 million in equity method investment was due to the Change in Control, which resulted in accounting for SC as a consolidated subsidiary beginning January 28, 2014.

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

Lease Income

Lease income for the year ended December 31, 2014 was $790.7 million. This is a result of the Change in Control, as the Company had no lease income prior to the Change in Control. In addition, during 2014, through a flow agreement with SC, SBNA began originating prime and super prime Chrysler Capital consumer vehicle leases which created lease income for the Bank.

As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

Miscellaneous Income

Miscellaneous income increased $538.3 million for the year ended December 31, 2014, compared to 2013. The increase is primarily due to the purchase accounting marks on fair value option ("FVO") loans associated with the Change in Control.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
	(in thousands)
Compensation and benefits	$1,214,348	$697,876
Occupancy and equipment expenses	470,439	381,794
Technology expense	163,015	127,748
Outside services	195,313	102,356
Marketing expense	52,448	55,864
Loan expense	324,328	73,776
Lease expense	595,711	—
Other administrative expenses	314,000	250,110
Total general and administrative expenses	$3,329,602	$1,689,524

Total general and administrative expenses increased $1.6 billion for the year ended December 31, 2014, compared to 2013. Factors contributing to this increase are as follows:

•
Compensation and benefits expense increased $516.5 million for the year ended December 31, 2014 compared to 2013. Approximately $430.0 million of the increase was attributable to the Change in Control. The remainder of the increase was primarily due to the Company's investment in personnel through increased salary, headcount, and bonuses.

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

•
Loan expense increased $250.6 million for the year ended December 31, 2014, compared to 2013. The increase was primarily due to higher volumes of loan servicing and loan originations for the retail installment contracts portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The Company incurred lease expense of $595.7 million in December 31, 2014. This is a result of the Change in Control.

As disclosed within Note 1 to the Consolidated Financial Statements, during the year, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Consolidated Statements of Operations for all periods presented.

•	Other administrative expenses increased $63.9 million for the year ended December 31, 2014, compared to 2013. This increase was primarily due to the Change in Control.

OTHER EXPENSES

	Year Ended December 31,
	2014	2013
	(As Restated)	(As Restated)
	(in thousands)
Amortization of intangibles	$96,421	$27,334
Deposit insurance premiums and other costs	55,746	70,327
Loss on debt extinguishment	127,063	6,877
Impairment of long-lived assets	64,546	33,000
Total other expenses	$343,776	$137,538

Total other expenses increased $206.2 million for the year ended December 31, 2014, compared to the year ended 2013. The primary factors contributing to the increase were:

•
Amortization of intangibles increased $69.1 million for the year ended December 31, 2014 compared to the year ended 2013. This was primarily due to the addition of intangibles related to the Change in Control.

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

•	Impairment of long-lived assets resulted in a one-time impairment assets charge of $64.5 million in 2014.

INCOME TAX PROVISION

An income tax provision of $1.6 billion was recorded for the year ended December 31, 2014 compared to $83.4 million for the year ended December 31, 2013, resulting in an effective tax rate of 35.7% for the year ended December 31, 2014 compared to 11.3% for the year ended December 31, 2013.

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

LINE OF BUSINESS RESULTS

General

Since the Original Filing of the December 31, 2015 Form 10-K, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

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

The Company's segments at December 31, 2014 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate and The Global Corporate Banking ("GCB"), and SC.

All prior period results have been recast to conform to the new composition of these reportable segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

Net interest income decreased $12.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The average balance of the Consumer and Business Banking segment's gross loans was $19.8 billion for the year ended December 31, 2014, compared to $21.5 billion in 2013. The average balance of deposits was $38.4 billion for the year ended December 31, 2014, compared to $39.2 billion for 2013. Total non-interest income increased $210.3 million for the year ended December 31, 2014 compared to 2013, primarily due to the increase in the sales of mortgage loans and MBS. The provision for credit losses decreased $84.6 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $154.8 million for the year ended December 31, 2014 compared to 2013, primarily due to increased rent, increased grounds maintenance, re-stocking of branch materials in 2014 mainly due to the Bank's rebranding in 2013, and leasehold improvements in the branches.
Total average assets for the year ended December 31, 2014 was $22.3 billion, compared to $21.7 billion for the year ended December 31, 2013.

Commercial Banking

Net interest income increased $13.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, driven primarily by the Chrysler Capital dealer floor-plan business line launched in the third quarter of 2013. Total average gross loans were $8.8 billion for the year ended December 31, 2014, compared to $8.1 billion in 2013. Total non-interest income increased $2.4 million for the year ended December 31, 2014 compared to 2013, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses increased $54.4 million for the year ended December 31, 2014, compared to 2013. Total expenses decreased $51.8 million for the year ended December 31, 2014 compared to 2013, due primarily to the depreciation expense from operating lease assets associated with the launch of the indirect leasing business in 2014.

Total average assets were $15.1 billion for the year ended December 31, 2014 compared to $13.1 billion for the year ended December 31, 2013, due primarily to the launch of the indirect leasing segment in 2014. Total average deposits were $7.8 billion for the year ended December 31, 2014 compared to $6.0 billion for the year ended December 31, 2013.

Commercial Real Estate

Net interest income increased $39.0 million for the year ended December 31, 2014 compared to 2013. Driven by growth in the multifamily portfolio, the average balance of this segment's gross loans increased to $14.3 billion during the year ended December 31, 2014, compared to $13.3 billion in 2013. Growth in government banking drove the average balance of deposits to $0.8 billion for the year ended December 31, 2014, compared to $0.8 billion in 2013. Total non-interest income decreased $25.5 million for the year ended December 31, 2014 compared to 2013. This decline was primarily related to a decrease of serviced portfolio reserve releases in 2014 compared to 2013. The release of credit losses was $98.2 million for the year ended December 31, 2014, compared to a release of $83.2 million for 2013. Total expenses increased $23.7 million for the year ended December 31, 2014 compared to 2013.

Total average assets were $14.0 billion for the year ended December 31, 2014, compared to $13.6 billion for the year ended December 31, 2013.

Global Corporate Banking (GCB)

Net interest income increased $12.6 million for the year ended December 31, 2014 compared to 2013. The average balance of this segment's gross loans was $7.7 billion for the year ended December 31, 2014, compared to $7.1 billion in 2013, with the increase primarily driven by growth in the Large Corporate portfolio. The average balance of deposits was $1.2 billion for the year ended December 31, 2014, compared to $0.8 billion in 2013. Total non-interest income increased $2.9 million for the year ended December 31, 2014 compared to 2013. The provision for credit losses increased $1.6 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $23.8 million for the year ended December 31, 2014 compared to 2013.

Total average assets were $10.2 billion for the year ended December 31, 2014, compared to $8.1 billion in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Net interest income increased $11.3 million for the year ended December 31, 2014 compared to 2013. Total non-interest income increased $150.7 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $246.0 million during the year ended December 31, 2014 compared to 2013.

Average assets were $25.3 billion for the year ended December 31, 2014 compared to $20.8 billion for the year ended December 31, 2013.

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

Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's ALLL and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to several estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan and lease losses takes into consideration the risks inherent in the loan portfolio, past loan and lease loss experience based on recorded investment, loans that have loss potential, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of non-performing loans, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and/or could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan and lease losses and reserve for unfunded lending commitments in the Consolidated Balance Sheet. A discussion of the factors driving changes in the amount of the allowance for loan and lease losses and reserve for unfunded lending commitments for the periods presented is included in the Credit Risk Management section of this MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The ALLL includes: (i) an allocated allowance, which is comprised of allowances established on loans individually evaluated for impairment (specific reserves) and loans collectively evaluated for impairment (general reserves) based on historical loan and lease loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Generally, the Company’s loans held for investment are carried at amortized cost, net of ALLL. The ALLL includes the estimate of credit losses to be realized during the loss emergence period based on the net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

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

Allowance for Loan and Lease Losses for Purchased Loans

The Company assesses the collectability of the recorded investment in the retail installment contracts and personal unsecured loans on a collective basis quarterly and determines the allowance for loan and lease losses at levels considered adequate to cover probable credit losses incurred in the portfolio. Purchased loans, including the loans acquired at the Change in Control, were initially recognized at fair value with no allowance. The Company only recognizes an allowance for loan losses on purchased loans through a provision expense when incurred losses in the portfolio exceed the unaccreted purchase discount on the portfolio.

Loans purchased in a bulk purchase or business combination are expected to have greater uncertainty in cash flows which generally result in larger discounts compared to newly originated loans. Purchase discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces the allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire discount on the purchased portfolio as available to absorb the credit losses in the purchased portfolio when determining the ACL. Except for purchased loan portfolios acquired with evidence of credit deterioration (on which we elected to apply the FVO), this accounting policy is applicable to all loan purchases, including loan portfolio acquisitions or business combinations. Currently, the portfolio acquired in the Change of Control is the only purchased loan portfolio meeting this criteria.

The other considerations utilized by the Company to determine the allowance for loan and lease losses for purchased loans are described in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section above.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	(As Restated)		(As Restated)		(As Restated)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,722,917	10.6%	$8,739,233	11.5%	$9,303,885	18.6%	$10,034,868	18.9%	$10,553,174	20.4%
Commercial and industrial loans and other commercial	22,550,739	27.2%	19,196,154	25.2%	14,628,240	29.2%	15,323,916	28.8%	12,235,399	23.7%
Multifamily	9,438,463	11.4%	8,705,890	11.4%	8,237,029	16.5%	7,572,555	14.2%	7,100,620	13.7%
Total Commercial Loans	40,712,119	49.2%	36,641,277	48.1%	32,169,154	64.3%	32,931,339	61.9%	29,889,193	57.8%
Consumer loans secured by real estate:
Residential mortgages	6,467,755	7.8%	6,969,309	9.1%	9,672,204	19.3%	11,244,409	21.1%	11,638,021	22.5%
Home equity loans and lines of credit	6,151,232	7.4%	6,211,298	8.1%	6,311,694	12.6%	6,638,466	12.5%	6,868,939	13.3%
Total consumer loans secured by real estate	12,618,987	15.2%	13,180,607	17.2%	15,983,898	31.9%	17,882,875	33.6%	18,506,960	35.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,553,507	31.0%	22,430,453	29.5%	81,804	0.2%	295,398	0.6%	958,345	1.9%
Personal unsecured loans	2,639,881	3.2%	2,696,820	3.5%	493,785	1.0%	446,416	0.8%	364,588	0.7%
Other consumer	1,032,580	1.4%	1,306,562	1.7%	1,321,985	2.6%	1,676,325	3.1%	1,940,765	3.8%
Total Consumer Loans	41,844,955	50.8%	39,614,442	51.9%	17,881,472	35.7%	20,301,014	38.1%	21,770,658	42.2%
Total Loans	$82,557,074	100.0%	$76,255,719	100.0%	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%
Total Loans with:
Fixed	$48,871,915	59.2%	$45,345,715	59.5%	$23,541,953	47.0%	$24,899,616	46.8%	$26,632,842	51.6%
Variable	33,685,159	40.8%	30,910,004	40.5%	26,508,673	53.0%	28,332,737	53.2%	25,027,009	48.4%
Total Loans	$82,557,074	100.0%	$76,255,719	100.0%	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%

(1) Includes LHFS

Over the last five years, our overall loan portfolio has increased $30.9 billion or 59.8%, primarily driven by the Change in Control in 2014 which resulted in approximately $22.0 billion of loans being consolidated at the time of the Change in Control. In the commercial loans (excluding multifamily loans) portfolio, the portfolio has increased $8.5 billion or 37.2%, primarily attributable to organic growth in the C&I portfolio over the last two years of $5.7 billion, with the primary driver in the C&I portfolio being the GCB segment. In the multifamily portfolio, the portfolio has increased $2.3 billion or 32.9%, primarily attributable to repurchases from FNMA of $2.2 billion. For the consumer portfolios, consumer loans secured by real estate have decreased $5.9 billion or 31.8%, primarily attributable to securitization transactions of $3.8 billion. Consumer loans not secured by real estate have increased $26.1 billion or 799.0%, primarily attributable to the Change in Control at SC in 2014 when $20.9 billion of RIC and auto loans and $1.0 billion of personal unsecured loans were consolidated by the Company.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the contractual maturity of the Company’s commercial loans at December 31, 2015:

	AT DECEMBER 31, 2015, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(As Restated)
	(in thousands)
Commercial real estate loans	$1,828,800	$5,102,672	$1,791,445	$8,722,917
Commercial and industrial loans	8,476,484	11,726,015	2,348,240	22,550,739
Multifamily loans	775,645	6,712,788	1,950,030	9,438,463
Total	$11,080,929	$23,541,475	$6,089,715	$40,712,119
Loans with:				—
Fixed rates	$2,187,970	$9,383,238	$2,799,580	$14,370,788
Variable rates	8,892,959	14,158,237	3,290,135	26,341,331
Total	$11,080,929	$23,541,475	$6,089,715	$40,712,119

(1) Includes LHFS.

Consumer

Consumer loans secured by real estate decreased $561.6 million, or 4.3%, from December 31, 2014 to December 31, 2015. The primary drivers of the decrease from December 31, 2014 were related to the Residential Mortgage portfolio, specifically loan sales of $2.5 billion and runoff of $1.2 billion exceeding originations of $3.2 billion.

The consumer loan portfolio not secured by real estate increased $2.8 billion, or 10.6%, from December 31, 2014 to December 31, 2015. The primary driver of the increase from December 31, 2014 was the RIC and auto loan portfolio, specifically originations of $22.1 billion exceeding paydowns and charge-off activity of $11.7 billion and sales of $7.9 billion.

As of December 31, 2015, 71.6% of the Company's RIC and auto loan portfolio was nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans, nonetheless, will experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ratio, loan-to-value ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We experienced a default rate of 8.3% for nonprime RIC and auto loans and 2.9% for prime RIC and auto loans during the period ended December 31, 2015.

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

	December 31, 2015		December 31, 2014
	(As Restated)		(As Restated)
Credit Score Range(2)	Retail installment contracts and auto loans		Retail installment contracts and auto loans
	Standard file(3)	Non-Standard file(4)	Standard file(3)	Non-Standard file(4)

No FICOs(1)	6.0%	64.5%	4.9%	52.8%
<600	61.3%	21.3%	56.6%	25.5%
600-639	19.5%	6.7%	19.5%	9.4%
640-679	13.2%	7.5%	19.0%	12.3%
Total	100.0%	100.0%	100.0%	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(4) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At December 31, 2015, a typical RIC was originated with an average annual percentage rate (APR) of 16.9% and was purchased from the dealer at a discount of 1.8%. All of the Company's RICs and auto loans are fixed rate loans.

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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(As Restated)	(As Restated)
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$113,178	$167,780	$250,073	$291,236	$459,692
Commercial and industrial loans and other commercial	88,727	58,703	100,894	122,111	213,617
Multifamily	9,162	9,639	21,371	58,587	126,738
Total commercial loans	211,067	236,122	372,338	471,934	800,047
Consumer:
Residential mortgages	173,780	231,316	473,566	511,382	438,461
Home equity loans and lines of credit	127,171	142,026	141,961	170,486	108,075
RICs and auto loans - originated	701,785	227,132	1,205	—	—
RICs - purchased	417,276	755,590	—	—	—
Personal unsecured and other consumer	24,020	36,102	9,339	18,874	12,883
Total consumer loans	1,444,032	1,392,166	626,071	700,742	559,419

Total non-accrual loans	1,655,099	1,628,288	998,409	1,172,676	1,359,466

Other real estate owned	38,959	65,051	88,603	65,962	103,026
Repossessed vehicles	172,375	126,309	—	—	—
Other repossessed assets	374	11,375	3,073	3,301	5,671
Total other real estate owned and other repossessed assets	211,708	202,735	91,676	69,263	108,697
Total non-performing assets	$1,866,807	$1,831,023	$1,090,085	$1,241,939	$1,468,163

Past due 90 days or more as to interest or principal and accruing interest	$79,729	$93,152	$2,545	$3,052	$4,908
Annualized net loan charge-offs to average loans (2)	3.1%	2.1%	0.4%	1.0%	1.9%
Non-performing assets as a percentage of total assets	1.5%	1.5%	1.4%	1.5%	1.8%
NPLs as a percentage of total loans	2.0%	2.1%	2.0%	2.2%	2.6%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.2%	2.4%	2.2%	2.3%	2.8%
ACL as a percentage of total non-performing assets (1)	177.2%	100.2%	96.7%	98.5%	91.3%
ACL as a percentage of total NPLs (1)	199.9%	112.6%	105.6%	104.3%	98.6%

(1)	The ACL is comprised of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year ended December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Commercial

Commercial NPLs decreased $25.1 million from December 31, 2014 to December 31, 2015. At December 31, 2015, commercial NPLs accounted for 0.5% of total commercial loans, compared to 0.6% of total commercial loans at December 31, 2014. The decrease in commercial NPLs was primarily attributable to a decrease of NPLs in the CRE portfolio of $54.6 million, due to continued improvement in credit quality, and offset by an increase of $30.1 million in the C&I portfolio, due to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
		(As Restated)		(As Restated)
	(dollars in thousands)
Non-performing loans	$173,780	$127,171	$231,316	$142,026
Total loans	$6,467,755	$6,151,232	$6,969,309	$6,211,298
NPLs as a percentage of total loans	2.7%	2.1%	3.3%	2.3%
NPLs in foreclosure status	43.3%	23.5%	38.9%	13.7%

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

NPLs in the RICs and consumer loans not secured by real estate portfolios increased $124.3 million from December 31, 2014 to December 31, 2015. At December 31, 2015, non-performing consumer loans not secured by real estate accounted for 3.9% of total consumer loans not secured by real estate, compared to 3.9% of total consumer loans not secured by real estate at December 31, 2014. The increase was primarily attributable to the increase in NPLs in the RIC and auto loan portfolio of $144.7 million. This NPL increase is due to the rise of nonprime loans, as a percentage of the portfolio, which have a higher default rate than prime loans.

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

The following table summarizes TDRs at the dates indicated:

	December 31, 2015	December 31, 2014
	(As Restated)	(As Restated)
	(in thousands)
Performing
Commercial	$127,989	$186,685
Residential mortgage	134,356	83,597
RICs and auto loans	3,434,412	1,696,719
Other consumer	100,474	74,652
Total performing	3,797,231	2,041,653
Non-performing
Commercial	66,042	74,308
Residential mortgage	66,573	70,624
RICs and auto loans	421,356	146,918
Other consumer	48,344	51,672
Total non-performing	602,315	343,522
Total	$4,399,546	$2,385,175

Performing TDRs totaled $3.8 billion at December 31, 2015, an increase of $1.8 billion compared to December 31, 2014. Non-performing TDRs totaled $602.3 million at December 31, 2015, an increase of $258.8 million compared to December 31, 2014. The following table provides a summary of TDR activity:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31, 2015		Year Ended December 31, 2014
	(As Restated)		(As Restated)
	Retail installment contracts and auto loan	All other loans(1,2)	Retail installment contracts and auto loan	All other loans(1,2)
	(in thousands)
TDRs, beginning of period(1)	$1,840,970	$527,069	$—	$1,003,643
New TDRs	4,174,668	177,944	2,021,835	155,542
Charged-Off TDRs	(1,095,858)	(9,195)	(107,718)	(44,987)
Sold TDRs	(605,978)	—	(930)	(440,673)
Payments on TDRs	(447,566)	(151,947)	(69,550)	(148,685)
TDRs, end of period(2)	$3,866,236	$543,872	$1,843,637	$524,840

(1) Excludes $16.7 million and zero dollars of SC personal unsecured loans at December 31, 2014 and 2013, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $12.9 million and $16.7 million of SC personal unsecured loans at December 31, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.
Commercial

Performing commercial TDRs decreased from $186.7 million, or 71.5% of total commercial TDRs at December 31, 2014 to $128.0 million, or 66.0% of total commercial TDRs at December 31, 2015. The decrease is primarily attributable to improving credit quality and performance among commercial borrowers in 2015, including payments on TDRs of $114.4 million exceeding new TDRs of $44.2 million.

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

RIC

RICs were a new portfolio for the Company in 2014 as a result of the Change in Control. The RIC and auto loan portfolio is primarily comprised of nonprime loans (71.6% at December 31, 2015) which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 8.2% of the Company’s total RIC and auto loan portfolio at December 31, 2014 and 15.1% at December 31, 2015. Loan portfolios acquired as part of a business combination like the Change in Control cannot be designated as TDRs under U.S. GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control runoff.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from $74.7 million, or 59.1% of total other consumer loan TDRs at December 31, 2014 to $100.5 million, or 67.5% of total other consumer loan TDRs at December 31, 2015. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

Delinquencies

For the years ended December 31, 2015 and 2014, the Company's delinquencies consisted of the following:

	December 31, 2015					December 31, 2014
						(As Restated)
	Consumer Loans Secured by Real Estate	RICs and Auto Loans	Personal Unsecured and Other Consumer	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and Auto Loans	Personal Unsecured and Other Consumer	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$390,714	$3,713,852	$236,667	$159,011	$4,500,244	$488,911	$3,398,445	$293,275	$175,131	$4,355,762
Total Loans(1)	12,618,987	25,553,507	3,672,461	40,712,119	82,557,074	13,180,607	22,430,453	4,003,382	36,641,277	76,255,719
Delinquencies as a % of Loans	3.1%	14.5%	6.4%	0.4%	5.5%	3.7%	15.2%	7.3%	0.5%	5.7%
(1) Includes LHFS

Overall, total delinquencies have increased by $144.5 million or 3.3% from December 31, 2014 to December 31, 2015. Consumer loans secured by real estate delinquencies have decreased $98.2 million or 20.1% primarily due to improvements in credit quality in the residential mortgage portfolio. Delinquencies in RICs and auto loans increased $315.4 million or 9.3% due to increased originations in the portfolio which includes non-prime loans. Personal unsecured and other consumer delinquencies combined have decreased $56.6 million primarily due to the increase in nonprime accounts in the RIC and auto loan portfolio. Commercial delinquencies have decreased -$16.1 million primarily due to overall improvements in credit quality.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES ("ACL")

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as Fair Isaac Corporation(“FICO”) and combined loan-to-value (“CLTV”), internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the allowance for loan and lease losses and the percentage of each loan type to total loans held for investment at the dates indicated:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
	(As Restated)		(As Restated)
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$435,717	51.2%	$401,553	48.2%	$443,074	64.4%	$580,931	62.8%	$766,865	58.2%
Consumer loans	2,679,666	48.8%	1,267,025	51.8%	363,647	35.6%	407,259	37.2%	292,816	41.8%
Unallocated allowance	45,328	n/a	33,024	n/a	27,616	n/a	25,279	n/a	23,811	n/a
Total allowance for loan and lease losses	3,160,711	100.0%	1,701,602	100.0%	834,337	100.0%	1,013,469	100.0%	1,083,492	100.0%
Reserve for unfunded lending commitments	147,397		132,641		220,000		210,000		256,485
Total ACL	$3,308,108		$1,834,243		$1,054,337		$1,223,469		$1,339,977

General

The ACL increased $1.5 billion from December 31, 2014 to December 31, 2015. The increase in the overall ACL was primarily attributable to SC's personal unsecured loan portfolios being reclassified as held-for-sale, as well as the lower of cost or fair value adjustments on certain RICs and auto loans. In accordance with ASC 805, the Company recognized SC's loan portfolios at their Change in Control date fair value with no allowance for loan losses. Subsequent to the Change in Control, the Company recognizes provisions for credit losses for the purchased portfolios, for which we have not elected the FVO, when incurred losses on the portfolio exceed the unaccreted purchase discount. For loans originated by SC subsequent to the Change in Control, the Company recognizes provision expense as losses are incurred. This is also the primary driver behind the increase in the ACL attributed to consumer loans. The increase in the allowance for loan and lease losses allocated to commercial loans was, in part, attributed to additional reserves recorded on the Company's energy portfolio citing current economic conditions impacting this sector.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquencies and NPLs, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

Generally, the Company’s loans held for investment are carried at amortized cost, net of ALLL. The ALLL includes the estimate of credit losses during the loss emergence period based on the net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, which include the loans acquired in the Change in Control, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

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

The portion of the allowance for loan and lease losses related to the commercial portfolio was $435.7 million at December 31, 2015 (1.1% of commercial loans held for investment)and $401.6 million at December 31, 2014 (1.1% of commercial loans held for investment). The primary factor resulting in the consistency of the allowance for loan and lease losses coverage is the result of continued improvement of credit quality in the portfolio, as evidenced by the decrease in delinquencies, non-accruals, and TDRs.

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

For RIC and personal unsecured loans at SC, the Company estimates the allowance for loan and lease losses at a level considered adequate to cover probable credit losses inherent in the portfolio. RICs and personal unsecured loans are considered separately in assessing the required allowance for loan and lease losses using product-specific allowance methodologies applied on pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts timing of unit losses and the loan balances at time of default. The Company also segregates the RIC portfolio into Purchased and Originated portfolios. For the purchased RIC portfolio acquired in the Change in Control, the Company only recognizes an ACL through provision expense when the incurred losses on the portfolio exceed the unaccreted purchase discount balance. The Company's RIC and personal unsecured loans originated since the Change in Control are carried at amortized cost, net of allowance for loan and lease losses, which is determined based on credit losses during the loss emergence period based on the expected discount remaining at charge off. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

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

The allowance for consumer loans was $2.7 billion and $1.3 billion at December 31, 2015 and December 31, 2014, respectively. The allowance as a percentage of held for investment consumer loans was 6.9% at December 31, 2015 and 3.2% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to SC's personal unsecured loan portfolios being reclassified as held-for-sale, as well as the lower of cost or fair value adjustments on certain RICs and auto loans, which were reflected as charge-offs of $451.0 million for the year ended December 31, 2015.

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

	Retail Banking	Auto Finance & Business Banking	Real Estate and Commercial Banking	Global Corporate Banking	SC	Total
(As Restated)	(in thousands)
Goodwill at December 31, 2015	$1,550,321	$445,923	$1,297,055	$131,130	$1,019,960	$4,444,389

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

Based on the Company's interim Step 1 and Step 2 analyses, the Company concluded that goodwill related to the SC reporting unit was impaired at December 31, 2015. The Company recorded an impairment of goodwill of $4.5 billion. At December 31, 2015, the Company has $1.0 billion of goodwill allocated to the SC reporting unit.

Also, as a result of the Company's interim Step 1 and Step 2 analyses, the Company concluded an indefinite-lived intangible asset trade name was impaired. As a result, the Company booked an impairment of $3.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At the time the interim impairment test was complete, the share price of SC had declined from $15.85 used in the interim impairment analysis. The Company has continued and will continue to evaluate the SC reporting unit for impairment on a quarterly basis. It is reasonably possible additional impairment, up to the amount of remaining goodwill, would be recognized based on the additional share price decline in the future.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $942.4 million at December 31, 2015, compared to $854.7 million at December 31, 2014. The increase in total premises and equipment was primarily due to computer software implementations, purchases of furniture, office equipment and ATMs as well as leasehold improvements in both corporate and retail. In 2014, certain changes to the Company’s IT strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $64.5 million for the year ended December 31, 2014. See Note 7 for details on premises and equipment.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $353.4 million at December 31, 2015 and $1.2 billion at December 31, 2014. The $806.6 million decrease for the year ended December 31, 2015 was primarily due to a $996.1 million decrease in the deferred tax liability related to the Company's investment in SC as a result of the goodwill impairment, partially offset by a $573.3 million increase in the deferred tax liability related to accelerated tax deprecation on leasing transactions and a $54.3 million decrease to the deferred tax asset related to the IRC Section 475 mark to market adjustment for SC's business as a dealer. Other activity driving the reduction in the deferred tax liability included a $267.4 million increase in deferred tax assets related to net operating loss carryforwards and tax credits, and a $149.0 million decrease in deferred tax liabilities related to purchase accounting adjustments.

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

The Company has not changed its reserve position as of December 31, 2015 and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. The Company's reserve position was increased by $104.2 million during the third quarter of 2015. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER ASSETS

Other assets at December 31, 2015 were $1.9 billion, compared to $2.9 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables and miscellaneous assets and receivables, offset by an increase in other repossessed assets.

Income tax receivables decreased $324.9 million, primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $656.2 million primarily due to investment trades unsettled at the end of 2014 that cleared subsequent to December 31, 2014. These unsettled trades were primarily related to $580.7 million in sales of trading securities liquidated in the first quarter of 2015.

The decreases above were offset by an increase in other repossessed assets of $36.4 million between December 31, 2014 and December 31, 2015, primarily due to an increase in the average balance of the auto portfolio and maturities associated with the lease portfolio.

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

Interest-bearing deposit accounts decreased $610.4 million, or 5.6%, primarily due to the shift in deposits to money market accounts. The Company continues to focus its efforts on attracting and increasing lower-cost deposits, however, the cost of deposits increased from 0.50% for the fourth quarter of 2014 to 0.56% for the fourth quarter of 2015.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of the Company:

	Year Ended December 31,
	2015	2014
	(in thousands)
SHUSA borrowings and other debt obligations
SHUSA senior notes:
Balance	$3,061,157	$1,570,531
Weighted average interest rate at year-end	3.89%	3.86%
Maximum amount outstanding at any month-end during the year	$3,668,312	$1,570,531
Average amount outstanding during the year	$2,619,067	$1,568,763
Weighted average interest rate during the year	3.74%	3.86%
SHUSA subordinated notes: (1)
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$756,996
Average amount outstanding during the year	$0	$105,758
Weighted average interest rate during the year	—%	—%
Junior subordinated debentures to capital trusts:
Balance	$233,819	$233,766
Weighted average interest rate at year-end	4.13%	4.04%
Maximum amount outstanding at any month-end during the year	$233,819	$259,071
Average amount outstanding during the year	$233,792	$237,768
Weighted average interest rate during the year	4.10%	4.08%

(1) On February 21, 2014, the subordinated note, with a value of $750.0 million, was converted to 3.0 million shares of SHUSA common stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of the Bank:

	Year Ended December 31,
	2015	2014
	(in thousands)
Bank borrowings and other debt obligations
REIT preferred:
Balance	$154,930	$153,417
Weighted average interest rate at year-end	13.66%	13.64%
Maximum amount outstanding at any month-end during the year	$154,930	$153,417
Average amount outstanding during the year	$154,155	$152,618
Weighted average interest rate during the year	13.59%	13.70%
Bank senior notes:
Balance	$995,796	$—
Weighted average interest rate at year-end	2.01%	—%
Maximum amount outstanding at any month-end during the year	$997,808	$—
Average amount outstanding during the year	$966,584	$—
Weighted average interest rate during the year	2.01%	—%
Bank subordinated notes:
Balance	$498,175	$497,530
Weighted average interest rate at year-end	8.92%	8.92%
Maximum amount outstanding at any month-end during the year	$498,175	$497,530
Average amount outstanding during the year	$497,830	$497,214
Weighted average interest rate during the year	8.92%	8.92%
Term loans:
Balance	$161,243	$170,608
Weighted average interest rate at year-end	6.48%	6.33%
Maximum amount outstanding at any month-end during the year	$170,724	$178,556
Average amount outstanding during the year	$163,979	$172,967
Weighted average interest rate during the year	6.09%	6.12%
Securities sold under repurchase agreements:
Balance	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$—	$—
Average amount outstanding during the year	$2,877	$—
Weighted average interest rate during the year	0.32%	—%
Federal funds purchased:
Balance	$—	$—
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$100,000	$—
Average amount outstanding during the year	$11,658	$1,014
Weighted average interest rate during the year	0.16%	0.14%
FHLB advances:
Balance	$13,885,000	$9,455,000
Weighted average interest rate at year-end	1.40%	2.06%
Maximum amount outstanding at any month-end during the year	$13,885,000	$9,593,309
Average amount outstanding during the year	$10,208,082	$7,675,404
Weighted average interest rate during the year	1.78%	3.42%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of SC:

	Year Ended December 31,
	2015	2014
	(in thousands)
SC borrowings and other debt obligations(1)
Revolving credit facilities:
Balance	$9,202,779	$9,792,327
Weighted average interest rate at year-end	1.81%	1.68%
Maximum amount outstanding at any month-end during the year	$11,413,550	$9,792,327
Average amount outstanding during the year	$10,116,963	$8,654,771
Weighted average interest rate during the year	2.2%	2.01%
Public securitizations:
Balance	$12,679,987	$11,523,729
Weighted average interest rate range at year-end	0.89% - 2.29%	0.89% - 2.80%
Maximum amount outstanding at any month-end during the year	$13,619,087	$12,234,892
Average amount outstanding during the year	$12,896,163	$11,831,759
Weighted average interest rate during the year	1.82%	1.58%
Privately issued amortizing notes:
Balance	$8,213,217	$6,282,474
Weighted average interest rate range at year-end	0.88% - 2.81%	1.05% - 1.85%
Maximum amount outstanding at any month-end during the year	$8,213,217	$6,347,487
Average amount outstanding during the year	$6,960,713	$5,860,952
Weighted average interest rate during the year	1.48%	1.29%

(1) Balances as of December 31, 2013 are not presented due to SC being accounted for as an equity method investment at that date.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	December 31, 2015	December 31, 2014
	(As Restated)	(As Restated)
	(in thousands)
Accrued interest	$126,771	$85,582
Accrued federal/foreign/state tax credits	189,684	68,742
Deposits payable	105,530	125,365
Expense accruals	452,509	395,899
Payroll/tax benefits payable	337,502	275,556
Accounts payable	154,400	767,987
Miscellaneous payable	299,890	172,104
Total accrued expenses	$1,666,286	$1,891,235

Accrued expenses decreased $224.9 million, or 11.9%, from 2014 to 2015. The decrease in accrued expenses was primarily due to the decrease in accounts payable of $613.6 million. The decrease was related to investment purchases that were in the process of settling at December 31, 2014. Also contributing to the decrease was the release of FNMA recourse reserves during 2015. The release was attributable to the $1.4 billion re-purchase of multifamily mortgages during the third quarter of 2015 from FNMA. This was offset by increases in miscellaneous payables of $127.8 million due to the Separation Agreement executed in connection with the departure of Thomas Dundon as Chief Executive Officer of SC (the “Separation Agreement”) as discussed in Note 1 to these Consolidated Financial Statements and expense accruals of $56.6 million related to workflow accruals. In addition there was an increase in accrued tax credits of $120.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Liabilities

	December 31, 2015	December 31, 2014
	(As Restated)	(As Restated)
	(in thousands)
Total derivative activity	$320,139	$402,775
Official checks and money orders in process	105,102	77,433
Deferred gains/credits	25,683	109,785
Reserve for unfunded commitments	147,456	132,692
Total other liabilities	$598,380	$722,685

Other liabilities decreased $124.3 million, or 17.2%, from 2014 to 2015. The decrease in other liabilities was primarily related to the decrease in liabilities associated with derivative activity of $82.6 million due to fluctuations in the mark-to-market valuations in trading derivative accounts. This was offset by an increase in official checks and money orders in process at year-end of $27.7 million.

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

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2015:

	BANK

	December 31, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.81%	6.50%	4.50%
Tier 1 capital ratio	13.81%	8.00%	6.00%
Total capital ratio	15.09%	10.00%	8.00%
Leverage ratio	11.46%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III phasing-in basis.

	SHUSA

	December 31, 2015	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	11.97%	6.50%	4.50%
Tier 1 capital ratio	13.54%	8.00%	6.00%
Total capital ratio	15.37%	10.00%	8.00%
Leverage ratio	11.58%	5.00%	4.00%

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

Available Liquidity

As of December 31, 2015, the Bank had approximately $22.2 billion in committed liquidity from the FHLB and the FRB. Of this amount, $5.9 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, loans held for sale ("LHFS"), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $21.0 billion and $13.7 billion, respectively. These amounts represented 37.4% and 26.0% of total deposits at December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 the Bank had $5.0 billion in cash held at the Federal Reserve. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Year Ended December 31,
	2015	2014	2013
	As Restated	As Restated	As Restated
	(in thousands)
Net cash provided by operating activities	$5,134,457	$4,171,418	$1,369,347
Net cash (used in) / provided by investing activities	(16,663,902)	(14,688,170)	9,025,778
Net cash provided by / (used in) financing activities	14,319,704	8,491,588	(8,388,989)

Cash provided by operating activities

Net cash provided by operating activities was $5.1 billion for the year ended December 31, 2015, which is comprised of net loss of $3.1 billion, $4.0 billion of provision for credit losses, $6.8 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $7.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $4.2 billion for the year ended December 31, 2014, which was comprised of net income of $2.9 billion, $2.4 billion of provisions for credit losses, and $5.1 billion in proceeds from sales of LHFS, offset by $2.3 billion of a gain on the Change in Control and $4.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.4 billion for the year ended December 31, 2013 which was comprised of net income of $655.9 million, provision for credit losses of $46.9 million, sales of LHFS of $4.1 billion, offset by LHFS origination of $3.3 billion.

Cash (used in) / provided by investing activities

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

Cash provided by / (used in) financing activities

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

Repurchase Facility

SC also obtains financing through an investment management agreement with BlackRock, whereby it pledges retained subordinated bonds on its securitizations as collateral for repurchase agreements with various borrowers at renewable terms ranging from 30 to 90 days. As of December 31, 2015, there was an outstanding balance of $851 million under the BlackRock repurchase facility.

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

Until March 4, 2016, when the facilities offered through the Santander New York branch were lowered to $3 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $3.7 billion and $3.6 billion under these facilities during the years ended December 31, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively.

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

During the year ended December 31, 2015, SC sold residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. SC received cash proceeds of $662 million for the year ended December 31, 2015 related to the sale of these residual interests and retained bonds. Each of these Trusts was previously determined to be a VIE. Prior to the sale of these residual interests, the associated Trusts were consolidated by SC because SC held a variable interest in each VIE and had determined that it was the primary beneficiary of the VIEs. SC will continue to service the loans of these Trusts and may reacquire certain retail installment loans from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. Although SC will continue to service the loans in the associated Trusts and, therefore, will have the power to direct the activities that most significantly impact the economic performance of the Trust, SC concluded that it was no longer the primary beneficiary of the Trusts upon the sale of SC's residual interests. As a result, SC deconsolidated the assets and liabilities of the corresponding Trusts upon their sale. Upon settlement of these transactions, SC derecognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the Trust. For the year ended December 31, 2015 the sale of these interests resulted in a net decrease to provision for credit losses of $113.0 million, after giving effect to lower of cost or market adjustments of $73.0 million.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 15 to the Consolidated Financial Statements.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	THREE MONTHS ENDED
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(As Restated)				(As Restated)
	(in thousands)
Total interest income	$1,932,876	$1,933,451	$2,024,354	$1,901,925	$1,847,268	$1,885,547	$1,839,247	$1,399,794
Total interest expense	328,320	299,562	297,575	278,868	278,313	269,544	272,765	234,101
Net interest income	1,604,556	1,633,889	1,726,779	1,623,057	1,568,955	1,616,003	1,566,482	1,165,693
Provision for credit losses	1,056,901	937,165	965,251	1,053,639	779,354	746,663	576,357	310,869
Net interest income after provision for credit loss	547,655	696,724	761,528	569,418	789,601	869,340	990,125	854,824
Gain/(loss) on investment securities, net (1)	(269)	(1,993)	9,707	9,557	15,754	131	9,405	2,419,507
Total fees and other income	515,443	720,988	694,376	576,946	660,742	603,615	564,846	405,906
General and administrative expenses	1,226,772	1,058,412	1,032,599	959,507	940,327	868,589	806,429	714,257
Other expenses	4,539,992	29,731	29,742	32,664	172,677	40,999	96,673	33,427
Total expenses	5,766,764	1,088,143	1,062,341	992,171	1,113,004	909,588	903,102	747,684
Income/(loss) before income taxes	(4,703,935)	327,576	403,270	163,750	353,093	563,498	661,274	2,932,553
Income tax provision/(benefit)	(1,038,590)	201,369	125,074	36,909	108,583	208,303	239,793	1,054,279
Net income/(loss) before noncontrolling interest	$(3,665,345)	$126,207	$278,196	$126,841	$244,510	$355,195	$421,481	$1,878,274

(1) This line item includes includes the gain on Change-Control for the three-month period ended March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2015 FOURTH QUARTER RESULTS

SHUSA reported net loss for the fourth quarter of 2015 of $3.7 billion, compared to a net income of $126.2 million for the third quarter of 2015 and $244.5 million for the fourth quarter of 2014. The net loss in the fourth quarter of 2015 was primarily related the impairment on goodwill that was recognized in the fourth quarter of 2015. For further discussion on this matter, see the section of the MD&A captioned Goodwill.

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

The provision for credit losses was $1.1 billion during the fourth quarter of 2015, compared to $937.2 million during the third quarter of 2015 and $779.4 million during the fourth quarter of 2014. The increase in the provision for credit losses from the third quarter of 2015 and fourth quarter of 2014 to the fourth quarter of 2015 were primarily due the impacts of purchase accounting on the retail installment contract portfolio which resulted in lower provisions during 2014 and higher provisions during 2015. Further information about the accounting for these portfolios is included in Note 1 to the Consolidated Financial Statements. In addition to the purchase accounting impacts, during the third quarter of 2015, the strategic decision was made to begin exiting the personal unsecured lending business and as a result, the personal unsecured loan portfolio was reclassified from LHFI to LHFS. The markdown to fair value of this portfolio was recorded in provision for credit losses during the third quarter of 2015. Subsequent markdowns to fair value on the personal unsecured LHFS portfolio were recorded as a deduction to Miscellaneous income during the fourth quarter of 2015.

Total fees and other income during the fourth quarter of 2015 were $515.4 million, compared to $721.0 million for the third quarter of 2015 and $660.7 million for the fourth quarter of 2014. The decrease from the third quarter of 2015 and fourth quarter 2014 to the fourth quarter of 2015 was primarily due to subsequent markdowns to the fair value of the personal unsecured LHFS portfolio during the fourth quarter of 2015.

General and administrative expenses for the fourth quarter of 2015 were $1.2 billion, compared to $1.1 billion for the third quarter of 2015 and $940.3 million for the fourth quarter of 2014. The increase between the fourth quarter of 2015 compared to the third quarter of 2015 and the fourth quarter of 2014, was primarily due to increases in lease expenses from the continued growth in the Company's lease portfolio over the year. In addition, there was an increase in compensation and benefits in the fourth quarter of 2015 compared to the third quarter of 2015 and the fourth quarter of 2014, due to a one-time $28.0 million severance charge recorded in the fourth quarter of 2015.

Other expenses for the fourth quarter of 2015 were $4.5 billion, compared to $29.7 million for the third quarter of 2015 and $172.7 million in the fourth quarter of 2014. The increases were primarily related to a $4.5 billion goodwill impairment charge in the fourth quarter of 2015, compared to no significant charges in the third quarter of 2015 or fourth quarter of 2014. For further discussion on this matter, see the section of the MD&A captioned Goodwill. Other expenses in the fourth quarter of 2014 did include amortization on intangibles that were fully-amortized in 2015 and a loss on debt extinguishment in the fourth quarter of 2014.

Income tax benefit for the fourth quarter of 2015 was $1.0 billion, compared to an income tax provision of $201.4 million in the third quarter of 2015 and an income tax provision of $108.6 million in the fourth quarter of 2014. The decreases between the fourth quarter of 2015 from the third quarter of 2015 and fourth quarter of 2014 were primarily due to decreases in net taxable income, the components of which are discussed above, but most significantly included a $4.5 billion goodwill impairment charge in the fourth quarter of 2015.

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

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss)/income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 25 to the consolidated financial statements, the accompanying 2015, 2014, and 2013 financial statements have been restated to correct misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2016 (December 7, 2016, as to the effects of the additional material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
April 14, 2016 (December 7, 2016 as to the effects of the change in reportable segments discussed in Note 24 and restatement discussed in Note 25)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(As Restated - Note 25)	(As Restated - Note 25)
	(in thousands, except for share data)
ASSETS
Cash and cash equivalents	$4,992,042	$2,201,783
Investment securities:
Available-for-sale at fair value	20,851,495	15,908,078
Trading securities	—	833,936
Other investments	1,024,259	816,991
Loans held for investment(1)(5)	79,373,792	75,995,467
Allowance for loan and lease losses (5)	(3,160,711)	(1,701,602)
Net loans held for investment	76,213,081	74,293,865
Loans held-for-sale (2)	3,183,282	260,252
Premises and equipment, net (3)	942,372	854,671
Leased vehicles, net (5)(6)	8,377,835	6,623,970
Accrued interest receivable (5)	586,263	559,962
Equity method investments	266,569	227,991
Goodwill	4,444,389	8,951,484
Intangible assets, net	639,055	706,988
Bank-owned life insurance	1,727,096	1,686,491
Restricted cash (5)	2,429,729	2,024,838
Other assets (4) (5)	1,893,815	2,869,580
TOTAL ASSETS	$127,571,282	$118,820,880
LIABILITIES
Accrued expenses and payables	$1,666,286	$1,891,235
Deposits and other customer accounts	56,114,232	52,474,007
Borrowings and other debt obligations (5)	49,086,103	39,679,382
Advance payments by borrowers for taxes and insurance	171,137	166,144
Deferred tax liabilities, net	353,369	1,159,971
Other liabilities (5)	598,380	722,685
TOTAL LIABILITIES	107,989,507	96,093,424
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at December 31, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at December 31, 2015 and at December 31, 2014, respectively)	14,729,566	14,729,609
Accumulated other comprehensive loss	(139,641)	(96,410)
Retained earnings	2,351,435	3,846,417
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,136,805	18,675,061
Noncontrolling interest	2,444,970	4,052,395
TOTAL STOCKHOLDER'S EQUITY	19,581,775	22,727,456
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$127,571,282	$118,820,880

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
(6) Net of accumulated depreciation of $1.9 billion and $817.9 million at December 31, 2015 and December 31, 2014, respectively.
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(As Restated - Note 25)	(As Restated - Note 25)	(As Restated - Note 25)
	(in thousands)
INTEREST INCOME:
Loans	$7,402,270	$6,667,821	$1,958,908
Interest-earning deposits	8,556	8,468	6,494
Investment securities:
Available-for-sale	329,556	258,646	302,820
Other investments	52,224	36,921	27,669
TOTAL INTEREST INCOME	7,792,606	6,971,856	2,295,891
INTEREST EXPENSE:
Deposits and other customer accounts	260,880	209,793	211,520
Borrowings and other debt obligations	943,445	844,930	570,600
TOTAL INTEREST EXPENSE	1,204,325	1,054,723	782,120
NET INTEREST INCOME	6,588,281	5,917,133	1,513,771
Provision for credit losses	4,012,956	2,413,243	46,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,575,325	3,503,890	1,466,921
NON-INTEREST INCOME:
Consumer fees	454,697	382,854	228,666
Commercial fees	187,539	185,373	199,486
Mortgage banking income, net	107,983	204,558	122,036
Equity method investments (loss)/income, net	(8,818)	8,515	438,185
Bank-owned life insurance	57,913	60,278	57,041
Capital market revenue	37,408	51,671	31,742
Lease income	1,489,574	790,737	—
Miscellaneous income	181,457	551,123	12,807
TOTAL FEES AND OTHER INCOME	2,507,753	2,235,109	1,089,963
OTTI recognized in earnings	(1,092)	—	(63,630)
Gain on Change in Control	—	2,417,563	—
Net gain on sale of investment securities	18,094	27,234	73,084
Net gain recognized in earnings	17,002	2,444,797	9,454
TOTAL NON-INTEREST INCOME	2,524,755	4,679,906	1,099,417
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	1,367,088	1,214,348	697,876
Occupancy and equipment expenses	541,291	470,439	381,794
Technology expense	178,078	163,015	127,748
Outside services	277,296	195,313	102,356
Marketing expense	80,179	52,448	55,864
Loan expense	369,536	324,328	73,776
Lease expense	1,121,734	595,711	—
Other administrative expenses	342,088	314,000	250,110
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	4,277,290	3,329,602	1,689,524
OTHER EXPENSES:
Amortization of intangibles	67,932	96,421	27,334
Deposit insurance premiums and other expenses	56,946	55,746	70,327
Loss on debt extinguishment	—	127,063	6,877
Investment expense on qualified affordable housing projects	156	—	—
Impairment of capitalized software	—	64,546	33,000
Impairment of goodwill	4,507,095	—	—
TOTAL OTHER EXPENSES	4,632,129	343,776	137,538
(LOSS)/INCOME BEFORE INCOME TAXES	(3,809,339)	4,510,418	739,276
Income tax (benefit)/provision	(675,238)	1,610,958	83,416
NET (LOSS)/INCOME INCLUDING NONCONTROLLING INTEREST	(3,134,101)	2,899,460	655,860
LESS: NET (LOSS)/INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,653,719)	464,648	—
NET (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(1,480,382)	$2,434,812	$655,860
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	Year Ended December 31,
	2015	2014	2013
	(As Restated - Note 25)	(As Restated - Note 25)	(As Restated - Note 25)
	(in thousands)
NET (LOSS)/INCOME INCLUDING NONCONTROLLING INTEREST	$(3,134,101)	$2,899,460	$655,860
OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(2,322)	25,163	39,751
Net unrealized (losses)/gains on available-for-sale investment securities, net of tax	(43,511)	146,877	(359,616)
Pension and post-retirement actuarial gains/(losses), net of tax	2,602	(14,082)	11,163
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	(43,231)	157,958	(308,702)
COMPREHENSIVE (LOSS)/INCOME	$(3,177,332)	$3,057,418	$347,158
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,653,719)	464,648	—
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(1,523,613)	$2,592,770	$347,158

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(in thousands)

(As Restated - Note 25)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2013 (As Restated)	520,307	$195,445	$12,211,636	$54,334	$784,945	$—	$13,246,360
Comprehensive income Attributable to SHUSA	—	—	—	(308,702)	655,860	—	347,158
Stock issued in connection with employees benefit and incentive compensation plans	—	—	(1,820)	—	—	—	(1,820)
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2013 (As Restated)	520,307	$195,445	$12,209,816	$(254,368)	$1,426,205	$—	$13,577,098

(As Restated - Note 25)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013 (As Restated)	520,307	$195,445	$12,209,816	$(254,368)	$1,426,205	$—	$13,577,098
Comprehensive income Attributable to SHUSA	—	—	—	157,958	2,434,812	—	2,592,770
Comprehensive Income Attributable to NCI	—	—	—	—	—	464,648	464,648
SC Change in Control(1)	—	—	—	—	—	3,483,446	3,483,446
Issuance of common stock	10,084	—	2,521,000	—	—	—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—	—	(1,207)
Impact of SC Stock Option Activity	—	—	—	—	—	124,968	124,968
Dividends paid to NCI	—	—	—	—	—	(20,667)	(20,667)
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2014 (As Restated)	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
(1) Refer to Note 3 to the Consolidated Financial Statements for further discussion.

(As Restated - Note 25)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014 (As Restated)	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
Comprehensive loss Attributable to SHUSA	—	—	—	(43,231)	(1,480,382)	—	(1,523,613)
Net Loss Attributable to Noncontrolling Interest	—	—	—	—	—	(1,653,719)	(1,653,719)
Impact of SC Stock Option Activity	—	—	(68)	—	—	46,294	46,226
Stock issued in connection with employee benefit and incentive compensation plans	—	—	25	—	—	—	25
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2015 (As Restated)	530,391	$195,445	$14,729,566	$(139,641)	$2,351,435	$2,444,970	$19,581,775

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(As Restated - Note 25)	(As Restated - Note 25)	(As Restated - Note 25)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income including noncontrolling interest	$(3,134,101)	$2,899,460	$655,860
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Gain on SC Change in Control	—	(2,280,027)	—
Net gain on sale of SC shares	—	(137,536)	—
Gain on sale of branches	—	(10,648)	—
Impairment of goodwill	4,507,095	—	—
Impairment of capitalized software	—	64,546	33,000
Provision for credit losses	4,012,956	2,413,243	46,850
Deferred tax (benefit)/expense	(828,335)	1,845,409	157,391
Depreciation, amortization and accretion	488,273	(49,080)	286,242
Net loss/(gain) on sale of loans	78,156	(260,235)	(47,128)
Net gain on sale of investment securities	(18,094)	(27,234)	(73,084)
Gain on residential loan securitizations	(21,570)	(48,373)	—
Net gain on sale of leased vehicles	(22,636)	(4,570)	—
OTTI recognized in earnings	1,092	—	63,630
Loss on debt extinguishment	—	127,063	6,877
Net (gain)/loss on real estate owned and premises and equipment	(11,490)	(32,101)	5,238
Stock-based compensation	(7,302)	5,922	(1,820)
Equity loss/(earnings) on equity method investments	8,818	(8,515)	(438,185)
Dividends from equity method investments	—	—	182,113
Originations of loans held-for-sale, net of repayments	(7,649,733)	(4,630,564)	(3,317,480)
Purchases of loans held-for-sale	—	—	(17,151)
Proceeds from sales of loans held-for-sale	6,818,163	5,132,693	4,063,312
Purchases of trading securities	(390,192)	(525,485)	—
Proceeds from sales of trading securities	823,801	85,240	—
Net change in:
Loans held for sale	(107,947)	—	—
Other assets and bank-owned life insurance	322,811	(288,537)	186,370
Other liabilities	264,692	(90,467)	(447,233)
Other	—	(8,786)	24,545
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,134,457	4,171,418	1,369,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	2,809,779	341,513	8,050,028
Proceeds from prepayments and maturities of available-for-sale investment securities	5,149,941	2,594,981	3,206,799
Purchases of available-for-sale investment securities	(12,331,663)	(5,209,870)	(4,854,061)
Proceeds from sales of other investments	325,594	366,382	310,466
Proceeds from maturities of other investments	—	20,000	—
Purchases of other investments	(506,469)	(382,840)	(76,949)
Net change in restricted cash	(555,917)	(286,164)	391,058
Proceeds from sales of loans held for investment	2,710,078	3,653,267	119,621
Proceeds from the sales of equity method investments	14,988	8,615	—
Distributions from equity method investments	11,881	7,990	—
Contributions to equity method and other investments	(101,018)	(111,788)	—
Purchases of loans held for investment	(1,978,145)	(1,266,322)	(1,530,178)
Net change in loans other than purchases and sales	(9,460,729)	(9,855,823)	3,584,077
Purchases of leased vehicles	(5,749,720)	(6,217,516)	—
Proceeds from the sale and termination of leased vehicles	2,020,686	463,843	—
Manufacturer incentives	1,192,235	1,174,875	—
Proceeds from sales of real estate owned and premises and equipment	89,331	119,088	47,673
Purchases of premises and equipment	(304,754)	(288,336)	(222,756)
Net cash transferred on the sale of branches	—	(151,286)	—
Proceeds from sale of SC shares	—	320,145	—
Cash acquired in SC Change in Control	—	11,076	—
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(16,663,902)	(14,688,170)	9,025,778

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	3,640,225	3,227,076	(1,268,632)
Net change in short-term borrowings	(5,250,000)	2,488,600	(6,150,379)
Net proceeds from long-term borrowings	51,840,502	37,888,395	528,749
Repayments of long-term borrowings	(45,669,188)	(34,767,052)	(958,162)
Proceeds from FHLB advances (with terms greater than 3 months)	16,350,000	—	1,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(6,670,000)	(2,082,796)	(2,040,494)
Net change in advance payments by borrowers for taxes and insurance	4,993	(14,901)	14,529
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Dividends paid to noncontrolling interest	—	(20,667)	—
Proceeds from the issuance of common stock	87,772	1,787,533	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	14,319,704	8,491,588	(8,388,989)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,790,259	(2,025,164)	2,006,136
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,201,783	4,226,947	2,220,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,992,042	$2,201,783	$4,226,947

SUPPLEMENTAL DISCLOSURES
Income taxes (received)/paid, net	$(247,211)	$(122,589)	$1,489
Interest paid	1,238,519	1,191,326	1,004,926

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	77,034	53,618	75,158
Loans transferred from held for investment to held for sale, net	2,886,766	226,170	—
Unsettled purchases of investment securities	697,057	254,065	—
Unsettled sales of investment securities	—	573,290	—
Conversion of debt to common equity	—	750,000	—
Liquidation of common equity securities	—	24,742	—
Residential loan securitizations	395,163	2,136,022	—
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

SC wholly owns Santander Consumer USA Inc., a specialized consumer finance company focused on vehicle finance and third-party servicing. SC Common Stock is listed for trading on the New York Stock Exchange under the trading symbol "SC".

Basis of Presentation

These Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates VOEs in which the Company has a controlling financial interest. The Consolidated Financial Statements have been prepared by the Company pursuant to SEC regulations. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss)/Income, Statements of Stockholder's Equity and Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Significant Accounting Policies

Management has identified accounting for consolidation, business combinations, the allowance for loan losses for originated and purchased loans and the reserve for unfunded lending commitments, loan modifications and troubled debt restructurings, goodwill, derivatives and hedging activities, and income taxes as the Company's significant accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2015 through the Original Filing of these Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015 other than the transactions disclosed within Note 4, Note 5, Note 12 and Note 20 of these Consolidated Financial Statements, and the possible impact of the share price decline in SC that is disclosed in Note 9.

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

Loans held for investment

Loans held for investment include commercial and consumer loans originated by the Company as well as retail installment contracts ("RICs") and personal unsecured loans acquired in connection with the Change in Control and originated for investment by SC after the Change in Control and which the Company intends to hold for the foreseeable future or until maturity. RICs consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount. RICs also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

Originated Loans held for investment

Originated loans held for investment are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan generally utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. Premiums and discounts associated with RICs are deferred and amortized as adjustments to interest income generally utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is generally not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans and more than 60 days delinquent for RICs or sooner if management believes the loan has become impaired. Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged off.

When loans held for investment are re-designated as loans held for sale ("LHFS"), any specific and allocated allowance for credit losses ("ACL") is charged-off to reduce the basis of the loans to the extent that the estimated fair value is lower than the loan's recorded investment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company’s loans held for investment, including RIC and personal unsecured loans originated by SC since the Change in Control, are carried at amortized cost, net of allowance for loan and lease losses. When a RIC is originated, certain cost basis adjustments (the net discounts) to the principal balance of the loan are recognized in accordance with ASC 310-20. These cost basis adjustments generally include the following:

•	Origination costs

•
Dealer discounts - dealer discounts to the principal balance of the loan generally occur in circumstances in which the contractual interest rate in the loan is not sufficient to compensate for the credit risk of the borrower.

•	Participation - participation fees, or premiums, paid to the dealer as a form of profit-sharing rewarding the dealer for originating loans that perform.

•	Subvention - payments received from the vehicle manufacturer as compensation (yield enhancement) for the cost of below-market interest rates offered to consumers.

Originated loans are initially recorded at the proceeds paid to fund the loan. Any discount at origination for loans is considered by the Company to reflect yield enhancements and is accreted to income using the effective interest method.

Provisions for credit losses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover probable credit losses incurred in the Company’s held for investment loan portfolios. The Company uses the incurred loss approach in providing an ACL on the recorded investment of its existing loans. This approach requires that loan loss provisions are recognized and the corresponding allowance recorded when, based on all available information, it is probable that a credit loss has been incurred. The estimate for credit losses for loans that are individually evaluated for impairment is generally determined through an analysis of the present value of the loan’s expected future cash flows, except for those that are deemed to be collateral dependent.  For those loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. In addition, when establishing the collective ACL for originated loans, the Company’s estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off. Although the ACL is established on a collective basis, actual charge-offs are recorded on a loan by loan basis when losses are confirmed or when established delinquency thresholds have been met. Additional discussions related to the Company’s charge-off and credit loss provision policies are provided in the “Charge-offs of Uncollectible Loans” and “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” sections below. The Company applies different accounting policies to the treatment of discounts in the ACL specific to loans purchased in a bulk purchase or a business combination versus originated loans. See the“Allowance for Loan and Lease Losses for Purchased Loans” section below.

Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses for originated loans and reserve for Unfunded Lending Commitments are maintained at levels that management considers adequate to provide for losses on the recorded investment of the loan portfolio, based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan and lease losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on loans specifically evaluated for impairment, and loans collectively evaluated for impairment, based on historical loan and lease loss experience adjusted for current trends and both general economic conditions and other risk factors in the Company's loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

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

For non-TDR RIC and personal unsecured loans, the Company estimates the allowance for loan and lease losses at a level considered adequate to cover probable credit losses inherent in the recorded investment of the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan and lease losses.

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

When a loan in any portfolio or class has been determined to be impaired (e.g. as discussed above, TDRs and non-accrual commercial loans in excess of $1 million) as of the balance sheet date, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. A specific reserve is established as a component of ACL for these impaired loans. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, the Company recalculates the impairment and appropriately adjusts the specific reserve. This is also the same case if there was a significant change in the initial estimate for impaired loans that are measured based on a loan's observable market price or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. Some impaired loans have risk characteristics similar with other impaired loans and may be aggregated for the measurement of impairment. For those impaired loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

See the“Allowance for Loan and Lease Losses for Purchased Loans” section below and Note 5 to the Consolidated Financial Statements for detail on the Company's purchased loans and related allowance.

Purchased Loans held for investment

Purchased loans are loans acquired in a bulk purchase or business combination. RICs acquired directly from a dealer are considered to be originated loans, not purchased loans. The Company has accounted for its January 2014 consolidation of SC as a business combination. The RIC and personal unsecured loans loans purchased in the Change in Control were initially recognized at fair value, and no allowance for loan and lease losses was recognized at the Change in Control date pursuant to business combination accounting. The purchased portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SC’s performing RIC and personal unsecured loans that are held for investment were recorded by the Company at a discount.

Subsequent to the Change in Control, the purchase discounts on the retail installment loans are accreted over the remaining expected lives of the loans to their par values using the retrospective effective interest method, which considers the impact of estimated prepayments that is updated on a quarterly basis. The purchase discount on the personal unsecured loans (given their revolving nature) are amortized on a straight-line basis in accordance with ASC 310-20.

The Company irrevocably elected to account for RIC acquired with evidence of credit deterioration at the Change in Control date at fair value in accordance with ASC 825. Accordingly, the Company does not recognize interest income for these RIC and recognizes the fair value adjustments of these loans as part of other non-interest income in the Company’s Consolidated Statement of Operations. For certain of the retail installment contracts which the Company has elected to account for at fair value but are not considered non-accruals, the Company separately recognizes interest income from the total fair value adjustment. No allowance for loan and lease losses is recognized for loans that the Company has elected to account for at fair value.

Allowance for Loan and Lease Losses for Purchased Loans

The Company assesses the collectability of the recorded investment in the retail installment contracts and personal unsecured loans on a collective basis quarterly and determines the allowance for loan and lease losses at levels considered adequate to cover probable credit losses incurred in the portfolio. Purchased loans, including the loans acquired at the Change in Control, were initially recognized at fair value with no allowance. The Company only recognizes an allowance for loan losses on purchased loans through a provision expense when incurred losses in the portfolio exceed the unaccreted purchase discount on the portfolio.

Loans purchased in a bulk purchase or business combination are expected to have greater uncertainty in cash flows which generally result in larger discounts compared to newly originated loans. Purchase discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces the allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire discount on the purchased portfolio as available to absorb the credit losses in the purchased portfolio when determining the ACL. Except for purchased loan portfolios acquired with evidence of credit deterioration (on which we elected to apply the FVO), this accounting policy is applicable to all loan purchases, including loan portfolio acquisitions or business combinations. Currently, the portfolio acquired in the Change of Control is the only purchased loan portfolio meeting this criteria.

The other considerations utilized by the Company to determine the allowance for loan and lease losses for purchased loans are described in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Interest Recognition and Non-accrual loans

Interest from loans is accrued when earned in accordance with the terms of the loan agreement. The accrual of interest is discontinued and accrued but uncollected interest is reversed once a loan is placed in non-accrual status. A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. The Company generally places commercial loans and consumer loans on a non-accrual status when they become 90 days or more past due. RIC are placed on non-accrual status when they become more than 60 days past due. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they returned to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Please refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status.

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

For loans that are individually assessed for impairment, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral, less the costs to sell, if the loan is a collateral-dependent loan. For impaired loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. Additional discussions related to the Company’s loan and lease loss provision is provided in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section above.

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

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. When loans are transferred from held for investment, if the recorded investment of the loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market through a charge off to allowance for loan and lease losses. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through miscellaneous income, net as lower of cost or market adjustments.

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

The Company recognized $768.8 million of intangible assets when it obtained a controlling financial interest in SC, which was accounted for as a business combination. Refer to Note 3 to the Consolidated Financial Statements for additional details related to the intangible assets. The Company recorded an impairment charge of $28.5 million and $3.5 million relating to the trade name within amortization of intangible assets for the year ended December 31, 2014 and 2015, respectively.

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

Other Real Estate Owned ("OREO") and Other Repossessed Assets

OREO and other repossessed assets consist of properties, vehicles, and other assets acquired by, or in lieu of, foreclosure or repossession in partial or total satisfaction of NPLs, including RIC and leases. Assets obtained in satisfaction of a loan are recorded at the estimated fair value minus estimated costs to sell based upon the asset's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the asset minus estimated costs to sell are charged to the allowance for loan and lease losses at the initial measurement date. Subsequent to the acquisition date, OREO and repossessed assets are carried at the lower of cost or fair value less estimated cost to sell. Any declines in the fair value of OREO and repossessed assets below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of OREO and repossessed assets net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the assets are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. The Company generally begins vehicle repossession activity once a customer's account becomes 60 days past due. OREO and other repossessed assets are recorded within Other assets on the Consolidated Balance Sheets and totaled $211.7 million and $201.4 million at December 31, 2015 and December 31, 2014, respectively.

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

The loans purchased in the Change in Control were recognized at fair value, which was at a discount to the unpaid principal balance ("UPB") of the loans. Discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces the allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire unaccreted discount on these loans available to absorb the credit losses in the purchased portfolio when determining the ACL. This policy does not apply to purchases of loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the FVO, or to the RICs originated after the Change in Control.

January 28, 2014
(in thousands)
UPB (1)	$20,343,356
UPB - FVO (2)	2,611,446
Total UPB	22,954,802
Purchase Marks (3)	(3,084,012)
Total	19,870,790

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of the receivables.

(2)	The Company elected to account for these loans under the FVO.

(3)	Includes purchase marks of $741.1 million related to purchased loan portfolios on which we elected to apply the FVO.

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

	SC Amounts Included in Results for the	Supplemental Pro Forma Combined (b)
	Year Ended December 31, 2014	Year Ended December 31, 2014

Total Revenue, Net of Total Interest Expense (a)	$5,626,316	$8,402,844
Net Income including Noncontrolling Interest	1,125,538	947,745

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

At December 31, 2015 and 2014, the Company had $65.1 million and $67.3 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Consolidated Balance Sheet.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated)

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts . The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $59.3 billion at December 31, 2015 and $51.7 billion at December 31, 2014.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2015 was $3.2 billion, compared to $260.3 million at December 31, 2014. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 19 to the Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the credit loss allowance associated with SC's personal loan portfolio to value the portfolio at the lower of cost or market, and the adjusted credit loss allowance at September 30, 2015 was released through the provision for credit losses. Subsequent adjustments to lower of cost or market have been and will continue to be offset against non-interest income. Future loan originations and purchases under SC’s personal lending platform will also be classified as held for sale. As of December 31, 2015, the value of the held for sale personal unsecured loan portfolio was $2.0 billion.

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

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2015 and December 31, 2014, accrued interest receivable on the Company's loans was $521.1 million and $492.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent

	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,722,917	11.0%	$8,739,233	11.5%
Commercial and industrial loans	19,787,834	24.9%	17,092,828	22.5%
Multifamily loans	9,438,463	11.9%	8,705,890	11.5%
Other commercial(2)	2,676,506	3.4%	2,084,232	2.7%
Total commercial loans held for investment	40,625,720	51.2%	36,622,183	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,230,995	7.8%	6,773,575	8.9%
Home equity loans and lines of credit	6,151,232	7.7%	6,211,298	8.2%
Total consumer loans secured by real estate	12,382,227	15.5%	12,984,873	17.1%
Consumer loans not secured by real estate:
RICs and auto loans - originated	18,539,588	23.4%	9,935,503	13.1%
RICs - purchased	6,108,210	7.7%	12,449,526	16.4%
Personal unsecured loans	685,467	0.9%	2,696,820	3.5%
Other consumer(3)	1,032,580	1.3%	1,306,562	1.7%
Total consumer loans	38,748,072	48.8%	39,373,284	51.8%
Total loans held for investment(1)	$79,373,792	100.0%	$75,995,467	100.0%
Total loans held for investment:
Fixed rate	$46,721,562	58.9%	$45,109,343	59.4%
Variable rate	32,652,230	41.1%	30,886,124	40.6%
Total loans held for investment(1)	$79,373,792	100.0%	$75,995,467	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $26.3 million as of December 31, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses and other credit quality disclosures at December 31, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2015	December 31, 2014
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,949,089	$3,218,150
Middle Market Real Estate	4,223,359	3,743,099
Santander Real Estate Capital	1,550,469	1,777,984
Total commercial real estate	8,722,917	8,739,233
Commercial and industrial (3)	19,787,834	17,092,828
Multifamily	9,438,463	8,705,890
Other commercial	2,676,506	2,084,232
Total commercial loans held for investment	$40,625,720	$36,622,183

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Commercial and industrial loans excluded $86.4 million and $19.1 million of LHFS at December 31, 2015 and December 31, 2014, respectively.

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

In accordance with the Company's accounting policy when establishing the collective ACL for originated loans, the Company's estimate of losses on recorded investment includes the estimate of the related net unaccreted discount balance that is expected at the time of charge-off, while it considers the entire unaccreted discount for loan portfolios purchased at a discount as available to absorb the credit losses when determining the ACL specific to these portfolios. This accounting policy is not applicable for the purchased loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the FVO.

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2015	December 31, 2014
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,230,995	$6,773,575
Home equity loans and lines of credit	6,151,232	6,211,298
Total consumer loans secured by real estate	12,382,227	12,984,873
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	18,539,588	9,935,503
RICs - purchased (4)	6,108,210	12,449,526
Personal unsecured loans(5)	685,467	2,696,820
Other consumer	1,032,580	1,306,562
Total consumer loans held for investment	$38,748,072	$39,373,284

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Residential mortgages exclude $236.8 million and $195.7 million of LHFS at December 31, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans exclude $905.7 million and $45.4 million of LHFS at December 31, 2015 and December 31, 2014, respectively.

(5)	Personal unsecured loans exclude $2.0 billion of LHFS at December 31, 2015. There were no personal unsecured loans HFS at December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

The RICs and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the Change in Control, (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	December 31, 2015	December 31, 2014

	(in thousands)
RICs - Purchased:
UPB (1)	$6,709,748	$13,366,188
UPB - FVO (2)	140,995	716,923
Total UPB	6,850,743	14,083,111
Purchase Marks (3)	(742,533)	(1,633,585)
Total RICs - Purchased	6,108,210	12,449,526

RICs - Originated:
UPB (1)	19,069,801	10,273,931
Net discount	(548,057)	(367,369)
Total RICs - Originated	18,521,744	9,906,562
SBNA auto loans	17,844	28,941
Total RICs originated	18,539,588	9,935,503
Total RICs and auto loans	$24,647,798	$22,385,029
(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $33.1 million and $130.2 million related to purchased loan portfolios on which we elected to apply the FVO at December 31, 2015 and December 31, 2014, respectively.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31, 2015

	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$401,553	$1,267,025	$33,024	$1,701,602
Provision for loan and lease losses	138,482	3,847,414	12,304	3,998,200
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(165,682)	(4,434,574)	—	(4,600,256)
Recoveries	61,364	2,026,918	—	2,088,282
Charge-offs, net of recoveries	(104,318)	(2,407,656)	—	(2,511,974)
Allowance for loan and lease losses, end of period	$435,717	$2,679,666	$45,328	$3,160,711
Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	14,756	—	—	14,756
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	147,397	—	—	147,397
Total allowance for credit losses, end of period	$583,114	$2,679,666	$45,328	$3,308,108
Ending balance, individually evaluated for impairment(2)	$48,511	$895,580	$—	$944,091
Ending balance, collectively evaluated for impairment	387,206	1,784,086	45,328	2,216,620

Financing receivables:
Ending balance	$40,712,120	$41,844,954	$—	$82,557,074
Ending balance, evaluated under the fair value option or lower of cost or fair value	86,399	3,425,538	—	3,511,937
Ending balance, individually evaluated for impairment(2)	403,653	4,203,657	—	4,607,310
Ending balance, collectively evaluated for impairment	40,222,068	34,215,759	—	74,437,827
(1) The "Other" amount represents the impact on the allowance for loan and lease losses in connection with SC classifying approximately $1.0 billion of retail installment contracts ("RICs") as held-for-sale during the first quarter of 2015.
(2) Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Year Ended December 31, 2014

	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan and lease losses	27,818	2,462,017	5,408	2,495,243
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(109,718)	(2,664,747)	—	(2,774,465)
Recoveries	40,379	1,167,328	—	1,207,707
Charge-offs, net of recoveries	(69,339)	(1,497,419)	—	(1,566,758)
Allowance for loan and lease losses, end of period	$401,553	$1,267,025	$33,024	$1,701,602

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(82,000)	—	—	(82,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	132,641	—	—	132,641
Total allowance for credit losses, end of period	$534,194	$1,267,025	$33,024	$1,834,243
Ending balance, individually evaluated for impairment(2)	$80,701	$55,399	$—	$136,100
Ending balance, collectively evaluated for impairment	320,852	1,211,626	33,024	1,565,502

Financing receivables:
Ending balance	$36,641,277	$39,614,442	$—	$76,255,719
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	19,094	1,087,069	—	1,106,163
Ending balance, individually evaluated for impairment(2)	494,565	2,124,184	—	2,618,749
Ending balance, collectively evaluated for impairment	36,127,618	36,403,189	—	72,530,807

(1)
The "Other" amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of troubled debt restructurings ("TDRs") and non-performing loans ("NPLs") classified as held-for-sale during the year.

(2)	Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

	Year Ended December 31, 2015
	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$963	$709,024	$709,987
Provision for / (Release of) loan and lease losses	1,106,462	2,313,825	3,420,287
Other	(27,117)	—	(27,117)
Charge-offs	(1,516,951)	(2,035,878)	(3,552,829)
Recoveries	1,027,450	905,018	1,932,468
Charge-offs, net of recoveries	(489,501)	(1,130,860)	(1,620,361)
Allowance for loan and lease losses, end of period	$590,807	$1,891,989	$2,482,796

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Year Ended December 31, 2014
	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$—	$—	$—
Provision for / (Release of) loan and lease losses	799,208	982,506	1,781,714
Charge-offs	(1,732,218)	(420,500)	(2,152,718)
Recoveries	933,973	147,018	1,080,991
Charge-offs, net of recoveries	(798,245)	(273,482)	(1,071,727)
Allowance for loan and lease losses, end of period	$963	$709,024	$709,987

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$71,979	$90,579
Middle market commercial real estate	37,745	71,398
Santander real estate capital	3,454	5,803
Commercial and industrial	85,745	54,567
Multifamily	9,162	9,639
Other commercial	2,982	4,136
Total commercial loans	211,067	236,122
Consumer:
Residential mortgages	173,780	231,316
Home equity loans and lines of credit	127,171	142,026
RICs and auto loans - originated	701,785	227,132
RICs - purchased	417,276	755,590
Personal unsecured loans	895	14,007
Other consumer	23,125	22,095
Total consumer loans	1,444,032	1,392,166
Total non-accrual loans	1,655,099	1,628,288

Other real estate owned ("OREO")	38,959	65,051
Repossessed vehicles	172,375	126,309
Foreclosed and other repossessed assets	374	11,375
Total OREO and other repossessed assets	211,708	202,735
Total non-performing assets	$1,866,807	$1,831,023

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

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of December 31, 2015

	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,085	$30,000	$48,085	$2,901,004	$2,949,089	$—
Middle market commercial real estate	575	21,063	21,638	4,201,721	4,223,359	—
Santander real estate capital	—	654	654	1,549,815	1,550,469	—
Commercial and industrial	31,067	44,032	75,099	19,799,134	19,874,233	—
Multifamily	2,951	4,537	7,488	9,430,975	9,438,463	—
Other commercial	3,968	2,079	6,047	2,670,459	2,676,506	—
Consumer:
Residential mortgages	140,323	142,510	282,833	6,184,922	6,467,755	—
Home equity loans and lines of credit	28,166	79,715	107,881	6,043,351	6,151,232	—
RICs and auto loans - originated	2,149,480	212,569	2,362,049	17,083,248	19,445,297	—
RICs - purchased	1,242,545	109,258	1,351,803	4,756,407	6,108,210	—
Personal unsecured loans	78,741	83,686	162,427	2,477,454	2,639,881	79,729
Other consumer	41,667	32,573	74,240	958,340	1,032,580	—
Total	$3,737,568	$762,676	$4,500,244	$78,056,830	$82,557,074	$79,729

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	As of December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,079	$3,218,150	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,316	3,743,099	—
Santander real estate capital	4,329	2,115	6,444	1,771,540	1,777,984	—
Commercial and industrial	26,778	23,434	50,212	17,061,710	17,111,922	—
Multifamily	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,088,475	6,211,298	—
RICs and auto loans - originated	811,912	65,703	877,615	9,103,311	9,980,926	—
RICs - purchased	2,317,941	202,889	2,520,830	9,928,697	12,449,527	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	56,708	31,745	88,453	1,218,109	1,306,562	—
Total	$3,552,323	$803,439	$4,355,762	$71,899,957	$76,255,719	$93,152

(1)	Financing receivables include LHFS.

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
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$40,843	$43,582	$—	$39,289
Middle market commercial real estate	78,325	123,495	—	103,059
Santander real estate capital	2,815	2,815	—	2,899
Commercial and industrial	3,635	5,046	—	5,780
Multifamily	9,467	10,488	—	15,980
Other commercial	239	239	—	164
Consumer:
Residential mortgages	26,808	26,808	—	25,108
Home equity loans and lines of credit	31,080	31,080	—	29,155
RICs and auto loans - originated	15	15	—	8
RICs - purchased	75,698	96,768	—	931,411
Personal unsecured loans(2)	12,865	12,865	—	6,729
Other consumer	12,495	16,002	—	9,048
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	31,376	32,650	6,413	45,663
Middle market commercial real estate	38,046	43,745	5,624	49,072
Santander real estate capital	654	782	98	2,266
Commercial and industrial	113,358	142,308	35,184	88,771
Multifamily	5,653	5,658	443	5,816
Other commercial	3,216	4,465	749	2,574
Consumer:
Residential mortgages	172,265	200,176	25,034	151,539
Home equity loans and lines of credit	71,847	86,355	3,757	65,990
RICs and auto loans - originated	1,325,975	1,359,585	408,208	691,244
RICs - purchased	2,454,108	2,773,536	454,926	1,227,054
Personal unsecured loans	1,839	2,226	430	9,158
Other consumer	18,663	23,790	3,225	17,479
Total:
Commercial	$327,627	$415,273	$48,511	$361,333
Consumer	4,203,658	4,629,206	895,580	3,163,923
Total	$4,531,285	$5,044,479	$944,091	$3,525,256

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

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
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$37,735	$40,453	$—	$40,610
Middle market commercial real estate	127,792	172,766	—	114,465
Santander real estate capital	2,982	2,982	—	1,867
Commercial and industrial	7,925	17,732	—	10,529
Multifamily	22,492	22,492	—	24,762
Other commercial	88	88	—	44
Consumer:
Residential mortgages	23,408	23,408	—	57,776
Home equity loans and lines of credit	27,230	27,230	—	29,152
RICs and auto loans - originated	—	—	—	—
RICs - purchased	1,787,124	2,040,785	—	893,563
Personal unsecured loans	592	592	—	296
Other consumer	5,600	5,600	—	6,973
With an allowance recorded:
Commercial:
Corporate banking	59,950	66,328	25,322	56,856
Middle market commercial real estate	60,098	66,024	17,004	89,472
Santander real estate capital	3,878	6,356	364	6,630
Commercial and industrial	64,183	72,488	35,848	82,204
Multifamily	5,979	7,076	1,475	8,699
Other commercial	1,932	1,995	688	1,055
Consumer:
Residential mortgages	130,813	156,669	23,628	339,071
Home equity loans and lines of credit	60,132	69,374	5,002	57,516
RICs and auto loans - originated	56,513	58,229	16,997	28,258
RICs - purchased	—	—	—	—
Personal unsecured loans	16,476	16,815	6,508	9,506
Other consumer	16,295	22,812	3,264	16,889
Total:
Commercial	$395,034	$476,780	$80,701	$437,193
Consumer	2,124,183	2,421,514	55,399	1,439,000
Total	$2,519,217	$2,898,294	$136,100	$1,876,193

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,627,159	$4,055,623	$1,363,031	$18,881,150	$9,114,466	$2,631,935	$38,673,364
Special Mention	99,090	29,620	144,597	492,128	249,165	28,686	1,043,286
Substandard	208,785	117,571	42,187	467,983	74,410	15,601	926,537
Doubtful	14,055	20,545	654	32,972	422	284	68,932
Total commercial loans	$2,949,089	$4,223,359	$1,550,469	$19,874,233	$9,438,463	$2,676,506	$40,712,119

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,836	$8,533,427	$2,064,947	$35,042,598
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,160	34,603	2,819	19,973	431	499	89,485
Total commercial loans	$3,218,150	$3,743,099	$1,777,984	$17,111,922	$8,705,890	$2,084,232	$36,641,277

(1)	Financing receivables include LHFS.

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

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	December 31, 2015		December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Retail installment contracts and auto loans(3)	Percent
	(dollars in thousands)
No FICOs(1)	$4,913,606	19.2%	$2,667,671	12.0%
<600	$13,374,065	52.3%	$11,669,878	52.0%
600-639	4,260,982	16.7%	4,046,452	18.0%
640-679	3,004,854	11.8%	4,046,452	18.0%
Total	$25,553,507	100.0%	$22,430,453	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs loans include $905.7 million and $45.4 million of LHFS at December 31, 2015 and December 31, 2014 that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

December 31, 2014
Credit Score Range(2)	Personal unsecured loans balance	Percent
	(dollars in thousands)
<600	$491,984	18.2%
600-639	446,995	16.6%
640-679	1,163,203	43.1%
680-719	64,610	2.4%
720-759	72,235	2.7%
>=760	78,234	2.9%
N/A(1)	379,559	14.1%
Total	$2,696,820	100.0%

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

	Home Equity Loans and Lines of Credit(2)
December 31, 2015	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$192,379	$390	$305	$—	$—	$193,074
<600	11,110	155,306	79,389	22,373	22,261	290,439
600-639	8,871	140,277	83,548	20,766	12,525	265,987
640-679	12,534	254,481	174,223	32,925	26,565	500,728
680-719	14,273	431,818	317,260	56,589	31,722	851,662
720-759	12,673	614,748	425,744	63,840	39,981	1,156,986
>=760	34,579	1,644,168	1,007,561	135,571	70,477	2,892,356
Grand Total	$286,419	$3,241,188	$2,088,030	$332,064	$203,531	$6,151,232

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

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

	Home Equity Loans and Lines of Credit(1)
December 31, 2014	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$217,607	$2,265	$863	$336	$148	$221,219
<600	13,543	158,712	69,381	24,069	20,989	286,694
600-639	9,748	154,887	76,431	23,410	14,118	278,594
640-679	14,717	279,397	157,214	38,057	25,117	514,502
680-719	15,984	488,982	272,083	56,560	33,714	867,323
720-759	15,643	672,971	381,828	64,993	45,810	1,181,245
>=760	36,962	1,736,574	885,774	125,773	76,638	2,861,721
Grand Total	$324,204	$3,493,788	$1,843,574	$333,198	$216,534	$6,211,298

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

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	December 31, 2015	December 31, 2014
	(in thousands)
Performing	$3,797,231	$2,041,653
Non-performing	602,315	343,522
Total	$4,399,546	$2,385,175

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the years ended December 31, 2015 and December 31, 2014, respectively:

	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	21	$40,931	$(1,027)	$(2,716)	$(194)	$36,994
Middle market	2	17,024	—	—	(2,110)	$14,914
Santander real estate capital	1	4,977	—	—	(7)	$4,970
Commercial and industrial	595	19,108	—	—	—	$19,108
Consumer:
Residential mortgages(3)	513	69,563	10	(680)	265	$69,158
Home equity loans and lines of credit	470	31,848	—	—	(256)	$31,592
RICs and auto loans - originated	78,576	1,486,951	(335)	—	(274)	$1,486,342
RICs - purchased	175,780	2,412,434	(4,619)	—	(829)	$2,406,986
Personal unsecured loans	15,492	18,870	—	(110)	(96)	$18,664
Other consumer	55	3,218	(1)	—	(217)	$3,000
Total	271,505	$4,104,924	$(5,972)	$(3,506)	$(3,718)	$4,091,728

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Year Ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	30	$73,246	$(355)	$(529)	$(670)	$71,692
Middle Market	7	70,353	—	—	(2,900)	67,453
Commercial and industrial	72	2,169	(3)	—	—	2,166
Other commercial	5	2,503	(33)	2	—	2,472
Consumer:
Residential mortgages(3)	266	47,643	(18)	(118)	987	48,494
Home equity loans and lines of credit	115	10,509	—	—	—	10,509
RICs and auto loans - originated	2,871	57,997	—	—	(93)	57,904
RICs - purchased	140,029	1,918,542	(7,504)	—	(2,364)	1,908,674
Personal unsecured loans	13,999	15,810	—	—	(127)	15,683
Other consumer	13	863	(1)	—	30	892
Total	157,407	$2,199,635	$(7,914)	$(645)	$(5,137)	$2,185,939

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

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

	Year Ended December 31,
	2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	61	$1,961	1	$52
Consumer:
Residential mortgages	22	2,840	28	4,214
Home equity loans and lines of credit	15	1,789	9	785
RIC and auto loans	51,202	792,721	6,398	87,019
Unsecured loans	3,662	4,083	2,404	2,480
Other consumer	2	244	1	27
Total	54,964	$803,638	8,841	$94,577

(1)	The recorded investment represents the period-end balance at December 31, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

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

Leased vehicles, net consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Leased vehicles	$11,297,752	$8,255,912
Origination fees and other costs	29,800	20,628
Manufacturer subvention payments, net of accretion	(1,048,713)	(834,669)
Leased vehicles, gross	10,278,839	7,441,871
Less: accumulated depreciation	(1,901,004)	(817,901)
Leased vehicles, net	$8,377,835	$6,623,970

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

2016	$1,443,815
2017	$938,157
2018	$298,241
2019	$8,289
Thereafter	$—
Total	$2,688,502

Lease income and expense for the year ended December 31, 2015 were $1.5 billion and $1.1 billion, respectively, compared to $0.8 billion and $0.6 billion, respectively, for the year ended December 31, 2014. There was no material lease income or expense recorded for the year ended December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PREMISES AND EQUIPMENT (As Restated)

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

In 2014, certain changes to the Company’s IT strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $64.5 million of capitalized software for the year ended December 31, 2014.

During the fourth quarter of 2015, the Company sold one major property for a $13.3 million gain. Gain on sale of premises and equipment is included in the Consolidated Statement of Operations within "Miscellaneous income." In 2014, the Company sold two properties, which resulted in the recognition of a $22.0 million gain.

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (As Restated)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (As Restated) (continued)

On-balance sheet VIEs

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

	December 31, 2015	December 31, 2014
	(in thousands)

Assets
Restricted cash	$1,842,877	$1,626,257
RICs, net(1)	23,494,541	20,557,168
Leased vehicles, net	6,497,310	4,848,593
Various other assets	630,017	555,108
Total Assets	32,464,745	27,587,126
Liabilities
Notes payable	30,628,837	27,892,669
Various other liabilities	85,844	55,795
Total Liabilities	$30,714,681	$27,948,464

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

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Year Ended December 31, 2015	Period from January 28, 2014 to December 31, 2014

	(in thousands)
Receivables securitized	$18,516,641	$12,509,094

Net proceeds from new securitizations (1)	15,232,692	10,452,530
Cash received for servicing fees (2)	700,156	585,117
Cash received upon release from reserved and restricted cash accounts (2)	—	—
Net distributions from Trusts (2)	1,960,418	1,717,839
Total cash received from securitization trusts	$17,893,266	$12,755,486

(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying consolidated statements of cash flows because the cash flows are between the VIEs and other entities included in the consolidation

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (As Restated) (continued)

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

A summary of the cash flows received from the off-balance Trusts for the periods indicated is as follows:

	Year Ended December 31,	Period from January 28, 2014 to December 31,
	2015	2014
	(in thousands)
Receivables securitized	$1,557,099	$1,802,461

Net proceeds from new securitizations	1,578,320	1,894,052
Cash received for servicing fees	23,848	17,000
Total cash received from securitization trusts	$1,602,168	$1,911,052

Also during the year ended December 31, 2015, the Company settled a transaction to sell its residual interests in certain Trusts and certain retained bonds in those Trusts to an unrelated third party. The Company received cash proceeds of $661.7 million for the year ended December 31, 2015 related to the sale of these residual interests and retained bonds.

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

Upon settlement of these transactions as of December 31, 2015, the Company de-recognized $1.9 billion in assets and $1.2 billion in notes payable and other liabilities of the trust. At December 31, 2015, the Company was servicing $1.2 billion of gross RICs that were de-consolidated as a result of these transactions. For the year ended December 31, 2015, the Company received cash of $17.3 million for servicing fees from the related trusts that were de-consolidated.

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

NOTE 8. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (As Restated) (continued)

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

As of December 31, 2015, the Company's risk of loss is limited to its investment in the partnerships, which totaled $33.1 million, compared to $55.3 million as of December 31, 2014. The Company does not provide financial or other support to the partnerships that is not contractually required.

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

Equity method investments (loss)/income, net for the years ended December 31, 2015 , 2014 and 2013 was ($8.8 million), $8.5 million and $438.2 million, respectively. The Change in Control of SC resulted in the significant decline of income from equity method investments from 2013 to 2014 as SC was previously accounted for as an equity method investment.

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

Other equity method investments primarily consist of small investments in capital trusts and other joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. It also includes $5.0 million and $15.5 million of investments accounted for as cost method investments as of December 31, 2015 and 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES (As Restated)

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the year ended December 31, 2015:

	Retail Banking	Auto Finance & Business Banking(2)	Real Estate and Commercial Banking	Global Corporate Banking(1)	SC	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,527,055	$8,951,484
Disposals during the period	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—
Impairment during the period	—	—	—	—	(4,507,095)	(4,507,095)
Re-allocations during the period	(265,408)	374,401	(108,993)	—	—	—
Goodwill at December 31, 2015	$1,550,321	$445,923	$1,297,055	$131,130	$1,019,960	$4,444,389

(1) The Global Corporate Banking ("GCB") was formerly designated as the Global Corporate Banking & Market & Large Corporate Banking ("GBM") segment and was renamed during the third quarter of 2015.
(2) The Auto Finance & Business Banking was formerly designated as the Auto Finance and Alliances segment and was renamed during the third quarter of 2015.

The beginning balance of goodwill for the SCUSA reporting unit, as restated at December 31, 2014, reflects an increase of $59.5 million from the restatement as a result of the increased value of the SCUSA business at acquisition.

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

In connection with these and other organizational changes discussed in Note 24, the Company engaged a valuation consultant to assist with the re-allocation of goodwill across its reporting units based on the fair value of the lines of business affected by the re-organization. The Company’s accounting policy provides that changes in segment reporting are point in time reporting events, which would only require (where practicable) a retrospective change in the segments’ financial information. Accordingly, this change does not impact the disclosure of the Company's goodwill by reportable segment within its consolidated financial statements for periods prior to the segment changes.

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

NOTE 9. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

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

At December 31, 2015, given the decline in SC's stock price between the 2015 annual goodwill impairment analysis and year-end, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill, As a result, the Company conducted an interim goodwill impairment analysis as of December 31, 2015. Based on the Company's Step 1 analysis at December 31, 2015, the Company concluded that the carrying amount of the SC reporting unit goodwill exceeded its estimated fair value. As a result, the Company performed Step 2 of the goodwill impairment analysis to determine the implied estimated fair value of assets and liabilities of the reporting unit. The following information is presented on a provisional basis based upon all information available to the Company at the present time and is subject to change, and such changes could be material. The Company continues to review the underlying assumptions utilized to calculate the fair value of certain indefinite-lived and definite-lived intangibles. Based on the results of the Company's Step 2 analysis, the Company concluded that goodwill related to the SC reporting unit was impaired at December 31, 2015 and recorded impairment of $4.5 billion, which resulted in an after-tax non-cash impairment charge attributable to the Company of $1.6 billion. At the time the interim impairment test was complete, the share price of SC had declined from the interim testing date. The Company has continued and will continue to evaluate the SC reporting unit for impairment on a quarterly basis. It is reasonably possible additional impairment, up to the amount of remaining goodwill, would be recognized based on the additional share price decline in the future.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	December 31, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$504,839	$(75,161)	$544,054	$(35,946)
Chrysler relationship	110,000	(28,750)	125,000	(13,750)
Core deposit intangibles	763	(295,079)	7,779	(288,063)
Other intangibles	5,453	(24,455)	8,655	(21,253)
Total intangibles subject to amortization	621,055	(423,445)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	18,000	—	21,500	—
Total Intangibles	$639,055	$(423,445)	$706,988	$(359,012)

Amortization expense on intangible assets for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 was $67.9 million, $96.4 million, and $27.3 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

As part of the Step 2 goodwill impairment analysis, the Company performed a valuation of the intangible assets allocated to the SC reporting unit as of December 31, 2015. The Company's impairment analysis concluded that the estimated fair value of the indefinite-lived trade name was lower than its carrying value. The trade name intangible had been previously impaired by $28.5 million during the fourth quarter of 2014. During the fourth quarter of 2015, the Company recorded an additional $3.5 million relating to the trade name. The impairments in 2014 and 2015 were recorded within Amortization of intangibles in the Consolidated Statement of Operations.

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2016	$57,162
2017	55,055
2018	54,702
2019	54,501
2020	54,441
Thereafter	345,194

NOTE 10. OTHER ASSETS (As Restated)

The following is a detail of items that comprise other assets at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$613,339	$938,222
Derivative assets at fair value	355,169	366,061
Other repossessed assets	172,749	136,305
MSRs, at fair value	147,233	145,047
Prepaid expenses	162,879	159,198
OREO	38,959	65,051
Miscellaneous assets and receivables	403,487	1,059,696
Total other assets	$1,893,815	$2,869,580

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

NOTE 10. OTHER ASSETS (As Restated) (continued)

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

	Total Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	For the Year Ended December 31, 2015			December 31, 2014		December 31, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(15,074)	$5,013	$(10,061)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	11,595	(3,856)	7,739
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(3,479)	1,157	(2,322)	$(14,260)	$(2,322)	$(16,582)

Change in unrealized (losses)/gains on investment securities available-for-sale	(53,390)	20,388	(33,002)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(18,094)	6,910	(11,184)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(417)	675
Total reclassification adjustment for net (gains)/losses included in net income	(17,002)	6,493	(10,509)
Net unrealized (losses)/gains on investment securities available-for-sale	(70,392)	26,881	(43,511)	(52,515)	(43,511)	(96,026)

Pension and post-retirement actuarial gain/(loss) (4)	4,487	(1,885)	2,602	(29,635)	2,602	(27,033)

As of December 31, 2015	$(69,384)	$26,153	$(43,231)	$(96,410)	$(43,231)	$(139,641)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Loss			Total Accumulated Other Comprehensive Loss
	For the Year Ended December 31, 2013			January 1, 2013		December 31, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$2,041	$(655)	$1,386
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	65,145	(26,780)	38,365
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,186	(27,435)	39,751	$(79,174)	$39,751	$(39,423)
Change in unrealized gains/(losses) on investment securities available-for-sale	(584,681)	230,787	(353,894)
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	(73,084)	28,848	(44,236)
Reclassification adjustment for net gains/(losses) included in net income on OTTI securities (3)	63,630	(25,116)	38,514
Total reclassification adjustment for net gains/(losses) included in net income	(9,454)	3,732	(5,722)
Net unrealized gains/(losses) on investment securities available-for-sale	(594,135)	234,519	(359,616)	160,224	(359,616)	(199,392)
Amortization of defined benefit plans(4)	18,566	(7,403)	11,163	(26,716)	11,163	(15,553)
As of December 31, 2013	$(508,383)	$199,681	$(308,702)	$54,334	$(308,702)	$(254,368)

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

NOTE 15. DERIVATIVES (As Restated) (continued)

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

NOTE 15. DERIVATIVES (As Restated) (continued)

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

NOTE 15. DERIVATIVES (As Restated) (continued)Customer-related derivatives

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$396,518	$328,757	$542	$—	$—	$2,424
Interest rate lock commitments	187,930	163,013	2,540	3,063	—	—
Mortgage servicing	435,000	469,000	679	7,432	3,502	7,448
Total mortgage banking risk management	1,019,448	960,770	3,761	10,495	3,502	9,872

Customer related derivatives:
Swaps receive fixed	9,060,134	7,927,522	205,397	213,415	6,023	4,343
Swaps pay fixed	9,273,627	7,944,247	16,183	13,361	177,114	186,732
Other	3,035,085	1,670,696	53,418	62,464	52,502	61,880
Total customer related derivatives	21,368,846	17,542,465	274,998	289,240	235,639	252,955

Other derivative activities:
Foreign exchange contracts	2,513,305	1,152,125	30,262	20,033	30,144	17,390
Interest rate swap agreements	2,399,000	3,231,000	1,176	535	2,481	12,743
Interest rate cap agreements	10,013,912	7,541,385	32,950	49,762	—	—
Options for interest rate cap agreements	10,013,912	7,541,385	—	—	32,977	49,806
Total return settlement	1,404,726	1,404,726	—	—	53,432	48,893
Other	899,394	646,321	11,146	6,543	14,553	9,914
Total	$49,632,543	$40,020,177	$354,293	$376,608	$372,728	$401,573

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (As Restated) (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2015, 2014 and 2013:

		Year Ended December 31,
Derivative Activity(1)	Accounts	2015	2014	2013
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$62	$777	$1,700
Interest rate swaps	Miscellaneous income	(1,412)	(547)	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(11,595)	(53,112)	(65,900)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	2,965	(4,525)	5,500
Interest rate lock commitments	Mortgage banking income	(522)	2,516	(14,900)
Mortgage servicing	Mortgage banking income	(2,806)	(5,683)	6,500
Customer related derivatives	Miscellaneous income	3,191	9,605	17,200
Foreign exchange	Miscellaneous income	(2,525)	805	(1,000)
SC non-hedging derivatives	Miscellaneous income	11,913	30,330	—
	Net interest income	78,640	(5,226)	—
	Other administrative expenses	(10,973)	(7,856)	—
Other	Miscellaneous income	(1,129)	(906)	700
	Net interest income	—	—	3,100

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (As Restated) (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047	—	23,047	—	39,388	(16,341)
Other derivative activities(1)	319,296	77,734	241,562	4,265	208,305	28,992
Total derivatives subject to a master netting arrangement or similar arrangement	344,441	77,734	266,707	4,352	258,295	4,060
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	53,432	—	53,432	—	—	53,432
Total Derivative Liabilities	$397,873	$77,734	$320,139	$4,352	$258,295	$57,492

Total Financial Liabilities	$397,873	$77,734	$320,139	$4,352	$258,295	$57,492

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	50,710	—	50,710	—	1,736	48,974
Total Derivative Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

Total Financial Liabilities	$423,884	$21,109	$402,775	$56,724	$222,225	$123,826

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 16. INCOME TAXES (As Restated)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (As Restated) (continued)

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(in thousands)
Current:
Foreign	$26	$—	$208
Federal	114,675	(231,604)	(79,282)
State	38,396	(2,847)	5,099
Total current	153,097	(234,451)	(73,975)

Deferred:
Federal	(759,487)	1,664,520	117,465
State	(68,848)	180,889	39,926
Total deferred	(828,335)	1,845,409	157,391
Total income tax (benefit)/provision	$(675,238)	$1,610,958	$83,416

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company's effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	0.4%	(0.1)%	(0.1)%
Tax-exempt income	0.5%	(0.7)%	(4.3)%
Bank owned life insurance	0.5%	(0.5)%	(2.7)%
State income taxes, net of federal tax benefit	(1.6)%	0.9%	4.8%
Investment tax credits(1)	—%	—%	(2.3)%
General business tax credits	0.3%	(0.3)%	(2.7)%
Electric vehicle credits	0.7%	(0.7)%	—%
Debt redemption	—%		(7.8)%
Basis in SC	25.5%	2.3%	—%
Dividend from SC	—%	—%	(7.6)%
Nondeductible goodwill impairment	(43.8)%	—%	—%
Uncertain tax position reserve	(2.7)%	(0.5)%	0.3%
Other	2.9%	0.3%	(1.3)%
Effective tax rate	17.7%	35.7%	11.3%

(1) Investment tax credits in 2013 were the result of the Company's investment in a VIE.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (As Restated) (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	AT DECEMBER 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$237,574	$244,764
IRC Section 475 mark to market adjustment	598,346	652,658
Unrealized loss on available-for-sale securities	62,112	35,232
Unrealized loss on derivatives	5,692	9,816
Capital loss carryforwards	38,276	27,150
Net operating loss carry forwards	781,186	565,698
Non-solicitation payments	952	5,610
Employee benefits	118,321	114,054
General business credit & other tax credit carry forwards	479,380	424,284
Foreign tax credit carry forwards	—	7,870
Broker commissions paid on originated mortgage loans	19,375	22,078
Minimum tax credit carry forwards	159,430	154,729
Recourse reserves	11,990	25,725
Deferred interest expense	77,517	78,264
Other	101,818	117,602
Total gross deferred tax assets	2,691,969	2,485,534
Valuation allowance	(64,928)	(87,929)
Total deferred tax assets	2,627,041	2,397,605

Deferred tax liabilities:
Purchase accounting adjustments	167,488	316,472
Deferred income	23,821	25,488
Originated mortgage servicing rights	57,679	46,155
Change in Control deferred gain	367,647	1,351,247
Leasing transactions(1)	1,953,978	1,380,702
Depreciation and amortization	360,716	424,358
Other	49,081	13,154
Total gross deferred tax liabilities	2,980,410	3,557,576

Net deferred tax (liability)	$(353,369)	$(1,159,971)

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

NOTE 16. INCOME TAXES (As Restated) (continued)

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

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2015, the Company has recorded a deferred tax asset of $714.3 million related to federal net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2035. The Company has recorded a deferred tax asset of $66.9 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2035. The Company has recorded a deferred tax asset of $38.3 million related to capital loss carryforwards, which may be used against future capital gain income. If not utilized in future years, these will expire through 2020. The Company also has recorded a deferred tax asset of $479.4 million related to tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2035. The Company has concluded that it is more likely than not that $5.3 million of the deferred tax asset related to the state net operating loss carryforwards, $27.0 million of the deferred tax asset related to capital loss carryforwards and $32.6 million of the deferred tax asset related to tax credit carryforwards and the entire deferred tax assets related to the capital loss and foreign tax credit carryforwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.

Retained earnings at December 31, 2015 included $112.1 million in bad debt reserves for which no deferred taxes have been provided, due to the indefinite nature of the recapture provisions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (As Restated) (continued)

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

NOTE 16. INCOME TAXES (As Restated) (continued)

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

NOTE 17. STOCK-BASED COMPENSATION (As Restated)

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

NOTE 17. STOCK-BASED COMPENSATION (As Restated) (continued)

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

On January 23, 2014, SC executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of SC Common Stock at a price of $24.00 per share. SC received no proceeds from the IPO. SC recognized stock-based compensation expense totaling $117.8 million related to vested options upon the closing of the IPO, including $33.8 million related to accelerated vesting for certain executives. Also in connection with the IPO, SC granted 1,406,835 additional stock options under the SC Plan to certain executives, other employees, and an independent director with a grant date fair value of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the year ended December 31, 2015 to employees, and the estimated compensation costs associated with these additional grants is $3.3 million which will also be recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

A summary of SC's stock options and related activity as of and for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2015	21,357,911	$10.82	7.2	$187,637
Granted	433,844	24.29
Exercised	(8,953,812)	9.85		(124,132)
Expired	(6,862,576)	11.47
Forfeited	(300,040)	16.62
Options outstanding at December 31, 2015	5,675,327	$12.30	6.5	$20,151
Options exercisable at December 31, 2015	2,772,561	$10.17	6.1	$15,761
Options expected to vest at December 31, 2015	2,574,904	$14.49	6.9

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

On July 2, 2015, Mr. Dundon exercised a right under the Separation Agreement to settle his vested options for a cash payment. Subject to limitations of banking regulators and applicable law, Mr. Dundon's Separation Agreement also provided that his unvested stock options would vest in full and his unvested restricted stock awards would continue to vest in accordance with their terms as if he remained employed by SC. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. However, because the Separation Agreement did not receive the required regulatory approvals within 60 days of Mr. Dundon's termination without cause, both the vested and the unvested stock options totaling 6,847,379 are considered to have expired. If regulatory approvals are obtained, SC would be obligated to pay Mr. Dundon approximately $102.8 million and recognize compensation expense for the same amount.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (As Restated) (continued)

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

The Company recognized SC’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented an NCI in SC as of the IPO date, while $159.1 million of the total amount will be recognized as stock compensation expense over the remaining vesting period of the awards. Between the IPO date and December 31, 2014, the Company recognized stock-based compensation expense totaling $98.9 million, including $82.6 million that was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO as also discussed above. The total amount also included the IPO date fair value of the additional stock option grant of approximately $15.0 million.

A summary of the status and changes of SC's non-vested stock option shares as of and for the year ended December 31, 2015, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	4,487,731	$6.72
Granted	433,844	8.10
Vested	(1,095,754)	6.58
Forfeited or expired	(923,055)	7.65
Non-vested at December 31, 2015	2,902,766	$6.68

At December 31, 2015, total unrecognized compensation expense for non-vested stock options granted was $11.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

NOTE 17. STOCK-BASED COMPENSATION (As Restated) (continued)

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

NOTE 17. STOCK-BASED COMPENSATION (As Restated) (continued)

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

NOTE 19. FAIR VALUE (As Restated)

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

NOTE 19. FAIR VALUE (As Restated) (continued)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$3,188,388	$—	$3,188,388
Corporate debt	—	1,475,574	—	1,475,574
Asset-backed securities	—	409,270	1,360,240	1,769,510
Equity securities	10,487	—	—	10,487
State and municipal securities	—	767,880	—	767,880
Mortgage backed securities	—	13,639,656	—	13,639,656
Total investment securities available-for-sale	10,487	19,480,768	1,360,240	20,851,495
Retail installment contracts held for investment	—	—	328,655	328,655
Loans held-for-sale(1)	—	236,760	—	236,760
Mortgage servicing rights	—	—	147,233	147,233
Derivatives:
Fair value	—	3,742	—	3,742
Cash flow	—	7,295	—	7,295
Mortgage banking interest rate lock commitments	—	—	2,540	2,540
Mortgage banking forward sell commitments	—	542	—	542
Customer related	—	274,998	—	274,998
Foreign exchange	—	30,262	—	30,262
Mortgage servicing	—	679	—	679
Interest rate swap agreements	—	1,176	—	1,176
Interest rate cap agreements	—	32,950	—	32,950
Other	—	11,136	10	11,146
Total financial assets	$10,487	$20,080,308	$1,838,678	$21,929,473
Financial liabilities:
Derivatives:
Fair value	$—	$2,098	$—	$2,098
Cash flow	—	23,047	—	23,047
Customer related	—	235,639	—	235,639
Total return swap	—	—	282	282
Foreign exchange	—	30,144	—	30,144
Mortgage servicing	—	3,502	—	3,502
Interest rate swaps	—	2,481	—	2,481
Option for interest rate cap	—	32,977	—	32,977
Total return settlement	—	—	53,432	53,432
Other	—	14,149	122	14,271
Total financial liabilities	$—	$344,037	$53,836	$397,873

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2015
Impaired loans held for investment	$—	$122,792	$326	$123,118
Foreclosed assets	—	27,574	—	27,574
Vehicle inventory	—	204,120	—	204,120
Loans held for sale	—	—	2,040,813	2,040,813
Goodwill	—	—	1,019,960	1,019,960
Indefinite lived intangibles	—	—	18,000	18,000

December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Vehicle inventory	—	136,136	—	136,136
Indefinite lived intangibles	—	—	21,500	21,500

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

NOTE 19. FAIR VALUE (As Restated) (continued)

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Year Ended December 31,
		2015	2014	2013
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(3,618)	$(34,802)	$(29,103)
Foreclosed assets	Miscellaneous income(1)	(3,163)	(4,091)	(5,441)
Loans held for sale	Provision for credit losses	(323,514)	—	—
	Miscellaneous income(1)(2)	(242,396)	—	—
Goodwill impairment	Impairment of goodwill(3)	(4,507,095)	—	—
Indefinite lived intangible assets	Amortization of intangibles	(3,500)	(28,500)	—
		$(5,083,286)	$(67,393)	$(34,544)

(1) These amounts reduce Miscellaneous income.
(2) The $242.4 million decrease in miscellaneous income relates to lower of cost or fair value adjustments recorded on loans subsequent to the loans being reclassified to LHFS.
(3) In the year ended December 31, 2015, Goodwill totaling $5.5 billion was written down to its implied fair value of $1.0 billion, resulting in a goodwill impairment charge of $4.5 billion.

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the years ended December 31, 2015 and 2014, respectively.

Year Ended December 31, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,178)	$2,212,423
Losses in other comprehensive income	(8,392)	—	—	—	(8,392)
Gains/(losses) in earnings	—	254,744	3,948	(11,938)	246,754
Additions/Issuances	1,207,466	—	22,964	—	1,230,430
Settlements(1)	(1,106,477)	(772,000)	(24,726)	6,830	(1,896,373)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$(51,286)	$1,784,842
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2015	$—	$254,744	$3,948	$(11,415)	$247,277

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (As Restated) (continued)

Year Ended December 31, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$(50,221)	$144,506
Losses in other comprehensive income	(2,752)	—	—	—	(2,752)
Gains/(losses) in earnings	—	559,153	(2,817)	(6,698)	549,638
Additions/Issuances	316,000	1,870,383	28,058	—	2,214,441
Settlements(1)	(270,005)	(1,583,625)	(21,981)	10,741	(1,864,870)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,178)	$2,212,423
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2014	$—	$559,153	$(2,817)	$(9,214)	$547,122

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

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,310,203	Discounted Cash Flow	Discount Rate (1)	1.10% - 2.14% (1.39%)
Sale-leaseback securities	$50,037	Consensus Pricing (2)	Offered quotes (3)	127.42%
Retail installment contracts held for investment	$328,655	Discounted Cash Flow	Prepayment rate (CPR) (4)	9.25%
			Discount Rate (5)	10.00% - 13.50% (10.92%)
			Recovery Rate (6)	25.00% - 43.00% (30.36%)
Mortgage servicing rights	$147,233	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.52% - 54.35% (10.12%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,540	Discounted Cash Flow	Pull through percentage (9)	76.95%
			MSR value (10)	0.73% - 1.07% (1.01%)
Financial Liabilities:
Total return settlement	$53,432	Discounted Cash Flow	Discount Rate (4)	8.52%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (As Restated) (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,992,042	$4,992,042	$4,992,042	$—	$—
Available-for-sale investment securities	20,851,495	20,851,495	10,487	19,480,768	1,360,240
Loans held for investment, net	76,213,081	76,290,862	—	122,792	76,168,070
Loans held-for-sale	3,183,282	3,195,513	—	236,760	2,958,753
Restricted cash	2,429,729	2,429,729	2,429,729	—	—
Mortgage servicing rights	147,233	147,233	—	—	147,233
Derivatives	365,330	365,330	—	362,780	2,550

Financial liabilities:
Deposits	56,114,232	56,121,954	47,601,229	8,520,725	—
Borrowings and other debt obligations	49,086,103	49,320,778	—	40,117,999	9,202,779
Derivatives	397,873	397,873	—	344,037	53,836

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,201,783	$2,201,783	$2,201,783	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	74,293,865	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,679,382	40,147,937	—	30,355,610	9,792,327
Derivatives	423,884	423,884	—	374,636	49,248

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

NOTE 19. FAIR VALUE (As Restated) (continued)

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

NOTE 21. REGULATORY MATTERS (As Restated)

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

NOTE 21. REGULATORY MATTERS (As Restated) (continued)

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

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2015 and 2014:

	REGULATORY CAPITAL
	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
	($ in thousands)
Santander Bank at December 31, 2015(1):
Regulatory capital	$9,857,655	$9,857,655	$10,775,851	$9,857,655
Capital ratio	13.81%	13.81%	15.09%	11.46%
SHUSA at December 31, 2015(1):
Regulatory capital	$12,976,866	$14,676,251	$16,656,648	$14,676,251
Capital ratio	11.97%	13.54%	15.37%	11.58%

	Tier 1 Common Capital	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
	($ in thousands)
Santander Bank at December 31, 2014(2):
Regulatory capital	$8,831,156	$8,831,156	$9,872,603	$8,831,156
Capital ratio	13.23%	13.23%	14.79%	12.01%
SHUSA at December 31, 2014(2):
Regulatory capital	$10,962,078	$13,041,969	$15,056,913	$13,041,969
Capital ratio	10.90%	12.96%	14.97%	12.27%

(1) Represents phase-in ratios under Basel III
(2) Represents ratios under Basel I

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. RELATED PARTY TRANSACTIONS (As Restated)

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

NOTE 22. RELATED PARTY TRANSACTIONS (As Restated) (continued)

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

NOTE 22. RELATED PARTY TRANSACTIONS (As Restated) (continued)

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

NOTE 22. RELATED PARTY TRANSACTIONS (As Restated) (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (As Restated)

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2015	2014 (1)
	(in thousands)
Assets
Cash and cash equivalents	$3,169,366	$2,099,992
Loans to non-bank subsidiaries	300,000	300,000
Investment in subsidiaries:
Bank subsidiary	9,091,027	8,975,964
Non-bank subsidiaries	7,793,321	10,107,436
Premises and equipment, net(3)	57,622	122
Equity method investments	22,981	29,181
Restricted cash	73,060	82,019
Other assets(2)	254,839	272,305
Total assets	$20,762,216	$21,867,019
Liabilities and stockholder's equity
Borrowings and other debt obligations(2)	$3,294,976	$1,804,297
Borrowings from non-bank subsidiaries	140,144	139,184
Deferred tax liabilities, net	57,620	1,155,336
Other liabilities	132,671	93,141
Total liabilities	3,625,411	3,191,958
Stockholder's equity	17,136,805	18,675,061
Total liabilities and stockholder's equity	$20,762,216	$21,867,019

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (As Restated) (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

	YEAR ENDED DECEMBER 31,
	2015	2014 (1)	2013 (2)
	(in thousands)
Dividends from non-bank subsidiaries	$—	$31,649	$—
Interest income	7,439	4,987	3,365
Income from equity method investments	262	24,804	460,691
Gain on Change in Control	—	2,417,563	—
Other income	2,688	2,049	2,009
Total income	10,389	2,481,052	466,065
Interest expense	108,811	70,816	161,812
Other expense	287,650	142,681	51,773
Total expense	396,461	213,497	213,585
(Loss)/income before income taxes and equity in earnings of subsidiaries	(386,072)	2,267,555	252,480
Income tax (benefit)/provision	(1,062,338)	884,110	(1,650)
Income before equity in earnings of subsidiaries	676,266	1,383,445	254,130
Equity in undistributed earnings / (deficits) of:
Bank subsidiary	148,335	327,676	312,627
Non-bank subsidiaries	(2,304,983)	723,691	89,103
Net (loss)/income	(1,480,382)	2,434,812	655,860
Other comprehensive (loss)/income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(2,322)	25,163	39,751
Net unrealized (losses)/gains recognized on investment securities	(43,511)	146,877	(359,616)
Amortization of defined benefit plans	2,602	(14,082)	11,163
Total other comprehensive (loss)/income	(43,231)	157,958	(308,702)
Comprehensive (loss)/income	$(1,523,613)	$2,592,770	$347,158

(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.
(2) Balances as of December 31, 2013 presented with SC being accounted for as an equity method investment at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (As Restated) (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2015	2014 (1)	2013 (2)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,480,382)	$2,434,812	$655,860
Adjustments to reconcile net income to net cash (paid in)/provided by operating activities:
Gain on SC Change in Control	—	(2,280,027)	—
Net gain on sale of SC shares	—	(137,536)	—
Deferred tax (expense) / benefit	(1,085,642)	1,033,824	85,408
Undistributed (earnings) / deficit of:
Bank subsidiary	(148,335)	(327,676)	(312,627)
Non-bank subsidiaries	2,304,983	(723,691)	(89,103)
Stock based compensation expense	25	449	2,057
Remittance to Santander for stock based compensation	—	(1,656)	(3,877)
Equity earnings from equity method investments	(262)	(24,804)	(460,691)
Dividends from equity method investments	—	—	188,661
Net change in other assets and other liabilities	42,935	(17,052)	(284,839)
Net cash (paid in) / provided by operating activities	(366,678)	(43,357)	(219,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital (contributed to)/returned from subsidiaries	(827)	146,886	178,266
Net change in restricted cash	8,959	(82,019)	—
Net (increase)/decrease in loans to subsidiaries	—	(300,000)	—
Proceeds from sale of SC shares	—	320,145	—
Proceeds from the sales of equity method investments	14,947	—	—
Purchases of premises and equipment	(58,524)	—	—
Net cash (used in) / provided by investing activities	(35,445)	85,012	178,266
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of other debt obligations	(600,000)	—	(481,267)
Net proceeds received from senior notes and senior credit facility	2,085,205	—	500,000
Net change in borrowings	960	6,906	(1,038)
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)
Net proceeds from the issuance of common stock	—	1,771,000	—
Impact of SC stock option activity	(68)	—	—
Net cash provided by/(used in) financing activities	1,471,497	1,763,306	3,095
Increase/(Decrease) in cash and cash equivalents	1,069,374	1,804,961	(37,790)
Cash and cash equivalents at beginning of period	2,099,992	295,031	332,821
Cash and cash equivalents at end of period	$3,169,366	$2,099,992	$295,031

(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.
(2) Balances as of December 31, 2013 presented with SC being accounted for as an equity method investment at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (As Restated)

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

NOTE 24. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA excluding SC					SC(4)
December 31, 2015	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income/(loss)	$845,192	$276,407	$272,999	$218,917	$(47,122)	$4,614,402	$407,139	$347	$6,588,281
Total non-interest income	700,645	52,302	44,170	89,208	94,996	1,303,643	285,882	(46,091)	2,524,755
Gain on change in control	—	—	—	—	—	—	—	—	—
Provision for credit losses	42,907	17,398	25,719	40,881	8,228	2,785,871	1,091,952	—	4,012,956
Total expenses	1,788,418	184,365	72,095	108,718	320,642	1,842,562	4,644,576	(51,957)	8,909,419
Income/(loss) before income taxes	(285,488)	126,946	219,355	158,526	(280,996)	1,289,612	(5,043,507)	6,213	(3,809,339)

Intersegment revenue/(expense)(1)	1,207	4,146	2,814	(9,601)	1,434	—	—	—	—
Total assets	21,627,869	16,581,175	15,085,971	12,092,986	26,615,618	35,567,663	—	—	127,571,282

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

For the Year Ended	SHUSA excluding SC					SC(4)
December 31, 2014	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments	Eliminations	Total
	(in thousands)
Net interest income	$823,403	$242,413	$249,949	$180,244	$81,440	$4,155,446	$517,393	$(333,155)	$5,917,133
Total non-interest income	619,135	48,606	36,745	83,715	187,510	1,048,386	345,821	(107,575)	2,262,343
Gain on Change in Control	—	—	—	—	—	—	2,417,563	—	2,417,563
Provision for/(release of) credit losses	67,547	26,702	(98,192)	692	1,252	2,518,366	111,927	(215,051)	2,413,243
Total expenses	1,547,621	150,272	80,317	101,223	344,057	1,564,332	155,786	(270,230)	3,673,378
Income/(loss) before income taxes	(172,630)	114,045	304,569	162,044	(76,359)	1,121,134	3,013,064	44,551	4,510,418

Intersegment revenue/(expense)(1)	884	5,102	1,317	(8,487)	1,184	—	—	—	—
Total assets	22,284,618	15,074,834	14,046,701	10,207,966	25,301,604	31,905,157	—	—	118,820,880

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

For the Year Ended
December 31, 2013	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	Equity Method Investment in SC	Total
	(in thousands)
Net interest income	$836,098	$228,937	$210,963	$167,643	$70,130	$—	$1,513,771
Total non-interest income	408,841	46,163	62,291	80,862	36,769	464,491	1,099,417
Provision for/(release of) credit losses	152,191	(27,733)	(83,204)	(893)	6,489	—	46,850
Total expenses	1,392,849	202,076	56,629	77,450	98,058	—	1,827,062
Income/(loss) before income taxes	(300,101)	100,757	299,829	171,948	2,352	464,491	739,276

Intersegment revenue/(expense)(1)	5,498	3,007	3,659	(12,164)	—	—	—
Total assets	21,679,471	13,072,586	13,583,089	8,104,245	20,759,535	—	77,198,926

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 25. RESTATEMENTS

Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company identified errors in its historical financial statements including for the years ended December 31, 2015, 2014, and 2013. Accordingly, the Company has restated the consolidated financial statements as of and for the years ended December 31, 2015, 2014, and 2013 to reflect the error corrections. The most significant errors originate from SC, a significant subsidiary of the Company. Prior to January 28, 2014, the Company accounted for its investment in SC as an equity method investment.

1.	Errors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016 (the "Original 10-K"):

•
The Company determined that its historical methodology for estimating the credit loss allowance for retail installment contracts held for investment was in error as it did not estimate impairment on troubled debt restructurings (TDRs) separately from a general credit loss allowance on loans not classified as TDRs, and incorrectly applied a loss emergence period to the entire portfolio rather than only to loans not classified as TDRs. We have corrected the allowance methodology accordingly, and have determined that based on the corrected methodology, the allowance for credit losses was overstated by $358.2 million at December 31, 2014. In addition, we incorrectly identified the population of loans that should be classified as TDRs and, separately, incorrectly estimated the impairment on these loans, as of December 31, 2014. SC has corrected its TDR population accordingly, and has determined that based on the corrected population, TDRs were overstated by $109.5 million for the year ended December 31, 2014.

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

NOTE 25. RESTATEMENTS (continued)

2.	Errors identified subsequent to the filing of the Original 10-K:

•
The Company previously used the loans' original contractual interest rate rather than the original effective interest rate as the discount rate applied to the expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of retail installment contracts held for investment accordingly overstated, by $65.5 million and $1.0 million as of December 31, 2015 and 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive (loss)/income, as noted in the tables below, and related disclosures.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of each balance sheet date:

	December 31, 2015	December 31, 2014
	(in thousands)

Understatement of loans held for sale	$(1,827)	$—
Overstatement of loans held for investment	109,018	28,647
Overstatement of allowance (TDR impairment)	16,813	817

This error also had the following impacts on the condensed consolidated statements of operations and comprehensive (loss)/income:

	December 31, 2015	December 31, 2014
	(in thousands)
Overstatement of Interest income - Loans	$(184,427)	$(66,585)
Overstatement of Provision for credit losses	124,932	33,345
Understatement of Miscellaneous income	9,675	10,037
	$(49,820)	$(23,203)

•
The Company previously omitted the consideration of net discounts when estimating the allowance for credit losses for the non-TDR portfolio of retail installment contracts held for investment under ASC 450-20. Accordingly, management has determined that the omission of consideration of net discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unacrreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of retail installment contracts held for investment accordingly understated, by $91.7 million and $49.2 million as of December 31, 2015 and 2014, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive (loss)/income, as noted in the tables below, and related disclosures.

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

•
The Company had recorded equity method investment income, net of $426.9 million for the year ended December 31, 2013. Due to the corrections of 2013 and prior financial results at SC, equity method investment income, net increased by $11.3 million to $438.2 million for the year ended December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

•
The Company had originally recorded a gain on the Change in Control of SC of $2.43 billion during the year-ended December 31, 2014 and goodwill in the amount $5.47 billion at January 28, 2014. As a result of the corrections at SC that impacted the carrying value of assets and liabilities acquired by SHUSA at the Change in Control, SHUSA recognized a gain in the Change in Control of $2.42 billion during the year ended December 31, 2014 and goodwill in the amount of $5.53 billion.

•
At December 31, 2015, given the decline in SC's stock price between the 2015 annual goodwill impairment analysis and year-end, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill, As a result, the Company conducted an interim goodwill impairment analysis as of December 31, 2015. Based on the Company's Step 1 analysis at December 31, 2015, the Company concluded that the carrying amount of the SC reporting unit goodwill exceeded its estimated fair value. As a result, the Company performed Step 2 of the goodwill impairment analysis which resulted in the Company recording a $4.4 billion impairment charge. As a result of the restatement, this impairment charge has been restated to be $4.5 billion during the quarter ended December 31, 2015.

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

•
The Company originally recorded a $97.5 million impairment of capitalized software during the second quarter of 2014 for software that was no longer in use or determined to be improperly capitalized. The Company concluded that $33.3 million and $3.3 million of the impairment charge should have been recorded in the quarter ended December 31, 2013 and March 31, 2014, respectively, when the software was originally capitalized.

In addition to the restatement of the Company's consolidated financial statements, certain information within the following notes to the consolidated financial statements has been restated to reflect the corrections of errors discussed above as well as other, less significant errors and/or to add disclosure language as appropriate.

•	Note 3 Business Combinations

•	Note 5 Loans and Allowance for Credit Losses

•	Note 6 Leased Vehicles

•	Note 7 Premises and Equipment

•	Note 8 Variable Interest Entities and Equity Method Investments

•	Note 9 Goodwill and Other Intangibles

•	Note 10 Other Assets

•	Note 15 Derivatives

•	Note 16 Income Taxes

•	Note 17 Stock based Compensation

•	Note 19 Fair Value

•	Note 21 Regulatory Matters

•	Note 22 Related Party Transactions

•	Note 23 Parent Company Financial Information

•	Note 24 Business Segment Information

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Balance Sheet as of December 31, 2015:

	As Reported (1)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$5,025,148	$(33,106)	$4,992,042
Loans held-for-investment	79,482,810	(109,018)	79,373,792
Allowance for loan and lease losses	(3,203,759)	43,048	(3,160,711)
Net loans held-for-investment	76,279,051	(65,970)	76,213,081
Loans held-for-sale	3,191,762	(8,480)	3,183,282
Leased vehicles, net	8,388,830	(10,995)	8,377,835
Accrued interest receivable	596,340	(10,077)	586,263
Intangible assets, net	659,355	(20,300)	639,055
Other assets	1,806,606	87,209	1,893,815
Total assets	127,633,001	(61,719)	127,571,282
Accrued expenses and payables	1,853,696	(187,410)	1,666,286
Advance payments by borrowers for taxes and insurance	172,930	(1,793)	171,137
Deferred tax liabilities, net	324,267	29,102	353,369
Other liabilities	512,820	85,560	598,380
Total liabilities	108,064,048	(74,541)	107,989,507
Common stock and paid-in-capital	14,717,625	11,941	14,729,566
Retained earnings	2,367,925	(16,490)	2,351,435
Total SHUSA stockholder's equity	17,141,354	(4,549)	17,136,805
Noncontrolling interest	2,427,599	17,371	2,444,970
Total stockholder's equity	19,568,953	12,822	19,581,775
Total liabilities and stockholder's equity	127,633,001	(61,719)	127,571,282

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Balance Sheet as of December 31, 2014:

	As Originally Reported (1)	Corrections	As Reported(2)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$2,234,725	$—	$2,234,725	$(32,942)	$2,201,783
Loans held-for-investment	76,032,562	(8,448)	76,024,114	(28,647)	75,995,467
Allowance for loan and lease losses	(2,108,817)	358,174	(1,750,643)	49,041	(1,701,602)
Net loans held-for-investment	73,923,745	349,726	74,273,471	20,394	74,293,865
Leased vehicles, net	6,638,115	—	6,638,115	(14,145)	6,623,970
Goodwill	8,892,011	—	8,892,011	59,473	8,951,484
Intangible assets, net	735,488	—	735,488	(28,500)	706,988
Other assets	2,860,121	(30,271)	2,829,850	39,730	2,869,580
Total assets	118,457,415	319,455	118,776,870	44,010	118,820,880
Accrued expenses and payables	1,902,278	—	1,902,278	(11,043)	1,891,235
Borrowings and other debt obligations(3)	39,709,653	(30,271)	39,679,382	—	39,679,382
Advance payments by borrowers for taxes and insurance	167,670	—	167,670	(1,526)	166,144
Deferred tax liabilities, net	1,025,948	141,133	1,167,081	(7,110)	1,159,971
Other liabilities	673,764	—	673,764	48,921	722,685
Total liabilities	95,953,320	110,862	96,064,182	29,242	96,093,424
Retained earnings	3,714,642	122,480	3,837,122	9,295	3,846,417
Total SHUSA stockholder's equity	18,543,286	122,480	18,665,766	9,295	18,675,061
Noncontrolling interest	3,960,809	86,113	4,046,922	5,473	4,052,395
Total stockholder's equity	22,504,095	208,593	22,712,688	14,768	22,727,456
Total liabilities and stockholder's equity	118,457,415	319,455	118,776,870	44,010	118,820,880
(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2014 filed on March 18, 2015.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.
(3) The changes to borrowings and other debt obligations illustrate the impact of the Company's adoption of ASU 2015-03 which required retrospective adoption and are not the result of a correction of an error.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the year ended December 31, 2015:

	As Reported (1)	Corrections	As Restated
	(in thousands)
Interest on loans	$7,586,697	$(184,427)	$7,402,270
Total interest income	7,977,033	(184,427)	7,792,606
Net interest income	6,772,708	(184,427)	6,588,281
Provision for credit losses	4,115,899	(102,943)	4,012,956
Net interest income after provision for credit losses	2,656,809	(81,484)	2,575,325
Consumer fees	444,032	10,665	454,697
Lease income	1,477,739	11,835	1,489,574
Miscellaneous income	175,907	5,550	181,457
Total fees and other income	2,479,703	28,050	2,507,753
Total non-interest income	2,496,705	28,050	2,524,755
Compensation and benefits	1,391,308	(24,220)	1,367,088
Loan expense	397,942	(28,406)	369,536
Lease expense	1,112,555	9,179	1,121,734
Other administrative expenses	340,614	1,474	342,088
Total general and administrative expenses	4,319,263	(41,973)	4,277,290
Amortization of intangibles	76,132	(8,200)	67,932
Impairment of goodwill	4,447,622	59,473	4,507,095
Total other expenses	4,580,856	51,273	4,632,129
(Loss)/income before income taxes	(3,746,605)	(62,734)	(3,809,339)
Income tax (benefit)/provision	(671,463)	(3,775)	(675,238)
Net (loss)/income including noncontrolling interest	(3,075,142)	(58,959)	(3,134,101)
Less: net (loss)/income attributable to noncontrolling interest	(1,620,545)	(33,174)	(1,653,719)
Net (loss)/income attributable to SHUSA	(1,454,597)	(25,785)	(1,480,382)

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the year ended December 31, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Interest on loans	$6,734,406	$—	$6,734,406	$(66,585)	$6,667,821
Investment securities available-for-sale	259,701	—	259,701	(1,055)	258,646
Total interest income	7,039,496	—	7,039,496	(67,640)	6,971,856
Net interest income	5,984,773	—	5,984,773	(67,640)	5,917,133
Provision for credit losses	2,844,539	(349,726)	2,494,813	(81,570)	2,413,243
Net interest income after provision for credit losses	3,140,234	349,726	3,489,960	13,930	3,503,890
Consumer fees	377,004	—	377,004	5,850	382,854
Equity method investments income, net	7,817	—	7,817	698	8,515
Lease income	997,086	(198,740)	798,346	(7,609)	790,737
Miscellaneous income	540,113	—	540,113	11,010	551,123
Total fees and other income	2,423,900	(198,740)	2,225,160	9,949	2,235,109
Gain on Change in Control	2,428,539	—	2,428,539	(10,976)	2,417,563
Net gain/(loss) recognized in earnings	2,455,773	—	2,455,773	(10,976)	2,444,797
Total non-interest income	4,879,673	(198,740)	4,680,933	(1,027)	4,679,906
Compensation and benefits	1,216,111	—	1,216,111	(1,763)	1,214,348
Loan expense	348,231	—	348,231	(23,903)	324,328
Lease expense	786,802	(198,740)	588,062	7,649	595,711
Other administrative expenses	317,834	—	317,834	(3,834)	314,000
Total general and administrative expenses	3,550,193	(198,740)	3,351,453	(21,851)	3,329,602
Amortization of intangibles	67,921	—	67,921	28,500	96,421
Impairment of capitalized software	97,546	—	97,546	(33,000)	64,546
Total other expenses	348,276	—	348,276	(4,500)	343,776
Income before income taxes	4,121,438	349,726	4,471,164	39,254	4,510,418
Income tax provision	1,413,224	141,133	1,554,357	56,601	1,610,958
Net income/(loss) including noncontrolling interest	2,708,214	208,593	2,916,807	(17,347)	2,899,460
Less: net income attributable to noncontrolling interest	373,062	86,113	459,175	5,473	464,648
Net income/(loss) attributable to SHUSA	2,335,152	122,480	2,457,632	(22,820)	2,434,812

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2014 filed on March 18, 2015.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Operations for the year ended December 31, 2013:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Equity method investments income/(loss), net	$426,851	—	$426,851	$11,334	$438,185
Total fees and other income	1,078,629	—	1,078,629	11,334	1,089,963
Total non-interest income	1,088,083	—	1,088,083	11,334	1,099,417
Loan expense	69,269	—	69,269	4,507	73,776
Other administrative expenses	227,156	—	227,156	22,954	250,110
Total general and administrative expenses	1,662,063	—	1,662,063	27,461	1,689,524
Impairment of long-lived assets	—	—	—	33,000	33,000
Total other expenses	104,538	—	104,538	33,000	137,538
Income/(loss) before income taxes	788,403	—	788,403	(49,127)	739,276
Income tax provision/(benefit)	160,300	—	160,300	(76,884)	83,416
Net income including noncontrolling interest	628,103	—	628,103	27,757	655,860
Net income attributable to SHUSA	628,103	—	628,103	27,757	655,860

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2013 filed on March 14, 2014.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Comprehensive Loss for the year ended December 31, 2015:

	As Reported (1)	Corrections	As Restated
	(in thousands)
Net loss including noncontrolling interest	$(3,075,142)	$(58,959)	$(3,134,101)
Comprehensive loss	(3,118,373)	(58,959)	(3,177,332)
Comprehensive loss attributable to noncontrolling interest	(1,620,545)	(33,174)	(1,653,719)
Comprehensive loss attributable to SHUSA	(1,497,828)	(25,785)	(1,523,613)

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Comprehensive Income for the year ended December 31, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$2,708,214	$208,593	$2,916,807	$(17,347)	$2,899,460
Comprehensive income	2,866,172	208,593	3,074,765	(17,347)	3,057,418
Comprehensive income attributable to noncontrolling interest	373,062	86,113	459,175	5,473	464,648
Comprehensive income attributable to SHUSA	2,493,110	122,480	2,615,590	(22,820)	2,592,770

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2014 filed on March 18, 2015.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Comprehensive Income for the year ended December 31, 2013:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$628,103	$—	$628,103	$27,757	$655,860
Comprehensive loss	319,401	—	319,401	27,757	347,158
Comprehensive loss attributable to SHUSA	319,401	—	319,401	27,757	347,158

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2013 filed on March 14, 2014.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Stockholder's Equity for the year ended December 31, 2015:

	Common Stock	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Common Stock	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Common Stock	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported (1)				Corrections				As Restated
		(in thousands)
Balance, Beginning of period	$14,729,609	$3,837,122	$4,046,922	$22,712,688	$—	$9,295	$5,473	$14,768	$14,729,609	$3,846,417	$4,052,395	$22,727,456
Comprehensive loss attributable to SHUSA	—	(1,454,597)	—	(1,497,828)	—	(25,785)	—	(25,785)	—	(1,480,382)	—	(1,523,613)
Net income attributable to NCI	—	—	(1,620,545)	(1,620,545)	—	—	(33,174)	(33,174)	—	—	(1,653,719)	(1,653,719)
Impact of SC Stock Option	(12,009)	—	1,222	(10,787)	11,941	—	45,072	57,013	(68)	—	46,294	46,226
Balance, End of period	14,717,625	2,367,925	2,427,599	19,568,953	11,941	(16,490)	17,371	12,822	14,729,566	2,351,435	2,444,970	19,581,775

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Stockholder's Equity for the year ended December 31, 2014:

	Retained Earnings
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$1,394,090	$—	$1,394,090	$32,115	$1,426,205
Comprehensive income attributable to SHUSA	2,335,152	122,480	2,457,632	(22,820)	2,434,812
Balance, End of period	3,714,642	122,480	3,837,122	9,295	3,846,417

	Non-Controlling Interest
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$—	$—	$—	$—	$—
Net income attributable to NCI	373,062	86,113	459,175	5,473	464,648
Dividend paid to NCI	—	—	—	(20,667)	(20,667)
Impact of SC stock Option	104,301	—	104,301	20,667	124,968
Balance, End of period	3,960,809	86,113	4,046,922	5,473	4,052,395

	Total Stockholder's Equity
	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Balance, Beginning of period	$13,544,983	$—	$13,544,983	$32,115	$13,577,098
Comprehensive income attributable to SHUSA	2,493,110	122,480	2,615,590	(22,820)	2,592,770
Net income attributable to NCI	373,062	86,113	459,175	5,473	464,648
Dividend paid to NCI	—	—	—	(20,667)	(20,667)
Net Stock option activity	104,301	—	104,301	20,667	124,968
Balance, End of period	22,504,095	208,593	22,712,688	14,768	22,727,456

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2014 filed on March 18, 2015.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Stockholder's Equity for the year ended December 31, 2013:

	Retained Earnings	Total Stockholder's Equity	Retained Earnings	Total Stockholder's Equity	Retained Earnings	Total Stockholder's Equity
	As Reported (1)		Corrections		As Restated
	(in thousands)
Balance, Beginning of period	$780,587	$13,242,002	$4,358	$4,358	$784,945	$13,246,360
Comprehensive income attributable to SHUSA	628,103	319,401	27,757	27,757	655,860	347,158
Balance, End of period	1,394,090	13,544,983	32,115	32,115	1,426,205	13,577,098

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2013 filed on March 14, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2015:

	As Reported (1)	Corrections	As Restated
	(in thousands)
Net loss including noncontrolling interest	$(3,075,142)	$(58,959)	$(3,134,101)
Impairment of goodwill	4,447,622	59,473	4,507,095
Provision for credit losses	4,115,899	(102,943)	4,012,956
Deferred tax benefit	(828,643)	308	(828,335)
Depreciation, amortization and accretion	290,231	198,042	488,273
Net loss on sale of loans	99,069	(20,913)	78,156
Stock-based compensation	2,532	(9,834)	(7,302)
Net change in other assets and bank-owned life insurance	351,925	(29,114)	322,811
Net change in other liabilities	301,678	(36,986)	264,692
Net cash provided by operating activities	5,135,383	(926)	5,134,457
Proceeds from the sale and termination of leased vehicles	2,014,797	5,889	2,020,686
Manufacturer incentives	1,197,106	(4,871)	1,192,235
Net cash used in investing activities	(16,664,920)	1,018	(16,663,902)
Net change in advance payments by borrowers for taxes and insurance	5,260	(267)	4,993
Net cash provided by financing activities	14,319,960	(256)	14,319,704
Net increase in cash and cash equivalents	2,790,423	(164)	2,790,259
Cash and cash equivalents, beginning of period	2,234,725	(32,942)	2,201,783
Cash and cash equivalents, end of period	5,025,148	(33,106)	4,992,042

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2014:

	As Originally Reported (1)	Corrections	As Reported (2)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$2,708,214	$208,593	$2,916,807	$(17,347)	$2,899,460
Gain on SC Change in Control	(2,291,003)	—	(2,291,003)	10,976	(2,280,027)
Impairment of capitalized software	97,546	—	97,546	(33,000)	64,546
Provision for credit losses	2,844,539	(349,726)	2,494,813	(81,570)	2,413,243
Deferred tax expense	1,651,329	141,133	1,792,462	52,947	1,845,409
Depreciation, amortization and accretion	(155,137)	—	(155,137)	106,057	(49,080)
Net gain on sale of loans	(263,853)	—	(263,853)	3,618	(260,235)
Equity earnings on equity method investments	(7,817)	—	(7,817)	(698)	(8,515)
Net change in other assets and bank-owned life insurance	(246,408)	—	(246,408)	(42,129)	(288,537)
Net change in other liabilities	(64,295)	—	(64,295)	(26,172)	(90,467)
Net cash provided by operating activities	4,198,736	—	4,198,736	(27,318)	4,171,418
Net change in loans other than purchases and sales	(9,855,823)	—	(9,855,823)	—	(9,855,823)
Purchases of leased vehicles	(6,175,393)	—	(6,175,393)	(42,123)	(6,217,516)
Manufacturer incentives	1,139,209	—	1,139,209	35,666	1,174,875
Net cash used in investing activities	(14,681,713)	—	(14,681,713)	(6,457)	(14,688,170)
Net change in short-term borrowings	2,481,770	—	2,481,770	6,830	2,488,600
Net proceeds from long-term borrowings	37,894,392	—	37,894,392	(5,997)	37,888,395
Net cash provided by financing activities	8,490,755	—	8,490,755	833	8,491,588
Net decrease in cash and cash equivalents	(1,992,222)	—	(1,992,222)	(32,942)	(2,025,164)
Cash and cash equivalents, end of period	2,234,725	—	2,234,725	(32,942)	2,201,783

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2014 filed on March 18, 2015.
(2) Reported amounts included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2013:

	As Originally Reported (1)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$628,103	$27,757	$655,860
Impairment of capitalized software	—	33,000	33,000
Deferred tax expense	234,274	(76,883)	157,391
Depreciation, amortization and accretion	286,304	(62)	286,242
Equity earnings on equity method investments	(426,851)	(11,334)	(438,185)
Net change in other assets and bank-owned life insurance	175,810	10,560	186,370
Net change in other liabilities	(471,957)	24,724	(447,233)
Net cash provided by operating activities	1,361,585	7,762	1,369,347
Net change in short-term borrowings	(6,142,617)	(7,762)	(6,150,379)
Net cash used in financing activities	(8,381,227)	(7,762)	(8,388,989)

(1) Originally reported amounts included in the Annual Report on Form 10-K for the period ended December 31, 2013 filed on March 14, 2014.

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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K/A. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2015, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management's Report on Internal Control over Financial Reporting (as revised)

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

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In Management’s Report on Internal Controls over Financial Reporting included in our original Annual Report on Form 10-K as of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, because of material weaknesses described below, as well as the material weakness described under "Status of Prior Material Weakness in Internal Control over Financial Reporting.” We have enhanced the disclosures of the follow material weaknesses: Control Environment, Risk Assessment, Control Activities and Monitoring; Methodology to Estimate Credit Loss Allowance; and Loans Modified as TDRs. Of the material weaknesses described below, the following are additional material weaknesses that were identified after the Original Filing: Application of Effective Interest Method for Accretion; Identification, Governance, and Monitoring of Models Used to Estimate Accretion; Review of New, Unusual or Significant Transactions; and Review of Financial Statement Disclosures. Although our conclusion that we did not maintain effective internal control over financial reporting as of December 31, 2015 remains the same, management revised its report to include these material weaknesses.

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

SC’s Control Environment, Risk Assessment, Control Activities and Monitoring

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

•
There was a lack of appropriate tone at the top in establishing an effective control owner risk and controls self-assessment process which contributed to a lack of clarity about ownership of risk assessments and control design and effectiveness. There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes and a lack of defined roles and responsibilities in monitoring functions.

Application of Effective Interest Method for Accretion

The Company’s policies and controls related to the methodology used for applying the effective interest rate method in accordance with GAAP, specifically as it relates the review of key assumptions over prepayment curves, pool segmentation and presentation in financial statements were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

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

This material weakness relates to the following financial statement line items: loans held for investment, loans held-for-sale, the allowance for loan and lease losses, interest income-loans, the provision for credit losses, miscellaneous income, and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

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

Identification, Governance and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and governance processes over models that aggregated to a material weakness. The following controls did not operate effectively:

•	Review controls over data, inputs and assumptions in models used for estimating accretion were not effective and management did not adequately challenge significant assumptions.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

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

This material weakness relates to the following financial statement line items: loans held for investment, net, loans held for sale, net, the allowance for loan and lease losses, interest income - loans; provision for credit losses; miscellaneous income and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

Review of New, Unusual or Significant Transactions
Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman and CEO of SC. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with GAAP did not operate effectively in that management failed to detect as part of the review procedures that regulatory approval was prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should not have been recorded.

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

This material weakness relates to the following financial statement line items: compensation and benefits expense, other liabilities, deferred tax liabilities, net, and common stock and paid-in capital and the related disclosures within Note 14 -Accumulated Other Comprehensive Income/(Loss).

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

This material weakness relates to the following financial statement line items: loans held for investment, net; the allowance for loan and lease losses; provision for credit losses; and the related disclosures within Note 5 - Loans and Allowance for Credit Losses.

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

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This audit report appears below.

Status of Prior Material Weakness in Internal Control Over Financial Reporting

Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows (SCF) and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of the Condensed Consolidated SCF and financial statement disclosures in Note 5, as a result of which errors were not identified in a timely manner.

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

•
In conjunction with developing new credit loss allowance models and refining our loss forecasting methodology to be in compliance with GAAP, the Company also is enhancing its accounting documentation relating to credit loss allowance, to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

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

•	Management is ensuring that all models significant to financial reporting are subject to appropriate validation, documentation, and procedures.

•	Model documentation is being developed, or in some cases enhanced to address model documentation gaps related to credit loss allowance and accretion models.

•
A framework and documentation are being developed to outline model security attributes/procedures for models related to credit loss allowance and models are being placed in an environment where access is restricted to authorized personnel and an audit trail is retained.

•	The Company is enhancing its Material Risk Program and Assessment and documentation

•
The Company is enhancing the internal documentation requirements and procedures to be performed related to goodwill impairment testing and the procedures to be performed over the work prepared by third-party valuation specialists.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at December 31, 2015.

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

We have audited Santander Holdings USA, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting of as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: the Company did not maintain effective internal controls related to the Control Environment, Risk Assessment, Control Activities and Monitoring including Santander Consumer USA Holdings Inc. and its subsidiaries Internal Control Environment, Application of Effective Interest Method for Accretion, Methodology to Estimate Credit Loss Allowance, Loans Modified as TDRs, Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance, Identification, Governance and Monitoring of Models Used to Estimate Accretion, Review of New, Unusual or Significant Transactions, and Review of Financial Statement Disclosures; Impact of Purchase Accounting on TDR Loan accounting; Goodwill; and the previously reported Material Weakness related to the Company's process to prepare and review the Statement of Cash Flows and Notes to the Consolidated Financial Statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated April 14, 2016 (December 7, 2016 as to the effects of the change in reportable segments discussed in Note 24 to the consolidated financial statements and restatement discussed in Note 25 to the consolidated financial statements) expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

April 14, 2016 (December 7, 2016 as to the effects of the additional material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

ITEM 9B - OTHER INFORMATION

Auditor independence matter

The Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), recently advised the Company’s Audit Committee that it had identified an auditor independence matter.

Securities and Exchange Commission Regulation S-X Rule 2-01 (c) (1) (ii) (A) states “An accountant is not independent if, at any point during the audit and professional engagement period, the accountant has a direct financial interest or a material indirect financial interest in the accountant’s audit client, such as…Loans/debtor-creditor relationship. Any loan (including any margin loan) to or from an audit client, or an audit client's officers, directors, or record or beneficial owners of more than ten percent of the audit client's equity securities…” An affiliated entity of Deloitte located outside of the United States entered into a lending relationship with an affiliate of the Company in December 2015. The lending relationship was not with an entity that is included in the financial statements of the Company. The borrowing was repaid in October 2016.

Deloitte advised the Audit Committee that the lending relationship did not impair its objectivity, integrity, and impartiality with respect to its planning and execution of the 2015 audit and its associated reviews of the 2015 quarters. After considering the facts and circumstances, the Audit Committee concurred with Deloitte’s conclusion that this matter did not impair its objectivity, integrity, and impartiality with respect to its planning and execution of the 2015 audit and its associated reviews of the 2015 quarters.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information relating to the directors of SHUSA as of the date of the original Annual Report on Form 10-K filing is set forth below.

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

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of the original Annual Report on Form 10-K filing is set forth below:

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

Matters Relating to the Audit Committee of the Board

Mr. Johnson was appointed Chairman of the Audit Committee in May 2015. Mr. Ferriss served as Chairman of the Audit Committee from 2012 to May 2015, and Mr. Schoellkopf served as Chairman of the Audit Committee from 2010 to 2012. Mr. Ferriss, Mr. Fishman, Ms. Keating, and Mr. Schoellkopf are also members of the Audit Committee. The Board of Directors has determined that Messrs. Ferriss, Fishman, Johnson, and Schoellkopf and Ms. Keating qualify as audit committee financial experts for purposes of the SEC's rules.

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

The following tables set forth the aggregate fees for services rendered to the SC subsidiary for the fiscal year ended December 31, 2015 and 2014 by its principal accounting firm, Deloitte & Touche LLP.

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

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements.

The following financial statements are filed as part of this report:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive (Loss)/Income
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

(21.1)	Subsidiaries of Registrant (Filed herewith)

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.) (Filed herewith)

(23.2)	Consent of Deloitte & Touche LLP (Santander Consumer USA Holdings Inc.) (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(99.1)	Santander Consumer USA Holdings Inc. Form 10-K/A as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013. (Commission File Number 001-36270)

(101)	Interactive Data File (XBRL). (Filed herewith)

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

Signature	Title	Date
/s/ Scott E. Powell Scott E. Powell	Director, President Chief Executive Officer (Principal Executive Officer)	December 7, 2016

/s/ Madhukar Dayal Madhukar Dayal	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	December 7, 2016

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	December 7, 2016

/s/ Javier Maldonado Javier Maldonado	Director	December 7, 2016

/s/ Thomas Johnson Thomas Johnson	Director	December 7, 2016

/s/ Stephen Ferriss Stephen Ferriss	Director	December 7, 2016

/s/ Alan Fishman Alan Fishman	Director	December 7, 2016

/s/ Juan Guitard Juan Guitard	Director	December 7, 2016

/s/ Catherine Keating Catherine Keating	Director	December 7, 2016

/s/ Jose Doncel Jose Doncel	Director	December 7, 2016

/s/ Victor Matarranz Victor Matarranz	Director	December 7, 2016

/s/ Juan Olaizola Juan Olaizola	Director	December 7, 2016

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	December 7, 2016

/s/ Richard Spillenkothen Richard Spillenkothen	Director	December 7, 2016