Form 10-Q/A
period 2016-03-31
Santander Holdings USA, Inc.
filed 2016-12-08
CIK 811830

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

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2016 (the "Form 10-Q/A").

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as originally filed with the Securities and Exchange Commission (the "SEC") on May 13, 2016 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 to make related corrections to certain disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors primarily related to (i) error in our methodology for accreting / amortizing dealer discounts, subvention payments from manufacturers, and capitalized origination costs on retail installment contracts held for investment, (ii) error related to the lack of consideration of net discounts when estimating the allowance for credit losses ("ACLs") for the non-troubled debt restructurings ("TDRs") portfolio of RICs held for investment, (iii) error in computing the present value of expected future cash flows whereby the TDRs' weighted average original contractual interest rate was utilized rather than the TDRs' weighted average original effective interest rate as required by accounting principles generally accepted in the United States of America ("GAAP"). and (iv) error in our recognition of certain executive severance-related and stock compensation expenses and liabilities which should not have been recorded as all applicable regulatory approvals have not been obtained. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of additional items for the three months ended March 31, 2016. Further explanation regarding the restatement is set forth in Note 18 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

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

3

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
Covered Fund: hedge fund or a private equity fund under the Volcker Rule
ABS: Asset-backed securities	CPR: Changes in anticipated loan prepayment rates
ACL: Allowance for credit losses	CRA: Community Reinvestment Act
ADRs: American depositary receipts	DCF: Discounted cash flow
ALLL: Allowance for loan and lease losses	DDFS: Dundon DFS LLC
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	Deka Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014
AOD: Assurance of Discontinuance	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
APR: Annual percentage rate	DOJ: Department of Justice
ASC: Accounting Standards Codification	DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities
ASU: Accounting Standards Update	DTI: Debt-to-income
ATM: Automated teller machine	DTL: Deferred tax liability
Bank: Santander Bank, National Association	ECOA: Equal Credit Opportunity Act
BB&T: BB&T Corp.	EPS: Enhanced Prudential Standards
BHC: Bank holding company	EMI: Equity method investment
BNY Mellon: Bank of New York Mellon	ETR: Effective tax rate
BOLI: Bank-owned life insurance	Exchange Act: Securities Exchange Act of 1934, as amended
Brokers: Independent parties	FASB: Financial Accounting Standards Board
CBP: Citizens Bank of Pennsylvania	FBO: Foreign banking organization
CCAR: Comprehensive Capital Analysis and Review	FCA: Fiat Chrysler Automobiles US LLC
CCART: Chrysler Capital Auto Receivables Trust	FDIA: Federal Deposit Insurance Act
CD: Certificate(s) of deposit	FDIC: Federal Deposit Insurance Corporation
CEVF: Commercial equipment vehicle funding	Federal Reserve: Board of Governors of the Federal Reserve System
CET1: Common equity tier 1	FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act
CFPB: Consumer Financial Protection Bureau	FHLB: Federal Home Loan Bank
CFTC: U.S. Commodity Futures Trading Commission	FHLMC: Federal Home Loan Mortgage Corporation
Change in Control: First quarter 2014 change in control and consolidation of SC	FICO®: Fair Isaac Corporation credit scoring model
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act
Chrysler Capital: trade name used in providing services under the Chrysler Agreement	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CID: Civil investigative demand	FNMA: Federal National Mortgage Association
CLO: Collateralized loan obligations	FOMC: Federal Open Market Committee
CLTV: Combined loan-to-value	FRB: Federal Reserve Bank
CMO: Collateralized mortgage obligation	FSB: Financial Stability Board
CODM: Chief Operating Decision Maker	FTP: funds transfer pricing
Company: Santander Holdings USA, Inc.	FVO: Fair value option
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product	GAAP: Accounting principles generally accepted in the United States of America

GAP: Guaranteed Auto Protection	OTS: Office of Thrift Supervision
GCB: Global Corporate Banking	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities
GSE: Government-sponsored entity	OTTI: Other-than-temporary impairment
HQLA: High-quality liquid assets	Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries
IHC: U.S. intermediate holding company	Plan: Pension plan acquired during acquisition Independence Community Bank Corp.
IFRS: International Financial Reporting Standards	REIT: Real estate investment trust
IPO: Initial public offering	RIC: Retail installment contracts
IRS: Internal Revenue Service	RSUs: Restricted stock units
ISDA: International Swaps and Derivatives Association, Inc.	RV: Recreational vehicle
IT: Information Technology	RWA: Risk-weighted assets
Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013	S&P: Standard & Poor's
Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under terms of flow agreements	Santander: Banco Santander, S.A.
LCR: Liquidity coverage ratio	Santander NY: New York branch of Banco Santander, S.A.
LHFI: Loans held-for-investment	Santander Transaction: The transaction pursuant to which SHUSA became a wholly-owned subsidiary of Santander on January 30, 2009
LHFS: Loans held-for-sale	Santander UK: Santander UK plc
LIBOR: London Interbank Offered Rate	SBNA: Santander Bank, National Association
LIHTC: Low income housing tax credit	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LTD: Long-term debt	SC Common Stock: Common shares of SC
LTV: Loan-to-value	SCF: Statement of Cash Flows
MBS: Mortgage-backed securities	SCI: Santander Consumer International PR, LLC
Massachusetts AG: Massachusetts Attorney General	SCRA: Servicemembers Civil Relief Act
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
MSR: Mortgage servicing right	SDGT: Specially Designated Global Terrorist
MVE: Market value of equity	SDN: Specially Designated Nationals and Blocked Persons
NCI: Non-controlling interest	SEC: Securities and Exchange Commission
NMD: Non-maturity deposits	Securities Act: Securities Act of 1933, as amended
NMTC: New Markets Tax Credit	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A. on July 2, 2015
NPL: Non-performing loans	SHUSA: Santander Holdings USA, Inc.
NPR: Notice of proposed rulemaking	SPE: Special purpose entity
NPWMD: Non-Proliferation of Weapons of Mass Destruction	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
NSFR: Net stable funding ratio	TDR: Troubled debt restructuring
NYSE: New York Stock Exchange	TLAC: Total loss absorbing capacity
OCC: Office of the Comptroller of the Currency	Trusts: Securitization trusts
OEM: Original equipment manufacturer	UPB: Unpaid Principal Balance
OIS: Overnight indexed swap	VIE: Variable interest entity
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	VOE: Voting rights entity
OREO: Other real estate owned
OTC Derivatives: Over-the-counter derivatives

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	As Restated - Note 18
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$6,603,448	$4,992,042
Investment securities:
Available-for-sale at fair value	20,533,116	20,851,495
Other investments	978,470	1,024,259
Loans held-for-investment (1) (5)	81,094,242	79,373,792
Allowance for loan and lease losses (5)	(3,480,603)	(3,160,711)
Net loans held-for-investment	77,613,639	76,213,081
Loans held-for-sale (2)	2,543,341	3,183,282
Premises and equipment, net (3)	946,138	942,372
Leased vehicles, net (5)(6)	8,959,228	8,377,835
Accrued interest receivable (5)	556,384	586,263
Equity method investments	260,089	266,569
Goodwill	4,444,389	4,444,389
Intangible assets, net	624,117	639,055
Bank-owned life insurance	1,733,940	1,727,096
Restricted cash (5)	2,923,603	2,429,729
Other assets (4) (5)	2,304,725	1,893,815
TOTAL ASSETS	$131,024,627	$127,571,282
LIABILITIES
Accrued expenses and payables	$1,516,199	$1,666,286
Deposits and other customer accounts	57,464,250	56,114,232
Borrowings and other debt obligations (5)	50,756,501	49,086,103
Advance payments by borrowers for taxes and insurance	231,107	171,137
Deferred tax liabilities, net	472,572	353,369
Other liabilities (5)	817,889	598,380
TOTAL LIABILITIES	111,258,518	107,989,507
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both March 31, 2016 and December 31, 2015)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2016 and December 31, 2015)	14,716,851	14,729,566
Accumulated other comprehensive loss	(26,679)	(139,641)
Retained earnings	2,361,562	2,351,435
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,247,179	17,136,805
Noncontrolling interest	2,518,930	2,444,970
TOTAL STOCKHOLDER'S EQUITY	19,766,109	19,581,775
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$131,024,627	$127,571,282

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

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2016	2015
	As Restated - Note 18
	(in thousands)
INTEREST INCOME:
Loans	$1,859,053	$1,803,678
Interest-earning deposits	8,725	1,762
Investment securities:
Available-for-sale	92,653	77,417
Other investments	9,073	19,068
TOTAL INTEREST INCOME	1,969,504	1,901,925
INTEREST EXPENSE:
Deposits and other customer accounts	68,800	63,393
Borrowings and other debt obligations	284,652	215,475
TOTAL INTEREST EXPENSE	353,452	278,868
NET INTEREST INCOME	1,616,052	1,623,057
Provision for credit losses	882,278	1,053,639
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	733,774	569,418
NON-INTEREST INCOME:
Consumer fees	124,467	100,704
Commercial fees	41,294	42,685
Mortgage banking income, net	16,344	17,863
Equity method investments loss, net	(4,192)	(7,133)
Bank-owned life insurance	13,728	12,956
Lease income	421,520	313,331
Miscellaneous (loss)/income	(41,881)	96,540
TOTAL FEES AND OTHER INCOME	571,280	576,946
Other-than-temporary impairment recognized in earnings	(10)	—
Net gain on sale of investment securities	26,431	9,557
Net gain recognized in earnings	26,421	9,557
TOTAL NON-INTEREST INCOME	597,701	586,503
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	368,119	319,101
Occupancy and equipment expenses	133,673	129,166
Technology expense	44,816	42,089
Outside services	70,220	48,399
Marketing expense	19,282	14,341
Loan expense	98,645	93,797
Lease expense	292,882	240,948
Other administrative expenses	81,637	71,666
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,109,274	959,507
OTHER EXPENSES:
Amortization of intangibles	14,938	16,806
Deposit insurance premiums and other expenses	23,858	15,809
Loss on debt extinguishment	32,872	—
Investment expense on qualified affordable housing projects	85	49
TOTAL OTHER EXPENSES	71,753	32,664
INCOME BEFORE INCOME TAX PROVISION	150,448	163,750
Income tax provision	65,396	36,909
NET INCOME INCLUDING NONCONTROLLING INTEREST	85,052	126,841
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	71,275	41,425
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$13,777	$85,416

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2016	2015
	As Restated - Note 18
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$85,052	$126,841
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Net unrealized (losses) on cash flow hedge derivative financial instruments, net of tax(1)	(32,527)	(15,115)
Net unrealized gains on available-for-sale investment securities, net of tax	144,924	65,990
Pension and post-retirement actuarial gains, net of tax	565	615
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	112,962	51,490
COMPREHENSIVE INCOME	$198,014	$178,331
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	71,275	41,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$126,739	$136,906

(1) Excludes $(15.7) million of other comprehensive income attributable to NCI for the three-month period ended March 31, 2016. There was no material other comprehensive income attributable to NCI for the three-month period ended March 31, 2015

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	51,490	85,416	—	136,906
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	41,425	41,425
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	—	—	—	14,811	14,811
Stock issued in connection with employee benefit and incentive compensation plans	—	—	547	—	—	—	547
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2015	530,391	$195,445	$14,730,156	$(44,920)	$3,928,183	$4,108,631	$22,917,495

(As Restated - Note 18)	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$195,445	$14,729,566	$(139,641)	$2,351,435	$2,444,970	$19,581,775
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	112,962	13,777	—	126,739
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	(15,680)	(15,680)
Net income attributable to noncontrolling interest	—	—	—	—	—	71,275	71,275
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	(13,111)	—	—	18,365	5,254
Stock issued in connection with employee benefit and incentive compensation plans	—	—	396	—	—	—	396
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2016	530,391	$195,445	$14,716,851	$(26,679)	$2,361,562	$2,518,930	$19,766,109

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2016	2015
	As Restated - Note 18
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$85,052	$126,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	882,278	1,053,639
Deferred tax expense/(benefit)	53,858	(71,514)
Depreciation, amortization and accretion	212,830	100,151
Net loss/(gain) on sale of loans	69,905	(14,501)
Net gain on sale of investment securities	(26,431)	(9,557)
Net loss/(gain) on sale of leased vehicles	63	(10,847)
Other-than-temporary impairment ("OTTI") recognized in earnings	10	—
Loss on debt extinguishment	32,872	—
Net loss on real estate owned and premises and equipment	1,530	364
Stock-based compensation	18,607	5,778
Equity loss on equity method investments	4,192	7,133
Originations of loans held-for-sale, net of repayments	(1,602,886)	(1,190,069)
Proceeds from sales of loans held-for-sale	1,263,128	905,354
Purchases of trading securities	—	(390,192)
Proceeds from sales of trading securities	—	823,801
Net change in:
Loans held for sale	(129,330)	—
Other assets and bank-owned life insurance	(181,005)	330,671
Other liabilities	65,021	54,312
NET CASH PROVIDED BY OPERATING ACTIVITIES	749,694	1,721,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	3,435,844	1,010,515
Proceeds from prepayments and maturities of available-for-sale investment securities	1,034,434	827,886
Purchases of available-for-sale investment securities	(4,088,989)	(3,940,818)
Proceeds from sales of other investments	120,198	140,949
Purchases of other investments	(74,916)	(153,034)
Net change in restricted cash	(498,444)	(776,589)
Proceeds from sales of loans held-for-investment	934,227	410,930
Proceeds from the sales of equity method investments	—	14,988
Distributions from equity method investments	1,799	1,050
Contributions to equity method and other investments	(1,686)	—
Purchases of loans held-for-investment	(39,652)	(57,886)
Net change in loans other than purchases and sales	(2,119,006)	(3,917,765)
Purchases of leased vehicles	(1,622,199)	(1,531,304)
Proceeds from the sale and termination of leased vehicles	480,604	586,664
Manufacturer incentives	335,008	308,636
Proceeds from sales of real estate owned and premises and equipment	16,632	23,188
Purchases of premises and equipment	(97,735)	(39,957)
NET CASH USED IN INVESTING ACTIVITIES	(2,183,881)	(7,092,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,350,018	1,894,925
Net change in short-term borrowings	500,000	(3,400,000)
Net proceeds from long-term borrowings	13,373,270	11,935,538
Repayments of long-term borrowings	(10,751,400)	(9,051,010)
Proceeds from FHLB advances (with terms greater than 3 months)	2,100,000	3,750,000
Repayments of FHLB advances (with terms greater than 3 months)	(3,582,872)	(135,000)
Net change in advance payments by borrowers for taxes and insurance	59,970	54,943
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Proceeds from the issuance of common stock	257	9,161
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,045,593	5,054,907

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,611,406	(316,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,992,042	2,201,783
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,603,448	$1,885,507

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$23,149	$(237,980)
Interest paid	347,289	281,952

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	28,666	9,628
Loans transferred to repossessed vehicles	—	18,170
Loans transferred from held-for-investment to held-for-sale, net	417,283	848,137
Unsettled sales of investment securities	176,862	—

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

Significant Accounting Policies

Management identified accounting for consolidation, business combinations, the allowance for loan and lease losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedge activities, and income taxes as the Company's critical accounting policies and estimates, in that they are important to the presentation of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015.

As of March 31, 2016, with the exception of the items noted in the section "Recently Adopted AccountingPolicies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Policies

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2016 through the Original Filing of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month period ended March 31, 2016 other than the transactions disclosed within Note 10 and Note 14 of these Condensed Consolidated Financial Statements.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Proceeds from the sales of available-for-sale securities	$3,435,844	$1,010,515

Gross realized gains	$26,707	$10,782
Gross realized (losses)	(276)	(1,225)
OTTI	(10)	—
Net realized gains	$26,421	$9,557

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

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank (the "FRB") with aggregate carrying amounts of $952.6 million and $997.9 million as of March 31, 2016 and December 31, 2015, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2016, the Company purchased $74.9 million of FHLB stock at par, and redeemed $120.2 million of FHLB stock at par. There was no gain or loss associated with these redemptions. Other investments also include $25.9 million and $26.4 million of low income housing tax credit ("LIHTC") investments as of March 31, 2016 and December 31, 2015, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated)

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $54.5 billion at March 31, 2016 and $59.3 billion at December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Loans that the Company intends to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at March 31, 2016 was $2.5 billion, compared to $3.2 billion at December 31, 2015. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio to value the portfolio at the lower of cost or market, and the adjusted credit loss allowance was released through the provision for credit losses; reflected as a charge-off against the credit loss allowance. Future loan originations and purchases under SC’s personal lending platform will also be classified as held for sale. As of March 31, 2016, the carrying value of the personal unsecured held-for-sale portfolio was $978.8 million.

On February 1, 2016, SC completed the sale of assets from the personal unsecured held-for-sale portfolio to a third party for an immaterial gain to unpaid principal balance. The balance of the loans associated with this sale was $869.3 million.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At March 31, 2016 and December 31, 2015, accrued interest receivable on the Company's loans was $501.5 million and $521.1 million, respectively.

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans and leases held-for-investment by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(in thousands)
Commercial loans held-for-investment:
Commercial real estate loans	$9,315,291	11.5%	$8,722,917	11.0%
Commercial and industrial loans	20,336,828	25.1%	19,787,834	24.9%
Multifamily loans	9,330,482	11.5%	9,438,463	11.9%
Other commercial(2)	2,739,515	3.4%	2,676,506	3.4%
Total commercial loans held-for-investment	41,722,116	51.5%	40,625,720	51.2%
Consumer loans secured by real estate:
Residential mortgages	6,219,967	7.7%	6,230,995	7.8%
Home equity loans and lines of credit	6,103,844	7.5%	6,151,232	7.7%
Total consumer loans secured by real estate	12,323,811	15.2%	12,382,227	15.5%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated	20,088,220	24.8%	18,539,588	23.4%
Retail installment contracts and auto loans - purchased	5,293,741	6.4%	6,108,210	7.7%
Personal unsecured loans	693,328	0.9%	685,467	0.9%
Other consumer(3)	973,026	1.2%	1,032,580	1.3%
Total consumer loans	39,372,126	48.5%	38,748,072	48.8%
Total loans held-for-investment(1)	$81,094,242	100.0%	$79,373,792	100.0%
Total loans held-for-investment:
Fixed rate	$47,394,655	58.4%	$46,721,562	58.9%
Variable rate	33,699,587	41.6%	32,652,230	41.1%
Total loans held-for-investment(1)	$81,094,242	100.0%	$79,373,792	100.0%

(1)Total loans held-for-investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $252.1 million and $26.3 million as of March 31, 2016 and December 31, 2015, respectively.
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

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses ("ALLL") and other credit quality disclosures at March 31, 2016 and December 31, 2015, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2016	December 31, 2015
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,959,176	$2,949,089
Middle Market Real Estate	4,855,085	4,223,359
Santander Real Estate Capital	1,501,030	1,550,469
Total commercial real estate	9,315,291	8,722,917
Commercial and industrial (3)	20,336,828	19,787,834
Multifamily	9,330,482	9,438,463
Other commercial	2,739,515	2,676,506
Total commercial loans held-for-investment	$41,722,116	$40,625,720

(1)	These represent the Company's loan categories based on the Securities and Exchange Commission (the "SEC's") Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans had no LHFS at March 31, 2016 and excluded $86.4 million of LHFS at December 31, 2015.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2016	December 31, 2015
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,219,967	$6,230,995
Home equity loans and lines of credit	6,103,844	6,151,232
Total consumer loans secured by real estate	12,323,811	12,382,227
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated(4)	20,088,220	18,539,588
Retail installment contracts and auto loans - purchased(4)	5,293,741	6,108,210
Personal unsecured loans(5)	693,328	685,467
Other consumer	973,026	1,032,580
Total consumer loans held-for-investment	$39,372,126	$38,748,072

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $219.2 million and $236.8 million of LHFS at March 31, 2016 and December 31, 2015, respectively.

(4)	RIC and auto loans exclude $1.3 billion and $905.7 million of LHFS at March 31, 2016 and December 31, 2015, respectively.

(5)	Personal unsecured loans exclude $1.0 billion and $2.0 billion of LHFS at March 31, 2016 and December 31, 2015, respectively.

The RICs and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the Change in Control, (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
RICs - Purchased:
UPB (1)	$5,808,885	$6,709,748
UPB - FVO (2)	100,588	140,995
Total UPB	5,909,473	6,850,743
Purchase Marks (3)	(615,732)	(742,533)
Total RICs - Purchased	5,293,741	6,108,210

RICs - Originated:
UPB (1)	20,615,741	19,069,801
Net discount	(545,071)	(548,057)
Total RICs - Originated	20,070,670	18,521,744
SBNA auto loans	17,550	17,844
Total RICs originated post-change in control	20,088,220	18,539,588
Total RICs and auto loans	$25,381,961	$24,647,798

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $22.7 million and $33.1 million as of March 31, 2016 and December 31, 2015, respectively, related to purchased loan portfolios on which we elected to apply the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month periods ended March 31, 2016 and 2015 was as follows:

	Three-Month Period Ended March 31, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$435,717	$2,679,666	$45,328	$3,160,711
Provision for loan and lease losses	111,034	746,633	—	857,667
Charge-offs	(40,315)	(1,129,413)	—	(1,169,728)
Recoveries	25,414	606,539	—	631,953
Charge-offs, net of recoveries	(14,901)	(522,874)	—	(537,775)
Allowance for loan and lease losses, end of period	$531,850	$2,903,425	$45,328	$3,480,603
Reserve for unfunded lending commitments, beginning of period	$147,397	$—	$—	$147,397
Provision for unfunded lending commitments	24,611	—	—	24,611
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	172,008	—	—	172,008
Total allowance for credit losses, end of period	$703,858	$2,903,425	$45,328	$3,652,611
Ending balance, individually evaluated for impairment(1)	$129,399	$1,009,528	$—	$1,138,927
Ending balance, collectively evaluated for impairment	402,451	1,893,896	45,328	2,341,675

Financing receivables:
Ending balance	$41,722,116	$41,915,467	$—	$83,637,583
Ending balance, evaluated under the fair value option or lower of cost or fair value(2)	—	2,829,151	—	2,829,151
Ending balance, individually evaluated for impairment(1)	638,617	4,435,725	—	5,074,342
Ending balance, collectively evaluated for impairment	41,083,499	34,650,591	—	75,734,090

(1) Consists primarily of loans in TDR status
(2) Represents LHFS and those loans for which the Company has elected the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended March 31, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$401,553	$1,267,025	$33,024	$1,701,602
Provision for loan and lease losses	24,801	995,563	38,275	1,058,639
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(19,339)	(942,975)	—	(962,314)
Recoveries	5,999	504,478	—	510,477
Charge-offs, net of recoveries	(13,340)	(438,497)	—	(451,837)
Allowance for loan and lease losses, end of period	$413,014	$1,796,974	$71,299	$2,281,287

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	127,641	—	—	127,641
Total allowance for credit losses, end of period	$540,655	$1,796,974	$71,299	$2,408,928
Ending balance, individually evaluated for impairment(2)	$78,665	$286,453	$—	$365,118
Ending balance, collectively evaluated for impairment	334,349	1,510,521	71,299	1,916,169

Financing receivables:
Ending balance	$38,335,323	$41,465,532	$—	$79,800,855
Ending balance, evaluated under the fair value option or lower of cost or fair value(3)	44,325	1,993,666	—	2,037,991
Ending balance, individually evaluated for impairment(2)	478,179	3,020,216	—	3,498,395
Ending balance, collectively evaluated for impairment	37,812,819	36,451,650	—	74,264,469

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

(2)	Consists primarily of loans in TDR status.

(3)	Represents LHFS and those loans for which the Company has elected the FVO.

The following table presents the activity in the Allowance for loan losses for the Retail Installment Contracts acquired ("Purchased") in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three Month Period Ended March 31, 2016
	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$590,807	$1,891,989	$2,482,796
Provision for / (Release of) loan and lease losses	73,635	674,420	748,055
Other	—	—	—
Charge-offs	(264,792)	(825,080)	(1,089,872)
Recoveries	189,457	395,941	585,398
Charge-offs, net of recoveries	(75,335)	(429,139)	(504,474)
Allowance for loan and lease losses, end of period	$589,107	$2,137,270	$2,726,377

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

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
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$86,397	$71,979
Middle market commercial real estate	69,249	37,745
Santander real estate capital	2,754	3,454
Commercial and industrial	249,463	85,745
Multifamily	4,855	9,162
Other commercial	2,959	2,982
Total commercial loans	415,677	211,067
Consumer:
Residential mortgages	168,212	173,780
Home equity loans and lines of credit	123,883	127,171
Retail installment contracts and auto loans - originated	541,565	701,785
Retail installment contracts and auto loans - purchased	262,233	417,276
Personal unsecured loans	400	895
Other consumer	16,474	23,125
Total consumer loans	1,112,767	1,444,032
Total non-accrual loans	1,528,444	1,655,099

Other real estate owned ("OREO")	36,981	38,959
Repossessed vehicles	188,744	172,375
Foreclosed and other repossessed assets	1,821	374
Total OREO and other repossessed assets	227,546	211,708
Total non-performing assets	$1,755,990	$1,866,807

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

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of March 31, 2016
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,862	$31,754	$50,616	$2,908,560	$2,959,176	$—
Middle market commercial real estate	39,964	18,014	57,978	4,797,107	4,855,085	—
Santander real estate capital	10,240	—	10,240	1,490,790	1,501,030	—
Commercial and industrial	54,518	38,407	92,925	20,243,903	20,336,828	—
Multifamily	2,117	284	2,401	9,328,081	9,330,482	—
Other commercial	7,185	982	8,167	2,731,348	2,739,515	—
Consumer:
Residential mortgages	122,560	138,503	261,063	6,178,055	6,439,118	—
Home equity loans and lines of credit	28,548	77,532	106,080	5,997,764	6,103,844	—
Retail installment contracts and auto loans - originated	1,773,921	158,701	1,932,622	19,500,968	21,433,590	—
Retail installment contracts and auto loans - purchased	887,473	64,310	951,783	4,341,958	5,293,741	—
Personal unsecured loans	79,949	77,102	157,051	1,515,097	1,672,148	72,878
Other consumer	33,103	25,231	58,334	914,692	973,026	—
Total	$3,058,440	$630,820	$3,689,260	$79,948,323	$83,637,583	$72,878

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	As of December 31, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,085	$30,000	$48,085	$2,901,004	$2,949,089	$—
Middle market commercial real estate	575	21,063	21,638	4,201,721	4,223,359	—
Santander real estate capital	—	654	654	1,549,815	1,550,469	—
Commercial and industrial	31,067	44,032	75,099	19,799,134	19,874,233	—
Multifamily	2,951	4,537	7,488	9,430,975	9,438,463	—
Other commercial	3,968	2,079	6,047	2,670,459	2,676,506	—
Consumer:
Residential mortgages	140,323	142,510	282,833	6,184,922	6,467,755	—
Home equity loans and lines of credit	28,166	79,715	107,881	6,043,351	6,151,232	—
Retail installment contracts and auto loans - originated	2,149,480	212,569	2,362,049	17,083,248	19,445,297	—
Retail installment contracts and auto loans - purchased	1,242,545	109,258	1,351,803	4,756,407	6,108,210	—
Personal unsecured loans	78,741	83,686	162,427	2,477,454	2,639,881	79,729
Other consumer	41,667	32,573	74,240	958,340	1,032,580	—
Total	$3,737,568	$762,676	$4,500,244	$78,056,830	$82,557,074	$79,729

(1)	Financing receivables include LHFS.

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
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$34,657	$37,396	$—	$37,750
Middle market commercial real estate	77,307	122,255	—	77,816
Santander real estate capital	2,754	2,754	—	2,785
Commercial and industrial	5,360	6,636	—	4,498
Multifamily	13,525	14,537	—	11,496
Other commercial	193	193	—	216
Consumer:
Residential mortgages	68,860	68,860	—	47,834
Home equity loans and lines of credit	52,211	52,211	—	41,646
Retail installment contracts and auto loans - originated	12	12	—	14
Retail installment contracts and auto loans - purchased	61,649	78,831	—	68,674
Personal unsecured loans(2)	19,775	19,775	—	16,320
Other consumer	19,800	24,026	—	16,148
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	41,908	43,172	7,814	36,642
Middle market commercial real estate	73,054	83,875	13,100	55,550
Santander real estate capital	—	—	—	327
Commercial and industrial	310,338	315,312	108,141	211,848
Multifamily	4,285	4,290	233	4,969
Other commercial	624	1,077	111	1,920
Consumer:
Residential mortgages	131,665	159,330	25,157	151,965
Home equity loans and lines of credit	51,512	66,348	4,242	61,680
Retail installment contracts and auto loans - originated	1,687,960	1,727,498	509,735	1,506,968
Retail installment contracts and auto loans - purchased	2,324,690	2,627,273	466,941	2,389,399
Personal unsecured loans	1,607	2,838	421	1,723
Other consumer	14,567	18,996	3,032	16,615
Total:
Commercial	$564,005	$631,497	$129,399	$445,817
Consumer	4,434,308	4,845,998	1,009,528	4,318,986
Total	$4,998,313	$5,477,495	$1,138,927	$4,764,803

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

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
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$40,843	$43,582	$—	$39,289
Middle market commercial real estate	78,325	123,495	—	103,059
Santander real estate capital	2,815	2,815	—	2,899
Commercial and industrial	3,635	5,046	—	5,780
Multifamily	9,467	10,488	—	15,980
Other commercial	239	239	—	164
Consumer:
Residential mortgages	26,808	26,808	—	25,108
Home equity loans and lines of credit	31,080	31,080	—	29,155
Retail installment contracts and auto loans - originated	15	15	—	8
Retail installment contracts and auto loans - purchased	75,698	96,768	—	931,411
Personal unsecured loans	12,865	12,865	—	6,729
Other consumer	12,495	16,002	—	9,048
With an allowance recorded:
Commercial:
Corporate banking	31,376	32,650	6,413	45,663
Middle market commercial real estate	38,046	43,745	5,624	49,072
Santander real estate capital	654	782	98	2,266
Commercial and industrial	113,358	142,308	35,184	88,771
Multifamily	5,653	5,658	443	5,816
Other commercial	3,216	4,465	749	2,574
Consumer:
Residential mortgages	172,265	200,176	25,034	151,539
Home equity loans and lines of credit	71,847	86,355	3,757	65,990
Retail installment contracts and auto loans - originated	1,325,975	1,359,585	408,208	691,244
Retail installment contracts and auto loans - purchased	2,454,108	2,773,536	454,926	1,227,054
Personal unsecured loans	1,839	2,226	430	9,158
Other consumer	18,663	23,790	3,225	17,479
Total:
Commercial	$327,627	$415,273	$48,511	$361,333
Consumer	4,203,658	4,629,206	895,580	3,163,923
Total	$4,531,285	$5,044,479	$944,091	$3,525,256

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
March 31, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,675,141	$4,621,615	$1,401,131	$18,884,555	$9,094,426	$2,702,806	$39,379,674
Special Mention	80,161	80,253	71,246	587,511	169,933	12,441	1,001,545
Substandard	190,974	98,361	28,652	833,213	65,717	23,698	1,240,615
Doubtful	12,901	54,856	—	31,549	406	570	100,282
Total commercial loans	$2,959,177	$4,855,085	$1,501,029	$20,336,828	$9,330,482	$2,739,515	$41,722,116

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,627,159	$4,055,623	$1,363,031	$18,881,150	$9,114,466	$2,631,935	$38,673,364
Special Mention	99,090	29,620	144,597	492,128	249,165	28,686	1,043,286
Substandard	208,785	117,571	42,187	467,983	74,410	15,601	926,537
Doubtful	14,055	20,545	654	32,972	422	284	68,932
Total commercial loans	$2,949,089	$4,223,359	$1,550,469	$19,874,233	$9,438,463	$2,676,506	$40,712,119

(1)	Financing receivables include LHFS.

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

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	March 31, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Retail installment contracts and auto loans(3)	Percent
	(in thousands)
No FICO®(1)	$4,660,293	17.4%	$4,913,606	19.2%
<600	14,356,257	53.7%	13,374,065	52.3%
600-639	4,540,230	17.0%	4,260,982	16.7%
>=640	3,170,551	11.9%	3,004,854	11.8%
Total	$26,727,331	100.0%	$25,553,507	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RIC and auto loans include $1.3 billion and $905.7 million of LHFS at March 31, 2016 and December 31, 2015, respectively that do not have an allowance.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
March 31, 2016	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(in thousands)
N/A(2)	$434,206	$13,447	$1,273	$—	$—	$—	$—	$448,926
<600	124	221,524	61,470	26,279	19,021	9,100	10,509	348,027
600-639	53	150,320	40,977	22,786	13,105	4,091	6,845	238,177
640-679	66	257,146	97,181	39,952	39,929	8,262	10,465	453,001
680-719	84	464,194	167,379	62,961	48,935	7,942	18,479	769,974
720-759	108	673,413	336,181	65,824	54,597	10,846	19,882	1,160,851
>=760	345	2,061,656	750,250	111,211	57,432	18,473	20,795	3,020,162
Grand Total	$434,986	$3,841,700	$1,454,711	$329,013	$233,019	$58,714	$86,975	$6,439,118

(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV ("CLTV") for financing receivables in second lien position for the Company.

	Home Equity Loans and Lines of Credit(2)
March 31, 2016	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(in thousands)
N/A(1)	$189,921	$553	$919	$—	$—	$191,393
<600	10,979	150,526	75,867	21,222	20,745	279,339
600-639	8,447	138,913	83,320	20,173	12,142	262,995
640-679	11,587	252,008	175,327	31,474	25,246	495,642
680-719	11,691	430,595	322,550	55,127	30,885	850,848
720-759	10,456	613,886	428,576	62,879	39,619	1,155,416
>=760	28,449	1,616,776	1,023,547	130,401	69,038	2,868,211
Grand Total	$271,530	$3,203,257	$2,110,106	$321,276	$197,675	$6,103,844

(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2015	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(in thousands)
N/A(2)	$461,839	$12,250	$2,769	$—	$—	$—	$—	$476,858
<600	128	226,185	69,698	30,491	18,279	8,441	9,602	362,824
600-639	1	158,290	43,002	23,281	15,585	5,238	7,579	252,976
640-679	230	252,727	81,552	35,001	29,125	9,101	12,034	419,770
680-719	19	462,180	183,568	62,670	51,659	9,194	22,770	792,060
720-759	339	681,473	341,934	72,729	55,461	11,024	20,982	1,183,942
>=760	84	2,049,268	717,671	112,721	57,385	21,580	20,616	2,979,325
Grand Total	$462,640	$3,842,373	$1,440,194	$336,893	$227,494	$64,578	$93,583	$6,467,755

(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Home Equity Loans and Lines of Credit(2)
December 31, 2015	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(in thousands)
N/A(1)	$192,379	$390	$305	$—	$—	$193,074
<600	11,110	155,306	79,389	22,373	22,261	290,439
600-639	8,871	140,277	83,548	20,766	12,525	265,987
640-679	12,534	254,481	174,223	32,925	26,565	500,728
680-719	14,273	431,818	317,260	56,589	31,722	851,662
720-759	12,673	614,748	425,744	63,840	39,981	1,156,986
>=760	34,579	1,644,168	1,007,561	135,571	70,477	2,892,356
Grand Total	$286,419	$3,241,188	$2,088,030	$332,064	$203,531	$6,151,232

(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Performing	$4,178,248	$3,797,231
Non-performing	509,592	602,315
Total	$4,687,840	$4,399,546

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

Consumer TDRs excluding RICs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is implemented. After modification, RICs are classified as current and continue to accrue interest as long as they remain less than 60 days past due. The TDR classification will remain on the loan until it is paid in full or liquidated.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month periods ended March 31, 2016 and March 31, 2015, respectively:

	Three-Month Period Ended March 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(in thousands)
Commercial:
Commercial real estate:
Corporate Banking	9	$47,776	$(16)	$(10,583)	$(11)	$37,166
Middle market	3	10,454	—	—	(69)	10,385
Commercial and industrial	223	7,230	(1)	—	—	7,229
Consumer:
Residential mortgages(3)	49	6,648	(1)	—	205	6,852
Home equity loans and lines of credit	67	4,539	132	—	(237)	4,434
Retail installment contracts and auto loans - originated	27,695	514,066	(83)	—	(61)	513,922
Retail installment contracts and auto loans - purchased	14,344	175,968	(598)	—	(59)	175,311
Personal unsecured loans	17,055	21,345	—	—	(129)	21,216
Other consumer	26	923	—	—	(178)	745
Total	59,471	$788,949	$(567)	$(10,583)	$(539)	$777,260

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (As Restated) (continued)

	Three-Month Period Ended March 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$1,448	$—	$—	$(9)	$1,439
Middle Market	1	14,439	—	—	—	14,439
Commercial and industrial	81	10,872	(34)	(2,679)	—	8,159
Consumer:
Residential mortgages(3)	46	7,866	—	(25)	(253)	7,588
Home equity loans and lines of credit	40	3,671	—	—	—	3,671
Retail installment contracts and auto loans - originated	7,031	137,751	(14)	—	(58)	137,679
Retail installment contracts and auto loans - purchased	68,458	973,931	(1,781)	—	(407)	971,743
Personal unsecured loans	4,468	5,394	—	—	(38)	5,356
Other consumer	15	920	—	—	(8)	912
Total	80,142	$1,156,292	$(1,829)	$(2,704)	$(773)	$1,150,986

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

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

Leased vehicles, net consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Leased vehicles	$12,255,737	$11,297,752
Origination fees and other costs	30,127	29,800
Manufacturer subvention payments, net of accretion	(1,153,959)	(1,048,713)
Leased vehicles, gross	11,131,905	10,278,839
Less: accumulated depreciation	(2,172,677)	(1,901,004)
Leased vehicles, net	$8,959,228	$8,377,835

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

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2016 (in thousands):

Remainder of 2016	$1,280,280
2017	1,140,764
2018	445,015
2019	24,175
2020	50
Total	$2,890,284

Lease income and expense for the three-month period ended March 31, 2016 were $421.5 million and $292.9 million, respectively, compared to $313.3 million and $240.9 million, respectively, for the three-month period ended March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES (As Restated)

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

On-balance sheet VIEs

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets
Restricted cash	$1,982,611	$1,842,877
Loans(1)	23,213,909	23,494,541
Leased vehicles, net	7,277,220	6,497,310
Various other assets	589,279	630,017
Total Assets	$33,063,019	$32,464,745
Liabilities
Notes payable	$30,515,797	$30,628,837
Various other liabilities	85,111	85,844
Total Liabilities	$30,600,908	$30,714,681

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES (As Restated) (continued)

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Assets securitized	$3,657,955	$3,981,855

Net proceeds from new securitizations (1)	2,702,004	3,056,950
Cash received for servicing fees (2)	194,365	161,962
Net distributions from Trusts (2)	629,726	456,053
Total cash received from securitization trusts	$3,526,095	$3,674,965

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (As Restated)

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the three-month period ended March 31, 2016:

	Consumer and Business Banking (1)	Auto Finance & Business Banking	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Total
	(in thousands)
Goodwill at December 31, 2015	$1,550,321	$445,923	$—	$1,297,055	$131,130	$1,019,960	$4,444,389
Disposals during the period	—	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—	—
Impairment during the period	—	—	—	—	—	—	—
Re-allocations during the period	329,983	(445,923)	870,411	(754,471)	—	—	—
Goodwill at March 31, 2016	$1,880,304	$—	$870,411	$542,584	$131,130	$1,019,960	$4,444,389

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to a decline in SC's share price, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, the results of which required the Company to record an impairment of $4.5 billion. During the first quarter of 2016, the Company continued to evaluate SC's share price. The Company performed an interim goodwill impairment analysis as of March 31, 2016, the results of which determined that there was no impairment to goodwill.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	March 31, 2016		December 31, 2015
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$495,036	$(84,964)	$504,839	$(75,161)
Chrysler relationship	106,250	(32,500)	110,000	(28,750)
Core deposit intangibles	152	(295,690)	763	(295,079)
Other intangibles	4,679	(25,230)	5,453	(24,455)
Total intangibles subject to amortization	606,117	(438,384)	621,055	(423,445)
Intangibles not subject to amortization:
Trade name	18,000	—	18,000	—
Total Intangibles	$624,117	$(438,384)	$639,055	$(423,445)

Amortization expense on intangible assets for the three-month periods ended March 31, 2016 and March 31, 2015 was $14.9 million and $16.8 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (As Restated) (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2016	$57,162	$14,938	$42,224
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
2020	54,441	—	54,441
Thereafter	345,194	—	345,194

NOTE 8. OTHER ASSETS (As Restated)

The following is a detail of items that comprise other assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Income tax receivables	$606,460	$613,339
Derivative assets at fair value	481,733	355,169
Other repossessed assets	190,565	172,749
MSRs, at fair value	130,742	147,233
Prepaid expenses	176,733	162,879
OREO	36,981	38,959
Miscellaneous assets and receivables	681,511	403,487
Total other assets	$2,304,725	$1,893,815

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
(Unaudited)

NOTE 8. OTHER ASSETS (As Restated) (continued)

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2016 and December 31, 2015 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$506,374	$396,518	$—	$542	$3,371	$—
Interest rate lock commitments	349,468	187,930	6,992	2,540	—	—
Mortgage servicing	435,000	435,000	14,916	679	2,669	3,502
Total mortgage banking risk management	1,290,842	1,019,448	21,908	3,761	6,040	3,502

Customer related derivatives:
Swaps receive fixed	9,067,978	9,060,134	351,336	205,397	114	6,023
Swaps pay fixed	9,291,483	9,273,627	316	16,183	311,595	177,114
Other	2,852,757	3,035,085	50,076	53,418	49,148	52,502
Total customer related derivatives	21,212,218	21,368,846	401,728	274,998	360,857	235,639

Other derivative activities:
Foreign exchange contracts	2,619,226	2,513,305	33,604	30,262	33,263	30,144
Interest rate swap agreements	1,984,000	2,399,000	—	1,176	6,580	2,481
Interest rate cap agreements	9,159,361	10,013,912	13,716	32,950	—	—
Options for interest rate cap agreements	9,159,361	10,013,912	—	—	13,785	32,977
Total return settlement	1,404,726	1,404,726	—	—	53,793	53,432
Other	1,009,210	899,394	16,565	11,146	19,423	14,553
Total	$47,838,944	$49,632,543	$487,521	$354,293	$493,741	$372,728

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2016 and 2015:

		Three-Month Period Ended March 31,
Derivative Activity(1)	Line Item	2016	2015
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$174	$(36)
Interest rate swaps	Miscellaneous income	(4,484)	(2,993)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(2,663)	(4,451)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(3,912)	(187)
Interest rate lock commitments	Mortgage banking income	4,452	3,937
Mortgage servicing	Mortgage banking income	15,070	(1,219)
Customer related derivatives	Miscellaneous income	1,510	418
Foreign exchange	Miscellaneous income	223	(874)
SC non-hedging derivatives	Miscellaneous income	(5,499)	(2,397)
	Net interest income	15,139	18,044
	Other administrative expenses	(1,316)	(11,955)
Other	Miscellaneous income	(1,131)	(1,445)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (As Restated) (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2016
Fair value hedges	$7,247	$—	$7,247	$111	$11,732	$(4,596)
Cash flow hedges	94,576	—	94,576	—	104,392	(9,816)
Other derivative activities(1)	439,268	96,925	342,343	3,054	271,819	67,470
Total derivatives subject to a master netting arrangement or similar arrangement	541,091	96,925	444,166	3,165	387,943	53,058
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	54,473	—	54,473	—	—	54,473
Total Derivative Liabilities	$595,564	$96,925	$498,639	$3,165	$387,943	$107,531

Total Financial Liabilities	$595,564	$96,925	$498,639	$3,165	$387,943	$107,531

December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047		23,047	—	39,388	(16,341)
Other derivative activities(1)	319,296	77,734	241,562	4,265	208,305	28,992
Total derivatives subject to a master netting arrangement or similar arrangement	344,441	77,734	266,707	4,352	258,295	4,060
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	53,432	—	53,432	—	—	53,432
Total Derivative Liabilities	$397,873	$77,734	$320,139	$4,352	$258,295	$57,492

Total Financial Liabilities	$397,873	$77,734	$320,139	$4,352	$258,295	$57,492

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES (As Restated)

An income tax provision of $65.4 million was recorded for the three-month period ended March 31, 2016, compared to $36.9 million for the corresponding period in 2015. This resulted in an effective tax rate of 43.5% for the three-month period ended March 31, 2016, compared to 22.5% for the corresponding period in 2015.

The Company recognized a discrete income tax provision of $3.1 million for the three-month period ended March 31, 2016 and a discrete income tax benefit of $22.0 million for the three-month period ended March 31, 2015, which resulted in the higher effective tax rate for the three-month period ended March 31, 2016.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for years 2003 through 2005 to be refunded to the Company. On March 11, 2016, the IRS filed a notice of appeal. The appeal was heard in the First Circuit on November 9, 2016.

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
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (As Restated)

The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month periods ended March 31, 2016, and 2015, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2016			December 31, 2015		March 31, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	As Restated					As Restated
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(64,195)	$30,260	$(33,935)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	2,663	(1,255)	1,408
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(61,532)	29,005	(32,527)	$(16,582)	$(32,527)	$(49,109)

Change in unrealized gains/(losses) on investment securities available-for-sale	265,175	(104,213)	160,962
Reclassification adjustment for net(gains)/losses included in net income on non-OTTI securities (2)	(26,431)	10,387	(16,044)
Reclassification adjustment for net losses/(gains) included in net income on OTTI securities (3)	10	(4)	6
Reclassification adjustment for net (gains)/losses included in net income	(26,421)	10,383	(16,038)
Net unrealized gains/(losses) on investment securities available-for-sale	238,754	(93,830)	144,924	(96,026)	144,924	48,898

Pension and post-retirement actuarial gain/(loss) (4)	929	(364)	565	(27,033)	565	(26,468)

As of March 31, 2016	$178,151	$(65,189)	$112,962	$(139,641)	$112,962	$(26,679)

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (As Restated) (continued)

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

SC Commitments

SC is obligated to make purchase price hold-back payments to a third party originator of auto loans that it has purchased, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third party originator beginning in June 2016 if returns on the purchased loan are greater than originally expected. These obligations are accounted for as derivatives. Refer to Note 11 to the Condensed Consolidated Financial Statements for more information.

Under terms of agreements with LendingClub, SC was previously committed to purchase a portion of "near-prime" (as that term is defined in the agreements) originations through July 2017.  On October 9, 2015, SC sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.

On February 1, 2016, SC completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio comprised personal installment loans with an unpaid principal balance of approximately $869.3 million as of the date of the sale.

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

Pursuant to the terms of a Separation Agreement among former SC CEO Thomas G. Dundon, SC, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will owe Mr. Dundon a cash payment of up to $115.1 million.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

On June 16, 2015, the Bank entered into a consent order with the OCC amending the consent order issued by the Office of Thrift Supervision ("OTS") in 2011 (the "Order") as well as the 2013 amendment to the Order (the "2015 Amendment"). The 2015 Amendment provided that the Bank had not fully complied with the terms of the Order as amended and that nine actionable items remained. The 2015 Amendment imposed certain supervisory restrictions on the Bank's mortgage origination and servicing business. These restrictions required the Bank to obtain prior supervisory non objection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers, although the Bank was able to generally operate its current mortgage origination and servicing business in the ordinary course.

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

On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the "Parmelee Lawsuit"). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the "Benson Lawsuit"). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC's securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that SC made false or misleading statements, as well as failed to disclose material adverse facts as disclosed in prior annual and quarterly reports filed under the Exchange Act and certain other public disclosures, in connection with SC's change in its methodology for estimating its ACL and correction of such allowance for prior periods in SC’s Annual Report on Form 10-K/A for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seek damages and other relief.

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

NOTE 15. RELATED PARTY TRANSACTIONS (As Restated)

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 12 to the Condensed Consolidated Financial Statements of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015. During the first quarter ended March 31, 2016, SBNA transferred and settled $2.3 billion of unfunded commitments to extend credit to an unconsolidated related party for a loss on sale of $6.3 million, see Note 14. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms. A list and description of these agreements can be found in Note 22 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS (As Restated) (continued)

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

NOTE 16. FAIR VALUE (As Restated)

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$349,742	$—	$349,742
Corporate debt	—	1,429,590	—	1,429,590
Asset-backed securities	—	406,156	1,640,423	2,046,579
State and municipal securities	—	21,627	—	21,627
Mortgage backed securities	—	16,674,891	—	16,674,891
Total investment securities available-for-sale(1)	—	18,882,006	1,640,423	20,522,429
Retail installment contracts held-for-investment	—	—	285,811	285,811
Loans held-for-sale(2)	—	219,151	—	219,151
Mortgage servicing rights	—	—	130,742	130,742
Derivatives:
Fair value	—	804	—	804
Cash flow	—	189	—	189
Mortgage banking interest rate lock commitments	—	—	6,992	6,992
Customer related	—	401,728	—	401,728
Foreign exchange	—	33,604	—	33,604
Mortgage servicing	—	14,916	—	14,916
Interest rate cap agreements	—	13,716	—	13,716
Other	—	16,557	8	16,565
Total financial assets	$—	$19,582,671	$2,063,976	$21,646,647
Financial liabilities:
Derivatives:
Fair value	$—	$7,247	$—	$7,247
Cash flow	—	94,576	—	94,576
Mortgage banking forward sell commitments	—	3,371	—	3,371
Customer related	—	360,857	—	360,857
Total return swap	—	—	282	282
Foreign exchange	—	33,263	—	33,263
Mortgage servicing	—	2,669	—	2,669
Interest rate swaps	—	6,580	—	6,580
Option for interest rate cap	—	13,785	—	13,785
Total return settlement	—	—	53,793	53,793
Other	—	18,993	148	19,141
Total financial liabilities	$—	$541,341	$54,223	$595,564

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended March 31,
		2016	2015
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$(88,311)	$(570)
Foreclosed assets	Miscellaneous income(1)	(1,812)	(611)
Loans held for sale	Miscellaneous income(1)	(64,213)	—
		$(154,336)	$(1,181)

(1) These amounts reduce Miscellaneous income.

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month periods ended March 31, 2016 and 2015, respectively.

Three-Month Period Ended March 31, 2016
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$(51,286)	$1,784,842
Gains in other comprehensive income	1,585	—	—	—	1,585
Gains/(losses) in earnings	—	26,749	(14,356)	3,010	15,403
Additions/Issuances	278,686	—	3,591	—	282,277
Settlements(1)	(88)	(69,593)	(5,726)	1,053	(74,354)
Balance, March 31, 2016	$1,640,423	$285,811	$130,742	$(47,223)	$2,009,753
Changes in unrealized gains/(losses) included in earnings related to balances still held at March 31, 2016	$—	$26,749	$(14,356)	$(1,442)	$10,951

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,589,828	Discounted Cash Flow	Discount Rate (1)	0.92% - 1.82% (1.21%)
Sale-leaseback securities	$50,595	Consensus Pricing (2)	Offered quotes (3)	128.84%
Retail installment contracts held-for-investment	$285,811	Discounted Cash Flow	Prepayment rate (CPR) (4)	9.50%
			Discount Rate (5)	9.50% - 14.50% (10.50%)
			Recovery Rate (6)	25.00% - 43.00% (29.50%)
Mortgage servicing rights	$130,742	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.20% - 29.51% (11.33%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$6,992	Discounted Cash Flow	Pull through percentage (9)	76.97%
			MSR value (10)	0.73% - 1.07% (1.01%)
Financial Liabilities:
Total return settlement	$53,793	Discounted Cash Flow	Discount Rate (4)	8.32%

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
(Unaudited)

NOTE 16. FAIR VALUE (As Restated) (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$6,603,448	$6,603,448	$6,603,448	$—	$—
Available-for-sale investment securities(1)	20,522,429	20,522,429	—	18,882,006	1,640,423
Loans held-for-investment, net	77,613,639	78,677,855	—	279,069	78,398,786
Loans held-for-sale	2,543,341	2,554,038	—	219,151	2,334,887
Restricted cash	2,923,603	2,923,603	2,923,603	—	—
Mortgage servicing rights	130,742	130,742	—	—	130,742
Derivatives	488,514	488,514	—	481,514	7,000

Financial liabilities:
Deposits	57,464,250	57,484,122	47,989,406	9,494,716	—
Borrowings and other debt obligations	50,756,501	51,106,200	—	40,241,931	10,864,269
Derivatives	595,564	595,564	—	541,341	54,223

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,992,042	$4,992,042	$4,992,042	$—	$—
Available-for-sale investment securities(1)	20,841,008	20,841,008	—	19,480,768	1,360,240
Loans held-for-investment, net	76,213,081	76,290,862	—	122,792	76,168,070
Loans held-for-sale	3,183,282	3,195,513	—	236,760	2,958,753
Restricted cash	2,429,729	2,429,729	2,429,729	—	—
Mortgage servicing rights	147,233	147,233	—	—	147,233
Derivatives	365,330	365,330	—	362,780	2,550

Financial liabilities:
Deposits	56,114,232	56,121,954	47,601,229	8,520,725	—
Borrowings and other debt obligations	49,086,103	49,320,778	—	40,117,999	9,202,779
Derivatives	397,873	397,873	—	344,037	53,836

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

As of March 31, 2016 and December 31, 2015, the Company had $2.9 billion and $2.4 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2016	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$218,389	$77,183	$64,757	$60,317	$(21,406)	$1,163,578	$51,773	$1,461	$1,616,052
Total non-interest income	174,165	12,602	2,062	17,267	35,869	353,191	13,782	(11,237)	597,701
Provision/(release) for credit losses	(6,504)	61,661	12,680	47,795	4,313	660,170	102,163	—	882,278
Total expenses	403,065	44,595	19,599	34,952	149,363	527,657	14,733	(12,937)	1,181,027
Income/(loss) before income taxes	(4,007)	(16,471)	34,540	(5,163)	(139,213)	328,942	(51,341)	3,161	150,448

Intersegment (expense)/revenue(1)	548	990	500	(2,109)	71	—	—	—	—
Total assets	21,293,161	11,734,670	15,552,072	12,555,445	33,091,504	36,797,775	—	—	131,024,627

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (As Restated) (continued)

For the Three- Month Period Ended	SHUSA Reportable Segments
March 31, 2015	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$204,714	$64,238	$65,320	$49,090	$15,714	$1,109,958	$113,936	$87	$1,623,057
Total non-interest income	156,268	11,658	7,835	15,971	23,713	327,479	59,303	(15,724)	586,503
Provision/(release) for credit losses	697	1,614	10,838	2,751	31,100	631,847	374,792	—	1,053,639
Total expenses	420,991	44,593	17,673	24,974	43,551	440,322	13,743	(13,676)	992,171
Income/(loss) before income taxes	(60,706)	29,689	44,644	37,336	(35,224)	365,268	(215,296)	(1,961)	163,750

Intersegment revenue/(expense)(1)	363	976	359	(2,325)	627	—	—	—	—
Total assets	22,394,925	15,497,925	14,037,580	11,763,672	25,602,484	34,119,945	—	—	123,416,531

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. RESTATEMENTS

Subsequent to the issuance of the Company's March 31, 2016 Consolidated Financial Statements, the Company identified errors in its historical financial statements, including for the three months ended March 31, 2016. Accordingly, the Company has restated the unaudited interim Condensed Consolidated Financial Statements as of and for the three-months ended March 31, 2016 to reflect the error corrections. The most significant errors originate from SC, a significant subsidiary of the Company.

Correction of Errors

•
The Company determined that its historical methodology for estimating its credit loss allowance for RICs held for investment was in error as it utilized the original contractual interest rate rather than the original effective interest rate as the discount rate applied to the expected cash flows to determine TDR impairment. ASC 310-40-35-12 requires that expected future cash flows be discounted using the original effective interest rate.

The Company has corrected the discount rate used in the determination of TDR impairment and has determined that the allowance was understated, and the net carrying balance of retail installment contracts held for investment accordingly overstated, by $72.8 million as of March 31, 2016 related to this methodology error. This error also impacted the provision for credit losses in the Consolidated Statements of Income and Comprehensive Income, as noted in the tables below, and related disclosures.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

(i) The Company previously had accreted discounts over the average life of the loan portfolio. However, Examples 3 and 4 in the implementation guidance to ASC 310-20, Receivables - Nonrefundable Fees and Other Costs, provide guidance on the projection of cash flows for a pool of loans and the treatment of actual and anticipated prepayments for determining the effective interest rate under the retrospective method. The guidance demonstrates an application that aligns with the aggregate life of the loan pool rather than the average life concept. Under the average life method, previously applied by the Company, anticipated prepayments shortened the life of the portfolio and maintained the portfolio monthly cash flow constant, (i.e., incorrectly accelerated the accretion of discount). Accordingly, management has determined that the use of the average life was in error.

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

The Company has corrected its accretion methodology and has determined that the various aspects had the following impacts as of March 31, 2016:

March 31, 2016
(in thousands)
Overstatement of loans held for investment	$143,909

(Under)/Overstatement of allowance (TDR impairment)	$31,100

This error also had the following impacts on the condensed consolidated statements of operations and comprehensive (loss)/income:

March 31, 2016
(in thousands)
Overstatement of Interest income - Loans	$(40,132)
Overstatement of Provision for credit losses	48,362
Understatement of Miscellaneous income	737
$8,967

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

•
The Company previously omitted the consideration of net discounts when estimating the allowance for credit losses for the non-TDR portfolio of retail installment contracts held for investment. ASC 310, Receivables, refers to the recorded investment in the loan as the appropriate accounting basis. Accordingly, management has determined that the omission of consideration of net discounts in the allowance was in error.

The Company has corrected its allowance methodology to take net unaccreted discounts into consideration, and has determined that the allowance was overstated, and the net carrying balance of retail installment contracts held for investment accordingly understated, by $94.9 million as of March 31, 2016, respectively, related to this methodology error. This error also impacted the provision for credit losses in the consolidated statements of income and comprehensive income, as noted in the tables below, and related disclosures.

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

•	Note 4 Loans and Allowance for Credit Losses

•	Note 5 Leased Vehicles

•	Note 6 Variable Interest Entities

•	Note 7 Goodwill and Other Intangibles

•	Note 8 Other Assets

•	Note 11 Derivatives

•	Note 12 Income Taxes

•	Note 13 Accumulated Other Comprehensive Income/(Loss)

•	Note 15 Related Party Transactions

•	Note 16 Fair Value

•	Note 17 Business Segment Information

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Balance Sheet as of March 31, 2016:

	As Reported(1)	Corrections	As Restated
	(in thousands)
Cash and cash equivalents	$6,647,408	$(43,960)	$6,603,448
Loans held-for-investment	81,213,607	(119,365)	81,094,242
Allowance for loan and lease losses	(3,533,940)	53,337	(3,480,603)
Net loans held-for-investment	77,679,667	(66,028)	77,613,639
Leased vehicles, net	8,980,530	(21,302)	8,959,228
Restricted cash	3,002,322	(78,719)	2,923,603
Other assets	2,168,999	135,726	2,304,725
Total assets	131,098,910	(74,283)	131,024,627
Accrued expenses and payables	1,686,311	(170,112)	1,516,199
Advance payments by borrowers for taxes and insurance	232,925	(1,818)	231,107
Deferred tax liabilities, net	443,082	29,490	472,572
Other liabilities	773,872	44,017	817,889
Total liabilities	111,356,941	(98,423)	111,258,518
Stockholder's equity
Common stock and paid-in-capital	14,704,909	11,942	14,716,851
Accumulated other comprehensive (loss)/ income	(42,359)	15,680	(26,679)
Retained earnings	2,376,115	(14,553)	2,361,562
Total SHUSA stockholder's equity	17,234,110	13,069	17,247,179
Noncontrolling interest	2,507,859	11,071	2,518,930
Total stockholder's equity	19,741,969	24,140	19,766,109
Total liabilities and stockholder's equity	$131,098,910	$(74,283)	$131,024,627

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2016 filed on May 13, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2016:

	As Reported(1)	Corrections	As Restated
	(in thousands)
Interest on loans	$1,899,185	$(40,132)	$1,859,053
Total interest income	2,009,636	(40,132)	1,969,504
Net interest income	1,656,184	(40,132)	1,616,052
Provision for credit losses	920,439	(38,161)	882,278
Net interest income after provision for credit losses	735,745	(1,971)	733,774
Consumer fees	123,682	785	124,467
Lease income	434,652	(13,132)	421,520
Miscellaneous income/expense	(50,294)	8,413	(41,881)
Total fees and other income	575,214	(3,934)	571,280
Total non-interest income	601,635	(3,934)	597,701
Compensation and benefits	366,119	2,000	368,119
Loan expense	99,995	(1,350)	98,645
Lease expense	293,779	(897)	292,882
Other administrative expenses	80,321	1,316	81,637
Total general and administrative expenses	1,108,205	1,069	1,109,274
Amortization of intangibles	35,238	(20,300)	14,938
Deposit insurance premiums and other expenses	22,235	1,623	23,858
Total other expenses	90,430	(18,677)	71,753
Income/(loss) before income taxes	138,745	11,703	150,448
Income tax provision/(benefit)	65,010	386	65,396
Net income/(loss) including noncontrolling interest	73,735	11,317	85,052
Less: net income/(loss) attributable to noncontrolling interest	61,895	9,380	71,275
Net income/(loss) attributable to SHUSA	$11,840	$1,937	$13,777

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2016 filed on May 13, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table reflects a summary of the impact of the corrections on the Company's Consolidated Statement of Comprehensive Income for the three-month period ended March 31, 2016:

	As Reported (1)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$73,735	$11,317	$85,052
Net unrealized (losses) on cash flow hedge derivative financial instruments, net of tax	(48,207)	15,680	(32,527)
Total other comprehensive income, net of tax	97,282	15,680	112,962
Comprehensive income	171,017	26,997	198,014
Net income attributable to noncontrolling interest	61,895	9,380	71,275
Comprehensive income attributable to SHUSA	$109,122	$17,617	$126,739

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2016 filed on May 13, 2016.

The following table reflects a summary of the impact of the corrections on the Company's Condensed Consolidated Statement of Stockholder's Equity for the three-month period ended March 31, 2016:

	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Non-controlling Interest	Total Stockholder's Equity
	As Reported(1)					Corrections					As Restated
	(in thousands)
Balance, Beginning of period	$14,717,625	$(139,641)	$2,367,925	$2,427,599	$19,568,953	$11,941	$—	$(16,490)	$17,371	$12,822	$14,729,566	$(139,641)	$2,351,435	$2,444,970	$19,581,775
Comprehensive loss attributable to SHUSA	—	97,282	11,840	15,680	109,122	—	15,680	1,937	(31,360)	17,617	—	112,962	13,777	(15,680)	126,739
Comprehensive income attributable to NCI	—	—	—	61,895	61,895	—	—	—	9,380	9,380	—	—	—	71,275	71,275
Impact of SC Stock Option	(13,112)	—	—	2,685	(10,427)	1	—	—	15,680	15,681	(13,111)	—	—	18,365	5,254
Balance, End of period	$14,704,909	$(42,359)	$2,376,115	$2,507,859	$19,741,969	$11,942	$15,680	$(14,553)	$11,071	$24,140	$14,716,851	$(26,679)	$2,361,562	$2,518,930	$19,766,109

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2016 filed on May 13, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. RESTATEMENTS (continued)

The following table summarizes the impact of the corrections on the Company's Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2016:

	As Reported (1)	Corrections	As Restated
	(in thousands)
Net income including noncontrolling interest	$73,735	$11,317	$85,052
Provision for credit losses	920,439	(38,161)	882,278
Deferred tax expense	53,474	384	53,858
Depreciation, amortization and accretion	186,238	26,592	212,830
Net loss/(gain) on sale of loans	74,000	(4,095)	69,905
Stock-based compensation	4,723	13,884	18,607
Net change in other assets and bank-owned life insurance	(122,411)	(58,594)	(181,005)
Net change in other liabilities	102,639	(37,618)	65,021
Net cash provided by operating activities	835,985	(86,291)	749,694

Net change in restricted cash	(577,163)	78,719	(498,444)
Proceeds from the sale and termination of leased vehicles	483,353	(2,749)	480,604
Net cash used in investing activities	(2,259,851)	75,970	(2,183,881)

Net proceeds from long-term borrowings	13,305,671	67,599	13,373,270
Repayments of long-term borrowings	(10,683,801)	(67,599)	(10,751,400)
Net change in advance payments by borrowers for taxes and insurance	59,995	(25)	59,970
Proceeds from the issuance of common stock	765	(508)	257
Net cash provided by financing activities	3,046,126	(533)	3,045,593

Net change in cash and cash equivalents	1,622,260	(10,854)	1,611,406
Cash and cash equivalents, beginning of period	5,025,148	(33,106)	4,992,042
Cash and cash equivalents, end of period	$6,647,408	$(43,960)	$6,603,448

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2016 filed on May 13, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act (the "ECOA")(which prohibits creditors from discriminating against applicants on the basis of race, color, religion or other factors), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Service members Civil Relief Act (which provides certain protections for individuals on active duty in the military), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act (which contains certain requirements relating to the mortgage settlement process), the Expedited Funds Availability Act (which establishes the maximum permissible hold periods for checks and other deposits and the disclosure requirements for funds availability), the Credit Card Accountability, Responsibility and Disclosure Act (which established fair practices relating to the extension of credit under open-end consumer credit plans), and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of debit cards, ATMs and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the FRB for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

DFA

The DFA, enacted on July 21 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and need for government intervention in the financial services sector during the financial crisis. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the financial services industry , including significantly enhanced regulation. The enhanced regulation has involved and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings.

More specifically, the DFA imposes enhanced prudential standards ("EPS") on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions” or “SIFIs” ), including the Company, and requires the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. Santander's compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule. On March 31, 2016, the Company's Chief Executive Officer , on behalf of Santander, provided an attestation to the federal agencies responsible for administering the rule that the compliance program requirements applicable to Santander’s U.S. operations under the Volcker Rule were met by July 21, 2015.

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

As of March 31, 2016, the Bank's and the Company's CET1 ratios under Basel III, on a fully phased-in basis under the standardized approach, were 13.55% and 11.19%, respectively. Under the transitions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach, were 13.92% and 11.88%, respectively. The calculation of the CET1 ratio under both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its legal counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. The Company believes that, as of March 31, 2016, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company.

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

Total Loss Absorbing Capacity

On October 30, 2015 the Federal Reserve released a notice of proposed rule-making on total loss absorbing capacity ("TLAC"), long-term debt ("LTD"), and clean holding company requirements for systemically important U.S. BHCs and intermediate holding companies ("IHCs") of systemically important foreign banking organizations ("FBOs"). The Company, as the IHC for Santander in the U.S., will be subject to these requirements.

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

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to its U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander will transfer substantially all its U.S. bank and non-bank subsidiaries currently outside of the Company to the Company, which will become an IHC. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. As permitted by the Final Rule, the IHC will be formed, with all but up to 10% of non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

As discussed further in Note 18 of the Notes to the unaudited condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited condensed consolidated financial statements for the quarter ended March 31, 2016 and 2015. The following discussion has been updated to reflect the effects of the restatement.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

	Three-Month Period Ended March 31,
	2016	2015
	As Restated
	(in thousands)
Net interest income	$1,616,052	$1,623,057
Provision for credit losses	(882,278)	(1,053,639)
Total non-interest income	597,701	586,503
General and administrative expenses	(1,109,274)	(959,507)
Other expenses	(71,753)	(32,664)
Income before income taxes	150,448	163,750
Income tax provision	(65,396)	(36,909)
Net income(1)	$85,052	$126,841
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax income of $150.4 million for the three-month period ended March 31, 2016, compared to pretax income of $163.8 million for the three-month period ended March 31, 2015. Factors contributing to these changes were as follows:

•
Net interest income decreased $7.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This decrease was primarily due to an increase in interest expense on borrowed funds in three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015.

•
The provision for credit losses decreased $171.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease was primarily due to activity in the RIC and auto loan portfolio and the related provisions for these portfolios.

•
Total non-interest income increased $11.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to increases in lease income and consumer fees.

•
Total general and administrative expenses increased $149.8 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to increases in lease expense and compensation and benefits.

•	Other expenses increased $39.1 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to a loss on debt extinguishment.

•
The income tax provision increased $28.5 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was due to a higher effective tax rate. Refer to Note 12 of these condensed consolidated financial statements for additional information.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015
	2016 (1)			2015 (1)
	Average Balance	Interest Income	Yield/ Rate	Average Balance	Interest Income	Yield/ Rate
	As Restated
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,292,454	$110,451	1.72%	$18,693,857	$98,247	2.27%
LOANS(2):
Commercial loans	31,749,767	248,101	3.17%	28,359,319	220,536	3.16%
Multi-family	9,344,353	83,942	3.60%	8,575,214	89,305	4.17%
Consumer loans:
Residential mortgages	6,405,010	62,361	3.89%	6,910,227	69,571	4.03%
Home equity loans and lines of credit	6,134,034	55,288	3.61%	6,194,836	54,503	3.52%
Total consumer loans secured by real estate	12,539,044	117,649	3.75%	13,105,063	124,074	3.79%
Retail installment contracts and auto loans	26,056,702	1,227,882	18.85%	23,103,356	1,159,277	20.07%
Personal unsecured	2,134,911	158,916	29.77%	2,712,367	181,057	26.70%
Other consumer(3)	1,004,955	22,563	8.98%	1,273,457	29,429	9.24%
Total consumer	41,735,612	1,527,010	14.64%	40,194,243	1,493,837	14.87%
Total loans	82,829,732	1,859,053	9.00%	77,128,776	1,803,678	9.37%
Allowance for loan losses (4)	(3,247,634)	—	—%	(1,811,274)	—	—%
NET LOANS	79,582,098	1,859,053	9.36%	75,317,502	1,803,678	9.60%
Intercompany investments	14,640	225	6.16%	14,640	221	6.03%
TOTAL EARNING ASSETS	105,889,192	1,969,729	7.46%	94,025,999	1,902,146	8.14%
Other assets(5)	22,914,860			25,150,847
TOTAL ASSETS	$128,804,052			$119,176,846
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,794,180	$14,463	0.54%	$11,596,473	$12,840	0.44%
Savings	4,012,265	1,020	0.10%	3,903,245	1,202	0.12%
Money market	24,369,473	32,456	0.53%	22,056,441	30,355	0.55%
Certificates of deposit	9,013,589	20,861	0.93%	8,185,116	18,996	0.93%
TOTAL INTEREST BEARING DEPOSITS	48,189,507	68,800	0.57%	45,741,275	63,393	0.55%
BORROWED FUNDS:
FHLB advances	12,998,187	48,492	1.49%	7,157,556	43,382	2.42%
Federal funds and repurchase agreements	1,099	1	0.36%	24,722	8	0.13%
Other borrowings	36,435,659	236,159	2.59%	31,894,131	172,085	2.16%
TOTAL BORROWED FUNDS (6)	49,434,945	284,652	2.30%	39,076,409	215,475	2.21%
TOTAL INTEREST BEARING FUNDING LIABILITIES	97,624,452	353,452	1.45%	84,817,684	278,868	1.32%
Noninterest bearing demand deposits	8,412,743			7,943,049
Other liabilities(7)	3,030,349			3,468,082
TOTAL LIABILITIES	109,067,544			96,228,815
STOCKHOLDER’S EQUITY	19,736,508			22,948,031
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$128,804,052			$119,176,846
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,616,052			$1,623,057
NET INTEREST SPREAD (8)			6.01%			6.82%
NET INTEREST MARGIN (9)			6.13%			6.95%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,
	2016	2015
	As Restated
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$8,725	$1,762
Investments available-for-sale	92,653	77,417
Other investments	9,073	19,068
Total interest income on investment securities and interest-earning deposits	110,451	98,247
Interest on loans	1,859,053	1,803,678
Total Interest Income	1,969,504	1,901,925
INTEREST EXPENSE:
Deposits and customer accounts	68,800	63,393
Borrowings and other debt obligations	284,652	215,475
Total Interest Expense	353,452	278,868
NET INTEREST INCOME	$1,616,052	$1,623,057

Net interest income decreased $7.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This was primarily due to an increase in interest expense on borrowed funds in the three-month period ended March 31, 2016 compared to the three-month period ended March 31, 2015, offset by interest income earned on continued growth in the RIC and auto loan portfolio.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $12.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2016 was $26.3 billion with an average yield of 1.72%, compared to an average balance of $18.7 billion with an average yield of 2.27% for the corresponding period in 2015. Overall, the increase in interest income on investment securities was primarily attributable to an increase of $25.7 million in collateralized mortgage obligations ("CMOs") for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. This was offset by a $10.0 million decrease in dividends on Federal Home Loan Bank ("FHLB") stock for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The yield decrease was primarily due to a change in yield of FHLB stock from 10.36% for the three-month period ended March 31, 2015 to 3.75% for the three-month period ended March 31, 2016.

Interest Income on Loans

Interest income on loans increased $55.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase in interest income on loans was primarily due to the growth in originations of the RIC and auto loans and unsecured loan portfolios. Interest income on the RIC and auto loans portfolio increased $68.6 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. This was offset by a decrease in interest on residential mortgage loans of $7.2 million for the three-month period ended March 31, 2016.

The average balance of total loans was $82.8 billion with an average yield of 9.00% for the three-month period ended March 31, 2016, compared to $77.1 billion with an average yield of 9.37% for the corresponding period in 2015. The increase in the average balance of total loans of $5.7 billion was primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increase, was $26.1 billion with an average yield of 18.85% for the three-month period ended March 31, 2016, compared to $23.1 billion with an average yield of 20.07% for the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $5.4 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The average balance of total interest-bearing deposits was $48.2 billion with an average cost of 0.57% for the three-month period ended March 31, 2016, compared to an average balance of $45.7 billion with an average cost of 0.55% for the corresponding period in 2015. The increase in interest expense on deposits and customer-related accounts during the three-month period ended March 31, 2016 was primarily due to the increase in the volume of deposit accounts, along with an increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $69.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase in interest expense on borrowed funds was due to a $10.4 billion increase in total average borrowings for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase was primarily due to $3.6 billion of new debt issued by the Holding Company, an increase of $3.2 billion in FHLB advances by the Bank, and net $1.7 billion of SC securitization activity from March 31, 2015 to March 31, 2016. The average balance of total borrowings was $49.4 billion with an average cost of 2.30% for the three-month period ended March 31, 2016, compared to an average balance of $39.1 billion with an average cost of 2.21% for the corresponding period in 2015.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2016 was $882.3 million, compared to $1.1 billion for the corresponding period in 2015. The activity for the three-month period ended March 31, 2016 is primarily related to RIC and auto loan activity.

	Three-Month Period Ended March 31,
	2016	2015
	(As Restated)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$3,160,711	$1,701,602
Charge-offs:
Commercial	(40,315)	(19,339)
Consumer	(1,129,413)	(942,975)
Total charge-offs	(1,169,728)	(962,314)
Recoveries:
Commercial	25,414	5,999
Consumer	606,539	504,478
Total recoveries	631,953	510,477
Charge-offs, net of recoveries	(537,775)	(451,837)
Provision for loan and lease losses (1)	857,667	1,058,639
Other(2):
Consumer	—	(27,117)
Allowance for loan and lease losses, end of period	$3,480,603	$2,281,287

Reserve for unfunded lending commitments, beginning of period	$147,397	$132,641
Provision for unfunded lending commitments (1)	24,611	(5,000)
Reserve for unfunded lending commitments, end of period	172,008	127,641
Total allowance for credit losses ("ACL"), end of period	$3,652,611	$2,408,928

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The ratio of net loan charge-offs to average total loans was 0.6% for the three-month period ended March 31, 2016, compared to 0.6% for the corresponding period in 2015.

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

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were approximately 0.04% for the three-month period ended March 31, 2016 and March 31, 2015.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
	(As Restated)
	(in thousands)
Consumer fees	$124,467	$100,704	$23,763	23.6%
Commercial fees	41,294	42,685	(1,391)	(3.3)%
Mortgage banking income, net	16,344	17,863	(1,519)	(8.5)%
Equity method investments loss, net	(4,192)	(7,133)	2,941	(41.2)%
Bank-owned life insurance	13,728	12,956	772	6.0%
Lease income	421,520	313,331	108,189	34.5%
Miscellaneous income	(41,881)	96,540	(138,421)	(143.4)%
Net gain recognized in earnings	26,421	9,557	16,864	176.5%
Total non-interest income	$597,701	$586,503	$11,198	1.9%

Total non-interest income increased $11.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase for the three-month period ended March 31, 2016 was primarily due to the gain on lease income related to the growth in the lease portfolio as well as an increase in consumer fees related to loan servicing income, offset by a decrease in miscellaneous income attributable to the first quarter markdown to fair value on personal unsecured LHFS.

Consumer Fees

Consumer fees increased $23.8 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The increase was primarily due to the $19.1 million increase in loan servicing income, which is largely attributable to the Company's growing RIC and auto loan serviced for others portfolio.

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

Net gains on sales of multifamily mortgage loans decreased $4.5 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease was primarily due to a $0.4 million release in the FNMA recourse reserve for the three-month period ended March 31, 2016 compared to $5.0 million for the three-month period ended March 31, 2015.

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

At March 31, 2016 and December 31, 2015, the Company serviced loans with a principal balance of $543.7 million and $552.1 million, respectively, for FNMA. These loans had a credit loss exposure of $34.4 million as of both March 31, 2016 and December 31, 2015, and losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

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

Net gains/(losses) from changes in MSR fair value resulted in a loss of $14.4 million for the three-month period ended March 31, 2016, compared to a loss of $7.0 million for the corresponding period in 2015. The carrying value of the related MSRs at March 31, 2016 and December 31, 2015 were $130.7 million and $147.2 million, respectively. The MSR asset fair value changes for the three-month period ended March 31, 2016 was the result of decreases in interest rates.

The Company recognized $5.7 million of principal reductions for the three-month period ended March 31, 2016, compared to $6.1 million for the corresponding period in 2015. This decrease was due to continued decreases in prepayments and mortgage refinancing.

Equity method investments loss, net

Equity method investments loss, net consists of income and losses on investments in unconsolidated entities and joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. These include investments in community reinvestment projects and entities which own wind power generating projects. Equity method investments loss, net decreased $2.9 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015.

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

Lease income

Lease income increased $108.2 million, on an average leased vehicle portfolio balance of $8.7 billion for the three-month period ended March 31, 2016, compared to an average balance of $7.0 billion for the corresponding period in 2015. This increase was the result of the Company's efforts to grow the lease portfolio.

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

Miscellaneous Income

Miscellaneous income decreased $138.4 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease for the three-month period ended March 31, 2016 was primarily due to a $64.2 million mark down of the fair value associated with the personal unsecured LHFS. For further discussion please see Note 16.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
	(As Restated)
	(in thousands)
Compensation and benefits	$368,119	$319,101	$49,018	15.4%
Occupancy and equipment expenses	133,673	129,166	4,507	3.5%
Technology expense	44,816	42,089	2,727	6.5%
Outside services	70,220	48,399	21,821	45.1%
Marketing expense	19,282	14,341	4,941	34.5%
Loan expense	98,645	93,797	4,848	5.2%
Lease expense	292,882	240,948	51,934	21.6%
Other administrative expenses	81,637	71,666	9,971	13.9%
Total general and administrative expenses	$1,109,274	$959,507	$149,767	15.6%

Total general and administrative expenses increased $149.8 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $49.0 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. The primary driver of this increase was the Company's headcount, in particular within its consumer finance subsidiary.

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

•
Loan expense increased $4.8 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. This increase was primarily due to a $14.6 million increase in loan collection expenses largely associated with the growing RIC and auto loan portfolio. The increase was offset by a decrease of $6.9 million in loan servicing expenses and a decrease of $2.8 million in loan origination expense.

•
Lease expense increased $51.9 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with this portfolio.

As disclosed within Note 1 to the Condensed Consolidated Financial Statements, during the year 2015, the Company re-classified subvention payments from an addition to Lease income to a reduction to Lease expense in the Condensed Consolidated Statements of Operations for all periods presented.

•
Other administrative expenses increased $10.0 million for the three-month period ended March 31, 2016 from the corresponding period in 2015. The increase is due to a $7.1 million increase in the accrual for open regulatory and government matters that accounted for approximately 70.9% of the increase.

OTHER EXPENSES

	Three-Month Period Ended March 31,		Change
	2016	2015	Dollar	Percentage
	As Restated
	(in thousands)
Amortization of intangibles	$14,938	$16,806	$(1,868)	(11.1)%
Deposit insurance premiums and other expenses	23,858	15,809	8,049	50.9%
Loss on debt extinguishment	32,872	—	32,872	100%
Investment expense on affordable housing projects	85	49	36	73.5%
Total other expenses	$71,753	$32,664	$39,089	119.7%

Total other expenses increased $39.1 million for the three-month period ended March 31, 2016 compared to the corresponding period in 2015. The primary factors contributing to the increase were:

Amortization of intangibles decreased $1.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The decrease was primarily due to a decrease in amortization of core deposit intangibles.

Deposit insurance premiums and other expenses increased $8.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase was primarily driven by an increase in other expenses attributable to a loss on sale of unfunded commitments to an unconsolidated related party of $7.9 million for the three-month period ended March 31, 2016.

There was $32.9 million of losses on debt extinguishment during the three-month period ended March 31, 2016, compared to no losses for the three-month period ended March 31, 2015. This expense was primarily related to early termination fees incurred by the Company in association with the 2016 termination of legacy FHLB advances.

The Company incurred an investment expense on affordable housing projects of $85.0 thousand for the three-month period ended March 31, 2016, compared to $49.0 thousand for the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax provision of $65.4 million was recorded for the three-month period ended March 31, 2016, compared to $36.9 million for the corresponding period in 2015. This resulted in an effective tax rate of 43.5% for the three-month period ended March 31, 2016, compared to 22.5% for the corresponding period in 2015.

The Company recognized a discrete income tax provision of $3.1 million for the three-month period ended March 31, 2016 and a discrete income tax benefit of $22.0 million for the three-month period ended March 31, 2015, which resulted in the higher effective tax rate for the three-month period ended March 31, 2016.

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

Results Summary

Consumer and Business Banking

Net interest income increased $13.7 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The average balance of the Consumer and Business Banking segment's gross loans was $16.9 billion for the three-month period ended March 31, 2016, compared to $17.6 billion for the corresponding period in 2015. The average balance of deposits was $40.3 billion for the three-month period ended March 31, 2016, compared to $39.1 billion for the corresponding period in 2015, primarily driven by growth in money market accounts. Total non-interest income increased $17.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The provision for credit losses decreased $7.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total expenses decreased $17.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Total assets for the three-month period ended March 31, 2016 were $21.3 billion, compared to $22.4 billion for the corresponding period in 2015. This decrease was primarily driven by a decrease within the mortgage loan portfolio.

Commercial Banking

Net interest income increased $12.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total average gross loans were $11.4 billion for the three-month period ended March 31, 2016, compared to $10.0 billion for the corresponding period in 2015. Total non-interest income increased $0.9 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. The provision for credit losses increased $60.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015 driven by reserves for the energy finance business line. Total expenses remained flat for the three-month period ended 2016, compared to the corresponding period in 2015.

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

Other

Net interest income decreased $37.1 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total non-interest income increased $12.2 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. There was a provision for credit losses of $4.3 million for the three-month period ended March 31, 2016, compared to $31.1 million for the corresponding period in 2015. Total expenses increased $105.8 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015.

Total assets were $33.1 billion for the three-month period ended March 31, 2016, compared to $25.6 billion for the corresponding period in 2015.

SC

Net interest income increased $53.6 million for the three-month period ended March 31, 2016, compared to the corresponding period of 2015. Total non-interest income increased $25.7 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. This increase in income was primarily attributable to increases in loans and leased vehicles during the year. The provision for credit losses increased $28.3 million for the three-month period ended March 31, 2016, compared to the corresponding period in 2015. Total expenses increased $87.3 million during the three-month period ended March 31, 2016, compared to the corresponding period in 2015, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Total assets were $36.8 billion for the three-month period ended March 31, 2016, compared to $34.1 billion for the corresponding period of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
	As Restated
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$9,315,291	11.1%	$8,722,917	10.6%	$8,799,757	11.0%
Commercial and industrial loans and other commercial	23,076,343	27.5%	22,550,739	27.3%	20,982,655	26.3%
Multifamily	9,330,482	11.2%	9,438,463	11.4%	8,552,911	10.7%
Total Commercial Loans	41,722,116	49.8%	40,712,119	49.3%	38,335,323	48.0%
Consumer loans secured by real estate:
Residential mortgages	6,439,118	7.7%	6,467,755	7.8%	7,014,276	8.8%
Home equity loans and lines of credit	6,103,844	7.3%	6,151,232	7.5%	6,176,299	7.7%
Total consumer loans secured by real estate	12,542,962	15.0%	12,618,987	15.3%	13,190,575	16.5%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	26,727,331	32.0%	25,553,507	31.0%	24,341,530	30.5%
Personal unsecured loans	1,672,148	2.0%	2,639,881	3.2%	2,696,815	3.4%
Other consumer	973,026	1.2%	1,032,580	1.2%	1,236,612	1.6%
Total Consumer Loans	41,915,467	50.2%	41,844,955	50.7%	41,465,532	52.0%
Total Loans	$83,637,583	100.0%	$82,557,074	100.0%	$79,800,855	100.0%
Total Loans with:
Fixed	$49,071,437	58.7%	$48,871,915	59.2%	$48,155,051	60.3%
Variable	34,566,146	41.3%	33,685,159	40.8%	31,645,804	39.7%
Total Loans	$83,637,583	100.0%	$82,557,074	100.0%	$79,800,855	100.0%
(1) Includes LHFS

Commercial

Commercial loans (excluding multifamily loans) increased approximately $1.1 billion, or 3.6%, from December 31, 2015 to March 31, 2016, and increased $2.6 billion, or 8.8%, from March 31, 2015 to March 31, 2016. The increases from December 31, 2015 to March 31, 2016 were primarily due to organic growth in commercial real estate of $582.0 million, CEVF of $63.0 million, middle market of $167.0 million, mortgage warehouse of $107.0 million, and dealer floorplan of $104.0 million. The increase from March 31, 2015 to March 31, 2016 was primarily due to organic growth in commercial real estate of $519.0 million, commercial and industrial of $1.3 billion, and other commercial of $592.0 million.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the contractual maturity of the Company’s commercial loans at March 31, 2016:

	AT MARCH 31, 2016, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$1,988,423	$5,551,131	$1,775,737	$9,315,291
Commercial and industrial loans	8,747,133	11,756,123	2,573,087	23,076,343
Multifamily loans	883,706	6,582,071	1,864,705	9,330,482
Total	$11,619,262	$23,889,325	$6,213,529	$41,722,116
Loans with:				—
Fixed rates	$2,188,999	$9,383,716	$2,672,657	$14,245,372
Variable rates	9,430,263	14,505,609	3,540,872	27,476,744
Total	$11,619,262	$23,889,325	$6,213,529	$41,722,116

(1) Includes LHFS.

Consumer

Consumer loans secured by real estate decreased $76.0 million, or 0.6%, from December 31, 2015 to March 31, 2016, and decreased $647.6 million, or 4.9%, from March 31, 2015 to March 31, 2016. The primary drivers of the decrease from December 31, 2015 to March 31, 2016 were related to the Residential Mortgage portfolio, specifically loan sales of $374.0 million and runoff of $246.0 million exceeding originations of $591.0 million. The primary drivers of the decrease from March 31, 2015 to March 31, 2016 were related to the Residential Mortgage portfolio, specifically loan sales of $2.5 billion and runoff of $1.1 billion exceeding originations of $3.1 billion.

The consumer loan portfolio not secured by real estate increased $146.5 million, or 0.5%, from December 31, 2015 to March 31, 2016, and increased $1.1 billion, or 3.9%, from March 31, 2015 to March 31, 2016. The increase from December 31, 2015 was primarily due to originations in the RIC and auto loan portfolio of $4.7 billion and growth in the RIC and auto LHFS portfolio of $439.7 million. This growth was offset by RIC and auto loan portfolio paydowns and charge-off activity of $3.2 billion, as well as normal purchase accounting activity. Sales of $1.7 billion occurred during the three-month period ended March 31, 2016, of which $869.3 million was related to the personal unsecured loans portfolio sold, with the balance of sales related to the RIC and auto loan portfolio. The increase from March 31, 2015 to March 31, 2016 was primarily due to originations of $22.4 billion. The growth was offset by loan sales of $9.4 billion, paydowns activity of $10.7 billion, and purchase accounting activity.

As of March 31, 2016, 70.7% of the Company's RIC and auto loan portfolio was nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans, nonetheless, will experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ("DTI") ratio, loan-to-value ("LTV") ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

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

	March 31, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans		Retail installment contracts and auto loans
	Standard file(3)	Non-Standard file(4)	Standard file(3)	Non-Standard file(4)

No FICOs(1)	17.4%	65.1%	19.2%	64.5%
<600	53.7%	20.8%	52.3%	21.3%
600-639	17.0%	6.6%	16.7%	6.7%
>=640	11.9%	7.5%	11.8%	7.5%
Total	100.0%	100.0%	100.0%	100.0%

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

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RIC incurred as of the balance sheet date. As of March 31, 2016, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. In connection with this review, on October 9, 2015, SC delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, it completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of approximately $869.3 million as of March 31, 2016.

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
	As Restated
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$158,400	$113,178
Commercial and industrial loans and other commercial	252,422	88,727
Multifamily	4,855	9,162
Total commercial loans	415,677	211,067
Consumer:
Residential mortgages	168,212	173,780
Consumer loans secured by real estate	123,883	127,171
Retail Installment Contracts and auto loans	803,798	1,119,061
Other consumer	16,874	24,020
Total consumer loans	1,112,767	1,444,032

Total non-accrual loans	1,528,444	1,655,099

Other real estate owned	36,981	38,959
Repossessed vehicles	188,744	172,375
Other repossessed assets	1,821	374
Total other real estate owned and other repossessed assets	227,546	211,708
Total non-performing assets	$1,755,990	$1,866,807

Past due 90 days or more as to interest or principal and accruing interest	$72,878	$79,729
Annualized net loan charge-offs to average loans (2)	2.6%	2.3%
Non-performing assets as a percentage of total assets	1.3%	1.5%
NPLs as a percentage of total loans	1.8%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.1%	2.3%
ACL as a percentage of total non-performing assets (1)	208.0%	177.2%
ACL as a percentage of total NPLs (1)	239.0%	199.9%

(1)	The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the period ended March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

No commercial loans were 90 days or more past due and still accruing interest as of March 31, 2016. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $132.9 million and $56.6 million at March 31, 2016 and December 31, 2015, respectively. Potential problem consumer loans amounted to $2.9 billion and $3.7 billion at March 31, 2016 and December 31, 2015, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets decreased during the period, to $1.8 billion, or 1.3% of total assets, at March 31, 2016, compared to $1.9 billion, or 1.5% of total assets, at December 31, 2015, primarily attributable to a decrease in NPLs in the RIC and auto loan portfolio, offset by an increase in the commercial loans portfolio.

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

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016		December 31, 2015
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$168,212	$123,883	$173,780	$127,171
Total loans	$6,439,118	$6,103,844	$6,467,755	$6,151,232
NPLs as a percentage of total loans	2.6%	2.0%	2.7%	2.1%
NPLs in foreclosure status	21.2%	24.1%	43.3%	23.5%

(1) Includes LHFS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NPLs in the RIC and auto loan portfolio decreased $315.3 million from December 31, 2015 to March 31, 2016. At March 31, 2016, the non-performing RIC and auto loans accounted for 3.0% of total RIC and auto loans, compared to 4.4% of total RIC and auto loans at December 31, 2015. The decrease was primarily attributable to seasonality in the RIC and auto loan portfolio where delinquencies tend to be highest during the holiday months of November-January. NPLs in the other consumer loan portfolio decreased $7.1 million from December 31, 2015 to March 31, 2016. At March 31, 2016 , the non-performing other consumer loans accounted for 0.6% of total other consumer loans, compared to 0.7% of total other consumer loans at December 31, 2015.

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

The following table summarizes TDRs at the dates indicated:

	March 31, 2016	December 31, 2015
	As Restated
	(in thousands)
Performing
Commercial	$167,765	$127,989
Residential mortgage	136,793	134,356
Retail installment contracts and auto loan	3,761,656	3,434,412
Other consumer	112,034	100,474
Total performing	4,178,248	3,797,231
Non-performing
Commercial	85,745	66,042
Residential mortgage	63,733	66,573
Retail installment contracts and auto loan	312,642	421,356
Other consumer	47,472	48,344
Total non-performing	509,592	602,315
Total	$4,687,840	$4,399,546

Performing TDRs totaled $4.2 billion at March 31, 2016, an increase of $381.0 million compared to December 31, 2015. Non-performing TDRs totaled $509.6 million at March 31, 2016, a decrease of $92.7 million compared to December 31, 2015. The following table provides a summary of TDR activity:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended March 31, 2016		Three-Month Period Ended March 31, 2015
	Retail installment contracts and auto loan	All other loans(1)(2)	Retail installment contracts and auto loan	All other loans(1)(2)
	As Restated
	(in thousands)
TDRs, beginning of period(1)	$3,866,235	$530,992	$1,840,970	$526,966
New TDRs	724,691	89,157	1,089,823	39,751
Charged-Off TDRs	(364,153)	(4,240)	(185,762)	(7,570)
Sold TDRs	2,203	—	126	—
Payments on TDRs	(154,677)	(21,771)	(88,508)	(47,418)
TDRs, end of period(2)	$4,074,299	$594,137	$2,656.649	$511.729

(1) Excludes $12.9 million and $16.7 million of SC personal unsecured loans at December 31, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $19.5 million and $17.2 million of SC personal unsecured loans at March 31, 2016 and 2015, respectively, which were reclassified to LHFS during the third quarter of 2015.

Commercial

Performing commercial TDRs increased from $128.0 million, or 66.0% of total commercial TDRs at December 31, 2015 to $167.8 million, or 66.2% of total commercial TDRs at March 31, 2016. Approximately $60.0 million, or 84% of the increase, is attributable to two obligor relationships.

Residential Mortgages

Performing residential mortgage TDRs increased from $134.4 million, or 66.9% of total residential mortgage TDRs at December 31, 2015 to $136.8 million, or 68.2% of total residential TDRs at March 31, 2016.

RIC

The RIC and auto loan portfolio is primarily comprised of nonprime loans (70.7% at March 31, 2016) which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 15.1% of the Company’s total RIC and auto loan portfolio at December 31, 2015 and 15.3% at March 31, 2016. Loan portfolios acquired as part of a business combination like the Change in Control cannot be designated as TDRs under U.S. GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay-off or charge-off.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from $100.5 million, or 67.5% of total other consumer loan TDRs at December 31, 2015 to $112.0 million, or 70.2% of total other consumer loan TDRs at March 31, 2016. Approximately $6.7 million, or 78% of the increase, is attributable to the personal unsecured loan portfolio at SC. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

Delinquencies

At March 31, 2016 and December 31, 2015, the Company's delinquencies consisted of the following:

	March 31, 2016					December 31, 2015
	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total
	As Restated
	(in thousands)
Total Delinquencies	$367,143	$2,884,405	$215,385	$222,327	$3,689,260	$390,714	$3,713,852	$236,667	$159,011	$4,500,244
Total Loans(1)	$12,542,962	$26,727,331	$2,645,174	$41,722,116	$83,637,583	$12,618,987	$25,553,507	$3,672,461	$40,712,119	$82,557,074
Delinquencies as a % of Loans	2.9%	10.8%	8.1%	0.5%	4.4%	3.1%	14.5%	6.4%	0.4%	5.5%

(1) Includes LHFS

Overall, total delinquencies have decreased by $811.0 million or 18.0% from December 31, 2015 to March 31, 2016. Consumer loans secured by real estate delinquencies have decreased $23.6 million primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies have decreased $829.4 million and $21.3 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio where delinquencies tend to be highest during the holiday months of November-January. Commercial delinquencies have increased $63.3 million primarily due to two obligor relationships.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total loans held-for-investment at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	As Restated
	(dollars in thousands)
Allocated allowance:
Commercial loans	$531,850	51.5%	$435,717	51.2%
Consumer loans	2,903,425	48.5%	2,679,666	48.8%
Unallocated allowance	45,328	n/a	45,328	n/a
Total allowance for loan and lease losses	3,480,603	100.0%	3,160,711	100.0%
Reserve for unfunded lending commitments	172,008		147,397
Total allowance for credit losses	$3,652,611		$3,308,108

General

The ACL increased $344.5 million from December 31, 2015 to March 31, 2016. The increase in the overall ACL was primarily attributable to activity in SC's RIC and auto loan portfolio and the lower of cost or fair value adjustments for new originations of the personal unsecured loan portfolio.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquencies and NPLs, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

Generally, loans that are originated by the Company and held for investment are carried at amortized cost, net of ALLL, which includes the estimate of any related net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

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

The portion of the ALLL related to the commercial portfolio was $531.9 million at March 31, 2016 (1.3% of commercial loans held-for-investment) and $435.7 million at December 31, 2015 (1.1% of commercial loans held-for-investment). The primary factor resulting in the increased ACL allocated to the commercial portfolio is, in part, due to current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves in relation to this portfolio during the quarter.

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

The allowance for consumer loans was $2.9 billion and $2.7 billion at March 31, 2016 and December 31, 2015, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.4% at March 31, 2016 and 6.9% at December 31, 2015. The increase in the allowance for consumer loans is primarily attributable to SC's RIC and auto loan portfolio. Specifically, the RIC and auto loan portfolio experienced TDR migration and portfolio growth increases to the allowance of $40.0 million and $144.6 million, respectively.

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

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair valuation of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to SC's share price, which declined during the quarter, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, and the Company recorded an impairment of $4.5 billion. At March 31, 2016 there was $1.0 billion of goodwill allocated to the SC reporting unit.

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $472.6 million at March 31, 2016 and $353.4 million at December 31, 2015. The $119.2 million increase for the three-month period ended March 31, 2016 was primarily due to a $62.5 million decrease in the deferred tax asset for unrealized gains and losses included in other comprehensive income; a $77.7 million decrease in deferred tax assets related to net operating loss carryforwards and tax credits; a $56.1.0 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions, a $20.5 million increase in net deferred tax liabilities related to other temporary differences, partially offset by a $43.1 million increase in the deferred tax assets established for the ALLL and a $54.5 million increase in the deferred tax asset established for SC loans mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

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

OTHER ASSETS

Other assets at March 31, 2016 were $2.3 billion, compared to $1.9 billion at December 31, 2015. The increase in other assets was primarily due to activity in derivative assets and miscellaneous assets and receivables, offset by a decrease in MSRs.

Derivative assets increased $126.6 million, primarily related to an increase in capital market trading due to fluctuations in the mark-to-market valuations.

Miscellaneous assets and receivables increased $278.0 million, primarily due to $182.2 million of unsettled investment sales at March 31, 2016 that did not settle until the second quarter of 2016.

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

Interest-bearing deposit accounts decreased $449.2 million, or 4.4%, primarily due to the shift in deposits to money market accounts and CDs. The Company continues to focus its efforts on attracting and increasing lower-cost deposits, however, the cost of deposits increased from 0.55% for the first quarter of 2015 to 0.57% for the first quarter of 2016.

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

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued interest	$139,001	$126,771
Accrued federal/foreign/state tax credits	188,131	189,684
Deposits payable	106,485	105,530
Expense accruals	478,238	452,509
Payroll/tax benefits payable	250,232	337,502
Accounts payable	104,855	154,400
Miscellaneous payable	249,257	299,890
Total accrued expenses	$1,516,199	$1,666,286

Accrued expenses decreased $150.1 million, or 9.0%, from December 31, 2015 to March 31, 2016. The decrease in accrued expenses was primarily due to the decrease in payroll and tax benefits payable of $87.3 million, which was related to a $56.1 million decrease in accrued incentive compensation paid out during the first quarter. In addition, there was a decrease in miscellaneous payable of $50.6 million from December 31, 2015 to March 31, 2016 primarily due to a liability recorded at year end related to the purchase price of SDART 2011-3 which was settled during the first quarter of 2016.

Other Liabilities

	March 31, 2016	December 31, 2015
	(in thousands)
Total derivative activity	$498,640	$320,139
Official checks and money orders in process	122,159	105,102
Deferred gains/credits	25,083	25,683
Reserve for unfunded commitments	172,007	147,456
Total other liabilities	$817,889	$598,380

Other liabilities increased $219.5 million, or 36.7%, from December 31, 2015 to March 31, 2016. The increase in other liabilities was primarily related to the increase in liabilities associated with derivative activity of $178.5 million due to fluctuations in the mark-to-market valuations. In addition, there was an increase in the reserve for unfunded commitments of $24.6 million due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in the Company's commercial lending business.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2016:

	BANK

	March 31, 2016	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.92%	6.50%	4.50%
Tier 1 capital ratio	13.92%	8.00%	6.00%
Total capital ratio	15.36%	10.00%	8.00%
Leverage ratio	11.27%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III phasing-in basis.

	SHUSA

	March 31, 2016	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	11.88%	6.50%	4.50%
Tier 1 capital ratio	13.44%	8.00%	6.00%
Total capital ratio	15.33%	10.00%	8.00%
Leverage ratio	11.54%	5.00%	4.00%

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $4.6 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

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

SC also completed $1.7 billion in asset sales, which consists of $860.0 million of recurring monthly sales with its third party flow partners, and the sale of LendingClub assets of $869.0 million to an unrelated third party.

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

Available Liquidity

As of March 31, 2016, the Bank had approximately $22.9 billion in committed liquidity from the FHLB and the FRB. Of this amount, $8.1 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2016 and December 31, 2015, liquid assets (cash and cash equivalents, LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $18.4 billion and $21.0 billion, respectively. These amounts represented 32.0% and 37.4% of total deposits at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the Bank had $1.0 billion in cash held at the Federal Reserve. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Three-Month Period Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$749,694	$1,721,364
Net cash (used in) investing activities	(2,183,881)	(7,092,547)
Net cash provided by financing activities	3,045,593	5,054,907

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by operating activities

Net cash provided by operating activities was $749.7 million for the three-month period ended March 31, 2016, which is comprised of net income of $85.1 million, $882.3 million of provision for credit losses, and $1.3 billion in proceeds from sales of LHFS, partially offset by $1.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.7 billion for the three-month period ended March 31, 2015, which was comprised of net income of $126.8 million, $1.1 billion of provisions for credit losses, $905.4 million in proceeds from sales of LHFS, and $823.8 million in proceeds from sales of trading securities, partially offset by $1.2 billion of originations of LHFS, net of repayments.

Cash used in investing activities

For the three-month period ended March 31, 2016, net cash used in investing activities was $2.2 billion, primarily due to $4.1 billion of purchases of investment securities available-for-sale, $2.1 billion in normal loan activity, and $1.6 billion in leased vehicle purchases, partially offset by $4.5 billion of available-for-sale investment securities sales, maturities and prepayments, $934.2 million in proceeds from sales of loans held-for-investment, and $480.6 million in proceeds from sales of leased vehicles.

For the three-month period ended March 31, 2015, net cash used in investing activities was $7.1 billion, primarily due to $3.9 billion of purchases of investment securities available-for-sale, $3.9 billion in normal loan activity, and $1.5 billion in leased vehicle purchases, partially offset by $1.8 billion of investment sales, maturities and repayments and $586.7 million in proceeds from sales of leased vehicles.

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

SC has two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2016 and December 31, 2015, there was an outstanding balance on these facilities of $3.0 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or (in the case of the lease facility) residual loss ratios exceeding specified thresholds.

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

Under terms of agreements with LendingClub, SC was previously committed to purchase a portion of "near-prime" (as that term is defined in the agreements) originations through July 2017.  On October 9, 2015, SC sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.

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

In 2015, SC made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance platform. SC believes that this will create other opportunities such as expanding it's serviced for others platform and diversifying its funding sources and growing its capital. SC commenced certain marketing activities to find buyers for the personal lending assets. On February 1, 2016, SC completed the sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $869.3 million as of December 31, 2015. Additionally, on March 24, 2016, in preparation for the sale or liquidation of SC's portfolio of loans originated under terms of an agreement whereby SC reviews point-of-sale credit applications for retail store customers, SC notified most of the retailers for which it reviews applications that it will no longer fund new originations effective April 11, 2016.

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

If consummated-, the Company would pay DDFS approximately $928.3 million plus interest that accrued since the Call End Date. To date, the Call Transaction has not been consummated and remains subject to the receipt of the applicable regulatory approvals. The Company’s delivery of its irrevocable notice to consummate the Call Transaction created a contingent forward purchase of all of DDFS LLC equity shares in accordance with ASC 480, Distinguishing Liabilities from Equity. Under this guidance the Company will recognize either a contingent forward asset or liability at fair value based on the movement of SC’s stock price in the market as compared to the proposed fixed settlement price of $26.83 per share. Since July 2, 2015 through March 31, 2016, SC’s stock price is lower than $26.83 which would indicate a potential recognition of a contingent forward purchase obligation. The Company’s estimate of the fair value of the contingent forward purchase obligation, based on its assessment of the likelihood of obtaining the required regulatory approvals and its estimate of the accrued interest, was not material to its consolidated financial statements for the prior periods presented as well as to the current quarter. If regulatory approval is obtained, or if the probability of obtaining the regulatory approvals increases, the Company may have to recognize a significant adjustment to its earnings to recognize the change in the fair value of the contingent forward purchase contract.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. We previously identified and reported certain material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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

This material weakness relates to the following financial statement line items: loans held for investment, loans held-for-sale, the allowance for loan and lease losses, interest income-loans, the provision for credit losses, miscellaneous income, and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

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

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, the provision for credit losses, and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

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

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, the provision for credit losses, and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

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

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, provision for credit losses, and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

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

This material weakness relates to the following financial statement line items: loans held for investment, net, loans held for sale, net, the allowance for loan and lease losses, interest income - loans, provision for credit losses, miscellaneous income and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman of the Board and CEO of SC. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with GAAP did not operate effectively in that management failed to detect as part of the review procedures that regulatory approval was prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should have not been recorded.

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

This material weakness relates to the following financial statement line items: loans held for investment, net, the allowance for loan and lease losses, provision for credit losses, and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

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

The following remediation steps are among the measures currently being implemented at the time of this filing by the Company and SC:

•
The Company and SC have begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting. Three key positions at SC, Head of Internal Control, Director of SEC Reporting and a Vice President of Accounting Policy, were recently filled by SC. A number of positions also were added and filled in the credit loss allowance area.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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