Form 10-Q
period 2016-06-30
Santander Holdings USA, Inc.
filed 2016-12-08
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
(617) 346-7200
Registrant’s telephone number including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☑.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐. No ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock (no par value)	530,391,043 shares

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

•
continued residual effects of recessionary conditions and the uneven spread of positive impacts of recovery on the U.S. economy and SHUSA's counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparties' ability to meet credit and other obligations;

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
DCF: Discounted cash flow
ABS: Asset-backed securities	DDFS: Dundon DFS LLC
ACL: Allowance for credit losses	Deka Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014
ALLL: Allowance for loan and lease losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DOJ: Department of Justice
AOD: Assurance of Discontinuance	DTI: Debt-to-income
APR: Annual percentage rate	ECOA: Equal Credit Opportunity Act
ASC: Accounting Standards Codification	EPS: Enhanced Prudential Standards
ASU: Accounting Standards Update	ETR: Effective tax rate
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
Bank: Santander Bank, National Association	FASB: Financial Accounting Standards Board
BB&T: BB&T Corp.	FBO: Foreign banking organization
BHC: Bank holding company	FCA: Fiat Chrysler Automobiles US LLC
BNY Mellon: Bank of New York Mellon	FDIC: Federal Deposit Insurance Corporation
BOLI: Bank-owned life insurance	Federal Reserve: Board of Governors of the Federal Reserve System
CBP: Citizens Bank of Pennsylvania	FHLB: Federal Home Loan Bank
CCAR: Comprehensive Capital Analysis and Review	FHLMC: Federal Home Loan Mortgage Corporation
CD: Certificate(s) of deposit	FICO®: Fair Isaac Corporation credit scoring model
CEVF: Commercial equipment vehicle financing	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CET1: Common equity tier 1	FNMA: Federal National Mortgage Association
CFPB: Consumer Financial Protection Bureau	FRB: Federal Reserve Bank
Change in Control: First quarter 2014 change in control and consolidation of SC	FTP: funds transfer pricing
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FVO: Fair value option
Chrysler Capital: trade name used in providing services under the Chrysler Agreement	GAAP: Accounting principles generally accepted in the United States of America
CLTV: Combined loan-to-value	GAP: Guaranteed auto protection
CMO: Collateralized mortgage obligation	GCB: Global Corporate Banking
CMP: Civil monetary penalty	HQLA: High-quality liquid assets
CODM: Chief Operating Decision Maker	IHC: U.S. intermediate holding company
Company: Santander Holdings USA, Inc.	IPO: Initial public offering
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit transactions that resolved issues related to the sale and servicing of the identify theft protection product
IRS: Internal Revenue Service
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Changes in anticipated loan prepayment rates	IT: Information technology
CRA: Community Reinvestment Act	Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under flow agreements

LCR: Liquidity coverage ratio	RIC: Retail installment contracts
LHFI: Loans held-for-investment	RV: Recreational vehicle
LHFS: Loans held-for-sale	RWA: Risk-weighted assets
LIBOR: London Interbank Offered Rate	S&P: Standard & Poor's
LTD: Long-term debt	Santander: Banco Santander, S.A.
LTV: Loan-to-value	Santander NY: New York branch of Banco Santander, S.A.
MBS: Mortgage-backed securities	Santander UK: Santander UK plc
Massachusetts AG: Massachusetts Attorney General	SBNA: Santander Bank, National Association
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MSR: Mortgage servicing right	SC Common Stock: Common shares of SC
MVE: Market value of equity	SCF: Statement of Cash Flows
NCI: Non-controlling interest	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NMD: Non-maturity deposits	SDGT: Specially Designated Global Terrorist
NPL: Non-performing loans	SEC: Securities and Exchange Commission
NSFR: Net stable funding ratio	Securities Act: Securities Act of 1933, as amended
OCC: Office of the Comptroller of the Currency	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
OEM: Original equipment manufacturer	SHUSA: Santander Holdings USA, Inc.
OIS: Overnight indexed swap	SIP Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identity theft protection product.
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	SPE: Special purpose entity
OREO: Other real estate owned	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
OTS: Office of Thrift Supervision	TDR: Troubled debt restructuring
OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities	TLAC: Total loss absorbing capacity
OTTI: Other-than-temporary impairment	Trusts: Securitization trusts
Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries	UPB: Unpaid Principal Balance
REIT: Real estate investment trust	VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Cash and cash equivalents	$2,977,783	$4,992,042
Investment securities:
Available-for-sale at fair value	19,418,613	20,851,495
Other investments	836,295	1,024,259
Loans held-for-investment (1) (5)	80,570,776	79,373,792
Allowance for loan and lease losses (5)	(3,675,268)	(3,160,711)
Net loans held-for-investment	76,895,508	76,213,081
Loans held-for-sale (2)	3,257,158	3,183,282
Premises and equipment, net (3)	945,454	942,372
Leased vehicles, net (5)(6)	9,528,742	8,377,835
Accrued interest receivable (5)	552,021	586,263
Equity method investments	258,251	266,569
Goodwill	4,444,389	4,444,389
Intangible assets, net	609,356	639,055
Bank-owned life insurance	1,738,864	1,727,096
Restricted cash (5)	3,038,136	2,429,729
Other assets (4) (5)	1,970,324	1,893,815
TOTAL ASSETS	$126,470,894	$127,571,282
LIABILITIES
Accrued expenses and payables	$1,454,214	$1,666,286
Deposits and other customer accounts	56,497,699	56,114,232
Borrowings and other debt obligations (5)	46,781,939	49,086,103
Advance payments by borrowers for taxes and insurance	192,927	171,137
Deferred tax liabilities, net	617,774	353,369
Other liabilities (5)	893,047	598,380
TOTAL LIABILITIES	106,437,600	107,989,507
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both June 30, 2016 and December 31, 2015)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2016 and December 31, 2015)	14,730,029	14,729,566
Accumulated other comprehensive loss	(8,301)	(139,641)
Retained earnings	2,502,558	2,351,435
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,419,731	17,136,805
Noncontrolling interest	2,613,563	2,444,970
TOTAL STOCKHOLDER'S EQUITY	20,033,294	19,581,775
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$126,470,894	$127,571,282

(1) Loans held-for-investment ("LHFI") includes $250.7 million and $328.7 million of loans recorded at fair value at June 30, 2016 and December 31, 2015, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $964.0 million and $844.5 million at June 30, 2016 and December 31, 2015, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $117.8 million and $147.2 million at June 30, 2016 and December 31, 2015, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.4 billion and $1.9 billion at June 30, 2016 and December 31, 2015, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
INTEREST INCOME:
Loans	$1,844,698	$1,936,227	$3,703,751	$3,739,905
Interest-earning deposits	9,043	1,057	17,769	2,819
Investment securities:
Available-for-sale	79,712	77,045	172,365	154,462
Other investments	8,337	10,025	17,410	29,093
TOTAL INTEREST INCOME	1,941,790	2,024,354	3,911,295	3,926,279
INTEREST EXPENSE:
Deposits and other customer accounts	66,578	65,193	135,379	128,586
Borrowings and other debt obligations	289,769	232,382	574,421	447,857
TOTAL INTEREST EXPENSE	356,347	297,575	709,800	576,443
NET INTEREST INCOME	1,585,443	1,726,779	3,201,495	3,349,836
Provision for credit losses	597,309	965,251	1,479,588	2,018,890
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	988,134	761,528	1,721,907	1,330,946
NON-INTEREST INCOME:
Consumer fees	120,828	108,845	245,295	209,549
Commercial fees	45,620	46,141	86,914	88,826
Mortgage banking income, net	11,450	36,304	27,794	54,167
Equity method investments loss, net	(948)	(34)	(5,140)	(7,167)
Bank-owned life insurance	16,437	15,884	30,165	28,840
Lease income	460,070	339,746	881,590	653,077
Miscellaneous income (loss)	(69,201)	147,490	(111,082)	244,030
TOTAL FEES AND OTHER INCOME	584,256	694,376	1,155,536	1,271,322
Other-than-temporary impairment recognized in earnings	(34)	(1,092)	(44)	(1,092)
Net gain on sale of investment securities	31,339	10,799	57,770	20,356
Net gain recognized in earnings	31,305	9,707	57,726	19,264
TOTAL NON-INTEREST INCOME	615,561	704,083	1,213,262	1,290,586
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	361,550	327,510	729,669	646,611
Occupancy and equipment expenses	139,570	139,613	273,243	268,779
Technology expense	58,798	45,067	103,614	87,156
Outside services	61,286	55,501	131,506	103,900
Marketing expense	20,718	17,841	39,999	32,182
Loan expense	100,884	95,007	199,529	188,804
Lease expense	322,183	253,329	615,065	494,277
Other administrative expenses	78,588	98,731	160,225	170,397
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,143,577	1,032,599	2,252,850	1,992,106
OTHER EXPENSES:
Amortization of intangibles	14,761	16,338	29,699	33,144
Deposit insurance premiums and other expenses	11,738	13,369	35,595	29,178
Loss on debt extinguishment	45,573	—	78,445	—
Investment expense on qualified affordable housing projects	338	35	423	84
TOTAL OTHER EXPENSES	72,410	29,742	144,162	62,406
INCOME BEFORE INCOME TAX PROVISION	387,708	403,270	538,157	567,020
Income tax provision	134,590	125,074	199,987	161,983
NET INCOME INCLUDING NONCONTROLLING INTEREST	253,118	278,196	338,170	405,037
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	108,472	105,172	179,747	146,597
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$144,646	$173,024	$158,423	$258,440
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$253,118	$278,196	$338,170	$405,037
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax (1)	(14,772)	7,214	(47,299)	(7,901)
Net unrealized gains/(losses) on available-for-sale investment securities, net of tax	32,585	(88,233)	177,509	(22,243)
Pension and post-retirement actuarial gains, net of tax	565	437	1,130	1,052
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	18,378	(80,582)	131,340	(29,092)
COMPREHENSIVE INCOME	271,496	197,614	469,510	375,945
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	108,472	105,172	179,747	146,597
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$163,024	$92,442	$289,763	$229,348

(1) Excludes $6.0 million and $21.7 million of other comprehensive loss attributable to non-controlling interest ("NCI"') for the three-month and six-month periods ended June 30, 2016, respectively. There was no material other comprehensive income attributable to NCI for the three-month and six-month periods ended June 30, 2015.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,846,417	$4,052,395	$22,727,456
Comprehensive (loss)/income attributable to Santander Holdings USA, Inc.	—	—	—	(29,092)	258,440	—	229,348
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	146,597	146,597
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	—	—	—	97,723	97,723
Stock issued in connection with employee benefit and incentive compensation plans	—	—	1,234	—	—	—	1,234
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2015	530,391	$195,445	$14,730,843	$(125,502)	$4,097,557	$4,296,715	$23,195,058

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$195,445	$14,729,566	$(139,641)	$2,351,435	$2,444,970	$19,581,775
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	131,340	158,423	—	289,763
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	(21,726)	(21,726)
Net income attributable to noncontrolling interest	—	—	—	—	—	179,747	179,747
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	67	—	—	10,572	10,639
Stock issued in connection with employee benefit and incentive compensation plans	—	—	396	—	—	—	396
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2016	530,391	$195,445	$14,730,029	$(8,301)	$2,502,558	$2,613,563	$20,033,294

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$338,170	$405,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,479,588	2,018,890
Deferred tax expense/(benefit)	180,926	(55,459)
Depreciation, amortization and accretion	439,129	168,188
Net loss/(gain) on sale of loans	175,663	(101,750)
Net gain on sale of investment securities	(57,770)	(20,356)
Gain on residential loan securitizations	—	(9,373)
Net gain on sale of leased vehicles	(399)	(21,878)
Other-than-temporary impairment ("OTTI") recognized in earnings	44	1,092
Loss on debt extinguishment	78,445	—
Net loss on real estate owned and premises and equipment	2,069	108
Stock-based compensation	9,408	11,745
Equity loss on equity method investments	5,140	7,167
Originations of loans held-for-sale, net of repayments	(3,359,620)	(3,401,215)
Proceeds from sales of loans held-for-sale	2,420,356	2,690,029
Purchases of trading securities	—	(390,192)
Proceeds from sales of trading securities	—	823,801
Net change in:
Change in revolving personal loans	(310,103)	—
Other assets and bank-owned life insurance	(83,214)	231,504
Other liabilities	73,013	155,859
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,390,845	2,513,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	6,755,298	2,254,608
Proceeds from prepayments and maturities of available-for-sale investment securities	3,061,955	2,505,118
Purchases of available-for-sale investment securities	(8,115,588)	(6,982,822)
Proceeds from sales of other investments	290,449	239,155
Purchases of other investments	(94,365)	(243,912)
Net change in restricted cash	(606,245)	(1,178,079)
Proceeds from sales of loans held-for-investment	1,137,359	1,363,958
Proceeds from the sales of equity method investments	—	14,988
Distributions from equity method investments	2,918	8,004
Contributions to equity method and other investments	(14,261)	(403)
Purchases of loans held-for-investment	(96,491)	(208,592)
Net change in loans other than purchases and sales	(2,200,511)	(6,144,194)
Purchases of leased vehicles	(3,323,553)	(3,163,426)
Proceeds from the sale and termination of leased vehicles	1,128,297	1,463,580
Manufacturer incentives	786,760	657,932
Proceeds from sales of real estate owned and premises and equipment	30,974	44,759
Purchases of premises and equipment	(152,769)	(111,547)
NET CASH USED IN INVESTING ACTIVITIES	(1,409,773)	(9,480,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	383,467	2,148,906
Net change in short-term borrowings	(100,000)	(5,100,000)
Net proceeds from long-term borrowings	27,502,180	27,170,548
Repayments of long-term borrowings	(24,933,677)	(22,401,878)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	3,050,000	6,650,000
Repayments of FHLB advances (with terms greater than 3 months)	(7,913,445)	(1,585,000)
Net change in advance payments by borrowers for taxes and insurance	21,790	16,854
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Proceeds from the issuance of common stock	1,654	86,121
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(1,995,331)	6,978,251

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(2,014,259)	10,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,992,042	2,201,783
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,977,783	$2,212,358

SUPPLEMENTAL DISCLOSURES
Income taxes received, net	$(148,458)	$(45,508)
Interest paid	718,434	594,632

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	27,862	16,599
Loans transferred from held-for-investment to held-for-sale, net	1,067,590	1,823,136
Unsettled sales of investment securities	—	697,057
Residential loan securitizations	—	234,547
Operating leases transferred to repossessed vehicles		43,504

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance, as well as several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination of retail installment contracts principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Common shares of SC ("SC Common Stock") are listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Basis of Presentation

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company consolidates VIEs for which it is deemed the primary beneficiary. The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to Securities and Exchange Commission ("SEC") regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All intercompany balances and transactions have been eliminated in consolidation. Where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholder's Equity and Condensed Consolidated Statements of Cash Flows for the periods indicated, and contain adequate disclosure for a fair statement of this interim financial information. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

Significant Accounting Policies

Management has identified accounting for consolidation, business combinations, the allowance for loan and lease losses ("ALLL") for originated and purchased loans and the reserve for unfunded lending commitments, loan modifications and troubled debt restructurings, goodwill, derivatives and hedge activities, and income taxes as the Company's significant accounting policies and estimates, in that they are important to the presentation of the Company's financial condition, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Policies

Since January 1, 2016, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs"), none of which had a material impact to the Company's Consolidated Financial Statements:

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

•
The Company also adopted ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis, which the FASB issued in February 2015. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, this ASU modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities ("VOEs"); eliminates the presumption that a general partner should consolidate a limited partnership; potentially changes the consolidation conclusions of reporting entities that are involved with VIEs, in particular those that have fee arrangements and related party arrangements; and provides a scope exception for reporting entities with interests held in certain money market funds and similar unregistered money market funds. As the adoption did not result in any significant impact to the Company’s consolidated financial statements, it did not result in a retrospective or modified retrospective application.

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on June 30, 2016 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month period ended June 30, 2016 other than the transaction disclosed within Note 18 of these Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and it's related updates on the Company's financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following its application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Earlier application is permitted. The Company does not expect the adoption of this ASU to have an impact on its financial position, result of operations, or disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, be measured at fair value with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. This amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the FVO has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of this amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values for which it should be applied prospectively. The Company is in the process of evaluating the impacts of the adoption of this ASU.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the current lease accounting guidance for both the lessees and lessors under ASC 840, Leases. This new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for under an approach similar to today’s guidance for operating leases. This new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in the counterparties to a derivative contract (i.e. a novation), in and of itself does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of the new guidance can be applied on a modified retrospective or prospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. The new guidance is required to be adopted on a modified retrospective basis to all existing and future debt instruments. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323). This new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. This new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method of accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of this new guidance can be applied only a prospective basis for investments that qualify for the equity method of accounting after the effective date. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows ("SCF"), and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the SCF should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of the new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update provide guidance on several specific cash flow issues. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period, however any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted at the beginning of an annual reporting period for which annual or interim financial statements have not been issued or made available for issuance. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control. The amendments in this Update will change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the statement of cash flows include restricted cash in the beginning and end-of-period total amounts shown on the statement of cash flows and that the statement of cash flows explain changes in restricted cash during the period. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, however, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position or result of operations and expects the impact to be disclosure only.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$2,004,639	$114	$—	$2,004,753
Asset-backed securities ("ABS")	1,931,093	10,380	(1,630)	1,939,843
Equity securities	11,030	7	(238)	10,799
State and municipal securities	33	—	—	33
Mortgage-backed securities ("MBS"):
U.S. government agencies - Residential	6,073,061	67,550	(9,880)	6,130,731
U.S. government agencies - Commercial	995,610	20,841	(1,295)	1,015,156
FHLMC and FNMA - Residential debt securities (1)	8,240,765	89,550	(37,620)	8,292,695
FHLMC and FNMA - Commercial debt securities	23,948	633	(8)	24,573
Non-agency securities	30	—	—	30
Total investment securities available-for-sale	$19,280,209	$189,075	$(50,671)	$19,418,613

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$3,192,411	$1,658	$(5,681)	$3,188,388
Corporate debt securities	1,476,801	10,021	(11,248)	1,475,574
Asset-backed securities	1,763,178	7,826	(1,494)	1,769,510
Equity securities	10,894	1	(408)	10,487
State and municipal securities	748,696	19,616	(432)	767,880
Mortgage-backed securities:
U.S. government agencies - Residential	4,033,041	10,225	(36,513)	4,006,753
U.S. government agencies - Commercial	1,006,161	3,347	(7,153)	1,002,355
FHLMC and FNMA - Residential debt securities	8,636,745	10,556	(153,128)	8,494,173
FHLMC and FNMA - Commercial debt securities	138,094	723	(2,487)	136,330
Non-agency securities	45	—	—	45
Total investment securities available-for-sale	$21,006,066	$63,973	$(218,544)	$20,851,495

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

During the second quarter of 2015, the Company sold $234.5 million of qualifying residential loans to FHLMC in return for $243.9 million of mortgage-backed securities ("MBS") issued by FHLMC resulting in a net realized gain on sale of $9.8 million which is included in Mortgage banking income, net line of the Company's Condensed Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

As of June 30, 2016 and December 31, 2015, the Company had investment securities available-for-sale with an estimated fair value of $7.1 billion and $3.5 billion, respectively, pledged as collateral, which was comprised of the following: $5.1 billion and $2.9 billion, respectively, were pledged to secure public fund deposits; $1.6 billion and $117.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $384.7 million and $395.8 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At June 30, 2016 and December 31, 2015, the Company had $40.2 million and $65.1 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Condensed Consolidated Balance Sheet.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. In March 2016, the Company decided to sell a significant portion of the municipal bond portfolio to reduce non-high quality liquid assets ("HQLA"), and to take gains to help cover the early terminations charges taken on Federal Home Loan Bank ("FHLB") advances.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at June 30, 2016 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$2,580,420	$2,581,612
Due after 1 year but within 5 years	1,172,853	1,181,727
Due after 5 years but within 10 years	246,986	249,266
Due after 10 years	15,268,920	15,395,209
Total	$19,269,179	$19,407,814

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of June 30, 2016 and December 31, 2015 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Asset-backed securities	$346,390	$(766)	$60,299	$(864)	$406,689	$(1,630)
Equity securities	—	—	10,112	(238)	10,112	(238)
Mortgage-backed securities:
U.S. government agencies - Residential	954,360	(6,538)	589,955	(3,342)	1,544,315	(9,880)
U.S. government agencies - Commercial	—	—	112,214	(1,295)	112,214	(1,295)
FHLMC and FNMA - Residential debt securities	172,139	(421)	2,077,045	(37,199)	2,249,184	(37,620)
FHLMC and FNMA - Commercial debt securities	471	(8)	—	—	471	(8)
Total	$1,473,360	$(7,733)	$2,849,625	$(42,938)	$4,322,985	$(50,671)

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

The Company did not record any material OTTI in earnings related to its investment securities in the three-month and six-month periods ended June 30, 2016. During the second quarter of 2015, the Company implemented a strategy to improve the Bank's liquidity by selling non-HQLA and reinvesting the funds into high-quality-liquid assets. At June 30, 2015, nine securities with a book value of $377.0 million in an unrealized loss position had not yet been sold. Because the Company could no longer assert that it did not have the intent to sell these securities, the Company determined that the impairment was other-than-temporary. As a result, these securities were written down to fair value, resulting in a $1.1 million OTTI charge.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 162 individual securities at June 30, 2016) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Proceeds from the sales of available-for-sale securities	$3,319,454	$1,244,093	$6,755,298	$2,254,608

Gross realized gains	$33,622	$12,277	$60,328	$23,059
Gross realized losses	(2,283)	(1,478)	(2,558)	(2,703)
OTTI	(34)	(1,092)	(44)	(1,092)
Net realized gains	$31,305	$9,707	$57,726	$19,264

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $31.3 million and $57.7 million for the three-month and six-month periods ended June 30, 2016, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended June 30, 2016 was primarily comprised of the sale of corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, and the sale of mortgage backed securities ("MBS"), including Federal Home Loan Mortgage Corporation ("FHLMC") residential debt securities and collateralized mortgage obligations, with a book value of $1.3 billion for a gain of $24.7 million. The net gain realized for the six-month period ended June 30, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the sale of corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, the sale of MBS, including FHLMC residential debt securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million, and the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

The Company recognized $9.7 million and $19.3 million for the three-month and six-month periods ended June 30, 2015, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $116.1 million for a gain of $2.9 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of asset-backed securities ("ABS") with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million. The net gain for the six-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank (the "FRB") with aggregate carrying amounts of $801.8 million and $997.9 million as of June 30, 2016 and December 31, 2015, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2016, the Company purchased $19.4 million and $94.4 million of FHLB stock at par, respectively, and redeemed $170.3 million and $290.4 million of FHLB stock at par, respectively. During the three-month and six-month periods ended June 30, 2016, the Company did not purchase any FRB stocks. There was no gain or loss associated with these redemptions. Other investments also include $34.5 million and $26.4 million of low income housing tax credit ("LIHTC") investments as of June 30, 2016 and December 31, 2015, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $54.3 billion at June 30, 2016 and $59.3 billion at December 31, 2015.

Loans that the Company intends to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at June 30, 2016 was $3.3 billion, compared to $3.2 billion at December 31, 2015. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio to value the portfolio at the lower of cost or market. Upon transfer of the loans to Held for Sale, the release of the ACL was reflected as a charge off. Future loan originations and purchases under SC’s personal lending platform will also be classified as held for sale. As of June 30, 2016, the carrying value of the personal unsecured held-for-sale portfolio was $970.7 million.

On February 1, 2016, SC completed the sale of assets from the personal unsecured held-for-sale portfolio to a third party for an immaterial gain to the unpaid principal balance (“UPB”). The balance of the loans associated with this sale was $869.3 million.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At June 30, 2016 and December 31, 2015, accrued interest receivable on the Company's loans was $511.8 million and $521.1 million, respectively.
Interest is accrued when earned in accordance with the terms of the retail installment contract. The accrual of interest is discontinued and reversed once a retail installment contract becomes 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. A Chrysler Capital retail installment contract is considered current if the borrower has made all prior payments in full and at least 90% of the payment currently due, and a non-Chrysler Capital retail installment contract is considered current if the borrower has made all prior payments in full and at least 50% of the payment currently due. Payments generally are applied to fees first, then interest, then principal, regardless of a contract's accrual status.

Retail installment contracts acquired individually are charged off against the allowance in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge off represents the difference between the estimated net sales proceeds and the Company's recorded investment in the related contract.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans and leases held-for-investment by type of loan and by fixed and variable rates at the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held-for-investment:
Commercial real estate loans	$9,252,743	11.5%	$8,722,917	11.0%
Commercial and industrial loans	19,615,226	24.3%	19,787,834	24.9%
Multifamily loans	9,225,985	11.5%	9,438,463	11.9%
Other commercial(2)	3,006,362	3.7%	2,676,506	3.4%
Total commercial loans held-for-investment	41,100,316	51.0%	40,625,720	51.2%
Consumer loans secured by real estate:
Residential mortgages	6,227,307	7.7%	6,230,995	7.8%
Home equity loans and lines of credit	6,078,463	7.6%	6,151,232	7.7%
Total consumer loans secured by real estate	12,305,770	15.3%	12,382,227	15.5%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated	20,903,940	25.9%	18,539,588	23.4%
Retail installment contracts and auto loans - purchased	4,629,815	5.8%	6,108,210	7.7%
Personal unsecured loans	722,215	0.9%	685,467	0.9%
Other consumer(3)	908,720	1.1%	1,032,580	1.3%
Total consumer loans	39,470,460	49.0%	38,748,072	48.8%
Total loans held-for-investment(1)	$80,570,776	100.0%	$79,373,792	100.0%
Total loans held-for-investment:
Fixed rate	$47,126,419	58.5%	$46,721,562	58.9%
Variable rate	33,444,357	41.5%	32,652,230	41.1%
Total loans held-for-investment(1)	$80,570,776	100.0%	$79,373,792	100.0%

(1)Total loans held-for-investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $467.3 million and $26.3 million as of June 30, 2016 and December 31, 2015, respectively.
(2)Other commercial primarily includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
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

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital”, which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” primarily represents the commercial equipment vehicle financing ("CEVF") business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the ALLL and other credit quality disclosures at June 30, 2016 and December 31, 2015, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2016	December 31, 2015
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$2,885,532	$2,949,089
Middle Market Real Estate	4,872,407	4,223,359
Santander Real Estate Capital	1,494,804	1,550,469
Total commercial real estate	9,252,743	8,722,917
Commercial and industrial (3)	19,615,226	19,787,834
Multifamily	9,225,985	9,438,463
Other commercial	3,006,362	2,676,506
Total commercial LHFI	$41,100,316	$40,625,720

(1)	These represent the Company's loan categories based on the SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $464.3 million of LHFS at June 30, 2016 and excluded $86.4 million of LHFS at December 31, 2015.

The Company's portfolio segments are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” include all organic home equity contracts and purchased home equity portfolios. "RIC and auto loans" includes the Company's direct automobile loan portfolios, but excludes recreational vehicle ("RV") and marine retail installment contracts ("RICs"). "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2016	December 31, 2015
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,227,307	$6,230,995
Home equity loans and lines of credit	6,078,463	6,151,232
Total consumer loans secured by real estate	12,305,770	12,382,227
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated(4)	20,903,940	18,539,588
Retail installment contracts and auto loans - purchased(4)	4,629,815	6,108,210
Personal unsecured loans(5)	722,215	685,467
Other consumer	908,720	1,032,580
Total consumer loans held-for-investment	$39,470,460	$38,748,072

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $345.2 million and $236.8 million of LHFS at June 30, 2016 and December 31, 2015, respectively.

(4)	RIC and auto loans exclude $1.5 billion and $905.7 million of LHFS at June 30, 2016 and December 31, 2015, respectively.

(5)	Personal unsecured loans exclude $970.7 million and $2.0 billion of LHFS at June 30, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RICs and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 change in control and consolidation of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
RICs - Purchased:
UPB (1)	$5,063,379	$6,709,748
UPB - FVO (2)	72,082	140,995
Total UPB	5,135,461	6,850,743
Purchase Marks (3)	(505,646)	(742,533)
Total RICs - Purchased	4,629,815	6,108,210

RICs - Originated:
UPB (1)	21,439,684	19,069,801
Net discount	(552,994)	(548,057)
Total RICs - Originated	20,886,690	18,521,744
SBNA auto loans	17,250	17,844
Total RICs originated post-change in control	20,903,940	18,539,588
Total RICs and auto loans	$25,533,755	$24,647,798

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $16.5 million and $33.1 million as of June 30, 2016 and December 31, 2015, respectively, related to purchased loan portfolios on which we elected to apply the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2016 and 2015 was as follows:

	Three-Month Period Ended June 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$531,850	$2,903,425	$45,328	$3,480,603
(Recovery of)/Provision for loan losses	(20,841)	634,784	—	613,943
Charge-offs	(32,533)	(1,019,659)	—	(1,052,192)
Recoveries	21,223	611,691	—	632,914
Charge-offs, net of recoveries	(11,310)	(407,968)	—	(419,278)
Allowance for loan and lease losses, end of period	$499,699	$3,130,241	$45,328	$3,675,268

Reserve for unfunded lending commitments, beginning of period	$172,008	$—	$—	$172,008
Provision for unfunded lending commitments	(16,634)	—	—	(16,634)
Loss on unfunded lending commitments	(166)	—	—	(166)
Reserve for unfunded lending commitments, end of period	155,208	—	—	155,208
Total allowance for credit losses, end of period	$654,907	$3,130,241	$45,328	$3,830,476

	Six-Month Period Ended June 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$435,717	$2,679,666	$45,328	$3,160,711
Provision for loan and lease losses	90,193	1,381,418	—	1,471,611
Charge-offs	(72,849)	(2,149,073)	—	(2,221,922)
Recoveries	46,638	1,218,230	—	1,264,868
Charge-offs, net of recoveries	(26,211)	(930,843)	—	(957,054)
Allowance for loan and lease losses, end of period	$499,699	$3,130,241	$45,328	$3,675,268
Reserve for unfunded lending commitments, beginning of period	$147,396	$—	$—	$147,396
Provision for unfunded lending commitments	7,977	—	—	7,977
Loss on unfunded lending commitments	(165)	—	—	(165)
Reserve for unfunded lending commitments, end of period	155,208	—	—	155,208
Total allowance for credit losses, end of period	$654,907	$3,130,241	$45,328	$3,830,476
Ending balance, individually evaluated for impairment(1)	$129,084	$1,226,748	$—	$1,355,832
Ending balance, collectively evaluated for impairment	370,615	1,903,493	45,328	2,319,436

Financing receivables:
Ending balance	$41,564,581	$42,263,353	$—	$83,827,934
Ending balance, evaluated under the fair value option or lower of cost or fair value(2)	464,265	3,043,596	—	3,507,861
Ending balance, individually evaluated for impairment(1)	628,642	4,814,931	—	5,443,573
Ending balance, collectively evaluated for impairment	40,471,674	34,404,826	—	74,876,500

(1) Consists primarily of loans in TDR status
(2) Represents LHFS and those loans for which the Company has elected the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$413,014	$1,796,974	$71,299	$2,281,287
Provision for / (Recovery of) loan losses	13,353	941,605	293	955,251
Charge-offs	(31,846)	(879,302)	—	(911,148)
Recoveries	8,174	501,089	—	509,263
Charge-offs, net of recoveries	(23,672)	(378,213)	—	(401,885)
Allowance for loan and lease losses, end of period	$402,695	$2,360,366	$71,592	$2,834,653

Reserve for unfunded lending commitments, beginning of period	$127,641	$—	$—	$127,641
Provision for unfunded lending commitments	10,000	—	—	10,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$540,336	$2,360,366	$71,592	$2,972,294

	Six-Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$401,553	$1,267,025	$33,024	$1,701,602
Provision for loan and lease losses	38,153	1,937,169	38,568	2,013,890
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(51,184)	(1,822,278)	—	(1,873,462)
Recoveries	14,173	1,005,567	—	1,019,740
Charge-offs, net of recoveries	(37,011)	(816,711)	—	(853,722)
Allowance for loan and lease losses, end of period	$402,695	$2,360,366	$71,592	$2,834,653

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	5,000	—	—	5,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$540,336	$2,360,366	$71,592	$2,972,294
Ending balance, individually evaluated for impairment(2)	$60,139	$594,600	$—	$654,739
Ending balance, collectively evaluated for impairment	342,556	1,765,766	71,592	2,179,914

Financing receivables:
Ending balance	$39,001,911	$42,273,367	$—	$81,275,278
Ending balance, evaluated under the fair value option or lower of cost or fair value(3)	1,012	2,379,729	—	2,380,741
Ending balance, individually evaluated for impairment(2)	407,208	3,780,458	—	4,187,666
Ending balance, collectively evaluated for impairment	38,593,691	36,113,180	—	74,706,871

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

(2)	Consists primarily of loans in TDR status.

(3)	Represents LHFS and those loans for which the Company has elected the FVO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the Allowance for loan losses for the Retail Installment Contracts acquired ("Purchased") in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three Month Period Ended June 30, 2016			Six Month Period Ended June 30, 2016
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$589,107	$2,137,270	$2,726,377	$590,807	$1,891,989	$2,482,796
Provision for / (Release of) loan and lease losses	47,617	572,145	619,762	121,252	1,246,565	1,367,817
Other	—	—	—	—	—	—
Charge-offs	(194,169)	(789,788)	(983,957)	(458,961)	(1,614,868)	(2,073,829)
Recoveries	173,068	422,813	595,881	362,525	818,754	1,181,279
Charge-offs, net of recoveries	(21,101)	(366,975)	(388,076)	(96,436)	(796,114)	(892,550)
Allowance for loan and lease losses, end of period	$615,623	$2,342,440	$2,958,063	$615,623	$2,342,440	$2,958,063

	Three Month Period Ended June 30, 2015			Six Month Period Ended June 30, 2015
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$319,231	$920,153	$1,239,384	$963	$709,024	$709,987
Provision for / (Release of) loan and lease losses	330,724	454,219	784,943	829,629	834,357	1,663,986
Other	—	—	—	(27,117)	—	(27,117)
Charge-offs	(399,788)	(337,204)	(736,992)	(887,412)	(656,206)	(1,543,618)
Recoveries	292,542	181,966	474,508	626,646	331,959	958,605
Charge-offs, net of recoveries	(107,246)	(155,238)	(262,484)	(260,766)	(324,247)	(585,013)
Allowance for loan and lease losses, end of period	$542,709	$1,219,134	$1,761,843	$542,709	$1,219,134	$1,761,843

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$68,537	$71,979
Middle market commercial real estate	74,799	37,745
Santander real estate capital	3,210	3,454
Commercial and industrial	248,688	85,745
Multifamily	6,845	9,162
Other commercial	10,234	2,982
Total commercial loans	412,313	211,067
Consumer:
Residential mortgages	155,738	173,780
Home equity loans and lines of credit	119,135	127,171
Retail installment contracts and auto loans - originated	766,982	701,785
Retail installment contracts and auto loans - purchased	315,414	417,276
Personal unsecured loans	207	895
Other consumer	14,041	23,125
Total consumer loans	1,371,517	1,444,032
Total non-accrual loans	1,783,830	1,655,099

Other real estate owned ("OREO")	37,432	38,959
Repossessed vehicles	183,713	172,375
Foreclosed and other repossessed assets	2,489	374
Total OREO and other repossessed assets	223,634	211,708
Total non-performing assets	$2,007,464	$1,866,807

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

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of June 30, 2016
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$10,463	$30,716	$41,179	$2,844,353	$2,885,532	$—
Middle market commercial real estate	—	44,126	44,126	4,828,281	4,872,407	—
Santander real estate capital	233	—	233	1,494,571	1,494,804	—
Commercial and industrial	35,017	36,554	71,571	20,007,920	20,079,491	—
Multifamily	5,335	2,245	7,580	9,218,405	9,225,985	—
Other commercial	5,562	1,743	7,305	2,999,057	3,006,362	—
Consumer:
Residential mortgages	129,065	127,707	256,772	6,315,726	6,572,498	—
Home equity loans and lines of credit	32,307	73,410	105,717	5,972,746	6,078,463	—
Retail installment contracts and auto loans - originated	2,424,416	209,833	2,634,249	19,746,681	22,380,930	—
Retail installment contracts and auto loans - purchased	969,026	74,638	1,043,664	3,586,151	4,629,815	—
Personal unsecured loans	81,586	89,642	171,228	1,521,699	1,692,927	85,765
Other consumer	27,701	22,922	50,623	858,097	908,720	—
Total	$3,720,711	$713,536	$4,434,247	$79,393,687	$83,827,934	$85,765

(1)	Financing receivables include LHFS.

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

	June 30, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$36,629	$36,860	$—	$38,736
Middle market commercial real estate	61,467	106,415	—	69,896
Santander real estate capital	2,709	2,709	—	2,762
Commercial and industrial	40,442	41,755	—	22,039
Multifamily	12,698	13,474	—	11,083
Other commercial	908	908	—	574
Consumer:
Residential mortgages	66,915	66,915	—	46,862
Home equity loans and lines of credit	52,357	52,357	—	41,719
Retail installment contracts and auto loans - originated	9	9	—	12
Retail installment contracts and auto loans - purchased	49,886	65,993	—	62,792
Personal unsecured loans(2)	21,742	21,742	—	17,304
Other consumer	19,850	24,213	—	16,173
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	34,575	36,327	9,103	32,976
Middle market commercial real estate	73,941	84,730	12,954	55,994
Santander real estate capital	8,711	8,711	950	4,683
Commercial and industrial	278,813	285,073	104,864	196,086
Multifamily	966	971	653	3,310
Other commercial	7,555	7,598	560	5,386
Consumer:
Residential mortgages	131,971	157,281	27,185	152,118
Home equity loans and lines of credit	51,110	65,749	4,797	61,479
Retail installment contracts and auto loans - originated	2,218,319	2,269,720	690,186	1,772,147
Retail installment contracts and auto loans - purchased	2,185,838	2,470,349	501,109	2,319,973
Personal unsecured loans	1,585	1,897	385	1,712
Other consumer	13,935	18,926	3,086	16,299
Total:
Commercial	$559,414	$625,531	$129,084	$443,525
Consumer	4,813,517	5,215,151	1,226,748	4,508,590
Total	$5,372,931	$5,840,682	$1,355,832	$4,952,115

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $338.8 million for the six-month period ended June 30, 2016 on approximately $4.4 billion of TDRs that were returned to performing status as of June 30, 2016.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
June 30, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,638,995	$4,610,178	$1,392,017	$18,780,657	$9,066,369	$2,974,771	$39,462,987
Special Mention	76,248	102,358	75,165	581,885	102,972	11,904	950,532
Substandard	160,420	110,631	27,622	684,355	56,244	19,460	1,058,732
Doubtful	9,869	49,240	—	32,594	400	227	92,330
Total commercial loans	$2,885,532	$4,872,407	$1,494,804	$20,079,491	$9,225,985	$3,006,362	$41,564,581

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,627,159	$4,055,623	$1,363,031	$18,881,150	$9,114,466	$2,631,935	$38,673,364
Special Mention	99,090	29,620	144,597	492,128	249,165	28,686	1,043,286
Substandard	208,785	117,571	42,187	467,983	74,410	15,601	926,537
Doubtful	14,055	20,545	654	32,972	422	284	68,932
Total commercial loans	$2,949,089	$4,223,359	$1,550,469	$19,874,233	$9,438,463	$2,676,506	$40,712,119

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

In early 2015, the Company increased its origination volume of RICs to borrowers with limited credit bureau attributes, such as less than 36 months of history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors, such as the LexisNexis risk view score, LTV ratio, and payment-to-income ratio, are utilized to assign an internal credit score. Origination volume of these RICs was $562.0 million for the three-month period ended June 30, 2016. The Company's credit loss allowance forecasting models are not calibrated for this higher concentration of RICs with limited bureau attributes and, accordingly, as of June 30, 2016, the Company recorded a qualitative adjustment of $125.0 million, increasing the allowance ratio on individually acquired RICs by 0.5% of unpaid principal balance. This adjustment was necessary to increase the ACL for additional charge-offs expected on this portfolio, based on loss performance information available to date, which evidences higher losses in the first months after origination in comparison to RICs with standard credit bureau attributes.

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	June 30, 2016		December 31, 2015
Credit Score Range(2)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,120,261	15.2%	$4,913,606	19.2%
<600	14,603,481	54.1%	13,374,065	52.3%
600-639	4,696,868	17.4%	4,260,982	16.7%
>=640	3,590,135	13.3%	3,004,854	11.8%
Total	$27,010,745	100.0%	$25,553,507	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $1.5 billion and $905.7 million of LHFS at June 30, 2016 and December 31, 2015 that do not have an allowance.

Consumer Lending Asset Quality Indicators-FICO® and LTV Ratio

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
June 30, 2016	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$573,780	$28,688	$845	$—	$—	$—	$—	$603,313
<600	119	224,445	55,551	25,527	15,296	7,614	8,158	336,710
600-639	53	153,871	38,696	21,344	8,341	4,271	5,107	231,683
640-679	64	268,152	83,716	39,648	33,110	7,054	8,152	439,896
680-719	79	487,517	150,971	62,688	39,056	6,924	14,629	761,864
720-759	106	727,348	324,614	64,785	43,882	9,229	14,190	1,184,154
>=760	464	2,157,890	676,467	105,578	44,095	13,383	17,001	3,014,878
Grand Total	$574,665	$4,047,911	$1,330,860	$319,570	$183,780	$48,475	$67,237	$6,572,498

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

	Home Equity Loans and Lines of Credit(2)
June 30, 2016	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$186,139	$2,217	$1,810	$—	$—	$190,166
<600	10,831	154,748	67,073	19,757	17,505	269,914
600-639	8,426	143,840	75,934	16,056	11,211	255,467
640-679	10,988	270,010	163,122	32,871	20,611	497,602
680-719	11,301	456,666	300,494	51,404	26,837	846,702
720-759	10,028	649,337	406,400	52,877	35,373	1,154,015
>=760	26,192	1,689,411	977,354	109,759	61,881	2,864,597
Grand Total	$263,905	$3,366,229	$1,992,187	$282,724	$173,418	$6,078,463

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

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Performing	$4,429,024	$3,797,231
Non-performing	706,941	602,315
Total	$5,135,965	$4,399,546

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationships with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions, interest rate reductions, etc. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. Commercial TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). TDRs are subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

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

For the Company’s other consumer portfolios, including RICs and auto loans, the terms of the modifications generally include one or a combination of: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date or principal forgiveness.

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

In addition to loans identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type

The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2016 and June 30, 2015, respectively:

	Three-Month Period Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	10	$104,123	$(16)	$(15,273)	$(276)	$88,558
Middle market commercial real estate	1	372	—	—	29,945	30,317
Santander real estate capital	1	8,729	—	—	(18)	8,711
Commercial and industrial	337	9,839	(1)	—	—	9,838
Consumer:					—
Residential mortgages(3)	43	5,627	—	—	323	5,950
Home equity loans and lines of credit	35	2,504	—	—	(49)	2,455
Retail installment contracts and auto loans - originated	38,569	710,885	(164)	—	(50)	710,671
Retail installment contracts and auto loans - purchased	10,501	122,739	(544)	—	19	122,214
Personal unsecured loans	220	994	—	—	(21)	973
Other consumer	4	167	—	—	(1)	166
Total	49,721	$965,979	$(725)	$(15,273)	$29,872	$979,853

	Six-Month Period Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	19	$151,899	$(32)	$(25,856)	$(287)	$125,724
Middle market commercial real estate	4	10,826	—	—	29,876	40,702
Santander real estate capital	1	8,729	—	—	(18)	8,711
Commercial and industrial	560	17,069	(2)	—	—	17,067
Consumer:
Residential mortgages(3)	92	12,275	(1)	—	529	12,803
Home equity loans and lines of credit	102	7,043	132	—	(286)	6,889
Retail installment contracts and auto loans - originated	66,264	1,224,951	(247)	—	(111)	1,224,593
Retail installment contracts and auto loans - purchased	24,845	298,707	(1,142)	—	(41)	297,524
Personal unsecured loans	17,275	22,339	—	—	(150)	22,189
Other consumer	30	1,090	—	—	(179)	911
Total	109,192	$1,754,928	$(1,292)	$(25,856)	$29,333	$1,757,113

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	10	$10,225	$(993)	$(4)	$2,560	$11,788
Middle market commercial real estate	—	—	—	—	—	—
Santander real estate capital	—	—	—	—	—	—
Commercial and industrial	127	4,251	—	—	—	4,251
Consumer:
Residential mortgages(3)	43	6,305	—	—	844	7,149
Home equity loans and lines of credit	22	1,023	—	—	594	1,617
Retail installment contracts and auto loans - originated	19,495	371,937	(37)	—	(70)	371,830
Retail installment contracts and auto loans - purchased	51,049	700,250	(1,374)	—	(335)	698,541
Personal unsecured loans	4,691	5,486	—	—	(27)	5,459
Other consumer	2	211	—	—	33	244
Total	75,439	$1,099,688	$(2,404)	$(4)	$3,599	$1,100,879

	Six-Month Period Ended June 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	12	$11,673	$(993)	$(4)	$2,551	$13,227
Middle market commercial real estate	1	14,439	—	—	—	14,439
Commercial and industrial	208	15,124	(34)	(2,679)	(1)	12,410
Consumer:
Residential mortgages(3)	89	14,171	—	(25)	591	14,737
Home equity loans and lines of credit	61	4,694	—	—	594	5,288
Retail installment contracts and auto loans - originated	26,526	509,687	(51)	—	(127)	509,509
Retail installment contracts and auto loans - purchased	119,507	1,674,181	(3,155)	—	(742)	1,670,284
Personal unsecured loans	9,159	10,880	—	—	(65)	10,815
Other consumer	17	1,131	—	—	25	1,156
Total	155,580	$2,255,980	$(4,233)	$(2,708)	$2,826	$2,251,865

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RIC, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2016 and June 30, 2015, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2016		2015		2016		2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	35	$1,068	12	$410	90	$3,068	22	$686
Consumer:
Residential mortgages	6	780	5	890	17	2,592	13	1,820
Home equity loans and lines of credit	3	155	6	674	8	496	11	937
RICs and auto loans	9,944	163,142	12,143	184,270	23,068	377,844	21,836	326,804
Unsecured loans	1,277	1,599	1,174	1,259	2,876	3,426	2,551	2,670
Other consumer	—	—	—	—	2	24	2	244
Total	11,265	$166,744	13,340	$187,503	26,061	$387,450	24,435	$333,161

(1)	The recorded investment represents the period-end balance at June 30, 2016 and 2015. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by the Company with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, to be a preferred lender (the "Chrysler Agreement"). Under the Chrysler Agreement, the Company had the first right to review and approve all prime consumer vehicle lease applications originated under the Chrysler Capital program (“Chrysler Capital”), the trade name used in providing services under the Chrysler Capital Agreement. SC provides servicing on all leases originated under this agreement.

Leased vehicles, net consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Leased vehicles	$13,114,696	$11,297,752
Origination fees and other costs	30,717	29,800
Manufacturer subvention payments, net of accretion	(1,209,870)	(1,048,713)
Leased vehicles, gross	11,935,543	10,278,839
Less: accumulated depreciation	(2,406,801)	(1,901,004)
Leased vehicles, net	$9,528,742	$8,377,835

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LEASED VEHICLES, NET (continued)

For the three-month and six-month periods ended June 30, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital. During the three-month and six-month periods ended June 30, 2015, the Company executed a bulk sale of leases originated under the Chrysler Capital program with depreciated net capitalized costs of $755.6 million and $1.3 billion, respectively, and a net book value of $666.3 million and $1.2 billion, respectively, to a third party. The bulk sales agreement included certain provisions under which SC agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SC retained servicing on the leases sold. Due to the accelerated depreciation permitted for tax purposes, this sale generated large taxable gains that SC deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2016 (in thousands):

Remainder of 2016	$872,726
2017	1,351,070
2018	633,342
2019	79,355
2020	1,000
Total	$2,937,493

Lease income for the three-month and six-month periods ended June 30, 2016 were $460.1 million and $881.6 million, respectively, compared to $339.7 million and $653.1 million, respectively, for the three-month and six-month periods ended June 30, 2015.

Lease expense for three-month and six-month periods ended June 30, 2016 were $322.2 million and $615.1 million, respectively, compared to $253.3 million and $494.3 million, respectively, for the three-month and six-month periods ended June 30, 2015.

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

Revolving credit facilities generally also utilize Trusts that are considered VIEs.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

On-balance sheet VIEs

The assets of consolidated VIEs, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used to settle obligations of the consolidated VIE and the liabilities of those consolidated entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets
Restricted cash	$2,026,940	$1,842,877
Loans(1)	23,499,551	23,494,541
Leased vehicles, net	8,065,227	6,497,310
Various other assets	580,634	630,017
Total Assets	$34,172,352	$32,464,745
Liabilities
Notes payable	$30,979,813	$30,628,837
Various other liabilities	90,097	85,844
Total Liabilities	$31,069,910	$30,714,681

(1) Includes $1.6 billion and $1.5 billion of RICs held for sale at June 30, 2016 and December 31, 2015, respectively.

Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. The amounts shown above are also impacted by purchase accounting marks from the “Change in Control”. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of June 30, 2016 and December 31, 2015, the Company was servicing $28.1 billion and $27.3 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Assets securitized	$6,325,637	$6,085,282	$9,947,134	$10,067,137

Net proceeds from new securitizations (1)	$5,118,309	$4,918,905	$7,820,313	$7,975,856
Net proceeds from sale of retained bonds	128,798	—	128,798	—
Cash received for servicing fees (2)	200,071	173,641	394,435	335,603
Net distributions from Trusts (2)	761,480	616,342	1,391,206	1,072,395
Total cash received from Trusts	$6,208,658	$5,708,888	$9,734,752	$9,383,854

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

During the three-month and six-month periods ended June 30, 2016, the Company executed no off-balance sheet securitizations with VIEs in which it has continuing involvement. As of June 30, 2016 and December 31, 2015, the Company was servicing $2.8 billion and $3.9 billion, respectively, of gross RICs in off-balance sheet securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Assets securitized	$—	$768,561	$—	$768,561

Net proceeds from new securitizations	$—	$785,983	$—	$785,983
Cash received for servicing fees	13,157	6,319	28,858	11,624
Total cash received from Trusts	$13,157	$792,302	$28,858	$797,607
NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the six-month period ended June 30, 2016:

	Consumer and Business Banking (1)	Auto Finance & Business Banking	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Total
	(in thousands)
Goodwill at December 31, 2015	$1,550,321	$445,923	$—	$1,297,055	$131,130	$1,019,960	$4,444,389
Disposals during the period	—	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—	—
Impairment during the period	—	—	—	—	—	—	—
Re-allocations during the period	329,983	(445,923)	870,411	(754,471)	—	—	—
Goodwill at June 30, 2016	$1,880,304	$—	$870,411	$542,584	$131,130	$1,019,960	$4,444,389

(1) Consumer and Business Banking were formerly designated as the Retail Banking segment and was renamed during the first quarter of 2016.
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

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2015, the Company determined that no impairment of goodwill was identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to a decline in SC's share price, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, the results of which required the Company to record an impairment of $4.5 billion. During the first half of 2016, the Company continued to evaluate SC's share price. The Company determined there is no requirement to perform a goodwill impairment test at June 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	June 30, 2016		December 31, 2015
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$485,232	$(94,768)	$504,839	$(75,161)
Chrysler relationship	102,500	(36,250)	110,000	(28,750)
Core deposit intangibles	—	(295,842)	763	(295,079)
Trade name (1)	17,700	(300)	—	—
Other intangibles	3,924	(25,985)	5,453	(24,455)
Total intangibles subject to amortization	609,356	(453,145)	621,055	(423,445)
Intangibles not subject to amortization:
Trade name (1)	—	—	18,000	—
Total Intangibles	$609,356	$(453,145)	$639,055	$(423,445)

(1) As of December 31, 2015, the trade name intangible asset was identified as an indefinite-lived intangible not subject to amortization. Effective April 1, 2016, management has determined this asset to be a definite-lived intangible with a remaining useful life of 15 years.

Amortization expense on intangible assets for the three-month and six-month periods ended June 30, 2016 were $14.8 million and $29.7 million, respectively, compared to $16.3 million and $33.1 million for the three-month and six-month periods ended June 30, 2015, respectively.

During the second quarter of 2016, the Company's core deposit intangibles and purchased credit card relationship intangibles associated with its 2006 acquisitions, which were amortized straight-line over a period of ten years, became fully-amortized.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2016	$58,062	$29,699	$28,363
2017	56,255	—	56,255
2018	55,902	—	55,902
2019	55,701	—	55,701
2020	55,641	—	55,641
Thereafter	357,494	—	357,494

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Income tax receivables	$419,396	$613,339
Derivative assets at fair value	555,127	355,169
Other repossessed assets	186,202	172,749
MSRs, at fair value	117,792	147,233
Prepaid expenses	171,928	162,879
OREO	37,432	38,959
Miscellaneous assets and receivables	482,447	403,487
Total other assets	$1,970,324	$1,893,815

Derivative assets at fair value represent the net amount of derivatives presented in the Condensed Consolidated Financial Statements, including the impact of amounts offsetting recognized assets. Refer to the offsetting of financial assets table in Note 11 to these Condensed Consolidated Financial Statements for the detail of these amounts.

The change in income tax receivable is related to the receipt of an IRS refund in the second quarter of 2016.

MSRs

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At June 30, 2016 and December 31, 2015, the balance of these loans serviced for others was $15.6 billion, and $15.9 billion, respectively. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Condensed Consolidated Statements of Operations. The fair value of the MSRs at June 30, 2016 and December 31, 2015 were $117.8 million and $147.2 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

For the three-month and six-month periods ended June 30, 2016, the Company recorded net changes in the fair value of MSRs due to valuation totaling $(11.5) million and $(25.8) million, respectively, compared to $21.2 million and $14.2 million for the corresponding periods in 2015.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Fair value at beginning of period	$130,742	$135,452	$147,233	$145,047
Mortgage servicing assets recognized	4,801	7,803	8,392	11,329
Principal reductions	(6,283)	(7,319)	(12,009)	(13,450)
Change in fair value due to valuation assumptions	(11,468)	21,211	(25,824)	14,221
Fair value at end of period	$117,792	$157,147	$117,792	$157,147

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER ASSETS (continued)

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.8 million and $21.6 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to $11.3 million and $22.5 million for the corresponding periods in 2015. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations of $6.6 million and $9.7 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to gains of $17.4 million and $23.6 million for the corresponding periods ended June 30, 2015.

Other repossessed assets and Other Real Estate Owned (“OREO")

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. Other real estate owned ("OREO") consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes, but is not limited to, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. This increased due to an increase in capitalized lease equipment.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2016		December 31, 2015
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$8,877,518	15.7%	$10,253,948	18.3%
Non-interest-bearing demand deposits	9,919,471	17.5%	8,240,023	14.7%
Savings	4,102,768	7.3%	3,956,165	7.0%
Customer repurchase accounts	833,882	1.5%	896,736	1.6%
Money market	24,468,371	43.3%	24,254,357	43.2%
Certificates of deposit	8,295,689	14.7%	8,513,003	15.2%
Total Deposits (1)	$56,497,699	100%	$56,114,232	100%

(1) Includes foreign deposits of $558.0 million and $495.9 million at June 30, 2016 and December 31, 2015, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $5.1 billion and $2.9 billion at June 30, 2016 and December 31, 2015, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $31.9 million and $25.2 million at June 30, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at June 30, 2016 was $46.8 billion, compared to $49.1 billion at December 31, 2015. The Company's debt agreements impose certain limitations on dividends, and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the six-month period ended June 30, 2016 or June 30, 2015.

On February 22, 2016, the Company issued a $1.5 billion of senior unsecured floating rate notes to Santander. The note had a floating rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 218 basis points with a maturity of August 22, 2017. The proceeds of the notes were used for general corporate purposes. During the quarter ended June 30, 2016 the Company repaid this note at par with no prepayment penalty.

On May 23, 2016, the Company issued $1.0 billion in aggregate principal amount of its 2.70% senior notes due May 2019 and $600 million in aggregate principal amount of its senior floating rate notes. These notes have a floating rate equal to the three-month LIBOR plus 145 basis points with a maturity of November 2017.

During the first quarter of 2016, the Bank terminated $1.3 billion of FHLB advances. As a consequence, the Company incurred costs of $32.9 million through the loss on debt extinguishment.

During the second quarter of 2016, the Bank terminated $1.5 billion of FHLB advances. As a consequence, the Company incurred costs of $45.6 million through a loss on debt extinguishment.

Parent Company Borrowings and Debt Obligations

The following table presents information regarding the Parent Company borrowings and other debt obligations at the dates indicated:

	June 30, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
4.625% senior notes, due April 2016	$—	—%	$475,723	4.85%
Senior notes, due November 2017(1)	598,263	2.33%	—	—%
3.45% senior notes, due August 2018	498,198	3.62%	497,800	3.62%
2.70% senior notes, due May 2019	996,226	2.84%	—	—%
2.65% senior notes, due April 2020	993,907	2.82%	993,151	2.82%
4.50% senior notes, due July 2025	1,094,717	4.56%	1,094,483	4.56%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,786	7.91%	69,775	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,419	2.44%	149,404	2.18%
Common securities - Capital Trust IX	4,640	2.44%	4,640	2.18%
Total Parent Company borrowings and other debt obligations	$4,415,156	3.36%	$3,294,976	3.91%

(1) These notes bear interest at a rate equal to three-month LIBOR plus 145 basis points per annum.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$747,257	2.24%	$746,381	2.24%
Senior notes, due January 2018(1)	249,557	1.68%	249,415	1.31%
8.750% subordinated debentures, due May 2018	498,520	8.92%	498,175	8.92%
Subordinated term loan, due February 2019	125,188	6.53%	130,899	6.15%
FHLB advances, maturing through July 2019	9,000,000	1.05%	13,885,000	1.40%
REIT preferred, due May 2020	155,692	13.45%	154,930	13.66%
Subordinated term loan, due August 2022	29,648	8.28%	30,344	7.89%
Total Bank borrowings and other debt obligations	$10,805,862	1.77%	$15,695,144	1.85%

(1) These notes will bear interest at a rate equal to three-month LIBOR plus 93 basis points per annum.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$449,585	2.27%	$621,893	$18,030
Warehouse line, due July 2016(2)	266,084	1.72%	371,360	—
Warehouse line, due November 2016(3)	175,000	2.00%	—	—
Warehouse line, due November 2016(3)	250,000	2.00%	—	2,502
Warehouse line, due June 2017	124,396	3.10%	300,020	25,055
Warehouse line, due July 2017(4)	843,820	1.49%	957,299	26,983
Warehouse line, due July 2017(5)	2,775,843	1.44%	4,234,607	60,400
Warehouse line, due December 2017	576,777	2.39%	821,314	26,889
Warehouse line, due January 2018	91,500	3.08%	127,284	4,167
Warehouse line, due March 2018(6)	428,899	1.52%	609,417	18,123
Repurchase facility, due May 2017(7)	787,703	2.71%	—	31,763
Repurchase facility, due April 2017(7)	235,509	1.79%	—	—
Line of credit with related party, due December 2016(8)	1,000,000	2.71%	—	—
Line of credit with related party, due December 2016(8)	500,000	2.75%	—	—
Line of credit with related party, due December 2018(8)	550,000	2.80%	—	—
Total SC revolving credit facilities	$9,055,116	2.04%	$8,043,194	$213,912
(1) As of June 30, 2016, half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.
(2) As of December 31, 2015 this warehouse line was due in June 2016. It was subsequently amended in July 2016 to extend the maturity to January 2018.
(3) These lines are collateralized by residuals retained by SC.
(4) This line is held exclusively for financing Chrysler Capital loans.
(5) This line is held exclusively for financing Chrysler Capital leases.
(6) As of December 31, 2015 this warehouse line was due in September 2017.
(7) This repurchase facility is collateralized by securitization notes payable retained by SC. No portion of this facility is unsecured. These facilities have rolling maturities up to 180 days.
(8) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of June 30, 2016, $1.4 billion of the aggregate outstanding balances on these credit facilities was unsecured.

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

(1) As of June 30, 2016, half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.
(2) These lines are collateralized by residuals retained by SC.
(3) This line is held exclusively for financing Chrysler Capital loans.
(4) This line is held exclusively for financing Chrysler Capital leases.
(5) In December 2015, the commitment on this warehouse line was amended to extend the commitment termination date to December 2017.
(6) This repurchase facility is collateralized by securitization notes payable retained by SC. No portion of this facility is unsecured. This facility has rolling 30-day and 180-day maturities.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of June 30, 2016, $1.4 billion of the aggregate outstanding balances on these credit facilities was unsecured.

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1)	$14,202,169	$30,001,112	0.89% - 2.46%	$18,399,755	$1,457,747
SC privately issued amortizing notes, maturing on various dates(1)	8,303,636	13,035,991	0.88% - 2.86%	11,763,437	494,816
Total SC secured structured financings	$22,505,805	$43,037,103	0.88% - 2.86%	$30,163,192	$1,952,563

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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company's securitizations and private issuances are collateralized by RICs or vehicle leases.

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly the Overnight Indexed Swap ("OIS") rate or LIBOR), security price, credit spread or other index. Derivative balances are presented on a gross basis taking into consideration the effects of legally enforceable master netting agreements.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of June 30, 2016, derivatives in this category had a fair value of $19.9 million. The credit ratings of the Company and Bank are currently considered investment grade. The Company estimates as of June 30, 2016 that a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's would require the Company to post up to an additional $2.1 million or $2.7 million of collateral, respectively, to comply with existing derivative agreements.

As of June 30, 2016 and December 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $131.3 million and $128.1 million, respectively. The Company had $112.0 million and $128.8 million in cash and securities collateral posted to cover those positions as of June 30, 2016 and December 31, 2015, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2016 and 2015. The last of the hedges is scheduled to expire in November 2019.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2016 and 2015. As of June 30, 2016, the Company expects $0.8 million of gross losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2016 and December 31, 2015 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
June 30, 2016
Fair value hedges:
Interest rate swaps	$42,000	$575	$575	2.06%	2.06%	2.98
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	9,430,103	45	94,499	0.51%	1.06%	2.79
Total	$9,472,103	$620	$95,074	0.52%	1.06%	2.79

December 31, 2015
Fair Value hedges:
Cross-currency swaps	$16,390	$3,695	$92	4.76%	4.75%	0.11
Interest rate swaps	318,000	47	2,006	1.07%	2.31%	3.50
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	11,030,431	7,295	23,047	0.32%	1.13%	3.00
Total	$11,364,821	$11,037	$25,145	0.35%	1.17%	3.01

See Note 13 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity. Cross-currency swaps designated as hedges matured during the first quarter of 2016.

During the second quarter of 2016, the Company terminated cash flow hedges with a notional value of $1.5 billion. Losses of $20.6 million deferred in accumulated other comprehensive income will be reclassified to interest expense in the periods during which the hedged cash flows occur. Also, fair value hedges with a notional value of $356 million were terminated in tandem with the sale of the hedged investments.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements, as well as derivatives to hedge interest rate risk on SC secured structured financings and the borrowings under its revolving credit facilities. SC uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by Trusts and borrowings under its warehouse facilities. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for the hedging instrument and the hedged item.

Mortgage Banking Derivatives

The Company's derivatives portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Company originates fixed-rate residential mortgages. It sells a portion of this production to the FHLMC, the Federal National Mortgage Association ("FNMA"), and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2016 and December 31, 2015 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$661,980	$396,518	$—	$542	$7,996	$—
Interest rate lock commitments	380,757	187,930	9,978	2,540	—	—
Mortgage servicing	435,000	435,000	24,734	679	3,729	3,502
Total mortgage banking risk management	1,477,737	1,019,448	34,712	3,761	11,725	3,502

Customer related derivatives:
Swaps receive fixed	9,735,090	9,060,134	419,483	205,397	1	6,023
Swaps pay fixed	9,975,469	9,273,627	193	16,183	386,146	177,114
Other	2,859,230	3,035,085	49,083	53,418	48,235	52,502
Total customer related derivatives	22,569,789	21,368,846	468,759	274,998	434,382	235,639

Other derivative activities:
Foreign exchange contracts	2,605,759	2,513,305	31,846	30,262	31,512	30,144
Interest rate swap agreements	1,582,000	2,399,000	—	1,176	7,225	2,481
Interest rate cap agreements	8,851,540	10,013,912	6,547	32,950	—	—
Options for interest rate cap agreements	8,851,540	10,013,912	—	—	6,550	32,977
Total return settlement	1,404,726	1,404,726	—	—	53,543	53,432
Other	1,006,199	899,394	19,390	11,146	20,864	14,553
Total	$48,349,290	$49,632,543	$561,254	$354,293	$565,801	$372,728

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2016 and 2015:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity(1)	Line Item	2016	2015	2016	2015
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$—	$185	$174	$149
Interest rate swaps	Miscellaneous income	6,253	1,541	1,769	(1,452)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(1,462)	(3,731)	(4,125)	(8,182)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(4,625)	9,122	(8,537)	8,935
Interest rate lock commitments	Mortgage banking income	2,986	(5,115)	7,438	(1,178)
Mortgage servicing	Mortgage banking income	8,757	(9,215)	23,827	(10,434)
Customer related derivatives	Miscellaneous income	(6,481)	654	(4,971)	1,072
Foreign exchange	Miscellaneous income	(7)	(990)	216	(1,864)
SC non-hedging derivatives	Miscellaneous income	(698)	6,854	(6,197)	4,457
	Net interest income	15,033	19,316	30,172	37,360
	Other administrative expense	(1,364)	(2,078)	(2,680)	(14,033)
Other	Miscellaneous income	2,870	987	1,739	(458)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2016
Fair value hedges	$575	$—	$575	$—	$—	$575
Cash flow hedges	45	—	45	—	—	45
Other derivative activities(1)	551,276	6,747	544,529	4,663	6,394	533,472
Total derivatives subject to a master netting arrangement or similar arrangement	551,896	6,747	545,149	4,663	6,394	534,092
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	9,978	—	9,978	—	—	9,978
Total Derivative Assets	$561,874	$6,747	$555,127	$4,663	$6,394	$544,070

Total Financial Assets	$561,874	$6,747	$555,127	$4,663	$6,394	$544,070

December 31, 2015
Fair value hedges	$3,742	$—	$3,742	$—	$—	$3,742
Cash flow hedges	7,295	—	7,295	—	—	7,295
Other derivative activities(1)	351,761	10,161	341,600	8,008	16,424	317,168
Total derivatives subject to a master netting arrangement or similar arrangement	362,798	10,161	352,637	8,008	16,424	328,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,532	—	2,532	—	—	2,532
Total Derivative Assets	$365,330	$10,161	$355,169	$8,008	$16,424	$330,737

Total Financial Assets	$365,330	$10,161	$355,169	$8,008	$16,424	$330,737

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2016
Fair value hedges	$575	$—	$575	$—	$—	$575
Cash flow hedges	94,499	—	94,499	—	82,473	12,026
Other derivative activities(1)	511,129	83,758	427,371	3,037	346,646	77,688
Total derivatives subject to a master netting arrangement or similar arrangement	606,203	83,758	522,445	3,037	429,119	90,289
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	54,672	—	54,672	—	—	54,672
Total Derivative Liabilities	$660,875	$83,758	$577,117	$3,037	$429,119	$144,961

Total Financial Liabilities	$660,875	$83,758	$577,117	$3,037	$429,119	$144,961

December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047	—	23,047	—	39,388	(16,341)
Other derivative activities(1)	319,296	77,734	241,562	4,265	208,305	28,992
Total derivatives subject to a master netting arrangement or similar arrangement	344,441	77,734	266,707	4,352	258,295	4,060
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	53,432	—	53,432	—	—	53,432
Total Derivative Liabilities	$397,873	$77,734	$320,139	$4,352	$258,295	$57,492

Total Financial Liabilities	$397,873	$77,734	$320,139	$4,352	$258,295	$57,492

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES

Income tax provisions of $134.6 million and $200.0 million were recorded for the three-month and six-month periods ended June 30, 2016, respectively, compared to $125.1 million and $162.0 million for the corresponding periods in 2015. This resulted in effective tax rates of 34.7% and 37.2% for the three-month and six-month periods ended June 30, 2016, respectively, compared to 31.0% and 28.6% for the corresponding periods in 2015.

The Company recognized discrete income tax provisions of $3.6 million and $6.6 million, respectively, for the three-month and six-month periods ended June 30, 2016 and discrete income tax benefits of $10.2 million and $32.2 million, respectively, for the three-month and six-month periods ended June 30, 2015, which resulted in the higher effective tax rates for the three-month and six-month periods ended June 30, 2016.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of June 30, 2016.

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. On March 11, 2016, the IRS filed a notice of appeal. The appeal was heard in the First Circuit on November 9, 2016.

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

The Company has not changed its reserve position as of June 30, 2016, and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

With few exceptions, the Company is no longer subject to federal, state and non-US income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and six-month periods ended June 30, 2016, and 2015, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2016			March 31, 2016		June 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(16,806)	$627	$(16,179)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	1,462	(55)	1,407
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(15,344)	572	(14,772)	$(49,109)	$(14,772)	$(63,881)

Change in unrealized gains/(losses) on investment securities available-for-sale	84,909	(33,295)	51,614
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(31,339)	12,289	(19,050)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	34	(13)	21
Reclassification adjustment for net (gains)/losses included in net income	(31,305)	12,276	(19,029)
Net unrealized gains/(losses) on investment securities available-for-sale	53,604	(21,019)	32,585	48,898	32,585	81,483

Pension and post-retirement actuarial gain/(loss) (4)	929	(364)	565	(26,468)	565	(25,903)

As of June 30, 2016	$39,189	$(20,811)	$18,378	$(26,679)	$18,378	$(8,301)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Six-Month Period Ended June 30, 2016			December 31, 2015		June 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(81,001)	$31,164	$(49,837)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	4,125	(1,587)	2,538
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(76,876)	29,577	(47,299)	$(16,582)	$(47,299)	$(63,881)

Change in unrealized gains/(losses) on investment securities available-for-sale	350,084	(137,526)	212,558
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(57,770)	22,694	(35,076)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	44	(17)	27
Reclassification adjustment for net (gains)/losses included in net income	(57,726)	22,677	(35,049)
Net unrealized gains/(losses) on investment securities available-for-sale	292,358	(114,849)	177,509	(96,026)	177,509	81,483

Pension and post-retirement actuarial gains/(losses)(4)	1,858	(728)	1,130	(27,033)	1,130	(25,903)

As of June 30, 2016	$217,340	$(86,000)	$131,340	$(139,641)	$131,340	$(8,301)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2015			March 31, 2015		June 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$7,763	$(2,891)	$4,872
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	3,732	(1,390)	2,342
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,495	(4,281)	7,214	$(29,375)	$7,214	$(22,161)

Change in unrealized (losses)/gains on investment securities available-for-sale	(133,445)	51,195	(82,250)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(10,799)	4,143	(6,656)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(419)	673
Reclassification adjustment for net (gains)/losses included in net income	(9,707)	3,724	(5,983)
Net unrealized (losses)/gains on investment securities available-for-sale	(143,152)	54,919	(88,233)	13,475	(88,233)	(74,758)

Pension and post-retirement actuarial gains/(losses)(3)	1,018	(581)	437	(29,020)	437	(28,583)

As of June 30, 2015	$(130,639)	$50,057	$(80,582)	$(44,920)	$(80,582)	$(125,502)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Six-Month Period Ended Jun 30, 2015			December 31, 2014		June 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(21,246)	$8,395	$(12,851)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments(1)	8,183	(3,233)	4,950
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(13,063)	5,162	(7,901)	$(14,260)	$(7,901)	$(22,161)

Change in unrealized (losses)/gains on investment securities available-for-sale	(15,664)	5,689	(9,975)
Reclassification adjustment for net(losses)/gains included in net income/(expense) on non-OTTI securities (2)	(20,356)	7,393	(12,963)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(397)	695
Reclassification adjustment for net (losses)/gains included in net income	(19,264)	6,996	(12,268)
Net unrealized (losses)/gains on investment securities available-for-sale	(34,928)	12,685	(22,243)	(52,515)	(22,243)	(74,758)

Pension and post-retirement actuarial gains/(losses)(3)	2,036	(984)	1,052	(29,635)	1,052	(28,583)

As of June 30, 2015	$(45,955)	$16,863	$(29,092)	$(96,410)	$(29,092)	$(125,502)

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit (1)	$22,886,984	$31,379,039
Letters of credit	1,824,432	1,832,884
Recourse exposure on sold loans	71,682	70,394
Commitments to sell loans	104,475	56,982
Total commitments	$24,887,573	$33,339,299

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

During the three-month and six-month periods ended June 30, 2016, SBNA transferred and settled $3.7 billion and $6.0 billion, respectively, of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $4.2 million and a loss on sale of $2.1 million, respectively. Subsequent to June 30, 2016 but prior to the issuance of these financial statements, SBNA transferred and settled an additional $528.0 million of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $0.5 million.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
1 year or less	$4,557,649	$6,451,239
Over 1 year to 3 years	4,690,687	5,250,512
Over 3 years to 5 years	5,158,780	12,136,625
Over 5 years (1)	8,479,868	7,540,663
Total	$22,886,984	$31,379,039

(1) Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding greater than 5 years.

Unsecured Revolving Lines of Credit

Such commitments, included in the Commitments to extend credit table above, arise primarily from agreements with customers for unused lines of credit on unsecured revolving accounts and credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualifications.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 13.2 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2016 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments and were immaterial to the Company’s financial statements at June 30, 2016. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of June 30, 2016 and December 31, 2015, the liability related to these letters of credit was $25.3 million and $29.9 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at June 30, 2016 and December 31, 2015 were lines of credit outstanding of $130.0 million and $117.5 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
1 year or less	$1,349,822	$1,230,424
Over 1 year to 3 years	352,120	308,634
Over 3 years to 5 years	97,783	268,946
Over 5 years	24,707	24,880
Total	$1,824,432	$1,832,884

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $466.5 million as of June 30, 2016 and $552.1 million as of December 31, 2015. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of June 30, 2016 and $34.4 million as of December 31, 2015, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2016 and December 31, 2015, the Company had $5.5 million and $6.8 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

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

SC Commitments

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans it has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.

Under terms of agreements with LendingClub, SC was previously committed to purchase a portion of "near-prime" (as that term is defined in the agreements) originations through July 2017.  On October 9, 2015, SC sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.

SC committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. As of June 30, 2016 and December 31, 2015, SC was obligated to purchase $12.4 million and $12.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. The retailer also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer ("OEM") other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC pays the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of June 30, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s retail installment contract sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.
Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue-sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. SC had accrued $15.0 million and $12.1 million at June 30, 2016 and December 31, 2015, respectively, related to these obligations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC has a flow agreement with Bank of America under which SC is committed to sell up to a specified amount of eligible loans to Bank of America each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350.0 million of eligible loans each month, and to change the required written notice period from either party to terminate the agreement from 120 days to 90 days. Subsequently, on July 27, 2016, SC and Bank of America further amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to the original contractual amount of $300.0 million from $350.0 million. On October 27, 2016, Bank of America notified the Company that it is terminating the flow agreement effective January 31, 2017. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. SC had accrued $8.6 million and $6.3 million at June 30, 2016 and December 31, 2015, respectively, related to this obligation.

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. On June 25, 2015, SC and CBP amended the flow agreement to reduce, effective August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement. SC retains servicing on the loans sold and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. SC had accrued $2.3 million and $3.4 million at June 30, 2016 and December 31, 2015, respectively, related to this loss-sharing obligation.

As of June 30, 2016, SC is party to a forward flow asset sale agreement with a third party under terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million in proceeds. Any sale after total sales have reached $275.0 million is subject to a market price check. As of June 30, 2016 and December 31, 2015, the remaining aggregate commitment was $168.5 million and $200.7 million, respectively.

In connection with the bulk sales of Chrysler Capital leases to a third party, SC is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability, net, was $1.0 million and $2.9 million, net, as of June 30, 2016 and December 31, 2015, respectively.

Pursuant to the terms of a Separation Agreement among former SC CEO Thomas G. Dundon, SC, DDFS LLC, SHUSA and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, the Company will accrue and pay Mr. Dundon a cash payment of up to $115.1 million.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Litigation and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are routinely parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, inspections, information-gathering requests, inquiries and investigations, including by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Office of the Comptroller of the Currency (the “OCC”), the Consumer Financial Protection Bureau (the “CFPB”), the Federal Deposit Insurance Corporation (the “FDIC”), the Department of Justice (the “DOJ”), the SEC, state attorneys general, and other governmental, enforcement and regulatory authorities.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, enforcement, or regulatory matter develops, the Company in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, during which quarter an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain of the Company's legal matters, the Company is able to estimate a range of reasonably possible losses. For other matters for which some loss is probable or reasonably possible, such an estimate is not possible. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves at June 30, 2016 are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company.

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

Other Regulatory and Governmental Matters

Foreclosure Matters

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by the Federal Housing Financing Agency, the FNMA or the FHLMC. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

On June 16, 2015, the Bank entered into a consent order with the OCC (the "order") amending a prior consent order issued by the Office of Thrift Supervision in 2011 as well as the 2013 amendment to the Order (the “2015 Amendment”). The 2015 Amendment outlined nine actionable items that remained outstanding from the Order, and imposed certain supervisory restrictions on the Bank's mortgage origination and servicing business. These restrictions required the Bank to obtain prior supervisory non objection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers. The Bank has addressed the nine actionable items. On February 8, 2016, the OCC terminated the Order in its entirety and assessed a civil monetary penalty of $3.4 million, which has been paid by the Bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Sovereign Identity Theft Protection Product ("SIP") Matter

In 2014, the Bank commenced discussions with the OCC to address concerns that some customers may have paid for but did not receive certain benefits of SIP, an identity theft protection product, from the Bank's third-party vendor. In response to those concerns, as of June 30, 2016, the Bank had made $37.3 million in total remediation payments to customers. Notwithstanding those payments, on March 26, 2015, the Bank entered into a Consent Cease and Desist Order ("SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. As indicated above, as of the end of 2014, all customers had been mailed a refund representing the amount paid for product enrollment.

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation was $5.2 million. On June 26, 2015, the Bank sent its formal response to the SIP Consent Order. On October 15, 2015, the OCC responded objecting to the Bank's response and proposed reimbursement and action plans. On December 14, 2015, the Bank re-submitted a revised response and enhanced reimbursement and action plans. On December 21, 2015 received a notice of non-objection to that response and those plans from the OCC. Since that time, the actions and remediation set forth in the action plans are underway as is ongoing reporting to the OCC.

Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions through a third party vendor. On July 14, 2016, the Bank entered into a Consent Order with the CFPB regarding the Bank’s overdraft coverage practices for ATM and onetime debit card transactions. Pursuant to the terms of the Consent Order, the Bank paid a civil monetary penalty of $10.0 million and agreed to validate the overdraft coverage elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions as a result of telemarketing by the third party vendor. The Bank is also required to make certain changes to its third party vendor oversight policy and its customer complaint policy. The Bank is working to meet the Consent Order requirements. However, it is possible that additional regulatory action could be taken and/or litigation filed as a result of these issues.

SC Matters

Periodically, SC is party to, or otherwise involved in, various lawsuits and other legal proceedings and supervisory and regulatory enforcement actions that arise in the ordinary course of business.

On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the Deka Lawsuit). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, State of Texas, captioned Kumar v. Santander Consumer USA Holdings, et al., No. DC-14-11783, which was subsequently removed to the United States District Court, Northern District of Texas and re-captioned Kumar v. Santander Consumer USA Holdings, et al., No. 3:14-CV-3746 (the Kumar Lawsuit).

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Both the Deka Lawsuit and the Kumar Lawsuit were brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO on behalf of a class consisting of those who purchased or otherwise acquired securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The amended class action complaint in the Deka Lawsuit alleges that SC's registration statement and prospectus and certain subsequent public disclosures contained misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act") and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, SC and the individual defendants moved to dismiss the amended class action complaint and on June 13, 2016, the motion to dismiss was denied.

On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the Feldman Lawsuit). The Feldman Lawsuit names as defendants current and former members of SC’s Board, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s subprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC's securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that SC made false or misleading statements, as well as failed to disclose material adverse facts in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with SC's change in its methodology for estimating its ACL and correction of such allowance for prior periods in SC’s Annual Report on Form 10-K/A for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seek damages and other relief.

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of the SC’s Board, and names the SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with the SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief.

Further, SC is party to, or is periodically otherwise involved in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under the Financial Institutions Reform, Recovery, and Enforcement Act, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since January 1, 2011. SC also has received civil subpoenas from various state attorneys general requesting similar documents and communications. SC is complying with the requests for information and document preservation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

On November 4, 2015, SC entered into an Assurance of Discontinuance ("AOD") with the Office of Attorney General of the Commonwealth of Massachusetts (the Massachusetts AG). The Massachusetts Attorney General alleged that SC violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of guaranteed auto protection ("GAP") charges in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay $150,000 to the Massachusetts Attorney General to reimburse its costs of implementing the AOD.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolved the DOJ's claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act ("SCRA"). The consent order required SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per servicemember for each instance in which SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, and requires SC to undertake certain additional remedial measures. SC has made the required payments to servicemembers who have been identified, and continues to send out notices to determine whether any other servicemembers were affected by these activities.

On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the Equal Credit Opportunity Act (the "ECOA") regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that it has initiated, based on the referral from the CFPB, an investigation under the ECOA of SC's pricing of automobile loans.

SHUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company or its subsidiaries.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 12 to the Condensed Consolidated Financial Statements of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015. During the three-month and six-month periods ended June 30, 2016, SBNA transferred and settled $3.7 billion and $6.0 billion, respectively, of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $4.2 million and a loss on sale of $2.1 million; see Note 14. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. Because the Call Transaction was not completed before the Call End Date, interest began accruing on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that will ultimately be sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan which, as of June 30, 2016 and December 31, 2015, had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement.

On August 31, 2016, Santander exercised its option to become the direct obligor of the Company’s Call Obligation in accordance with the Shareholders Agreement dated as of January 28, 2014 among Mr. Dundon, DDFS, SC and Santander. It is expected that Santander will subsequently contribute the DDFS Shares to the Company, which will be accounted for by the Company as an equity contribution. To date, the Call Transaction has not been consummated and remains subject to the completion of all conditions and required regulatory approvals.

NOTE 16. FAIR VALUE

General

As of June 30, 2016, $20.7 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. None of these financial instruments was measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $18.8 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $1.9 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 9.2% of total assets measured at fair value and approximately 1.5% of total consolidated assets.

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

There were no transfers between Levels 1, 2 or 3 during the three-month and six-month periods ended June 30, 2016 and June 30, 2015 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$—	$2,004,753	$—	$2,004,753
Asset-backed securities	—	413,152	1,526,691	1,939,843
State and municipal securities	—	33	—	33
Mortgage backed securities	—	15,463,185	—	15,463,185
Total investment securities available-for-sale(1)	—	17,881,123	1,526,691	19,407,814
Retail installment contracts held-for-investment	—	—	250,703	250,703
Loans held-for-sale(2)	—	345,191	—	345,191
Mortgage servicing rights	—	—	117,792	117,792
Derivatives:
Fair value	—	575	—	575
Cash flow	—	45	—	45
Mortgage banking interest rate lock commitments	—	—	9,978	9,978
Customer related	—	468,759	—	468,759
Foreign exchange	—	31,846	—	31,846
Mortgage servicing	—	24,734	—	24,734
Interest rate cap agreements	—	6,547	—	6,547
Other	—	19,390	—	19,390
Total financial assets	$—	$18,778,210	$1,905,164	$20,683,374
Financial liabilities:
Derivatives:
Fair value	$—	$575	$—	$575
Cash flow	—	94,499	—	94,499
Mortgage banking forward sell commitments	—	7,996	—	7,996
Customer related	—	434,382	—	434,382
Total return swap	—	—	639	639
Foreign exchange	—	31,512	—	31,512
Mortgage servicing	—	3,729	—	3,729
Interest rate swaps	—	7,225	—	7,225
Option for interest rate cap	—	6,550	—	6,550
Total return settlement	—	—	53,543	53,543
Other	—	19,982	243	20,225
Total financial liabilities	$—	$606,450	$54,425	$660,875

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at June 30, 2016 includes $10.8 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2016
Impaired loans held-for-investment	$—	$306,073	$25,181	$331,254
Foreclosed assets	—	24,765	—	24,765
Vehicle inventory	—	232,348	—	232,348
Loans held for sale	—	—	1,019,142	1,019,142

December 31, 2015
Impaired loans held-for-investment	$—	$122,792	$326	$123,118
Foreclosed assets	—	27,574	—	27,574
Vehicle inventory	—	204,120	—	204,120
Loans held for sale	—	—	2,040,813	2,040,813
Goodwill	—	—	1,019,960	1,019,960
Indefinite lived intangibles	—	—	18,000	18,000

Valuation Processes and Techniques

Impaired LHFI represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ALLL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are considered Level 3 inputs. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $218.2 million and $91.3 million at June 30, 2016 and December 31, 2015, respectively.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2016	2015	2016	2015
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$(10,789)	$(1,731)	$(97,796)	$(2,261)
Foreclosed assets	Miscellaneous income(1)	(249)	(416)	(2,062)	(1,027)
Loans held for sale	Miscellaneous income(1)	(94,767)	—	(158,980)	—
		$(105,805)	$(2,147)	$(258,838)	$(3,288)

(1) These amounts reduce Miscellaneous income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

Three-Month Period Ended June 30, 2016
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2016	$1,640,423	$285,811	$130,742	$(47,223)	$2,009,753
Gains in other comprehensive income	624	—	—	—	624
Gains/(losses) in earnings	—	26,606	(11,468)	1,064	16,202
Additions/Issuances	220,841	—	4,801	—	225,642
Settlements(1)	(335,197)	(61,714)	(6,283)	1,712	(401,482)
Balance, June 30, 2016	$1,526,691	$250,703	$117,792	$(44,447)	$1,850,739
Changes in unrealized gains/(losses) included in earnings related to balances still held at June 30, 2016	$—	$26,606	$(11,468)	$(1,922)	$13,216

Six-Month Period Ended June 30, 2016
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$(51,286)	$1,784,842
Gains in other comprehensive income	2,209	—	—	—	2,209
Gains/(losses) in earnings	—	53,355	(25,824)	4,074	31,605
Additions/Issuances	499,527	—	8,392	—	507,919
Settlements(1)	(335,285)	(131,307)	(12,009)	2,765	(475,836)
Balance, June 30, 2016	$1,526,691	$250,703	$117,792	$(44,447)	$1,850,739
Changes in unrealized gains/(losses) included in earnings related to balances still held at June 30, 2016	$—	$53,355	$(25,824)	$(3,364)	$24,167

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended June 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2015	$1,514,517	$676,097	$135,452	$(52,951)	$2,273,115
Losses in other comprehensive income	(8,433)	—	—	—	(8,433)
Gains/(losses) in earnings	—	94,049	21,211	(7,341)	107,919
Additions/Issuances	344,622	—	7,803	—	352,425
Settlements(1)	(311,223)	(275,495)	(7,319)	2,700	(591,337)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$(57,592)	$2,133,689
Changes in unrealized gains/(losses) included in earnings related to balances still held at June 30, 2015	$—	$94,049	$21,211	$(2,227)	$113,033

Six-Month Period Ended June 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,178)	$2,212,423
Losses in other comprehensive income	(3,654)	—	—	—	(3,654)
Gains/(losses) in earnings	—	180,541	14,221	(15,470)	179,292
Additions/Issuances	598,595	—	11,329	—	609,924
Settlements(1)	(323,101)	(531,801)	(13,450)	4,056	(864,296)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$(57,592)	$2,133,689
Changes in unrealized gains/(losses) included in earnings related to balances still held at June 30, 2015	$—	$180,541	$14,221	$(14,292)	$180,470

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

The gains in earnings reported in the table above related to the RICs held for investment for which the Company elected the FVO are driven by three primary factors: 1) the recognition of interest income 2) recoveries of previously charged-off RICs and 3) actual performance of the portfolio since the Change in Control. Recoveries from RICs that were charged-off at the Change in Control date are a direct increase to the gain recognized within the portfolio. In accordance with ASC 805, Business Combinations, the Company did not ascribe a fair value to the portfolio of sub-prime charged-off RICs at the Change in Control date. Recoveries of previously charged off loans are usually recorded as a reduction to charge-offs in the period in which the recovery is made, however, in instances where the FVO is elected, it will flow through the fair value mark. At the Change in Control date, the unpaid principal balance of the previously charged-off RIC portfolio was approximately $3.0 billion.

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

RICs held-for-investment

For certain RICs held-for-investment, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, RICs held-for-investment for which the Company has elected FVO are classified as Level 3.

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

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans as well as the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, and are not significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. Gains and losses on residential mortgage LHFS are recognized in the Condensed Consolidated Statements of Operations through Miscellaneous income. See further discussion below in the section captioned "FVO for Financial Assets and Financial Liabilities."

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.4 million and $10.2 million, respectively, at June 30, 2016.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.8 million and $7.4 million, respectively, at June 30, 2016.

Significant increases/(decreases) in any of those inputs in isolation would result in significantly (lower)/higher fair value measurements. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase, and decrease when market interest rates decline and/or credit and liquidity conditions improve.

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

The Company incorporates credit valuation adjustments in the fair value measurement of its derivatives to reflect the counterparty's nonperformance risk in the fair value measurement of its derivatives, except for those derivative contracts with associated credit support annexes which provide credit enhancements, such as collateral postings and guarantees.

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

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,476,049	Discounted Cash Flow	Discount Rate (1)	0.84% - 1.56% (1.04%)
Sale-leaseback securities	$50,642	Consensus Pricing (2)	Offered quotes (3)	128.96%
Retail installment contracts held-for-investment	$250,703	Discounted Cash Flow	Prepayment rate (CPR) (4)	9.50%
			Discount Rate (5)	9.50% - 14.50% (10.29%)
			Recovery Rate (6)	25.00% - 43.00% (28.69%)
Mortgage servicing rights	$117,792	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.09% - 30.99% (12.97%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$9,978	Discounted Cash Flow	Pull through percentage (9)	77.20%
			MSR value (10)	0.74% - 1.06% (1.04%)
Financial Liabilities:
Total return settlement	$53,543	Discounted Cash Flow	Discount Rate (4)	8.12%

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
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,977,783	$2,977,783	$2,977,783	$—	$—
Available-for-sale investment securities(1)	19,407,814	19,407,814	—	17,881,123	1,526,691
Loans held-for-investment, net	76,895,508	77,647,383	—	306,073	77,341,310
Loans held-for-sale	3,257,158	3,295,684	—	345,191	2,950,493
Restricted cash	3,038,136	3,038,136	3,038,136	—	—
Mortgage servicing rights	117,792	117,792	—	—	117,792
Derivatives	561,874	561,874	—	551,896	9,978

Financial liabilities:
Deposits	56,497,699	56,526,089	48,202,010	8,324,079	—
Borrowings and other debt obligations	46,781,939	47,170,983	—	38,115,867	9,055,116
Derivatives	660,875	660,875	—	606,450	54,425

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,992,042	$4,992,042	$4,992,042	$—	$—
Available-for-sale investment securities(1)	20,841,008	20,841,008	—	19,480,768	1,360,240
Loans held-for-investment, net	76,213,081	76,290,862	—	122,792	76,168,070
Loans held-for-sale	3,183,282	3,195,513	—	236,760	2,958,753
Restricted cash	2,429,729	2,429,729	2,429,729	—	—
Mortgage servicing rights	147,233	147,233	—	—	147,233
Derivatives	365,330	365,330	—	362,780	2,550

Financial liabilities:
Deposits	56,114,232	56,121,954	47,601,229	8,520,725	—
Borrowings and other debt obligations	49,086,103	49,320,778	—	40,117,999	9,202,779
Derivatives	397,873	397,873	—	344,037	53,836

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at June 30, 2016 and December 31, 2015 includes $10.8 million and $10.5 million, respectively, of equity securities that are not presented within these tables in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.

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

As of June 30, 2016 and December 31, 2015, the Company had $3.0 billion and $2.4 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to the Company for other borrowings with similar terms and remaining maturities. Certain other debt obligation instruments are valued using available market quotes for similar instruments, which contemplates issuer default risk. The related fair value measurements have generally been classified as Level 2. A certain portion of debt, relating to revolving credit facilities, is classified as Level 3. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements and, therefore, they are considered to be Level 3.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value as of June 30, 2016.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
June 30, 2016
Loans held-for-sale(1)	$345,191	$334,972	$10,219
Nonaccrual loans	—	—	—
Retail installment contracts held-for-investment	$250,703	$322,101	$(71,398)
Nonaccrual loans	21,230	33,194	(11,964)

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

The Company's residential MSRs had an aggregate fair value of $117.8 million at June 30, 2016. Changes in fair value totaling a loss of $25.8 million was recorded in Mortgage banking income, net in the Condensed Consolidated Statements of Operations during the six-month period ended June 30, 2016.

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

•
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

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of June 30, 2016. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2016	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$268,942	$88,687	$72,210	$61,051	$(91,636)	$1,129,637	$52,082	$4,470	$1,585,443
Total non-interest income	169,525	13,424	3,124	15,967	39,646	372,224	15,487	(13,836)	615,561
Provision/(release) for credit losses	19,836	(8,803)	8,280	(16,420)	(3,145)	511,921	85,640	—	597,309
Total expenses	414,992	44,847	13,325	20,466	168,471	552,377	13,898	(12,389)	1,215,987
Income/(loss) before income taxes	3,639	66,067	53,729	72,972	(217,316)	437,563	(31,969)	3,023	387,708

Intersegment revenue/(expenses)(1)	815	818	782	(2,610)	195	—	—	—	—
Total assets	21,074,565	12,364,498	15,440,551	11,968,432	28,240,037	37,382,811	—	—	126,470,894

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2016	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income/(loss)	$487,330	$165,872	$136,967	$121,369	$(113,041)	$2,293,215	$103,852	$5,931	$3,201,495
Total non-interest income	356,791	26,026	5,186	33,234	62,413	725,415	29,269	(25,072)	1,213,262
Provision for credit losses	20,332	52,859	20,960	31,376	(5,833)	1,172,091	187,803	—	1,479,588
Total expenses	823,457	89,443	32,924	55,418	312,432	1,080,034	28,629	(25,325)	2,397,012
Income/(loss) before income taxes	332	49,596	88,269	67,809	(357,227)	766,505	(83,311)	6,184	538,157

Intersegment revenue/(expense)(1)	1,363	1,808	1,282	(4,719)	266	—	—	—	—
Total assets	21,074,565	12,364,498	15,440,551	11,968,432	28,240,037	37,382,811	—	—	126,470,894

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Three- Month Period Ended	SHUSA Reportable Segments
June 30, 2015	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$208,229	$68,150	$69,503	$54,083	$(13,311)	$1,183,603	$156,464	$58	$1,726,779
Total non-interest income	199,373	11,615	8,331	25,420	20,832	427,117	23,985	(12,590)	704,083
Provision/(release) for credit losses	25,987	6,085	1,958	3,007	(37)	579,380	348,871	—	965,251
Total expenses	442,674	46,380	19,292	27,926	66,432	458,173	14,662	(13,198)	1,062,341
(Loss)/income before income taxes	(61,059)	27,300	56,584	48,570	(58,874)	573,167	(183,084)	666	403,270

Intersegment revenue/(expense)(1)	290	782	740	(1,320)	(492)	—	—	—	—
Total assets	22,265,218	15,501,105	14,145,098	12,337,891	26,519,627	35,521,099	—	—	126,290,038

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2015	Consumer and Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$412,944	$132,388	$134,823	$103,175	$2,403	$2,293,561	$270,397	$145	$3,349,836
Total non-interest income	355,641	23,273	16,166	41,390	44,544	754,596	83,289	(28,313)	1,290,586
Provision for/(release of) credit losses	26,685	7,699	12,796	5,759	31,061	1,211,227	723,663	—	2,018,890
Total expenses	863,665	90,973	36,965	52,900	109,984	898,495	28,403	(26,873)	2,054,512
(Loss)/income before income taxes	(121,765)	56,989	101,228	85,906	(94,098)	938,435	(398,380)	(1,295)	567,020

Intersegment revenue/(expense)(1)	653	1,758	1,099	(3,645)	135	—	—	—	—
Total assets	22,265,218	15,501,105	14,145,098	12,337,891	26,519,627	35,521,099	—	—	126,290,038

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represent the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

NOTE 18. INTERMEDIATE HOLDING COMPANY

On February 18, 2014, the Federal Reserve issued the final rule to strengthen regulatory oversight of FBOs (the “Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an Intermediate Holding Company ("IHC"). Due its U.S. non-branch total consolidated asset size, Santander was subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, Banco Santander International, a private bank headquartered in Miami, Santander Investment Securities, Inc., a broker-dealer located in New York, and Santander Securities LLC, a Puerto Rico broker-dealer.

As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. The entities transferred approximately $14.1 billion of assets and approximately $11.8 billion of liabilities to the Company. Since the entities were all under common control, the transferred approximately $46.9 million of net income to the Company for the six-month period ended June 30, 2016 after the financial statements have been recast to reflect the operations of the commonly controlled entities for all periods presented as a change in reporting entity.

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

SC's primary business is the indirect origination of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SC also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand ("Chrysler Capital"), the trade name used in providing services under the ten-year private label financing agreement with the Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, and SC continues to work with FCA to improve penetration rates and remains confident about the ongoing success of the Chrysler Agreement.

SC also originates vehicle loans through a Web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal unsecured loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SC's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SC Common Stock”) was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of SC Common Stock.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2016, unemployment remained relatively flat while market results declined and the gross domestic product ("GDP") growth rate came in under expectations, marking overall mixed results for the U.S. economy.

The unemployment rate at June 30, 2016 decreased slightly to 4.9% compared to 5.0% at March 31, 2016 and declined from 5.3% one year ago. According to the U.S Bureau of Labor Statistics, this job growth is primarily attributable to the professional and business services, retail trade, and health care sectors.

On June 28, 2016, the Bureau of Economic Analysis advance estimate indicated that real gross domestic product ("GDP") grew at an annualized rate of 1.1% for the first quarter of 2016. This was down from a revised rate of 1.4% in the first quarter of 2016. The decrease during the quarter is primarily attributable to a decrease in personal consumption expenditures, residential fixed investment, and state and local government spending, but was offset by increased private inventory investment, exports, federal government spending, and nonresidential fixed investment.

Market results were mixed, but mostly positive in the second quarter of 2016. The total year-to-date returns for the following indices, based on closing prices, at June 30, 2016 were:

June 30, 2016
Dow Jones Industrial Average	2.9%
S&P 500	2.7%
NASDAQ Composite	(3.3)%

At its June 2016 meeting, the Federal Open Market Committee decided to keep the federal funds rate target flat at 0.25%-0.5%. The inflation rate remains just under the targeted rate of 2.0%.

The 10-year Treasury bond rate at June 30, 2016 was 1.49%, down from 2.27% at December 31, 2015 and 2.34% one year ago. Over the past year, the 10-year Treasury bond rate decreased 85 basis points. Within the industry, this metric is often considered to correspond to 15- and 30-year mortgage rates.

After a strong 2015, mortgage originations have begun to decrease slightly in 2016. At the time of filing this Form 10-Q, second quarter 2016 information was not available; however, for the first quarter of 2016, mortgage originations were down approximately 8% over the prior year and 12% over the prior quarter. However, the most recent indicators from the Mortgage Bankers Association show that commercial real estate and multifamily originations have remained relatively flat year over year, but have increased approximately 17% quarter over quarter. In addition, the ratio of nonperforming loans ("NPLs") to total loans has declined for the past four consecutive years for U.S. banks, including a decreasing trend in 2015 and through the second quarter of 2016, which confirms continuing improvement in credit quality and downward trends in general allowance reserves.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of June 30, 2016:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa2	BBB+	Baa2	BBB+	A3	A-	Baa2	BBB+
ST Deposits	P-1	A-2	n/a	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Negative	Stable	Stable	Stable	Stable	Stable

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 18, 2016, Moody's downgraded the long term senior debt to Baa3 from Baa2, and outlook to Stable from Negative. At the same time, the ratings for the Bank also were affirmed.

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (which provides certain protections for individuals on active duty in the military) (the "SCRA"), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of, debit cards, automated teller machines ("ATMs") and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

DFA

On July 21, 2010, the DFA was enacted. The DFA instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and need for government intervention in the financial services sector during the financial crisis. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced substantial reforms that reshape the financial services industry. The enhanced regulation has involved and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings. More specifically, the DFA imposes enhanced prudential standards on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SC, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2%, but in October 2014 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). SC believes this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. The Company plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

On July 31, 2015, the CFPB notified SC that it had referred to the Department of Justice (the "DOJ") certain alleged violations by SC of the ECOA regarding (i) statistical disparities in mark-ups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and (ii) the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that it had initiated an investigation under the ECOA of SC's pricing of automobile loans based on the referral from the CFPB.

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

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule. On March 31, 2016, the Company's Chief Executive Officer, on behalf of Santander, provided an attestation to the federal agencies responsible for administering the rule that the compliance program requirements applicable to Santander’s U.S. operations under the Volcker Rule were met by July 21, 2015.

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

As of June 30, 2016, the Bank's and the Company's CET1 ratios under Basel III, on a fully phased-in basis under the standardized approach, were 14.50% and 11.67%, respectively. Under the transition provisions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach were 14.89% and 12.40%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. The Company believes that, as of June 30, 2016, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as the Company were required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company is required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 for the BHC. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results starting July 1, 2017. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

On October 31, 2014, the Basel Committee on Banking Supervision issued the final standard for the NSFR. The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thus reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity position in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. The proposed rule will become a minimum standard by January 1, 2018. The Company is currently evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

The next step will be publication of a U.S. notice of proposed rule-making on implementation of NSFR.

Stress Tests and Capital Adequacy

Pursuant to the DFA, the Company and the Bank are required to perform stress tests and submit the results to the Federal Reserve and the OCC on an annual basis. The Company is also required to submit a mid-year stress test to the Federal Reserve. In addition, together with the annual stress test submission, the Company is required to submit a proposed capital plan to the Federal Reserve. A notice of non-objection to the capital plan from the Federal Reserve is required before the Company can take capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans. In 2014, 2015 and June 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans submitted by the Company. In its 2015 public report on CCAR, the Federal Reserve cited widespread and critical deficiencies in the Company's capital planning processes, including specific deficiencies in governance, internal controls, risk identification and risk management, management information systems, and supporting assumptions and analysis. As a result of the 2014 and 2015 CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve's approval other than the continued payment of dividends on the Company's outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

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

The Company is also subject to written agreements which address stress testing and capital adequacy:

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

TLAC represents the amount of equity and debt a company must hold to facilitate its orderly liquidation. In November 2014, the Financial Stability Board ("FSB") issued for public consultation policy proposals on TLAC. Under the Federal Reserve’s proposal, the Company would be required to hold loss absorbing equity and unsecured debt of 18.5% of risk-weighted assets ("RWAs") by January 1, 2019 and 20.5% of RWAs by January 1, 2022. These amounts represent the TLAC requirement (16% by January 1, 2019 and 18% by January 1, 2022) plus a TLAC buffer of 2.5%. The Federal Reserve's proposal also establishes a requirement for the LTD component of the TLAC. The LTD requirement for the Company would be 7% of RWAs by January 1, 2019.

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

Risk Retention Rule

On December 24, 2014 the Federal Reserve issued the final credit risk retention rule which generally requires sponsors of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and is expected to comply with the retention requirements effective December 24, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs (the “Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to its U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, Banco Santander International, a private bank headquartered in Miami, Santander Investment Securities, Inc., a broker-dealer located in New York, and Santander Securities LLC, a Puerto Rico broker-dealer. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. Other standards of the Final Rule will be phased in through January 1, 2018.

Federal Deposit Insurance Corporation Surcharge Assessment

In March 2016, the FDIC finalized the rule to implement Section 334 of the DFA to provide for a surcharge assessment at an annual rate of 4.5 basis points on banks with over $10 billion in assets to increase the FDIC insurance fund. The FDIC expects to commence the surcharge in the third quarter of 2016, and will continue for eight consecutive quarters. After the eight quarters, the FDIC may charge a shortfall assessment. The Company is currently evaluating the impact of the assessment on its financial position, results of operations and disclosures.

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

During the period covered by this report:

•
Santander UK held two frozen savings and two frozen current accounts for three customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31, while net profits in the first half of 2016 were negligible relative to the overall profits of the Company.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation Weapons of Mass Destruction ("NPWMD") designation, held a mortgage with Santander U.K. that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. In the first half of 2016, total revenue in connection with this mortgage was approximately £434.64, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited; with the funds split into the same investment portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and checks issued to the customer on May 13, 2016. Total revenue in the first half of 2016 for the Santander group in connection with the investment accounts was approximately £7.6, while net profits in the first half of 2016 were negligible relative to the overall profits of Santander.

•
A UK national designated by the U.S. under the SDGT sanctions program, holds a Santander U.K. account. The account remained in arrears through the first half of 2016 (£1,344 in debit) and is currently being managed by Santander U.S. Collections & Recoveries Department.

•
In addition, during the first half of 2016, Santander UK has identified an OFAC match on a power of attorney account. The power of attorney listed on the account is currently designated by the U.S. under the SDGT and Iranian Financial Sanction Regulation ("IFSR") sanctions program. During the first half of 2016, revenue generated by Santander U.K. on this account was £129.21, while net profits in the first half of 2016 were negligible relative to the overall profits of Santander.

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

In the aggregate, all of the transactions described above resulted in approximately £578.76 in gross revenues in the first half of 2016, while net profits in the period were negligible relative to the overall profits of Santander. The Santander group has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities there, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

The Company does not have any activities, transactions, or dealings which would require disclosure under Section 13(r) of the Exchange Act.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion reviews the Company's financial performance and position from a consolidated perspective. Key statement of operations line items and trends are discussed in this section. Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net interest income	$1,585,443	$1,726,779	$3,201,495	$3,349,836
Provision for credit losses	(597,309)	(965,251)	(1,479,588)	(2,018,890)
Total non-interest income	615,561	704,083	1,213,262	1,290,586
General and administrative expenses	(1,143,577)	(1,032,599)	(2,252,850)	(1,992,106)
Other expenses	(72,410)	(29,742)	(144,162)	(62,406)
Income before income taxes	387,708	403,270	538,157	567,020
Income tax provision	(134,590)	(125,074)	(199,987)	(161,983)
Net income(1)	$253,118	$278,196	$338,170	$405,037

(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax income of $387.7 million and $538.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to pretax income of $403.3 million and $567.0 million for the three-month and six-month periods ended June 30, 2015. Factors contributing to these changes were as follows:

•
Net interest income decreased $141.3 million and $148.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due to yield increases on the Company's borrowed funds.

•
The provision for credit losses decreased $367.9 million and $539.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due to the buildup of the ALLL on RICs which occurred during 2015 to maintain the Company's targeted coverage rate and build a specific reserve for the RIC TDR portfolio.

•
Total non-interest income decreased $88.5 million and $77.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due to decreases in miscellaneous income attributable to the decrease in sale of operating leases and mark-down of the fair value associated with personal unsecured LHFS.

•
Total general and administrative expenses increased $111.0 million and $260.7 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increases were primarily due to increases in compensation and benefits.

•
Other expenses increased $42.7 million and $81.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to losses on debt extinguishment charges associated with repositioning the Company's balance sheet.

•
The income tax provision increased $9.5 million and $38.0 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase for the six-month period ended was due to a higher effective tax rate applied against a lower pretax income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED JUNE, 2016 AND 2015
	2016 (1)			2015 (1)			Interest	Change due to
	Average Balance	Interest Income	Yield/ Rate(2)	Average Balance	Interest Income	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$25,334,473	$97,092	1.53%	$20,310,189	$88,127	1.83%	8,965	25,597	(16,632)
LOANS(3):
Commercial loans	32,546,681	251,937	3.14%	29,953,810	228,462	3.10%	23,475	20,076	3,399
Multi-family	9,215,850	83,823	3.64%	8,430,825	90,772	4.31%	(6,949)	10,375	(17,324)
Consumer loans:
Residential mortgages	6,479,692	62,186	3.84%	6,889,879	66,875	3.88%	(4,689)	(3,944)	(745)
Home equity loans and lines of credit	6,100,806	55,464	3.64%	6,171,776	54,560	3.54%	904	(615)	1,519
Total consumer loans secured by real estate	12,580,498	117,650	3.74%	13,061,655	121,435	3.72%	(3,785)	(4,559)	774
Retail installment contracts and auto loans	26,811,980	1,230,155	18.35%	24,694,494	1,305,456	21.15%	(75,301)	139,295	(214,596)
Personal unsecured	1,674,333	140,044	33.46%	2,778,999	164,017	23.61%	(23,973)	484,566	(508,539)
Other consumer(4)	941,490	21,089	8.96%	1,197,693	26,085	8.71%	(4,996)	(5,763)	767
Total consumer	42,008,301	1,508,938	14.37%	41,732,841	1,616,993	15.50%	(108,055)	613,539	(721,594)
Total loans	83,770,832	1,844,698	8.83%	80,117,476	1,936,227	9.69%	(91,529)	643,991	(735,520)
Allowance for loan losses (5)	(3,622,722)	—	—%	(2,536,867)	—	—%
NET LOANS	80,148,110	1,844,698	9.23%	77,580,609	1,936,227	10.00%	(91,529)	643,991	(735,520)
Intercompany investments	14,640	226	6.17%	14,640	222	6.07%	4	—	4
TOTAL EARNING ASSETS	105,497,223	1,942,016	7.38%	97,905,438	2,024,576	8.31%	(82,560)	669,588	(752,148)
Other assets(6)	23,588,935			25,874,760
TOTAL ASSETS	$129,086,158			$123,780,198
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,972,217	$14,212	0.52%	$11,523,640	$13,410	0.47%	802	(588)	1,390
Savings	4,136,504	782	0.08%	4,007,949	1,228	0.12%	(446)	41	(487)
Money market	24,535,000	31,246	0.51%	22,561,364	31,689	0.56%	(443)	6,727	(7,170)
Certificates of deposit	8,777,108	20,338	0.93%	8,335,560	18,866	0.91%	1,472	1,016	456
TOTAL INTEREST BEARING DEPOSITS	48,420,829	66,578	0.55%	46,428,513	65,193	0.56%	1,385	7,195	(5,810)
BORROWED FUNDS:
FHLB advances	10,951,209	34,785	1.27%	8,565,055	44,156	2.06%	(9,371)	24,797	(34,168)
Federal funds and repurchase agreements	—	—	—%	20,055	9	0.18%	(9)	(5)	(5)
Other borrowings	38,094,552	254,984	2.68%	34,137,005	188,217	2.21%	66,767	23,462	43,305
TOTAL BORROWED FUNDS (7)	49,045,761	289,769	2.36%	42,722,115	232,382	2.18%	57,387	48,255	9,132
TOTAL INTEREST BEARING FUNDING LIABILITIES	97,466,590	356,347	1.46%	89,150,628	297,575	1.34%	58,772	55,450	3,322
Noninterest bearing demand deposits	8,614,212			8,007,247
Other liabilities(8)	3,088,932			3,443,964
TOTAL LIABILITIES	109,169,734			100,601,839
STOCKHOLDER’S EQUITY	19,916,424			23,178,359
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$129,086,158			$123,780,198
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,589,530			$1,735,205
NET INTEREST SPREAD (9)			5.92%			6.97%
NET INTEREST MARGIN (10)			6.03%			7.09%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015
	2016 (1)			2015 (1)			Interest	Change due to
	Average Balance	Interest Income	Yield/ Rate(2)	Average Balance	Interest Income	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$25,813,463	$207,544	1.63%	$19,506,486	$186,374	2.04%	21,170	56,368	(35,198)
LOANS(3):
Commercial loans	32,148,223	500,037	3.16%	29,160,969	448,998	3.13%	51,039	46,626	4,413
Multifamily	9,280,102	167,764	3.62%	8,502,620	180,078	4.24%	(12,314)	20,353	(32,667)
Consumer loans:
Residential mortgages	6,442,351	124,548	3.87%	6,899,997	136,446	3.95%	(11,898)	(8,899)	(2,999)
Home equity loans and lines of credit	6,117,420	110,752	3.62%	6,183,243	109,063	3.53%	1,689	(1,140)	2,829
Total consumer loans secured by real estate	12,559,771	235,300	3.75%	13,083,240	245,509	3.75%	(10,209)	(10,039)	(170)
Retail installment contracts and auto loans	26,434,341	2,458,038	18.60%	23,903,320	2,464,733	20.62%	(6,695)	(92,281)	85,586
Personal unsecured	1,904,622	298,960	31.39%	2,745,867	345,073	25.13%	(46,113)	(246,391)	200,278
Other consumer(4)	973,222	43,652	8.97%	1,235,365	55,514	8.99%	(11,862)	(11,758)	(104)
Total consumer	41,871,956	3,035,950	14.50%	40,967,792	3,110,829	15.19%	(74,879)	(360,469)	285,590
Total loans	83,300,281	3,703,751	8.91%	78,631,381	3,739,905	9.53%	(36,154)	(293,490)	257,336
Allowance for loan and lease losses (5)	(3,435,178)	—	—%	(2,176,075)	—	—%
NET LOANS	79,865,103	3,703,751	9.29%	76,455,306	3,739,905	9.80%	(36,154)	(293,490)	257,336
Intercompany investments	14,640	451	6.16%	14,640	442	6.04%	9	—	9
TOTAL EARNING ASSETS	105,693,206	3,911,746	7.42%	95,976,432	3,926,721	8.22%	(14,975)	(237,122)	222,147
Other assets(6)	23,251,898			25,514,803
TOTAL ASSETS	$128,945,104			$121,491,235
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,883,198	$28,676	0.53%	$11,559,856	$26,252	0.45%	2,424	(1,395)	3,819
Savings	4,074,385	1,802	0.09%	3,955,886	2,430	0.12%	(628)	75	(703)
Money market	24,452,236	63,703	0.52%	22,310,297	62,042	0.56%	1,661	4,856	(3,195)
Certificates of deposit	8,895,348	41,198	0.93%	8,260,754	37,862	0.92%	3,336	2,935	401
TOTAL INTEREST BEARING DEPOSITS	48,305,167	135,379	0.56%	46,086,793	128,586	0.56%	6,793	6,472	321
BORROWED FUNDS:
Federal Home Loan Bank advances	11,974,698	83,277	1.39%	7,865,193	87,536	2.23%	(4,259)	(15,102)	10,843
Federal funds and repurchase agreements	549	1	0.36%	22,376	17	0.15%	(16)	37	(53)
Other borrowings	37,265,106	491,143	2.64%	33,021,763	360,304	2.18%	130,839	49,977	80,862
TOTAL BORROWED FUNDS (7)	49,240,353	574,421	2.33%	40,909,332	447,857	2.19%	126,564	34,912	91,652
TOTAL INTEREST BEARING FUNDING LIABILITIES	97,545,520	709,800	1.46%	86,996,125	576,443	1.33%	133,357	41,384	91,973
Noninterest bearing demand deposits	8,513,477			7,975,324
Other liabilities(8)	3,059,641			3,455,955
TOTAL LIABILITIES	109,118,638			98,427,404
STOCKHOLDER’S EQUITY	19,826,466			23,063,831
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$128,945,104			$121,491,235

TAXABLE EQUIVALENT NET INTEREST INCOME		$3,211,839			$3,369,706
NET INTEREST SPREAD (9)			5.96%			6.90%
NET INTEREST MARGIN (10)			6.08%			7.02%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income

(3)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale ("LHFS").

(4)	Other consumer primarily includes recreational vehicle ("RV") and marine loans.

(5)	Refer to Note 4 to the Condensed Consolidated Financial Statements for further discussion.

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank owned life insurance ("BOLI"), accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and mortgage servicing rights ("MSRs"). Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$9,043	$1,057	$17,769	$2,819
Investments available-for-sale	79,712	77,045	172,365	154,462
Other investments	8,337	10,025	17,410	29,093
Total interest income on investment securities and interest-earning deposits	97,092	88,127	207,544	186,374
Interest on loans	1,844,698	1,936,227	3,703,751	3,739,905
Total Interest Income	1,941,790	2,024,354	3,911,295	3,926,279
INTEREST EXPENSE:
Deposits and customer accounts	66,578	65,193	135,379	128,586
Borrowings and other debt obligations	289,769	232,382	574,421	447,857
Total Interest Expense	356,347	297,575	709,800	576,443
NET INTEREST INCOME	$1,585,443	$1,726,779	$3,201,495	$3,349,836

Net interest income decreased $141.3 million and $148.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due to the yield increases on the borrowed funds in the three-month and six-month periods ended June 30, 2016 compared to the three-month and six-month periods ended June 30, 2015.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $9.0 million and $21.2 million for the three-month and six-month periods ended June 30, 2016, compared to the corresponding periods in 2015. The average balance of investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2016 were $25.3 billion and $25.8 billion with an average yield of 1.53% and 1.63%, respectively, compared to an average balance of $20.3 billion and $19.5 billion with an average yield of 1.83% and 2.04% for the corresponding periods in 2015. Overall, the increases in interest income on interest-earning deposits were primarily attributable to increases of $7.1 million and $16.7 million in short term treasury funds for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. This was offset by $1.7 million and $11.7 million decreases in dividends on Federal Home Loan Bank ("FHLB") stock for the three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. The yield decreases were primarily due to a change in yield of FHLB stock from 5.04% and 7.60% for three-month and six-month periods ended June 30, 2015, respectively, to 3.75% for both the three-month and six-month periods ended June 30, 2016.

Interest Income on Loans

Interest income on loans decreased $91.5 million and $36.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases in interest income on loans were primarily due to the activity in originations of the RIC and auto loans and unsecured loan portfolios. Interest income on the RIC and auto loans portfolio decreased $75.3 million for the three-month period ended June 30, 2016 compared to the corresponding period in 2015, primarily driven by a decrease in rates associated with this portfolio. Interest income on the personal unsecured loans portfolio decreased $24.0 million and $46.1 million for the three-month and six-month periods ended June 30, 2016, respectively.

The average balance of total loans was $83.8 billion and $83.3 billion with an average yield of 8.83% and 8.91% for the three-month and six-month periods ended June 30, 2016, respectively, compared to $80.1 billion and $78.6 billion with an average yield of 9.69% and 9.53% for the corresponding periods in 2015. The increases in the average balance of total loans of $3.7 billion and $4.7 billion were primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increases, were $26.8 billion with an average yield of 18.35% and $26.4 billion with an average yield of 18.60% for the three-month and six-month periods ended June 30, 2016, respectively, compared to $24.7 billion with an average yield of 21.15% and $23.9 billion with an average yield of 20.62% for the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $1.4 million and $6.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of total interest-bearing deposits were $48.4 billion and $48.3 billion with an average cost of 0.55% and 0.56% for the three-month and six-month periods ended June 30, 2016, respectively, compared to an average balance of $46.4 billion and $46.1 billion with an average cost of 0.56% for both the corresponding periods in 2015. The increases in interest expense on deposits and customer-related accounts during the three-month and six-month periods ended June 30, 2016 were primarily due to the increase in the volume of deposit accounts.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $57.4 million and $126.6 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in interest expense on borrowed funds was due to a $6.3 billion and $8.3 billion increase in total average borrowings for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to $3.7 billion of new debt issued by SHUSA and net $1.1 billion of SC securitization activity from June 30, 2015 to June 30, 2016. The average balance of total borrowings was $49.0 billion and $49.2 billion with an average cost of 2.36% and 2.33% for the three-month and six-month periods ended June 30, 2016, respectively, compared to an average balance of $42.7 billion and $40.9 billion with an average cost of 2.18% and 2.19% for the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2016 was $597.3 million and $1.5 billion, compared to $1.0 billion and $2.0 billion for the corresponding period in 2015. The decreases for the six-month period ended June 30, 2016 were primarily related to the buildup of the ALLL coverage ratio throughout 2015, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan and lease losses, beginning of period	$3,480,603	$2,281,287	$3,160,711	$1,701,602
Charge-offs:
Commercial	(32,533)	(31,846)	(72,849)	(51,184)
Consumer	(1,019,659)	(879,302)	(2,149,073)	(1,822,278)
Total charge-offs	(1,052,192)	(911,148)	(2,221,922)	(1,873,462)
Recoveries:
Commercial	21,223	8,174	46,638	14,173
Consumer	611,691	501,089	1,218,230	1,005,567
Total recoveries	632,914	509,263	1,264,868	1,019,740
Charge-offs, net of recoveries	(419,278)	(401,885)	(957,054)	(853,722)
Provision for loan and lease losses (1)	613,943	955,251	1,471,611	2,013,890
Other(2):
Consumer	—	—	—	(27,117)
Allowance for loan and lease losses, end of period	$3,675,268	$2,834,653	$3,675,268	$2,834,653

Reserve for unfunded lending commitments, beginning of period	$172,008	$127,641	$147,396	$132,641
Provision for unfunded lending commitments (1)	(16,634)	10,000	7,977	5,000
Loss on unfunded lending commitments	(166)	—	(165)	—
Reserve for unfunded lending commitments, end of period	155,208	137,641	155,208	137,641
Total allowance for credit losses ("ACL"), end of period	$3,830,476	$2,972,294	$3,830,476	$2,972,294

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

(2)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

The Company's net charge-offs increased for the three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. The ratio of net loan charge-offs to average total loans was 0.5% and 1.1% for the three-month and six-month periods ended June 30, 2016, respectively, compared to 0.5% and 1.1% for the corresponding periods in 2015.

Consumer loan net charge-offs as a percentage of average consumer loans increased to 1.0% and 2.2% for the three-month and six-month periods ended June 30, 2016, respectively, compared to 0.9% and 2.0% for the three-month and six-month periods ended June 30, 2015. The increases in consumer loan net charge-offs as a percentage of average consumer loans was primarily attributable to the RIC and auto loan portfolio experiencing portfolio mix shift, lower recovery rates, and less benefit from bankruptcy sales.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were less than 0.1% for the three-month and six-month periods ended June 30, 2016 and June 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Consumer fees	$120,828	$108,845	$245,295	$209,549	$11,983	11.0%	$35,746	17.1%
Commercial fees	45,620	46,141	86,914	88,826	(521)	(1.1)%	(1,912)	(2.2)%
Mortgage banking income, net	11,450	36,304	27,794	54,167	(24,854)	(68.5)%	(26,373)	(48.7)%
Equity method investments gains/(losses), net	(948)	(34)	(5,140)	(7,167)	(914)	2,688.2%	2,027	(28.3)%
Bank-owned life insurance	16,437	15,884	30,165	28,840	553	3.5%	1,325	4.6%
Lease income	460,070	339,746	881,590	653,077	120,324	35.4%	228,513	35.0%
Miscellaneous income	(69,201)	147,490	(111,082)	244,030	(216,691)	(146.9)%	(355,112)	(145.5)%
Net gain recognized in earnings	31,305	9,707	57,726	19,264	21,598	222.5%	38,462	199.7%
Total non-interest income	$615,561	$704,083	$1,213,262	$1,290,586	$(88,522)	(12.6)%	$(77,324)	(6.0)%

Total non-interest income decreased $88.5 million and $77.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases for the three-month and six-month periods ended June 30, 2016 were primarily due to decreases in miscellaneous income attributable to the decrease in sale of operating leases and mark-down of the fair value associated with personal unsecured LHFS, offset by increases in lease income.

Consumer Fees

Consumer fees increased $12.0 million and $35.7 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to the $8.8 million and $27.9 million increases in loan servicing income for the three-month and six-month periods ended June 30, 2016, which was largely attributable to the Company's growing RIC and auto loan serviced for others portfolio.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $0.5 million and $1.9 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Mortgage and multifamily servicing fees	$10,795	$11,280	$21,615	$22,513	$(485)	(4.3)%	$(898)	(4.0)%
Net gains on sales of residential mortgage loans and related securities	6,611	17,361	9,743	23,564	(10,750)	(61.9)%	(13,821)	(58.7)%
Net gains on sales of multifamily mortgage loans	900	5,390	1,300	10,338	(4,490)	(83.3)%	(9,038)	(87.4)%
Net gains on hedging activities	10,895	(11,619)	32,969	(3,019)	22,514	193.8%	35,988	(1,192.1)%
Net losses from changes in MSR fair value	(11,469)	21,211	(25,824)	14,221	(32,680)	(154.1)%	(40,045)	(281.6)%
MSR principal reductions	(6,282)	(7,319)	(12,009)	(13,450)	1,037	(14.2)%	1,441	(10.7)%
Total mortgage banking income, net	$11,450	$36,304	$27,794	$54,167	$(24,854)	(68.5)%	$(26,373)	(48.7)%

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

Mortgage banking revenue decreased $24.9 million and $26.4 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These changes were primarily due to decreases in gains from changes in MSR fair value, offset by decreases in losses on mortgage banking hedging activities discussed in further detail below.

Since 2014, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%
September 30, 2015	3.99%	3.13%
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $0.5 million and $0.9 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. At June 30, 2016 and June 30, 2015, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $770.4 million and $2.5 billion, respectively. The decrease in loans serviced for others is primarily due to the 2015 repurchase of loans sold to FNMA for which the Company retained servicing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains on sales of residential mortgage loans and related securities decreased $10.8 million and $13.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. For the three-month and six-month periods ended June 30, 2016, the Company sold $508.7 million and $889.7 million of mortgage loans for gains of $6.6 million and $9.7 million, respectively, compared to $618.1 million and $983.7 million of loans sold for gains of $17.4 million and $23.6 million for the three-month and six-month periods ended June 30, 2015.

The Company periodically sells qualifying mortgage loans to the FHLMC, Government National Mortgage Association and the FNMA in return for MBS issued by those agencies. The Company records these transactions as sales when the transfers meet all of the accounting criteria for a sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions, which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of MBS, servicing rights, and representation and warranty reserves is recognized as gain or loss on sale.

Net gains on sales of multifamily mortgage loans decreased $4.5 million and $9.0 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases were primarily due to a $0.9 million and $1.3 million release in the FNMA recourse reserve for the three-month and six-month periods ended June 30, 2016, respectively, compared to $5.0 million and $9.9 million for the three-month and six-month periods ended June 30, 2015.

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

At June 30, 2016 and December 31, 2015, the Company serviced loans with a principal balance of $466.5 million and $552.1 million, respectively, for FNMA. These loans had a credit loss exposure of $34.4 million and $34.4 million as of June 30, 2016 and December 31, 2015, respectively. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of June 30, 2016 and December 31, 2015, the Company had a liability of $5.5 million and $6.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to FNMA under this program.

Net gains on hedging activities increased $22.5 million and $36.0 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to the increase in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net (losses)/gains from changes in MSR fair value resulted in losses of $11.5 million and $25.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to gains of $21.2 million and $14.2 million for the corresponding periods in 2015. The carrying value of the related MSRs at June 30, 2016 and December 31, 2015 were $117.8 million and $147.2 million, respectively. The MSR asset fair value changes for the three-month and six-month periods ended June 30, 2016 were the result of decreases in interest rates.

The Company recognized $6.3 million and $12.0 million of principal reductions for the three-month and six-month periods ended June 30, 2016, respectively, compared to $7.3 million and $13.5 million for the corresponding periods in 2015. This increase was due to continued increases in prepayments and mortgage refinancing as interest rates decrease.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity method investments gains/(losses), net

Equity method investments gains/(losses), net consists of income and losses on investments in unconsolidated entities and joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. These include investments in community reinvestment projects and entities which own wind power generating projects. Equity method investments gains/(losses), net decreased $0.9 million and increased $2.0 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $0.6 million and $1.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

Lease income

Lease income increased $120.3 million and $228.5 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The average leased vehicle portfolio balance as of June 30, 2016 and June 30, 2015 was $9.0 billion and $7.2 billion, respectively. These increases were the result of the growth of the Company's lease portfolio.

Net gain recognized in earnings

The Company recognized $31.3 million and $57.7 million for the three-month and six-month periods ended June 30, 2016, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended June 30, 2016 was primarily comprised of the sale of corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS, including FHLMC swap and hold fixed rate and CMOs, with a book value of $1.3 billion for a gain of $24.7 million. The net gain realized for the six-month period ended June 30, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the sale of corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, the sale of MBS, including FHLMC swap and hold fixed rate and CMOs, with a book value of $1.3 billion for a gain of $24.7 million, and the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

The Company recognized $9.7 million and $19.3 million for the three-month and six-month periods ended June 30, 2015, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $116.1 million for a gain of $2.9 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million. The net gain for the six-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million.

Miscellaneous Income

Miscellaneous income decreased $216.7 million and $355.1 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases for the three-month and six-month periods ended June 30, 2016 were primarily due to $156.9 million and $152.2 million decreases in the sale of operating leases for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. In addition, the decrease for the six-month period was due to a $159.0 million mark-down of the fair value associated with personal unsecured LHFS in the first quarter of 2016. For further discussion please see Note 16 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Compensation and benefits	$361,550	$327,510	$729,669	$646,611	$34,040	10.4%	$83,058	12.8%
Occupancy and equipment expenses	139,570	139,613	273,243	268,779	(43)	—%	4,464	1.7%
Technology expense	58,798	45,067	103,614	87,156	13,731	30.5%	16,458	18.9%
Outside services	61,286	55,501	131,506	103,900	5,785	10.4%	27,606	26.6%
Marketing expense	20,718	17,841	39,999	32,182	2,877	16.1%	7,817	24.3%
Loan expense	100,884	95,007	199,529	188,804	5,877	6.2%	10,725	5.7%
Lease expense	322,183	253,329	615,065	494,277	68,854	27.2%	120,788	24.4%
Other administrative expenses	78,588	98,731	160,225	170,397	(20,143)	(20.4)%	(10,172)	(6.0)%
Total general and administrative expenses	$1,143,577	$1,032,599	$2,252,850	$1,992,106	$110,978	10.7%	$260,744	13.1%

Total general and administrative expenses increased $111.0 million and $260.7 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Factors contributing to these increases were as follows:

•
Compensation and benefits expense increased $34.0 million and $83.1 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The primary driver of the increases were the Company's headcount, in particular within its consumer finance subsidiary.

•
Technology expense increased $13.7 million and $16.5 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increases were primarily due to the Company's increased technology services relating to Produban, a Santander affiliate, and other operating expenses that were reclassified in 2016.

•
Outside services increased $5.8 million and $27.6 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increases were primarily due to increased consulting service fees related to regulatory initiatives, including preparation for meeting the requirements of the IHC implementation rules. Consulting fees increased $3.9 million and $18.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015, accounting for about 68% of the increase in each period.

•
Loan expense increased $5.9 million and $10.7 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in the three-month period was primarily due to an increase of $12.3 million in loan collection expenses. This was offset by $4.1 million decrease in loan servicing expenses, primarily associated with the activity in the RIC and auto loan portfolio.

•
Lease expense increased $68.9 million and $120.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

As disclosed in Note 1 to the Condensed Consolidated Financial Statements, during 2015, the Company reclassified subvention payments from an addition to Lease income to a reduction to Lease expense in the Condensed Consolidated Statements of Operations for all periods presented.

•
Other administrative expenses decreased $20.1 million and $10.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases were primarily due to decreases of $11.3 million and $2.4 million in legal fees for the three-month and six-month periods ended June 30, 2016, which accounted for approximately 55.9% and 23.8% of the decreases. This was partially offset by an increase in audit fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Amortization of intangibles	$14,761	$16,338	$29,699	$33,144	$(1,577)	(9.7)%	$(3,445)	(10.4)%
Deposit insurance premiums and other expenses	11,738	13,369	35,595	29,178	(1,631)	(12.2)%	6,417	22.0%
Loss on debt extinguishment	45,573	—	78,445	—	45,573	100%	78,445	100%
Investment expense on affordable housing projects	338	35	423	84	303	865.7%	339	403.6%
Total other expenses	$72,410	$29,742	$144,162	$62,406	$42,668	143.5%	$81,756	131.0%

Total other expenses increased $42.7 million and $81.8 million for the three-month and six-month periods ended June 30, 2016 compared to the corresponding periods in 2015. The primary factors contributing to the increases were:

Amortization of intangibles decreased $1.6 million and $3.4 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases for the three and six month periods were primarily due to the Company's core deposit intangibles and purchased credit card relationships from its acquisitions in 2006 and before becoming fully amortized in the second quarter of 2016.

Deposit insurance premiums and other expenses decreased $1.6 million and increased $6.4 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase for the six month period was primarily driven by an increase in other expenses attributable a loss on the sale of unfunded commitments to an unconsolidated related party of $2.1 million and the increase in FDIC insurance premiums.

There was $45.6 million and $78.4 million of losses on debt extinguishment during the three-month and six-month periods ended June 30, 2016, respectively, compared to no losses for the three-month and six-month periods ended June 30, 2015. These expenses were primarily related to early termination fees incurred by the Company in association with the 2016 termination of FHLB advances. During the three-month and six-month periods ended June 30, 2016, the Bank terminated $1.3 billion and $2.8 billion of FHLB advances. As a consequence it incurred costs of $32.9 million and $78.4 million through the loss on debt extinguishment for the corresponding periods.

INCOME TAX PROVISION

Income tax provisions of $134.6 million and $200.0 million were recorded for the three-month and six-month periods ended June 30, 2016, respectively, compared to $125.1 million and $162.0 million for the corresponding periods in 2015. This resulted in effective tax rates of 34.7% and 37.2% for the three-month and six-month periods ended June 30, 2016, respectively, compared to 31.0% and 28.6% for the corresponding periods in 2015.

The Company recognized discrete income tax provisions of $3.6 million and $6.6 million for the three-month and six-month periods ended June 30, 2016, respectively and discrete income tax benefits of $10.2 million and $32.2 million for the three-month and six-month periods ended June 30, 2015, respectively, which resulted in the higher effective tax rates for the three-month and six-month periods ended June 30, 2016.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2016 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $60.7 million and $74.4 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The average balances of the Consumer and Business Banking segment's gross loans were $16.9 billion for both the three-month and six-month periods ended June 30, 2016, respectively, compared to $17.5 billion and $17.6 billion for the corresponding periods in 2015. The average balances of deposits were $40.8 billion and $40.5 billion for the three-month and six-month periods ended June 30, 2016, respectively, compared to $39.6 billion and $39.4 billion for the corresponding periods in 2015, primarily driven by growth in non-interest-bearing deposits. Total non-interest income decreased $29.8 million and increased $1.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses decreased $6.2 million and $6.4 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses decreased $27.7 million and $40.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

Total assets as of June 30, 2016 were $21.1 billion, compared to $22.3 billion as of June 30, 2015.

Commercial Banking

Net interest income increased $20.5 million and $33.5 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Total average gross loans were $12.0 billion and $11.7 billion for the three-month and six-month periods ended June 30, 2016, respectively, compared to $10.3 billion and $10.1 billion for the corresponding periods in 2015. Total non-interest income increased $1.8 million and $2.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses decreased $14.9 million and increased $45.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015 driven by reserves for the energy finance business line. Total expenses decreased $1.5 million for both the three-month and six-month periods ended 2016, respectively, compared to the corresponding periods in 2015.

Total assets were $12.4 billion as of June 30, 2016, compared to $15.5 billion as of June 30, 2015, primarily due to the classification of other assets among segments. Total average deposits were $8.1 billion and $8.5 billion for the three-month and six-month periods ended June 30, 2016, respectively, compared to $8.8 billion for both the corresponding periods in 2015.

Commercial Real Estate

Net interest income increased $2.7 million and $2.1 million during the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of this segment's gross loans increased to $15.5 billion and $15.4 billion during the three-month and six-month periods ended June 30, 2016, respectively, compared to $14.0 billion for both corresponding periods in 2015, primarily due to the Company repurchasing multi-family loans from the FNMA in the second half of 2015. The average balance of deposits was $818.7 million and $773.6 million during the three-month and six-month periods ended June 30, 2016, respectively, compared to $808.6 million and $805.0 million during the corresponding periods in 2015. Total non-interest income decreased $5.2 million and $11.0 million during the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses was $8.3 million and $21.0 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to $2.0 million and $12.8 million for the corresponding periods in 2015. Total expenses decreased $6.0 million and $4.0 million during the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total assets were $15.4 billion as of June 30, 2016, compared to $14.1 billion as of June 30, 2015, also due to multi-family loan repurchase.

Global Corporate Banking

Net interest income increased $7.0 million and $18.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of this segment's gross loans were $9.8 billion and $9.9 billion for the three-month and six-month periods ended June 30, 2016, respectively, compared to $9.8 billion and $9.2 billion for the corresponding periods in 2015. The average balance of deposits was $1.9 billion for both the three-month and six-month periods ended June 30, 2016, respectively, compared to $1.7 billion and $1.6 billion for the corresponding periods in 2015. Total non-interest income decreased $9.5 million and $8.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses decreased $19.4 million and increased $25.6 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses decreased $7.5 million and increased $2.5 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

Total assets were $12.0 billion as of June 30, 2016, compared to $12.3 billion as of June 30, 2015.

Other

Net interest income decreased $78.3 million and $115.4 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Total non-interest income increased $18.8 million and $17.9 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. There was a provision release of $3.1 million and $5.8 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to provision expense of $0.0 million and $31.1 million during the corresponding periods in 2015. Total expenses increased $102.0 million and $202.4 million during the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015.

Total assets were $28.2 billion as of June 30, 2016, compared to $26.5 billion as of June 30, 2015.

SC

Net interest income decreased $54.0 million and decreased $0.3 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The fluctuations were primarily related to an increase in interest expense during both periods. Total non-interest income decreased $54.9 million and $29.2 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases in 2016 were due to lower of cost or market adjustments required on a held-for-sale loan portfolio that did not occur in 2015. The provision for credit losses decreased $67.5 million and $39.1 million for the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses increased $94.2 million and $181.5 million during the three-month and six-month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Total assets were $37.4 billion as of June 30, 2016, compared to $35.5 billion as of June 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$9,252,743	11.0%	$8,722,917	10.6%	$8,839,067	10.9%
Commercial and industrial loans and other commercial	23,085,853	27.5%	22,550,739	27.2%	21,773,159	26.8%
Multifamily	9,225,985	11.0%	9,438,463	11.4%	8,389,685	10.3%
Total Commercial Loans	41,564,581	49.5%	40,712,119	49.2%	39,001,911	48.0%
Consumer loans secured by real estate:
Residential mortgages	6,572,498	7.8%	6,467,755	7.8%	6,791,992	8.4%
Home equity loans and lines of credit	6,078,463	7.3%	6,151,232	7.5%	6,160,329	7.6%
Total consumer loans secured by real estate	12,650,961	15.1%	12,618,987	15.3%	12,952,321	16.0%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	27,010,745	32.2%	25,553,507	31.0%	25,291,214	31.1%
Personal unsecured loans	1,692,927	2.0%	2,639,881	3.2%	2,871,155	3.5%
Other consumer	908,720	1.2%	1,032,580	1.3%	1,158,677	1.4%
Total Consumer Loans	42,263,353	50.5%	41,844,955	50.8%	42,273,367	52.0%
Total Loans	$83,827,934	100.0%	$82,557,074	100.0%	$81,275,278	100.0%
Total Loans with:
Fixed	$49,469,195	59.0%	$48,871,915	59.2%	$49,000,773	60.3%
Variable	34,358,739	41.0%	33,685,159	40.8%	32,274,505	39.7%
Total Loans	$83,827,934	100.0%	$82,557,074	100.0%	$81,275,278	100.0%

(1) Includes LHFS

Commercial

Commercial loans (excluding multifamily loans) increased approximately $1.1 billion, or 3.4%, from December 31, 2015 to June 30, 2016, and increased $1.7 billion, or 5.6%, from June 30, 2015 to June 30, 2016. The increases from December 31, 2015 to June 30, 2016 were primarily due to organic growth in commercial real estate of $613.0 million, commercial banking of $539.0 million and equipment financing of $254.0 million. These were offset by a decrease in the large corporate and global banking portfolio of $560.0 million The increases from June 30, 2015 to June 30, 2016 were related to organic growth in commercial real estate loans of $841.0 million, commercial banking of $599.0 million, dealer floorplan loans of $459.0 million, and equipment financing loans of $587.0 million, offset by a decrease in large corporate and global banking loans of $742.0 million.

Multifamily loans decreased $212.5 million, or 2.3%, from December 31, 2015 to June 30, 2016, and increased $836.3 million, or 10.0%, from June 30, 2015 to June 30, 2016. The decrease from December 31, 2015 to June 30, 2016 was primarily attributable to normal portfolio activity in which loan repayments and runoff activity of $846.0 million offset by $626.0 million in new originations. The increase from June 30, 2015 to June 30, 2016 was primarily due to the Company repurchasing a portfolio of performing multi-family loans from FNMA for $1.4 billion offset by loan repayments activity in excess of new originations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the contractual maturity of the Company’s commercial loans at June 30, 2016:

	Maturity as of:
	June 30, 2016
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$2,199,645	$5,393,477	$1,659,621	$9,252,743
Commercial and industrial loans	9,094,889	11,492,837	2,498,127	23,085,853
Multifamily loans	869,775	6,504,770	1,851,440	9,225,985
Total	$12,164,309	$23,391,084	$6,009,188	$41,564,581
Loans with:				—
Fixed rates	$2,951,804	$10,435,555	$2,578,329	$15,965,688
Variable rates	9,212,505	12,955,529	3,430,859	25,598,893
Total	$12,164,309	$23,391,084	$6,009,188	$41,564,581

(1) Includes LHFS.

Consumer

Consumer loans secured by real estate increased $32.0 million, or 0.3%, from December 31, 2015 to June 30, 2016, and decreased $301.4 million, or 2.3%, from June 30, 2015 to June 30, 2016. The primary drivers of the increase from December 31, 2015 to June 30, 2016 were related to the residential mortgage portfolio, originations of $1.5 billion offset by runoff of $520.0 million and loan sales in the normal course of business of $890.0 million. The primary drivers of the decrease from June 30, 2015 to June 30, 2016 were also related to the residential mortgage portfolio, specifically originations of $3.1 billion, offset by runoff of $1.1 billion and loan sales in the normal course of business of $2.1 billion.

The consumer loan portfolio not secured by real estate increased $386.4 million, or 1.3%, from December 31, 2015 to June 30, 2016, and increased $291.3 million, or 1.0%, from June 30, 2015 to June 30, 2016. The increases were primarily due to originations in the RIC and auto loan portfolio related to core auto and Chrysler capital originations. This growth was offset by RIC and auto loan portfolio paydowns and charge-off activity as well as normal purchase accounting activity. In addition to normal securitization activity, during the six-month period ended June 30, 2016, sales of $869.3 million occurred related to the personal unsecured loans portfolio sold.

As of June 30, 2016, 71.5% of the Company's RIC and auto loan portfolio was nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, the nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weakening collateral values and increasing losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO, debt-to-income ("DTI") ratio, loan-to-value ("LTV") ratio, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In early 2015, we increased our origination volume of RICs to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO score, other factors such as the LexisNexis risk view score, LTV ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk appropriate annual percentage rate ("APR") at the time of origination. Origination volume of RICs with less than four trade lines and less than 36 months of credit history was $562.0 million and $1.5 billion for the three-month and six-month periods ended June 30, 2016. Our credit loss allowance forecasting models are not calibrated for this higher concentration of RICs with limited bureau information and, accordingly, as of June 30, 2016, we recorded a qualitative adjustment of $125.0 million, increasing the allowance ratio on individually acquired RICs by 0.5% of the unpaid principal balance. This adjustment was necessary to increase the estimated credit loss allowance for additional charge-offs expected on this portfolio, based on the loss performance information available to date, which evidences higher losses in the first months after origination in comparison to RICs with standard bureau attributes.

	June 30, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans		Retail installment contracts and auto loans
	Standard file(3)	Non-Standard file(4)	Standard file(3)	Non-Standard file(4)

No FICOs(1)	5.8%	61.5%	6.0%	64.5%
<600	60.5%	22.1%	61.3%	21.3%
600-639	19.3%	7.5%	19.5%	6.7%
>=640	14.4%	8.9%	13.2%	7.5%
Total	100.0%	100.0%	100.0%	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(4) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At June 30, 2016, a typical RIC was originated with an average APR of 14.0% and was purchased from the dealer at a discount of 0.2%. All of the Company's RICs and auto loans are fixed rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of June 30, 2016, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. In connection with this review, on October 9, 2015, SC delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, SC completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of approximately $869.3 million as of June 30, 2016.

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. These and other, smaller, revolving loan portfolios are carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. In order to ensure consistency and quality in accordance with the Company's credit and governance standards, authority to approve loans is shared jointly between the businesses and the credit risk group. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

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

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries are mitigated. At June 30, 2016 and December 31, 2015, 20.1% and 22.3%, respectively, of the commercial loan portfolio, excluding multifamily, was unsecured.

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

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate include acquired RICs from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks, as well as acquired consumer marine, RV and credit card loans. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles.

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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$146,546	$113,178
Commercial and industrial loans and other commercial	258,922	88,727
Multifamily	6,845	9,162
Total commercial loans	412,313	211,067
Consumer:
Residential mortgages	155,738	173,780
Consumer loans secured by real estate	119,135	127,171
Retail Installment Contracts and auto loans	1,082,396	1,119,061
Other consumer	14,248	24,020
Total consumer loans	1,371,517	1,444,032

Total non-accrual loans	1,783,830	1,655,099

Other real estate owned	37,432	38,959
Repossessed vehicles	183,713	172,375
Other repossessed assets	2,489	374
Total other real estate owned and other repossessed assets	223,634	211,708
Total non-performing assets	$2,007,464	$1,866,807

Past due 90 days or more as to interest or principal and accruing interest	$85,765	$79,729
Annualized net loan charge-offs to average loans (2)	2.3%	3.3%
Non-performing assets as a percentage of total assets	1.6%	1.5%
NPLs as a percentage of total loans	2.1%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.4%	2.2%
ACL as a percentage of total non-performing assets (1)	190.8%	181.0%
ACL as a percentage of total NPLs (1)	214.7%	204.3%

(1)	The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the period ended June 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

No commercial loans were 90 days or more past due and still accruing interest as of June 30, 2016. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $56.6 million and $56.6 million at June 30, 2016 and December 31, 2015, respectively. Potential problem consumer loans amounted to $3.7 billion and $3.6 billion at June 30, 2016 and December 31, 2015, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period, to $2.0 billion, or 1.6% of total assets, at June 30, 2016, compared to $1.9 billion, or 1.5% of total assets, at December 31, 2015, primarily attributable to a decrease in NPLs in the RIC and auto loan portfolio, offset by an increase in the commercial loans portfolio.

General

Non-performing assets consist of NPLs, which represent loans and leases no longer accruing interest, other real estate owned ("OREO") properties, and other repossessed assets. When interest accruals are suspended, accrued but uncollected interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the RIC portfolio, non-performing status will begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all accrued but uncollected interest is removed from interest income.

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as non-performing remain in non-performing status until the payment status is current and an event occurs that fully remediates the impairment or the loan demonstrates a sustained period of performance without a past due event, and there is reasonable assurance as to the collectability of all amounts due. Within the residential mortgage and home equity portfolios, accrual status is generally systematically driven, so that if the customer makes a payment that brings the loan below 90 days past due, the loan automatically returns to accrual status.

Commercial

Commercial NPLs increased $201.2 million from December 31, 2015 to June 30, 2016. At June 30, 2016, commercial NPLs accounted for 1.0% of total commercial loans, compared to 0.5% of total commercial loans at December 31, 2015. The increase in commercial NPLs was primarily attributable to an increase of NPLs in the commercial real estate portfolio of $33.4 million and an increase of $170.2 million in the commercial and industrial portfolio, primarily related to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016		December 31, 2015
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$155,738	$119,135	$173,780	$127,171
Total loans	6,572,498	6,078,463	6,467,755	6,151,232
NPLs as a percentage of total loans	2.4%	2.0%	2.7%	2.1%
NPLs in foreclosure status	44.4%	36.3%	43.3%	23.5%

(1) Includes LHFS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of June 30, 2016, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016	December 31, 2015

New Jersey	25.7%	17.2%
New York	24.1%	27.4%
Pennsylvania	10.1%	22.3%
Massachusetts	19.3%	10.6%
All other states	20.8%	22.5%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 85.6% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 50.8% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position. The Alt-A segment ("Alt-A") consists of loans with limited documentation requirements and a portion of which were originated through independent parties outside the Bank's geographic footprint. At June 30, 2016 and December 31, 2015, the residential mortgage portfolio included the following Alt-A loans:

	June 30, 2016	December 31, 2015
	(dollars in thousands)

Alt-A loans	$493,518	$531,824
Alt-A loans as a percentage of the residential mortgage portfolio(1)	7.5%	8.2%
Alt-A loans in NPL status	$41,069	$46,426
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	26.4%	26.7%

(1) Includes residential mortgage HFS

The performance of the Alt-A segment has remained poor, averaging an 8.3% NPL ratio in 2016. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.5% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 26.4% at June 30, 2016. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

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

NPLs in the RIC and auto loan portfolio decreased $352.1 million from December 31, 2015 to June 30, 2016. At June 30, 2016, non-performing RICs and auto loans accounted for 2.8% of total RIC and auto loans, compared to 4.4% of total RICs and auto loans at December 31, 2015. The decrease was primarily attributable to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. NPLs in the other consumer loan portfolio decreased $9.8 million from December 31, 2015 to June 30, 2016. At June 30, 2016 and December 31, 2015, non-performing other consumer loans accounted for 0.5% and 0.7% of total other consumer loans, respectively.

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

The following table summarizes TDRs at the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Performing
Commercial	$160,723	$127,989
Residential mortgage	138,463	134,356
Retail installment contracts and auto loan	4,016,634	3,434,412
Other consumer	113,204	100,474
Total performing	4,429,024	3,797,231
Non-performing
Commercial	161,775	66,042
Residential mortgage	60,423	66,573
Retail installment contracts and auto loan	437,410	421,356
Other consumer	47,333	48,344
Total non-performing	706,941	602,315
Total	$5,135,965	$4,399,546

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performing TDRs totaled $4.4 billion at June 30, 2016, an increase of $631.8 million compared to December 31, 2015. Non-performing TDRs totaled $706.9 million at June 30, 2016, an increase of $104.6 million compared to December 31, 2015. The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2016		Six-Month Period Ended June 30, 2015
	Retail installment contracts and auto loan	All other loans	Retail installment contracts and auto loan	All other loans
	(in thousands)
TDRs, beginning of period (2)	$3,866,235	$510,784	$1,840,970	$526,084
New TDRs	1,597,316	192,076	2,273,033	63,820
Charged-Off TDRs	(691,772)	(33,538)	(409,907)	(58,773)
Sold TDRs	3,892	—	(7,536)	—
Payments on TDRs	(321,626)	(38,112)	(209,576)	(36,712)
TDRs, end of period (1)	$4,454,045	$631,210	$3,486.984	$494.419

(1) Excludes SC personal unsecured loans, which amounted to $21.7 million and $17.3 million at June 30, 2016 and 2015, respectively, that were reclassified to LHFS during the third quarter of 2015.
(2) Excludes $12.9 million and $16.7 million of SC personal unsecured loans at December 31, 2015 and 2014, respectively, which were reclassified to LHFS during the third quarter of 2015.

Commercial

Performing commercial TDRs were $160.7 million, or 49.8% of total commercial TDRs at June 30, 2016 compared to $128.0 million, or 66.0% of total commercial TDRs at December 31, 2015. The increase in performing commercial TDRs was primarily attributable to one material borrower who was delinquent and non-performing, which became current and performing. The decrease as a percentage of the total commercial TDRs and the overall increase to commercial TDRs can be attributed to three new obligors whose loans were modified during the period, comprising $68.6 million of the increase.

Residential Mortgages

Performing residential mortgage TDRs increased from $134.4 million, or 66.9% of total residential mortgage TDRs at December 31, 2015 to $138.5 million, or 69.6% of total residential TDRs at June 30, 2016.

RICs

The RIC and auto loan portfolio is primarily comprised of nonprime loans (71.5% at June 30, 2016), which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 15.1% of the Company’s total RIC and auto loan portfolio at December 31, 2015 and 16.5% at June 30, 2016. Loan portfolios acquired as part of a business combination like the Change in Control could not be designated as TDRs under GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay-off or charge-off.

In accordance with its policies and guidelines, the Company at times offers payment deferrals to borrowers on its RICs, under which the consumer is allowed to move up to three delinquent payments to the end of the loan. More than 90% of deferrals granted are for two months. The policies and guidelines limit the number and frequency of deferrals that may be granted to one deferral every six months and eight months over the life of a loan, while some marine and recreational vehicle contracts have a maximum of twelve months in extensions to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from $100.5 million, or 67.5% of total other consumer loan TDRs at December 31, 2015 to $113.2 million, or 70.5% of total other consumer loan TDRs at June 30, 2016. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

Delinquencies

At June 30, 2016 and December 31, 2015, the Company's delinquencies consisted of the following:

	June 30, 2016					December 31, 2015
	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$362,489	$3,677,913	$221,851	$171,994	$4,434,247	$390,714	$3,713,852	$236,667	$159,011	$4,500,244
Total Loans(1)	$12,650,961	$27,010,745	$2,601,647	$41,564,581	$83,827,934	$12,618,987	$25,553,507	$3,672,461	$40,712,119	$82,557,074
Delinquencies as a % of Loans	2.9%	13.6%	8.5%	0.4%	5.3%	3.1%	14.5%	6.4%	0.4%	5.5%

(1) Includes LHFS

Overall, total delinquencies decreased by $66.0 million, or 1.5%, from December 31, 2015 to June 30, 2016. Consumer loans secured by real estate delinquencies decreased $28.2 million, primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies decreased $35.9 million and $14.8 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. Commercial delinquencies increased $13.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES ("ACL")

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as FICO and CLTV, internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$499,700	51.0%	$435,717	51.2%
Consumer loans	3,130,240	49.0%	2,679,666	48.8%
Unallocated allowance	45,328	n/a	45,328	n/a
Total allowance for loan and lease losses	3,675,268	100.0%	3,160,711	100.0%
Reserve for unfunded lending commitments	155,208		147,397
Total allowance for credit losses	$3,830,476		$3,308,108

General

The ACL increased $522.4 million from December 31, 2015 to June 30, 2016. The increase in the overall ACL was primarily attributable to continued growth in SC's RIC and auto loan portfolio.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquencies and NPLs, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

Generally, the Company’s loans held for investment are carried at amortized cost, net of the ALLL, which includes the estimate of any related net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

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

The portion of the ALLL related to the commercial portfolio was $499.7 million at June 30, 2016 (1.2% of commercial LHFI) and $435.7 million at December 31, 2015 (1.1% of commercial LHFI). The primary factor resulting in the increased ACL allocated to the commercial portfolio is, in part, due to current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves for this portfolio during the first quarter of 2016.

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

Residential mortgages not adequately secured by collateral are generally charged-off to fair value less cost to sell when deemed to be uncollectible or are delinquent 180 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include a loan that is secured by collateral and is in the process of collection, or a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

For residential mortgage loans, loss severity assumptions are incorporated into the loan and lease loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's ALLL incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted. As of June 30, 2016, the Company had $498.6 million and $5.4 billion of consumer home equity loans and lines of credit, which included $213.4 million and $2.9 billion, or 42.8% and 52.6%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 54.7% and 60.4%, respectively, as of June 30, 2016.

A home equity loan or line of credit not adequately secured by collateral is treated similarly to how residential mortgages are treated. The Company incorporates home equity loan or line of credit loss severity assumptions into the loan and lease loss reserve model following the same methodology as for residential mortgage loans. To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its ALLL for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.8% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 0.9% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to January 1, 2019 is approximately 2.4% and not considered significant. The Company's home equity lines of credit originated prior to 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 15 years, along with amortizing repayment periods of up to 15 years. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including FICO credit scoring model score and LTV ratio. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For RICs and personal unsecured loans at SC, the Company estimates the ALLL at a level considered adequate to cover probable credit losses inherent in the non-TDR portfolio, and records impairment on the TDR portfolio using a discounted cash flow model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts timing of unit losses and the loan balances at the time of default. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

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

No allowance was associated with the personal unsecured loan portfolio at SC as of June 30, 2016, as the portfolio was transferred to held-for-sale in the third quarter of 2015. Future originations will also be classified as held-for-sale. In previous periods, including the three months ended June 30, 2015, the Company employed product-specific models in determining the required ALLL. For the fixed rate installment loan portfolio, a vintage modeling approach was employed in which the models predicted the timing of losses and the loan balance at the time of default. As these were unsecured loans, the total loss was the loan balance at the time of default. For revolving loans, the model stratified the portfolio based on delinquency categories and age of account. Loss rates were derived from historical experience to determine expected portfolio losses over the next 12 months.

The allowance for consumer loans was $3.1 billion and $2.7 billion at June 30, 2016 and December 31, 2015, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.9% at June 30, 2016 and 6.9% at December 31, 2015. The increase in the allowance for consumer loans is primarily attributable to SC's RIC and auto loan portfolio growth.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated ALLL was $45.3 million at June 30, 2016 and $45.3 million at December 31, 2015.

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

The reserve for unfunded lending commitments remained flat from $147.4 million at December 31, 2015 to $155.2 million at June 30, 2016.

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

Total investment securities available-for-sale decreased $1.4 billion to $19.4 billion at June 30, 2016, compared to $20.9 billion at December 31, 2015. During the six-month period ended June 30, 2016, the composition of the Company's investment portfolio changed by decreases in U.S. Treasury securities, corporate debt securities, and state and municipal securities which were offset by increases in HQLA such as MBS and ABS. HQLA are low-risk assets that can easily and immediately be converted into cash at little or no loss of value, such as cash or investment securities guaranteed by a sovereign entity. The decreases were primarily driven by activities within the U.S. Treasury securities, corporate debt securities, and state and municipal securities, offset by increases within the MBS securities. U.S. Treasury securities decreased by $1.2 billion primarily due to sales and maturities of $3.2 billion offset by $2.0 billion of investment purchases. Corporate debt securities decreased by $1.5 billion primarily due to sales and maturities of $1.4 billion. The state and municipal securities decreased by $767.8 million primarily due to sales of $748.0 million. The MBS portfolio increased by $1.8 billion primarily due to $4.4 billion of investment purchases offset by $1.3 billion of investment sales and maturities and $1.5 billion of principal pay-downs. During the second quarter of 2016, the Company continued the strategy it implemented in 2015 to improve its liquidity by selling non-HQLA and reinvesting the funds into HQLA. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Total gross unrealized losses decreased $167.9 million during the six-month period ended June 30, 2016, primarily due to decreases in interest rates. The majority of the decreases in unrealized losses were in the MBS portfolios, corporate debt securities, and U.S. Treasury securities. The unrealized losses within the MBS portfolios decreased by $150.5 million, within the corporate debt securities portfolio by $11.2 million, and within the U.S. Treasury securities by $5.7 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details.

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $1.0 billion at December 31, 2015 to $836.3 million at June 30, 2016, primarily due to the FHLB's repurchase of its stock, offset by purchases of FHLB and FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at June 30, 2016 was approximately 4.30 years, compared to 3.94 years at December 31, 2015. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2016 was approximately 2.22 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$9,150,640	$8,197,496
FNMA and FHLMC securities	8,317,268	8,630,503
State and municipal securities	33	767,880
Other securities (1)	1,950,672	3,255,616
Total investment securities available-for-sale	19,418,613	20,851,495
Other investments	836,295	1,024,259
Total investment portfolio	$20,254,908	$21,875,754

(1) Other securities primarily include corporate debt securities and ABS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2016:

	At June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,503,447	$4,535,190
FHLMC	3,761,266	3,782,078
GNMA (1)	7,068,671	7,145,887
Government - Treasuries	2,004,639	2,004,753
Total	$17,338,023	$17,467,908

(1) Includes U.S government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2016, goodwill totaled $4.4 billion and represented 3.5% of total assets and 22.2% of total stockholder's equity. The following table shows goodwill by reportable segments at June 30, 2016:

	Retail Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Total
	(in thousands)
Goodwill at June 30, 2016	$1,880,304	$870,411	$542,584	$131,130	$1,019,960	$4,444,389

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair valuation of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to SC's share price, which declined during the quarter, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, and the Company recorded an impairment of $4.5 billion. At June 30, 2016 there is $1.0 billion of goodwill allocated to the SC reporting unit.

During the first half of 2016, the Company continued to evaluate SC's share price. The Company determined that there was no requirement to perform a goodwill impairment test at June 30, 2016. The Company will continue monitoring changes for potential impairment indicators in 2016. It is reasonably possible that additional impairment, up to the amount of the remaining goodwill, could be recognized based on additional share price declines in future periods. The Company expects to perform its next annual goodwill impairment test as of October 1, 2016.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $945.5 million at June 30, 2016, compared to $942.4 million at December 31, 2015. The increase in total premises and equipment was primarily due to computer software implementations, purchases of furniture, office equipment and ATMs, as well as leasehold improvements in both corporate and retail.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $617.8 million at June 30, 2016 and $353.4 million at December 31, 2015. The $264.4 million increase for the six-month period ended June 30, 2016 was primarily due to a $83.8 million decrease in the deferred tax asset for unrealized gains and losses included in other comprehensive income; a $219.7 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions, and a $67.5 million increase in net deferred tax liabilities related to other temporary differences, partially offset by a $99.0 million increase in the deferred tax asset established for SC loan mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of June 30, 2016.

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

The Company has not changed its reserve position as of June 30, 2016, and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

OTHER ASSETS

Other assets at June 30, 2016 were $2.0 billion, compared to $1.9 billion at December 31, 2015. The increase in other assets was primarily due to activity in derivative assets and miscellaneous assets and receivables, offset by decreases in income tax receivables and MSRs.

Derivative assets increased $200.0 million, primarily related to an increase in capital market trading due to fluctuations in the mark-to-market valuations.

Miscellaneous assets and receivables increased $79.0 million, primarily due to increases in capitalized lease equipment.

The increases above were offset by a decrease in income tax receivables of $193.9 million related to federal tax receivables. In addition, there was a decrease in MSRs of $29.4 million between December 31, 2015 and June 30, 2016. This decrease in MSRs was primarily related to a $(25.8) million change in fair value due to valuation assumptions of MSRs.

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

During the second quarter of 2016, there was a $1.2 billion reclassification of interest-bearing demand deposits to noninterest-bearing demand deposits. This was due to the end of a promotional product offered by the Company.

Total deposits and other customer accounts increased $383.5 million from December 31, 2015 to June 30, 2016. This increase was primarily comprised of increases in non-interest-bearing demand deposits of $1.7 billion, or 20.4%, and money market accounts of $214.0 million, or 0.9%. These increases were offset by a decrease in interest-bearing deposit accounts of $1.4 billion, or 13.4%, and CDs of $217.3 million, or 2.6%, primarily due to the shift in deposits to money market accounts. The Company continues to focus its efforts on attracting and increasing lower-cost deposits. The cost of deposits was 0.56% for the second quarters of both 2015 and 2016.

Time deposits of greater than $250,000 totaled $676.7 million and $1.5 billion at June 30, 2016 and December 31, 2015, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at June 30, 2016 were $46.8 billion, compared to $49.1 billion at December 31, 2015. Total borrowings decreased $2.3 billion, primarily due to a decrease of $4.9 billion in FHLB advances and the maturity of $475.7 million in SHUSA's senior notes. This was offset by a $1.6 billion of new debt issued by SHUSA and net $1.5 billion of SC securitization activity. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued interest	$127,607	$126,771
Accrued federal/foreign/state tax credits	188,173	189,684
Deposits payable	102,749	105,530
Expense accruals	445,766	452,509
Payroll/tax benefits payable	292,091	337,502
Accounts payable	83,193	154,400
Miscellaneous payable	214,635	299,890
Total accrued expenses	$1,454,214	$1,666,286

Accrued expenses decreased $212.1 million, or 12.7%, from December 31, 2015 to June 30, 2016. The decrease in accrued expenses was primarily due to the decrease in payroll and tax benefits payable of $45.4 million, which was related to a $37.7 million decrease in accrued incentive compensation paid out at June 30, 2016 compared to December 31, 2015. Accounts payable decreased $71.2 million, or 46.1%, due to the timing of certain temporary accounts payable at December 31, 2015 compared to June 30, 2016. In addition, there was a decrease in miscellaneous payables of $85.3 million from December 31, 2015 to June 30, 2016 primarily due to a liability recorded at year end related to the purchase price of Santander Drive Auto Receivables Trust ("SDART") 2011-3, which was settled during the first quarter of 2016.

Other Liabilities

	June 30, 2016	December 31, 2015
	(in thousands)
Total derivative activity	$577,117	$320,139
Official checks and money orders in process	141,531	105,102
Deferred gains/credits	19,192	25,683
Reserve for unfunded commitments	155,207	147,456
Total other liabilities	$893,047	$598,380

Other liabilities increased $294.7 million, or 49.2%, from December 31, 2015 to June 30, 2016. The increase in other liabilities was primarily related to the increase in liabilities associated with derivative activity of $257.0 million due to fluctuations in mark-to-market valuations. In addition, there was an increase in the reserve for unfunded commitments of $7.8 million due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in the Company's commercial lending business.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 14 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. This is because perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the Company's common stock. The perpetual preferred stock is redeemable at par. As of June 30, 2016, no preferred stock had been redeemed.

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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2016 and December 31, 2015, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month and six-month periods ended June 30, 2016.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at June 30, 2016:

	BANK
	June 30, 2016	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	14.89%	6.50%	4.50%
Tier 1 capital ratio	14.89%	8.00%	6.00%
Total capital ratio	16.24%	10.00%	8.00%
Leverage ratio	11.44%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III phasing-in basis.

	SHUSA
	June 30, 2016	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	12.40%	6.50%	4.50%
Tier 1 capital ratio	14.03%	8.00%	6.00%
Total capital ratio	15.85%	10.00%	8.00%
Leverage ratio	11.61%	5.00%	4.00%

(2) As defined by FRB regulations. Presentation under a Basel III phasing-in basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. The Company's Asset/Liability Committee reviews and approves the Company's liquidity policy and guidelines on a regular basis. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 15 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has over $4.8 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2016, SC completed on-balance sheet funding transactions totaling approximately $7.9 billion, including:

•	two securitizations on its SDART platform for $2.1 billion;

•	issuances of retained bonds on its SDART platform for $127.0 million;

•	two securitizations on its deeper subprime DRIVE platform for $1.9 billion;

•	a securitization on its CCART platform for $945.0 million;

•	two private amortizing lease facilities for $900.0 million;

•	two top-ups of private amortizing lease facilities for $578.0 million; and

•	three private amortizing facilities for $1.4 billion.

SC also completed $2.4 billion in asset sales, which consisted of $1.5 billion of recurring monthly sales with its third party flow partners, and the sale of LendingClub assets of $869.3 million to an unrelated third party.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

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

Available Liquidity

As of June 30, 2016, the Bank had approximately $22.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $12.1 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2016 and December 31, 2015, liquid assets (cash and cash equivalents and LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $13.8 billion and $21.0 billion, respectively. These amounts represented 24.5% and 37.4% of total deposits at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the Bank had $1.1 billion in cash held at the Federal Reserve. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Six-Month Period Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$1,390,845	$2,513,197
Net cash (used in) investing activities	(1,409,773)	(9,480,873)
Net cash (used in)/provided by financing activities	(1,995,331)	6,978,251

Cash provided by operating activities

Net cash provided by operating activities was $1.4 billion for the six-month period ended June 30, 2016, which is comprised of net income of $0.3 billion, $2.4 billion in proceeds from sales of LHFS, and $1.5 billion of provisions for credit losses, partially offset by $3.4 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $2.5 billion for the six-month period ended June 30, 2015, which was comprised of net income of $0.4 billion, $2.0 billion of provisions for credit losses, $2.7 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, partially offset by $3.4 billion of originations of LHFS, net of repayments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in investing activities

For the six-month period ended June 30, 2016, net cash used in investing activities was $1.4 billion, primarily due to $8.1 billion of purchases of investment securities available-for-sale, $3.3 billion in leased vehicle purchases, and $2.2 billion in normal loan activity, partially offset by $9.8 billion of available-for-sale investment securities sales, maturities and prepayments, $1.1 billion in proceeds from sales of loans held-for-investment, and $1.1 billion in proceeds from sales of leased vehicles.

For the six-month period ended June 30, 2015, net cash used in investing activities was $9.5 billion, primarily due to $7.0 billion of purchases of investment securities available-for-sale, $6.1 billion in normal loan activity, and $3.2 billion in leased vehicle purchases, partially offset by $4.8 billion of investment sales, maturities and repayments and $1.5 billion in proceeds from sales of leased vehicles.

Cash provided by financing activities

For the six-month period ended June 30, 2016, net cash used by financing activities was $2.0 billion, which was primarily due to a decrease in net borrowing activity of $2.4 billion, partially offset by a $383.5 million increase in deposits.

Net cash provided by financing activities for the six-month period ended June 30, 2015 was $7.0 billion, which was primarily due to an increase in deposits of $2.1 billion and an increase in net borrowing activity of $4.7 billion.

See the Condensed Consolidated Statements of Cash Flows ("SCF") for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Facilities

SC uses warehouse facilities are used to fund its originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. SC's warehouse lines generally are backed by auto RICs and, in some cases, leases or personal loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with its liquidity needs.

SC's warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the line; however, for certain of SC's warehouse lines, delinquency and net loss ratios are calculated with respect to its serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable, enforce its interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.

Certain of SC's credit facilities have covenants requiring timely filing of periodic reports with the SEC. SC has obtained waivers of all such covenants so that its non-timely filing of SC Quarterly Report on Form 10-Q for the period ended June 30, 2016 did not cause an event of default on any of its facilities.

SC has two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital retail financing. As of June 30, 2016 and December 31, 2015, there was an outstanding balance on these facilities of $3.6 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Repurchase Facility

SC also obtains financing through two investment management agreements whereby it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2016, there was an outstanding balance of $1.0 billion under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander NY, Santander provides SC with $3.0 billion of long-term committed revolving credit facilities.

The facilities offered through Santander NY are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. These facilities currently permit unsecured borrowing, but generally are collateralized by RICs as well as securitization notes payable and residuals owned by SC. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

Until March 4, 2016, when the facilities offered through Santander NY were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $2.5 billion and $3.8 billion under these facilities during the six-month periods ended June 30, 2016 and 2015, respectively. The maximum outstanding balance during each period was $3.0 billion and $4.4 billion, respectively.

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $9.7 billion and $13.7 billion at June 30, 2016 and December 31, 2015, respectively.

In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and privately issues amortizing notes.

SC obtains long-term funding for its receivables through securitizations in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SC may choose to issue floating rate securities based on market conditions; in such cases, SC generally executes hedging arrangements outside of the Trust to lock in its cost of funds. Because of prevailing market rates, SC did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SC was the largest issuer of retail auto ABS every year from 2011 through 2015, and has issued a total of over $51.0 billion in retail auto ABS since 2010.

SC executes each securitization transaction by selling receivables to securitization trusts ("Trusts") that issue ABS to investors. In order to attain specified credit ratings for each class of bonds, these securitization transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and overcollateralization, whereby more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of overcollateralization is reached and maintained, excess cash flows generated by the Trusts are released to SC as distributions from the Trusts. SC also receives monthly servicing fees as servicer for the Trusts. SC's securitizations may require an increase in credit enhancement levels if cumulative net losses exceed a specified percentage of the pool balance. None of SC's securitizations have cumulative net loss percentages above its respective limits.

SC's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs that meet the requirements to be consolidated in SC's financial statements. Following a securitization, the finance receivables and notes payable related to the securitized RICs remain on SC's Condensed Consolidated Balance Sheet. SC recognizes finance and interest income and fee income, as well as provisions for credit losses, on the collateralized RICs, and interest expense on the ABS issued. While these Trusts are consolidated in SC's financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to SC's creditors or other subsidiaries.

ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as SC, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. SC has completed five securitizations year-to-date in 2016. SC currently has 40 securitizations outstanding in the market with a cumulative ABS balance of approximately $16.4 billion. SC's securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SC generally retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. SC uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. SC generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.

SC also periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations, but are issued to banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs, loans and leases.

Off-Balance Sheet Financing

SC periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets. In April 2016, SC executed a Chrysler Capital securitization for which it has not sold the residual and as a result has retained the associated assets and bonds on its Condensed Consolidated Balance Sheet.

In 2015, SC sold its residual interests in certain aged Trusts, resulting in the deconsolidation of the assets and liabilities of the Trusts. As these Trusts season to the point of reaching the threshold for the optional clean-up call, SC has been exercising the call options, paying off the remaining debt, and returning the remaining assets to its books.

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

Dividends and Stock Issuances

At June 30, 2016, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the six-month period ended June 30, 2016. As of June 30, 2016, the Company had 530,391,043 shares of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$5,824,627	$3,227,449	$2,296,261	$300,917	$—
Notes payable - revolving facilities	9,055,116	3,563,485	5,491,631	—	—
Notes payable - secured structured financings	22,554,699	694,418	5,813,382	10,204,060	5,842,839
Other debt obligations (1) (2)	8,724,303	1,174,837	4,749,274	1,459,273	1,340,919
Junior subordinated debentures due to capital trust entities (1) (2)	435,006	10,012	20,024	20,024	384,946
CDs (1)	8,411,516	5,848,756	1,793,198	769,562	—
Non-qualified pension and post-retirement benefits	70,445	6,881	13,906	14,159	35,499
Operating leases(3)	689,757	117,266	196,907	136,286	239,298
Total contractual cash obligations	$55,765,469	$14,643,104	$20,374,583	$12,904,281	$7,843,501

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

In January 2016, the Bank early terminated $0.4 billion of advances maturing in April 2016 for which it recognized a termination fee of $4.4 million. In March 2016, the Bank early terminated $0.9 billion of advances with maturities ranging from September 2016 to February 2018, for with the Bank recognized a termination fee of $28.5 million.

In the second quarter of 2016, the Company terminated $1.5 billion in FHLB advances, with prepayment fees of $45.6 million.

In February 2016, SHUSA issued $1.5 billion of senior unsecured floating rate notes with a maturity of April 2017 to Santander. As of June 30, 2016 the Company repaid this note at par with no prepayment penalty.

On May 23, 2016, the Company completed the offer and sale of $1.0 billion in aggregate principal amount of its 2.70% Senior Notes due May 2019 and $600 million in aggregate principal amount of its Senior Floating Rate Notes due November 2017, which have a floating rate equal to three-month LIBOR plus 145 basis points.

Excluded from the above table are deposits of $48.2 billion that are due on demand by customers.

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

Flow Agreements

In addition to its credit facilities and secured structured financings, SC has flow agreements in place with Bank of America and CBP for Chrysler Capital RICs, and with another third party for charged off assets.

In order to manage its balance sheet and provide funding for its originations, SC has entered into flow agreements under which it will sell, or otherwise source to third parties, loans and leases on a periodic basis. These loans and leases are not on its balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. SC continues to actively seek additional such flow agreements.

SC has a flow agreement with Bank of America under which SC is committed to sell up to a specified amount of eligible loans to that bank each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell up to $350.0 million of eligible loans each month, and to change the required written notice period from either party to terminate the agreement from 120 days to 90 days. On October 27, 2016, Bank of America notified the Company that it is terminating the flow agreement effective January 31, 2017. SC retains servicing on all loans sold and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the loans sold is better or worse, respectively, than the expected performance at the time of sale.

SC has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. On June 25, 2015, SC and CBP amended the flow agreement to reduce CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, effective from and after August 1, 2015, as may be adjusted according to the agreement. SC retains servicing on the loans sold, and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans that it has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator if returns on the purchased pools are greater than originally expected.

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

SC is party to certain agreements with Bluestem whereby SC is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option.

In 2015, SC made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance platform. SC believes that this will create other opportunities, such as expanding its serviced for others platform and diversifying its funding sources and growing its capital. SC commenced certain marketing activities to find buyers for its personal lending assets. On February 1, 2016, SC completed the sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $869.3 million. Additionally, on March 24, 2016, in preparation for the sale or liquidation of SC's portfolio of loans originated under terms of an agreement whereby SC reviews point-of-sale credit applications for retail store customers, SC notified most of the retailers for which it reviews applications that it will no longer fund new originations effective April 11, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2014, SC entered into an application transfer agreement with Nissan, under which SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC pays Nissan a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

Other

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon (” Dundon”), Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014 (the “Shareholders Agreement”). Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. Because the Call Transaction was not completed before the Call End Date, interest began accruing on the price that will be paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that will ultimately be sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300 million revolving loan which, as of June 30, 2016 and December 31, 2015, had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement.

On August 31, 2016, Santander exercised its option to become the direct obligor of the Company’s Call Obligation in accordance with the Shareholders Agreement dated as of January 28, 2014 among Dundon, DDFS, SC and Santander. It is expected that Santander will subsequently contribute the DDFS Shares to the Company, which will be accounted for by the Company as an equity contribution. To date, the Call Transaction has not been consummated and remains subject to the completion of all conditions and required regulatory approvals.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month LIBOR. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income and balance sheet valuation simulations, shocks to those simulations, and scenario and market value analyses, and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2016 and December 31, 2015, respectively:

If interest rates changed in parallel by the amounts below at June 30, 2016	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(2.21)%
Up 100 basis points	2.45%
Up 200 basis points	3.96%

If interest rates changed in parallel by the amounts below at December 31, 2015	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.29)%
Up 100 basis points	1.00%
Up 200 basis points	1.59%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2016 and December 31, 2015.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2016	December 31, 2015
Down 100 basis points	(6.25)%	(3.44)%
Up 100 basis points	3.44%	0.73%
Up 200 basis points	4.37%	0.23%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, the Company’s MVE profile showed a decrease of 6.25% for downward parallel interest rate shocks of 100 basis points and an increase of 4.37% for upward parallel interest rate shocks of 200 basis points. This is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases and their market value appreciation is therefore limited. At the same time, with deposit rates already close to zero, the Company cannot effectively transfer interest rate declines to its NMD customers. For upward parallel interest rate shocks, extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks the loss in market value is not offset by the change in NMD.

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

EUROPEAN EXPOSURE

Concerns about the European Union countries’ sovereign debt and the future of the euro have caused uncertainty for financial markets globally.

The Company's exposure to European countries, at book value as of December 31, 2015 included the following:

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

These investments are included within corporate debt securities discussed in Note 3 to the Condensed Consolidated Financial Statements. The Company sold all of its European investments during the second quarter of 2016.

As of June 30, 2016, the Company had approximately $315.4 million of loans that were denominated in a currency other than the U.S. dollar.

Overall, gross exposure to the foregoing countries was approximately 0.2% of the Company's total assets as of June 30, 2016, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. We previously identified and reported certain material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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

Goodwill

In connection with the annual goodwill impairment test conducted as of October 1, the Company determined that there was a material weakness in the operating effectiveness of management’s review control over the calculation of the carrying value of the Company’s SC reporting unit used in the Company’s Step one goodwill impairment tests performed in accordance with ASC 350-20. A review of the calculation did not identify an error which resulted in an understatement of the carrying value used in the goodwill impairment tests. While the impact of the error did not result in a different conclusion regarding the step one impairment test that was conducted, it was reasonably possible that the understated carrying value could have resulted in a different conclusion that would not have been prevented or detected.

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

The following remediation steps are among the measures currently being implemented at the time of this filing by the Company and SC:

•
The Company and SC have begun efforts to hire additional personnel with the requisite skillsets in certain areas important to financial reporting. Three key accounting positions at SC, Head of Internal Control, Director of SEC Reporting and a Vice President of Accounting Policy, were recently filled by SC. A number of positions also were added and filled in the credit loss allowance area.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. Other than the risk factors disclosed below, there have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015.

Failure to satisfy obligations associated with being a public company may have adverse regulatory, economic, and reputational consequences.

As a public company, we are required to prepare and distribute periodic reports containing our consolidated financial statements with the SEC, evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board; and maintain internal policies, including those relating to disclosure controls and procedures.

On March 31, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Annual Report on Form 10-K from 90 days after the fiscal year-end (March 30, 2016) to 105 days after the fiscal year end (April 14, 2016). On August 16, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Quarterly Report on Form 10-Q from 46 days after the fiscal quarter-end (August 15, 2016) to 53 days after the fiscal quarter-end (August 22, 2016). On November 15, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Quarterly Report on Form 10-Q for the period ending September 30, 2016 from 45 days after the fiscal quarter-end (November 14, 2016) to 51 days after the fiscal quarter-end (November 21, 2016). We did not file those quarterly reports by the extensions of the deadlines for them. Those failures to file our periodic reports for the second and third quarters of 2016 within the time periods prescribed by the SEC, have, among other consequences, resulted in the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 months. This will increase the time and resources we need to expend if we choose to access the public capital markets. If in the future we are not able to file our periodic reports within the time periods prescribed by the SEC, among other consequences, the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 months would continue.

Internal controls over financial reporting may not prevent or detect all errors or acts of fraud.

We maintain disclosure controls and procedures designed to ensure that we timely report information as required in the SEC’s rules and regulations. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition, and results of operations, and could subject us to regulatory scrutiny.

In the course of preparing the consolidated financial statements as of and for the six months ended June 30, 2016, we identified certain material weaknesses in internal control over financial reporting. These material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q. Certain of these material weaknesses involve failures in the design and operating effectiveness of our controls, resulting in misstatements in our publicly filed financial statements for the years ended December 31, 2015, 2014 and 2013, and interim periods in 2016, 2015 and 2014. We have evaluated the impact of errors on previously filed Quarterly Reports on Form 10-Q as of and for the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and March

31,2016 as well as the Annual Report on Form 10-K as of and for the year ended December 31, 2015 and concluded that the previously filed financials for those periods were materially misstated. Accordingly, we have restated the previous filed financial statements to reflect the error corrections.

If we are unable to effectively remediate and adequately manage our internal controls over financial reporting in the future, we may be unable to produce accurate or timely financial information. Any negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.

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