Form 10-Q
period 2016-09-30
Santander Holdings USA, Inc.
filed 2016-12-12
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
CRA: Community Reinvestment Act
ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DDFS: Dundon DFS LLC
ALLL: Allowance for loan and lease losses	Deka Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AOD: Assurance of Discontinuance	DOJ: Department of Justice
APR: Annual percentage rate	DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities
ASC: Accounting Standards Codification	DTI: Debt-to-income
ASU: Accounting Standards Update	ECOA: Equal Credit Opportunity Act
ATM: Automated teller machine	EPS: Enhanced Prudential Standards
Bank: Santander Bank, National Association	ETR: Effective tax rate
BB&T: BB&T Corp.	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BNY Mellon: Bank of New York Mellon	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FCA: Fiat Chrysler Automobiles US LLC
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
CBP: Citizens Bank of Pennsylvania	Federal Reserve: Board of Governors of the Federal Reserve System
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate(s) of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CEVF: Commercial equipment vehicle financing	FICO®: Fair Isaac Corporation credit scoring model
CET1: Common equity tier 1	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CFPB: Consumer Financial Protection Bureau	FNMA: Federal National Mortgage Association
Change in Control: First quarter 2014 change in control and consolidation of SC	FRB: Federal Reserve Bank
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FTP: funds transfer pricing
Chrysler Capital: trade name used in providing services under the Chrysler Agreement	FVO: Fair value option
CLTV: Combined loan-to-value	GAAP: Accounting principles generally accepted in the United States of America
CMO: Collateralized mortgage obligation	GAP: Guaranteed auto protection
CMP: Civil Monetary Penalty	GCB: Global Corporate Banking
CODM: Chief Operating Decision Maker	HQLA: High-quality liquid assets
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	IPO: Initial public offering
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	IRS: Internal Revenue Service
CPR: Changes in anticipated loan prepayment rates	ISDA: International Swaps and Derivatives Association, Inc.

IT: Information technology	RSUs: Restricted stock units
Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under flow agreements	RV: Recreational vehicle
LCR: Liquidity coverage ratio	RWA: Risk-weighted assets
LHFI: Loans held-for-investment	S&P: Standard & Poor's
LHFS: Loans held-for-sale	Santander: Banco Santander, S.A.
LIBOR: London Interbank Offered Rate	Santander NY: New York branch of Banco Santander, S.A.
LTD: Long-term debt	Santander UK: Santander UK plc
LTV: Loan-to-value	SBNA: Santander Bank, National Association
MBS: Mortgage-backed securities	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
Massachusetts AG: Massachusetts Attorney General	SC Common Stock: Common shares of SC
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCF: Statement of Cash Flows
MSR: Mortgage servicing right	SCI: Santander Consumer International PR, LLC
MVE: Market value of equity	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
NMD: Non-maturity deposits	SEC: Securities and Exchange Commission
NPL: Non-performing loans	Securities Act: Securities Act of 1933, as amended
NSFR: Net stable funding ratio	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
OCC: Office of the Comptroller of the Currency	SHUSA: Santander Holdings USA, Inc.
OEM: Original equipment manufacturer	SIS: Santander Investment Securities Inc.
OIS: Overnight indexed swap	SPE: Special purpose entity
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
OREO: Other real estate owned	SSLLC: Santander Securities, LLC
OTTI: Other-than-temporary impairment	TDR: Troubled debt restructuring
Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries	TLAC: Total loss absorbing capacity
REIT: Real estate investment trust	Trusts: Securitization trusts
RIC: Retail installment contracts	VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Cash and cash equivalents	$11,829,746	$9,447,003
Investment securities:
Available-for-sale at fair value	16,637,851	21,741,172
Trading securities	5,959	248
Other investments	747,847	1,027,363
Loans held-for-investment (1) (5)	86,894,339	87,025,786
Allowance for loan and lease losses (5)	(3,814,282)	(3,246,145)
Net loans held-for-investment	83,080,057	83,779,641
Loans held-for-sale (2)	3,009,587	3,190,067
Premises and equipment, net (3)	985,371	1,026,800
Leased vehicles, net (5)(6)	9,760,119	8,377,835
Accrued interest receivable (5)	574,736	635,331
Equity method investments	257,913	266,569
Goodwill	4,454,925	4,454,925
Intangible assets, net	614,419	667,276
Bank-owned life insurance	1,753,164	1,727,267
Restricted cash (5)	3,256,902	2,630,508
Other assets (4) (5)	2,262,291	2,134,827
TOTAL ASSETS	$139,230,887	$141,106,832
LIABILITIES
Accrued expenses and payables	$2,838,589	$2,779,077
Deposits and other customer accounts	67,704,125	65,583,430
Borrowings and other debt obligations (5)	44,604,370	49,828,582
Advance payments by borrowers for taxes and insurance	196,408	171,137
Deferred tax liabilities, net	567,739	230,578
Other liabilities (5)	856,404	666,928
TOTAL LIABILITIES	116,767,635	119,259,732
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 and 10,500,000 shares authorized, 8,000 and 3,008,000 shares outstanding at September 30, 2016 and December 31, 2015, respectively)	195,445	270,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2016 and December 31, 2015)	16,601,196	16,629,822
Accumulated other comprehensive loss	(54,535)	(170,530)
Retained earnings	3,014,239	2,672,393
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,756,345	19,402,130
Noncontrolling interest	2,706,907	2,444,970
TOTAL STOCKHOLDER'S EQUITY	22,463,252	21,847,100
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$139,230,887	$141,106,832

(1) Loans held-for-investment ("LHFI") includes $217.5 million and $328.7 million of loans recorded at fair value at September 30, 2016 and December 31, 2015, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $1.2 billion and $970.8 million at September 30, 2016 and December 31, 2015, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $129.9 million and $151.5 million at September 30, 2016 and December 31, 2015, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.6 billion and $1.9 billion at September 30, 2016 and December 31, 2015, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015

	(in thousands)
INTEREST INCOME:
Loans	$1,889,077	$1,918,248	$5,755,173	$5,821,900
Interest-earning deposits	13,400	5,733	41,890	14,894
Investment securities:
Available-for-sale	60,844	85,707	235,851	241,150
Other investments	7,641	10,826	25,224	40,090
TOTAL INTEREST INCOME	1,970,962	2,020,514	6,058,138	6,118,034
INTEREST EXPENSE:
Deposits and other customer accounts	64,288	72,929	213,135	215,678
Borrowings and other debt obligations	285,544	235,085	863,186	684,327
TOTAL INTEREST EXPENSE	349,832	308,014	1,076,321	900,005
NET INTEREST INCOME	1,621,130	1,712,500	4,981,817	5,218,029
Provision for credit losses	687,912	954,070	2,200,154	3,004,723
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	933,218	758,430	2,781,663	2,213,306
NON-INTEREST INCOME:
Consumer fees	120,956	114,021	381,943	305,460
Commercial fees	50,728	53,694	153,640	160,448
Mortgage banking income, net	22,537	32,061	50,005	87,177
Equity method investments gain/(loss), net	421	1,624	(4,719)	(5,543)
Bank-owned life insurance	14,150	15,590	44,315	44,430
Lease income	483,929	364,634	1,365,519	1,017,711
Miscellaneous income	35,637	229,658	94,842	674,969
TOTAL FEES AND OTHER INCOME	728,358	811,282	2,085,545	2,284,652
Other-than-temporary impairment recognized in earnings	—	—	(44)	(1,092)
Net (loss)/gain on sale of investment securities	(364)	(2,309)	58,595	16,990
Net (loss)/gain recognized in earnings	(364)	(2,309)	58,551	15,898
TOTAL NON-INTEREST INCOME	727,994	808,973	2,144,096	2,300,550
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	426,162	402,635	1,282,094	1,169,459
Occupancy and equipment expenses	156,611	140,116	453,687	433,780
Technology expense	56,449	55,144	183,039	163,205
Outside services	57,742	89,658	207,472	211,826
Marketing expense	35,944	26,308	77,986	61,559
Loan expense	101,101	89,907	307,992	285,660
Lease expense	338,077	261,668	953,142	755,945
Other administrative expenses	109,189	109,027	310,078	310,115
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,281,275	1,174,463	3,775,490	3,391,549
OTHER EXPENSES:
Amortization of intangibles	17,174	19,245	52,860	59,144
Deposit insurance premiums and other expenses	17,950	14,917	56,966	46,446
Loss on debt extinguishment	10,228	—	88,672	—
Investment expense on qualified affordable housing projects	619	35	1,041	119
Impairment of capitalized software	—	—	19	—
TOTAL OTHER EXPENSES	45,971	34,197	199,558	105,709
INCOME BEFORE INCOME TAX PROVISION	333,966	358,743	950,711	1,016,598
Income tax provision	108,320	217,753	339,968	416,387
NET INCOME INCLUDING NONCONTROLLING INTEREST	225,646	140,990	610,743	600,211
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	77,672	75,383	257,419	221,980
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$147,974	$65,607	$353,324	$378,231
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$225,646	$140,990	$610,743	$600,211
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1)	53,828	(27,713)	6,528	(35,614)
Net unrealized (losses)/gains on available-for-sale investment securities, net of tax	(66,418)	84,058	112,786	61,623
Pension and post-retirement actuarial (losses)gains, net of tax	(4,449)	621	(3,319)	1,672
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	(17,039)	56,966	115,995	27,681
COMPREHENSIVE INCOME	208,607	197,956	726,738	627,892
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	77,672	75,383	257,419	221,980
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$130,935	$122,573	$469,319	$405,912

(1) Excludes $9.9 million and $(11.8) million of other comprehensive income/(loss) attributable to NCI for the three-month and nine-month periods ended September 30, 2016, respectively. There was no material other comprehensive income attributable to NCI for the three-month and nine-month periods ended September 30, 2015.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$270,445	$16,629,881	$(128,267)	$4,095,256	$4,052,395	$24,919,710
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	27,681	378,231	—	405,912
Net income attributable to noncontrolling interest	—	—	—	—	—	221,980	221,980
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	(2,004)	—	—	70,028	68,024
Issuance of common stock	—		(16)	—	16	—	—
Stock issued in connection with employee benefit and incentive compensation plans	—	—	1,901	—	—	—	1,901
Dividends paid on preferred stock	—	—	—	—	(15,872)	—	(15,872)
Balance, September 30, 2015	530,391	$270,445	$16,629,762	$(100,586)	$4,457,631	$4,344,403	$25,601,655

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	115,995	353,324	—	469,319
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	(11,790)	(11,790)
Net income attributable to noncontrolling interest	—	—	—	—	—	257,419	257,419
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	69	—	—	16,308	16,377
Redemption of Preferred Stock	—	(75,000)	—	—	—	—	(75,000)
Capital Distribution to Shareholder	—	—	(29,090)	—	—	—	(29,090)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	395	—	—	—	395
Dividends paid on preferred stock	—	—	—	—	(11,478)	—	(11,478)
Balance, September 30, 2016	530,391	$195,445	$16,601,196	$(54,535)	$3,014,239	$2,706,907	$22,463,252

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2016	2015

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$610,743	$600,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,200,154	3,004,723
Deferred tax expense	271,057	50,880
Depreciation, amortization and accretion	746,607	271,945
Net loss/(gain) on sale of loans	295,883	(127,890)
Net gain on sale of investment securities	(58,595)	(16,990)
Gain on residential loan securitizations	—	(9,373)
Net gain on sale of leased vehicles	(248)	(22,548)
Other-than-temporary impairment ("OTTI") recognized in earnings	44	1,092
Loss on debt extinguishment	88,672	—
Net loss on real estate owned and premises and equipment	8,382	5,510
Stock-based compensation	13,360	19,571
Equity loss on equity method investments	4,719	5,543
Originations of loans held-for-sale, net of repayments	(4,570,257)	(5,611,262)
Purchases of loans held-for-sale	(3,677)	—
Proceeds from sales of loans held-for-sale	3,859,060	4,726,465
Purchases of trading securities	(505,254)	(1,219,268)
Proceeds from sales of trading securities	525,660	1,678,289
Net change in:
Revolving personal loans	(471,061)	—
Other assets and bank-owned life insurance	(129,894)	339,888
Other liabilities	250,102	(153,905)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,135,457	3,542,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	6,755,298	2,765,461
Proceeds from prepayments and maturities of available-for-sale investment securities	7,897,204	4,325,199
Purchases of available-for-sale investment securities	(9,427,160)	(11,706,908)
Proceeds from sales of other investments	443,715	293,016
Proceeds from maturities of other investments	45	170
Purchases of other investments	(151,011)	(451,641)
Net change in restricted cash	(626,970)	51,405
Proceeds from sales of loans held-for-investment	1,447,704	1,842,583
Proceeds from the sales of equity method investments	—	14,988
Distributions from equity method investments	4,244	11,708
Contributions to equity method and other investments	(24,057)	(89,994)
Purchases of loans held-for-investment	(162,154)	(1,753,931)
Net change in loans other than purchases and sales	(1,729,419)	(7,454,267)
Purchases of leased vehicles	(4,624,096)	(4,738,987)
Proceeds from the sale and termination of leased vehicles	1,740,389	1,758,531
Manufacturer incentives	1,076,593	991,326
Proceeds from sales of real estate owned and premises and equipment	54,205	60,817
Purchases of premises and equipment	(159,608)	(190,159)
Confirming receivable	—	106,000
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	2,514,922	(14,164,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,120,695	3,706,937
Net change in short-term borrowings	(418,856)	(5,034,927)
Net proceeds from long-term borrowings	35,337,224	41,022,868
Repayments of long-term borrowings	(32,824,455)	(34,995,331)
Proceeds from FHLB advances (with terms greater than 3 months)	4,700,000	14,200,000
Repayments of FHLB advances (with terms greater than 3 months)	(12,123,672)	(4,870,000)
Net change in advance payments by borrowers for taxes and insurance	25,271	42,377
Cash dividends paid to preferred stockholders	(11,478)	(16,419)
Proceeds from the issuance of common stock	2,635	87,213
Redemption of preferred stock	(75,000)	—
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(3,267,636)	14,142,718

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,382,743	3,520,916
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,447,003	6,890,158
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,829,746	$10,411,074

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	61,186	73,110
Loans transferred from held-for-investment to held-for-sale, net	41,803	3,464,436
Unsettled purchases of investment securities	4,613	697,057
Residential loan securitizations	19,585	256,380

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a broker-dealer located in Puerto Rico, Banco Santander International ("BSI"), a financial services company located in Miami, FL which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York, NY providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries are the Bank and SC.

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

Intermediate Holding Company

On February 18, 2014, the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued the final rule implementing certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Final Rule") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an Intermediate Holding Company ("IHC"). Due to its U.S. non-branch total consolidated asset size, Santander was subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS, SSLLC, as well as several other subsidiaries.

As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. The entities transferred approximately $14.1 billion of assets and approximately $11.8 billion of liabilities to the Company on July 1, 2016. The transfer added approximately $69.9 million and $68.8 million of net income to the Company for the nine-month periods ended September 30, 2016 and 2015 after the financial statements have been recast to reflect the operations of the commonly controlled entities for all periods presented as a change in reporting entity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Basis of Presentation

The accounting and financial reporting policies of the Company conform to GAAP. These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company consolidates VIEs for which it is deemed the primary beneficiary. The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to Securities and Exchange Commission ("SEC") regulations. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All intercompany balances and transactions have been eliminated in consolidation. Where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Stockholder's Equity and Condensed Consolidated Statements of Cash Flows for the periods indicated, and contain adequate disclosure for a fair statement of this interim financial information. All adjustments are of a normal, recurring nature, except as otherwise disclosed.

Significant Accounting Policies

Management has identified accounting for consolidation, business combinations, the allowance for loan and lease losses ("ALLL") for originated and purchased loans and the reserve for unfunded lending commitments, loan modifications and troubled debt restructurings, goodwill, derivatives and hedge activities, and income taxes as the Company's critical accounting policies and estimates, in that they are important to the presentation of the Company's financial condition and results of operations, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

•
The Company also adopted ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items on a prospective basis. This ASU was issued by the FASB in January 2015 and eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions.

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on September 30, 2016 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month period ended September 30, 2016 other than the transaction disclosed in Note 10, Note 14, and Note 15 of these Condensed Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 and the related updates to it on its financial position, results of operations and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria that are similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for under an approach similar to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. Adoption of the amendment must be applied on a modified retrospective approach. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that a change in the counterparties to a derivative contract (i.e. a novation), in and of itself does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of the new guidance can be applied on a modified retrospective or prospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of the new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The ASU’s amendments add or clarify guidance on eight cash flow issues including debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period, however any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory.
which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted at the beginning of an annual reporting period for which annual or interim financial statements have not been issued or made available for issuance. The Company is in the process of evaluating the impacts of the adoption of this ASU.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control. which amends the guidance in U.S. GAAP on related parties that are under common control. Specifically, the new ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

NOTE 3. INVESTMENT SECURITIES

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$726,956	$2,316	$(8)	$729,264
Corporate debt securities	—	36	—	36
Asset-backed securities ("ABS")	1,683,275	13,922	(1,789)	1,695,408
Equity securities	11,097	5	(272)	10,830
State and municipal securities	31	—	—	31
Mortgage-backed securities ("MBS"):
U.S. government agencies - Residential	5,511,875	31,461	(12,926)	5,530,410
U.S. government agencies - Commercial	921,954	16,086	(1,530)	936,510
FHLMC and FNMA - Residential debt securities (1)	7,716,136	42,628	(47,744)	7,711,020
FHLMC and FNMA - Commercial debt securities	23,794	537	(10)	24,321
Non-agency securities	21	—	—	21
Total investment securities available-for-sale	$16,595,139	$106,991	$(64,279)	$16,637,851

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$4,015,214	$2,090	$(5,709)	$4,011,595
Corporate debt securities	1,476,801	10,060	(11,248)	1,475,613
Asset-backed securities	1,763,178	7,826	(1,494)	1,769,510
Equity securities	10,894	1	(408)	10,487
State and municipal securities	748,696	19,616	(432)	767,880
Mortgage-backed securities:
U.S. government agencies - Residential	4,099,386	10,675	(36,877)	4,073,184
U.S. government agencies - Commercial	1,006,161	3,347	(7,153)	1,002,355
FHLMC and FNMA - Residential debt securities	8,636,745	10,556	(153,128)	8,494,173
FHLMC and FNMA - Commercial debt securities	138,094	723	(2,487)	136,330
Non-agency securities	45	—	—	45
Total investment securities available-for-sale	$21,895,214	$64,894	$(218,936)	$21,741,172

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

During the nine-month period ended September 30, 2015, the Company sold $234.6 million of qualifying residential loans to FHLMC in return for $243.9 million of mortgage-backed securities ("MBS") issued by FHLMC resulting in a net realized gain on sale of $9.8 million which is included in Mortgage banking income, net line of the Company's Condensed Consolidated Statement of Operations.

As of September 30, 2016 and December 31, 2015, the Company had investment securities available-for-sale with an estimated fair value of $8.6 billion and $4.3 billion, respectively, pledged as collateral, which was comprised of the following: $6.1 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $1.5 billion and $117.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $539.0 million and $623.0 million, respectively, were pledged to deposits with clearing organizations; and $408.0 million and $395.8 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At September 30, 2016 and December 31, 2015, the Company had $39.1 million and $65.3 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Condensed Consolidated Balance Sheet.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. In March 2016, the Company decided to sell the entire municipal bond portfolio to reduce non-high quality liquid assets ("HQLA"), and to take gains to help cover the early terminations charges taken on Federal Home Loan Bank ("FHLB") advances.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at September 30, 2016 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,386,518	$1,390,402
Due after 1 year but within 5 years	844,893	857,116
Due after 5 years but within 10 years	239,594	241,487
Due after 10 years	14,113,037	14,138,016
Total	$16,584,042	$16,627,021

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of September 30, 2016 and December 31, 2015 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$54,871	$(8)	$—	$—	$54,871	$(8)
Asset-backed securities	$69,078	$(465)	$91,255	$(1,324)	$160,333	$(1,789)
Equity securities	—	—	10,077	(272)	10,077	(272)
Mortgage-backed securities:
U.S. government agencies - Residential	2,161,863	(7,588)	573,776	(5,338)	2,735,639	(12,926)
U.S. government agencies - Commercial	—	—	106,442	(1,530)	106,442	(1,530)
FHLMC and FNMA - Residential debt securities	985,252	(3,632)	2,135,268	(44,112)	3,120,520	(47,744)
FHLMC and FNMA - Commercial debt securities	466	(10)	—	—	466	(10)
Total	$3,271,530	$(11,703)	$2,916,818	$(52,576)	$6,188,348	$(64,279)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$2,323,244	$(5,709)	$—	$—	$2,323,244	$(5,709)
Corporate debt securities	775,366	(5,269)	152,486	(5,979)	927,852	(11,248)
Asset-backed securities	300,869	(1,083)	35,126	(411)	335,995	(1,494)
Equity securities	596	(7)	9,748	(401)	10,344	(408)
State and municipal securities	15,665	(119)	26,024	(313)	41,689	(432)
Mortgage-backed securities:
U.S. government agencies - Residential	1,723,439	(11,528)	954,916	(25,349)	2,678,355	(36,877)
U.S. government agencies - Commercial	367,706	(3,382)	114,038	(3,771)	481,744	(7,153)
FHLMC and FNMA - Residential debt securities	4,650,327	(38,013)	2,127,962	(115,115)	6,778,289	(153,128)
FHLMC and FNMA - Commercial debt securities	115,347	(2,487)	—	—	115,347	(2,487)
Total	$10,272,559	$(67,597)	$3,420,300	$(151,339)	$13,692,859	$(218,936)

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

The Company did not record any material OTTI in earnings related to its investment securities in the three-month and nine-month periods ended September 30, 2016. In 2015, the Company implemented a strategy to improve the Bank's liquidity by selling non-HQLA and reinvesting the funds into high-quality-liquid assets. During the nine-month period ended September 30, 2015, nine securities with a book value of $377.0 million in an unrealized loss position had not yet been sold. Because the Company could no longer assert that it did not have the intent to sell these securities, the Company determined that the impairment was other-than-temporary. As a result, these securities were written down to fair value, resulting in a $1.1 million OTTI charge.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 217 individual securities at September 30, 2016) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Proceeds from the sales of available-for-sale securities	$—	$497,182	$6,755,298	$2,765,461

Gross realized gains	$—	$533	$60,328	$23,592
Gross realized losses	—	(2,526)	(2,558)	(5,229)
OTTI	—	—	(44)	(1,092)
Net realized (losses)/gains (1)	$—	$(1,993)	$57,726	$17,271
(1) Excludes the net realized gains/(losses) related to Trading Securities.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $57.7 million for the nine-month period ended September 30, 2016 in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the nine-month period ended September 30, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the corporate debt securities were sold off with a book value of $1.4 billion for a gain of $5.9 million, the sale of MBS, including FHLMC residential debt securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million, and the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

The Company recognized $2.0 million of losses and $17.3 million of gains for the three-month and nine-month periods ended September 30, 2015, respectively, in net (losses)/gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net loss realized for the three-month period ended September 30, 2015 was primarily comprised of the sale of corporate debt securities with a book value of $63.7 million for a gain of $0.4 million, and the sale of asset-backed securities ("ABS") with a book value of $419.6 million for a loss of $1.4 million. The net gain for the nine-month period ended September 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $517.6 million for a gain of $7.0 million, and the sale of ABS with a book value of $683.9 million for a gain of $0.2 million, offset by OTTI of $1.1 million.

Trading Securities

The Company held $6.0 million of trading securities as of September 30, 2016, compared to $0.2 million held at December 31, 2015. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Condensed Consolidated Statement of Operations as the Company utilized its trading securities portfolio to economically hedge the MSR portfolio.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank (the "FRB") with aggregate carrying amounts of $708.2 million and $1.0 billion as of September 30, 2016 and December 31, 2015, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2016, the Company purchased $56.5 million and $150.9 million of FHLB stock at par, respectively, and redeemed $153.3 million and $443.7 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the three-month and nine-month periods ended September 30, 2016, the Company did not purchase any FRB stock. Other investments also include $39.6 million and $26.4 million of low-income housing tax credit ("LIHTC") investments as of September 30, 2016 and December 31, 2015, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $53.5 billion at September 30, 2016 and $60.7 billion at December 31, 2015.

Loans that the Company intends to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at September 30, 2016 was $3.0 billion, compared to $3.2 billion at December 31, 2015. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio to value the portfolio at the lower of cost or market, and the adjusted credit loss allowance was released through the provision for credit losses; reflected as a charge-off against the credit loss allowance. Future loan originations and purchases under SC’s personal lending platform will also be classified as held for sale. As of September 30, 2016, the value of the personal unsecured held-for-sale portfolio was $920.3 million.

On February 1, 2016, SC completed the sale of assets from the personal unsecured held-for-sale portfolio to a third party for an immaterial gain to the unpaid principal balance. The balance of the loans associated with this sale was $869.3 million.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At September 30, 2016 and December 31, 2015, accrued interest receivable on the Company's loans was $536.0 million and $569.8 million, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases held-for-investment by portfolio and by rate type:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held-for-investment:
Commercial real estate loans	$10,165,990	11.7%	$9,846,236	11.3%
Commercial and industrial loans	19,601,335	22.6%	20,908,107	24.0%
Multifamily loans	9,021,275	10.4%	9,438,463	10.8%
Other commercial(2)	6,799,457	7.8%	6,257,072	7.2%
Total commercial loans held-for-investment	45,588,057	52.5%	46,449,878	53.3%
Consumer loans secured by real estate:
Residential mortgages	7,588,663	8.7%	7,566,301	8.7%
Home equity loans and lines of credit	6,041,629	7.0%	6,151,232	7.1%
Total consumer loans secured by real estate	13,630,292	15.7%	13,717,533	15.8%
Consumer loans not secured by real estate:
RICs and auto loans - originated	21,602,717	24.9%	18,539,588	21.3%
RICs and auto loans - purchased	4,005,079	4.6%	6,108,210	7.0%
Personal unsecured loans	1,219,942	1.4%	1,177,998	1.4%
Other consumer(3)	848,252	0.9%	1,032,579	1.2%
Total consumer loans	41,306,282	47.5%	40,575,908	46.7%
Total loans held-for-investment(1)	$86,894,339	100.0%	$87,025,786	100.0%
Total loans held-for-investment:
Fixed rate	$53,357,078	61.4%	$52,283,715	60.1%
Variable rate	33,537,261	38.6%	34,742,071	39.9%
Total loans held-for-investment(1)	$86,894,339	100.0%	$87,025,786	100.0%
(1)Total loans held-for-investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $640.5 million and $8.4 million as of September 30, 2016 and December 31, 2015, respectively.
(2)Other commercial includes$3.7 billion and $3.6 billion at September 30, 2016 and December 31, 2015, respectively, of loans not defined as commercial or consumer for regulatory purposes, but which are defined as "Other." The remainder of the balance primarily includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicles ("RV") and marine loans.

Portfolio segments and classes

GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes an alternate categorization compared to the financial statement categorization of loans, to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital”, which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the commercial equipment vehicle financing ("CEVF") business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the ALLL and other credit quality disclosures at September 30, 2016 and December 31, 2015, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2016	December 31, 2015
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,751,682	$3,680,517
Middle Market Real Estate	5,033,700	4,615,250
Santander Real Estate Capital	1,380,608	1,550,469
Total commercial real estate	10,165,990	9,846,236
Commercial and industrial (3)	19,601,335	20,908,107
Multifamily	9,021,275	9,438,463
Other commercial	6,799,457	6,257,072
Total commercial LHFI	$45,588,057	$46,449,878

(1)	These represent the Company's loan categories based on the SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $224.5 million of LHFS at September 30, 2016 and excluded $86.4 million of LHFS at December 31, 2015.

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” include all organic home equity contracts and purchased home equity portfolios. "RIC and auto loans" includes the Company's direct automobile loan portfolios, but excludes recreational vehicle ("RV") and marine retail installment contracts ("RICs"). "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

In accordance with the Company's accounting policy when establishing the collective ACL for originated loans, the Company's estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off, while it considers the entire discount for loan portfolios purchased at a discount as available to absorb the credit losses when determining the ACL specific to these portfolios. For loans purchased at a discount, provision expense is recorded only when incurred losses on the portfolio exceed the unaccreted purchase discount. This accounting policy is not applicable for the purchased loan portfolios acquired with evidence of credit deterioration, on which we elected to apply the FVO.

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2016	December 31, 2015
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$7,588,663	$7,566,301
Home equity loans and lines of credit	6,041,629	6,151,232
Total consumer loans secured by real estate	13,630,292	13,717,533
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	21,602,717	18,539,588
RICs and auto loans - purchased (4)	4,005,079	6,108,210
Personal unsecured loans(5)	1,219,942	1,177,998
Other consumer	848,252	1,032,579
Total consumer loans held-for-investment	$41,306,282	$40,575,908

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $392.9 million and $243.5 million of LHFS at September 30, 2016 and December 31, 2015, respectively.

(4)	RIC and auto loans exclude $1.5 billion and $905.7 million of LHFS at September 30, 2016 and December 31, 2015, respectively.

(5)	Personal unsecured loans exclude $920.3 million and $2.0 billion of LHFS at September 30, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 change in control and consolidation of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	September 30, 2016	December 31, 2015
RICs - Purchased:
UPB (1)	$4,366,769	$6,709,748
UPB - FVO (2)	46,049	140,995
Total UPB	4,412,818	6,850,743
Purchase Marks (3)	(407,739)	(742,533)
Total RICs - Purchased	4,005,079	6,108,210

RICs - Originated:
UPB (1)	22,104,087	19,069,801
Net discount	(517,961)	(548,057)
Total RICs - Originated	21,586,126	18,521,744
SBNA auto loans	16,591	17,844
Total RICs - originated post change in control	$21,602,717	$18,539,588
Total RICs and auto loans	$25,607,796	$24,647,798

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $10.6 million and $33.1 million related to purchased loan portfolios on which we elected to apply the FVO at September 30, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2016 and 2015 was as follows:

	Three-Month Period Ended September 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$528,858	$3,189,784	$47,245	$3,765,887
Provision for/ (Recovery of) loan losses	21,454	687,697	—	709,151
Charge-offs	(41,660)	(1,249,370)	—	(1,291,030)
Recoveries	21,359	608,915	—	630,274
Charge-offs, net of recoveries	(20,301)	(640,455)	—	(660,756)
Allowance for loan and lease losses, end of period	$530,011	$3,237,026	$47,245	$3,814,282

Reserve for unfunded lending commitments, beginning of period	$156,155	$743	$—	$156,898
Provision for unfunded lending commitments	(21,244)	5	—	(21,239)
Loss on unfunded lending commitments	(1,094)	—	—	(1,094)
Reserve for unfunded lending commitments, end of period	133,817	748	—	134,565
Total allowance for credit losses, end of period	$663,828	$3,237,774	$47,245	$3,948,847

	Nine-Month Period Ended September 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan and lease losses	122,832	2,090,516	—	2,213,348
Charge-offs	(118,273)	(3,424,199)	—	(3,542,472)
Recoveries	68,640	1,828,621	—	1,897,261
Charge-offs, net of recoveries	(49,633)	(1,595,578)	—	(1,645,211)
Allowance for loan and lease losses, end of period	$530,011	$3,237,026	$47,245	$3,814,282
Reserve for unfunded lending commitments, beginning of period	$148,207	$814	$—	$149,021
Provision for unfunded lending commitments	(13,128)	(66)	—	(13,194)
Loss on unfunded lending commitments	(1,262)	—	—	(1,262)
Reserve for unfunded lending commitments, end of period	133,817	748	—	134,565
Total allowance for credit losses, end of period	$663,828	$3,237,774	$47,245	$3,948,847
Ending balance, individually evaluated for impairment(1)	$146,458	$1,376,942	$—	$1,523,400
Ending balance, collectively evaluated for impairment	383,553	1,860,084	47,245	2,290,882

Financing receivables:
Ending balance	$45,812,581	$44,091,345	$—	$89,903,926
Ending balance, evaluated under the fair value option or lower of cost or fair value	224,524	3,027,806	—	3,252,330
Ending balance, individually evaluated for impairment(1)	693,317	5,465,762	—	6,159,079
Ending balance, collectively evaluated for impairment	44,894,740	35,597,777	—	80,492,517

(1) Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$416,986	$2,423,712	$73,509	$2,914,207
Provision for / (Recovery of) loan losses	31,108	949,212	(26,258)	954,062
Charge-offs	(48,248)	(1,495,927)	—	(1,544,175)
Recoveries	27,890	498,218	—	526,108
Charge-offs, net of recoveries	(20,358)	(997,709)	—	(1,018,067)
Allowance for loan and lease losses, end of period	$427,736	$2,375,215	$47,251	$2,850,202

Reserve for unfunded lending commitments, beginning of period	$138,016	$1,129	$—	$139,145
Provision for unfunded lending commitments	(9)	17	—	8
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	138,007	1,146	—	139,153
Total allowance for credit losses, end of period	$565,743	$2,376,361	$47,251	$2,989,355

	Nine-Month Period Ended September 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$413,885	$1,329,063	$34,941	$1,777,889
Provision for loan and lease losses	73,821	2,913,441	12,310	2,999,572
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(102,809)	(3,345,343)	—	(3,448,152)
Recoveries	42,839	1,505,171	—	1,548,010
Charge-offs, net of recoveries	(59,970)	(1,840,172)	—	(1,900,142)
Allowance for loan and lease losses, end of period	$427,736	$2,375,215	$47,251	$2,850,202

Reserve for unfunded lending commitments, beginning of period	$133,002	$1,001	$—	$134,003
Provision for unfunded lending commitments	5,005	146	—	5,151
Loss on unfunded lending commitments	—	(1)	—	(1)
Reserve for unfunded lending commitments, end of period	138,007	1,146	—	139,153
Total allowance for credit losses, end of period	$565,743	$2,376,361	$47,251	$2,989,355
Ending balance, individually evaluated for impairment(2)	$63,842	$761,620	$—	$825,462
Ending balance, collectively evaluated for impairment	363,894	1,613,595	47,251	2,024,740

Financing receivables:
Ending balance	$45,750,989	$43,616,178	$—	$89,367,167
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	—	3,371,151	—	3,371,151
Ending balance, individually evaluated for impairment(2)	469,130	4,047,157	—	4,516,287
Ending balance, collectively evaluated for impairment	45,281,859	36,197,870	—	81,479,729

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

(2)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the Allowance for loan losses for the Retail Installment Contracts acquired ("Purchased") in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2016			September 30, 2016
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$615,623	$2,342,440	$2,958,063	$590,807	$1,891,989	$2,482,796
Provision for / (Release of) loan and lease losses	29,406	630,962	660,368	150,658	1,877,527	2,028,185
Charge-offs	(207,662)	(996,395)	(1,204,057)	(666,623)	(2,611,263)	(3,277,886)
Recoveries	155,673	442,543	598,216	518,198	1,261,297	1,779,495
Charge-offs, net of recoveries	(51,989)	(553,852)	(605,841)	(148,425)	(1,349,966)	(1,498,391)
Allowance for loan and lease losses, end of period	$593,040	$2,419,550	$3,012,590	$593,040	$2,419,550	$3,012,590

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2015			September 30, 2015
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$542,709	$1,219,134	$1,761,843	$963	$709,024	$709,987
Provision for / (Release of) loan and lease losses	129,109	686,563	815,672	958,738	1,520,920	2,479,658
Other(1)	—	—	—	(27,117)	—	(27,117)
Charge-offs	(328,624)	(612,318)	(940,942)	(1,216,036)	(1,268,524)	(2,484,560)
Recoveries	218,962	251,748	470,710	845,608	583,707	1,429,315
Charge-offs, net of recoveries	(109,662)	(360,570)	(470,232)	(370,428)	(684,817)	(1,055,245)
Allowance for loan and lease losses, end of period	$562,156	$1,545,127	$2,107,283	$562,156	$1,545,127	$2,107,283
(1) The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$121,041	$101,803
Middle market commercial real estate	58,880	59,112
Santander real estate capital	3,143	3,454
Commercial and industrial	225,050	95,538
Multifamily	7,084	9,162
Other commercial	9,276	2,982
Total commercial loans	424,474	272,051
Consumer:
Residential mortgages	278,265	304,935
Home equity loans and lines of credit	119,114	127,171
RICs and auto loans - originated	913,186	701,785
RICs - purchased	291,178	417,276
Personal unsecured loans	4,800	5,623
Other consumer	13,410	23,125
Total consumer loans	1,619,953	1,579,915
Total non-accrual loans	2,044,427	1,851,966

Other real estate owned ("OREO")	115,308	117,746
Repossessed vehicles	193,596	172,375
Foreclosed and other repossessed assets	1,780	374
Total OREO and other repossessed assets	310,684	290,495
Total non-performing assets	$2,355,111	$2,142,461

Age Analysis of Past Due Loans

For reporting of past due loans, a payment of 90% or more of the amount due will be considered to meet the contractual requirements. For the majority of RICs, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	September 30, 2016
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$14,414	$41,775	$56,189	$3,695,493	$3,751,682	$—
Middle market commercial real estate	4,672	59,157	63,829	4,969,870	5,033,699	—
Santander real estate capital	125	—	125	1,380,484	1,380,609	—
Commercial and industrial	50,724	38,412	89,136	19,737,271	19,826,407	—
Multifamily	2,474	1,980	4,454	9,016,821	9,021,275	—
Other commercial	36,897	1,104	38,001	6,760,908	6,798,909	—
Consumer:
Residential mortgages	214,060	230,596	444,656	7,536,939	7,981,595	—
Home equity loans and lines of credit	28,520	74,746	103,266	5,938,363	6,041,629	—
RICs and auto loans - originated	2,740,157	262,461	3,002,618	20,071,907	23,074,525	—
RICs and auto loans - purchased	844,228	73,314	917,542	3,087,537	4,005,079	—
Personal unsecured loans	96,117	100,059	196,176	1,944,089	2,140,265	91,219
Other consumer	25,808	21,923	47,731	800,521	848,252	—
Total	$4,058,196	$905,527	$4,963,723	$84,940,203	$89,903,926	$91,219

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	As of
	December 31, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,402	$41,167	$59,569	$3,620,948	$3,680,517	$—
Middle market commercial real estate	9,778	42,622	52,400	4,562,850	4,615,250	192
Santander real estate capital	—	654	654	1,549,815	1,550,469	—
Commercial and industrial	36,834	49,315	86,149	20,908,357	20,994,506	—
Multifamily	2,951	4,537	7,488	9,430,975	9,438,463	—
Other commercial	50,649	2,083	52,732	6,204,340	6,257,072	—
Consumer:
Residential mortgages	205,140	240,623	445,763	7,364,082	7,809,845	—
Home equity loans and lines of credit	28,166	79,715	107,881	6,043,351	6,151,232	—
RICs and auto loans - originated	2,149,480	212,569	2,362,049	17,083,248	19,445,297	—
RICs and auto loans - purchased	1,242,545	109,258	1,351,803	4,756,407	6,108,210	—
Personal unsecured loans	88,938	88,445	177,383	2,955,029	3,132,412	79,760
Other consumer	41,667	32,573	74,240	958,340	1,032,580	—
Total	$3,874,550	$903,561	$4,778,111	$85,437,742	$90,215,853	$79,952

(1)	Financing receivables include LHFS.

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

	September 30, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$95,621	$110,825	$—	$96,384
Middle market commercial real estate	47,564	74,630	—	62,945
Santander real estate capital	2,663	2,663	—	2,739
Commercial and industrial	67,953	73,427	—	41,123
Multifamily	10,494	11,261	—	9,981
Other commercial	1,355	1,355	—	797
Consumer:
Residential mortgages	180,763	226,874	—	159,288
Home equity loans and lines of credit	51,169	51,169	—	41,125
RICs and auto loans - originated	2	2	—	4
RICs and auto loans - purchased	40,639	52,211	—	92,850
Personal unsecured loans(2)	23,144	23,144	—	18,005
Other consumer	19,571	23,893	—	10,891
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	87,996	91,391	22,771	78,454
Middle market commercial real estate	71,554	82,343	17,343	54,800
Santander real estate capital	8,652	8,652	890	4,653
Commercial and industrial	220,846	225,717	104,178	161,208
Multifamily	2,256	2,256	831	3,955
Other commercial	6,475	6,475	445	4,846
Consumer:
Residential mortgages	271,390	307,548	39,876	306,946
Home equity loans and lines of credit	50,712	65,032	5,256	65,990
RICs and auto loans - originated	2,789,937	2,848,928	842,411	6,481,276
RICs and auto loans - purchased	2,023,615	2,287,010	486,370	4,796,995
Personal unsecured loans	1,571	1,855	271	9,158
Other consumer	13,512	18,189	2,758	17,479
Total:
Commercial	$623,429	$690,995	$146,458	$521,885
Consumer	5,466,025	5,905,855	1,376,942	12,000,007
Total	$6,089,454	$6,596,850	$1,523,400	$12,521,892

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $510.2 million for the nine-month period ended September 30, 2016 on approximately $4.9 billion of TDRs that were returned to performing status as of September 30, 2016.

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$97,975	$108,760	$—
Middle market commercial real estate	78,325	123,495	—
Santander real estate capital	2,815	2,815	—
Commercial and industrial	12,190	17,513	—
Multifamily	9,467	10,488	—
Other commercial	239	239	—
Consumer:
Residential mortgages	145,676	190,240	—
Home equity loans and lines of credit	31,080	31,080	—
RICs and auto loans - originated	15	15	—
RICs and auto loans - purchased	75,698	96,768	—
Personal unsecured loans	12,865	12,865	—
Other consumer	12,495	16,002	—
With an allowance recorded:
Commercial:
Corporate banking	62,894	66,460	12,314
Middle market commercial real estate	38,046	43,745	5,624
Santander real estate capital	654	782	98
Commercial and industrial	117,419	146,394	35,607
Multifamily	5,653	5,658	443
Other commercial	3,216	4,465	750
Consumer:
Residential mortgages	323,060	360,450	40,818
Home equity loans and lines of credit	71,847	86,355	3,757
RICs and auto loans - originated	1,325,975	1,359,585	408,208
RICs and auto loans - purchased	2,454,108	2,773,536	454,926
Personal unsecured loans	1,839	2,226	430
Other consumer	18,663	23,790	3,225
Total:
Commercial	$428,893	$530,814	$54,836
Consumer	4,473,321	4,952,912	911,364
Total	$4,902,214	$5,483,726	$966,200

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $451.1 million for the year ended December 31, 2015 on approximately $4.0 billion of TDRs that were returned to performing status as of December 31, 2015.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
September 30, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$3,327,659	$4,647,062	$1,278,943	$18,500,649	$8,853,272	$6,771,544	$43,379,129
Special Mention	161,853	170,711	34,250	658,121	118,172	9,986	1,153,093
Substandard	244,084	172,277	67,415	634,495	49,831	17,379	1,185,481
Doubtful	18,086	43,650	—	33,142	—	—	94,878
Total commercial loans	$3,751,682	$5,033,700	$1,380,608	$19,826,407	$9,021,275	$6,798,909	$45,812,581

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,940,461	$4,335,501	$1,363,031	$19,730,170	$9,114,466	$6,211,672	$43,695,301
Special Mention	188,324	33,256	144,597	516,776	249,165	28,686	1,160,804
Substandard	345,668	163,939	42,187	475,405	74,410	15,601	1,117,210
Doubtful	206,064	82,554	654	272,984	422	284	562,962
Total commercial loans	$3,680,517	$4,615,250	$1,550,469	$20,995,335	$9,438,463	$6,256,243	$46,536,277

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

In early 2015, the Company increased its origination volume of RICs to borrowers with limited credit bureau attributes, such as less than 36 months of history or less than four trade lines. For these borrowers, many of whom do not have a FICO® score, other factors, such as the LexisNexis risk view score, LTV ratio, and payment-to-income ratio, are utilized to assign an internal credit score. Origination volume of these RICs was $562 million and $1 billion for the three-month periods ended September 30, 2016 and September 30, 2015, respectively. The Company recorded a qualitative adjustment of $149 million as of December 31, 2015 to account for the higher concentration of loans with limited bureau information. However, this qualitative adjustment was reduced to zero as of September 30, 2016 as origination metrics have improved and the additional charge-offs expected on this portfolio are included in the estimated credit loss allowance.

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	September 30, 2016		December 31, 2015
Credit Score Range(2)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,765,756	17.6%	$4,913,606	19.2%
<600	14,103,716	52.1%	13,374,065	52.3%
600-639	4,561,645	16.8%	4,260,982	16.7%
>=640	3,648,487	13.5%	3,004,854	11.8%
Total	$27,079,604	100.0%	$25,553,507	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $1.5 billion and $905.7 million of LHFS at September 30, 2016 and December 31, 2015 that do not have an allowance.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
September 30, 2016	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$645,667	$11,938	$1	$—	$—	$—	$—	$657,606
<600	133	236,658	69,626	48,061	32,607	6,628	7,545	401,258
600-639	180	153,675	49,253	41,185	41,355	3,885	4,889	294,422
640-679	75	290,677	109,200	90,926	105,138	8,120	7,083	611,219
680-719	58	478,925	189,611	147,764	148,056	7,950	16,626	988,990
720-759	2	745,492	363,243	162,293	182,247	8,716	16,333	1,478,326
>=760	558	2,265,660	834,339	234,885	176,250	15,621	22,461	3,549,774
Grand Total	$646,673	$4,183,025	$1,615,273	$725,114	$685,653	$50,920	$74,937	$7,981,595
(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV ("CLTV") for financing receivables in second lien position for the Company.

	Home Equity Loans and Lines of Credit(2)
September 30, 2016	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$180,298	$3,051	$3,489	$—	$—	$186,838
<600	10,806	149,590	65,428	18,319	16,776	260,919
600-639	7,983	140,754	73,304	15,709	11,229	248,979
640-679	10,764	267,263	163,098	30,994	19,549	491,668
680-719	10,866	453,323	306,077	49,614	26,546	846,426
720-759	10,244	643,091	410,704	51,110	34,304	1,149,453
>=760	24,746	1,679,896	985,063	107,135	60,506	2,857,346
Grand Total	$255,707	$3,336,968	$2,007,163	$272,881	$168,910	$6,041,629
(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2015	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$468,624	$12,251	$2,770	$—	$—	$—	$—	$483,645
<600	128	236,107	87,871	53,621	37,437	9,407	9,814	434,385
600-639	1	164,571	56,149	48,965	46,247	5,531	8,494	329,958
640-679	230	271,557	110,301	94,738	107,858	10,003	12,671	607,358
680-719	19	488,461	219,492	157,938	170,519	10,441	25,241	1,072,111
720-759	339	713,358	393,638	174,507	199,703	12,517	24,803	1,518,865
>=760	84	2,094,970	784,463	248,123	186,966	23,703	25,214	3,363,523
Grand Total	$469,425	$3,981,275	$1,654,684	$777,892	$748,730	$71,602	$106,237	$7,809,845
(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
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
(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO® score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO® score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Performing	$4,902,908	$3,984,382
Non-performing	852,895	704,600
Total	$5,755,803	$4,688,982

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

For the Company’s other consumer portfolios, including RICs and auto loans, the terms of the modifications generally include one or a combination of: a reduction of the stated interest rate of the loan to a rate of interest lower than the current market rate for new debt with similar risk, an extension of the maturity date or principal forgiveness.

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

In addition to loans identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing loans for the remaining life of the loan.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, respectively:

	Three-Month Period Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	21	$53,849	$10	$(1,342)	$(2,927)	$49,590
Middle market commercial real estate	1	500	—	—	14,607	15,107
Santander real estate capital	—	—	—	—	—	—
Commercial and industrial	249	6,475	—	—	(113)	6,362
Consumer:
Residential mortgages(3)	68	10,917	—	—	(408)	10,509
Home equity loans and lines of credit	39	2,637	(132)	—	59	2,564
RICs and auto loans - originated	43,632	798,710	(122)	—	(119)	798,469
RICs - purchased	10,227	108,855	(657)	—	(22)	108,176
Personal unsecured loans	756	2,014	—	—	(90)	1,924
Other consumer	255	5,636	(2)	—	29	5,663
Total	55,248	$989,593	$(903)	$(1,342)	$11,016	$998,364

	Nine-Month Period Ended September 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	81	$213,688	$(22)	$(27,198)	$(3,438)	$183,030
Middle market commercial real estate	5	11,326	—	—	44,483	55,809
Santander real estate capital	1	8,729	—	—	(18)	8,711
Commercial and industrial	815	26,601	—	—	(79)	26,522
Consumer:
Residential mortgages(3)	237	36,354	(1)	—	(3)	36,350
Home equity loans and lines of credit	141	9,680	—	—	(226)	9,454
RICs and auto loans - originated	109,896	2,023,661	(369)	—	(227)	2,023,065
RICs - purchased	35,072	407,562	(1,799)	—	(63)	405,700
Personal unsecured loans	18,264	27,639	—	—	(270)	27,369
Other consumer	285	6,726	(2)	—	(150)	6,574
Total	164,797	$2,771,966	$(2,193)	$(27,198)	$40,009	$2,782,584

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	26	$3,923	$—	$(393)	$—	$3,530
Commercial and industrial	210	6,818	32	2,679	(2,713)	6,816
Consumer:
Residential mortgages(3)	70	10,830	52	(289)	269	10,862
Home equity loans and lines of credit	31	2,580	3,155	—	408	6,143
RICs and auto loans - originated	23,726	447,622	(234)	—	(75)	447,313
RICs - purchased	33,436	446,122	(871)	—	(62)	445,189
Personal unsecured loans	4,295	7,734	—	(14)	(24)	7,696
Other consumer	3	310	(1)	—	19	328
Total	61,797	$925,939	$2,133	$1,983	$(2,178)	$927,877

	Nine-Month Period Ended September 30, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	46	$20,462	$(1,027)	$(914)	$2,581	$21,102
Middle market commercial real estate	1	14,439	—	—	—	14,439
Commercial and industrial	437	24,432	(2)	351	(2,713)	22,068
Consumer:
Residential mortgages(3)	331	57,600	1	(156)	860	58,305
Home equity loans and lines of credit	92	7,274	—	—	1,002	8,276
RICs and auto loans - originated	50,252	957,309	(234)	—	(203)	956,872
RICs - purchased	152,943	2,120,303	(4,017)	—	(804)	2,115,482
Personal unsecured loans	13,904	23,947	—	(175)	(89)	23,683
Other consumer	20	1,441	(1)	—	44	1,484
Total	218,026	$3,227,207	$(5,280)	$(894)	$678	$3,221,711

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2016		2015		2016		2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
Commercial and industrial	76	$2,838	10	$357	194	$14,223	32	$1,043
Consumer:
Residential mortgages	5	579	9	2,061	22	3,171	36	6,970
Home equity loans and lines of credit	19	2,991	3	728	54	8,457	14	1,665
RICs and auto loans	12,112	208,762	15,416	241,952	35,299	588,127	37,252	568,756
Unsecured loans	719	1,676	873	1,023	3,594	5,048	3,427	3,712
Other consumer	263	766	—	—	263	766	2	244
Total	13,194	$217,612	16,311	$246,121	39,426	$619,792	40,763	$582,390

(1)	The recorded investment represents the period-end balance at September 30, 2016 and 2015. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by the Company with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, to be a preferred lender (the "Chrysler Agreement"). Under the Chrysler Agreement, the Company had the first right to review and approve all prime consumer vehicle lease applications originated under the Chrysler Capital program ("Chrysler Capital"), the trade name used in providing services under the Chrysler Agreement . SC provides servicing on all leases originated under this agreement.

Leased vehicles, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Leased vehicles	$13,551,661	$11,297,752
Origination fees and other costs	26,893	29,800
Manufacturer subvention payments, net of accretion	(1,195,232)	(1,048,713)
Leased vehicles, gross	12,383,322	10,278,839
Less: accumulated depreciation	(2,623,203)	(1,901,004)
Leased vehicles, net	$9,760,119	$8,377,835

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LEASED VEHICLES, NET (continued)

For the three-month and nine-month periods ended September 30, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program. During the three-month and nine-month periods ended September 30, 2015, the Company executed a bulk sale of leases originated under the Chrysler Capital program with depreciated net capitalized costs of zero and $1.3 billion, respectively, and a net book value of zero and $1.2 billion, respectively, to a third party. The bulk sales agreement included certain provisions under which SC agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SC retained servicing on the leases sold. Due to the accelerated depreciation permitted for tax purposes, this sale generated large taxable gains that SC deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2016 (in thousands):

Remainder of 2016	$459,158
2017	1,505,042
2018	795,298
2019	163,872
2020	2,860
Total	$2,926,230

Lease income for the three-month and nine-month periods ended September 30, 2016 was $483.9 million and $1.4 billion, respectively, compared to $364.6 million and $1.0 billion, respectively, for the three-month and nine-month periods ended September 30, 2015.

Lease expense for three-month and nine-month periods ended September 30, 2016 was $338.1 million and $953.1 million, respectively, compared to $261.7 million and $755.9 million, respectively, for the three-month and nine-month periods ended September 30, 2015.

NOTE 6. VARIABLE INTEREST ENTITIES

VIEs

The Company transfers RICs and leases into newly-formed securitization trusts ("Trusts") that then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing assets held by the Trusts and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and, in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests, it records these transactions as sales of the associated RIC.

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

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Condensed Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used to settle obligations of the consolidated VIE and the liabilities of these consolidated entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Assets
Restricted cash	$1,992,731	$1,842,877
Loans(1)	23,481,814	23,494,541
Leased vehicles, net	8,467,129	6,497,310
Various other assets	589,006	630,017
Total Assets	$34,530,680	$32,464,745
Liabilities
Notes payable	$30,903,083	$30,628,837
Various other liabilities	92,128	85,844
Total Liabilities	$30,995,211	$30,714,681
(1) Includes $1.6 billion and $1.5 billion of RICs held for sale at September 30, 2016 and December 31, 2015, respectively.

Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. The amounts shown above are also impacted by purchase accounting marks from the Change in Control. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of September 30, 2016 and December 31, 2015, the Company was servicing $28.1 billion and $27.3 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Assets securitized	$2,043,114	$4,761,341	$12,026,706	$14,828,478

Net proceeds from new securitizations (1)	$1,688,822	$3,840,369	$9,509,135	$11,816,224
Net proceeds from sale of retained bonds	—	—	128,798	—
Cash received for servicing fees (2)	200,634	182,960	595,070	518,563
Net distributions from Trusts (2)	776,306	486,377	2,167,512	1,558,772
Total cash received from Trusts	$2,665,762	$4,509,706	$12,400,515	$13,893,559
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

Off-balance sheet VIEs

The Company has completed sales to VIEs that met sale accounting treatment in accordance with applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's Condensed Consolidated Balance Sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation, and may reacquire assets from the Trusts through the exercise of an optional clean-up call, as permitted through the respective servicing agreements. The Company also recognizes a gain or loss in the amount of the difference between the cash proceeds and carrying value of the assets sold.

During the three-month and nine-month periods ended September 30, 2016, the Company executed no off-balance sheet securitizations with VIEs in which it has continuing involvement. As of September 30, 2016 and December 31, 2015, the Company was servicing $2.3 billion and $3.9 billion, respectively, of gross RICs in off-balance sheet securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Assets securitized	$—	$—	$—	$768,561

Net proceeds from new securitizations	$—	$—	$—	$785,983
Cash received for servicing fees	10,027	5,955	38,885	17,578
Total cash received from Trusts	$10,027	$5,955	$38,885	$803,561

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the nine-month period ended September 30, 2016:

	Consumer and Business Banking (1)	Auto Finance & Business Banking	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Santander BanCorp (3)	Total
	(in thousands)
Goodwill at December 31, 2015	$1,550,320	$445,923	$—	$1,297,055	$131,130	$1,019,960	$10,537	$4,454,925
Disposals during the period	—	—	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—	—	—
Re-allocations during the period	329,983	(445,923)	870,411	(754,471)	—	—	—	—
Impairment during the period	—	—	—	—	—	—	—	—
Goodwill at September 30, 2016	$1,880,303	$—	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

(1) Consumer and Business Banking were formerly designated as the Retail Banking segment and was renamed during the first quarter of 2016.
(2) Commercial Real Estate and Commercial Banking were formerly disclosed as the combined Real Estate and Commercial Banking segment.
(3) As a result of the IHC reorganization, effective July 1, 2016, the Company retrospectively recorded $10.5 million of goodwill related to Santander BanCorp at December 31, 2015.

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

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2015, the Company determined that no impairment of goodwill was identified as a result of the annual impairment analysis. During the fourth quarter of 2015, due to a decline in SC's share price, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, the results of which required the Company to record an impairment of $4.5 billion. During the first nine months of 2016, the Company continued to evaluate SC's share price. The Company is in the process of performing its goodwill impairment test as of October 1, 2016.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	September 30, 2016		December 31, 2015
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$475,429	$(104,571)	$504,839	$(75,161)
Chrysler relationship	98,750	(40,000)	110,000	(28,750)
Core deposit intangibles	—	(295,842)	763	(295,079)
Trade name (1)	17,400	(600)	—	—
Other intangibles	22,840	(95,171)	33,674	(84,335)
Total intangibles subject to amortization	614,419	(536,185)	649,276	(483,325)
Intangibles not subject to amortization:
Trade name (1)	$—	$—	$18,000	$—
Total Intangibles	$614,419	$(536,185)	$667,276	$(483,325)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

As a result of the IHC reorganization, effective July 1, 2016, Santander transferred to the Company intangible assets subject to amortization with a net carrying amount of $19.2 million and $28.2 million and accumulated amortization of $68.9 million and $59.9 million at September 30, 2016 and December 31, 2015, respectively.

Amortization expense on intangible assets for the three-month and nine-month periods ended September 30, 2016 were $17.2 million and $52.9 million, respectively, compared to $19.2 million and $59.1 million for the three-month and nine-month periods ended September 30, 2015, respectively.

During 2016, the Company's core deposit intangibles and purchased credit card relationship intangibles associated with its 2006 acquisitions, which were amortized straight-line over a period of ten years, became fully-amortized.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2016	$70,034	$52,860	$17,174
2017	61,491	—	61,491
2018	60,644	—	60,644
2019	58,975	—	58,975
2020	58,642	—	58,642
Thereafter	357,493	—	357,493

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Income tax receivables	$452,266	$634,262
Derivative assets at fair value	494,803	383,034
Other repossessed assets	195,376	172,749
MSRs	129,922	151,490
Prepaid expenses	172,030	182,069
OREO	115,308	117,746
Miscellaneous assets and receivables	702,586	493,477
Total other assets	$2,262,291	$2,134,827

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER ASSETS (continued)

MSRs

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At September 30, 2016 and December 31, 2015, the balance of these loans serviced for others was $15.5 billion, and $15.9 billion, respectively. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Condensed Consolidated Statements of Operations. The fair value of the MSRs at September 30, 2016 and December 31, 2015 were $126.1 million and $147.2 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

For the three-month and nine-month periods ended September 30, 2016, the Company recorded net changes in the fair value of MSRs due to valuation totaling $7.7 million and $(18.1) million, respectively, compared to $(13.5) million and $0.7 million for the corresponding periods in 2015.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Fair value at beginning of period(1)	$117,792	$157,147	$147,233	$145,047
Mortgage servicing assets recognized	6,057	5,795	14,450	17,124
Principal reductions	(5,446)	(5,934)	(17,456)	(19,385)
Change in fair value due to valuation assumptions	7,711	(13,473)	(18,113)	749
Fair value at end of period(1)	$126,114	$143,535	$126,114	$143,535

(1) The Company has total MSRs of $129.9 million and $151.5 million as of September 30, 2016 and December 31, 2015, respectively. The Company has elected to account for its MSR balance using the fair value option while the remainder of the MSRs are accounting for using the lower of cost or fair value.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.8 million and $32.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $11.1 million and $33.6 million for the corresponding periods in 2015. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations of $8.0 million and $18.1 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to gains of $5.9 million and $30.4 million for the corresponding periods ended September 30, 2015.

Other repossessed assets and OREO

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. Other real estate owned ("OREO") consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. This increased due to an increase in capitalized lease equipment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	September 30, 2016		December 31, 2015
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$10,207,447	15.1%	$11,665,596	17.8%
Non-interest-bearing demand deposits	15,592,290	23.0%	12,915,025	19.7%
Savings	6,005,579	8.9%	6,025,358	9.1%
Customer repurchase accounts	919,158	1.4%	896,736	1.4%
Money market	25,353,203	37.4%	24,437,346	37.3%
Certificates of deposit	9,626,448	14.2%	9,643,369	14.7%
Total Deposits (1)	$67,704,125	100%	$65,583,430	100%

(1) Includes foreign deposits of $646.5 million and $565.0 million at September 30, 2016 and December 31, 2015, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $6.1 billion and $3.2 billion at September 30, 2016 and December 31, 2015, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $52.1 million and $25.2 million at September 30, 2016 and December 31, 2015, respectively.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at September 30, 2016 were $44.6 billion, compared to $49.8 billion at December 31, 2015. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the nine-month period ended September 30, 2016 or September 30, 2015.

On February 22, 2016, the Company issued a $1.5 billion of senior unsecured floating rate notes to Santander. The note had a floating rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 218 basis points with a maturity of August 22, 2017. The proceeds of the notes were used for general corporate purposes. During the second quarter of 2016, the Company repaid this note at par with no prepayment penalty.

On May 23, 2016, the Company issued $1.0 billion in aggregate principal amount of its 2.70% senior notes due May 2019 and $600 million in aggregate principal amount of its senior floating rate notes. These notes have a floating rate equal to the three-month LIBOR plus 145 basis points with a maturity of November 2017.

During the first quarter of 2016, the Bank terminated $1.3 billion of FHLB advances. As a consequence, the Company incurred costs of $32.9 million through a loss on debt extinguishment.

During the second quarter of 2016, the Bank terminated $1.5 billion of FHLB advances. As a consequence, the Company incurred costs of $45.6 million through a loss on debt extinguishment.

During the third quarter of 2016, the Bank terminated $750.0 million of FHLB advances. As a consequence, the Company incurred costs of $10.2 million through a loss on debt extinguishment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

During October 2016, the Bank terminated $300.0 million of FHLB advances. As a consequence, the Company incurred costs of $25.6 million through a loss on debt extinguishment.

Parent Company & other IHC Entity Borrowings and Debt Obligations

The following table presents information regarding the Parent Company & Other IHC borrowings and other debt obligations at the dates indicated:

	September 30, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
4.625% senior notes, due April 2016	$—	—%	$475,723	4.85%
Senior notes, due November 2017(1)	598,570	2.49%	—	—%
3.45% senior notes, due August 2018	498,401	3.62%	497,800	3.62%
2.70% senior notes, due May 2019	996,539	2.84%	—	—%
2.65% senior notes, due April 2020	994,288	2.82%	993,151	2.82%
4.50% senior notes, due July 2025	1,094,835	4.56%	1,094,483	4.56%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,792	7.91%	69,775	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,426	2.49%	149,404	2.18%
Common securities - Capital Trust IX	4,640	2.49%	4,640	2.18%
Overnight funds purchase, due January 2017	825	0.03%	1,445	0.15%
2.00% subordinated debt, maturing through 2042	40,621	2.00%	40,549	2.00%
Overnight borrowings	227,019	0.08%	687,526	0.05%
Short-term borrowings, maturing in less than one year	5,230	0.70%	12,959	0.54%
Total Parent Company & other IHC entity borrowings and other debt obligations	$4,690,186	3.21%	$4,037,455	3.22%

(1) These notes bear interest at a rate equal to three-month LIBOR plus 145 basis points per annum.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$747,698	2.24%	$746,381	2.24%
Senior notes, due January 2018(1)	249,629	1.71%	249,415	1.31%
8.750% subordinated debentures, due May 2018	498,699	8.92%	498,175	8.92%
Subordinated term loan, due February 2019	122,109	6.78%	130,899	6.15%
FHLB advances, maturing through July 2019	6,600,000	1.05%	13,885,000	1.40%
REIT preferred, due May 2020	156,074	13.42%	154,930	13.66%
Subordinated term loan, due August 2022	29,747	8.35%	30,344	7.89%
Total Bank borrowings and other debt obligations	$8,403,956	1.98%	$15,695,144	1.85%

(1) These notes will bear interest at a rate equal to three-month LIBOR plus 93 basis points per annum.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$800,385	1.84%	$1,087,050	$36,383
Warehouse line, due November 2016(2)	175,000	2.08%	—	—
Warehouse line, due November 2016(2)	250,000	2.08%	—	2,503
Warehouse line, due June 2017	219,372	2.83%	417,953	38,791
Warehouse line, due July 2017(3)	963,120	1.96%	1,097,091	47,186
Warehouse line, due July 2017(4)	2,695,143	1.96%	4,097,792	70,008
Warehouse line, due December 2017(5)	1,044,377	1.84%	1,448,568	27,601
Warehouse line, due January 2018	191,400	2.06%	265,416	5,505
Warehouse line, due January 2018	293,084	2.13%	414,103	—
Warehouse line, due March 2018	669,399	1.42%	939,409	28,150
Repurchase facility, due December 2016(6)	762,440	2.65%	—	32,344
Repurchase facility, due April 2017(6)	235,509	1.84%	—	—
Line of credit with related party, due December 2016(7)	1,000,000	2.83%	—	—
Line of credit with related party, due December 2016(7)	500,000	2.83%	—	—
Line of credit with related party, due December 2018(7)	550,000	2.89%	—	—
Total SC revolving credit facilities	$10,349,229	2.16%	$9,767,382	$288,471

(1) As of September 30, 2016, half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.
(2) These lines are collateralized by residuals retained by SC.
(3) This line is held exclusively for financing of Chrysler Capital loans.
(4) This line is held exclusively for financing of Chrysler Capital leases.
(5) On November 4, 2016, the maturity date of this facility was extended to October 2018.
(6) These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities are unsecured. These facilities have rolling maturities of up to one year.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of September 30, 2016, $1.8 billion of the aggregate outstanding balances on these credit facilities was unsecured.

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
(3) This line is held exclusively for financing of Chrysler Capital loans.
(4) This line is held exclusively for financing of Chrysler Capital leases.
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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1)	$12,374,456	$29,866,272	0.89% - 2.46%	$16,332,832	$1,381,481
SC privately issued amortizing notes, maturing on various dates(1)	8,786,543	13,535,991	0.88% - 2.86%	12,464,959	463,104
Total SC secured structured financings	$21,160,999	$43,402,263	0.88% - 2.86%	$28,797,791	$1,844,585

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of September 30, 2016, derivatives in this category had a fair value of $13.7 million. The credit ratings of the Company and Bank are currently considered investment grade. The Company estimates as of September 30, 2016 that a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's would require the Company to post up to an additional $0.5 million or $0.5 million of collateral, respectively, to comply with existing derivative agreements.

As of September 30, 2016 and December 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $85.7 million and $132.5 million, respectively. The Company had $85.7 million and $134.2 million in cash and securities collateral posted to cover those positions as of September 30, 2016 and December 31, 2015, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2016 and 2015. The remaining fair value hedges were terminated during the third quarter of 2016.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2016 and 2015. As of September 30, 2016, the Company expects an immaterial amount of gross losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2016 and December 31, 2015 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
September 30, 2016
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$10,119,917	$3,363	$54,695	0.62%	1.03%	2.90

December 31, 2015
Fair Value hedges:
Cross-currency swaps	$16,390	$3,695	$92	4.76%	4.75%	0.11
Interest rate swaps	318,000	47	2,006	1.07%	2.31%	3.50
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	11,030,431	7,295	23,047	0.32%	1.13%	3.00
Total	$11,364,821	$11,037	$25,145	0.35%	1.17%	3.01

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2016 and December 31, 2015 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$754,368	$396,984	$47	$550	$3,846	$—
Interest rate lock commitments	438,556	187,930	9,185	2,540	—	—
Mortgage servicing	400,000	435,000	18,976	679	775	3,502
Total mortgage banking risk management	1,592,924	1,019,914	28,208	3,769	4,621	3,502

Customer related derivatives:
Swaps receive fixed	10,030,283	9,110,944	352,979	209,379	945	6,023
Swaps pay fixed	10,312,805	9,279,446	3,683	16,196	294,089	177,114
Other	2,111,237	3,063,466	34,751	53,418	34,074	52,632
Total customer related derivatives	22,454,325	21,453,856	391,413	278,993	329,108	235,769

Other derivative activities:
Foreign exchange contracts	3,662,011	6,599,760	46,618	53,994	39,925	45,418
Interest rate swap agreements	1,290,484	2,443,991	4	1,176	6,813	6,668
Interest rate cap agreements	9,852,003	10,042,293	11,762	33,080	7	—
Options for interest rate cap agreements	9,824,251	10,013,912	—	—	11,794	32,977
Total return settlement	658,471	1,404,726	—	—	29,864	53,432
Other	1,091,431	899,394	18,625	11,146	20,764	14,553
Total	$50,425,900	$53,877,846	$496,630	$382,158	$442,896	$392,319

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2016 and 2015:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity(1)	Line Item	2016	2015	2016	2015
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$—	$(39)	$174	$110
Interest rate swaps	Miscellaneous income	190	(3,985)	1,959	(5,437)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(254)	(1,775)	(4,379)	(9,957)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	4,128	(10,663)	(4,348)	(1,729)
Interest rate lock commitments	Mortgage banking income	(793)	3,595	6,645	2,417
Mortgage servicing	Mortgage banking income	(2,803)	11,736	21,024	1,302
Customer related derivatives	Miscellaneous income	24,108	(1,376)	18,985	(1,049)
Foreign exchange	Miscellaneous income	967	2,142	4,694	4,618
Interest rate swaps, caps, and options	Miscellaneous income	4,329	(3,825)	(1,790)	1,501
	Net interest income	12,391	21,093	42,563	58,453
Total return settlement	Other administrative expenses	343	3,836	(2,337)	(10,197)
Other	Miscellaneous income	(765)	(1,649)	974	(2,107)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2016
Cash flow hedges	$3,363	$—	$3,363	$—	$—	$3,363
Other derivative activities(1)	487,445	5,190	482,255	—	8,505	473,750
Total derivatives subject to a master netting arrangement or similar arrangement	490,808	5,190	485,618	—	8,505	477,113
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	9,185	—	9,185	—	—	9,185
Total Derivative Assets	$499,993	$5,190	$494,803	$—	$8,505	$486,298

Total Financial Assets	$499,993	$5,190	$494,803	$—	$8,505	$486,298

December 31, 2015
Fair value hedges	$3,742	$—	$3,742	$—	$—	$3,742
Cash flow hedges	7,295	—	7,295	—	—	7,295
Other derivative activities(1)	379,626	10,161	369,465	8,008	21,784	339,673
Total derivatives subject to a master netting arrangement or similar arrangement	390,663	10,161	380,502	8,008	21,784	350,710
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,532	—	2,532	—	—	2,532
Total Derivative Assets	$393,195	$10,161	$383,034	$8,008	$21,784	$353,242

Total Financial Assets	$393,195	$10,161	$383,034	$8,008	$21,784	$353,242

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2016
Cash flow hedges	$54,695	$—	$54,695	$—	$44,227	$10,468
Other derivative activities(1)	413,032	73,550	339,482	7,691	286,581	45,210
Total derivatives subject to a master netting arrangement or similar arrangement	467,727	73,550	394,177	7,691	330,808	55,678
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	29,864	—	29,864	—	—	29,864
Total Derivative Liabilities	$497,591	$73,550	$424,041	$7,691	$330,808	$85,542

Total Financial Liabilities	$497,591	$73,550	$424,041	$7,691	$330,808	$85,542

December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047	—	23,047	—	38,607	(15,560)
Other derivative activities(1)	338,887	77,734	261,153	4,265	209,087	47,801
Total derivatives subject to a master netting arrangement or similar arrangement	364,032	77,734	286,298	4,352	258,296	23,650
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	53,432	—	53,432	—	—	53,432
Total Derivative Liabilities	$417,464	$77,734	$339,730	$4,352	$258,296	$77,082

Total Financial Liabilities	$417,464	$77,734	$339,730	$4,352	$258,296	$77,082

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 12. INCOME TAXES

Income tax provisions of $108.3 million and $340.0 million were recorded for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $217.8 million and $416.4 million for the corresponding periods in 2015. This resulted in effective tax rates of 32.4% and 35.8% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to 60.7% and 41.0% for the corresponding periods in 2015.

The Company recognized discrete income tax benefits of $6.7 million and $4.6 million, respectively, for the three-month and nine-month periods ended September 30, 2016 and discrete income tax provisions of $90.0 million and $57.8 million, respectively, for the three-month and nine-month periods ended September 30, 2015, which resulted in the higher effective tax rates for the three-month and nine-month periods ended September 30, 2015.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of September 30, 2016.

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

The Company has not changed its reserve position as of September 30, 2016, and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and nine-month periods ended September 30, 2016, and 2015, respectively.

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended September 30, 2016			June 30, 2016		September 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$69,464	$(15,775)	$53,689
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	254	(115)	139
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	69,718	(15,890)	53,828	$(63,881)	$53,828	$(10,053)

Change in unrealized (losses)/gains on investment securities available-for-sale	(105,270)	38,852	(66,418)
Net unrealized (losses)/gains on investment securities available-for-sale	(105,270)	38,852	(66,418)	83,262	(66,418)	16,844

Pension and post-retirement actuarial losses(2)	(4,085)	(364)	(4,449)	(56,877)	(4,449)	(61,326)

As of September 30, 2016	$(39,637)	$22,598	$(17,039)	$(37,496)	$(17,039)	$(54,535)

(1) Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges in Note 11 to the Condensed Consolidated Financial Statements.
(2) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Nine-Month Period Ended September 30, 2016			December 31, 2015		September 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(11,538)	$15,117	$3,579
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	4,379	(1,430)	2,949
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(7,159)	13,687	6,528	$(16,581)	$6,528	$(10,053)

Change in unrealized gains/(losses) on investment securities available-for-sale	246,508	(99,376)	147,132
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(57,770)	23,398	(34,372)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	44	(18)	26
Reclassification adjustment for net (gains)/losses included in net income	(57,726)	23,380	(34,346)
Net unrealized gains/(losses) on investment securities available-for-sale	188,782	(75,996)	112,786	(95,942)	112,786	16,844

Pension and post-retirement actuarial losses(4)	(2,227)	(1,092)	(3,319)	(58,007)	(3,319)	(61,326)

As of September 30, 2016	$179,396	$(63,401)	$115,995	$(170,530)	$115,995	$(54,535)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended September 30, 2015			June 30, 2015		September 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(45,805)	$16,975	$(28,830)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	1,774	(657)	1,117
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(44,031)	16,318	(27,713)	$(22,161)	$(27,713)	$(49,874)

Change in unrealized gains/(losses) on investment securities available-for-sale	135,553	(52,711)	82,842
Reclassification adjustment for net losses/(gains) included in net income/(expense) on non-OTTI securities (2)	1,993	(777)	1,216
Net unrealized gains/(losses) on investment securities available-for-sale	137,546	(53,488)	84,058	(74,275)	84,058	9,783

Pension and post-retirement actuarial gains/(losses)(3)	1,019	(398)	621	(61,116)	621	(60,495)

As of September 30, 2015	$94,534	$(37,568)	$56,966	$(157,552)	$56,966	$(100,586)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Nine-Month Period Ended September 30, 2015			December 31, 2014		September 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(67,051)	$25,226	$(41,825)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments(1)	9,957	(3,746)	6,211
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(57,094)	21,480	(35,614)	$(14,260)	$(35,614)	$(49,874)

Change in unrealized gains/(losses) on investment securities available-for-sale	119,696	(47,692)	72,004
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(18,363)	7,325	(11,038)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(435)	657
Reclassification adjustment for net (gains)/losses included in net income	(17,271)	6,890	(10,381)
Net unrealized gains/(losses) on investment securities available-for-sale	102,425	(40,802)	61,623	(51,840)	61,623	9,783

Pension and post-retirement actuarial gains/(losses)(4)	3,054	(1,382)	1,672	(62,167)	1,672	(60,495)

As of September 30, 2015	$48,385	$(20,704)	$27,681	$(128,267)	$27,681	$(100,586)
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
(4) Included in the computation of net periodic pension costs,

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$29,051,150	$32,114,672
Unsecured revolving lines of credit	31,890	33,586
Letters of credit	2,111,716	2,154,696
Recourse exposure on sold loans	72,081	70,394
Commitments to sell loans	87,142	56,982
Total commitments	$31,353,979	$34,430,330

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

Included within the reported balances for Commitments to extend credit at September 30, 2016 are $6.0 million of commitments that can be canceled by the Company without notice.

During the three-month and nine-month periods ended September 30, 2016, SBNA transferred and settled $338.0 million and $6.3 billion, respectively, of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $0.4 million and a loss on sale of $1.7 million, respectively. Subsequent to September 30, 2016 but prior to the issuance of these financial statements, SBNA transferred and settled an additional $190.0 million of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $0.1 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
1 year or less	$5,453,034	$7,176,748
Over 1 year to 3 years	4,376,927	5,260,636
Over 3 years to 5 years	4,086,094	12,136,625
Over 5 years (1)	15,135,095	7,540,663
Total	$29,051,150	$32,114,672

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2016 is 13.3 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2016 was $2.1 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments and were immaterial to the Company’s financial statements at September 30, 2016. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of September 30, 2016 and December 31, 2015, the liability related to these letters of credit was $11.1 million and $30.0 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at September 30, 2016 and December 31, 2015 were lines of credit outstanding of $123.5 million and $119.0 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
1 year or less	$1,338,876	$1,445,048
Over 1 year to 3 years	211,368	380,656
Over 3 years to 5 years	83,208	304,112
Over 5 years	478,264	24,880
Total	$2,111,716	$2,154,696

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $386.3 million as of September 30, 2016 and $552.1 million as of December 31, 2015. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of September 30, 2016 and $34.4 million as of December 31, 2015, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2016 and December 31, 2015, the Company had $4.4 million and $6.8 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans it has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans were greater than originally expected. As of September 30, 2016, all purchase price holdback payments, and all total return settlement payments due in 2016, have been made. These obligations are accounted for as derivatives (Note 11).

Under terms of agreements with LendingClub, SC was previously committed to purchase a portion of "near-prime" (as that term is defined in the agreements) originations through July 2017. On October 9, 2015, SC sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.

SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SC has not recorded an allowance for unfunded commitments. As of September 30, 2016 and December 31, 2015, SC was obligated to purchase $15.2 million and $12.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. The retailer also has the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, has the right to retain up to 20% of new accounts subsequently originated.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Under terms of an application transfer agreement with an OEM other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC pays the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s retail installment contract sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue-sharing payments to FCA and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold. SC had accrued $14.0 million and $12.1 million at September 30, 2016 and December 31, 2015, respectively, related to these obligations.

SC has a flow agreement with Bank of America whereby SC is committed to sell up to a specified amount of eligible loans to Bank of America each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350.0 million of eligible loans each month, and to change the required written notice period from either party in the event of termination of the agreement from 120 days to 90 days. On July 27, 2016, SC and Bank of America further amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to the original contractual amount of $300.0 million from $350.0 million. On October 27, 2016, Bank of America notified SC that it is terminating the flow agreement effective January 31, 2017. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. SC had accrued $8.7 million and $6.3 million at September 30, 2016 and December 31, 2015, respectively, related to this obligation.

SC has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. On June 25, 2015, SC and CBP amended the flow agreement to reduce, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. SC had accrued $3.3 million and $3.4 million at September 30, 2016 and December 31, 2015, respectively, related to the loss-sharing obligation.

As of September 30, 2016, SC is party to a forward flow asset sale agreement with a third party under terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million. Any sale after the total sales have reached $275.0 million is subject to a market price check. As of September 30, 2016 and December 31, 2015, the remaining aggregate commitment was $166.2 million and $200.7 million, respectively.

In connection with the bulk sales of Chrysler Capital leases to a third party, SC is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated guarantee liability, net, was $0.0 million and $2.9 million, net, as of September 30, 2016 and December 31, 2015, respectively.

Pursuant to the terms of a Separation Agreement among SC`s former CEO Thomas G. Dundon, SC, DDFS LLC, the Company and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, SC will accrue and pay Mr. Dundon a cash payment of up to $115.1 million.

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

Litigation and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are routinely parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, inspections, information-gathering requests, inquiries and investigations, including by the Board of Governors of the Federal Reserve System ( “Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), the Consumer Financial Protection Bureau (“CFPB”), the Federal Deposit Insurance Corporation (“FDIC”), the Department of Justice (“DOJ”), the SEC, state attorneys general, and other governmental, enforcement and regulatory authorities.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, enforcement, or regulatory matter develops, the Company in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, during which quarter an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain of the Company's legal matters, the Company is able to estimate a range of reasonably possible losses. For other matters for which some loss is probable or reasonably possible, such an estimate is not possible. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, management believes that the established legal reserves at September 30, 2016 are adequate and the liabilities arising from legal proceedings will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the consolidated financial position, consolidated results of operations or consolidated cash flows of the Company.

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

On June 16, 2015, the Bank entered into a consent order with the OCC (the “Order”) amending a prior consent order issued by the OTS in 2011 as well as the 2013 amendment to the Order (the “2015 Amendment”). The 2015 Amendment outlined nine actionable items that remained outstanding from the Order, and imposed certain supervisory restrictions on the Bank's mortgage origination and servicing business. These restrictions required the Bank to obtain prior supervisory non objection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers. The Bank has addressed the nine actionable items. On February 8, 2016, the OCC terminated the Order in its entirety and assessed a civil monetary penalty (“CMP”) of $3.4 million, which has been paid by the Bank.

Santander Identity Theft Protection Product ("SIP") Matter

In 2014, the Bank commenced discussions with the OCC to address concerns that some customers may have paid for but did not receive certain benefits of SIP, an identity theft protection product, from the Bank's third-party vendor. In response to those concerns, as of September 30, 2016, the Bank had made $37.3 million in total remediation payments to customers. Notwithstanding those payments, on March 26, 2015, the Bank entered into a Consent Cease and Desist Order ("SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. As indicated above, as of the end of 2014, all customers had been mailed a refund representing the amount paid for product enrollment.

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation was $5.2 million. On June 26, 2015, the Bank sent its formal response to the SIP Consent Order and on October 15, 2015, the OCC responded objecting to the Bank's response and proposed reimbursement and action plans. On December 14, 2015, the Bank re-submitted a revised response and enhanced reimbursement and action plans and on December 21, 2015 received a notice of non-objection from the OCC. Since that time, the actions and remediation set forth in the action plans are underway as is ongoing reporting to the OCC.

Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand ("CID") from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions through a third party vendor. On July 14, 2016, the Bank entered into a Consent Order with the CFPB regarding the Bank’s overdraft coverage practices for ATM and onetime debit card transactions. Pursuant to the terms of the consent order, the Bank paid a civil monetary penalty of $10.0 million and agreed to validate the overdraft coverage elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions as a result of telemarketing by the third party vendor. The Bank is also required to make certain changes to its third party vendor oversight policy and its customer complaint policy. The Bank is working to meet the Consent Order requirements. However, it is possible that additional regulatory action could be taken and/or litigation filed as a result of these issues.

SC Matters

Periodically, SC is party to, or otherwise involved in, various lawsuits and other legal proceedings that arise in the ordinary course of business.

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

Both the Deka Lawsuit and the Kumar Lawsuit were brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO on behalf of a class consisting of those who purchased or otherwise acquired SC's securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The amended class action complaint in the Deka Lawsuit alleges that that SC's registration statement and prospectus and certain subsequent public disclosures contained misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, SC and the individual defendants moved to dismiss the amended class action complaint and on June 13, 2016, the motion to dismiss was denied.

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

On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC's securities between February 3, 2015 and March 15, 2016. The complaints in the Parmelee Lawsuit and Benson Lawsuit allege that SC made false or misleading statements, as well as failed to disclose material adverse facts in prior annual and quarterly reports filed under the Exchange Act and certain other public disclosures, in connection with SC's change in its methodology for estimating its ACL and correction of such allowance for prior periods in SC’s Annual Report on Form 10-K/A for the year ended December 31, 2015. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seek damages and other relief. On May 25, 2016, the Benson Lawsuit was consolidated into the Parmelee Lawsuit, with the consolidated case captioned as Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783.

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board, and names SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Further, SC is party to, or is periodically otherwise involved in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ, under the Financial Institutions Reform, Recovery, and Enforcement Act, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since January 2013. SC also has received civil subpoenas from various state attorneys general requesting similar documents and communications. SC is complying with the requests for information and document preservation and continues to discuss these matters with the relevant government authorities.

On November 4, 2015, SC entered into an AOD with the Office of Massachusetts AG. The Massachusetts Attorney General alleged that SC violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of GAP charges in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay one hundred fifty thousand dollars to the Massachusetts Attorney General to reimburse its costs of implementing the AOD.

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

IHC Matters

Periodically, Santander Securities LLC (“SSLLC”) is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.
Puerto Rico FINRA Arbitrations

As of September 30, 2016, SSLLC has received 171 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statement of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There are 123 claims that remain pending.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Puerto Rico Closed-End Funds Shareholder Derivative and Class Action

On September 12, 2016 customers of certain Puerto Rico closed-end funds (“CEFs”) filed a shareholder derivative and class action in the Court of First Instance of the Commonwealth of Puerto Rico, Superior Court of San Juan, captioned Dionisio Trigo González et al. v. Banco Santander, S.A. et al., Civil No. 2016-0857. Customers filed this action against Banco Santander, S.A., Santander BanCorp, Banco Santander Puerto Rico, Santander Securities LLC, Santander Asset Management, LLC, and several directors and senior management of those entities. The complaint alleges misconduct including that the entities and individuals created, controlled, managed, and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto-Rico based investors, the complaint contains numerous allegations and seeks unspecified damages but alleges damages to be at least tens of millions of dollars.

SHUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 12 to the Condensed Consolidated Financial Statements of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015. During the three-month and nine-month periods ended September 30, 2016, SBNA transferred and settled $0.3 billion and $6.3 billion, respectively, of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $0.4 million and a loss on sale of $1.7 million. Subsequent to September 30, 2016 but prior to the issuance of these financial statements, SBNA transferred and settled an additional $190.0 million of unfunded commitments to extend credit to an unconsolidated related party for a gain on sale of $0.1 million; see Note 14. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon (” Dundon”), Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. Because the Call Transaction was not completed before the Call End Date, interest began accruing on the price that will be paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that will ultimately be sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan which, as of September 30, 2016 and December 31, 2015, had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE

General

As of September 30, 2016, $17.9 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. $190.1 million of these financial instruments was measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $16.0 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $1.7 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 9.4% of total assets measured at fair value and approximately 1.2% of total consolidated assets.

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

There were no transfers between Levels 1, 2 or 3 during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$185,264	$544,000	$—	$729,264
Corporate debt	—	36	—	36
Asset-backed securities	—	373,229	1,322,179	1,695,408
State and municipal securities	—	31	—	31
Mortgage backed securities	—	14,202,282	—	14,202,282
Total investment securities available-for-sale(1)	185,264	15,119,578	1,322,179	16,627,021
Trading securities	4,790	1,169	—	5,959
Retail installment contracts held-for-investment	—	—	217,543	217,543
Loans held-for-sale(2)	—	384,972	—	384,972
Mortgage servicing rights	—	—	126,114	126,114
Derivatives:
Cash flow	—	3,363	—	3,363
Mortgage banking interest rate lock commitments	—	—	9,185	9,185
Mortgage banking forward sell commitments	—	—	47	47
Customer related	—	391,413	—	391,413
Foreign exchange	—	46,618	—	46,618
Mortgage servicing	—	18,976	—	18,976
Interest rate swap agreements	—	4	—	4
Interest rate cap agreements	—	11,762	—	11,762
Other	—	18,625	—	18,625
Total financial assets	$190,054	$15,996,480	$1,675,068	$17,861,602
Financial liabilities:
Derivatives:
Cash flow	$—	$54,695	$—	$54,695
Mortgage banking forward sell commitments	—	3,846	—	3,846
Customer related	—	329,108	—	329,108
Total return swap	—	—	639	639
Foreign exchange	—	39,925	—	39,925
Mortgage servicing	—	775	—	775
Interest rate swaps	—	6,813	—	6,813
Interest rate cap agreements	—	7	—	7
Option for interest rate cap	—	11,794	—	11,794
Total return settlement	—	—	29,864	29,864
Other	—	19,974	151	20,125
Total financial liabilities	$—	$466,937	$30,654	$497,591

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at September 30, 2016 includes $10.8 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Financial assets:
U.S. Treasury securities	$185,362	$3,826,233	$—	$4,011,595
Corporate debt	—	1,475,613	—	1,475,613
Asset-backed securities	—	409,270	1,360,240	1,769,510
State and municipal securities	—	767,880	—	767,880
Mortgage backed securities	—	13,706,087	—	13,706,087
Total investment securities available-for-sale(1)	185,362	20,185,083	1,360,240	21,730,685
Trading securities	—	230	18	248
Retail installment contracts held-for-investment	—	—	328,655	328,655
Loans held-for-sale(2)	—	236,760	—	236,760
Mortgage servicing rights	—	—	147,233	147,233
Derivatives:
Fair value	—	3,742	—	3,742
Cash flow	—	7,295	—	7,295
Mortgage banking interest rate lock commitments	—	—	2,540	2,540
Mortgage banking forward sell commitments	—	542	8	550
Customer related	—	278,993	—	278,993
Foreign exchange	—	53,994	—	53,994
Mortgage servicing	—	679	—	679
Interest rate swap agreements	—	1,176	—	1,176
Interest rate cap agreements	—	33,080	—	33,080
Other	—	11,136	10	11,146
Total financial assets	$185,362	$20,812,710	$1,838,704	$22,836,776
Financial liabilities:
Derivatives:
Fair value	$—	$2,098	$—	$2,098
Cash flow	—	23,047	—	23,047
Customer related	—	235,769	—	235,769
Total return swap	—	—	282	282
Foreign exchange	—	45,418	—	45,418
Mortgage servicing	—	3,502	—	3,502
Interest rate swaps	—	6,668	—	6,668
Option for interest rate cap	—	32,977	—	32,977
Total return settlement	—	—	53,432	53,432
Other	—	14,149	122	14,271
Total financial liabilities	$—	$363,628	$53,836	$417,464

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2016
Impaired loans held-for-investment	$—	$286,543	$222,877	$509,420
Foreclosed assets	—	25,250	80,464	105,714
Vehicle inventory	—	248,178	—	248,178
Loans held for sale	—	—	964,550	964,550
Mortgage servicing rights	—	—	10,231	10,231

December 31, 2015
Impaired loans held-for-investment	$—	$122,792	$214,659	$337,451
Foreclosed assets	—	27,574	78,085	105,659
Vehicle inventory	—	204,120	—	204,120
Loans held for sale	—	—	2,040,813	2,040,813
Goodwill	—	—	1,019,960	1,019,960
Indefinite lived intangibles	—	—	18,000	18,000
Mortgage servicing rights	—	—	10,478	10,478

Valuation Processes and Techniques

Impaired LHFI represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the ALLL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $390.6 million and $305.6 million at September 30, 2016 and December 31, 2015, respectively.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2016	2015	2016	2015
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$(14,033)	$(9,428)	$(127,144)	$(22,306)
Foreclosed assets	Miscellaneous income(1)	(1,604)	(1,667)	(6,346)	(5,245)
Loans held for sale	Miscellaneous income(1)	(107,526)	—	(266,506)	—
Mortgage servicing rights	Mortgage banking income, net	301	370	962	1,149
		$(122,862)	$(10,725)	$(399,034)	$(26,402)

(1) These amounts reduce Miscellaneous income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, for those assets and liabilities measured at fair value on a recurring basis.

Three-Month Period Ended September 30, 2016
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2016	$1,526,691	$250,703	$117,792	$(44,378)	$1,850,808
Gains in other comprehensive income	3,879	—	—	—	3,879
Gains/(losses) in earnings	—	31,814	7,711	(478)	39,047
Additions/Issuances	9,479	—	6,058	—	15,537
Settlements(1)	(217,870)	(64,974)	(5,447)	23,434	(264,857)
Balance, September 30, 2016	$1,322,179	$217,543	$126,114	$(21,422)	$1,644,414
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2016	$—	$31,814	$7,711	$315	$39,840

Nine-Month Period Ended September 30, 2016
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$(51,278)	$1,784,850
Gains in other comprehensive income	6,088	—	—	—	6,088
Gains/(losses) in earnings	—	85,169	(18,113)	3,657	70,713
Additions/Issuances	509,006	—	14,450	—	523,456
Settlements(1)	(553,155)	(196,281)	(17,456)	26,199	(740,693)
Balance, September 30, 2016	$1,322,179	$217,543	$126,114	$(21,422)	$1,644,414
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2016	$—	$85,169	$(18,113)	$(2,988)	$64,068

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended September 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$(57,582)	$2,133,699
Losses in other comprehensive income	(5,307)	—	—	—	(5,307)
Gains/(losses) in earnings	—	39,296	(13,472)	7,387	33,211
Additions/Issuances	311,540	—	5,795	—	317,335
Settlements(1)	(222,989)	(159,789)	(5,935)	2,007	(386,706)
Balance, September 30, 2015	$1,622,727	$374,158	$143,535	$(48,188)	$2,092,232
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2015	$—	$39,296	$(13,472)	$3,792	$29,616

Nine-Month Period Ended September 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,168)	$2,212,433
Losses in other comprehensive income	(8,961)	—	—	—	(8,961)
Gains/(losses) in earnings	—	219,837	749	(8,083)	212,503
Additions/Issuances	910,135	—	17,124	—	927,259
Settlements(1)	(546,090)	(691,590)	(19,385)	6,063	(1,251,002)
Balance, September 30, 2015	$1,622,727	$374,158	$143,535	$(48,188)	$2,092,232
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2015	$—	$219,837	$749	$(10,500)	$210,086

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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

Gains and losses on investments are recognized in the Condensed Consolidated Statements of Operations through Net (loss)/gain on sale of investment securities.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.3 million and $10.1 million, respectively, at September 30, 2016.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.1 million and $7.8 million, respectively, at September 30, 2016.

Significant increases (decreases) in any of those inputs in isolation would result in significantly (lower) higher fair value measurements. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase, and decrease when market interest rates decline and/or credit and liquidity conditions improve.

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

	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,271,808	Discounted Cash Flow	Discount Rate (1)	0.99% - 2.10% (1.30%)
Sale-leaseback securities	$50,371	Consensus Pricing (2)	Offered quotes (3)	128.27%
Retail installment contracts held-for-investment	$217,543	Discounted Cash Flow	Prepayment rate (CPR) (4)	9.50%
			Discount Rate (5)	9.50% - 14.50% (10.08%)
			Recovery Rate (6)	25.00% - 43.00% (27.72%)
Mortgage servicing rights	$126,114	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.19% - 39.20% (11.74%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$9,185	Discounted Cash Flow	Pull through percentage (9)	76.66%
			MSR value (10)	0.73% - 1.03% (0.94%)
Financial Liabilities:
Total return settlement	$29,864	Discounted Cash Flow	Discount Rate (4)	8.00%

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
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$11,829,746	$11,829,746	$11,829,746	$—	$—
Available-for-sale investment securities(1)	16,627,021	16,627,021	185,264	15,119,578	1,322,179
Trading securities	5,959	5,959	4,790	1,169	—
Loans held-for-investment, net	83,080,057	83,781,725	—	286,543	83,495,182
Loans held-for-sale	3,009,587	3,030,537	—	384,972	2,645,565
Restricted cash	3,256,902	3,256,902	3,256,902	—	—
Mortgage servicing rights	129,922	136,345	—	—	136,345
Derivatives	499,993	499,993	—	490,761	9,232

Financial liabilities:
Deposits	67,704,125	67,631,194	58,077,677	9,553,517	—
Borrowings and other debt obligations	44,604,370	45,036,801	825	34,686,747	10,349,229
Derivatives	497,591	497,591	—	466,937	30,654

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$9,447,003	$9,447,003	$9,447,003	$—	$—
Available-for-sale investment securities(1)	21,730,685	21,730,685	185,362	20,185,083	1,360,240
Trading securities	248	248	—	230	18
Loans held-for-investment, net	83,779,641	83,419,422	—	122,792	83,296,630
Loans held-for-sale	3,190,067	3,202,397	—	236,760	2,965,637
Restricted cash	2,630,508	2,630,508	2,630,508	—	—
Mortgage servicing rights	151,490	157,711	—	—	157,711
Derivatives	393,195	393,195	—	390,637	2,558

Financial liabilities:
Deposits	65,583,430	65,585,250	55,940,061	9,645,189	—
Borrowings and other debt obligations	49,828,582	50,037,708	1,445	40,833,484	9,202,779
Derivatives	417,464	417,464	—	363,628	53,836

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at September 30, 2016 and December 31, 2015 includes $10.8 million and $10.5 million, respectively, of equity securities that are not presented within these tables in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details related to this ASU implementation.

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

As of September 30, 2016 and December 31, 2015, the Company had $3.3 billion and $2.6 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

FVO for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolios that are measured using the FVO consist of residential mortgage LHFS. The adoption of the FVO on residential mortgage loans classified as held-for-sale allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value as of September 30, 2016.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
September 30, 2016
Loans held-for-sale(1)	$384,972	$375,271	$9,701
Nonaccrual loans	—	—	—
Retail installment contracts held-for-investment	$217,543	$279,577	$(62,034)
Nonaccrual loans	17,222	26,918	(9,696)

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

The Company's residential MSRs had an aggregate fair value of $126.1 million at September 30, 2016. Changes in fair value totaling a loss of $18.1 million was recorded in Mortgage banking income, net in the Condensed Consolidated Statements of Operations during the nine-month period ended September 30, 2016.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

On July 1, 2016, Santander consolidated its U.S. subsidiary activities under IHC, which resulted in a change to how the Company's. Chief Operating Decision Maker ("CODM"), as described by ASC 280, Segment Reporting, manages the Company. The Company’s reportable segments are focused principally around the customers the Company serves. During the first quarter of 2016, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

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

The Other category includes certain immaterial subsidiaries such as BSI, Banco Santander Puerto Rico, SIS, and SSLLC, interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

The Company’s segment results, excluding SC and the IHC entities, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing ("FTP") methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

Other income and expenses are managed directly by each reportable segment, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses, and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the Condensed Consolidated Financial Statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

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

The CODM, as described by ASC 280, Segment Reporting, manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table discloses SC's operating information on the same basis that it is reviewed by SHUSA's CODM to reconcile to SC's GAAP results, purchase price adjustments and accounting for SC as an equity method investment.

All prior period results have been recast to conform to the new composition of the reportable segments.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of September 30, 2016. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$295,374	$91,290	$74,992	$60,435	$(43,132)	$1,095,060	$42,566	$4,545	$1,621,130
Total non-interest income	166,718	14,505	3,214	24,901	134,034	389,375	9,071	(13,824)	727,994
Provision/(release) for credit losses	13,182	(20,160)	2,945	(2,487)	11,114	610,398	72,920		687,912
Total expenses	455,480	48,124	18,033	24,785	209,023	570,017	13,956	(12,172)	1,327,246
Income/(loss) before income taxes	(6,570)	77,831	57,228	63,038	(129,235)	304,020	(35,239)	2,893	333,966
Intersegment (expense)/revenue(1)	552	1,174	613	(2,121)	(218)	—	—	—	—
Total assets	20,661,280	12,178,009	15,005,335	10,551,939	42,062,688	38,771,636	—	—	139,230,887

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the IHC entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income/(loss)	$783,349	$257,523	$212,035	$182,024	$1,714	$3,388,276	$146,419	$10,477	$4,981,817
Total non-interest income	523,421	41,150	8,400	59,758	402,030	1,109,894	38,340	(38,897)	2,144,096
Provision for credit losses	32,965	32,693	23,905	28,889	38,490	1,782,489	260,723	—	2,200,154
Total expenses	1,355,726	143,371	54,827	80,054	690,826	1,645,156	42,585	(37,497)	3,975,048
Income/(loss) before income taxes	(81,921)	122,609	141,703	132,839	(325,572)	1,070,525	(118,549)	9,077	950,711
Intersegment revenue/(expense)(1)	1,916	2,982	1,895	(6,840)	47	—	—	—	—
Total assets	20,661,280	12,178,009	15,005,335	10,551,939	42,062,688	38,771,636	—	—	139,230,887

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the IHC entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Three- Month Period Ended	SHUSA Reportable Segments
September 30, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$214,208	$70,445	$67,302	$54,381	$58,017	$1,176,411	$71,620	$116	$1,712,500
Total non-interest income	167,696	12,431	23,158	19,047	112,830	382,700	101,102	(9,991)	808,973
Provision/(release) for credit losses	7,094	(6,329)	9,898	(10,931)	(1,452)	723,921	231,869	—	954,070
Total expenses	442,843	44,993	17,427	26,410	213,714	462,214	15,034	(13,975)	1,208,660
Income/(loss) before income taxes	(68,033)	44,212	63,135	57,949	(41,415)	372,976	(74,181)	4,100	358,743
Intersegment revenue/(expense)(1)	238	1,203	368	(2,241)	432	—	—	—	—
Total assets	21,944,625	15,796,714	15,012,129	12,200,062	40,823,959	35,329,343	—	—	141,106,832

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the IHC entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	Global Corporate Banking	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$627,152	$202,833	$202,126	$157,555	$216,115	$3,469,970	$342,018	$260	$5,218,029
Total non-interest income	523,337	35,704	39,324	60,437	358,366	1,137,296	184,390	(38,304)	2,300,550
Provision for/(release of) credit losses	33,779	1,370	22,694	(5,173)	61,374	1,935,147	955,532	—	3,004,723
Total expenses	1,306,508	135,966	54,392	79,310	557,785	1,360,708	43,438	(40,849)	3,497,258
Income/(loss) before income taxes	(189,798)	101,201	164,364	143,855	(44,678)	1,311,411	(472,562)	2,805	1,016,598
Intersegment revenue/(expense)(1)	891	2,961	1,467	(5,886)	567	—	—	—	—
Total assets	21,944,625	15,796,714	15,012,129	12,200,062	40,823,959	35,329,343	—	—	141,106,832

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the IHC entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

On January 28, 2014, the IPO closed, and certain stockholders of SC, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SC Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SC Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DFS, LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SC Common Stock below certain ownership thresholds, causing the first quarter 2014 change in control and consolidation of SC (the "Change in Control").

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

The Company's other subsidiaries include Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a broker-dealer located in Puerto Rico, Banco Santander International ("BSI"), a financial services company located in Miami, FL which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York, NY providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2016, unemployment remained relatively flat while market results declined and the gross domestic product ("GDP") growth rate came in under expectations, marking overall mixed results for the U.S. economy.

The unemployment rate at September 30, 2016 increased slightly to 5.0% compared to 4.9% at June 30, 2016 and declined from 5.1% one year ago. According to the U.S Bureau of Labor Statistics, this job growth is primarily attributable to the professional and business services, retail trade, and health care sectors.

On October 28, 2016, the Bureau of Economic Analysis advance estimate indicated that real gross domestic product ("GDP") grew at an annualized rate of 2.9% for the third quarter of 2016, compared to 1.4% in the second quarter of 2016. The increase during the quarter is primarily attributable to an increase in personal consumption expenditures, exports, private inventory investment, federal government spending, and nonresidential fixed investment, but was offset by decreased residential fixed investment and state and local government spending.

Market results were mixed, but mostly positive in the third quarter of 2016. The total year-to-date returns for the following indices, based on closing prices, at September 30, 2016 were:

September 30, 2016
Dow Jones Industrial Average	5.1%
S&P 500	6.1%
NASDAQ Composite	6.1%

At its November 2016 meeting, the Federal Open Market Committee decided to keep the federal funds rate target flat at 0.25% - 0.5%. The inflation rate remains just under the targeted rate of 2.0%.

The 10-year Treasury bond rate at September 30, 2016 was 1.61%, down from 2.27% at December 31, 2015 and 2.06% one year ago. Over the past year, the 10-year Treasury bond rate decreased 45 basis points. Within the industry, this metric is often considered to correspond to 15- and 30-year mortgage rates.

After a strong 2015, mortgage originations have begun to slightly decrease in 2016. At the time of filing this Form 10-Q, third quarter 2016 information was not available; however, for the second quarter of 2016, mortgage originations were up to 26% over the prior quarter and down 4% over the prior year. However, the most recent indicators from the Mortgage Bankers Association show that commercial real estate and multifamily originations for the first nine months of 2016increased 2% compared to the same period in 2015. Third quarter 2016 commercial and multifamily mortgage loan originations were 5% higher than the third quarter of 2015 and 7% higher than the second quarter of 2016. In addition, the ratio of nonperforming loans ("NPLs") to total loans has declined for the past four consecutive years for U.S. banks, including a decreasing trend in 2015 and through the third quarter of 2016, which confirms continuing improvement in credit quality and downward trends in general allowance reserves.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of September 30, 2016:

	BANK		SHUSA		SANTANDER		SPAIN		Puerto Rico
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa2	BBB+	Baa3	BBB+	A3	A-	Baa2	BBB+	Baa2	BBB-
ST Deposits	P-1	A-2	n/a	A-2	P-2	A-2	P-2	A-2	P-1	A-3
Outlook	Stable	Stable	Stable	Stable	Stable	Stable	Stable	Stable	Stable	Negative

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act ("the ECOA") (which prohibits creditors from discriminating against applicants on the basis of race, color, religion or other factors), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (which provides certain protections for individuals on active duty in the military), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act, (which contains certain requirements relating to the mortgage settlement process), the Expedited Funds Availability Act (which establishes the maximum permissible hold periods for checks and other deposits and the disclosure requirements for funds availability), the Credit Card Accountability, Responsibility and Disclosure Act (which establishes fair practices relating to the extension of credit under open-end consumer credit plans) and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of, debit cards, automated teller machines ("ATMs") and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the FRB for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DFA

The DFA, enacted on July 21, 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and need for government intervention in the financial services sector during the financial crisis, The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced substantial reforms that reshape the financial services industry, including significantly enhanced regulation. This enhanced regulation has involved and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings. More specifically, the DFA imposes enhanced prudential standards ("EPS") on BHCs with at least $50 billion in total consolidated assets (often referred to as “systemically important financial institutions”), including the Company, and requires the Board of Governors of the Federal Reserve System (the "Federal Reserve") to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SC, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2.00%, but in October 2014 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). SC believes this restriction removes the dealers' incentive to markup rates beyond 1.75%. SC plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that were necessary to comply with the Volcker Rule before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule. On March 31, 2016, the Company's Chief Executive Officer, on behalf of Santander, provided an attestation to the federal agencies responsible for administering the rule that the compliance program requirements applicable to Santander’s U.S. operations under the Volcker Rule were met by July 21, 2015.

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

As of September 30, 2016, the Bank's and the Company's CET1 ratios under Basel III, on a fully phased-in basis under the standardized approach, were 15.26% and 13.41%, respectively. Under the transition provisions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach were 15.66% and 14.12%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. The Company believes that, as of September 30, 2016, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

In June 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plan submitted by the Company. However, the Company is permitted to continue the payment of dividends on the Company's outstanding class of preferred stock.

The Company is also subject to written agreements which address stress testing and capital adequacy.

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

Risk Retention Rule

On December 24, 2014 the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of asset-backed securities to retain not less than five percent of the credit risk of the assets collateralizing the asset-backed securities. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and is expected to comply with the retention requirements effective December 24, 2016.

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

Federal Deposit Insurance Corporation Surcharge Assessment

In March 2016, the FDIC finalized the rule to implement Section 334 of the DFA to provide for a surcharge assessment at an annual rate of 4.5 basis points on banks with over $10 billion in assets to increase the FDIC insurance fund. The FDIC commenced the surcharge in the third quarter of 2016, and will continue for eight consecutive quarters. After the eight quarters, the FDIC may charge a shortfall assessment. The Company is currently evaluating the impact of the assessment on its financial position, results of operations and disclosures.

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

During the period covered by this report:

•
Santander UK held two frozen savings and two frozen current accounts for three customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first nine months ended September 30, 2016. Revenue and profits generated by Santander UK on these accounts in the first nine months ended September 30, 2016 were negligible relative to the overall revenues profits of the company.

•
Santander UK held a savings account for a customer resident in the UK who is currently designated by the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander UK on this account in the nine months ended September 30, 2016 was negligible relative to the overall revenues of the company.

•
Santander UK holds two frozen current accounts for UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine months ended September 30, 2016. The accounts are in arrears (£1,845 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to the overall revenues and profits of the company.

•
Santander UK holds three current accounts and a savings account for two customers resident in the UK, who are currently designated by the US under the specially designated nationals ("TCO") program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2016 were negligible relative to overall revenues and profits of Santander.

•
In addition, during the first nine months ended September 30, 2016, Santander UK has identified an Office of Foreign Assets Control ("OFAC") match on a power of attorney account. The power of attorney listed on the account is currently designated by the U.S. under the SDGT and Iranian Financial Sanction Regulation ("IFSR") sanctions program. The power of attorney was removed from the account on July 29, 2016. During the first nine months ended September 30, 2016, revenues and profits generated by Santander U.K. were negligible relative to the overall revenues and profits of Santander.

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

In the aggregate, all of the transactions described above resulted in in gross revenues and net profits in the nine months ended September 30, 2016, which were negligible relative to the overall profits of Santander. The Santander group has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net interest income	$1,621,130	$1,712,500	$4,981,817	$5,218,029
Provision for credit losses	(687,912)	(954,070)	(2,200,154)	(3,004,723)
Total non-interest income	727,994	808,973	2,144,096	2,300,550
General and administrative expenses	(1,281,275)	(1,174,463)	(3,775,490)	(3,391,549)
Other expenses	(45,971)	(34,197)	(199,558)	(105,709)
Income before income taxes	333,966	358,743	950,711	1,016,598
Income tax provision	(108,320)	(217,753)	(339,968)	(416,387)
Net income(1)	$225,646	$140,990	$610,743	$600,211
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax income of $334.0 million and $950.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to pretax income of $358.7 million and $1.0 billion for the three-month and nine-month periods ended September 30, 2015. Factors contributing to these changes were as follows:

•
Net interest income decreased $91.4 million and $236.2 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due to yield increases on the Company's borrowed funds.

•
The provision for credit losses decreased $266.2 million and $804.6 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due due to the reclassification of SC's personal unsecured loan portfolio from held for investment to held for sale in the third quarter of 2015. We now recognize customer defaults and other lower of cost or market adjustments on the portfolio through miscellaneous income. In addition, the buildup of the ALLL on RICs which occurred during 2015 to maintain the Company's targeted coverage rate and build a specific reserve for the RIC TDR portfolio.

•
Total non-interest income decreased $81.0 million and $156.5 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily in miscellaneous income attributable to less sales of operating leases and fair value mark-downs of the fair value associated with personal unsecured LHFS during the current period when compared with the prior period, offset by an increase in lease income.

•
Total general and administrative expenses increased $106.8 million and $383.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to increases in lease expenses and compensation and benefits.

•
Other expenses increased $11.8 million and $93.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to losses on debt extinguishment associated with repositioning the balance sheet.

•
The income tax provision decreased $109.4 million and $76.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decrease for the nine month period ended was due to discrete tax benefits recognized in the current periods compared to discrete tax provisions in the prior year comparative periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
	2016 (1)			2015 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$23,417,007	$81,885	1.39%	$24,619,364	$102,266	1.65%	(20,381)	(4,862)	(15,519)
LOANS(3):
Commercial loans	37,164,361	332,340	3.56%	36,057,819	321,133	3.53%	11,207	9,165	2,042
Multi-family	9,110,535	82,610	3.61%	9,207,838	89,198	3.84%	(6,588)	(967)	(5,621)
Total commercial loans	46,274,896	414,950	3.57%	45,265,657	410,331	3.60%	4,619	8,198	(3,579)
Consumer loans:
Residential mortgages	7,888,262	62,882	3.17%	8,096,136	66,186	3.24%	(3,304)	(1,772)	(1,532)
Home equity loans and lines of credit	6,055,344	54,888	3.61%	6,147,646	54,660	3.53%	228	(472)	700
Total consumer loans secured by real estate	13,943,606	117,770	3.36%	14,243,782	120,846	3.37%	(3,076)	(2,244)	(832)
Retail installment contracts and auto loans	26,922,199	1,198,698	17.71%	25,401,300	1,192,288	18.62%	6,410	34,721	(28,311)
Personal unsecured	2,179,968	137,764	25.14%	3,679,659	169,227	18.25%	(31,463)	(432,027)	400,564
Other consumer(4)	879,136	19,895	9.00%	1,115,311	25,556	9.09%	(5,661)	(5,414)	(247)
Total consumer	43,924,909	1,474,127	13.35%	44,440,052	1,507,917	13.46%	(33,790)	(404,964)	371,174
Total loans	90,199,805	1,889,077	8.33%	89,705,709	1,918,248	8.48%	(29,171)	(396,766)	367,595
Allowance for loan losses (5)	(3,784,242)	—	—%	(3,019,846)	—	—%
NET LOANS	86,415,563	1,889,077	8.70%	86,685,863	1,918,248	8.78%	(29,171)	(396,766)	367,595
Intercompany investments	14,640	226	6.14%	14,640	222	6.02%	4	—	4
TOTAL EARNING ASSETS	109,847,210	1,971,188	7.14%	111,319,867	2,020,736	7.20%	(49,548)	(401,628)	352,080
Other assets(6)	29,935,299			32,694,987
TOTAL ASSETS	$139,782,509			$144,014,854
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,977,842	$6,384	0.23%	$13,044,131	$15,384	0.47%	(9,000)	(2,147)	(6,853)
Savings	6,001,890	3,299	0.22%	6,432,289	2,995	0.18%	304	(174)	478
Money market	25,199,241	31,383	0.50%	23,518,380	32,888	0.55%	(1,505)	3,030	(4,535)
Certificates of deposit	9,515,447	23,222	0.97%	9,418,365	21,662	0.91%	1,560	216	1,344
TOTAL INTEREST BEARING DEPOSITS	51,694,420	64,288	0.49%	52,413,165	72,929	0.55%	(8,641)	925	(9,566)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	7,633,696	24,783	1.29%	11,705,271	45,024	1.53%	(20,241)	(13,950)	(6,291)
Other borrowings	38,314,163	260,761	2.71%	36,786,976	190,061	2.05%	70,700	8,098	62,602
TOTAL BORROWED FUNDS (7)	45,947,859	285,544	2.47%	48,492,247	235,085	1.92%	50,459	(5,852)	56,311
TOTAL INTEREST BEARING FUNDING LIABILITIES	97,642,279	349,832	1.43%	100,905,412	308,014	1.21%	41,818	(4,927)	46,745
Noninterest bearing demand deposits	15,107,001			12,871,454
Other liabilities(8)	4,614,098			4,636,145
TOTAL LIABILITIES	117,363,378			118,413,011
STOCKHOLDER’S EQUITY	22,419,131			25,601,843
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$139,782,509			$144,014,854
NET INTEREST SPREAD (9)			5.71%			5.99%
NET INTEREST MARGIN (10)			5.87%			6.10%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
	2016 (1)			2015 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase Decrease	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$25,581,579	$302,964	1.58%	$21,575,824	$296,134	1.84%	6,830	26,567	(19,737)
LOANS(3):
Commercial loans	37,472,514	993,965	3.54%	35,360,460	934,284	3.53%	59,681	56,834	2,847
Multifamily	9,223,167	250,375	3.63%	8,740,276	269,276	4.12%	(18,901)	16,206	(35,107)
Total commercial loans	46,695,681	1,244,340	3.56%	44,100,736	1,203,560	3.65%	40,780	73,040	(32,260)
Consumer loans:
Residential mortgages	7,816,089	187,430	3.20%	8,251,465	202,632	3.28%	(15,202)	(10,395)	(4,807)
Home equity loans and lines of credit	6,095,190	165,639	3.63%	6,168,383	163,722	3.55%	1,917	(2,059)	3,976
Total consumer loans secured by real estate	13,911,279	353,069	3.39%	14,419,848	366,354	3.40%	(13,285)	(12,454)	(831)
Retail installment contracts and auto loans	26,597,271	3,657,493	18.37%	24,408,203	3,656,615	20.03%	878	11,653	(10,775)
Personal unsecured	2,341,387	436,724	24.92%	3,422,954	514,300	20.09%	(77,576)	(323,815)	246,239
Other consumer(4)	940,577	63,547	9.02%	1,192,732	81,071	9.09%	(17,524)	(16,968)	(556)
Total consumer	43,790,514	4,510,833	13.76%	43,443,737	4,618,340	14.21%	(107,507)	(341,583)	234,076
Total loans	90,486,195	5,755,173	8.50%	87,544,473	5,821,900	8.89%	(66,727)	(268,543)	201,816
Allowance for loan and lease losses (5)	(3,609,242)	—	—%	(2,511,162)		—%
NET LOANS	86,876,953	5,755,173	8.85%	85,033,311	5,821,900	9.15%	(66,727)	(268,543)	201,816
Intercompany investments	14,640	677	6.18%	14,640	664	6.06%	13	—	13
TOTAL EARNING ASSETS	112,473,172	6,058,814	7.20%	106,623,775	6,118,698	7.67%	(59,884)	(241,976)	182,092
Other assets(6)	29,445,100			31,940,325
TOTAL ASSETS	$141,918,272			$138,564,100
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,788,832	$35,809	0.41%	$12,655,796	$41,389	0.44%	(5,580)	(2,720)	(2,860)
Savings	6,012,640	9,425	0.21%	6,715,672	10,946	0.22%	(1,521)	(1,107)	(414)
Money market	24,836,343	95,377	0.51%	22,842,486	95,111	0.56%	266	2,659	(2,393)
Certificates of deposit	9,875,505	72,524	0.98%	9,656,593	68,232	0.94%	4,292	1,594	2,698
TOTAL INTEREST BEARING DEPOSITS	52,513,320	213,135	0.54%	51,870,547	215,678	0.56%	(2,543)	426	(2,969)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	10,517,500	108,061	1.37%	9,174,121	133,342	1.94%	(25,281)	25,118	(50,399)
Other borrowings	38,193,757	755,125	2.64%	34,800,114	550,985	2.12%	204,140	57,686	146,454
TOTAL BORROWED FUNDS (7)	48,711,257	863,186	2.37%	43,974,235	684,327	2.08%	178,859	82,804	96,055
TOTAL INTEREST BEARING FUNDING LIABILITIES	101,224,577	1,076,321	1.42%	95,844,782	900,005	1.26%	176,316	83,230	93,086
Noninterest bearing demand deposits	13,899,407			12,589,595
Other liabilities(8)	4,640,750			4,734,953
TOTAL LIABILITIES	119,764,734			113,169,330
STOCKHOLDER’S EQUITY	22,153,538			25,394,770
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$141,918,272			$138,564,100

NET INTEREST SPREAD (9)			5.78%			6.42%
NET INTEREST MARGIN (10)			5.92%			6.54%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$13,400	$5,733	$41,890	$14,894	$7,667	133.7%	$26,996	181.3%
Investments available-for-sale	60,844	85,707	235,851	241,150	(24,863)	(29.0)%	(5,299)	(2.2)%
Other investments	7,641	10,826	25,224	40,090	(3,185)	(29.4)%	(14,866)	(37.1)%
Total interest income on investment securities and interest-earning deposits	81,885	102,266	302,965	296,134	(20,381)	(19.9)%	6,831	2.3%
Interest on loans	1,889,077	1,918,248	5,755,173	5,821,900	(29,171)	(1.5)%	(66,727)	(1.1)%
Total Interest Income	1,970,962	2,020,514	6,058,138	6,118,034	(49,552)	(2.5)%	(59,896)	(1.0)%
INTEREST EXPENSE:
Deposits and customer accounts	64,288	72,929	213,135	215,678	(8,641)	(11.8)%	(2,543)	(1.2)%
Borrowings and other debt obligations	285,544	235,085	863,186	684,327	50,459	21.5%	178,859	26.1%
Total Interest Expense	349,832	308,014	1,076,321	900,005	41,818	13.6%	176,316	19.6%
NET INTEREST INCOME	$1,621,130	$1,712,500	$4,981,817	$5,218,029	$(91,370)	(5.3)%	$(236,212)	(4.5)%

Net interest income decreased $91.4 million and $236.2 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These decreases were primarily due to the yield increases on the borrowed funds in the three-month and nine-month periods ended September 30, 2016 compared to the three-month and nine-month periods ended September 30, 2015.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $20.4 million for the three-month period ended, and increased $6.8 million for the nine-month period ended September 30, 2016, compared to the corresponding periods in 2015. The average balance of investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2016 were $23.4 billion and $25.6 billion with an average yield of 1.39% and 1.58%, respectively, compared to an average balance of $24.6 billion and $21.6 billion with an average yield of 1.65% and 1.84% for the corresponding periods in 2015. The decrease in the average balance of interest income on investment securities and interest-earning deposits for the three-month period ended September 30, 2016 was primarily attributable to a decrease of $25.8 million in interest income on investment available-for-sale securities, offset by $5.1 million increase in short term treasury funds compared to the corresponding period in 2015. The increase in the average balance of interest income on investment securities and interest-earning deposits for the nine-month period ended September 30, 2016 was primarily attributable to the increase in short term treasury fund of $20.8 million, offset by $14.9 million decrease in dividends on Federal Home Loan Bank ("FHLB") stock compared to the corresponding period in 2015.

Interest Income on Loans

Interest income on loans decreased $29.2 million and $66.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of total loans was $90.2 billion and $90.5 billion with an average yield of 8.33% and 8.50% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $89.7 billion and $87.5 billion with an average yield of 8.48% and 8.89% for the corresponding periods in 2015. The increases in the average balance of total loans of $494.1 million and $2.9 billion were primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increases, were $26.9 billion with an average yield of 17.71% and $26.6 billion with an average yield of 18.37% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $25.4 billion with an average yield of 18.62% and $24.4 billion with an average yield of 20.03% for the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decreases in interest income on loans were primarily due to the activity in originations of the unsecured loan portfolios. Interest income on the personal unsecured loans portfolio decreased $31.5 million and $77.6 million for the three-month and nine-month periods ended September 30, 2016, respectively.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $8.6 million and $2.5 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of total interest-bearing deposits were $51.7 billion and $52.5 billion with an average cost of 0.49% and 0.54% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to an average balance of $52.4 billion and $51.9 billion with an average cost of 0.55% and 0.56% for the corresponding periods in 2015. The decreases in interest expense on deposits and customer-related accounts during the three-month and nine-month periods ended September 30, 2016 were primarily due to the decrease in the interest rate paid on deposits in both periods.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $50.5 million and $178.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increases in interest expense on borrowed funds were due to the increases in the interest rate paid for the three-month and nine-month periods ended September 30, 2016, respectively. These increases were primarily due to $2.7 billion of new debt issued by SHUSA, which includes $1.1 billion of debt that was issued during the third quarter of 2015, and net $1.6 billion of SC on balance sheet securitization activity from September 30, 2015 to September 30, 2016. The average balance of total borrowings was $45.9 billion and $48.7 billion with an average cost of 2.47% and 2.37% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to an average balance of $48.5 billion and $44.0 billion with an average cost of 1.92% and 2.08% for the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2016 was $687.9 million and $2.2 billion, respectively, compared to $954.1 million and $3.0 billion for the corresponding period in 2015. The decreases for the nine-month period ended September 30, 2016 was primarily related to the buildup of the ALLL coverage ratio throughout 2015, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan and lease losses, beginning of period	$3,765,887	$2,914,207	$3,246,145	$1,777,889
Charge-offs:
Commercial	(41,660)	(48,248)	(118,273)	(102,809)
Consumer	(1,249,370)	(1,495,927)	(3,424,199)	(3,345,343)
Total charge-offs	(1,291,030)	(1,544,175)	(3,542,472)	(3,448,152)
Recoveries:
Commercial	21,359	27,890	68,640	42,839
Consumer	608,915	498,218	1,828,621	1,505,171
Total recoveries	630,274	526,108	1,897,261	1,548,010
Charge-offs, net of recoveries	(660,756)	(1,018,067)	(1,645,211)	(1,900,142)
Provision for loan and lease losses (1)	709,151	954,062	2,213,348	2,999,572
Other(2):
Consumer	—	—	—	(27,117)
Allowance for loan and lease losses, end of period	$3,814,282	$2,850,202	$3,814,282	$2,850,202

Reserve for unfunded lending commitments, beginning of period	$156,898	$139,145	$149,021	$134,003
Provision for unfunded lending commitments (1)	(21,239)	8	(13,194)	5,151
Loss on unfunded lending commitments	(1,094)	—	(1,262)	(1)
Reserve for unfunded lending commitments, end of period	134,565	139,153	134,565	139,153
Total allowance for credit losses ("ACL"), end of period	$3,948,847	$2,989,355	$3,948,847	$2,989,355

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

(2)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.

The Company's net charge-offs decreased $357.3 million and decreased $254.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

Commercial charge-offs decreased $6.6 million and increased $15.5 million for the three-month and nine-month periods ended September 30, 2016, respectively. The three-month decrease was primarily due to a $22.4 million decrease in Commercial Auto loan charge-offs offset by an $17.8 million increase in Corporate Banking charge-offs. The nine-month increase was primarily to due to an $11.7 million increase in Commercial Auto loans and a $5.4 million increase in Corporate Banking charge-offs.

Commercial recoveries decreased $6.5 million and increased $25.8 million for the three-month and nine-month periods ended September 30, 2016, respectively. The three-month decrease was primarily due to a $13.4 million decrease in Commercial Auto loans offset by an $8.2 million increase in Commercial Real Estate recoveries. The nine-month increase was primarily due to a $13.3 million increase in Commercial Real Estate, an $8.9 million increase in Commercial Auto and a $6.2 million increase in Corporate Banking recoveries. Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were less than 0.1% for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer charge-offs decreased $246.6 million and increased $78.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The three-month decrease was primarily due to a $249.1 million decrease in Consumer Auto Loan charge-offs. The nine-month increase was primarily due to a $60.8 million increase in Consumer Auto loans, an $8.4 million increase in Home Equity loans and a $7.1 million increase in Home Mortgage charge-offs.

Consumer recoveries increased $110.7 million and $323.5 million for the three-month and nine-month periods ended September 30, 2016, respectively. The increases were primarily due to $114.4 million and $329 million increases in Consumer Auto loan recoveries, respectively.

Consumer net charge-offs as a percentage of average consumer loans were 1.5% and 3.6% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to 2.2% and 4.2% for the corresponding periods in 2015.

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Consumer fees	$120,956	$114,021	$381,943	$305,460	$6,935	6.1%	$76,483	25.0%
Commercial fees	50,728	53,694	153,640	160,448	(2,966)	(5.5)%	(6,808)	(4.2)%
Mortgage banking income, net	22,537	32,061	50,005	87,177	(9,524)	(29.7)%	(37,172)	(42.6)%
Equity method investments gains/(losses), net	421	1,624	(4,719)	(5,543)	(1,203)	(74.1)%	824	(14.9)%
Bank-owned life insurance	14,150	15,590	44,315	44,430	(1,440)	(9.2)%	(115)	(0.3)%
Lease income	483,929	364,634	1,365,519	1,017,711	119,295	32.7%	347,808	34.2%
Miscellaneous income	35,637	229,658	94,842	674,969	(194,021)	(84.5)%	(580,127)	(85.9)%
Net (losses)/gain recognized in earnings	(364)	(2,309)	58,551	15,898	1,945	(84.2)%	42,653	268.3%
Total non-interest income	$727,994	$808,973	$2,144,096	$2,300,550	$(80,979)	(10.0)%	$(156,454)	(6.8)%

Total non-interest income decreased $81.0 million and $156.5 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases for the three-month and nine-month periods ended September 30, 2016 were primarily due to decreases in miscellaneous income attributable to the decrease in sale of operating leases and mark-down of the fair value associated with personal unsecured LHFS, partially offset by increases in lease income.

Consumer Fees

Consumer fees increased $6.9 million and $76.5 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in consumer fees for the three-month period ended September 30, 2016 was primarily due to $16.3 million increase in insurance and investment activities, partially offset by $12.0 million decrease in loan servicing income. The increase in consumer fees for the nine-month period ended September 30, 2016 was primarily due to a $48.6 million increase in insurance and investment activities, and $15.7 million of increases in loan servicing income, which was largely attributable to the Company's growing RIC and auto loan serviced for others portfolio.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $3.0 million and $6.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Mortgage and multifamily servicing fees	$10,772	$11,127	$32,387	$33,640	$(355)	(3.2)%	$(1,253)	(3.7)%
Net gains on sales of residential mortgage loans and related securities	8,049	5,912	18,127	30,424	2,137	36.1%	(12,297)	(40.4)%
Net gains on sales of multifamily mortgage loans	1,097	18,623	2,397	28,961	(17,526)	(94.1)%	(26,564)	(91.7)%
Net gains on hedging activities	655	15,806	33,624	12,787	(15,151)	(95.9)%	20,837	163.0%
Net gains/(losses) from changes in MSR fair value	7,711	(13,473)	(18,113)	749	21,184	(157.2)%	(18,862)	(2,518.3)%
MSR principal reductions	(5,747)	(5,934)	(18,417)	(19,384)	187	(3.2)%	967	(5.0)%
Total mortgage banking income, net	$22,537	$32,061	$50,005	$87,177	$(9,524)	(29.7)%	$(37,172)	(42.6)%

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

Mortgage banking revenue decreased $9.5 million and $37.2 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decrease for the three-month period was primarily attributable to lower gains on sales of multifamily mortgage loans driven by lower provision releases during the current period and lower gains on hedging activities. Multifamily loan repurchases in 2015 which led to provision releases and higher mortgage banking revenue in 2015 did not recur in 2016. This was offset by realized gains on changes in the MSR fair value compared to losses realized in the corresponding period in 2015. The decrease for the nine-month period was attributable to lower gains on sales of both residential and multifamily mortgage loans also driven by lower residential mortgage sale activity and lower provision releases on multifamily mortgage loans as well as year-to-date losses realized on changes in MSR fair value compared to gains for the corresponding period in 2015. These decreases were offset by higher gains on hedging activities in 2016 compared to the corresponding period in 2015.

Since 2014, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%
September 30, 2015	3.88%	3.13%
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%
September 30, 2016	3.50%	2.88%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $0.4 million and $1.3 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. At September 30, 2016 and 2015, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $688.8 million and $897.0 million, respectively. The decrease in loans serviced for others is primarily due to the 2015 repurchase of loans sold to FNMA for which the Company retained servicing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains on sales of residential mortgage loans and related securities increased $2.1 million and decreased $12.3 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. For the three-month and nine-month periods ended September 30, 2016, the Company sold $639.8 million and $1.5 billion of mortgage loans for gains of $8.0 million and $18.1 million, respectively, compared to $655.8 million and $1.6 billion of loans sold for gains of $5.9 million and $30.4 million for the three-month and nine-month periods ended September 30, 2015.

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

Net gains on sales of multifamily mortgage loans decreased $17.5 million and $26.6 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases were primarily due to a $1.1 million and $2.4 million release in the FNMA recourse reserve for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $18.6 million and $29.0 million for the three-month and nine-month periods ended September 30, 2015.

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

At September 30, 2016 and December 31, 2015, the Company serviced loans with a principal balance of $386.3 million and $552.1 million, respectively, for FNMA. These loans had a credit loss exposure of $34.4 million and $34.4 million as of September 30, 2016 and December 31, 2015, respectively. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of September 30, 2016 and December 31, 2015, the Company had a liability of $4.4 million and $6.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to FNMA under this program.

Net gains on hedging activities decreased $15.2 million and increased $20.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The variances for the three-month and nine-month periods ended September 30, 2016 were primarily due to the increase in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

MSR fair value increased $21.2 million from a net loss of $13.5 million for the three-month period ended September 30, 2015 to a net gain of $7.7 million for the three-month period ended September 30, 2016. MSR fair value decreased $18.9 million to a net loss of $18.1 million for the nine-month period ended September 30, 2016 compared to a net gain of $0.7 million for the corresponding period in 2015. The carrying value of the related MSRs at September 30, 2016 and December 31, 2015 were $126.1 million and $147.2 million, respectively. The MSR asset fair value changes for the three-month and nine-month periods ended September 30, 2016 were the result of decreases in interest rates.

The Company recognized $5.7 million and $18.4 million of principal reductions for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $5.9 million and $19.4 million for the corresponding periods in 2015. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing and generally follows along with interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity method investments gains/(losses), net

Equity method investments gains/(losses), net consists of income and losses on investments in unconsolidated entities and joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. These include investments in community reinvestment projects and entities which own wind power generating projects. Equity method investments gains/(losses), net decreased $1.2 million and increased $0.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $1.4 million and $0.1 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

Lease income

Lease income increased $119.3 million and $347.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The average leased vehicle portfolio balance as of September 30, 2016 and September 30, 2015 was $9.2 billion and $9.0 billion, respectively. These increases were the result of the growth of the Company's lease portfolio.

Net gains/(losses) recognized in earnings

The Company recognized $0.4 million of losses and $58.6 million of gains for the three-month and nine-month periods ended September 30, 2016 in net (losses)/gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the nine-month period ended September 30, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the corporate debt securities were sold off with a book value of $1.4 billion for a gain of $5.9 million, the sale of MBS, including FHLMC residential debt securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million, and the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

The Company recognized $2.3 million of losses and $17.0 million of gains for the three-month and nine-month periods ended September 30, 2015, respectively, in net (losses)/gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net loss realized for the three-month period ended September 30, 2015 was primarily comprised of the sale of corporate debt securities with a book value of $63.7 million for a gain of $0.4 million, and the sale of asset-backed securities ("ABS") with a book value of $419.6 million for a loss of $1.4 million. The net gain for the nine-month period ended September 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $517.6 million for a gain of $7.0 million, and the sale of ABS with a book value of $683.9 million for a gain of $0.2 million, offset by OTTI of $1.1 million.

Miscellaneous Income

Miscellaneous income decreased $194.0 million and $580.1 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decrease for the three-month period ended September 30, 2016 compared to the same period in 2015 were primarily due primarily due to current year lower of cost or market adjustments of $98.0 million on SC personal unsecured loan portfolio which were reclassified to held for sale at the end of third quarter of 2015. SC also had $36.0 million less on lease and other miscellaneous sales for three months ended September 30, 2016, compared to the same periods in 2015, primarily due to a lack of bulk loan and lease sales in 2016. In addition, total other income decreased $70.8 million, including$59.8 million decrease in miscellaneous income, mainly due to lower fair value adjustments on the Company's FVO loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease for the nine-month period ended September 30, 2016 compared to the same period in 2015, is primarily due to a decrease in lower of cost or market adjustments of $267.0 million on SC personal unsecured portfolio. SC also reflects $149.0 million less on lease and other miscellaneous sales for nine months ended September 30, 2016, compared to the same period in 2015, primarily due to a lack of bulk loan and lease sales in the 2016. Total other income decreased $316.3 million , including $116.8 million decrease in miscellaneous income, mainly due to lower fair value adjustments on the Company's FVO loan portfolio. For further discussion please see Note 16 to the Condensed Consolidated Financial Statements.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Compensation and benefits	$426,162	$402,635	$1,282,094	$1,169,459	$23,527	5.8%	$112,635	9.6%
Occupancy and equipment expenses	156,611	140,116	453,687	433,780	16,495	11.8%	19,907	4.6%
Technology expense	56,449	55,144	183,039	163,205	1,305	2.4%	19,834	12.2%
Outside services	57,742	89,658	207,472	211,826	(31,916)	(35.6)%	(4,354)	(2.1)%
Marketing expense	35,944	26,308	77,986	61,559	9,636	36.6%	16,427	26.7%
Loan expense	101,101	89,907	307,992	285,660	11,194	12.5%	22,332	7.8%
Lease expense	338,077	261,668	953,142	755,945	76,409	29.2%	197,197	26.1%
Other administrative expenses	109,189	109,027	310,078	310,115	162	0.1%	(37)	—%
Total general and administrative expenses	$1,281,275	$1,174,463	$3,775,490	$3,391,549	$106,812	9.1%	$383,941	11.3%

Total general and administrative expenses increased $106.8 million and $383.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Factors contributing to these increases were as follows:

•
Compensation and benefits expense increased $23.5 million and $112.6 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The primary driver of the increases was the Company's headcount, in particular within its consumer finance subsidiary.

•
Technology expense increased $1.3 million and $19.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increases were primarily due to the Company's increased technology services relating to Produban, a Santander affiliate.

•
Outside services decreased $31.9 million and $4.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases were primarily due to decreased consulting service fees related to regulatory initiatives, including preparation for meeting the requirements of the IHC which became effective on July 1, 2016. Consulting fees decreased $34.6 million and $15.1 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

•
Loan expense increased $11.2 million and $22.3 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in the three-month period was primarily due to an increase of $15.7 million in loan collection expenses. This was offset by $2.8 million decrease in loan servicing expenses, primarily associated with the activity in the RIC and auto loan portfolio.

•
Lease expense increased $76.4 million and $197.2 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2016	2015	2016	2015	Dollar	Percentage	Dollar	Percentage
	(dollars in thousands)
Amortization of intangibles	$17,174	$19,245	$52,860	$59,144	$(2,071)	(10.8)%	$(6,284)	(10.6)%
Deposit insurance premiums and other expenses	17,950	14,917	56,966	46,446	3,033	20.3%	10,520	22.6%
Loss on debt extinguishment	10,228	—	88,672	—	10,228	100%	88,672	100%
Impairment of capitalized software	—	—	19	—	—	0%	19	100%
Investment expense on affordable housing projects	619	35	1,041	119	584	1,668.6%	922	774.8%
Total other expenses	$45,971	$34,197	$199,558	$105,709	$11,774	34.4%	$93,849	88.8%

Total other expenses increased $11.8 million and $93.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The primary factors contributing to the increases were:

Amortization of intangibles decreased $2.1 million and $6.3 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decreases for the three and nine month periods were primarily due to the Company's core deposit intangibles and purchased credit card relationships from its acquisitions in 2006 and before becoming fully amortized in the second quarter of 2016.

Deposit insurance premiums and other expenses increased $3.0 million and $10.5 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase for the nine month period was primarily driven by an increase in other expenses attributable a loss on the sale of unfunded commitments to an unconsolidated related party of $1.7 million and an increase in FDIC insurance premiums.

There were $10.2 million and $88.7 million of losses on debt extinguishment during the three-month and nine-month periods ended September 30, 2016, respectively, compared to no such losses for the three-month and nine-month periods ended September 30, 2015. These expenses were primarily related to early termination fees incurred by the Company in association with the 2016 termination of FHLB advances. During the three-month and nine-month periods ended September 30, 2016, the Bank terminated $750.0 million and $3.5 billion of FHLB advances.

INCOME TAX PROVISION

Income tax provisions of $108.3 million and $340.0 million were recorded for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $217.8 million and $416.4 million for the corresponding periods in 2015. This resulted in effective tax rates of 32.4% and 35.8% for the three-month and nine-month periods ended September 30, 2016, respectively, compared to 60.7% and 41.0% for the corresponding periods in 2015.

The Company recognized discrete income tax benefits of $6.7 million and $4.6 million for the three-month and nine-month periods ended September 30, 2016, respectively and discrete income tax provisions of $90.0 million and $57.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, which resulted in higher effective tax rates for the three-month and nine-month periods ended September 30, 2016.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2016 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $81.2 million and $156.2 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The average balances of the Consumer and Business Banking segment's gross loans were $16.9 billion and $16.9 billion for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $17.3 billion and $17.5 billion for the corresponding periods in 2015. The average balances of deposits were $40.7 billion and $40.6 billion for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $39.4 billion for both corresponding periods in 2015, primarily driven by growth in non-interest-bearing deposits. Total non-interest income decreased $1.0 million and had no change for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses increased $6.1 million and decreased $0.8 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses increased $12.6 million and $49.2 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

Total assets as of September 30, 2016 were $20.7 billion, compared to $21.9 billion as of September 30, 2015.

Commercial Banking

Net interest income increased $20.8 million and $54.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total average gross loans were $12.2 billion and $11.9 billion for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $10.4 billion and $10.2 billion for the corresponding periods in 2015. Total non-interest income increased $2.1 million and $5.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses decreased $13.8 million and increased $31.3 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015 driven by reserves for the energy finance business line. Total expenses increased $3.1 million and $7.4 million for the three-month and nine-month periods ended 2016, respectively, compared to the corresponding periods in 2015.

Total assets were $12.2 billion as of September 30, 2016, compared to $15.8 billion as of September 30, 2015 while total average deposits were $7.7 billion and $8.2 billion for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $9.0 billion and $8.9 billion for the corresponding periods in 2015.

Commercial Real Estate

Net interest income increased $7.7 million and $9.9 million during the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of this segment's gross loans increased to $15.2 billion and $15.3 billion during the three-month and nine-month periods ended September 30, 2016, respectively, compared to $14.8 billion and $14.3 billion for the corresponding periods in 2015, primarily due to the Company repurchasing multi-family loans from FNMA in the second half of 2015. The average balance of deposits was $817.2 million and $788.2 million during the three-month and nine-month periods ended September 30, 2016, respectively, compared to $764.6 million and $791.5 million during the corresponding periods in 2015. Total non-interest income decreased $19.9 million and $30.9 million during the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses was $2.9 million and $23.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $9.9 million and $22.7 million for the corresponding periods in 2015. Total expenses increased $0.6 million and $0.4 million during the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total assets were $15.0 billion for both September 30, 2016 and September 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Corporate Banking

Net interest income increased $6.1 million and $24.5 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The average balance of this segment's gross loans were $8.8 billion and $9.5 billion for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $9.9 billion and $9.4 billion for the corresponding periods in 2015. The average balance of deposits was $2.4 billion and $2.1 billion for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $2.1 billion and $1.7 billion for the corresponding periods in 2015. Total non-interest income increased $5.9 million and decreased $0.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses increased $8.4 million and $34.1 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses decreased 1.6 million and increased $0.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

Total assets were $10.6 billion as of September 30, 2016, compared to $12.2 billion as of September 30, 2015.

Other

Net interest income decreased $101.1 million and $214.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total non-interest income increased $21.2 million and $43.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The provision for credit losses increased $12.6 million and decreased $22.9 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses decreased $4.7 million and increased $133.0 million during the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015.

Total assets were $42.1 billion as of September 30, 2016, compared to $40.8 billion as of September 30, 2015.

SC

Net interest income decreased $81.4 million and $81.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The fluctuations were primarily related to an increase in interest expense during both periods. Total non-interest income increased $6.7 million and decreased $27.4 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The overall decrease in 2016 is due to lower of cost or market adjustments required on a held for sale loan portfolio that did not occur in 2015. The provision for credit losses decreased $113.5 million and $152.7 million for the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. Total expenses increased $107.8 million and $284.4 million during the three-month and nine-month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015, also attributable to growth in the loan and leased vehicle portfolios during the year.

Total assets were $38.8 billion as of September 30, 2016, compared to $35.3 billion as of September 30, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan and lease portfolio held for investment consisted of the following at the dates provided:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$10,165,990	11.7%	$9,846,236	11.3%
Commercial and industrial loans and other commercial	19,601,335	22.6%	20,908,107	24.0%
Multifamily	9,021,275	10.4%	9,438,463	10.8%
Other Commercial	6,799,457	7.8%	6,257,072	7.2%
Total Commercial Loans	45,588,057	52.5%	46,449,878	53.3%
Consumer loans secured by real estate:
Residential mortgages	7,588,663	8.7%	7,566,301	8.7%
Home equity loans and lines of credit	6,041,629	7.0%	6,151,232	7.1%
Total consumer loans secured by real estate	13,630,292	15.7%	13,717,533	15.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans - originated	21,602,717	24.9%	18,539,588	21.3%
Retail installment contracts and auto loans - purchased	4,005,079	4.6%	6,108,210	7.0%
Personal unsecured loans	1,219,942	1.4%	1,177,998	1.4%
Other consumer	848,252	0.9%	1,032,579	1.2%
Total Consumer Loans	41,306,282	47.5%	40,575,908	46.7%
Total loans held for investment	$86,894,339	100.0%	$87,025,786	100.0%
Total Loans with:
Fixed	$53,357,078	61.4%	$52,283,715	60.1%
Variable	33,537,261	38.6%	34,742,071	39.9%
Total loans held for investment	$86,894,339	100.0%	$87,025,786	100.0%

Commercial

Commercial loans decreased approximately $861.8 million, or 1.9%, from December 31, 2015 to September 30, 2016. The decrease from December 31, 2015 to September 30, 2016 was primarily due to a decrease in commercial and industrial loans of $1.3 billion, and multifamily loans of $417.2 million. These were offset by an increase in commercial real estate loans of $319.8 million and other commercial loans of $542.4 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $87.2 million, or 0.6%, from December 31, 2015 to September 30, 2016. The primary drivers of the decrease were related to the home equity loans and lines of credit portfolio of $109.6 million, offset by an increase in residential mortgages of $22.4 million.

Consumer Loans Not Secured By Real Estate

The consumer loan portfolio not secured by real estate increased $817.6 million, or 3.0%, from December 31, 2015 to September 30, 2016. The increase was primarily due to the $3.1 billion increase in the RICs and auto loans - originated portfolio. The growth was offset by a decrease in the RIC and auto loan portfolio - purchased portfolio of 2.1 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2016, 68.9% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO scores, debt-to-income ("DTI") ratios, loan-to-value ("LTV") ratios, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

In early 2015, we increased our origination volume of RICs to borrowers with limited credit experience, such as those with less than 36 months of credit history or less than four trade lines. For these borrowers, many of whom do not have a FICO score, other factors such as the LexisNexis risk view score, LTV ratio, and payment-to-income ratio are utilized to assign an internal credit score. Our risk-based pricing methodology generally captures these credit bureau attributes in establishing a risk appropriate annual percentage rate ("APR") at the time of origination. Origination volume of RICs with less than four trade lines and less than 36 months of credit history was $2.1 billion and $3.0 billion for the nine-month periods ended September 30, 2016 and September 30, 2015, respectively. Our credit loss allowance forecasting models are not calibrated for this higher concentration of RICs with limited bureau information and, accordingly, as of December 31, 2015, we recorded a qualitative adjustment of $149.0 million, increasing the allowance ratio on individually acquired RICs by 0.5% of the unpaid principal balance. However, this qualitative adjustment was reduced to zero as of September 30, 2016 as origination metrics have improved and the additional charge-offs expected on this portfolio are included in the estimated credit loss allowance.

	September 30, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)		Retail installment contracts and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICOs(1)	5.7%	62.7%	6.0%	64.5%
<600	60.0%	20.7%	61.3%	21.3%
600-639	19.2%	7.5%	19.5%	6.7%
>=640	15.1%	9.1%	13.2%	7.5%
Total	100.0%	100.0%	100.0%	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs include $1.5 billion and $905.7 million of LHFS at September 30, 2016 and December 31, 2015, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At September 30, 2016, a typical RIC was originated with an average APR of 14.7% and was purchased from the dealer at a discount of 0.1%. All of the Company's RICs and auto loans are fixed rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of September 30, 2016, SC's personal unsecured portfolio was transferred to held for sale and thus does not have a related allowance. The ALLL as a percentage of loans held-for-investment increased from 3.7% at December 31, 2015 to 4.4% at September 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. In connection with this review, on October 9, 2015, SC delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, SC completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of $920.3 million as of September 30, 2016.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$183,064	$164,369
Commercial and industrial loans and other commercial	234,326	98,520
Multifamily	7,084	9,162
Total commercial loans	424,474	272,051
Consumer:
Residential mortgages	278,265	304,935
Consumer loans secured by real estate	119,114	127,171
RICs and auto loans - originated	913,186	701,785
RICs - purchased	291,178	417,276
Personal unsecured and other consumer	18,210	28,748
Total consumer loans	1,619,953	1,579,915
Total non-accrual loans	2,044,427	1,851,966

Other real estate owned	115,308	117,746
Repossessed vehicles	193,596	172,375
Other repossessed assets	1,780	374
Total other real estate owned and other repossessed assets	310,684	290,495
Total non-performing assets	$2,355,111	$2,142,461

Past due 90 days or more as to interest or principal and accruing interest	$91,219	$79,952
Annualized net loan charge-offs to average loans (2)	(2.4)%	(2.2)%
Non-performing assets as a percentage of total assets	1.7%	1.5%
NPLs as a percentage of total loans	2.4%	2.1%
ACL as a percentage of total non-performing assets (1)	167.7%	158.5%
ACL as a percentage of total NPLs (1)	193.2%	183.3%

(1)	The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended September 30, 2016.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2016. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $109.3 million and $118.6 million at September 30, 2016 and December 31, 2015, respectively. Potential problem consumer loans amounted to $3.9 billion and $3.8 billion at September 30, 2016 and December 31, 2015, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period, to $2.4 billion, or 1.7% of total assets, at September 30, 2016, compared to $2.1 billion, or 1.5% of total assets, at December 31, 2015, primarily attributable to an increase in NPLs in the Commercial and Industrial and RIC auto loan portfolios, offset by a decrease in the mortgage and home equity loan portfolios.

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

Commercial

Commercial NPLs increased $152.4 million from December 31, 2015 to September 30, 2016. At September 30, 2016, commercial NPLs accounted for 0.9% of commercial loans held for investment, compared to 0.6% of commercial loans held for investment at December 31, 2015. The increase in commercial NPLs was primarily attributable to an increase of NPLs in the commercial real estate portfolio of $18.7 million and an increase of $135.8 million in the commercial and industrial portfolio, primarily related to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016		December 31, 2015
	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$278,265	$119,114	$304,935	$127,171
Total loans held for investment	7,588,663	6,041,629	7,566,301	6,151,232
NPLs as a percentage of total loans held for investment	3.7%	2.0%	4.0%	2.1%

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

NPLs in the RIC and auto loan portfolio increased $85.3 million from December 31, 2015 to September 30, 2016. The increase is attributed to a $211.4 million increase in RICs and auto loans - originated offset by a $126.1 million decrease in RICs - purchased. At September 30, 2016, non-performing RICs and auto loans accounted for 4.7% of total RIC and auto loans, compared to 4.5% of total RICs and auto loans at December 31, 2015. The decrease was primarily attributable to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. NPLs in the other consumer loan portfolio decreased $10.5 million from December 31, 2015 to September 30, 2016. At September 30, 2016 and December 31, 2015, non-performing personal unsecured and other consumer loans accounted for 0.9% and 1.3% of total other consumer loans, respectively.

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

The following table summarizes TDRs at the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Performing
Commercial	$177,485	$158,828
Residential mortgage	275,616	273,521
RICs and auto loans	4,319,510	3,434,412
Other consumer	130,297	117,621
Total performing	4,902,908	3,984,382
Non-performing
Commercial	151,596	98,081
Residential mortgage	119,865	136,230
RICs and auto loans	534,681	421,356
Other consumer	46,753	48,933
Total non-performing	852,895	704,600
Total	$5,755,803	$4,688,982

Performing TDRs totaled $4.9 billion at September 30, 2016, a increase of $918.5 million compared to December 31, 2015. Non-performing TDRs totaled $852.9 million at September 30, 2016, an increase of $148.3 million compared to December 31, 2015.

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2016		Nine-Month Period Ended September 30, 2015
	Retail installment contracts and auto loan	All other loans(1)	Retail installment contracts and auto loan	All other loans(1)
	(in thousands)
TDRs, beginning of period	$3,877,660	$923,857	$1,840,970	$817,370
New TDRs	2,654,582	63,137	3,298,055	98,268
Charged-Off TDRs	(1,167,132)	(16,609)	(728,901)	(11,228)
Sold TDRs	5,351	(7,452)	(603,088)	(7,379)
Payments on TDRs	(516,270)	(97,521)	(327,209)	(156,618)
TDRs, end of period	$4,854,191	$865,412	$3,479,827	$740,413
(1) Excludes SC personal unsecured loans, which amounted to $36.2 million and $17.3 million at September 30, 2016 and 2015, respectively, that were reclassified to LHFS during the third quarter of 2015.

Commercial

Performing commercial TDRs were $177.5 million, or 53.9% of total commercial TDRs at September 30, 2016 compared to $158.8 million, or 61.8% of total commercial TDRs at December 31, 2015. The increase in performing commercial TDRs is primarily attributable to one material borrower who was delinquent and non-performing which became current and performing. The decrease as a percentage of the total commercial TDRs and the overall increase to commercial TDRs can be attributed to three new obligors being modified during the period, comprising $68.6 million of the increase.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Residential Mortgages

Performing residential mortgage TDRs increased from $273.5 million, or 66.8% of total residential mortgage TDRs at December 31, 2015 to $275.6 million, or 69.7% of total residential TDRs at September 30, 2016.

RICs

The RIC and auto loan portfolio is primarily comprised of nonprime loans (68.9% at September 30, 2016), which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 15.6% of the Company’s total RIC and auto loan portfolio at December 31, 2015 and 19.0% at September 30, 2016. Loan portfolios acquired as part of a business combination like the Change in Control could not be designated as TDRs under GAAP at the Change in Control date. As a result, the increase is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay-off or charge-off.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if an account is modified resulting in a deferral. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as TDRs are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of the ALLL and related provision for loan and lease losses.

Other Consumer Loans

Performing other consumer loan TDRs increased from $117.6 million, or 70.6% of total other consumer loan TDRs at December 31, 2015 to $130.3 million, or 73.6% of total other consumer loan TDRs at September 30, 2016. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

At September 30, 2016 and December 31, 2015, the Company's delinquencies consisted of the following:

	September 30, 2016					December 31, 2015
	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$547,922	$3,920,160	$243,907	$251,734	$4,963,723	$553,644	$3,713,852	$251,623	$258,992	$4,778,111
Total Loans(1)	$14,023,224	$27,079,604	$2,988,517	$45,812,581	$89,903,926	$13,961,077	$25,553,507	$4,164,992	$46,536,277	$90,215,853
Delinquencies as a % of Loans	3.9%	14.5%	8.2%	0.5%	5.5%	4.0%	14.5%	6.0%	0.6%	5.3%

(1) Includes LHFS

Overall, total delinquencies increased by $185.6 million, or 3.9%, from December 31, 2015 to September 30, 2016. Consumer loans secured by real estate delinquencies decreased $5.7 million, primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies increased $206.3 million and decreased $7.7 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. Commercial delinquencies decreased $7.3 million.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	September 30, 2016		December 31, 2015
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$530,011	52.5%	$456,812	53.3%
Consumer loans	3,237,026	47.5%	2,742,088	46.7%
Unallocated allowance	47,245	n/a	47,245	n/a
Total allowance for loan and lease losses	3,814,282	100.0%	3,246,145	100.0%
Reserve for unfunded lending commitments	134,565		149,021
Total allowance for credit losses	$3,948,847		$3,395,166

General

The ACL increased $553.7 million from December 31, 2015 to September 30, 2016. The increase in the overall ACL was primarily attributable to continued growth in SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $530.0 million at September 30, 2016 (1.2% of commercial LHFI) and $456.8 million at December 31, 2015 (1.0% of commercial LHFI). The primary factor resulting in the increased ACL allocated to the commercial portfolio is, in part, due to current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves for this portfolio during the first quarter of 2016.

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

Residential mortgages not adequately secured by collateral are generally charged-off to fair value less cost to sell when deemed to be uncollectible or are delinquent 180 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include a loan that is secured by collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.9% junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 0.8% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including FICO credit scoring model scores and LTV ratios. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

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

No allowance was associated with the personal unsecured loan portfolio at SC as of September 30, 2016, as the portfolio was transferred to held-for-sale in the third quarter of 2015. Future originations will also be classified as held-for-sale. In previous periods, including the three months ended September 30, 2015, the Company employed product-specific models in determining the required ALLL. For the fixed rate installment loan portfolio, a vintage modeling approach was employed in which the models predicted the timing of losses and the loan balance at the time of default. As these were unsecured loans, the total loss was the loan balance at the time of default. For revolving loans, the model stratified the portfolio based on delinquency categories and age of account. Loss rates were derived from historical experience to determine expected portfolio losses over the next 12 months.

The allowance for consumer loans was $3.2 billion and $2.7 billion at September 30, 2016 and December 31, 2015, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.8% at September 30, 2016 and 6.8% at December 31, 2015. The increase in the allowance for consumer loans is primarily attributable to SC's RIC and auto loan portfolio growth.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated ALLL was $47.2 million at September 30, 2016 and $47.2 million at December 31, 2015.

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

The reserve for unfunded lending commitments decreased from $149.0 million at December 31, 2015 to $134.6 million at September 30, 2016. This change was due to a change in off-balance sheet lending commitments, which was a result of the Company's commercial lending business. As a result of these shifts, the net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and stock in the FHLB and the FRB. MBS consist of pass-through, CMOs, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale decreased $5.1 billion to $16.6 billion at September 30, 2016, compared to $21.7 billion at December 31, 2015. During the nine-month period ended September 30, 2016, the composition of the Company's investment portfolio changed by decreases in U.S. Treasury securities, corporate debt securities, and state and municipal securities which were offset by increases in HQLA such as MBS. HQLA are low-risk assets that can easily and immediately be converted into cash at little or no loss of value, such as cash or investment securities guaranteed by a sovereign entity. U.S. Treasury securities decreased by $3.3 billion primarily due to sales and maturities of $5.2 billion offset by $2.0 billion of investment purchases. Corporate debt securities decreased by $1.5 billion primarily due to sales and maturities of $1.4 billion. State and municipal securities decreased by $767.8 million primarily due to sales of $748.0 million. The MBS portfolio increased by $0.5 billion primarily due to $4.4 billion of investment purchases offset by $1.3 billion of investment sales and maturities and $2.6 billion of principal pay-downs. During the third quarter of 2016, the Company continued the strategy it implemented in 2015 to improve its liquidity by selling non-HQLA and reinvesting the funds into HQLA. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Total gross unrealized losses decreased by $154.7 million to $64.3 million during the nine-month period ended September 30, 2016, primarily due to decreases in interest rates. The majority of the decreases in unrealized losses were in the MBS portfolios, corporate debt securities, and U.S. Treasury securities. The unrealized losses within the MBS portfolios decreased by $137.1 million, within the corporate debt securities portfolio by $11.2 million, and within the U.S. Treasury securities portfolio by $5.7 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details.

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $1.0 billion at December 31, 2015 to $747.8 million at September 30, 2016, primarily due to the FHLB's repurchase of its stock, offset by purchases of FHLB and FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at September 30, 2016 was approximately 4.35 years, compared to 3.94 years at December 31, 2015. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2016 was approximately 2.55 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$7,196,184	$9,087,134
FNMA and FHLMC securities	7,735,341	8,630,503
State and municipal securities	31	767,880
Other securities (1)	1,706,295	3,255,655
Total investment securities available-for-sale	16,637,851	21,741,172
Other investments	747,847	1,027,363
Total investment portfolio	$17,385,698	$22,768,535

(1) Other securities primarily include corporate debt securities and ABS.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2016:

	At September 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,221,296	$4,223,384
FHLMC	3,518,634	3,511,957
GNMA (1)	6,433,829	6,466,920
Total	$14,173,759	$14,202,261

(1) Includes U.S government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2016, goodwill totaled $4.5 billion and represented 3.2% of total assets and 19.8% of total stockholder's equity. The following table shows goodwill by reportable segments at September 30, 2016:

	Consumer and Business Banking (1)	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Santander BanCorp (3)	Total
	(in thousands)
Goodwill at September 30, 2016	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925
(1) Consumer and Business Banking were formerly designated as the Retail Banking segment and was renamed during the first quarter of 2016.
(2) Commercial Real Estate and Commercial Banking were formerly disclosed as the combined Real Estate and Commercial Banking segment.
(3) As a result of the IHC reorganization, effective July 1, 2016, the Company retrospectively recorded $10.5 million of goodwill related to Santander BanCorp at December 31, 2015.

The Company conducted its annual goodwill impairment test as of October 1, 2015 using generally accepted valuation methods. After conducting an analysis of the fair valuation of each reporting unit as of October 1, 2015, the Company determined that there was no impairment of goodwill identified. During the fourth quarter of 2015, due to SC's share price, which declined during the quarter, the Company concluded that the fair value of our SC reporting unit was more likely than not less than its carrying value including goodwill. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2015, and the Company recorded an impairment of $4.5 billion. At September 30, 2016 there is $1.0 billion of goodwill allocated to the SC reporting unit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first nine months of 2016, the Company continued to evaluate SC's share price. The Company determined there was no requirement to perform a goodwill impairment test at September 30, 2016. The Company is in the process of performing its annual goodwill impairment test as of October 1, 2016. It is reasonably possible that additional impairment, up to the amount of the remaining goodwill, could be recognized based on additional share price declines in future periods.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $985.4 million at September 30, 2016, compared to $1.0 billion at December 31, 2015. The decrease in total premises and equipment was primarily due to accumulated depreciation which increased $183.4 million from December 31, 2015 to September 30, 2016. The increase in accumulated depreciation was offset by increases in computer software of $92.7 million related to software and license purchases and increased IT services as well as increases in furniture, fixtures and equipment and leasehold improvements of $29.3 million and $19.5 million, respectively. The remaining changes were individually insignificant.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $567.7 million at September 30, 2016 and $230.6 million at December 31, 2015. The $337.2 million increase for the nine-month period ended September 30, 2016 was primarily due to a $63.2 million decrease in the deferred tax asset for unrealized gains and losses included in other comprehensive income; a $450.6 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions, and a $79.6 million increase in net deferred tax liabilities related to other temporary differences, partially offset by a $216.2 million increase in deferred tax assets related to net operating loss carryforwards and tax credits; and a $47.7 million increase in the deferred tax asset established for SC loan mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $230.1 million, as of September 30, 2016.

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

The Company has not changed its reserve position as of September 30, 2016, and remains confident in the legal merits of its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $230.1 million to an increase of $201.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER ASSETS

Other assets at September 30, 2016 were $2.3 billion, compared to $2.1 billion at December 31, 2015. The increase in other assets was primarily due to activity in derivative assets and miscellaneous assets and receivables, partially offset by decreases in income tax receivables and MSRs.

Derivative assets increased $111.8 million, primarily related to an increase in capital markets trading due to fluctuations in mark-to-market valuations.

Miscellaneous assets and receivables increased $209.1 million, primarily due to increases in capitalized lease equipment.

The increases above were offset by a decrease in income tax receivables of $182.0 million related to federal tax receivables. In addition, there was a decrease in MSRs of $21.6 million between December 31, 2015 and September 30, 2016. This decrease in MSRs was primarily related to an $(18.1) million change in fair value due to valuation assumptions of MSRs.

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

Total deposits and other customer accounts increased $2.1 billion from December 31, 2015 to September 30, 2016. This increase was primarily comprised of increases in non-interest-bearing demand deposits of $2.7 billion, or 20.7%, and money market accounts of $915.9 million, or 3.7%. These increases were offset by a decrease in interest-bearing deposit accounts of $1.5 billion, or 12.5%, and CDs of $18.2 million, or 0.2%, primarily due to the shift in deposits to money market accounts. The Company continues to focus its efforts on attracting and increasing lower-cost deposits. The cost of deposits was 0.54% and 0.56% for the third quarters of 2015 and 2016, respectively.

Time deposits of greater than $250,000 totaled $619.5 million and $1.5 billion at September 30, 2016 and December 31, 2015, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at September 30, 2016 were $44.6 billion, compared to $49.8 billion at December 31, 2015. Total borrowings decreased $5.2 billion, primarily due to a decrease of $7.3 billion in FHLB advances and the maturity of $475.7 million in SHUSA's senior notes. This was offset by $1.6 billion of new debt issued by SHUSA and net $1.4 billion of SC debt activity. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued interest	$124,696	$128,647
Accrued federal/foreign/state tax credits	219,049	195,876
Deposits payable	87,903	105,530
Expense accruals	580,845	578,750
Payroll/tax benefits payable	353,924	391,747
Accounts payable	89,316	154,434
Miscellaneous payable	1,382,856	1,224,093
Total accrued expenses	$2,838,589	$2,779,077

Accrued expenses increased $59.5 million, or 2.1%, from December 31, 2015 to September 30, 2016. The increase in accrued expenses was primarily due to the decrease in payroll and tax benefits payable of $37.8 million, which was related to a $13.0 million decrease in accrued incentive compensation paid out at September 30, 2016 compared to December 31, 2015. Accounts payable decreased $65.1 million, or 42.2%, due to the timing of certain temporary accounts payable at December 31, 2015 compared to September 30, 2016. In addition, there was an increase in miscellaneous payables of $158.8 million from December 31, 2015 to September 30, 2016.

Other Liabilities

	September 30, 2016	December 31, 2015
	(in thousands)
Total derivative activity	$424,041	$339,730
Official checks and money orders in process	130,248	110,258
Deferred gains/credits	34,152	46,064
Reserve for unfunded commitments	134,565	149,021
Nostro Credit	110,844	5,335
Miscellaneous liabilities	22,554	16,520
Total other liabilities	$856,404	$666,928

Other liabilities increased $189.5 million, or 28.4%, from December 31, 2015 to September 30, 2016. The increase in other liabilities was primarily related to the increase in Nostro Credit, which is a clearing account for securities transactions, of $105.5 million, and the increase in liabilities associated with derivative activity of $84.3 million due to fluctuations in mark-to-market valuations. In addition, there was an decrease in the reserve for unfunded commitments of $14.5 million associated with off-balance sheet lending commitments.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 14 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. This is because perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the Company's common stock. The perpetual preferred stock is redeemable at par. As of September 30, 2016, no shares of the Series C non-cumulative perpetual preferred stock had been redeemed.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2010, Santander BanCorp, a subsidiary of the Company, issued 3.0 million shares of Series B preferred stock, $25 par value, for $75 million designated as the 8.75% noncumulative preferred stock to an affiliate. The shares of the Series B preferred stock are redeemable in whole or in part for cash on or after September 30, 2015, and semiannually thereafter on each March 31 and September 30 at the option of Santander BanCorp, with the consent of the FDIC and any applicable regulatory authority. Dividends on the Series B preferred stock are payable when, as and if, declared by the Board of Directors of Santander BanCorp. On March 31, 2016, 3.0 million shares of the Series B preferred stock were redeemed.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment and to maintain appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through retention of quarterly earnings and risk weighted asset optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2016 and December 31, 2015, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

For a discussion of Basel III, which became effective for SHUSA and the Bank on January 1, 2015, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings are below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month and nine-month periods ended September 30, 2016.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at September 30, 2016:

	BANK

	September 30, 2016	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	15.66%	6.50%	4.50%
Tier 1 capital ratio	15.66%	8.00%	6.00%
Total capital ratio	16.99%	10.00%	8.00%
Leverage ratio	12.25%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III phased in basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	SHUSA

	September 30, 2016	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	14.12%	6.50%	4.50%
Tier 1 capital ratio	15.72%	8.00%	6.00%
Total capital ratio	17.55%	10.00%	8.00%
Leverage ratio	12.48%	5.00%	4.00%

(2) As defined by FRB regulations. Presentation under a Basel III phased in basis.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 15 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has over $5.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the nine months ended September 30, 2016, SC completed on-balance sheet funding transactions totaling approximately $9.7 billion, including:

•	two securitizations on its SDART platform for $2.1 billion;

•	issuances of retained bonds on its SDART platform for $127.0 million;

•	two securitizations on its DRIVE, deeper subprime platform for $1.9 billion;

•	a securitization on its CCART platform for $945.0 million;

•	four private amortizing lease facilities for $1.4 billion;

•	four top-ups of private amortizing lease facilities for $1.8 billion; and

•	three private amortizing loan facilities for $1.4 billion.

SC also completed $3.2 billion in asset sales, which consisted of $2.3 billion of recurring monthly sales with its third party flow partners, and the sale of LendingClub assets of $869.3 million to an unrelated third party.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

Santander Investment Securities Inc. entered into a two year revolving subordinated loan agreement with BSSA, effective June 8, 2015, not to exceed $290.0 million in aggregate with a maturity date of June 8, 2017.

Banco Santander International primary sources of liquidity are in overnight or demand deposits with other banks.

Banco Santander Puerto Rico primary sources of liquidity include core deposits, FHLB borrowings, wholesale and broker deposits, and liquid investment securities.

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

Available Liquidity

As of September 30, 2016, the Bank had approximately $23.2 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.3 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2016 and December 31, 2015, liquid assets (cash and cash equivalents and LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $29.2 billion and $25.5 billion, respectively. These amounts represented 43.1% and 38.8% of total deposits at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the Bank, Banco Santander International and Banco Santander Puerto Rico had $1.1 billion, $2.9 billion, and $930.8 million, respectively, in cash held at the Federal Reserve. Management believes that the Company has ample liquidity to fund its operations.

Santander Investment Securities Inc. has committed liquidity of $290.0 million from BSSA, all of which was unused as of September 30, 2016.

Banco Santander Puerto Rico has $952.3 million in committed liquidity from the FHLB, all of which was unused as of September 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents

	Nine-Month Period Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$3,135,457	$3,542,881
Net cash provided by / (used in) investing activities	2,514,922	(14,164,683)
Net cash (used in) / provided by financing activities	(3,267,636)	14,142,718

Cash provided by operating activities

Net cash provided by operating activities was $3.1 billion for the nine-month period ended September 30, 2016, which is comprised of net income of $0.6 billion, $3.9 billion in proceeds from sales of LHFS, and $2.2 billion of provisions for credit losses, partially offset by $4.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $3.5 billion for the nine-month period ended September 30, 2015, which was comprised of net income of $0.6 billion, $3.0 billion of provisions for credit losses, $4.7 billion in proceeds from sales of LHFS, and $1.7 billion in proceeds from sales of trading securities, partially offset by $5.6 billion of originations of LHFS, net of repayments.

Cash used in investing activities

For the nine-month period ended September 30, 2016, net provided by investing activities was $2.5 billion, primarily due $14.7 billion of available-for-sale investment securities sales, maturities and prepayments, $1.4 billion in proceeds from sales of loans held-for-investment, and $1.7 billion in proceeds from sales of leased vehicles partially offset by $9.4 billion of purchases of investment securities available-for-sale, $4.6 billion in leased vehicle purchases, and $1.7 billion in normal loan activity .

For the nine-month period ended September 30, 2015, net cash used in investing activities was $14.2 billion, primarily due to $11.7 billion of purchases of investment securities available-for-sale, $7.5 billion in normal loan activity, and $4.7 billion in leased vehicle purchases, partially offset by $7.1 billion of investment sales, maturities and repayments and $1.8 billion in proceeds from sales of leased vehicles.

Cash provided by financing activities

For the nine-month period ended September 30, 2016, net cash used in financing activities was $3.3 billion, which was primarily due to a decrease in net borrowing activity of $5.3 billion, partially offset by a $2.1 billion increase in deposits.

Net cash provided by financing activities for the nine-month period ended September 30, 2015 was $14.1 billion, which was primarily due to an increase in deposits of $3.7 billion and an increase in net borrowing activity of $10.3 billion.

See the Condensed Consolidated Statements of Cash Flows ("SCF") for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Facilities

SC uses warehouse lines to fund its originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. SC's warehouse lines generally are backed by auto RICs and, in some cases, leases or personal loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with its liquidity needs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC's warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of SC's warehouse lines, delinquency and net loss ratios are calculated with respect to its serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lenders could elect to declare all amounts outstanding under the agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.

SC has two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of September 30, 2016 and December 31, 2015, there was an outstanding balance on these facilities of $3.7 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

SC also obtains financing through two investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 180 days. As of September 30, 2016, there was an outstanding balance of $1.0 billion under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch (“Santander NY"), Santander provides SC with $3.0 billion of long-term committed revolving credit facilities.

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

Until March 4, 2016, when the facilities offered through Santander NY were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $2.4 billion and $3.7 billion under these facilities during the nine-month periods ended September 30, 2016 and 2015, respectively. The maximum outstanding balance during each period was $3.0 billion and $4.4 billion, respectively.

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $8.6 billion and $13.7 billion at September 30, 2016 and December 31, 2015, respectively.

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

SC obtains long-term funding for its receivables through securitizations in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SC may choose to issue floating rate securities based on market conditions; in such cases, SC generally executes hedging arrangements outside of the securitization trust (the “Trust") to lock in its cost of funds. Because of prevailing market rates, SC did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SC was the largest issuer of retail auto ABS every year from 2011 through 2015, and has issued a total of over $51 billion in retail auto ABS since 2010.

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

SC's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs that meet the requirements to be consolidated in SC's financial statements. Following a securitization, the finance receivables and notes payable related to the securitized RICs remain on SC's Condensed Consolidated Balance Sheet. SC recognizes finance and interest income and fee income, as well as provisions for credit losses, on the collateralized RICs, and interest expense on the ABS issued. While these Trusts are consolidated in SC's financial statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, available only to satisfy the notes payable related to the securitized RICs, and not available to SC's creditors or other subsidiaries.

ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. Highly liquid, frequent issuers with public shelf registrations, such as SC, have remained active in the market while smaller, newer market entrants have experienced significant spread widening. SC has completed five securitizations in 2016. SC currently has 40 securitizations outstanding in the market with a cumulative ABS balance of approximately $14.1 billion. SC's securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SC generally retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. SC uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. SC generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.

SC also periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations, but are issued to banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs, loans and leases.

Off-Balance Sheet Financing

SC periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets. In April and November 2016, SC executed a Chrysler Capital securitization for which it has not sold the residual and as a result has retained the associated assets and bonds on its Condensed Consolidated Balance Sheet.

In 2015, SC sold its residual interests in certain aged Trusts, resulting in the deconsolidation of the assets and liabilities of those Trusts. As these Trusts season to the point of reaching the threshold for the optional clean-up call, SC has been exercising the call options, paying off the remaining debt, and returning the remaining assets to its books.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests.

Santander Investment Securities Inc. uses liquidity primarily to support underwriting deals.

Banco Santander International uses liquidity in order to have the ability to meet client liquidity requirements, such as maturing deposits, as well as for payment of other current expenses.

Banco Santander Puerto Rice uses liquidity for funding loan commitments, satisfying deposit withdrawal requests, and repayments of borrowings.

Dividends and Stock Issuances

At September 30, 2016, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the nine-month period ended September 30, 2016. As of September 30, 2016, the Company had 530,391,043 shares of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$6,137,729	$3,845,616	$2,292,113	$—	$—
Notes payable - revolving facilities	10,349,229	7,200,777	3,148,452	—	—
Notes payable - secured structured financings	21,205,811	361,751	6,064,143	9,064,974	5,714,943
Other debt obligations (1) (2)	8,376,722	1,023,418	4,543,154	1,452,767	1,357,383
Junior subordinated debentures due to capital trust entities (1) (2)	434,970	10,103	20,206	20,206	384,455
CDs (1)	9,100,139	6,968,254	1,332,224	799,661	—
Non-qualified pension and post-retirement benefits	70,445	6,881	13,906	14,159	35,499
Operating leases(3)	639,198	126,163	206,958	123,749	182,328
Total contractual cash obligations	$56,314,243	$19,542,963	$17,621,156	$11,475,516	$7,674,608

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

In January 2016, the Bank early terminated $0.4 billion of advances maturing in April 2016 for which it recognized a termination fee of $4.4 million. In March 2016, the Bank early terminated $0.9 billion of advances with maturities ranging from September 2016 to February 2018, for which the Bank recognized a termination fee of $28.5 million.

In the second quarter of 2016, the Company terminated $1.5 billion in FHLB advances, with prepayment fees of $45.6 million.

In February 2016, SHUSA issued a $1.5 billion of senior unsecured floating rate notes with a maturity of August 2017 to Santander. As of September 30, 2016 the Company repaid this note at par with no prepayment penalty.

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

Excluded from the above table are deposits of $58.1 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 11 and Note 14 to the Condensed Consolidated Financial Statements.

Flow Agreements

In addition to its credit facilities and secured structured financings, SC has flow agreements with Bank of America and CBP for Chrysler Capital RICs, and with another third party for charged off assets. The Bank of America flow agreement will terminate effective January 31, 2017. Loans and leases sold under these flow agreements are not on SC's balance sheet but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. SC continues to actively seek additional such flow agreements.

SC has a flow agreement with Bank of America whereby SC is committed to sell up to a specified amount of eligible loans to Bank of America each month through May 2018. Prior to October 1, 2015, the amount of this monthly commitment was $300.0 million. On October 1, 2015, SC and Bank of America amended the flow agreement to increase the maximum commitment to sell to $350.0 million of eligible loans each month, and to change the required written notice period from either party in the event of termination of the agreement from 120 days to 90 days. On July 27, 2016, SC and Bank of America further amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to the original contractual amount of $300.0 million from $350.0 million. On October 27, 2016, Bank of America notified SC that it is terminating the flow agreement effective January 31, 2017. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale. SC had accrued $8.7 million and $6.3 million at September 30, 2016 and December 31, 2015, respectively, related to this obligation.

SC has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. On June 25, 2015, SC and CBP amended the flow agreement to reduce, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. SC had accrued $3.3 million and $3.4 million at September 30, 2016 and December 31, 2015, respectively, related to the loss-sharing obligation.

Lending Arrangements

SC was obligated to make purchase price holdback payments to a third-party originator of auto loans it has purchased, when losses are lower than originally expected. SC also was obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans were greater than originally expected. As of September 30, 2016, all purchase price holdback payments, and all total return settlement payments due in 2016, have been made. These obligations are accounted for as derivatives (Note 11).

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

SC is party to certain agreements with Bluestem under which SC is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2015, SC made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the full value of its vehicle finance platform. SC believes that this will create other opportunities, such as expanding its serviced for others platform, diversifying its funding sources and growing its capital. SC commenced certain marketing activities to find buyers for its personal lending assets. On February 1, 2016, SC completed the sale of assets from its personal lending portfolio to an unrelated third party. The portfolio was comprised solely of LendingClub installment loans with an unpaid principal balance of approximately $869.3 million. Additionally, on March 24, 2016, in preparation for the sale or liquidation of SC's portfolio of loans originated under terms of an agreement under which SC reviews point-of-sale credit applications for retail store customers, SC notified most of the retailers for which it reviews applications that it will no longer fund new originations effective April 11, 2016.

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

Other

On July 2, 2015, the Company announced that it had entered into an agreement with former SC Chief Executive Officer Thomas G. Dundon (” Dundon”), Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The Separation Agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the Separation Agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. Because the Call Transaction was not completed before the Call End Date, interest began accruing on the price that will be paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that will ultimately be sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan which, as of September 30, 2016 and December 31, 2015, had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2016 and December 31, 2015, respectively:

If interest rates changed in parallel by the amounts below at September 30, 2016	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.90)%
Up 100 basis points	2.93%
Up 200 basis points	4.81%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2016 and December 31, 2015.

The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2016
Down 100 basis points	(5.33)%
Up 100 basis points	3.09%
Up 200 basis points	3.86%

As of September 30, 2016, the Company’s MVE profile showed a decrease of 5.33% for downward parallel interest rate shocks of 100 basis points and an increase of 3.86% for upward parallel interest rate shocks of 200 basis points. This is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

Limitations of Interest Rate Risk Analyses

Since the assumptions used are inherently uncertain, the Company cannot predict precisely the effect of higher or lower interest rates on net interest income or MVE. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume, characteristics of new business, behavior of existing positions, and changes in market conditions and management strategies, among other factors.

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

Management uses derivative instruments to mitigate the impact of interest rate movements on the fair value of certain liabilities, assets and highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environments.

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 8 to the Condensed Consolidated Financial Statements.

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

These investments were included within corporate debt securities discussed in Note 3 to the Condensed Consolidated Financial Statements. The Company sold all of its European investments during the second quarter of 2016.

As of September 30, 2016, the Company had approximately $272.0 million of loans that were denominated in a currency other than the U.S. dollar.

Overall, gross exposure to the foregoing countries was approximately 0.2% of the Company's total assets as of September 30, 2016, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. We previously identified and reported certain material weaknesses in internal control over financial reporting in our December 31, 2015 Annual Report on Form 10-K/A. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).

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

The following remediation steps are among the measures currently being implemented at the time of this filing by the Company and SC:

•
The Company and SC have begun efforts to hire additional personnel with the requisite skill sets in certain areas important to financial reporting. Three key positions at SC, Head of Internal Control, Director of SEC Reporting and a Vice President of Accounting Policy, were recently filled by SC. A number of positions also were added and filled in the credit loss allowance area.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated at September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	December 12, 2016	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	December 12, 2016	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President