Form 10-K
period 2016-12-31
Santander Holdings USA, Inc.
filed 2017-03-20
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2017
Common Stock (no par value)	530,391,043 shares

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

•	SHUSA’s ability to effectively manage its capital and liquidity, including approval of its capital plans by its regulators;

•	changes in credit ratings assigned to SHUSA or its subsidiaries;

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

•	changes in customer spending or savings behavior;

•	the ability of SHUSA and its third-party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA, Inc. provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2015 Amendment: OCC consent order signed by Santander Bank, National Association ("SBNA") on June 16, 2015 which amended prior orders signed by SBNA and the Office of the Comptroller of the Currency on April 13, 2011 and January 7, 2013
CRA: Community Reinvestment Act
ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DDFS: Dundon DFS LLC
ALLL: Allowance for loan and lease losses	Deka Lawsuit: purported securities class action lawsuit filed against SC on August 26, 2014
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AOD: Assurance of Discontinuance	DOJ: Department of Justice
APR: Annual percentage rate	DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities
ASC: Accounting Standards Codification	DTI: Debt-to-income
ASU: Accounting Standards Update	ECOA: Equal Credit Opportunity Act
ATM: Automated teller machine	EPS: Enhanced Prudential Standards
Bank: Santander Bank, National Association	ETR: Effective tax rate
BB&T: BB&T Corp.	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BNY Mellon: Bank of New York Mellon	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FCA: Fiat Chrysler Automobiles US LLC
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
CBP: Citizens Bank of Pennsylvania	Federal Reserve: Board of Governors of the Federal Reserve System
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate(s) of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CEVF: Commercial equipment vehicle financing	FICO®: Fair Isaac Corporation credit scoring model
CET1: Common equity tier 1	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CFPB: Consumer Financial Protection Bureau	FNMA: Federal National Mortgage Association
Change in Control: First quarter 2014 change in control and consolidation of SC	FRB: Federal Reserve Bank
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FTP: funds transfer pricing
Chrysler Capital: trade name used in providing services under the Chrysler Agreement	FVO: Fair value option
CLTV: Combined loan-to-value	GAAP: Accounting principles generally accepted in the United States of America
CMO: Collateralized mortgage obligation	GAP: Guaranteed auto protection
CMP: Civil monetary penalty	GCB: Global Corporate Banking
CODM: Chief Operating Decision Maker	HQLA: High-quality liquid assets
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	IPO: Initial public offering
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	IRS: Internal Revenue Service
CPR: Changes in anticipated loan prepayment rates	ISDA: International Swaps and Derivatives Association, Inc.

IT: Information technology	RIC: Retail installment contracts
Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under flow agreements	RSUs: Restricted stock units
LCR: Liquidity coverage ratio	RV: Recreational vehicle
LHFI: Loans held-for-investment	RWA: Risk-weighted assets
LHFS: Loans held-for-sale	S&P: Standard & Poor's
LIBOR: London Interbank Offered Rate	Santander: Banco Santander, S.A.
LIHTC: Low Income Housing Tax Credit	Santander BanCorp: Santander BanCorp and its subsidiaries
LTD: Long-term debt	Santander NY: New York branch of Banco Santander, S.A.
The Loan Agreement: Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander
LTV: Loan-to-value	Santander UK: Santander UK plc
MBS: Mortgage-backed securities	SBNA: Santander Bank, National Association
Massachusetts AG: Massachusetts Attorney General	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC Common Stock: Common shares of SC
MSR: Mortgage servicing right	SCF: Statement of cash flows
MVE: Market value of equity	SCI: Santander Consumer International PR, LLC
NCI: Non-controlling interest	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NMD: Non-maturity deposits	SDGT: Specially Designated Global Terrorist
NPL: Non-performing loans	SEC: Securities and Exchange Commission
NPWND: Non-Proliferation of Weapons of Mass Destruction	Securities Act: Securities Act of 1933, as amended
NSFR: Net stable funding ratio	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
NYSE: New York Stock Exchange	SHUSA: Santander Holdings USA, Inc.
OCC: Office of the Comptroller of the Currency	SIS: Santander Investment Securities Inc.
OEM: Original equipment manufacturer	SPE: Special purpose entity
OIS: Overnight indexed swap	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	SSLLC: Santander Securities, LLC
OREO: Other real estate owned	TDR: Troubled debt restructuring
OTTI: Other-than-temporary impairment	TLAC: Total loss absorbing capacity
Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries	Trusts: Securitization trusts
The Pledge Agreement: Pursuant to the Loan Agreement, 29,598,506 shares of SC’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement.	VIE: Variable interest entity
REIT: Real estate investment trust	VOE: Voting interest entity

PART I

ITEM 1 - BUSINESS

General

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns a majority interest (approximately 59%) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC (“SSLLC”), a broker-dealer located in Puerto Rico; Banco Santander International (“BSI”), an Edge Act corporation located in Miami which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. At December 31, 2016, the Bank had 675 branches and 2,100 automated teller machines ("ATMs") across its footprint. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance ("BOLI"). The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SC's primary business is the indirect origination of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SC also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand, the trade name used in providing services ("Chrysler Capital") under the ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal unsecured consumer loans, private-label credit cards and other consumer finance products. Common stock of SC ("SC Common Stock") is listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC".

SC's Relationship with FCA

In February 2013, SC entered into the Chrysler Agreement, pursuant to which SC became the preferred provider for FCA’s consumer loans and leases and dealer loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2016, SC originated more than $8.0 billion of Chrysler Capital retail installment contracts ("RICs") and more than $5.5 billion of Chrysler Capital vehicle leases.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC.

The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SC, meeting specified escalating penetration rates for the first five years, and, for FCA, treating SC in a manner consistent with comparable ("original equipment manufacturers' ("OEMs'") treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or its other stockholders owns 20% or more of its common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) the Company becomes, controls, or becomes controlled by, an OEM that competes with Chrysler, or (iii) if certain of SC's credit facilities become impaired.

In connection with entering into the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement. Accordingly, the Company amortizes the Chrysler Agreement over the expected ten-year term as a component of net finance and other interest income. The Company has also executed an equity option agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of SC's business.

For a period of 20 business days after FCA's delivery to SC of a notice of intent to exercise its option, the Company is to discuss with FCA, in good faith, the structure and valuation of the proposed equity participation. If the parties are unable to agree on a structure and FCA still intends to exercise its option, SC will be required to create a new company into which the Chrysler Capital assets will be transferred and which will own and operate the Chrysler Capital business. If FCA and SC cannot agree on a fair market value during the 20-day negotiation period, each party will engage an investment bank and the appointed banks will mutually appoint a third independent investment bank to determine the value, with the cost of the valuation divided evenly between FCA and SC. Each party has the right to a one-time deferral of the independent valuation process for up to nine months. FCA will have a period of 90 days after a valuation has been determined, either by negotiation between the parties or by an investment bank, to deliver a binding notice of exercise. Following this notice, FCA's purchase is to be paid and settled within 10 business days, subject to a delay of up to 180 days if necessary to obtain any required consents from governmental authorities.

Any new company formed to effect FCA's exercise of its equity option will be a Delaware limited liability company unless otherwise agreed to by the parties. As long as each party owns at least 20% of the business, FCA and SC will have equal voting and governance rights without regard to ownership percentage. If either party has an ownership interest in the business of less than 20%, the party with less than 20% ownership will have the right to designate a number of directors proportionate to its ownership and will have other customary minority voting rights.

Because the equity option is exercisable at fair market value, SC could recognize a gain or loss upon exercise if the fair market value is determined to be different from book value. The Company believes that the fair market value of its Chrysler Capital financing business currently exceeds book value and therefore has not recorded a contingent liability for potential loss upon FCA's exercise.

Subsequent to the exercise of the equity option, SC's rights under the Chrysler Agreement would be assigned to the jointly owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee the Company paid to FCA on May 1, 2013 should be impaired.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby the Company was committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement originally extended through May 31, 2018. On July 27, 2016, the flow agreement was amended to reduce the maximum commitment to sell eligible loans each month to $300,000. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement is now terminated. For loans sold under the agreement, SC retains the servicing rights at contractually agreed-upon rates. The Company may also receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and other predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fees. This amendment also amended the flow agreement between CBP and SC, effective August 1, 2015, to reduce CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter. On February 13, 2017, the Company and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017.

Intermediate Holding Company ("IHC")

The Company became an IHC for Santander's U.S. subsidiary activities on July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. Refer to Note 24 for additional details of this transfer.

Segments

The Company's reportable segments are organized in accordance with its strategic business units. Except for the Company's SC segment, segments are focused principally around the customers the Bank serves.

In 2016, the Company's reportable segments included the following:

Consumer and Business Banking

The Consumer and Business Banking segment is primarily comprised of the Bank's branch locations and the residential mortgage business. The branch locations offer a wide range of products and services to customers, and attract deposits by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposit ("CDs") and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, as well as business banking and small business loans to individuals. The Consumer and Business Banking segment also includes investment services and provides annuities, mutual funds, managed monies, and insurance products, and acts as an investment brokerage agent to the customers of the Consumer and Business Banking segment.

Commercial Real Estate

The Commercial Real Estate segment primarily offers commercial real estate loans and multifamily loans.

Corporate and Commercial Banking

The Corporate and Commercial Banking segment offers commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

Global Corporate Banking ("GCB")

The GCB segment serves the needs of global commercial and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

SC

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination and securitization of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with the Chrysler Agreement, SC offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SC has several other relationships through which it holds personal unsecured consumer loans, private-label credit cards and other consumer finance products. In the third quarter of 2015, SC announced that it would exit personal lending, and such assets were accordingly classified as held for sale. In February 2016, SC sold substantially all of the $869.3 million Lending Club portfolio. The majority of the remaining personal lending portfolio is being actively marketed.

SC has entered into a number of intercompany agreements with the Bank. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of SHUSA.

The financial results for each of these reportable segments are included in Note 23 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within the Management's Discussion & Analysis of Financial Condition and Results of Operations ("MD&A") section of this Form 10-K. These results have been presented based on the Company's management structure and management accounting practices. The structure and accounting practices are specific to the Company and, as a result, the financial results of the Company's reportable segments are not necessarily comparable with similar information for other financial institutions.

Other

The Other category includes certain subsidiaries that are individually immaterial such as BSI, Banco Santander Puerto Rico, SIS, and SSLLC, reporting units that are in run-off, the Holding company's borrowings and other debt obligations, as well as certain unallocated corporate reporting units.

Subsidiaries

SHUSA has two principal consolidated majority-owned subsidiaries at December 31, 2016, the Bank and SC.

On July 1, 2016, due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the provisions of the Final Rule as discussed below under the "Supervision and Regulation" section of Item 1 of this Form 10-K. As a result of this rule, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company, which became a U.S. intermediate holding company (an "IHC").

Employees

At December 31, 2016, the Company had approximately 16,500 employees among its subsidiaries. No Company employees are represented by a collective bargaining agreement.

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

Supervision and Regulation

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act (the "FDIA"), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act ("the ECOA") (which prohibits creditors from discriminating against applicants on the basis of race, color, religion or other factors), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (the “SCRA") (which provides certain protections for individuals on active duty in the military), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act (which contains certain requirements relating to the mortgage settlement process), the Expedited Funds Availability Act (which establishes the maximum permissible hold periods for checks and other deposits and the disclosure requirements for funds availability), the Credit Card Accountability, Responsibility and Disclosure Act (which establishes fair practices relating to the extension of credit under open-end consumer credit plans) and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of, debit cards, automated teller machines ("ATMs") and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the FRB for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

DFA

The DFA, enacted on July 21, 2010, instituted major changes to banking and financial institution regulatory regimes as a result of the financial crisis. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced substantial reforms that reshape the financial services industry, including significantly enhanced regulation. This enhanced regulation has involved and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings. More specifically, the DFA imposes enhanced prudential standards ("EPS") on BHCs with at least $50 billion in total consolidated assets (often referred to as “systemically important financial institutions”), including the Company, and requires the Board of Governors of the Federal Reserve System (the "Federal Reserve") to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based capital requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SC, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SC reduced the maximum compensation (participation from 2.00% (industry practice) to 1.75%). SC plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Company's bank subsidiaries, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Company's bank subsidiaries may experience an increase in state-level regulation of their retail banking business and additional compliance obligations, which likely would impact revenue and costs. SC is already subject to such state-level regulation.

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive officers. The Company's ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

Other requirements of the DFA include increases in the amount of deposit insurance assessments the Company's bank subsidiaries must pay; changes to the nature and levels of fees charged to consumers, which are negatively affecting the Company's bank subsidiaries' income; banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions; and increasing regulation of the derivatives markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivatives market participants, which will increase the cost of conducting this business.

Volcker Rule

The DFA added new section 13 to the BHC Act, which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the Covered Fund; (ii) controlling the Covered Fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the Covered Fund. These prohibitions are subject to certain exemptions for permitted activities.

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, certain of its subsidiaries and numerous other Santander subsidiaries in the United States and abroad.

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that were necessary to comply with the Volcker Rule before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading and Covered Fund activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule.

Federal Deposit Insurance Corporation Improvement Act

The FDIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends on its capital levels with respect to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, have and will continue to have a significant effect on banks and BHCs, including the Company and the Bank. In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, this Rule became effective for SHUSA on January 1, 2015.

The rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum common equity tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter.

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

As of December 31, 2016, the Bank's and the Company's CET1 ratios under the transitional provisions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach were 16.17% and 14.51%, respectively. Under Basel III, on a fully phased-in basis under the standardized approach (Non-GAAP), were 15.76% and 13.74%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. The Company believes that, as of December 31, 2016, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as EPS and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as the Company were required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 for the BHC. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results starting October 1, 2018. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90%, which will increase to 100% on January 1, 2017.

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

Stress Tests and Capital Adequacy

The Company is subject to written agreements which address stress testing and capital adequacy:

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank (the "FRB") of Boston. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

On July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of that written agreement, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

The Company remains subject to the Capital Plan Rule (12 §CFR 225.8) which requires the Company and the Bank to perform stress tests and submit the results to the Federal Reserve and the OCC on an annual basis. The Company is also required to submit a mid-year stress test to the Federal Reserve. In addition, together with the annual stress test submission, the Company is required to submit a proposed capital plan to the Federal Reserve. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans.

Under the revised capital plan rule, the Company is considered a large and non-complex BHC and the Federal Reserve may object to the Company’s capital plan if the Federal Reserve determines that the Company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. Large and non-complex BHC are no longer subject to the qualitative objection criteria of the capital plan rule which are applied to larger banks which fall outside the large and non-complex BHC definition.

In June 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plan submitted by the Company. However, the Company is permitted to continue the payment of dividends on the Company's outstanding class of preferred stock. In 2017, while no longer subject to the qualitative requirements of the revised capital plan rule, the Company remains subject to the written agreements described above and may not make, or permit any subsidiary to make, any capital distribution, without the prior written approval of the Federal Reserve.

Payment of Dividends

The Parent Company is the parent holding company of SBNA and other consolidated subsidiaries and is a legal entity separate and distinct from its subsidiaries. SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends described in the “Stress Tests and Capital Adequacy” discussion above.

Total Loss-Absorbing Capacity ("TLAC")

The Federal Reserve adopted a rule on December 15, 2016 that will require certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt (the “TLAC Rule”). The TLAC Rule applies to U.S. global systemically important banks and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important foreign banking organization ("FBO"); the Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of long-term debt (“LTD”) and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its risk-weighted assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC. SHUSA must maintain a TLAC buffer composed solely of common equity Tier 1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer that it maintains. In addition to TLAC, the final rule requires SHUSA to hold LTD in an amount no less than the greater of 6% of its RWAs or 3.5% of its total consolidated assets. The final rule is effective January 1, 2019.

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

Risk Retention Rule

On December 24, 2014 the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of asset-backed securities ("ABS") to retain not less than five percent of the credit risk of the assets collateralizing ABS. Compliance with the rule with respect to ABS collateralized by residential mortgages was required beginning December 24, 2015. Compliance with the rule with regard to all other classes of ABS was required beginning December 24, 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and began to comply with the retention requirements effective December 24, 2016.

FBOs

On February 18, 2014, the Federal Reserve issued the Final Rule. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the FBO Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, BSI, SIS, and SSLLC. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve 's Regulation W ("Reg. W") which governs the activities of the Company and its banking subsidiaries with affiliated companies and individuals. Section 23A places limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

Section 23B of the Federal Reserve Act prohibits an institution from engaging in certain transactions with affiliates unless the transactions are considered arms' length. To meet the definition of arms-length, the terms of the transaction must be the same, or at least as favorable, as those for similar transactions with non-affiliated companies.

As a U.S. domiciled subsidiary of a global parent with significant non-bank affiliates, the Company faces elevated compliance risk in this area.

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

Community Reinvestment Act

SBNA and Banco Santander Puerto Rico are subject to the requirements of the CRA, which requires the appropriate Federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. Banco Santander Puerto Rico’s current CRA rating is “Outstanding.” The Bank’s most recent public CRA report of examination rated the Bank as “Needs to Improve” for the January 1, 2011 through December 31, 2013 evaluation period. The Bank’s rating based solely on the applicable CRA lending, service and investment tests would have been “satisfactory.” However, the overall rating was lowered to “Needs to Improve” due to previously disclosed instances of non-compliance by the Bank that is being remediated. The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes. In addition, there may be some negative impacts on aspects of the Bank’s business as a result of the downgrade. For example, certain categories of depositors are restricted from making deposits in banks with a “Needs to Improve” rating.

BHC Regulations

Federal laws restrict the types of activities in which BHCs may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. BHCs may engage in the business of banking and managing and controlling banks, as well as closely-related activities.

The Company would be required to obtain approval from the Federal Reserve if the Company were to acquire shares of any depository institution or any holding company of a depository institution, or any financial entity that is not a depository institution, such as a lending company.

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

Regulatory Capital Requirements

Federal regulations require federal savings associations and national banks to maintain minimum capital ratios. Under the FDIA, insured depository institutions must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. An institution’s capital category is determined by reference to its most recent financial report filed with the OCC. If an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OCC regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and restricting increases in assets, numbers of branches and lines of business.

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

At December 31, 2016, the Bank met the criteria to be classified as “well-capitalized.”

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

FDIC insurance premium expenses were $55.0 million for the year ended December 31, 2016.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2016, the Bank paid Financing Corporation assessments of $4.5 million, compared to $4.2 million in 2015. The annual rate for all insured institutions dropped to $0.056 for every $1,000 in domestic deposits in 2016, compared to $0.060 for the same measure in 2015. The assessments are revised quarterly and will continue until the bonds mature in 2017.

Restrictions on Subsidiary Banking Institution Capital Distributions

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of capital and investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets. Federal banking laws, regulations and policies limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. Moreover, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. In addition, the OCC's prior approval is required if the OCC deems it to be in troubled condition or a problem institution .

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. There were no dividends declared or paid in 2016 or 2015. There were no returns of capital in 2016 or 2015.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amount of total reserve requirements at December 31, 2016 and 2015 were $664.4 million and $492.7 million, respectively. At December 31, 2016 and 2015, the Company complied with the reserve requirements.

Federal Home Loan Bank ("FHLB") System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered, but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $280.3 million as of December 31, 2016, compared to $600.9 million at December 31, 2015. The Bank utilizes advances from FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $18.6 billion at December 31, 2016, and had outstanding advances of $5.95 billion or 32% of total availability at that date. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $24.2 million and $28.5 million in dividends on its stock in the FHLB of Pittsburgh in 2016 and 2015, respectively.

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

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Company is not aware of any borrower which is currently subject to any environmental investigation or clean-up preceding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA or its subsidiaries.

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

Global economic conditions deteriorated significantly between 2007 and 2009, and the United States fell into recession. Many major financial institutions, including some of the country's largest commercial banks, investment banks, mortgage lenders, mortgage guarantors and insurance companies, including us, experienced significant difficulties.

We face, among others, the following risks in the event of an economic downturn:

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

Despite recent improvements in certain segments of the economy, some uncertainty remains concerning the future economic environment. There can be no assurance that economic conditions in these segments will continue to improve. Such economic uncertainty could have a negative impact on our business and results of operations. A slowing or failing of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

In addition, the global recession and disruption of the financial markets led to concerns over the solvency of certain European countries, affecting those countries’ capital markets access and in some cases sovereign credit ratings, as well as market perception of financial institutions that have significant direct or indirect exposure to these countries. These concerns continue even as the global economy is recovering, and some previously stressed European economies have experienced at least partial recoveries from their low points during the recession. If measures to address sovereign debt and financial sector problems in Europe are inadequate, they may delay or weaken economic recovery, or result in the further exit of member states from the Eurozone or more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

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

The results of the recent U.S. presidential election could have a material adverse effect on us.

It is unclear what impact, if any, the recent change in the U.S. presidential administration will have on the laws, regulations and policies affecting the supervision of banking organizations. Among other things, the Trump administration and certain members of Congress have indicated that significant U.S. tax reform is a top legislative priority. A number of tax reform proposals, including significant changes to croporate tax provisions, are currently under consideration. Such changes could have a material adverse impact on our deferred tax assets and liabilities, depending on the nature and extent of any changes that are ultimately enacted into law. There is substantial lack of clarity around the likelihood, timing and details of any such tax reform, and therefore no assurance can be given as to whether or to what extent any changes to the U.S. tax laws will impact our financial position, results of operations or cash flows.

Developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

The result of the United Kingdom’s (“UK’s”) referendum on whether to remain part of the European Union (“EU”) has had and may continue to have negative effects on global economic conditions and global financial markets. On June 23, 2016, the UK held a referendum on whether it should remain part of the EU, the outcome of which was a vote in favor of withdrawing from the EU. The results of that referendum and the UK's implementation of it means that the UK's EU membership will cease. The long-term nature of the UK’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the UK determines which EU laws to replicate or replace), and there is considerable uncertainty as to when the framework for any such relationship governing both the access of the UK to European markets and the access of EU member states to the UK’s markets will be determined and implemented. The result of the referendum has created an uncertain political and economic environment in the UK, and may create such environments in other EU member states. Political and economic uncertainty has in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence, each of which could adversely affect our business. As a result of the referendum and its implementation, certain of our affiliates may face additional operational, regulatory and compliance costs.

Risks Relating to Our Business

Legal, Regulatory and Compliance Risks

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may change at any time. In addition, the interpretation and application by regulators of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has recently been adopted in the United States, and regulations have been and are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets we hold, require us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not affect us adversely.

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

Significant Global Regulation

In December 2010, the Basel Committee reached an agreement on comprehensive changes to the capital adequacy framework, known as Basel III. A revised version of Basel III was published in June 2011. Basel III is intended to raise the resilience of the banking sector by increasing both the quality and quantity of the regulatory capital base and enhancing the risk coverage of the capital framework. The changes in Basel III are being phased in gradually between January 2015 and January 2019.

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

In addition to the changes to the capital adequacy framework described above, the Basel Committee also published its global quantitative liquidity framework, comprising the LCR and NSFR metrics, with objectives to (1) promote the short-term resilience of banks’ liquidity risk profiles by ensuring they have sufficient high-quality liquid assets to survive a significant stress scenario; and (2) promote resilience over a longer time horizon by creating incentives for banks to fund their activities with more stable sources of funding on an ongoing basis. The LCR was subsequently revised by the Basel Committee in January 2013 and includes a revised timetable for phase-in of the standard from 2015 to 2019, as well as some technical changes to some of the stress scenario assumptions. In January 2014, the Basel Committee published amendments to the leverage ratio and technical revisions to the NSFR, confirming that it remains its intention that the latter ratio, including any future revisions, will become a minimum standard by January 1, 2018. In January 2014, the Basel Committee proposed uniform disclosure standards related to the LCR and issued a new modification to the ratio.

Significant United States Regulation

From time to time, we are or may become involved in formal and informal reviews, investigations, examinations, proceedings, and information gathering requests by federal and state government agencies, including, among others, the FRB, the CFPB, the DOJ, the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

The DFA provides for an extensive framework for the regulation of over-the-counter ("OTC") derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants are required to register with the SEC or the U.S. Commodity Futures Trading Commission (the "CFTC"), or both, and are or will be subject to new capital, margin, business conduct, record-keeping, clearing, execution, reporting and other requirements. We may register as a swap dealer with the CFTC.

In July 2013, United States bank regulators issued the United States Basel III final rules implementing the Basel III capital framework for United States banks and BHCs. Certain aspects of the United States Basel III final rules, such as new minimum capital ratios and a revised methodology for calculating risk-weighted assets, became effective on January 1, 2015. Other aspects of the United States Basel III final rules, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, began to be phased in over several years on January 1, 2015.

In addition, in October 2014, the Federal Reserve and other United States regulators issued a final rule introducing a quantitative LCR requirement on certain large banks and BHCs. The LCR is broadly consistent with the Basel Committee’s revised Basel III liquidity rules, but is more stringent in several important respects. The Federal Reserve has stated that it intends through future rule-makings to apply the Basel III LCR and NSFR to the United States operations of some or all large FBOs.

In February 2014, the Federal Reserve issued the Final Rule to enhance its supervision and regulation of certain FBOs. Among other things, this rule required FBOs, such as the Company, with over $50 billion of United States non-branch assets to establish or designate a United States IHC and to transfer its entire ownership interest in substantially all of its United States subsidiaries to that IHC by July 1, 2016. United States branches and agencies were not required to be transferred to the IHC. As a result of this rule, Santander transferred substantially all of its equity interests in its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. The entities transferred approximately $14.1 billion of assets and approximately $11.8 billion of liabilities to the Company on July 1, 2016. The IHC is subject to an enhanced supervision framework, including enhanced risk-based and leverage capital requirements, liquidity requirements, risk/management requirements, and stress-testing requirements. A phased-in approach is being used for those standards and requirements. SHUSA's status as an IHC will require it to invest significant management attention and resources.

Within the DFA, the Volcker Rule prohibits “banking entities” from engaging in certain forms of proprietary trading or from sponsoring or investing in covered funds, in each case subject to certain exceptions. The Volcker Rule also limits the ability of banking entities and their affiliates to enter into certain transactions with such funds with which they or their affiliates have certain relationships. The Volcker Rule became effective in July 2012 and, in December 2013, United States regulators issued final rules implementing the Volcker Rule. The final rules contain exclusions and certain exemptions for market-making, hedging, underwriting, and trading in United States government and agency obligations as well as certain foreign government obligations, and trading solely outside the United States, and also permit certain ownership interests in certain types of funds to be retained. In December 2014, the Federal Reserve issued an order requiring all banking entities to conform to the Volcker Rule and implement a compliance program by July 21, 2016. The Company adopted the necessary measures to our activities and was in compliance with the Volcker Rule by July 21, 2016.

Furthermore, Title I of the DFA and the implementing regulations issued by the Federal Reserve and the FDIC require each BHC with assets of $50 billion or more, including Santander, to prepare and submit a plan for the orderly resolution of our subsidiaries and operations domiciled in the United States in the event of future material financial distress or failure. The plan must include information on resolution strategy, major counterparties, and interdependencies, among other things, and requires substantial effort, time, and cost to prepare. Santander submitted its most recent United States resolution plan in December 2015. The United States resolution plan is subject to review by the Federal Reserve and the FDIC.

In December 2016, the Federal Reserve adopted a final rule on TLAC, LTD, and clean holding company requirements for systemically important U.S. BHCs and IHCs of systemically important FBOs. Covered institutions must be in compliance with this rule by January 1, 2019 and SHUSA, as the IHC for Santander in the U.S., will be subject to these requirements. The TLAC requirement will create material additional quantitative requirements for the Company, including new minimum risk-based and leverage TLAC ratios of (i) the Company's regulatory capital plus certain types of long-term unsecured debt instruments and other eligible liabilities that can be written down or converted into equity during resolution to (ii) the Company's RWA and the Basel III leverage ratio denominator.

On November 4, 2015, SC entered into an Assurance of Discontinuance ("AOD") with the Office of Attorney General of the Commonwealth of Massachusetts (the "Massachusetts AG"). The Massachusetts AG had alleged that SC violated the maximum permissible interest rates allowed by Massachusetts law due to the inclusion of guaranteed auto protection ("GAP") charges in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that the interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay $150 thousand to the Massachusetts AG to reimburse its costs in implementing the AOD.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act (SCRA). The consent order requires us to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by us and $5,000 per servicemember for each instance where we sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also requires us to undertake additional remedial measures. The consent order also subjects us to monitoring by the DOJ for compliance with SCRA for a period of five years.

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

Our resolution in a bankruptcy proceeding could result in losses for holders of our debt and equity securities.

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we must provide to the Federal Reserve and the FDIC a plan (a “Section 165(d) Resolution Plan”) for our rapid and orderly resolution in the event of material financial distress affecting the Company or the failure of the Company. The purpose of this provision of the DFA is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated December 16, 2015 (the “2015 Resolution Plan”) provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. material entities (“U.S. MEs”). Material entities are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2015 Resolution Plan include, among other entities, the Company, the Bank and SC.

The 2015 Resolution Plan describes a strategy for resolving Santander’s U.S. operations, including its U.S. MEs and the core business lines that operate within those U.S. MEs, in a manner that would substantially mitigate the risk that the resolutions would have serious adverse effects on U.S. or global financial stability. Under the 2015 Resolution Plan’s hypothetical resolutions of the U.S. MEs, the Bank would be placed into FDIC receivership and the Company and SC would be placed into bankruptcy under Chapter 7 and Chapter 11 of the U.S. Bankruptcy Code, respectively.

The strategy described in the 2015 Resolution Plan contemplates a “multiple point of entry” strategy, in which Santander and the Company would each undergo separate resolution proceedings under the laws of Spain and the U.S. Bankruptcy Code, respectively. In a scenario where the Bank and SC were in resolution, the Company would file a voluntary petition under Chapter 7 of the Bankruptcy Code, and holders of our LTD and other debt securities would be junior to the claims of priority (as determined by statute) and secured creditors of the Company.

The Company, the Federal Reserve and the FDIC are not obligated to follow the Company’s preferred resolution strategy for resolving its U.S. operations under its resolution plan. In addition, Santander could in the future change its resolution strategy for resolving its U.S. operations. In an alternative scenario, the Company alone could enter bankruptcy under the U.S. Bankruptcy Code, and the Company’s subsidiaries would be recapitalized as needed, using assets of the Company, so that they could continue normal operations as going concerns or subsequently be wound down in an orderly manner. As a result, the losses incurred by the Company and its subsidiaries would be imposed first on the holders of the Company’s equity securities and thereafter on unsecured creditors, including holders of our LTD and other debt securities. Holders of our LTD and other debt securities would be junior to the claims of creditors of the Company’s subsidiaries and to the claims of priority (as determined by statute) and secured creditors of the Company. Under either of these scenarios, in a resolution of the Company under Chapter 11 of the U.S. Bankruptcy Code, holders of our LTD and other debt securities would realize value only to the extent available to the Company as a shareholder of the Bank, SC and its other subsidiaries, and only after any claims of priority and secured creditors of the Company have been fully repaid.

In December 2016, the Federal Reserve finalized rules requiring intermediate holding companies of foreign G-SIBs, including the Company, to maintain minimum amounts of LTD and TLAC. It is possible that the Company’s resolution strategy in connection with the implementation of those rules, which will become effective on January 1, 2019, could change on or before that date. Further, even if Santander’s and the Company’s strategy for resolving its U.S. operations does not change, it is possible that the Federal Reserve or the FDIC could choose not to follow the current strategy.

The resolution of the Company under the orderly liquidation authority could result in greater losses for holders of our equity and debt securities.

The ability of holders of our LTD and other debt securities to recover the full amount that would otherwise be payable on those securities in a resolution proceeding under Chapter 11 of the U.S. Bankruptcy Code may be impaired by the exercise of the FDIC’s powers under the “orderly liquidation authority” under Title II of the DFA.

Title II of the DFA created a new resolution regime known as the “orderly liquidation authority” to which financial companies, including U.S. intermediate holding companies of FBOs with assets of $50 billion or more, such as the Company, can be subjected. Under the orderly liquidation authority, the FDIC may be appointed as receiver in order to liquidate a financial company if, upon the recommendation of applicable regulators, the United States Secretary of the Treasury determines that the entity is in severe financial distress, the entity’s failure would have serious adverse effects on the U.S. financial system and resolution under the orderly liquidation authority would avoid or mitigate those effects, among other things. Absent such determinations, the Company would remain subject to the U.S. Bankruptcy Code.

If the FDIC is appointed as receiver under the orderly liquidation authority, then the orderly liquidation authority, rather than the U.S. Bankruptcy Code, would determine the powers of the receiver and the rights and obligations of creditors and other parties who have transacted with the Company. There are substantial differences between the rights available to creditors under the orderly liquidation authority and under the U.S. Bankruptcy Code. For example, under the orderly liquidation authority, the FDIC may disregard the strict priority of creditor claims in some circumstances (which would otherwise be respected under the U.S. Bankruptcy Code), and an administrative claims procedures is used to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings). Under the orderly liquidation authority, in certain circumstances, the FDIC could elevate the priority of claims if it determines that doing so is necessary to facilitate a smooth and orderly liquidation without the need to obtain the consent of other creditors or prior court review. Furthermore, the FDIC has the right to transfer assets or liabilities of the failed company to a third party or “bridge” entity under the orderly liquidation authority.

Regardless of what resolution strategy Santander might prefer for resolving its U.S. operations, the FDIC could determine that it is a desirable strategy to resolve the Company in a manner that would, among other things, impose losses on the Company’s shareholder, unsecured debt holders (including holders of LTD) and other creditors, while permitting the Company’s subsidiaries to continue to operate. It is likely that the application of such an entry strategy in which the Company would be the only legal entity in the U.S. to enter resolution proceedings would result in greater losses to holders of our LTD and other debt securities than the losses that would result from the application of a bankruptcy proceeding or a different resolution strategy for the Company. Assuming the Company entered resolution proceedings and support from the Company to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level could be transferred to the Company and ultimately borne by the Company’s security holders (including holders of our LTD and other debt securities), with the result that third-party creditors of the Company’s subsidiaries would receive full recoveries on their claims, while the Company’s security holders (including holders of our LTD) and other unsecured creditors could face significant losses. In addition, in a resolution under the orderly liquidation authority, holders of our LTD and other debt securities of the Company could face losses ahead of our other similarly situated creditors if the FDIC exercised its right, described above, to disregard the strict priority of creditor claims.

The orderly liquidation authority also requires that creditors and shareholders of the financial company in receivership must bear all losses before taxpayers are exposed to any losses, and amounts owed by the financial company or the receivership to the U.S. government would generally receive a statutory payment priority over the claims of private creditors, including holders of our LTD and other debt securities. In addition, under the orderly liquidation authority, claims of creditors (including holders of our LTD and other debt securities) could be satisfied through the issuance of equity or other securities in a bridge entity to which the Company’s assets are transferred, as described above. If securities were to be delivered in satisfaction of claims, there can be no assurance that the value of the securities of the bridge entity would be sufficient to repay all or any part of the creditor claims for which the securities were exchanged.

Although the FDIC has issued regulations to implement the orderly liquidation authority, not all aspects of how the FDIC might exercise this authority are known, and additional rulemaking is possible.

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the Dodd-Frank Act and other banking laws and policies. In 2014, 2015 and 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans the Company submitted. In its 2016 public report on CCAR, the Federal Reserve cited broad and substantial weaknesses in the Company’s capital planning processes, including weaknesses in assumptions and analysis underlying the capital plan and capital adequacy process, and deficiencies in the risk management framework, including features of risk measurement and monitoring, stress testing processes, governance, internal controls and oversight functions. As a result of the CCAR objections, the Company is not permitted to make any capital distributions without the Federal Reserve's approval, other than the continued payment of dividends on the Company’s outstanding class of preferred stock, until a new capital plan is approved by the Federal Reserve. There is the risk that the Federal Reserve will object to the Company’s next capital plan.

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

Other supervisory actions and restrictions on U.S. activities

In addition to the foregoing, U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution’s activities. In some instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions. In addition, as part of the regular examination process, certain U.S. subsidiaries’ regulators may advise certain U.S. subsidiaries to operate under various restrictions as a prudential matter. The U.S. supervisory environment has become significantly more demanding and restrictive since the financial crisis of 2008. Under the BHC Act, the Federal Reserve has the authority to disallow us and certain of our U.S. subsidiaries from engaging in certain categories of new activities in the United States or acquiring shares or control of other companies in the United States. Such actions and restrictions currently applicable to us or certain of our U.S. subsidiaries could adversely affect our costs and revenues. Moreover, efforts to comply with nonpublic supervisory actions or restrictions could require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions could have a material adverse effect on our business and results of operations, and we may be subject to significant legal restrictions on our ability to publicly disclose these matters or the full details of these actions. In addition to such confidential actions and restrictions, on July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of that written agreement, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

We are subject to potential intervention by any of our regulators or supervisors, particularly in response to customer complaints.

As noted above, our business and operations are subject to increasingly significant rules and regulations relating to banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and prudential and conduct of business regulations. These requirements are set by the relevant central banks and regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate.

In their supervisory roles, regulators seek to maintain the safety and soundness of financial institutions with the aim of strengthening, but not guaranteeing, the protection of customers and the financial system. Supervisors' continuing supervision of financial institutions is conducted through a variety of regulatory tools, including the collection of information by way of reports obtained from skilled persons, visits to firms and regular meetings with management to discuss issues such as performance, risk management and strategy. In general, regulators have an outcome-focused regulatory approach that involves proactive enforcement and penalties for infringement. As a result, we face increased supervisory intrusion and scrutiny (resulting in increasing internal compliance costs and supervision fees), and in the event of a breach of our regulatory obligations we are likely to face more stringent regulatory fines. Some of the regulators focus strongly on consumer protection and on conduct risk and will continue to do so. This has included a focus on the design and operation of products, the behavior of customers and the operation of markets. Some of the laws in the relevant jurisdictions in which we operate give regulators the power to make temporary product intervention rules either to improve a company's systems and controls in relation to product design, product management and implementation, or address problems identified with financial products. These problems may potentially cause significant detriment to consumers because of certain product features, governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such problems have been solved. Some regulators in the jurisdictions in which we operate also require us to be in compliance with training, authorization and supervision of personnel, systems, processes and documentation requirements. Sales practices with retail customers, including incentive compensation structures related to such practices, have recently been a focus of various regulatory and governmental agencies. If we fail to be compliant with such regulations, there would be a risk of an adverse impact on our business from sanctions, fines or other actions imposed by regulatory authorities. Customers of financial services institutions, including our customers, may seek redress if they consider that they have suffered loss as a result of the mis-selling of a particular product, or through incorrect application of the terms and conditions of a particular product. Given the inherent unpredictability of litigation and the evolution of judgments by the relevant authorities, it is possible that an adverse outcome in some matters could harm our reputation or have a material adverse effect on our operating results, financial condition and prospects arising from any penalties imposed or compensation awarded, together with the costs of defending such actions, thereby reducing our profitability.

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

We are subject to certain claims and party to certain legal proceedings incidental to the normal course of our business from time to time, including in connection with lending activities, relationships with our employees and other commercial or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly when the claimants seek very large or indeterminate damages, or when the cases present novel legal theories, involve a large number of parties or are in the early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have established adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and, in light of the uncertainties involved in such claims and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. As a result, the outcome of a particular matter may materially and adversely affect our financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by the SEC and law enforcement authorities.

Often, the announcement or other publication of claims or actions that may arise from such litigation and proceedings or of any related settlement may spur the initiation of similar claims by other clients or governmental entities. In any such claim or action, demands for substantial monetary damages may be asserted against us and may result in financial liability, changes in our business practices or an adverse effect on our reputation or client demand for our products and services. In regulatory settlements since the financial crisis, fines imposed by regulators have increased substantially and may in some cases exceed the profit earned or harm caused by the breach.

Our operations are subject to regular and ongoing inspection by our banking and other regulators in the U.S. As a result of such inspections, regulators may identify areas in which we may need to take actions, which may be significant, to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant costs, management attention, and systems development, and such efforts may affect our ability to expand our business until those remedial actions are completed. In some instances, we are subjected to significant legal restrictions on our ability to disclose these types of actions or the full detail of these actions publicly. Our failure to implement enhanced compliance and risk management procedures in a manner and timeframe deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with that regulatory authority and lead to restrictions on our activities or other sanctions.

In addition, the magnitude and complexity of projects required to address the expectations of the Company’s regulators’ and legal proceedings, in addition to the challenging macroeconomic environment and pace of regulatory change, may result in execution risk and adversely affect the successful execution of such regulatory or legal priorities.

In many cases, we are required to self-report inappropriate or non-compliant conduct to regulatory authorities, and our failure to do so may represent an independent regulatory violation. Even when we promptly bring matters to the attention of appropriate authorities, we may nonetheless experience regulatory fines, liabilities to clients, harm to our reputation or other adverse effects in connection with self-reported matters.

We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and could have a material adverse effect on us.

We are required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the jurisdictions in which we operate. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel, and have become the subject of enhanced government supervision.

While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by other parties to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the relevant government agencies to which we report have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or other illegal or improper purposes.

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, to a large degree, we rely on our relevant counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our and our relevant counterparties’ services as a conduits for money laundering (including illegal cash operations) or other illegal activities without our and our counterparties’ knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering or other illegal activities, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “blacklists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our operating results, financial condition and prospects.

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

The legislatures and tax authorities in the jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business.

Liquidity and Financing Risks

Liquidity and funding risks are inherent in our business and could have a material adverse effect on us.

Liquidity risk is the risk that we either do not have available sufficient financial resources to meet our obligations as they become due or can secure them only at excessive cost. This risk is inherent in any retail and commercial banking business and can be heightened by a number of enterprise-specific factors, including over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation. While we implement liquidity management processes to seek to mitigate and control these risks, unforeseen systemic market factors in particular make it difficult to eliminate these risks completely. Adverse and continued constraints in the supply of liquidity, including inter-bank lending, may materially and adversely affect the cost of funding our business, and extreme liquidity constraints may affect our current operations and our ability to fulfill regulatory liquidity requirements as well as limit growth possibilities.

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

There can be no assurance that, in the event of a sudden or unexpected shortage of funds in the banking system, we will be able to maintain levels of funding without incurring high funding costs, a reduction in the term of funding instruments, or the liquidation of certain assets. If this were to happen, we could be materially adversely affected.

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

Any downgrade in our or Santander's debt credit ratings would likely increase our borrowing costs and require us to post additional collateral or take other actions under some of our derivative contracts, and could limit our access to capital markets and adversely affect our commercial business. For example, a ratings downgrade could adversely affect our ability to sell or market certain of our products, engage in certain longer-term and derivatives transactions and retain customers, particularly customers who need a minimum rating threshold in order to invest. In addition, under the terms of certain of our derivative contracts, we may be required to maintain a minimum credit rating or terminate the contracts. Any of these results of a ratings downgrade, in turn, could reduce our liquidity and have an adverse effect on us, including our operating results and financial condition.

We conduct a significant number of our material derivative activities through Santander and Santander UK. We estimate that, as of December 31, 2016, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivative and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a company's long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example, depending on certain factors including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on the Company, the Bank, and SC.

In addition, if we were required to cancel our derivatives contracts with certain counterparties and were unable to replace those contracts, our market risk profile could be altered.

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

Risks arising from changes in credit quality and the recoverability of loans and amounts due from counterparties are inherent in a wide range of our businesses. Non-performing or low credit quality loans have in the past negatively impacted and can continue to negatively impact our results of operations. In particular, the amount of our reported non-performing loans may increase in the future as a result of growth in our total loan portfolio, including as a result of loan portfolios that we may acquire in the future, or factors beyond our control, such as adverse changes in the credit quality of our borrowers and counterparties or a general deterioration in economic conditions in the United States, the impact of political events, events affecting certain industries or events affecting financial markets. There can be no assurance that we will be able to effectively control the level of the non-performing loans ("NPLs") in our loan portfolio.

Our loan and lease loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. As the last global financial crisis demonstrated, many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in our credit card portfolio or the introduction of new products, or if future actual losses exceed our estimates of incurred losses, we may be required to increase our loan and lease loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

Mortgage loans are one of our principal assets, comprising 9.1% of our loan portfolio as of December 31, 2016. In addition, we have exposure to a number of large real estate developers. As a result, we are exposed to developments in housing markets. From 2002 to 2007, demand for housing and mortgage financing increased significantly driven by, among other things, economic growth, declining unemployment rates, demographic and social trends and historically low interest rates. During late 2007, the housing market began to adjust as a result of excess supply and higher interest rates. For a prolonged time after 2008, persistent housing oversupply, decreased housing demand, rising unemployment, subdued earnings growth, greater pressure on disposable income, a decline in the availability of mortgage financing and the continued effect of market volatility caused home prices to decline, while mortgage delinquencies increased. Higher unemployment rates coupled with declining real estate prices, could have a material adverse impact on our mortgage payment delinquency rates, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our loan and investment portfolios are subject to risk of prepayment, which could have a material adverse effect on us.

Our fixed rate loan and investment portfolios are subject to prepayment risk, which results from the ability of a borrower or issuer to pay a debt obligation prior to maturity. Generally, in a low interest rate environment, prepayment activity increases, and this reduces the weighted average life of our earning assets and could have a material adverse effect on us. We would also be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant adverse impact on credit card and collateralized mortgage loans, since prepayments could shorten the weighted average life of these assets, which may result in a mismatch in our funding obligations and reinvestment at lower yields. Prepayment risk is inherent in our commercial activity, and an increase in prepayments could have a material adverse effect on us.

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

We routinely transact with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, hedge funds and other institutional clients. We rely on information provided by or on behalf of counterparties, such as financial statements, and we may rely on representations of our counterparties as to the accuracy and completeness of that information. Defaults by, and even rumors or questions about the solvency of, certain financial institutions and the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. Many of the routine transactions we enter into expose us to significant credit risk in the event of default by one of our significant counterparties.

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

Some of our investment management services fees are based on financial market valuations of assets certain of our subsidiaries manage or hold in custody for clients. Changes in these valuations can affect noninterest income positively or negatively, and ultimately affect our financial results. Significant changes in the volume of activity in the capital markets, and in the number of assignments we are awarded, could also affect our financial results.

We are also exposed to equity price risk in our investments in equity securities. The performance of financial markets may cause changes in the value of our investment and trading portfolios. The volatility of world equity markets due to economic uncertainty and sovereign debt concerns has had a particularly strong impact on the financial sector. Continued volatility may affect the value of our investments in equity securities and, depending on their fair value and future recovery expectations, could become a permanent impairment which would be subject to write-offs against our results. To the extent any of these risks materialize, our net interest income and the market value of our assets and liabilities could be materially adversely affected.

Market conditions have resulted, and could result, in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

In the past nine years, financial markets have been subject to volatility and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets, and also may translate into increased impairments. In addition, the value we ultimately realize on disposal of the asset may be lower than its current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our operating results, financial condition and prospects.

In addition, to the extent that fair values are determined using financial valuation models, such values may be inaccurate or subject to change, as the data used by such models may not be available or may become unavailable due to changes in market conditions, particularly for illiquid assets and in times of economic instability. In such circumstances, our valuation methodologies require us to make assumptions, judgments and estimates in order to establish fair value, and reliable assumptions are difficult to make and are inherently uncertain. In addition, valuation models are complex, making them inherently imperfect predictors of actual results. Any resulting impairments or write-downs could have a material adverse effect on our operating results, financial condition and prospects.

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

The execution and performance of derivative transactions depends on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to adequately monitor, analyze and report derivative transactions continues to depend, to a great extent, on our information technology systems. These factors further increase the risks associated with these transactions and could have a material adverse effect on us.

In addition, disputes with counterparties may arise regarding the terms or the settlement procedures of derivative contracts, including with respect to the value of underlying collateral, which could cause us to incur unexpected costs, including transaction, operational, legal and litigation costs, or result in credit losses, all of which may impair our ability to manage our risk exposure from these products.

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

Some of our qualitative tools and metrics for managing risk are based on our use of observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These qualitative tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. This would limit our ability to manage our risks. Our losses therefore could be significantly greater than the historical measures indicate. In addition, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. We could face adverse consequences as a result of decisions based on models that are poorly developed, implemented, or used, or as a result of a modeled outcome being misunderstood or used of for purposes for which it was not designed. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere or seek to limit transactions with us. This could have a material adverse effect on our reputation, operating results, financial condition, and prospects.

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

We have been refining our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect all possible risks before they occur or, due to limited tools available to us, our employees may not be able to implement them effectively, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of non-performing loans and a higher risk exposure for us, which could have a material adverse effect on us.

General Business and Industry Risks

The financial problems our customers face could adversely affect us.

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

Some of our operations are conducted through our subsidiaries. As a result, our ability to pay dividends, to the extent we decide to do so, depends in part on the ability of our subsidiaries to generate earnings and pay dividends to us. Payment of dividends, distributions and advances by our subsidiaries will be contingent on our subsidiaries’ earnings and business considerations, and are limited by legal, regulatory, and contractual restrictions. Additionally, our right to receive any assets of any of our subsidiaries as an equity holder of such subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

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

There can be no assurance that increased competition will not adversely affect our growth prospects and therefore our operations. We also face competition from non-bank competitors, such as brokerage companies, department stores (for some credit products), leasing and factoring companies, mutual fund and pension fund management companies and insurance companies.

Increasing competition could require that we increase the rates we offer on deposits or lower the rates we charge on loans, which could also have a material adverse effect on us, including on our profitability. It may also negatively affect our business results and prospects by, among other things, limiting our ability to increase our customer base and expand our operations and increasing competition for investment opportunities.

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

The success of our operations and our profitability depend, in part, on the success of new products and services we offer our clients and our ability to continue offering products and services from third parties. However, we cannot guarantee that our new products and services will be responsive to client demands or successful once they are offered to our clients, or that they will be successful in the future. In addition, our clients’ needs or desires may change over time, and such changes may render our products and services obsolete, outdated or unattractive, and we may not be able to develop new products that meet our clients’ changing needs. If we cannot respond in a timely fashion to the changing needs of our clients, we may lose clients, which could in turn materially and adversely affect us.

Advances in technology have allowed non-bank institutions to offer products and services traditionally regarded as banking products, and for our banking and non-banking competitors to offer electronic and internet-based services. New technologies could require the Company to modify or enhance its products and services to attract and retain customers and remain competitive.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Our failure to manage these risks and uncertainties also exposes us to the enhanced risk of operational lapses, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine whether initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

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

Further, our customers may assert complaints and seek redress if they consider that they have suffered loss from our products or services, for example, as a result of any alleged mis-selling or incorrect application of the terms or conditions of a particular product. This could in turn subject us to risks of potential legal action by our customers and intervention by our regulators. For further detail on our legal and regulatory risk exposures, please see the Risk Factor entitled “We are exposed to risk of loss from legal and regulatory proceedings.

If we are unable to manage the growth of our operations, this could have an adverse impact on our profitability.

We cannot ensure that we will, in all cases, be able to manage our growth effectively or deliver our strategic growth objectives. Challenges that may result from our strategic growth decisions include our ability to:

•	manage efficiently the operations and employees of expanding businesses;

•	maintain or grow our existing customer base;

•	align our current IT systems adequately with those of an enlarged group;

•	apply our risk management policies effectively to an enlarged group; and

•	manage a growing number of entities without over-committing management or losing key personnel.

Any failure to manage growth effectively, including any or all of the above challenges associated with our growth plans, could have a material adverse effect on our operating results, financial condition and prospects.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step to measure the amount of impairment, if any, must be performed. This second step involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. There were no impairments of goodwill recognized in 2014 or 2016. The Company recorded a goodwill impairment in the fourth quarter of 2015 related to the goodwill from the first quarter consolidation and Change in Control of SC. It is reasonably possible we may be required to record impairment of our remaining $4.5 billion of goodwill attributable to SC and SBNA in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

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

United States law applicable to public companies and financial groups and institutions provide for several procedures designed to ensure that the transactions entered into with or among our subsidiaries and/or affiliates do not deviate from prevailing market conditions for those types of transactions.

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

Neither the occurrence nor potential impact of disasters (such as earthquakes, hurricanes, tornadoes, floods and other severe weather conditions, pandemics, dislocations, fires, explosions, and other catastrophic accidents or events), terrorist activities or international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies and defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning and our ability to anticipate the nature of any such event that may occur. The adverse impact of disasters, terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses with which we deal.

Technology Risks

Any failure to effectively improve or upgrade our IT infrastructure and management information systems in a timely manner could have a material adverse effect on us.

Our ability to remain competitive depends in part on our ability to upgrade our IT on a timely and cost-effective basis. We must continually make significant investments and improvements in our IT infrastructure in order to remain competitive. There can be no assurance that we will be able to maintain the level of capital expenditures necessary to support the improvement or upgrading of our IT infrastructure in the future. Any failure to improve or upgrade our IT infrastructure and management information systems effectively and in a timely manner could have a material adverse effect on us.

Risks relating to data collection, processing, storage systems and security are inherent in our business.

Like other financial institutions with a large customer base, we manage and hold confidential personal information of customers in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. The proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events that interrupt normal business operations. We also face the risk that the design of our controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, and we may be the target of attempted cyber-attacks such as denial of services, malware and phishing-based attacks. Cyber-attacks continue to evolve in scope and sophistication, and we may incur significant costs in our attempts to modify and enhance our protective measures, investigate or remediate any vulnerability or resulting breach, or communicate with our customers regarding cyber-attacks. If we are unable to maintain an effective data collection, management and processing system, we may be materially and adversely affected, including with regard to our reputation, operating results, financial condition and prospects through the payment of compensation to customers, regulatory penalties and fines, and/or the loss of assets.

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

Computer systems of companies have been targeted in recent years, not only by cyber criminals, but also by activists and rogue states. We have been and continue to be subject to a range of cyber-attacks, such as denial of service, malware and phishing. Cyber-attacks could give rise to the loss of significant amounts of customer data and other sensitive information, as well as significant levels of liquid assets (including cash). In addition, cyber-attacks could give rise to the disablement of IT systems used to service our customers. As attempted attacks continue to evolve in scope and sophistication, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. Failure to effectively manage our cyber security risk could harm our reputation and adversely affect our operating results, financial condition and prospects through the payment of compensation to customers, regulatory penalties and fines, and/or the loss of assets.

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

We have identified control deficiencies in our financial reporting process and for which remediation was still in process as of December 31, 2016. These control deficiencies contributed to the restatement of the audited Consolidated Financial Statements in our previously filed Form 10-K for the year ended December 31, 2015. See Part II, Item 9A in this Form 10-K. We have initiated certain measures, including increasing the number of employees on, and the expertise of, our financial reporting team, and the enhancement of our model risk management framework and documentation process to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Internal controls over financial reporting may not prevent or detect all errors or acts of fraud.

We maintain disclosure controls and procedures designed to ensure that we timely report information as required in the SEC’s rules and regulations. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. If our controls are not effective, it could have a material adverse effect on our financial condition and results of operations, and could subject us to regulatory scrutiny.

We have identified material weaknesses in internal control over financial reporting for which remediation was still in process as of December 31, 2016. Certain of these material weaknesses involved the design of controls and failure of controls to operate effectively, resulting in misstatements in our publicly filed financial statements. As a result, we restated the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited financial statements included in certain of our previously filed Quarterly Reports on Form 10-Q.

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

As a public company, we are required to prepare and distribute periodic reports containing our Consolidated Financial Statements with the SEC, evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board, and maintain internal policies, including those relating to disclosure controls and procedures.

On March 31, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Annual Report on Form 10-K from 90 days after the fiscal year-end (March 30, 2016) to 105 days after the fiscal year end (April 14, 2016). On August 16, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Quarterly Report on Form 10-Q from 46 days after the fiscal quarter-end (August 15, 2016) to 53 days after the fiscal quarter-end (August 22, 2016). On November 15, 2016, we filed an extension request under Rule 12b-25 with the SEC, resulting in the extension of the deadline for filing our Quarterly Report on Form 10-Q for the period ending September 30, 2016 from 45 days after the fiscal quarter-end (November 14, 2016) to 51 days after the fiscal quarter-end (November 21, 2016). We did not file those quarterly reports by the extensions of the deadlines for them. Those failures to file our periodic reports for the second and third quarters of 2016 within the time periods prescribed by the SEC have, among other consequences, resulted in the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 months. Our inability to use Form S-3 registration statements will increase the time and resources we need to expend if we choose to access the public capital markets. If in the future we are not able to file our periodic reports within the time periods prescribed by the SEC, among other consequences, the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 months would continue.

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
Factors that affect the financial results of SC in addition to those which have been previously addressed include, but are not limited to:

•
Periods of economic slowdown may result in decreased demand for automobiles as well as declining values of automobiles and other consumer products used as collateral to secure outstanding loans. Higher gasoline prices, the general availability of consumer credit, and other factors which impact consumer confidence could increase loss frequency and decrease consumer demand for automobiles. In addition, during an economic slowdown, servicing costs may increase without a corresponding increase in finance charge income. Changes in the economy may impact the collateral value of repossessed automobiles and repossession, and foreclosure sales may not yield sufficient proceeds to repay the receivables in full and result in losses.

•
SC’s growth strategy is subject to significant risks, some of which are outside its control, including general economic conditions, the ability to obtain adequate financing for growth, laws and regulatory environments in the states in which the business seeks to operate, competition in new markets, the ability to attract new customers, the ability to recruit qualified personnel, and the ability to obtain and maintain all required approvals, permits, and licenses on a timely basis

•
SC’s business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to SC’s ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.

•
SC's business could be negatively impacted if it is unsuccessful in developing and maintaining its serviced for others portfolio. As this is a significant and growing portion of SC's business strategy, if an institution for which SC currently services assets chooses to terminate SC's rights as a servicer or if SC fails to add additional institutions or portfolios to its servicing platform, SC may not achieve the desired revenue or income from this platform.

•
SC has repurchase obligations in its capacity as a servicer in securitizations and whole loan sales. If significant repurchases of assets or other payments are required under its responsibility as a servicer, this could have a material adverse effect on SC’s financial condition, liquidity, and results of operations.

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

•
SC's business and results of operations could be negatively impacted if it fails to manage and complete divestitures. SC regularly evaluates its portfolio in order to determine whether an asset or business may no longer be aligned with its strategic objectives. For example, in October 2015, SC disclosed a decision to exit the personal lending business and to explore strategic alternatives for its existing personal lending assets. Of its two primary lending relationships, SC completed the sale of substantially all of its loans associated with the Lending Club relationship in February 2016. SC continues to classify loans from its other primary lending relationship, Bluestem, as held-for-sale. SC remains a party to agreements with Bluestem that obligate it to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and which is renewable through April 2022 at Bluestem's option. Although SC is seeking a third party willing and able to take on this obligation, it may not be successful in finding such a party, and Bluestem may not agree to the substitution. SC has recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as the portfolio is held, particularly due to the new volume it is committed to purchase.

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

SC's agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If we fail to meet certain of these performance conditions, FCA may elect to terminate the agreement.

In February 2013, SC entered into a ten-year Master Private Label Financing Agreement (the Chrysler Agreement) with FCA whereby SC launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that SC provides under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013 SC paid FCA a $150 million upfront, nonrefundable payment, which will be amortized over ten years. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.

As part of the Chrysler Agreement, SC received limited exclusivity rights to participate in specified minimum percentages of certain of FCA's financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. SC has committed to certain revenue sharing arrangements. SC bears the risk of loss on loans originated pursuant to the Chrysler Agreement, while FCA shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on our participation in gains and losses. In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in an operating entity through which the financial services contemplated by the Chrysler Agreement are offered and provided, through either an equity interest in the new entity or participation in a joint venture or other similar business relationship or structure. There is no maximum limit on the size of FCA’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that SC ultimately receives less than what SC believes to be the fair market value for such interest.

The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. These obligations include the Company's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates in the past and may not meet these penetration rates in the future. If SC continues not to meet these specified penetration rates, FCA may elect to terminate the Chrysler Agreement. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or our other stockholders owns 20% or more of our common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC becomes, control, or become controlled by, an OEM that competes with FCA or (iii) certain of our credit facilities become impaired.

The loans and leases originated through Chrysler Capital are expected to provide us with a significant portion of our projected growth over the next several years. Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management’s time and effort. If SC is unable to realize the expected benefits of our relationship with FCA, or if the Chrysler Agreement were to terminate, there would be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, credit quality of our portfolio, liquidity, funding and growth, and the Company’s ability to implement its business strategy would be materially adversely affected.

ITEM 1B - UNRESOLVED STAFF COMMENTS

SHUSA currently has an open comment letter from the Division of Corporation Finance of the SEC on its Form 10-K for the fiscal year ended December 31, 2014, as filed on March 18, 2015, Form 10-Q for the quarter ended March 31, 2015, as filed on May 13, 2015, and Form 10-Q for the quarter ended September 30, 2015, as filed on November 13, 2015, with respect to accounting methodologies for the fair value option loan portfolios associated with our RICs and auto loans portfolio, the ACL associated with our RICs and auto loan portfolio, executive compensation, and certain loan credit quality disclosures.

ITEM 2 - PROPERTIES

As of December 31, 2016, the Company utilized 796 buildings that occupy a total of 6.7 million square feet, including 205 owned properties with 1.5 million square feet, 466 leased properties with 3.4 million square feet, and 125 sale and leaseback properties with 1.7 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. This location is leased by SC.

Ten major buildings serve as the headquarters or house significant operational and administrative functions, and are identified below: Operations Center - 2 Morrissey Boulevard, Dorchester, Massachusetts - Leased, Call Center and Operations and Loan Processing Center - Santander Way, 95 Amaral Street, Riverside, Rhode Island - Leased, SHUSA/SBNA Administrative Offices - 75 State Street, Boston, Massachusetts - Leased, Call Center and Operations and Loan Processing Center - 450 Penn Street, Reading, Pennsylvania - Leased, Loan Processing Center - 601 Penn Street, Reading, Pennsylvania - Owned, Operations and Administrative Offices - 1130 Berkshire Boulevard, Wyomissing, Pennsylvania - Owned, Administrative Offices and Branch - 446 Main Street, Worcester, Massachusetts - Leased, Operations and Administrative Offices - 1401 Brickell Avenue, Miami, Florida - Owned, Operations and Administrative Offices - Ponce de León, Hato Rey - Leased and SC Administrative Offices - 1601 Elm Street, Dallas, Texas - Leased.

The majority of these ten properties of the Company identified above are utilized for general corporate purposes. The remaining 786 properties consist primarily of bank branches and lending offices. Of the total number of buildings and square feet, 723 buildings and 3.0 million square feet are retail branches of the Bank.

For additional information regarding the Company's properties refer to Note 6 - "Premises and Equipment" and Note 19 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Reference should be made to Note 15 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 19 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

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

At December 31, 2016, 530,391,043 shares were outstanding. There were no issuances of common stock during 2016.

The Company did not pay any cash dividends on its common stock in 2016 or 2015. Refer to Item 1- Business for discussion of regulatory restrictions on the payment of dividends.

Refer to the "Liquidity and Capital Resources" section in Item 7 of the MD&A for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2016 (1)(2)	2015 (1)(2)	2014 (1)(2)	2013(1)	2012(1)
Balance Sheet Data
Total assets (3)	$137,370,523	$141,106,832	$132,839,460	$92,909,464	$99,457,434
Loans held for investment, net of allowance	82,005,321	83,779,641	81,961,652	56,642,671	58,929,103
Loans held-for-sale	2,586,308	3,190,067	294,261	144,266	1,364,888
Total investments	19,415,330	22,768,783	18,083,235	12,644,597	20,221,149
Total deposits and other customer accounts	67,240,690	65,583,428	62,148,002	60,079,462	60,497,295
Borrowings and other debt obligations (4)	43,524,445	49,828,582	40,381,582	14,025,101	20,046,914
Total liabilities	114,991,765	119,259,732	107,919,751	77,259,026	84,401,201
Total stockholder's equity (5)	22,378,758	21,847,100	24,919,709	15,650,438	15,056,233
Summary Statement of Operations
Total interest income	$7,989,751	$8,137,616	$7,330,742	$2,706,915	$3,081,464
Total interest expense	1,425,059	1,236,210	1,087,642	837,364	949,104
Net interest income	6,564,692	6,901,406	6,243,100	1,869,551	2,132,360
Provision for credit losses (6)	2,979,725	4,079,743	2,459,998	108,279	472,735
Net interest income after provision for credit losses	3,584,967	2,821,663	3,783,102	1,761,272	1,659,625
Total non-interest income (7)	2,755,705	2,896,217	5,059,462	1,552,830	1,544,185
Total general and administrative expenses(8)	5,122,211	4,724,400	3,777,173	2,215,411	1,995,445
Total other expenses (9)	263,983	4,648,674	358,173	170,475	492,100
Income/(loss) before income taxes	954,478	(3,655,194)	4,707,218	928,216	716,265
Income tax provision/(benefit) (10)	313,715	(599,758)	1,673,123	145,012	(31,891)
Net income / (loss)	$640,763	$(3,055,436)	$3,034,095	$783,204	$748,156
Selected Financial Ratios (11)
Return on average assets	0.45%	(2.18)%	2.46%	0.81%	0.77%
Return on average equity	2.88%	(11.98)%	12.95%	5.10%	5.05%
Average equity to average assets	15.75%	18.15%	18.99%	15.96%	15.31%
Efficiency ratio	57.79%	95.67%	36.59%	69.71%	67.66%

(1)
On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control.

(2)
Financial results for the years ended 2016, 2015 and 2014 include the impact of the change in control in the first quarter of 2014 (the "Change in Control"). Prior to the Change in Control, the Company accounted for its investment in SC through an equity method investment. Following the Change in Control, the Company consolidated the financial results of SC in the Company’s Consolidated Financial Statements. The Company’s consolidation of SC is treated as an acquisition of SC by the Company in accordance with Accounting Standards Codification ("ASC") No. 805 - Business Combinations (ASC 805). Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

(3)
The decrease in investment securities from 2012 to 2013 and from 2015 to 2016 reflect sales used to pay down borrowed funds. The increase in total assets from 2013 to 2014 is due to the Change in Control of SC. The increase from 2014 to 2015 is due to an increase in the investment portfolio as the Company invested in high quality liquid assets as well as growth in the loan portfolio and the operating lease portfolio.

(4)
The decrease in borrowings and other debt obligations from 2015 to 2016 and from 2012 to 2013 reflects the Company's use of portions of the proceeds from the sale of investment securities to pay off borrowed funds. The Change in Control was the primary cause of the increase in borrowings and other debt obligations in from 2013 to 2014. The increase from 2014 to 2015 is primarily a result of the Company funding the growth of the loan portfolio and operating lease portfolio.

(5)	Refer to the Statements of Changes in Stockholder's Equity for details of the increase during 2014.

(6)
In 2012 and 2013, the Company experienced favorable credit quality trends and declining provisions due, in large part, to the modest economic recovery in the U.S. and the Company’s footprint. The provision started increasing during 2014 due to the Change in Control of SC as the Company consolidated SC's RIC portfolio. The provision for credit losses in 2015 and 2016 is primarily driven by SC's RIC portfolio.

(7)	The increase in Non-interest income in 2014 includes a $2.4 billion gain on acquisition, which is related to the Change in Control. Refer to the MD&A for further discussion.

(8)
Increases in general and administrative expenses from 2015 to 2016 are primarily related to increased compensation costs, technology expenses, and increased lease expenses relating to the SC's leased vehicle portfolio. Additional increases from 2014 to 2015 are a result of an increase in head count resulting in additional compensation and benefit expenses, increases in professional services related to consulting costs due to the Change in Control, preparation for and implementation of new capital requirements, and other regulatory and governance related-projects The increase from 2013 to 2014 and the following years are attributable to the Change in Control. Refer to the MD&A for further discussion.

(9)
Other expenses increased in 2015 due to an impairment charge to goodwill in the amount of $4.5 billion on the Company's consumer finance subsidiary. Other expenses in 2014 included a one-time impairment charge of $97.5 million related to long-lived assets. This also includes debt extinguishment charges of $114.2 million, zero, and $127.1 million in 2016, 2015, and 2014, respectively.

(10)
Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information. The income tax benefit in 2015 is primarily the result of the benefit recorded for the release of the deferred tax liability in conjunction with the goodwill impairment charge. The higher income tax provision in 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control. The tax benefit in 2012 is mainly due to new investments in 2012 that qualify for federal tax credits.

(11)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC (“SSLLC”), a broker-dealer located in Puerto Rico; Banco Santander International (“BSI”), a financial services company located in Miami which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

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

SC's primary business is the indirect origination and securitization of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Further information about SC’s business is provided below in the “Chrysler Capital” section.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal unsecured loans, private-label credit cards and other consumer finance products.

In 2014, SC's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SC Common Stock”) was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of SC Common Stock.

Immediately following the IPO, the Company owned approximately 61% of the shares of SC Common Stock. The IPO resulted in a change in control and consolidation of SC (the "Change in Control").

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

The Company became a IHC for Santander's U.S. subsidiary activities on July 1, 2016. The Company's other subsidiaries include Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a broker-dealer located in Puerto Rico, Banco Santander International ("BSI"), a financial services company located in Miami which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York, New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities, as well as several other subsidiaries. Refer to Note 24 for additional details on the formation of the IHC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chrysler Capital

SC offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand ("Chrysler Capital"), the trade name used in providing services under the ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates that the Company must meet under the terms of the Chrysler Agreement were as follows as of December 31, 2016.

	Program Year (a)
	1	2	3	4	5
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	17%	—

(a) Each Program Year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b) Actual penetration rates shown for Program Year 1, 2 and 3 are as of April 30, 2014, 2015 and 2016, respectively, the end date of each of those Program Years. Actual penetration rate shown for Program Year 4, which ends April 30, 2017, is as of December 31, 2016.

The target penetration rate as of April 30, 2016 (the end of the third year of the Chrysler Agreement) was 54%. SC's actual penetration rate as of December 31, 2016 was 17%, which declined from 29% in December 2015. SC's penetration rate has been constrained due to a more competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders' offers. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and SC remains committed to the Chrysler Agreement.

SC has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the fourth quarter of 2015, SC partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the year ended December 31, 2016, SC originated more than $8.0 billion in Chrysler Capital loans, which represented 49% of total RIC originations, with an approximately even share between prime and non-prime, as well as more than $5.5 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during the year ended December 31, 2016 were made under the Chrysler Agreement. Since its May 1, 2013 launch, Chrysler Capital has originated more than $38.0 billion in retail loans and $17.6 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of December 31, 2016, SC's auto RIC portfolio consisted of $7.4 billion of Chrysler Capital loans, which represents 32% of SC's auto RIC portfolio.

Since May 1, 2013, SC has been the preferred provider for FCA’s consumer loans and leases and dealer loans under the terms of the Chrysler Agreement. Business generated under the Chrysler Agreement is branded as Chrysler Capital. In connection with entering into the Chrysler Agreement, SC paid FCA a $150 million upfront, non-refundable fee, which is being amortized over the ten-year term as an adjustment to finance and other interest income. SC has also executed an equity option agreement with FCA whereby FCA may elect to purchase an equity participation of any percentage in the Chrysler Capital portion of SC's business at fair market value.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby it was committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. For the years ended December 31, 2016 and 2015, SC sold $2.1 billion and $3.0 billion of loans under this agreement, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has sold loans to Citizen’s Bank (“CBP”) under a flow agreement and predecessor sale agreements. During the years ended December 31, 2016 and 2015, SC sold $0.7 billion and $1.3 billion, respectively, to CBP under this flow agreement and predecessor purchase agreements. On February 13, 2017, SC and CBP entered into a mutual agreement to terminate this flow agreement effective May 1, 2017.

SC is currently seeking to enter into new flow agreements related to Chrysler Capital loans and leases with one or more parties; however, there can be no assurance that new flow agreements will be executed or that the new flow agreements will be on terms as favorable as prior agreements, including SC's prior flow agreements with Bank of America and CBP.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

Despite a decline in the gross domestic product growth rate during the fourth quarter, the U.S. economy continued to recover during 2016 as the unemployment rate continued its downward trend over the past number of years and market results improved.

The unemployment rate at December 31, 2016 decreased to 4.7% compared to 5.0% at September 30, 2016 and was down from 5.0% one year ago. According to the U.S. Bureau of Labor Statistics, this job growth is primarily attributable to the professional and business services and health care sectors.

The Bureau of Economic Analysis advance estimate indicates that real GDP grew at an annualized rate of 1.9% for the fourth quarter of 2016, compared to 3.5% in the third quarter of 2016. The deceleration in real GDP in the fourth quarter reflected a downturn in exports, an acceleration in imports, a deceleration in PCE, and a downturn in federal government spending that were partly offset by an upturn in residential fixed investment, an acceleration in private inventory investment, an upturn in state and local government spending, and an acceleration in nonresidential fixed investment.

Market results were positive in the fourth quarter of 2016. The total year-to-date returns for the following indices based on closing prices at December 31, 2016 were:

December 31, 2016
Dow Jones Industrial Average	13.4%
S&P 500	9.5%
NASDAQ Composite	7.5%

At its December 2016 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 0.50%-0.75% from 0.25%-0.50%. Inflation is running at just over the targeted rate of 2.0%.

Subsequent to the year end, on March 15, 2017, the Federal Open Market Committee decided to further raise the federal funds rate target to 0.75%-1.00%, indicating that the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace.

The 10-year Treasury bond rate at December 31, 2016 was 2.45%, up from 2.27% at December 31, 2015. Over the past year, the 10-year Treasury bond rate increased 18 basis points. Within the industry, this metric is often considered to correspond to 15-year and 30-year mortgage rates.

According to statistics published by the Mortgage Bankers Association, mortgage originations showed an overall yearly increase from December 31, 2015 to December 31, 2016 of 12.68%. This was despite a fourth quarter decrease of 16.22% from September 30, 2016 to December 31, 2016. Refinancing activity showed an overall increase year-on-year of 20.98% from December 31, 2015 to December 31, 2016, despite having decreased by 9.51% from September 30, 2016 to December 31, 2016. After reaching its peak in 2009, the ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. This trend confirmed an improvement in credit quality and downward trends in general allowance reserves. For 2016, the NPL ratio remained consistent with 2015 levels.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changing market conditions are considered a significant risk factor to the Company. The continued low interest rate environment presents challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk and the associated provision for credit losses and legal expense.

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander, the Kingdom of Spain, and Banco Santander Puerto Rico as of December 31, 2016:

	BANK		SHUSA		SANTANDER		SPAIN		Puerto Rico
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
Long-Term	Baa2	BBB+	Baa3	BBB+	A3	A-	Baa2	BBB+	Baa2	BBB-
Short-Term	P-1	A-2	n/a	A-2	P-2	A-2	P-2	A-2	P-2	A-3
Outlook	Stable	Stable	Stable	Stable	Stable	Stable	Stable	Stable	Stable	Negative

Subsequent to the year end, on February 9, 2017, Standard & Poor`s upgraded the outlook of the Santander Group from stable to positive.

Also subsequent to the year end, on February 8, 2017, Moody`s affirmed the debt and deposit ratings of Banco Santander Puerto Rico.

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

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act ("the ECOA") (which prohibits creditors from discriminating against applicants on the basis of race, color, religion or other factors), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (the “SCRA”) (which provides certain protections for individuals on active duty in the military), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act (which contains certain requirements relating to the mortgage settlement process), the Expedited Funds Availability Act (which establishes the maximum permissible hold periods for checks and other deposits and the disclosure requirements for funds availability), the Credit Card Accountability, Responsibility and Disclosure Act (which establishes fair practices relating to the extension of credit under open-end consumer credit plans) and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of, debit cards, automated teller machines ("ATMs") and other electronic banking services), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight from the Federal Reserve for BHC regulatory supervision purposes, as well as the Consumer Financial Protection Bureau (the "CFPB").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DFA

The DFA, enacted on July 21, 2010, instituted major changes to banking and financial institution regulatory regimes as a result of the financial crisis. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced substantial reforms that reshape the financial services industry, including significantly enhanced regulation. This enhanced regulation has involved and will continue to involve higher compliance costs and negatively affect the Company's revenue and earnings. More specifically, the DFA imposes enhanced prudential standards ("EPS") on BHCs with at least $50 billion in total consolidated assets (often referred to as “systemically important financial institutions”), including the Company, and requires the Board of Governors of the Federal Reserve System (the "Federal Reserve") to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based capital requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

On February 25, 2015, we entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act ("SCRA"). The consent order requires us to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by us and $5,000 per servicemember for each instance where we sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also requires us to undertake additional remedial measures. The consent order also subjects us to monitoring by the DOJ for compliance with SCRA for a period of five years.

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

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Company's bank subsidiaries, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Company's bank subsidiaries may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, which likely would impact revenue and costs. SC is already subject to such state-level regulation.

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive officers. The Company's ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

Other requirements of the DFA include increases in the amount of deposit insurance assessments the Company's bank subsidiaries must pay; changes to the nature and levels of fees charged to consumers, which are negatively affecting the Company's bank subsidiaries' income; banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions; and increasing regulation of the derivatives markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivatives market participants, which will increase the cost of conducting this business.

Volcker Rule

The DFA added new section 13 to the BHC Act, which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the Covered Fund; (ii) controlling the Covered Fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the Covered Fund. These prohibitions are subject to certain exemptions for permitted activities.

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company and certain of its subsidiaries and numerous other Santander subsidiaries in the United States and abroad.

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that were necessary to comply with the Volcker Rule before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the entity and its level of trading and Covered Fund activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, have and will continue to have a significant effect on banks and BHCs, including the Company and the Bank. In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, this rule became effective for SHUSA on January 1, 2015.

The rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter.

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

As of December 31, 2016, the Bank's and the Company's CET1 ratios under the transitional provisions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach were 16.17% and 14.51%, respectively. Under Basel III, on a fully phased-in basis under the standardized approach (Non-GAAP), were 15.76% and 13.74%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. The Company believes that, as of December 31, 2016, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as EPS and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as the Company were required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 for the BHC. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results starting October 1, 2018. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

Stress Tests and Capital Adequacy

The Company is subject to written agreements with the Federal Reserve Bank (the "FRB") of Boston which address stress testing and capital adequacy:

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

The Company remains subject to the capital plan rule, which requires the Company and the Bank to perform stress tests and submit the results to the Federal Reserve and the OCC on an annual basis. The Company is also required to submit a mid-year stress test to the Federal Reserve. In addition, together with the annual stress test submission, the Company is required to submit a proposed capital plan to the Federal Reserve. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans.

Under the revised capital plan rule , the Company is considered a large and non-complex BHC, and the Federal Reserve may object to the Company’s capital plan if the Federal Reserve determines that the Company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. Large and non-complex BHCs are no longer subject to the qualitative objection criteria of the capital plan rule which are applied to larger banks which fall outside the large and non-complex BHC definition.

In June 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plan submitted by the Company. However, the Company is permitted to continue the payment of dividends on the Company's outstanding class of preferred stock. In 2017, while no longer subject to the qualitative requirements of the revised capital plan rule, the Company remains subject to the written agreements with the FRB of Boston described above, and may not make or permit any subsidiary to make any capital distribution, without the prior written approval of the Federal Reserve.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Payment of Dividends

The Parent Company is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends as described in the “Stress Tests and Capital Adequacy” discussion in this section.

Total Loss-Absorbing Capacity ("TLAC")

The Federal Reserve adopted a rule on December 15, 2016 that will require certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt (the “TLAC Rule”). The TLAC Rule, which amends Regulation YY, applies to U.S. global systemically important banks and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBOs; the Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of long-term debt (“LTD”) and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its Risk Weighted Assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC. SHUSA must maintain a TLAC buffer composed solely of common equity Tier 1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. In addition to TLAC, the rule requires SHUSA to hold LTD in an amount no less than the greater of 6% of its RWAs or 3.5% of its total consolidated assets. The final rule is effective January 1, 2019.

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

Risk Retention Rule

On December 24, 2014, the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of asset-backed securities ("ABS") to retain not less than five percent of the credit risk of the assets collateralizing the ABS. Compliance with the rule with respect to ABS collateralized by residential mortgages is required beginning December 24, 2015. Compliance with the rule with regard to all other classes of ABS is required beginning December 24, 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and is expected to comply with the retention requirements effective December 24, 2016.

FBOs

On February 18, 2014, the Federal Reserve issued the final rule to strengthen regulatory oversight of FBOs (the “FBO Final Rule”). Under the FBO Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the FBO Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, Banco Santander International, a private bank headquartered in Miami, Santander Investment Securities, Inc., a broker-dealer located in New York, and Santander Securities LLC, a Puerto Rico broker-dealer. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W ("Reg. W") which governs the activities of the Company and its banking subsidiaries with affiliated companies and individuals. Section 23A places limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

Section 23B of the Federal Reserve Act prohibits an institution from engaging in certain transactions with affiliates unless the transactions are considered arms-length. To meet the definition of arms-length, the terms of the transaction must be the same, or at least as favorable, as those for similar transactions with non-affiliated companies.

As a U.S. domiciled subsidiary of a global parent with significant non-bank affiliates, the Company faces elevated compliance risk in this area.

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

Community Reinvestment Act ("CRA")

SBNA and Banco Santander Puerto Rico are subject to the requirements of the CRA, which requires the appropriate Federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. Banco Santander Puerto Rico’s current CRA rating is “Outstanding.” The Bank’s most recent public CRA report of examination rated the Bank as “Needs to Improve” for the January 1, 2011 through December 31, 2013 evaluation period. The Bank’s rating based solely on the applicable CRA lending, service and investment tests would have been “satisfactory.” However, the overall rating was lowered to “Needs to Improve” due to previously disclosed instances of non-compliance by the Bank that are being remediated. The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes. In addition, there may be some negative impacts on aspects of the Bank’s business as a result of the downgrade. For example, certain categories of depositors are restricted from making deposits in banks with a “Needs to Improve” rating.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander group.

During the period covered by this report:

•
Santander U.K. plc ("Santander U.K.") holds two savings and one current accounts for two customers resident in the U.K. who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenue and profits generated by Santander U.K. on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of the company.

•
Santander U.K. held a savings account for a customer resident in the U.K. who is currently designated by the U.S. under the SDGT sanctions program. The savings account was closed on July 26, 2016. Revenue generated by Santander U.K. on this account in the year ended December 31, 2016 was negligible relative to the overall revenues of the company.

•
Santander U.K. held an account for a customer resident in the U.K. who is currently designated by the U.S. under the SDGT sanctions program. The account was closed on December 22, 2016. Revenue generated by Santander U.K. on this account in the year ended December 31, 2016 was negligible relative to the overall revenues of the company.

•
Santander U.K. holds two frozen current accounts for U.K. nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2016. The accounts are in arrears (£1,845 in debit combined) and are currently being managed by Santander U.K. Collections & Recoveries Department. Revenues and profits generated by Santander U.K. on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues and profits of the company.

•
In addition, during the year ended December 31, 2016, Santander U.K. has identified an Office of Foreign Assets Control ("OFAC") match on a power of attorney account. The power of attorney listed on the account is currently designated by the U.S. under the SDGT and Iranian Financial Sanction Regulation ("IFSR") sanctions program. The power of attorney was removed from the account on July 29, 2016. During the year ended December 31, 2016, revenues and profits generated by Santander U.K. were negligible relative to the overall revenues and profits of the company.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the IFSR and the Non-Proliferation of Weapons of Mass Destruction ("NPWMD") designation, held a mortgage with Santander U.K. that was issued prior to such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander U.K. continued to receive repayment installments prior to redemption. Revenues generated by Santander U.K. on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of the company. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and bank checks issued to the customer. Revenues generated by Santander U.K. on these accounts in the year ended December 31, 2016 were negligible relative to the overall revenues of the company.

•
In addition, during the year ended December 31, 2016, Santander U.K. held a basic current account for an Iranian resident in U.K. previously designated under the OFAC Iran designation. The account was closed in September 2016. Revenues generated by Santander U.K. on this account in the year ended December 31, 2016 were negligible relative to the overall revenues of the company.

•
In addition, the group has an outstanding legacy export credit facility with Bank Mellat. In 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of December 31, 2016, the group was owed €0.1 million not paid at maturity under this credit facility, corresponding to the 5% that was not covered by official export credit agencies.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander has not been receiving payments from Bank Mellat under this or other credit facilities in recent years. Santander has been and expected to continue to be repaid any amounts due by official export credit agencies. No funds have been extended by Santander under this facility since it was granted.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would need prior approval from the Spanish government to pay any amounts due to Bank Sepah or Bank Mellat pursuant to Council Regulation (EU) No. 2015/1861.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits for the year ended December 31, 2016, which were negligible relative to the overall profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be subject to prior approval (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

The Company does not have any activities, transactions, or dealings which would require disclosure under Section 13(r) of the Exchange Act.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion reviews the Company's financial performance over the past three years. This review is analyzed in the following two sections - "Results of Operations for the Years Ended December 31, 2016 and 2015" and "Results of Operations for the Years Ended December 31, 2015 and 2014." Each section includes a detailed income statement and segment results review. Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. The following discussion has been updated to reflect the effects of the recast except for Capital ratios as of December 31, 2015 have not been re-cast for the consolidation of IHC entities as regulatory filings are only impacted prospectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,		YTD Change
	2016	2015	Dollar	Percentage
	(in thousands)
Net interest income	$6,564,692	$6,901,406	$(336,714)	(4.9)%
Provision for credit losses	(2,979,725)	(4,079,743)	1,100,018	(27.0)%
Total non-interest income	2,755,705	2,896,217	(140,512)	(4.9)%
General and administrative expenses	(5,122,211)	(4,724,400)	(397,811)	8.4%
Other expenses	(263,983)	(4,648,674)	4,384,691	(94.3)%
Income/(loss) before income taxes	954,478	(3,655,194)	4,609,672	(126.1)%
Income tax provision/(benefit)	313,715	(599,758)	913,473	(152.3)%
Net income / (loss)(1)	$640,763	$(3,055,436)	$3,696,199	(121.0)%
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax income of $1.0 billion for the year ended December 31, 2016, compared to a pre-tax loss of $3.7 billion for the year ended December 31, 2015. Factors contributing to these changes were as follows:

•
Net interest income decreased $336.7 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to yield decreases on loans, and an increase in interest expense due to higher borrowing levels and associated interest rates in 2016 compared to 2015.

•
The provision for credit losses decreased $1.1 billion for the year ended December 31, 2016 compared to 2015. This decrease was primarily related to the buildup of the allowance for loan and lease losses ("ALLL") coverage ratio throughout 2015, mainly on the retail installment contract ("RIC") and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

•
Total non-interest income decreased $140.5 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily in miscellaneous income attributable to less sales of operating leases and fair value mark-downs of the fair value associated with personal unsecured LHFS during the current period when compared with the prior period, offset by an increase in lease income.

•
Total general and administrative expenses increased $397.8 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to an increase in lease expenses and compensation and benefits.

•
Other expenses decreased $4.4 billion for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to an impairment of goodwill in the amount of $4.5 billion recorded in 2015, with no impairment recorded in the year ended December 31, 2016. There was also an increase in losses on debt extinguishment associated with repositioning the balance sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
The income tax provision increased $913.5 million for the year ended December 31, 2016, compared to 2015. The increase for the period was due to discrete tax provisions recognized in 2016 compared to discrete tax benefits in the prior year, which resulted in a higher effective tax rate for 2016.

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

The Company considers various measures when evaluating capital utilization and adequacy. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because GAAP does not include capital ratio measures, the Company believes that there are no comparable GAAP financial measures to these ratios. These ratios are not formally defined by GAAP and are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess the Company's capital adequacy using these ratios, the Company believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Company believes these non-GAAP measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures may allow readers to compare certain aspects of the Company's capitalization to other organizations. However, because there are no standardized definitions for these ratios, the Company's calculations may not be directly comparable with those of other organizations, and the usefulness of these measures to investors may be limited. As a result, the Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Return on Average Assets:
Net income/(loss)	$640,763	$(3,055,436)	$3,034,095	$783,204	$748,156
Average assets	141,148,249	140,461,913	123,410,743	96,183,449	96,842,754
Return on average assets	0.45%	(2.18)%	2.46%	0.81%	0.77%

Return on Average Equity:
Net income/(loss)	$640,763	$(3,055,436)	$3,034,095	$783,204	$748,156
Average equity	22,232,729	25,495,652	23,434,691	15,353,336	14,822,056
Return on average equity	2.88%	(11.98)%	12.95%	5.10%	5.05%

Average Equity to Average Assets:
Average equity	$22,232,729	$25,495,652	$23,434,691	$15,353,336	$14,822,056
Average assets	141,148,249	140,461,913	123,410,743	96,183,449	96,842,754
Average equity to average assets	15.75%	18.15%	18.99%	15.96%	15.31%

Efficiency Ratio:
General and administrative expenses	$5,122,211	$4,724,400	$3,777,173	$2,215,411	$1,995,445
Other expenses	263,983	4,648,674	358,173	170,475	492,100
Total expenses (numerator)	5,386,194	9,373,074	4,135,346	2,385,886	2,487,545

Net interest income	$6,564,692	$6,901,406	$6,243,100	$1,869,551	$2,132,360
Non-interest income	2,755,705	2,896,217	5,059,462	1,552,830	1,544,185

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total net interest income and non-interest income (denominator)	9,320,397	9,797,623	11,302,562	3,422,381	3,676,545

Efficiency ratio	57.79%	95.67%	36.59%	69.71%	67.66%

	Transitional				Fully Phased In(5)
	SBNA		SHUSA(4)		SBNA	SHUSA
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2016
	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)

Total stockholder's equity (U.S. GAAP)	$13,418,228	$13,325,978	$19,621,883	$17,136,805	$13,418,228	$19,621,883
Less: Preferred stock	—	—	(195,445)	(195,445)	—	(195,445)
Goodwill	(3,402,637)	(3,402,637)	(4,454,925)	(4,444,389)	(3,402,637)	(4,454,925)
Intangible assets	(3,679)	(6,715)	(597,244)	(639,055)	(3,679)	(597,244)
Deferred taxes on goodwill and intangible assets	343,807	344,678	586,992	584,805	344,295	587,481
Other adjustments to CET1 / Common equity tier 1(3)	(153,817)	(125,440)	437,177	638,892	(258,439)	50,612
Disallowed deferred tax assets	(406,341)	(418,420)	(455,396)	(244,388)	(406,341)	(758,993)
Accumulated other comprehensive loss	210,141	140,212	193,208	139,641	210,141	193,208
Common equity tier 1 capital (numerator)	$10,005,702	$9,857,656	$15,136,250	$12,976,866	$9,901,568	$14,446,577
Risk weighted assets (denominator)(2)	61,885,512	71,395,253	104,333,528	108,395,130	62,843,106	105,178,518
Ratio	16.17%	13.81%	14.51%	11.97%	15.76%	13.74%

(1) CET1 is calculated under Basel III regulations required as of January 1, 2015.
(2) Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's and the Bank's total RWAs.
(3) Represents the impact of noncontrolling interests, transitional and other intangible adjustments for regulatory capital.
(4) Capital ratios as of December 31, 2015 have not been re-cast for the consolidation of IHC entities as regulatory filings are only impacted prospectively.
(5) Represents non-GAAP measures

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31,
	2016 (1)			2015 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$29,287,122	$378,404	1.29%	$27,457,675	$405,594	1.48%	$(27,190)	$30,869	$(58,059)
LOANS(3):
Commercial loans	37,313,431	1,219,667	3.27%	35,765,796	1,141,115	3.19%	78,552	50,150	28,402
Multifamily	9,126,075	331,344	3.63%	8,927,502	361,858	4.05%	(30,514)	8,276	(38,790)
Total commercial loans	46,439,506	1,551,011	3.34%	44,693,298	1,502,973	3.36%	48,038	58,426	(10,388)
Consumer loans:
Residential mortgages	7,887,893	316,015	4.01%	8,165,625	339,541	4.16%	(23,526)	(11,345)	(12,181)
Home equity loans and lines of credit	6,076,177	219,691	3.62%	6,165,718	218,018	3.54%	1,673	(3,037)	4,710
Total consumer loans secured by real estate	13,964,070	535,706	3.84%	14,331,343	557,559	3.89%	(21,853)	(14,382)	(7,471)
Retail installment contracts and auto loans	26,636,271	4,831,270	18.14%	24,637,592	4,843,916	19.66%	(12,646)	(279,353)	266,707
Personal unsecured	2,310,996	610,998	26.44%	3,340,235	721,318	21.59%	(110,320)	(405,526)	295,206
Other consumer(4)	910,686	82,362	9.04%	1,156,606	106,256	9.19%	(23,894)	(22,265)	(1,629)
Total consumer	43,822,023	6,060,336	13.83%	43,465,776	6,229,049	14.33%	(168,713)	(721,526)	552,813
Total loans	90,261,529	7,611,347	8.43%	88,159,074	7,732,022	8.77%	(120,675)	(663,100)	542,425
Allowance for loan and lease losses (5)	(3,664,095)	—	—%	(2,631,602)	—	—%
NET LOANS	86,597,434	7,611,347	8.79%	85,527,472	7,732,022	9.04%	(120,675)	(663,100)	542,425
Intercompany investments	14,640	904	6.17%	14,591	886	6.07%	18	3	15
TOTAL EARNING ASSETS	115,899,196	7,990,655	6.89%	112,999,738	8,138,502	7.20%	(147,847)	(632,228)	484,381
Other assets(6)	25,249,053			27,462,175
TOTAL ASSETS	$141,148,249			$140,461,913
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,682,723	$42,013	0.36%	$12,953,809	$56,327	0.43%	$(14,314)	$(5,181)	$(9,133)
Savings	5,956,770	12,723	0.21%	6,488,645	14,389	0.22%	(1,666)	(1,149)	(517)
Money market	25,029,571	126,417	0.51%	23,135,793	127,576	0.55%	(1,159)	43,042	(44,201)
Certificates of deposit	9,738,344	95,869	0.98%	9,589,966	90,853	0.95%	5,016	1,421	3,595
TOTAL INTEREST BEARING DEPOSITS	52,407,408	277,022	0.53%	52,168,213	289,145	0.55%	(12,123)	38,133	(50,256)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	9,466,243	126,799	1.34%	10,219,740	181,414	1.78%	(54,615)	(12,617)	(41,998)
Other borrowings	38,042,187	1,021,238	2.68%	35,108,308	765,651	2.18%	255,587	67,909	187,678
TOTAL BORROWED FUNDS (7)	47,508,430	1,148,037	2.42%	45,328,048	947,065	2.09%	200,972	55,292	145,680
TOTAL INTEREST BEARING FUNDING LIABILITIES	99,915,838	1,425,059	1.43%	97,496,261	1,236,210	1.27%	188,849	93,425	95,424
Noninterest bearing demand deposits	14,410,397			12,710,485
Other liabilities(8)	4,589,285			4,759,515
TOTAL LIABILITIES	118,915,520			114,966,261
STOCKHOLDER’S EQUITY	22,232,729			25,495,652
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$141,148,249			$140,461,913

NET INTEREST SPREAD (9)			5.46%			5.93%
NET INTEREST MARGIN (10)			5.66%			6.11%
NET INTEREST INCOME		$6,564,692			$6,901,406
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.16x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income

(3)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale ("LHFS").

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(4)	Other consumer primarily includes recreational vehicle ("RV") and marine loans.

(5)	Refer to Note 4 to the Consolidated Financial Statements for further discussion.

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank owned life insurance ("BOLI"), accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and mortgage servicing rights ("MSRs"). Refer to Note 9 to the Consolidated Financial Statements for further discussion.

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

NET INTEREST INCOME

	Year Ended December 31,		YTD Change
	2016	2015	Dollar	Percentage
	(dollars in thousands)
INTEREST INCOME:
Interest-earning deposits	$57,361	$21,745	$35,616	163.8%
Investments available-for-sale	284,796	331,379	(46,583)	(14.1)%
Investments held-to-maturity	3,526	—	3,526	100%
Other investments	32,721	52,470	(19,749)	(37.6)%
Total interest income on investment securities and interest-earning deposits	378,404	405,594	(27,190)	(6.7)%
Interest on loans	7,611,347	7,732,022	(120,675)	(1.6)%
Total Interest Income	7,989,751	8,137,616	(147,865)	(1.8)%
INTEREST EXPENSE:
Deposits and customer accounts	277,022	289,145	(12,123)	(4.2)%
Borrowings and other debt obligations	1,148,037	947,065	200,972	21.2%
Total Interest Expense	1,425,059	1,236,210	188,849	15.3%
NET INTEREST INCOME	$6,564,692	$6,901,406	$(336,714)	(4.9)%

Net interest income decreased $336.7 million for the year ended December 31, 2016 compared to 2015. This overall decrease was primarily due to yield decreases on loans, and an increase in interest expense due to higher borrowing levels and associated interest rates in 2016 compared to 2015.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $27.2 million for the year ended December 31, 2016 compared to 2015. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2016 was $29.3 billion with an average yield of 1.29%, compared to an average balance of $27.5 billion with an average yield of 1.48% for 2015. The decrease in interest income on investment securities and interest-earning deposits for the year ended December 31, 2016 was primarily attributable to a decrease of $66.3 million in interest income on investment available-for-sale securities and other investments, offset by $35.6 million increase in interest income on short term deposits compared to the corresponding period in 2015.

Interest Income on Loans

Interest income on loans decreased $120.7 million for the year ended December 31, 2016 compared to 2015. The average balance of total loans was $90.3 billion with an average yield of 8.43% for the year ended December 31, 2016, compared to $88.2 billion with an average yield of 8.77% for 2015. The increases in the average balance of total loans of $2.1 billion was primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increases, was $26.6 billion with an average yield of 18.14% for the year ended December 31, 2016, compared to $24.6 billion with an average yield of 19.66% for 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in interest income on loans was primarily due to the activity in originations in the unsecured loan portfolios as the Company sold the LendingClub loans in February 2016. Interest income on the personal unsecured loans portfolio decreased $110.3 million for the year ended December 31, 2016. The average balance of the portfolio decreased from $3.3 billion in 2015 to $2.3 billion in 2016.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $12.1 million for the year ended December 31, 2016 compared to 2015. The average balance of total interest-bearing deposits was $52.4 billion with an average cost of 0.53% for the year ended December 31, 2016, compared to an average balance of $52.2 billion with an average cost of 0.55% for 2015. The decrease in interest expense on deposits and customer-related accounts during the year ended December 31, 2016 was primarily due to the decrease in the interest rate paid on deposits during the year.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $201.0 million for the year ended December 31, 2016 compared to 2015. The increase in interest expense on borrowed funds was due to the increase in the interest rate paid for the year ended December 31, 2016. These increases were primarily due to $1.6 billion of new debt issued by SHUSA, and net $1.4 billion of SC on balance sheet securitization activity from December 31, 2015 to December 31, 2016. The average balance of total borrowings was $47.5 billion with an average cost of 2.42% for the year ended December 31, 2016, compared to an average balance of $45.3 billion with an average cost of 2.09% for 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the year ended December 31, 2016 was $3.0 billion, compared to $4.1 billion for the corresponding period in 2015. This decrease for the year ended December 31, 2016 was primarily related to the buildup of the ALLL coverage ratio throughout 2015, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

	Year Ended December 31,
	2016	2015
	(in thousands)
ALLL, beginning of period	$3,246,145	$1,777,889
Charge-offs:
Commercial	(245,399)	(175,234)
Consumer	(4,720,135)	(4,489,848)
Total charge-offs	(4,965,534)	(4,665,082)
Recoveries:
Commercial	86,312	65,217
Consumer	2,442,921	2,030,177
Total recoveries	2,529,233	2,095,394
Charge-offs, net of recoveries	(2,436,301)	(2,569,688)
Provision for loan and lease losses (1)	3,004,620	4,065,061
Other(2):
Consumer	—	(27,117)
ALLL, end of period	$3,814,464	$3,246,145

Reserve for unfunded lending commitments, beginning of period	$149,021	$134,003
Provision for unfunded lending commitments (1)	(24,895)	14,682
Loss on unfunded lending commitments	(1,708)	336
Reserve for unfunded lending commitments, end of period	122,418	149,021
Total ACL, end of period	$3,936,882	$3,395,166

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

(2)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the first quarter of 2015.

The Company's net charge-offs decreased $133.4 million for the year ended December 31, 2016 compared to 2015.

Commercial charge-offs increased $70.2 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $66.6 million increase in Corporate Banking charge-offs.

Commercial recoveries increased $21.1 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $15.6 million increase in Commercial Real Estate, and a $7.6 million increase in Corporate Banking recoveries. Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were 0.3% for the year ended December 31, 2016 and 0.2% for the year ended December 31, 2015.

Consumer charge-offs increased $230.3 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $251.1 million increase in Consumer Auto loans, offset by an $8.4 million decrease in Home Equity loans and a $6.5 million decrease in Home Mortgage charge-offs.

Consumer recoveries increased $412.7 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $420.8 million increase in Consumer Auto loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 5.2% for the year ended December 31, 2016, compared to 5.7% for 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Year Ended December 31,		YTD Change
	2016	2015	Dollar	Percentage
	(dollars in thousands)
Consumer fees	$499,591	$495,727	$3,864	0.8%
Commercial fees	190,248	216,057	(25,809)	(11.9)%
Mortgage banking income, net	63,790	108,569	(44,779)	(41.2)%
Equity method investments gains/(losses), net	(11,054)	(8,818)	(2,236)	25.4%
Bank-owned life insurance	57,796	57,913	(117)	(0.2)%
Capital markets revenue	190,647	141,667	48,980	34.6%
Lease income	1,839,307	1,482,850	356,457	24.0%
Miscellaneous (loss)/income	(132,123)	383,425	(515,548)	(134.5)%
Net (losses)/gain recognized in earnings	57,503	18,827	38,676	205.4%
Total non-interest income	$2,755,705	$2,896,217	$(140,512)	(4.9)%

Total non-interest income decreased $140.5 million for the year ended December 31, 2016 compared to 2015. The decrease for the year ended December 31, 2016 was primarily due to decreases in miscellaneous income attributable to the decrease in sale of operating leases and the mark-down of the fair value associated with personal unsecured LHFS, partially offset by increases in lease income.

Consumer Fees

Consumer fees increased $3.9 million for the year ended December 31, 2016 compared to 2015. The increase in consumer fees for the year ended December 31, 2016 was primarily due to a $9.7 million increase in insurance and investment activities. This was partially offset by a $5.8 million decrease in loan fee income, which was attributable to the reduction of loans serviced by the Company due to loan sales and payoffs, and lower reserve recourse releases in 2016.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $25.8 million for the year ended December 31, 2016 compared to 2015, primarily due to a decrease in loan syndication fees of $13.0 million.

Mortgage Banking Revenue

	Year Ended December 31,		YTD Change
	2016	2015	Dollar	Percentage
	(dollars in thousands)
Mortgage and multifamily servicing fees	$42,996	$45,151	$(2,155)	(4.8)%
Net gains on sales of residential mortgage loans and related securities	35,720	49,682	(13,962)	(28.1)%
Net gains on sales of multifamily mortgage loans	6,368	30,261	(23,893)	(79.0)%
Net gains on hedging activities	(723)	5,757	(6,480)	(112.6)%
Net gains/(losses) from changes in MSR fair value	3,887	3,948	(61)	(1.5)%
MSR principal reductions	(24,458)	(26,230)	1,772	(6.8)%
Total mortgage banking income, net	$63,790	$108,569	$(44,779)	(41.2)%

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

Mortgage banking revenue decreased $44.8 million for the year ended December 31, 2016 compared to 2015. The decrease for 2016 was primarily attributable to $23.9 million lower gains on sales of multifamily mortgage loans, driven by lower provision releases, $14.0 million lower gains on sales of residential mortgage loans driven by lower residential mortgage sale activity, and $6.5 million lower gains on hedging activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since 2014, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%
September 30, 2015	3.88%	3.13%
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%
September 30, 2016	3.50%	2.88%
December 31, 2016	4.38%	3.63%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $2.2 million for the year ended December 31, 2016 compared to 2015. At December 31, 2016 and 2015, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $621.1 million and $858.2 million, respectively. The decrease in loans serviced for others is primarily due to paydowns received during 2016.

Net gains on sales of residential mortgage loans and related securities decreased $14.0 million for the year ended December 31, 2016, compared to 2015. For the year ended December 31, 2016, the Company sold $2.2 billion of mortgage loans for gains of $35.7 million, compared to $2.5 billion of loans sold for gains of $49.7 million for 2015.

The Company periodically sells qualifying mortgage loans to the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Government National Mortgage Association and the FNMA in return for MBS issued by those agencies. The Company records these transactions as sales when the transfers meet all of the accounting criteria for a sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions, which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of the MBS, servicing rights, and representation and warranty reserves is recognized as gain or loss on sale.

Net gains on sales of multifamily mortgage loans decreased $23.9 million for the year ended December 31, 2016 compared 2015. This decrease was primarily due to a $3.0 million release in the FNMA recourse reserve for the year ended December 31, 2016 compared to a $29.9 million release for 2015.

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

At December 31, 2016, the Company serviced loans with a principal balance of $341.7 million, for FNMA, compared to $552.1 million in 2015. These loans had a credit loss exposure of $34.4 million as of both December 31, 2016 and December 31, 2015. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of December 31, 2016 and December 31, 2015, the Company had a liability of $3.8 million and $6.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains on hedging activities decreased $6.5 million for the year ended December 31, 2016 compared to 2015. This variance for the year ended December 31, 2016 was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net gains from changes in MSR fair value was $3.9 million for the period ended December 31, 2016 and a net gain of $3.9 million for 2015. The carrying value of the related MSRs at December 31, 2016 and December 31, 2015 was $146.6 million and $147.2 million, respectively. The MSR asset fair value changes for the year ended December 31, 2016 were the result of decreases in interest rates.

The Company recognized $24.5 million of principal reductions for the year ended December 31, 2016, compared to $26.2 million for 2015. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing and generally follows along with interest rates.

Equity method investments gains/(losses), net

Equity method investments gains/(losses), net consists of income and losses on investments in unconsolidated entities and joint ventures in which the Company has an interest, but does not have a controlling interest. These include investments in community reinvestment projects and entities which own wind power generating projects. Equity method investments gains/(losses), net decreased $2.2 million for the year ended December 31, 2016, compared to 2015.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $0.1 million for the year ended December 31, 2016, compared to 2015.

Capital Markets Revenue

Capital markets revenue increased $49.0 million for the year ended December 31, 2016, compared to 2015. The increase was primarily due to a $41.4 million increase in investment banking income and a $9.1 million increase in commission fees.

Lease income

Lease income increased $356.5 million for the year ended December 31, 2016, compared to 2015. The average leased vehicle portfolio balance as of December 31, 2016 and December 31, 2015 was $9.1 billion and $7.5 billion, respectively. These increases were the result of the growth of the Company's lease portfolio.

Miscellaneous Income

Miscellaneous income decreased $515.5 million for the year ended December 31, 2016, compared to 2015, primarily due to additional lower of cost or market adjustments of $198.0 million on SC's personal unsecured portfolio. SC also earned $167.0 million less on lease and other miscellaneous sales for the year ended December 31, 2016, compared to 2015, primarily due to a lack of bulk loan and lease sales in 2016. Total other income decreased $332.8 million, including a $17.1 million decrease in miscellaneous income, mainly due to lower fair value adjustments on the Company's fair value option ("FVO") loan portfolio. For further discussion please see Note 18 to the Consolidated Financial Statements.

Net gains/(losses) recognized in earnings

The Company recognized $57.5 million of gains for the year ended December 31, 2016 in net (losses)/gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the year ended December 31, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, MBS, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $1.3 billion for a gain of $24.7 million, and state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company recognized $18.8 million of gains for the year ended December 31, 2015, in net (losses)/gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain for the year ended December 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $566.2 million for a gain of $6.7 million, and the sale of ABS with a book value of $683.9 million for a loss of $0.2 million, offset by other-than-temporary-impairment ("OTTI") of $1.1 million.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,		YTD Change
	2016	2015	Dollar	Percentage
	(dollars in thousands)
Compensation and benefits	$1,719,645	$1,598,497	$121,148	7.6%
Occupancy and equipment expenses	618,597	591,569	27,028	4.6%
Technology expense	245,321	220,984	24,337	11.0%
Outside services	285,900	295,676	(9,776)	(3.3)%
Marketing expense	112,858	85,205	27,653	32.5%
Loan expense	415,267	384,051	31,216	8.1%
Lease expense	1,305,712	1,121,531	184,181	16.4%
Other administrative expenses	418,911	426,887	(7,976)	(1.9)%
Total general and administrative expenses	$5,122,211	$4,724,400	$397,811	8.4%

Total general and administrative expenses increased $397.8 million for the year ended December 31, 2016 compared to 2015. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $121.1 million for the year ended December 31, 2016 compared to 2015. The primary driver of this increase was the Company's headcount, in particular within its consumer finance subsidiary.

•
Occupancy and equipment expenses increased $27.0 million for the year ended December 31, 2016 compared to 2015. This was primarily due to an increase in depreciation expense for the year ended December 31, 2015 of $30.9 million due to more assets being placed in service. There was a decrease in rental expense, which was almost completely offset by an increase in maintenance and repair expense.

•
Technology expense increased $24.3 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to the Company's increased technology services relating to Produban, a Santander affiliate.

•
Outside services decreased $9.8 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to decreased consulting service fees related to regulatory initiatives, including preparation for meeting the requirements of the IHC which became effective on July 1, 2016. Consulting fees decreased $38.7 million for the year ended December 31, 2016 compared to 2015. The decrease was offset by an increase in accounting and audit services expense and outside bank service charge expense.

•
Loan expense increased $31.2 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to an increase of $51.0 million in loan collection expenses. This was offset by $19.9 million decrease in loan servicing and loan origination expenses, primarily associated with the activity in the RIC and auto loan portfolio.

•
Lease expense increased $184.2 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Year Ended December 31,		YTD Change
	2016	2015	Dollar	Percentage
	(dollars in thousands)
Amortization of intangibles	$70,034	$79,921	$(9,887)	(12.4)%
Deposit insurance premiums and other expenses	77,976	61,503	16,473	26.8%
Loss on debt extinguishment	114,232	—	114,232	100%
Impairment of capitalized software	—	—	—	0%
Impairment of goodwill	—	4,507,095	(4,507,095)	(100.0)%
Investment expense on affordable housing projects	1,741	155	1,586	1,023.2%
Total other expenses	$263,983	$4,648,674	$(4,384,691)	(94.3)%

Total other expenses decreased $4.4 billion for the year ended December 31, 2016 compared to 2015. The primary factors contributing to this decrease were:

•
Amortization of intangibles decreased $9.9 million for the year ended December 31, 2016 compared to 2015. This decrease for the period was primarily due to the Company's core deposit intangibles and purchased credit card relationships from its acquisitions in 2006 and before becoming fully amortized in the second quarter of 2016.

•
Deposit insurance premiums and other expenses increased $16.5 million for the year ended December 31, 2016, compared to 2015. This increase was primarily driven by an increase in FDIC insurance premiums and an additional $13.9 million FDIC quarterly surcharge which commenced in the third quarter of 2016.

•
There were $114.2 million of losses on debt extinguishment during the year ended December 31, 2016, compared to no such losses for the year ended December 31, 2015. These expenses were primarily related to early termination fees incurred by the Company in association with the 2016 termination of FHLB advances. During the year ended December 31, 2016, the Bank terminated $3.8 billion of FHLB advances.

•
There was no impairment of goodwill recorded for the year ended December 31, 2016. The Company recorded an impairment of goodwill in the amount of $4.5 billion in 2015 related to the SC reporting unit. For further discussion on this matter, see the section of this MD&A captioned "Goodwill".

INCOME TAX PROVISION

An income tax provision of $313.7 million was recorded for the year ended December 31, 2016, compared to a benefit of $599.8 million for 2015. This resulted in an effective tax rate of 32.9% for the year ended December 31, 2016 compared to 16.4% for 2015.

The income tax provision in 2016 included a provision of $36.0 million related to increases in reserves regarding a dispute with the United States for certain financing transactions. The lower income tax provision in 2015 was primarily due a $996.1 million reduction in the deferred tax liability related to an impairment of the goodwill with respect to the Company's investment in SC.

During 2015, the Company also increased the reserve by $104.2 million for income taxes under this dispute with the United States for certain financing transactions.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2016 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, GCB, and SC. For additional information with respect to the Company's reporting segments, see Note 23 to the Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $234.1 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The average balances of the Consumer and Business Banking segment's gross loans were $16.9 billion for the year ended December 31, 2016, compared to $17.3 billion for the corresponding period in 2015. The average balances of deposits was $40.7 billion for the year ended December 31, 2016, compared to $39.4 billion for the corresponding period in 2015, primarily driven by growth in non-interest-bearing deposits. Total non-interest income increased $82.4 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The provision for credit losses increased $13.8 million for the year ended December 31, 2016, compared to the corresponding period in 2015. Total expenses decreased $60.7 million for the year ended December 31, 2016, compared to the corresponding period in 2015.

Total assets as of December 31, 2016 were $19.8 billion, compared to $20.0 billion as of December 31, 2015.

Commercial Banking

Net interest income increased $73.4 million for the year ended December 31, 2016, compared to the corresponding period in 2015. Total average gross loans were $11.9 billion for the year ended December 31, 2016, compared to $10.4 billion for the corresponding period in 2015. Total non-interest income increased $9.8 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The provision for credit losses increased $62.5 million for the year ended December 31, 2016, compared to the corresponding period in 2015, primarily driven by reserves for the energy finance business line. Total expenses increased $26.6 million for the year ended December 31, 2016, compared to the corresponding period in 2015.

Total assets were $12.0 billion as of December 31, 2016, compared to $16.6 billion as of December 31, 2015. Total average deposits were $8.1 billion for the year ended December 31, 2016, compared to $8.9 billion as of December 31, 2015.

Commercial Real Estate

Net interest income increased $14.4 million during the year ended December 31, 2016, compared to the corresponding period in 2015. The average balance of this segment's gross loans increased to $15.2 billion during the year ended December 31, 2016, compared to $14.5 billion for the corresponding period in 2015. The average balance of deposits was $843.3 million for the year ended December 31, 2016, compared to $787.5 million for the corresponding period in 2015. Total non-interest income decreased $19.9 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The provision for credit losses was $6.0 million for the year ended December 31, 2016, compared to $25.7 million for the corresponding period in 2015. Total expenses increased $15.8 million for the year ended December 31, 2016, compared to the corresponding period in 2015. Total assets were $14.6 billion as of December 31, 2016, compared to $15.1 billion as of December 31, 2015.

GCB

Net interest income increased $18.7 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The average balance of this segment's gross loans was $9.3 billion for the year ended December 31, 2016, compared to $9.6 billion for the corresponding period in 2015. The average balance of deposits was $2.2 billion for the year ended December 31, 2016, compared to $1.8 billion for the corresponding period in 2015. Total non-interest income decreased $6.4 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The provision for credit losses decreased $32.9 million for the year ended December 31, 2016, compared to the corresponding period in 2015. Total expenses increased $10.1 million for the year ended December 31, 2016, compared to the corresponding period in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total assets were $9.4 billion as of December 31, 2016, compared to $12.1 billion as of December 31, 2015.

Other

Net interest income decreased $309.3 million for the year ended December 31, 2016, compared to the corresponding period in 2015. Total non-interest income decreased $83.2 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The provision for credit losses decreased $22.8 million for the year ended December 31, 2016, compared to the corresponding period in 2015. Total expenses increased $194.1 million for the year ended December 31, 2016, compared to the corresponding period in 2015.

Total assets were $43.0 billion as of December 31, 2016, compared to $41.8 billion as of December 31, 2015.

SC

Net interest income decreased $165.9 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The fluctuation was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2016 due to higher market rates and increased spreads. Total non-interest income increased $129.0 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The provision for credit losses decreased $317.7 million for the year ended December 31, 2016, compared to the corresponding period in 2015. The decrease in provision for credit losses is primarily attributable to the lower of cost or fair value adjustment that was recorded in 2015 related to the transfer of the personal unsecured loan portfolio to held for sale from held for investment that did nor recur in 2016. Total expenses increased $409.7 million for the year ended December 31, 2016, compared to the corresponding period in 2015, attributable to growth in leased vehicle portfolio during the year which increased leased vehicle expenses. Compensation expense also increased in 2016 compared to 2015 as SC continues to invest in the control and compliance functions.

Total assets were $38.5 billion as of December 31, 2016, compared to $35.6 billion as of December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended December 31,		YTD Change
	2015	2014	Dollar	Percentage

	(dollars in thousands)
Net interest income	$6,901,406	$6,243,100	$658,306	10.5%
Provision for credit losses	(4,079,743)	(2,459,998)	(1,619,745)	65.8%
Total non-interest income	2,896,217	5,059,462	(2,163,245)	(42.8)%
General and administrative expenses	(4,724,400)	(3,777,173)	(947,227)	25.1%
Other expenses	(4,648,674)	(358,173)	(4,290,501)	1,197.9%
(Loss)/income before income taxes	(3,655,194)	4,707,218	(8,362,412)	(177.7)%
Income tax provision/(benefit)	(599,758)	1,673,123	(2,272,881)	(135.8)%
Net (loss)/income including Noncontrolling interest	$(3,055,436)	$3,034,095	$(6,089,531)	(200.7)%

The Company reported a pre-tax loss of $3.7 billion for the year ended December 31, 2015, compared to pre-tax income of $4.7 billion for the year ended December 31, 2014. Factors contributing to this decrease are as follows:

•
Net interest income increased $658.3 million for the year ended December 31, 2015, compared to 2014. This increase was primarily due to increased interest income on loans as a result of the growing RIC and auto loan portfolio.

•
Provisions for credit losses increased $1.6 billion for the year ended December 31, 2015, compared to 2014. The increase was primarily due to the continued growth in the RIC and auto loan portfolio and the related provisions for these portfolios.

•
Total non-interest income decreased $2.2 billion for the year ended December 31, 2015, compared to 2014. The decrease was primarily due to the one-time net gain recognized in the first quarter of 2014 related to the Change in Control.

•
Total general and administrative expenses increased $947.2 million for the year ended December 31, 2015, compared to 2014. This increase was primarily due to increases in lease expense and compensation and benefits throughout the year.

•
Other expenses increased $4.3 billion for the year ended December 31, 2015, compared to 2014. This increase was primarily due to an impairment charge to goodwill in the fourth quarter of 2015 of $4.5 billion.

•
The income tax provision decreased $2.3 billion for the year ended December 31, 2015 compared to 2014. This decrease was due to the income tax provision on the gain on the Change in Control that occurred in 2014 and the creation of a tax benefit from the impairment to goodwill in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31,
	2015 (1)			2014 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$27,457,675	$405,594	1.48%	$20,828,904	$323,165	1.55%	$82,429	$97,044	$(14,615)
LOANS(3):
Commercial loans	35,765,796	1,141,115	3.19%	31,633,860	1,067,443	3.37%	73,672	126,394	(52,722)
Multifamily	8,927,502	361,858	4.05%	9,032,193	375,949	4.16%	(14,091)	(4,323)	(9,768)
Total commercial loans	44,693,298	1,502,973	3.36%	40,666,053	1,443,392	3.55%	59,581	122,071	(62,490)
Consumer loans:
Residential mortgages	8,165,625	339,541	4.16%	10,436,974	441,420	4.23%	(101,879)	(94,563)	(7,316)
Home equity loans and lines of credit	6,165,718	218,018	3.54%	6,218,560	223,186	3.59%	(5,168)	(1,886)	(3,282)
Total consumer loans secured by real estate	14,331,343	557,559	3.89%	16,655,534	664,606	3.99%	(107,047)	(96,449)	(10,598)
Retail installment contracts and auto loans	24,637,592	4,843,916	19.66%	19,865,513	4,100,250	20.64%	743,666	926,719	(183,053)
Personal unsecured	3,340,235	721,318	21.59%	2,371,170	676,266	28.52%	45,052	111,011	(65,959)
Other consumer(4)	1,156,606	106,256	9.19%	1,440,909	123,063	8.54%	(16,807)	(27,261)	10,454
Total consumer	43,465,776	6,229,049	14.33%	40,333,126	5,564,185	13.80%	664,864	914,019	(249,155)
Total loans	88,159,074	7,732,022	8.77%	80,999,179	7,007,577	8.65%	724,445	1,036,090	(311,645)
Allowance for loan and lease losses (5)	(2,631,602)	—	—%	(1,377,325)	—	—%	—	—	—
NET LOANS	85,527,472	7,732,022	9.04%	79,621,854	7,007,577	8.80%	724,445	1,036,090	(311,645)
Intercompany investments	14,591	886	6.07%	8,425	—	—%	886	—	886
TOTAL EARNING ASSETS	112,999,738	8,138,502	7.20%	100,459,183	7,330,742	7.30%	807,760	1,133,134	(325,374)
Other assets(6)	27,462,175			22,951,560
TOTAL ASSETS	$140,461,913			$123,410,743
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$12,953,809	$56,327	0.43%	$11,578,973	$35,219	0.30%	$21,108	$4,571	$16,537
Savings	6,488,645	14,389	0.22%	7,541,288	19,931	0.26%	(5,542)	(2,574)	(2,968)
Money market	23,135,793	127,576	0.55%	19,718,976	88,243	0.45%	39,333	16,808	22,525
Certificates of deposit	9,589,966	90,853	0.95%	9,156,581	95,172	1.04%	(4,319)	4,963	(9,282)
TOTAL INTEREST BEARING DEPOSITS	52,168,213	289,145	0.55%	47,995,818	238,565	0.50%	50,580	23,767	26,813
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	10,219,740	181,414	1.78%	7,676,418	264,830	3.45%	(83,416)	179,299	(262,715)
Other borrowings	35,108,308	765,651	2.18%	28,057,731	584,247	2.08%	181,404	152,660	28,744
TOTAL BORROWED FUNDS (7)	45,328,048	947,065	2.09%	35,734,149	849,077	2.38%	97,988	331,959	(233,971)
TOTAL INTEREST BEARING FUNDING LIABILITIES	97,496,261	1,236,210	1.27%	83,729,967	1,087,642	1.30%	148,568	355,726	(207,158)
Noninterest bearing demand deposits	12,710,485			12,400,508
Other liabilities(8)	4,759,515			3,845,577
TOTAL LIABILITIES	114,966,261			99,976,052
STOCKHOLDER’S EQUITY	25,495,652			23,434,691
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$140,461,913			$123,410,743

NET INTEREST SPREAD (9)			5.93%			6.00%
NET INTEREST MARGIN (10)			6.11%			6.21%
NET INTEREST INCOME		$6,901,406			$6,243,100
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.20x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale ("LHFS").

(4)	Other consumer primarily includes recreational vehicle ("RV") and marine loans.

(5)	Refer to Note 4 to the Consolidated Financial Statements for further discussion.

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

NET INTEREST INCOME

	Year Ended December 31,		YTD Change
	2015	2014	Dollar	Percentage
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$21,745	$24,992	$(3,247)	(13.0)%
Investments available-for-sale	331,379	261,017	70,362	27.0%
Other investments	52,470	37,156	15,314	41.2%
Total interest income on investment securities and interest-earning deposits	405,594	323,165	82,429	25.5%
Interest on loans	7,732,022	7,007,577	724,445	10.3%
Total interest income	8,137,616	7,330,742	806,874	11.0%
INTEREST EXPENSE:
Deposits and customer accounts	289,145	238,565	50,580	21.2%
Borrowings and other debt obligations	947,065	849,077	97,988	11.5%
Total Interest Expense	1,236,210	1,087,642	148,568	13.7%
NET INTEREST INCOME:	$6,901,406	$6,243,100	$658,306	10.5%

Net interest income increased $658.3 million for the year ended December 31, 2015, compared to 2014. The increase for the year ended December 31, 2015 was primarily due to increased interest income on loans as a result of the growing RIC and auto loan portfolio.

Net Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $82.4 million for the year ended December 31, 2015 compared to 2014. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2015 was $27.5 billion with an average yield of 1.48%, compared to an average balance of $20.8 billion with an average yield of 1.55% for 2014. Overall, the increase in interest income on investment securities was primarily attributable to an increase of $63.1 million in CMOs as the average balance increased to $8.2 billion from $4.6 billion for the year ended December 31, 2015 compared to 2014.

Interest Income on Loans

Interest income on loans increased $724.4 million for the year ended December 31, 2015 compared to 2014. The increase in interest income on loans was primarily due to the growth of originations in the RIC and auto loans and unsecured loan portfolios. Interest income on the RIC and auto loans portfolio increased $743.6 million for the year ended December 31, 2015 compared to 2014. This was offset by a decrease in interest on residential mortgage loans of 101.9 million for the year ended December 31, 2015.

The average balance of total loans was $88.2 billion with an average yield of 8.77% for the year ended December 31, 2015, compared to $81.0 billion with an average yield of 8.65% for the year ended December 31, 2014. This increase in the average balance of total loans was primarily due to the growth in the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increase, was $24.6 billion with an average yield of 19.66% for the year ended December 31, 2015, compared to $19.9 billion with an average yield of 20.64% for the year ended 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $50.6 million for the year ended December 31, 2015, compared to 2014. The average balance of total interest-bearing deposits was $52.2 billion with an average cost of 0.55% for the year ended December 31, 2015, compared to an average balance of $48.0 billion with an average cost of 0.50% for the year ended December 31, 2014. The increase in interest expense on deposits and customer-related accounts during the year ended December 31, 2015 was primarily due to an increase in the volume of deposit accounts, along with an increase in average interest rates.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $98.0 million for the year ended December 31, 2015, compared to 2014. The average balance of total borrowings was $45.3 billion with an average cost of 2.09% for the year ended December 31, 2015, compared to an average balance of $35.7 billion with an average cost of 2.38% for the year ended December 31, 2014. The increase in interest expense on borrowed funds was primarily due to $3.1 billion of new debt issued by SBNA and the Company and net $2.5 billion of SC securitization activity.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2015 was $4.1 billion compared to $2.5 billion for the year ended December 31, 2014. Of the increase, all but an immaterial amount is attributable to the RIC, unsecured and auto loan portfolios added from the Change in Control and subsequent origination activity within the same portfolios.

The following table presents the activity in the ACL for the periods indicated:

	Year Ended December 31,
	2015	2014
	(in thousands)

ALLL, beginning of period	$1,777,889	$917,126
Charge-offs:
Commercial	(175,234)	(117,028)
Consumer(3)	(4,489,848)	(2,714,784)
Total charge-offs	(4,665,082)	(2,831,812)
Recoveries:
Commercial	65,217	42,084
Consumer(3)	2,030,177	1,169,451
Total recoveries	2,095,394	1,211,535
Charge-offs, net of recoveries	(2,569,688)	(1,620,277)
Provision for loan and lease losses (1)	4,065,061	2,542,260
Other(2):
Commercial	—	—
Consumer	(27,117)	(61,220)
ALLL, end of period	$3,246,145	$1,777,889

Reserve for unfunded lending commitments, beginning of period	134,003	221,624
Provision for unfunded lending commitments (1)	14,682	(82,262)
Loss on unfunded lending commitments	336	(5,359)
Reserve for unfunded lending commitments, end of period	149,021	134,003
ACL, end of period	$3,395,166	$1,911,892

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)
For 2015, the "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the first quarter of 2015. For 2014, the “Other” amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of TDRs and NPLs classified as held-for-sale during the third quarter of 2014.

(3)	Unallocated charge-offs and recoveries for the year ended December 31, 2015 are included in Consumer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the year ended December 31, 2015 compared to 2014. The ratio of net loan charge-offs to average total loans increased to 2.9% for the year ended December 31, 2015 compared to 2.0% for the year ended December 31, 2014. This increase was primarily related to the RIC and auto loan portfolio and the $1.4 billion of net charge-offs in that portfolio. Commercial loan net charge-offs as a percentage of average commercial loans was 0.2% for the years ended December 31, 2015 and December 31, 2014. The consumer loan net charge-off ratio was 5.7% for the year ended December 31, 2015 compared to 3.8% for the year ended December 31, 2014. The increase in consumer charge-offs was primarily due to the credit quality of the RIC and auto loan portfolio added in the Change in Control, a majority of which are considered non-prime loans (defined by the Company as customers with Fair Isaac Corporation ("FICO") score of below 640).

NON-INTEREST INCOME

	Year Ended December 31,		YTD Change
	2015	2014	Dollar	Percentage

	(in thousands)
Consumer fees	$495,727	$424,182	$71,545	16.9%
Commercial fees	216,057	212,475	3,582	1.7%
Mortgage banking income, net	108,569	205,060	(96,491)	(47.1)%
Equity method investments	(8,818)	8,514	(17,332)	(203.6)%
BOLI	57,913	60,278	(2,365)	(3.9)%
Capital markets revenue	141,667	182,453	(40,786)	(22.4)%
Lease income	1,482,850	789,265	693,585	87.9%
Miscellaneous income	383,425	732,827	(349,402)	(47.7)%
Net gain recognized in earnings	18,827	2,444,408	(2,425,581)	(99.2)%
Total non-interest income	$2,896,217	$5,059,462	$(2,163,245)	(42.8)%

Total non-interest income decreased $2.2 billion for the year ended December 31, 2015 compared to the year ended 2014. The decrease for the year ended December 31, 2015 was primarily due to the one-time gain recognized in 2014 included in Net gain recognized in earnings, which related to the Change in Control.

Consumer Fees

Consumer fees increased $71.5 million for the year ended December 31, 2015 compared to 2014. The increase was primarily due to the $89.5 million increase in loan servicing fees, which is largely attributable to the Company's growing RIC and auto loan portfolio. This growth was offset by a decrease in insurance service and consumer deposit fees.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees increased $3.6 million for the year ended December 31, 2015, compared to the corresponding period in 2014.

Mortgage Banking Revenue

	Year Ended December 31,
	2015	2014
	(in thousands)
Mortgage and multifamily servicing fees	$45,151	$44,234
Net gains on sales of residential mortgage loans and related securities	49,682	147,173
Net gains on sales of multifamily mortgage loans	30,261	26,378
Net gains / (losses) on hedging activities	5,757	13,858
Net (losses) / gains from changes in MSR fair value	3,948	(2,817)
MSR principal reductions	(26,230)	(23,766)
Total mortgage banking income, net	$108,569	$205,060

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Mortgage banking revenue decreased $96.5 million for the year ended December 31, 2015 compared to 2014. This change was primarily due to a decrease in the gain on sales of residential mortgage loans and related securities, partially offset by an increase in the change in MSR fair value discussed in further detail below.

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

Mortgage and multifamily servicing fees increased $0.9 million for the year ended December 31, 2015 compared to 2014. At December 31, 2015 and December 31, 2014, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $858.2 million and $2.9 billion, respectively.

Net gains on sales of residential mortgage loans and related securities decreased $97.5 million for the year ended December 31, 2015 compared to 2014. For the year ended December 31, 2015, the Company sold $2.5 billion of mortgage loans for a gain of $49.7 million, compared to $3.3 billion of loans sold for a gain of $147.2 million for the year ended December 31, 2014.

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

Net gains on sales of multifamily mortgage loans increased $3.9 million for the year ended December 31, 2015 compared to 2014. This increase was primarily due to a $29.9 million release in the FNMA recourse reserve for the year ended December 31, 2015. The release of FNMA recourse reserves was attributable to the $1.4 billion purchases of multifamily mortgages during the third quarter from the FNMA.

At December 31, 2015 and December 31, 2014, the Company serviced loans with a principal balance of $552.1 million and $2.6 billion, respectively, for FNMA. These loans had a credit loss exposure of $34.4 million and $152.8 million as of December 31, 2015 and December 31, 2014, respectively. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA. This liability represents the amount the Company estimated it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At December 31, 2015 and December 31, 2014, the Company had a liability of $6.8 million and $40.7 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities decreased $8.1 million for the year ended December 31, 2015, compared to 2014. This decrease was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net gains / (losses) from changes in MSR fair value resulted in a gain of $3.9 million for the year ended December 31, 2015, compared to a loss of $2.8 million for 2014. The carrying value of the related MSRs at December 31, 2015 and December 31, 2014 were $147.2 million and $145.0 million, respectively. The MSR asset fair value increase for the year ended December 31, 2015 was the result of increases in interest rates.

MSR principal reductions resulted in an increase of $2.5 million for the year ended December 31, 2015, compared to 2014. This was due to continued increases in prepayments and mortgage refinancings as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments

Equity method investments (loss) / income, net decreased $17.3 million during the year ended December 31, 2015. This decrease was primarily attributable to the Change in Control. In 2014, the Company included one month of accounting for SC as an equity method investment prior to the Change in Control. The Company began accounting for SC as a consolidated subsidiary beginning January 28, 2014.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $2.4 million, for the year ended December 31, 2015 compared to 2014.

Lease Income

Lease income increased $693.6 million on an average leased vehicle portfolio balance of $7.5 billion for the year ended December 31, 2015 compared to an average balance of $4.4 billion for 2014. This increase was the result of the Company's efforts to grow the lease portfolio.

Miscellaneous Income

Miscellaneous income decreased $349.4 million for the year ended December 31, 2015 compared to 2014. The decrease for the year ended December 31, 2015 was primarily due to a $235.9 million decrease in fair value associated with the portfolio of loans the Company accounts for at the FVO. The decrease was also attributable to a reclassification the Company made of its personal unsecured loans from loans held for investment to LHFS in the third quarter of 2015 and credit losses attributable to these portfolios.

Net gain recognized in earnings

Net gains recognized in earnings decreased $2.4 billion for the year ended December 31, 2015, compared to 2014. The decrease for the year ended December 31, 2015 was primarily due to the one-time gain the Company recognized in connection with the Change in Control during the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net gain for the year ended December 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $566.2 million for a gain of $6.7 million, and the sale of ABS with a book value of $683.9 million for a loss of $0.2 million, offset by OTTI of $1.1 million. The net gain realized for the year ended December 31, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $219.6 million for a gain of $4.8 million, and the sale of MBS with a book value of $579.4 million for a gain of $13.1 million.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,		YTD Change
	2015	2014	Dollar	Percentage
	(dollars in thousands)
Compensation and benefits	$1,598,497	$1,444,193	$154,304	10.7%
Occupancy and equipment expenses	591,569	524,299	67,270	12.8%
Technology expense	220,984	203,551	17,433	8.6%
Outside services	295,676	235,474	60,202	25.6%
Marketing expense	85,205	59,135	26,070	44.1%
Loan expense	384,051	339,388	44,663	13.2%
Lease expense	1,121,531	595,468	526,063	88.3%
Other administrative expenses	426,887	375,665	51,222	13.6%
Total general and administrative expenses	$4,724,400	$3,777,173	$947,227	25.1%

Total general and administrative expenses increased $0.9 billion for the year ended December 31, 2015, compared to 2014. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $154.3 million for the year ended December 31, 2015 compared to 2014. The primary driver of this increase was the Company's continued investment in personnel through increased salary, benefits and headcount. During the third quarter, the Company initiated a process to improve its operating efficiency, specifically focused on organizational simplification. As a result of this process, the Company incurred a severance accrual of $28.0 million for the year ended December 31, 2015.

•
Occupancy and equipment expenses increased $67.3 million for the year ended December 31, 2015 from 2014. This was primarily due to an increase in depreciation expense for the year ended December 31, 2015 of $37.6 million. This was partially attributable to the Bank closing 29 branches located throughout its footprint in 2015 in order to gain operational efficiencies. These closures resulted in accelerated depreciation expense of $7.6 million of related assets and a vacancy accrual charge of $6.4 million in the form of rent expense.

•
Technology services expense increased $17.4 million for the year ended December 31, 2015 compared to 2014. The increase was primarily due to the Company's increased technology services relating to Produban, a Santander subsidiary.

•
Outside services increased $60.2 million for the year ended December 31, 2015 compared to 2014. This increase was primarily due to increased consulting service fees that related to regulatory-related initiatives, including preparation for meeting the requirements of the IHC implementation rules. Consulting fees increased $93.7 million for the year ended December 31, 2015 from 2014. This increase was offset by a decrease in outside processing services and outside bank service charges.

•
Loan expense increased $44.7 million for the year ended December 31, 2015, compared to 2014. This increase was primarily due to an increase of $63.4 million in collection expenses largely associated with the growing RIC and auto loan portfolio. This increase was offset by a decrease in loan servicing expenses.

•	Lease expense increased $526.1 million for the year ended December 31, 2015, compared to 2014. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

•
Other administrative expenses increased $51.2 million for the year ended December 31, 2015, compared to 2014. This increase was due to a $28.2 million increase of operation risk, $21.3 million increase in non-income related tax expenses, and $12.5 million increase in miscellaneous expense that were recognized throughout the year. This was partially offset by a $13.5 million decrease in other employee expenses throughout the year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Year Ended December 31,		YTD Change
	2015	2014	Dollar	Percentage
	(dollars in thousands)
Amortization of intangibles	$79,921	$105,412	$(25,491)	(24.2)%
Deposit insurance premiums and other costs	61,503	61,152	351	0.6%
Loss on debt extinguishment	—	127,063	(127,063)	(100.0)%
Impairment of long-lived assets	—	64,546	(64,546)	(100.0)%
Impairment of goodwill	4,507,095	—	4,507,095	100%
Investment income/expense on qualified affordable housing projects	155	—	155	100%
Total other expenses	$4,648,674	$358,173	$4,290,501	1,197.9%

Total other expenses increased $4.3 billion for the year ended December 31, 2015 compared to 2014. The primary factors contributing to this increase were:

•
Amortization of intangibles decreased $25.5 million for the year ended December 31, 2015 compared to 2014. This decrease was primarily due to an impairment of $28.5 million recognized in 2014 offset by a fourth quarter 2015 impairment of $3.5 million on the Company's indefinite-lived trade name.

•
There were no losses on debt extinguishment during the year ended December 31, 2015, compared to $127.1 million of losses in 2014. This expense was primarily related to early termination fees incurred by the Company in association with the 2014 termination of legacy FHLB advances.

•
No impairment charges were recorded on capitalized software during 2015. In the second quarter of 2014, an impairment charge on capitalized software of $64.5 million was recorded due to the restructuring of the Company's capitalized software.

•
For the year ended December 31, 2015, the Company recorded an impairment of goodwill in the amount of $4.5 billion. For further discussion on this matter, see the section of this MD&A captioned "Goodwill".

•
The Company incurred an investment expense on affordable housing projects of $155 thousand for the year ended December 31, 2015. This expense was directly related to LIHTC investments. This is attributable to the adoption of ASU 2014-01.

INCOME TAX PROVISION

An income tax benefit of $599.8 million was recorded for the year ended December 31, 2015 compared to a provision of $1.7 billion for the year ended December 31, 2014, resulting in an effective tax rate of 16.4% for the year ended December 31, 2015 compared to 35.5% for the year ended December 31, 2014.

The lower income tax provision in 2015 was primarily due to two factors. In 2015, the Company recognized an impairment of the goodwill with respect to its investment in SC, which reduced the Company's deferred tax liability for the excess carrying value over its tax basis in the investment. The Company recognized a tax benefit of $996.1 million for the reduction in the deferred tax liability. In 2014, the Company recognized a tax expense of $913.4 million (approximately $837.6 million of which was deferred) on a book gain of $2.4 billion related to the Change in Control. The book gain was primarily due to the excess of fair value over the carrying value of the assets on SC's books at the time of the Change in Control. The $837.6 million of deferred tax liability would be recognized upon the Company's disposition of its interest in SC or if the goodwill associated with the Change in Control becomes impaired.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The lower effective tax rate for the year ended December 31, 2015 was driven primarily by two components. The first was the 2015 impairment of goodwill related to the Company's investment in SC in the amount of $4.5 billion, which put the Company in a consolidated pretax loss position. The Company was not able to recognize a tax benefit for the impairment. In addition, the Company increased the reserve by $104.2 million for income taxes under a dispute with the United States for certain financing transactions. Both of these items reduced the overall effective tax rate on a pre-tax base that was a loss.

The Company's ETR in future periods will be affected by the results of operations allocated to the various tax jurisdictions in which the Company operates, any change in income tax laws or regulations within those jurisdictions, and interpretations of income tax regulations that differ from the Company's interpretations by tax authorities that examine tax returns filed by the Company or any of its subsidiaries.

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2015 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, GCB, and SC. For additional information with respect to the Company's reporting segments, see Note 23 to the Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $31.9 million for the year ended December 31, 2015, compared to the corresponding period in 2014 . The average balance of the Consumer and Business Banking segment's gross loans was $17.3 billion for the year ended December 31, 2015, compared to $19.7 billion for the corresponding period in 2014, the decrease driven by a troubled debt restructuring ("TDR") sale during the third quarter of 2014 and the securitization of $2.1 billion of mortgage loans to MBS as part of securitization transactions. The average balance of deposits was $39.4 billion for the year ended December 31, 2015, compared to $38.4 billion for the corresponding period in 2014, primarily driven by growth in money market accounts. Total non-interest income decreased $100.9 million for the year ended December 31, 2015 compared to the corresponding period in 2014. The provision for credit losses decreased $22.3 million for the year ended December 31, 2015 compared to the corresponding period in 2014, driven by an improvement in credit quality in 2015. Total expenses increased $74.7 million for the year ended December 31, 2015, compared to the corresponding period in 2014, primarily due to increased consulting service fees, which were mostly related to the Comprehensive Capital Analysis and Review (“CCAR”) plan, as well as increased maintenance expenses.

Total assets for the year ended December 31, 2015 were $20.0 billion, compared to $20.9 billion for the corresponding period in 2014. The decrease was primarily driven by a decrease within the mortgage loan portfolio.

Commercial Banking

Net interest income increased $34.0 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total average gross loans were $10.4 billion for the year ended December 31, 2015, compared to $8.8 billion for the corresponding period in 2014, driven by growth in the dealer lending and commercial equipment and vehicle financing ("CEVF") business lines. Total non-interest income increased $3.9 million for the year ended December 31, 2015 compared to the corresponding period in 2014 due primarily to growth in the indirect leasing business line, which was launched in 2014. The Commercial Banking segment ceased originations in the indirect leasing business line during the second quarter of 2015. The provision for credit losses decreased $9.3 million for the year ended December 31, 2015 compared to the corresponding period in 2014, driven by a reversal of a management adjustment to provisions for Business Banking. Total expenses increased $34.1 million for the year ended December 31, 2015 compared to the corresponding period in 2014, due primarily to growth in the indirect leasing business line.

Total assets were $16.6 billion for the year ended December 31, 2015, compared to $15.1 billion for the year ended December 31, 2014, driven by the growth in the indirect leasing business line. Total average deposits were $8.9 billion for the year ended December 31, 2015, compared to $7.8 billion for the corresponding period in 2014, driven by the growth in non-interest bearing core deposits.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate

Net interest income increased $23.1 million during the year ended December 31, 2015 compared to the corresponding period in 2014. The average balance of this segment's gross loans was $14.5 billion and $14.3 billion, for the years ended December 31, 2015 and 2014, respectively. The average balance of deposits remained flat at $0.8 billion for the year ended December 31, 2015 and 2014. Total non-interest income increased $7.4 million during the year ended December 31, 2015, compared to the corresponding period in 2014, due to increased releases of recourse reserves during 2015. The provision for credit losses was $25.7 million for the year ended December 31, 2015, compared to provision releases of $98.2 million for the corresponding period in 2014. Total expenses decreased $8.2 million during the year ended December 31, 2015 compared to the corresponding period in 2014.

Total assets, which includes the related ACL, were $15.1 billion for the year ended December 31, 2015, compared to $14.0 billion for the corresponding period in 2014.

GCB

Net interest income increased $38.7 million for the year ended December 31, 2015 compared to the corresponding period in 2014. The average balance of this segment's gross loans was $9.6 billion for the year ended December 31, 2015, compared to $7.7 billion for the corresponding period in 2014. The average balance of deposits was $1.8 billion for the year ended December 31, 2015, compared to $1.2 billion for the corresponding period in 2014. Total non-interest income increased $5.5 million for the year ended December 31, 2015 compared to the corresponding period in 2014. The provision for credit losses increased $40.2 million for the year ended December 31, 2015 compared to the corresponding period in 2014. Total expenses increased $7.5 million for the year ended December 31, 2015 compared to corresponding period in 2014.

Total assets was $12.1 billion for the year ended December 31, 2015, compared to $10.2 billion for the corresponding period in 2014.

Other

Net interest income decreased $151.5 million for the year ended December 31, 2015, compared to the corresponding period in 2014. Total non-interest income increased $81.6 million for the year ended December 31, 2015 compared to the corresponding period in 2014. There was a provision for credit losses of $75.3 million for the year ended December 31, 2015 compared to a provision of $50.6 million for the corresponding period in 2014. Total expenses increased $144.4 million during the year ended December 31, 2015 compared to the corresponding period in 2014.

Total assets were $41.8 billion for the year ended December 31, 2015 compared to $40.7 billion for the corresponding period in 2014.

SC

From December 2011 until January 28, 2014, SC was accounted for as an equity method investment. In 2014, SC's results of operations were consolidated with SHUSA. SC is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment.

Net interest income increased $459.0 million for the year ended December 31, 2015, compared to the corresponding period of 2014. Total non-interest income increased $255.3 million for the year ended December 31, 2015 compared to the corresponding period in 2014. This increase in income was primarily attributable to increases in loans and leased vehicles during the year. A one time gain on Change in Control of $2.4 billion occurred in 2014 due to the consolidation of SCUSA. The provision for credit losses increased $267.5 million for the year ended December 31, 2015 compared to the corresponding period in 2014. Total expenses increased $278.2 million during the year ended December 31, 2015 compared to the corresponding period in 2014, also attributable to the growth in the loan and leased vehicle portfolios during the year.

Total assets were $35.6 billion for the year ended December 31, 2015 compared to $31.9 billion for the corresponding period of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for consolidation, business combinations, ALLL and the reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The Company’s senior management has reviewed these critical accounting policies and estimates with the Company's Audit Committee. Information concerning the Company’s implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board ("FASB") is discussed in Note 2 to the Consolidated Financial Statements.

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

In accordance with the applicable accounting guidance for consolidations, the Consolidated Financial Statements include any voting rights entities ("VOEs") in which the Company has a controlling financial interest and any variable interest entities ("VIE's") for which the Company is deemed to be the primary beneficiary. The Company consolidates its VIEs if the Company has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. Interests in VIEs and VOEs can include equity interests in corporations, partnerships and similar legal entities, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

Upon the occurrence of certain significant events, as required by the VIE model the Company reassesses whether a legal entity in which the Company is involved is a VIE. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company uses the equity method to account for unconsolidated investments in VOEs or VIEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain control. Unconsolidated investments in VOEs or VIEs in which the Company has a voting or economic interest of less than 20% are generally carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in other income.

Refer to Note 7, Variable Interest Entities and Equity Method Investments to the Consolidated Financial Statements for discussion of the re-consolidation of SC effective in January 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with ASC 810-10, Consolidation, the Company performs an analysis on a quarterly basis of each variable interest to determine if it is considered to be the primary beneficiary of the VIE. Those entities in which the Company is considered the primary beneficiary are consolidated and, accordingly, the entity's assets, liabilities, revenues and expenses are included in the Company's Consolidated Financial Statements. As of December 31, 2016 and 2015, there were no VIEs for which the Company was considered the primary beneficiary.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, and records the identifiable assets, liabilities and any non-controlling interests of the acquired business at their acquisition date fair values. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any changes in the estimated acquisition date fair values of the net assets recorded prior to the finalization of a more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to the Company’s Consolidated Financial Statements will be adjusted retrospectively. All acquisition related costs are expensed as incurred. The application of business combination principles including the determination of the fair value of the net assets acquired requires the use of significant estimates and assumptions. Please see the related discussion under the caption Goodwill below.

On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control.

ALLL for Originated Loans and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's ALLL and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to several estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan and lease losses takes into consideration the risks inherent in the loan portfolio, past loan and lease loss experience based on recorded investment, loans that have loss potential, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of NPLs, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and/or could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the ALLL and reserve for unfunded lending commitments in the Consolidated Balance Sheet. A discussion of the factors driving changes in the amount of the ALLL and reserve for unfunded lending commitments for the periods presented is included in the Credit Risk Management section of this MD&A.

The ALLL includes: (i) an allocated allowance, which is comprised of allowances established on loans individually evaluated for impairment (specific reserves) and loans collectively evaluated for impairment (general reserves) based on historical loan and lease loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Generally, the Company’s loans held for investment are carried at amortized cost, net of the ALLL. The ALLL includes the estimate of credit losses to be realized during the loss emergence period based on the net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

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

The Company's unallocated allowance is no more than 5% of the overall allowance. This is considered to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolio. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors.

ALLL for Purchased Loans

The Company assesses the collectability of the recorded investment in the RICs and personal unsecured loans on a collective basis quarterly and determines the ALLL at levels considered adequate to cover probable credit losses incurred in the portfolio. Purchased loans, including the loans acquired at the Change in Control, were initially recognized at fair value with no allowance. The Company only recognizes an allowance for loan losses on purchased loans through a provision expense when incurred losses in the portfolio exceed the unaccreted purchase discount on the portfolio.

Loans purchased in a bulk purchase or business combination are expected to have greater uncertainty in cash flows which generally results in larger discounts compared to newly originated loans. Purchase discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces the allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire discount on the purchased portfolio as available to absorb the credit losses in the purchased portfolio when determining the ACL. Except for purchased loan portfolios acquired with evidence of credit deterioration (on which we elected to apply the FVO), this accounting policy is applicable to all loan purchases, including loan portfolio acquisitions or business combinations. Currently, the portfolio acquired in the Change of Control is the only purchased loan portfolio meeting this criteria.

The other considerations utilized by the Company to determine the ALLL for purchased loans are described in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section above.

Loan Modifications and TDRs

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. Commercial and consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). RIC TDRs are generally on non-accrual status until they become 60 days or less past due. All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

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

Consumer Loan TDRs

The majority of the Company's TDR balance is comprised of RIC and auto loans. The terms of the modifications for the RIC and auto loan portfolio generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.

RICs were a new portfolio for the Company in 2014 as a result of the Change in Control. The RIC and auto loan portfolio is primarily comprised of nonprime loans which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Loan portfolios acquired as part of a business combination like the Change in Control could not be designated as TDRs under GAAP at the Change in Control date. As a result, the increase in TDRs is primarily driven by RICs and auto loans originated prior to the Change in Control date which received their first modification, deferral greater than 90 days or second deferral subsequent to the Change in Control date and during the reporting period. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control runoff.

In accordance with our policies and guidelines, the Company at times offers extensions (deferrals) to consumers on our RICs, under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two payments. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of months extended for the life of the loan for all automobile RICs is eight, while some marine and RV contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter the account is aged based on the timely payment of future installments in the same manner as any other account.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of the ALLL are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of ALLL and related provision for loan and lease losses.

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

TDR Impact to ALLL

The ALLL established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ("LTV") and credit scores.

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

Typically, commercial loans whose terms are modified in a TDR will have been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology, unless the loan is considered collateral-dependent. Loans considered collateral-dependent are measured for impairment based on the fair values of their collateral less its estimated cost to sell. Accordingly, upon TDR modification or if a TDR modification subsequently defaults, the allowance methodology remains unchanged.

Accretion of Discounts and Subvention on Retail Installment Contracts

Loans held for investment include the RIC portfolio which consists largely of nonprime automobile loans, which are primarily acquired individually from dealers at a nonrefundable discount from the contractual principal amount. The Company also pays dealer participation on certain receivables. The amortization of discounts, subvention payments from manufacturers, and other origination costs are recognized as adjustments to the yield of the related contracts. The Company applies significant assumptions including prepayment speeds in estimating the accretion rates used to approximate effective yield.

Valuation of Automotive Lease Assets and Residuals

The Company has significant investments in vehicles in SC's operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

To account for residual risk, the Company depreciates automotive operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, the Company revises the projected value of the lease vehicle at termination based on current market conditions, and other relevant data points, and adjusts depreciation expense appropriately over the remaining term of the lease. Impairment of the operating lease asset is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market, such as shocks to oil and gas prices, that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. The Company has taken no such impairment charges.

The Company's depreciation methodology for operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) SC's remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, the Company's depreciation expense would be negatively impacted.

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

As more fully described in Note 23 to the Consolidated Financial Statements, a reporting unit is an operating segment or one level below. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2016, the reporting units with assigned goodwill were Consumer and Business Banking, Commercial Real Estate, Corporate and Commercial Banking, GCB, and SC.

Under ASC 350, Intangibles - Goodwill and Other, an entity's goodwill impairment analysis must be completed in two steps unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill, and that no impairment exists. In that case, the two-step process may be bypassed. It is worth noting that an entity has an unconditional option to bypass the preceding qualitative assessment (often referred to as "Step 0") for any reporting unit in any period and proceed directly to the first step of the goodwill impairment test. The Company did not apply the provisions of Step 0 in its 2016 goodwill impairment analysis.

The first step of ASC 350 ("Step 1") analysis requires a comparison of the fair value of each reporting unit to its carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step must be performed to measure the amount of impairment, if any, for that reporting unit. The Company utilizes the market approach to determine the fair value of its SC reporting unit, as it is a publicly traded company that has a single reporting unit. Determining the fair value of the remaining reporting units requires significant valuation inputs, assumptions, and estimates.

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

The guideline public company market approach ("market approach") included earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. In addition, the market capitalization plus control premium approach was applied to the Company's SC reporting unit, as the SC reporting unit is a publicly traded subsidiary whose securities are traded in an active market.

In connection with the market capitalization plus control premium approach applied to the Company's SC reporting unit, the Company used SC's stock price as of the date of the annual impairment analysis. The Company also considered historical auto loan industry transactions and control premiums over the last three years in determining the control premium.

The DCF method of the income approach incorporated the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic company-specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results.

All of the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impacts the estimated fair value of the aforementioned reporting units include such items as:

•	a prolonged downturn in the business environment in which the reporting units operate;

•	an economic recovery that significantly differs from our assumptions in timing or degree;

•	volatility in equity and debt markets resulting in higher discount rates; and

•	unexpected regulatory changes.

•	Specific to the SC reporting unit, a decrease in SC's share price would impact the fair value of the reporting segment

Refer to the Financial Condition, Goodwill section of this MD&A for further details on the Company's goodwill, including the results of management's goodwill impairment analyses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fair Value of Financial Instruments

The Company uses fair value measurements to determine fair value adjustments to certain instruments and fair value disclosures. Refer to Note 18 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 18 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.

The Company has numerous internal controls in place to ensure the appropriateness of fair value measurements. Additionally, a number of internal controls are in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurements. Certain valuations will also be benchmarked to market indices when appropriate and available.

Considerable judgment is used in forming conclusions from market observable data used to estimate the Company's Level 2 fair value measurements and in estimating inputs to the Company's internal valuation models used to estimate Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, recovery rates and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit for the effective portion of the change in fair value of the derivative, net of tax, recorded in Accumulated other comprehensive income within Stockholder's equity on the accompanying Consolidated Balance Sheet. Amounts are reclassified from Accumulated other comprehensive income to the Consolidated Statement of Operations in the period or periods during which the hedged transaction affects earnings. Where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into Interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

During 2016 and 2015, the Company had cash flow and fair value hedges recorded in the Consolidated Balance Sheet as “Other assets” or “Other liabilities,” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates, foreign exchange and credit risk on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, the Company might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in earnings.

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis were as follows: (a) the expectations of future earnings; (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SC, based on the current policies and practices of SC; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carry-forwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies; and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

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

The Company recognizes tax benefits in its financial statements when it is more likely than not the related tax position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority assuming full knowledge of the position and all relevant facts. See Note 15 of the Consolidated Financial Statements for details on the Company's income taxes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$10,112,043	11.8%	$9,846,236	11.3%	$9,741,442	11.6%	$10,356,603	17.9%	$11,027,258	18.1%
Commercial and industrial loans and other commercial	25,644,405	29.8%	27,165,179	31.2%	23,993,013	28.7%	19,274,185	33.5%	20,012,672	32.9%
Multifamily	8,683,680	10.1%	9,438,463	10.8%	8,705,890	10.4%	8,237,029	14.3%	7,572,555	12.4%
Total Commercial Loans	44,440,128	51.7%	46,449,878	53.3%	42,440,345	50.7%	37,867,817	65.7%	38,612,485	63.4%
Consumer loans secured by real estate:
Residential mortgages	7,775,272	9.1%	7,566,301	8.7%	8,190,461	9.8%	11,152,747	19.3%	12,798,701	21.0%
Home equity loans and lines of credit	6,001,192	7.0%	6,151,232	7.1%	6,211,298	7.4%	6,311,694	10.9%	6,638,466	10.9%
Total consumer loans secured by real estate	13,776,464	16.1%	13,717,533	15.8%	14,401,759	17.2%	17,464,441	30.2%	19,437,167	31.9%
Consumer loans not secured by real estate:
RICs and auto loans - originated	22,104,918	25.8%	18,539,588	21.3%	9,935,503	11.9%	81,804	0.1%	295,398	0.5%
RICs and auto loans - purchased	3,468,803	4.0%	6,108,210	7.0%	12,449,526	14.8%	—	—%	—	—%
Personal unsecured loans	1,234,094	1.4%	1,177,998	1.4%	3,205,847	3.8%	985,679	1.7%	861,425	1.4%
Other consumer	795,378	0.9%	1,032,579	1.2%	1,306,562	1.6%	1,321,985	2.3%	1,676,325	2.8%
Total Consumer Loans	41,379,657	48.3%	40,575,908	46.7%	41,299,197	49.3%	19,853,909	34.3%	22,270,315	36.6%
Total loans held for investment	$85,819,785	100.0%	$87,025,786	100.0%	$83,739,542	100.0%	$57,721,726	100.0%	$60,882,800	100.0%
Total Loans with:
Fixed	$51,752,761	60.3%	$52,283,715	60.1%	$50,237,181	60.0%	$28,632,554	49.6%	$29,980,651	49.2%
Variable	34,067,024	39.7%	34,742,071	39.9%	33,502,361	40.0%	29,089,172	50.4%	30,902,149	50.8%
Total loans	$85,819,785	100.0%	$87,025,786	100.0%	$83,739,542	100.0%	$57,721,726	100.0%	$60,882,800	100.0%
Commercial

Commercial loans decreased approximately $2.0 billion, or 4.3%, from December 31, 2015 to December 31, 2016. The decrease from December 31, 2015 to December 31, 2016 was primarily due to a decrease in commercial and industrial loans of $2.1 billion and multifamily loans of $754.8 million. These were offset by an increase in commercial real estate loans of $265.8 million and other commercial loans of $575.3 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the contractual maturity of the Company's commercial loans at December 31, 2016:

	At December 31, 2016, Maturing
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$2,391,352	$5,895,329	$1,825,361	$10,112,042
Commercial and industrial loans and other	11,083,131	12,058,065	2,624,275	25,765,471
Multi-family loans	961,531	6,373,192	1,348,957	8,683,680
Total	$14,436,014	$24,326,586	$5,798,593	$44,561,193
Loans with:
Fixed rates	$4,869,928	$11,121,021	$2,279,945	$18,270,894
Variable rates	9,566,086	13,205,565	3,518,648	26,290,299
Total	$14,436,014	$24,326,586	$5,798,593	$44,561,193
     (1) Includes LHFS.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $58.9 million, or 0.4%, from December 31, 2015 to December 31, 2016. The primary drivers of the increase were related to the residential mortgage portfolio of $209.0 million, offset by a decrease in the home equity loans and lines of credit portfolio of $150.0 million.

Consumer Loans Not Secured By Real Estate

The consumer loan portfolio not secured by real estate increased $744.8 million, or 2.8%, from December 31, 2015 to December 31, 2016. The increase was primarily due to the $3.6 billion increase in the RICs and auto loans - originated portfolio. The growth was offset by a decrease in the RIC and auto loan portfolio - purchased portfolio of $2.6 billion.

As of December 31, 2016, 70.6% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO scores, DTI ratios, LTV ratios, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers. We experienced a default rate of 8.7% for nonprime RIC and auto loans and 4.6% for prime RIC and auto loans during the period ended December 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2016		December 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)		Retail installment contracts and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICOs(1)	5.5%	61.7%	6.0%	64.5%
<600	60.1%	20.6%	61.3%	21.3%
600-639	19.4%	7.9%	19.5%	6.7%
>=640	15.0%	9.8%	13.2%	7.5%
Total	100.0%	100.0%	100.0%	100.0%
(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs include $924.7 million and $905.7 million of LHFS at December 31, 2016 and December 31, 2015, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At December 31, 2016, a typical RIC was originated with an average APR of 15.7% and was purchased from the dealer at a discount of 0.5%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of December 31, 2016, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on these portfolios, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio.

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. To ensure consistency and quality in accordance with the Company's credit and governance standards, authority to approve loans is shared jointly between the businesses and the Credit Risk Review group. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

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

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate include acquired RICs from manufacturer-franchised dealers in connection with their sale of used and new automobiles and trucks, as well as acquired consumer marine, RV and credit card loans. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles.

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts generally begin within 15 days after a loan payment is missed by attempting to contact all borrowers and offer a variety of loss mitigation alternatives. If these attempts fail, the Company will attempt to gain control of collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all money owed to the Company. The Company monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly management Credit Risk Review Committee meetings and at the Company's and the Bank's Board of Directors' meetings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$179,220	$164,369
Commercial and industrial loans and other commercial	193,465	98,520
Multifamily	8,196	9,162
Total commercial loans	380,881	272,051
Consumer:
Residential mortgages	287,140	304,935
Consumer loans secured by real estate	120,065	127,171
RICs and auto loans - originated	1,045,587	701,785
RICs - purchased	284,486	417,276
Personal unsecured and other consumer	17,895	28,748
Total consumer loans	1,755,173	1,579,915
Total non-accrual loans	2,136,054	1,851,966

Other real estate owned	116,705	117,746
Repossessed vehicles	173,754	172,375
Other repossessed assets	3,838	374
Total other real estate owned and other repossessed assets	294,297	290,495
Total non-performing assets	$2,430,351	$2,142,461

Past due 90 days or more as to interest or principal and accruing interest	$93,845	$79,952
Annualized net loan charge-offs to average loans (1)	2.7%	2.9%
Non-performing assets as a percentage of total assets	1.8%	1.5%
NPLs as a percentage of total loans	2.5%	2.1%
ALLL as a percentage of total NPLs	178.6%	175.3%

(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended December 31, 2016.

No commercial loans were 90 days or more past due and still accruing interest as of December 31, 2016. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $120.7 million and $118.6 million at December 31, 2016 and December 31, 2015, respectively. Potential problem consumer loans amounted to $4.3 billion and $3.8 billion at December 31, 2016 and December 31, 2015, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period, to $2.4 billion, or 1.8% of total assets, at December 31, 2016, compared to $2.1 billion, or 1.5% of total assets, at December 31, 2015, primarily attributable to an increase in NPLs in the commercial and industrial and RIC auto loan portfolios, offset by a decrease in the mortgage and home equity loan portfolios.

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

Commercial

Commercial NPLs increased $108.8 million from December 31, 2015 to December 31, 2016. At December 31, 2016, commercial NPLs accounted for 0.9% of commercial loans held for investment, compared to 0.6% of commercial loans held for investment at December 31, 2015. The increase in commercial NPLs was primarily attributable to an increase of NPLs in the commercial real estate portfolio of $14.9 million and an increase of $86.8 million in the commercial and industrial portfolio, primarily related to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016		December 31, 2015
	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$287,140	$120,065	$304,935	$127,171
Total loans held for investment	7,775,272	6,001,192	7,566,301	6,151,232
NPLs as a percentage of total loans held for investment	3.7%	2.0%	4.0%	2.1%
NPLs in foreclosure status	58.6%	38.4%	60.1%	23.5%

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

Interest is accrued when earned in accordance with the terms of the RIC. For certain RICs, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

NPLs in the RIC and auto loan portfolio increased $211.0 million from December 31, 2015 to December 31, 2016. The increase is attributed to a $343.8 million increase in RICs and auto loans - originated offset by a $132.8 million decrease in RICs - purchased. At December 31, 2016, non-performing RICs and auto loans accounted for 5.2% of total RIC and auto loans, compared to 4.5% of total RICs and auto loans at December 31, 2015. The decrease was primarily attributable to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. NPLs in the other consumer loan portfolio decreased $10.9 million from December 31, 2015 to December 31, 2016. At December 31, 2016 and December 31, 2015, non-performing personal unsecured and other consumer loans accounted for 0.9% and 1.3% of total other consumer loans, respectively.

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

The following table summarizes TDRs at the dates indicated:

	December 31, 2016	December 31, 2015
	(in thousands)
Performing
Commercial	$214,474	$158,828
Residential mortgage	268,777	273,521
RICs and auto loans	4,556,770	3,434,412
Other consumer	129,767	117,621
Total performing	5,169,788	3,984,382
Non-performing
Commercial	148,038	98,081
Residential mortgage	139,274	136,230
RICs and auto loans	604,864	421,356
Other consumer	44,951	48,933
Total non-performing	937,127	704,600
Total	$6,106,915	$4,688,982

Performing TDRs totaled $5.2 billion at December 31, 2016, an increase of $1.2 billion compared to December 31, 2015. Non-performing TDRs totaled $937.1 million at December 31, 2016, an increase of $232.5 million compared to December 31, 2015.

The following table provides a summary of TDR activity:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	RICs and auto loans	All other loans(1)	RICs and auto loans	All other loans(1)
	(in thousands)
TDRs, beginning of period	$3,866,236	$833,308	$1,840,970	$817,375
New TDRs(2)	3,483,890	209,605	4,174,668	220,780
Charged-Off TDRs	(1,599,828)	(27,977)	(1,095,858)	(23,138)
Sold TDRs	70,512	(14,686)	(605,978)	(8,931)
Payments on TDRs	(658,875)	(55,270)	(447,566)	(172,778)
TDRs, end of period	$5,161,935	$944,980	$3,866,236	$833,308

(1) Excludes SC personal unsecured loans, which amounted to $38.8 million and $17.3 million at December 31, 2016 and 2015, respectively, that were reclassified to LHFS during the third quarter of 2015.
(2) New TDRs includes draw downs on lines of credit that have previously been classified as TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Performing commercial TDRs were $214.5 million, or 59.2% of total commercial TDRs at December 31, 2016 compared to $158.8 million, or 61.8% of total commercial TDRs at December 31, 2015. The increase in performing commercial TDRs is primarily attributable to one material borrower who was delinquent and non-performing which became current and performing. The decrease as a percentage of the total commercial TDRs and the overall increase to commercial TDRs can be attributed to four new obligors being modified during the period, comprising $69.6 million of the increase.

Residential Mortgages

Performing residential mortgage TDRs decreased from $273.5 million, or 66.8% of total residential mortgage TDRs at December 31, 2015, to $268.8 million, or 65.9% of total residential TDRs at December 31, 2016.

RICs

The RIC and auto loan portfolio is primarily comprised of nonprime loans (70.6% at December 31, 2016), which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 15.6% of the Company’s total RIC and auto loan portfolio at December 31, 2015 and 20.2% at December 31, 2016. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay-off or charge-off.

In accordance with its policies and guidelines, the Company at times offers payment deferrals to borrowers on its RICs, under which the consumer is allowed to move up to three delinquent payments to the end of the loan. More than 90% of deferrals granted are for two months. The policies and guidelines limit the number and frequency of deferrals that may be granted to one deferral every six months and eight months over the life of a loan, while some marine and RV contracts have a maximum of twelve months in extensions to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from $117.6 million, or 70.6% of total other consumer loan TDRs at December 31, 2015 to $129.8 million, or 74.3% of total other consumer loan TDRs, at December 31, 2016. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

At December 31, 2016 and December 31, 2015, the Company's delinquencies consisted of the following:

	December 31, 2016					December 31, 2015
	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$568,517	$4,261,192	$245,588	$257,153	$5,332,450	$553,644	$3,713,852	$251,623	$258,992	$4,778,111
Total Loans(1)	$14,239,357	$26,498,469	$3,107,074	$44,561,193	$88,406,093	$13,961,077	$25,553,507	$4,164,992	$46,536,277	$90,215,853
Delinquencies as a % of Loans	4.0%	16.1%	7.9%	0.6%	6.0%	4.0%	14.5%	6.0%	0.6%	5.3%

(1) Includes LHFS

Overall, total delinquencies increased by $554.3 million, or 11.6%, from December 31, 2015 to December 31, 2016. Consumer loans secured by real estate delinquencies increased $14.9 million, primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies increased $547.3 million and decreased $6.0 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. Commercial delinquencies decreased $1.8 million.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	December 31, 2016		December 31, 2015
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$449,837	51.8%	$456,812	53.3%
Consumer loans	3,317,604	48.2%	2,742,088	46.7%
Unallocated allowance	47,023	n/a	47,245	n/a
Total ALLL	3,814,464	100.0%	3,246,145	100.0%
Reserve for unfunded lending commitments	122,418		149,022
Total ACL	$3,936,882		$3,395,167

General

The ACL increased $541.7 million from December 31, 2015 to December 31, 2016. The increase in the overall ACL was primarily attributable to continued growth in SC's RIC and auto loan portfolio.

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

Generally, the Company’s LHFI are carried at amortized cost, net of ALLL, which includes the estimate of any related net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

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

The portion of the ALLL related to the commercial portfolio was $449.8 million at December 31, 2016 (1.0% of commercial LHFI) and $456.8 million at December 31, 2015 (1.0% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio is, in part, due to the current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves for this portfolio during the first quarter of 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV ratios, and internal and external credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.

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

A home equity loan or line of credit not adequately secured by collateral is treated similarly to the way residential mortgages are treated. The Company incorporates home equity loan or line of credit loss severity assumptions into the loan and lease loss reserve model following the same methodology as for residential mortgage loans. To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its ALLL for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.6% junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics, including FICO credit scoring model scores and LTV ratios. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For RICs and personal unsecured loans at SC, the Company estimates the ALLL at a level considered adequate to cover probable credit losses inherent in the non-TDR portfolio, and records impairment on the TDR portfolio using a discounted cash flow model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts the timing of unit losses and the loan balances at the time of default. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

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

No allowance was associated with the personal unsecured loan portfolio at SC as of December 31, 2016, as the portfolio was held for sale in the third quarter of 2015. Future originations will also be classified as held-for-sale. During the first nine months of 2015, the Company employed product-specific models in determining the required ALLL. For the fixed-rate installment loan portfolio, a vintage modeling approach was employed in which the models predicted the timing of losses and the loan balance at the time of default. As these were unsecured loans, the total loss was the loan balance at the time of default. For revolving loans, the model stratified the portfolio based on delinquency categories and age of account. Loss rates were derived from historical experience to determine expected portfolio losses over the next 12 months.

The allowance for consumer loans was $3.3 billion and $2.7 billion at December 31, 2016 and December 31, 2015, respectively. The allowance as a percentage of held-for-investment consumer loans was 8.0% at December 31, 2016 and 6.8% at December 31, 2015. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated ALLL was $47.0 million at December 31, 2016 and $47.2 million at December 31, 2015.

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

The reserve for unfunded lending commitments decreased from $149.0 million at December 31, 2015 to $122.4 million at December 31, 2016. This change was primarily due to a reduction during 2016 in off-balance sheet lending commitments. During the year ended December 31, 2016, SBNA transferred $6.5 billion of unfunded commitments to extend credit to an unconsolidated related party. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities available-for-sale decreased $4.7 billion to $17.0 billion at December 31, 2016, compared to $21.7 billion at December 31, 2015. During the year-ended December 31, 2016, the composition of the Company's investment portfolio changed by decreases in U.S. Treasury securities, corporate debt securities, and state and municipal securities which were offset by increases in high quality liquid assets ("HQLA") such as MBS. HQLA are low-risk assets that can easily and immediately be converted into cash at little or no loss of value, such as cash or investment securities guaranteed by a sovereign entity. U.S. Treasury securities decreased by $2.2 billion primarily due to sales and maturities of $5.2 billion offset by $3.0 billion of investment purchases. Corporate debt securities decreased by $1.5 billion primarily due to sales and maturities of $1.4 billion. State and municipal securities decreased by $767.9 million primarily due to sales of $748.0 million. Throughout 2016, the Company continued the strategy it implemented in 2015 to improve its liquidity by selling non-HQLA and reinvesting the funds into HQLA. For additional information with respect to the Company’s investment securities, see Note 3 to the Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as held-to-maturity securities. Held-to-maturity securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities held-to-maturity were $1.7 billion at December 31, 2016. The Company had 0 investment securities classified as held-to-maturity as of December 31, 2015.

Total trading securities increased $1.4 million to $1.6 million at December 31, 2016, compared to $0.2 million at December 31, 2015.

Total gross unrealized losses increased by $14.6 million to $233.5 million during the year-ended December 31, 2016, primarily due to increases in interest rates. The majority of the increase in unrealized losses was in the MBS portfolios. The unrealized losses increased within the MBS portfolios by $28.6 million, decreased within the corporate debt securities portfolio by $11.2 million, and decreased within the U.S. Treasury securities portfolio by $3.4 million. Refer to Note 3 to the Consolidated Financial Statements for additional details.

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $1.0 billion at December 31, 2015 to $730.8 million at December 31, 2016, primarily due to the Company redeeming $492.8 million of FHLB stock at par, partially offset by the Company's purchase of $172.2 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the year ended December 31, 2016, the Company did not purchase any FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at December 31, 2016 was approximately 4.56 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2016 was approximately 3.12 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

	December 31, 2016	December 31, 2015
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$8,163,027	$9,087,134
FNMA and FHLMC securities	7,639,823	8,630,503
State and municipal securities	30	767,880
Other securities (1)	1,221,345	3,255,655
Total investment securities available-for-sale	17,024,225	21,741,172
Investment securities held-to-maturity:
U.S. government agencies	1,658,644	—
Total investment securities held-to-maturity (2)	1,658,644	—
Trading securities	1,630	248
Other investments	730,831	1,027,363
Total investment portfolio	$19,415,330	$22,768,783

(1) Other securities primarily include corporate debt securities and ABS.
(2) Held-to-maturity securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2016:

	At December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,364,660	$4,293,980
FHLMC	3,423,979	3,345,844
GNMA (1)	8,668,310	8,578,078
Total	$16,456,949	$16,217,902

(1) Includes U.S government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At December 31, 2016, goodwill totaled $4.5 billion and represented 3.2% of total assets and 19.9% of total stockholder's equity. The following table shows goodwill by reportable segments at December 31, 2016:

	Consumer and Business Banking (1)	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Santander BanCorp	Total
	(in thousands)
Goodwill at December 31, 2016	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

(1) Consumer and Business Banking were formerly designated as the Retail Banking segment and were renamed during the first quarter of 2016.
(2) Commercial Real Estate and Commercial Banking were formerly disclosed as the combined Real Estate and Commercial Banking segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company, including its Santander BanCorp subsidiary, conducted its annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairment of goodwill was identified as a result of the annual impairment analyses. A discussion of the key assumptions used in the impairment test for our largest reporting units follows.

For the Consumer and Business Banking reporting unit's fair valuation analysis, an equal weighting of the market approach ("market approach") and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected tangible book value (TBV) of 1.5X was selected based on publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 9.1% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Consumer and Business Banking reporting unit by 31.0%, indicating the reporting unit was not considered to be impaired or at risk for impairment.

For the Commercial Real Estate reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.5X was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 9.9% which is most representative of the business' cost of equity at the time of the analysis. Long-term growth rates 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Real Estate reporting unit by 27.0% indicating the Commercial Real Estate reporting unit was not considered to be impaired or at risk for impairment

For the Corporate and Commercial Banking reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.5X was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 10.0% which is most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Corporate and Commercial Banking reporting unit by 42.0%, indicating the Corporate and Commercial Banking reporting unit was not considered to be impaired or at risk for impairment.

For the GCB reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.2X was selected based on the selected publicly traded peers of the reporting unit and was equally considered with the projected earnings multiples of 9.0X and 8.0X which were applied to the reporting unit's 2017 and 2018 earnings, respectively, due to the nature of the business which operates outside of the traditional savings and loan bank model. For the income approach, the Company selected a discount rate of 11.2% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the GCB reporting unit by 47.0%, indicating that the GCB reporting unit was not considered to be impaired or at risk for impairment.

For the SC reporting unit's fair valuation analysis, the Company used only the market capitalization approach. For the market capitalization approach, SC's stock price from October 1, 2016 of $12.16 was used and a 35.0% control premium was used based on the Company's review of transactions observable in the market place that were determined to be comparable. The results of the equally weighted fair value analyses exceeded the carrying value of the SC reporting unit by 5.3%, indicating that the SC reporting unit was not considered to be impaired. Management continues to monitor SC's stock price, along with changes in the financial position and results of operations that would impact the reporting unit's carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $996.5 million at December 31, 2016, compared to $1.0 billion at December 31, 2015. The decrease in total premises and equipment was primarily due to accumulated depreciation which increased $243.8 million from December 31, 2015 to December 31, 2016. The increase in accumulated depreciation was offset by increases in computer software of $128.1 million related to software and license purchases and increased information technology ("IT") services as well as increases in furniture, fixtures and equipment and leasehold improvements of $44.0 million and $32.4 million, respectively.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $430.5 million at December 31, 2016 and $230.6 million at December 31, 2015. The $200.0 million increase for the year ended December 31, 2016 was primarily due to a $667.7 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions; a $124.0 million decrease in the deferred tax asset established for SC loan mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475; a $67.7 million increase in deferred tax liabilities related to unremitted foreign earnings of a subsidiary of SC, and a $29.7 million increase in net deferred tax liabilities related to other temporary differences; partially offset by a $671.6 million increase in deferred tax assets related to net operating loss carryforwards and tax credits; and a $17.5 million increase in the deferred tax asset for unrealized gains and losses included in other comprehensive income. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that decision. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the decision of the Federal District Court. Pursuant to the First Circuit's judgment, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The court ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court’s decision.

In response to the First Circuit's judgment, the Company used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.0 million tax reserve in relation to items that have not yet been determined by the courts. The Company believes that this reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.0 million to no change.

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

OTHER ASSETS

Other assets at December 31, 2016 were $1.9 billion, compared to $2.1 billion at December 31, 2015. The decrease in other assets was primarily due to decreases in income tax receivables, partially offset by activity in miscellaneous assets and receivables and derivative assets.

Income tax receivables decreased $339.5 million, primarily due to the decrease in accrued federal tax receivables.

The decrease above was partially offset by increases in miscellaneous assets and receivables of $93.4 million, primarily due to increases in capitalized lease equipment, and in derivative assets of $30.7 million, primarily related to an increase in capital markets trading due to fluctuations in mark-to-market valuations.

DEPOSITS AND OTHER CUSTOMER ACCOUNTS

The Company's banking subsidiaries attract deposits within their primary market areas by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit ("CDs") and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

During the second quarter of 2016, there was a $1.2 billion reclassification of interest-bearing demand deposits to noninterest-bearing demand deposits. This was due to the end of a promotional product offered by the Company.

Total deposits and other customer accounts increased $1.7 billion from December 31, 2015 to December 31, 2016. This increase was primarily comprised of increases in non-interest-bearing demand deposits of $2.5 billion, or 19.3%, and money market accounts of $74.6 million, or 0.3%. These increases were offset by a decrease in interest-bearing deposit accounts of $426.2 million, or 3.6%, and CDs of $470.5 million, or 4.9%, primarily due to the shift in deposits to non-interest bearing demand deposits money market accounts. The Company continues to focus its efforts on attracting and increasing lower-cost deposits. The cost of deposits was 0.53% and 0.55% for the years ended December 31, 2016 and December 31, 2015, respectively.

Time deposits of greater than $250,000 totaled $1.8 billion and $2.5 billion at December 31, 2016 and December 31, 2015, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2016 were $43.5 billion, compared to $49.8 billion at December 31, 2015. Total borrowings decreased $6.3 billion, primarily due to a decrease of $7.9 billion in FHLB advances and the maturity of $475.7 million in the Parent Company's senior notes. This was offset by $1.6 billion and $0.9 billion of new debt issued by the Parent Company and SC, respectively. See further detail on borrowings activity in Note 11 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2016	2015
	(in thousands)
Parent Company & other IHC entities borrowings and other debt obligations
Parent Company senior notes:
Balance	$4,184,644	$3,061,157
Weighted average interest rate at year-end	3.35%	3.89%
Maximum amount outstanding at any month-end during the year	$5,680,872	$3,668,312
Average amount outstanding during the year	$4,215,926	$2,619,067
Weighted average interest rate during the year	3.40%	3.74%
IHC entity subordinated notes:
Balance	$40,457	$40,549
Weighted average interest rate at year-end	2.00%	2.00%
Maximum amount outstanding at any month-end during the year	$40,457	$40,549
Average amount outstanding during the year	$40,503	$40,549
Weighted average interest rate during the year	2.00%	2.00%
Junior subordinated debentures to capital trusts:
Balance	$233,871	$233,819
Weighted average interest rate at year-end	4.34%	4.13%
Maximum amount outstanding at any month-end during the year	$233,871	$233,819
Average amount outstanding during the year	$233,845	$233,792
Weighted average interest rate during the year	4.35%	4.10%
Short-term borrowings:
Balance	$279,004	$701,930
Weighted average interest rate at year-end	0.35%	0.50%
Maximum amount outstanding at any month-end during the year	$701,930	$701,930
Average amount outstanding during the year	$490,467	$701,930
Weighted average interest rate during the year	0.35%	0.50%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2016	2015
	(in thousands)
Bank borrowings and other debt obligations
REIT preferred:
Balance	$156,457	$154,930
Weighted average interest rate at year-end	13.46%	13.66%
Maximum amount outstanding at any month-end during the year	$156,457	$154,930
Average amount outstanding during the year	$155,678	$154,155
Weighted average interest rate during the year	13.46%	13.59%
Bank senior notes:
Balance	$997,848	$995,796
Weighted average interest rate at year-end	2.18%	2.01%
Maximum amount outstanding at any month-end during the year	$997,848	$997,808
Average amount outstanding during the year	$996,769	$966,584
Weighted average interest rate during the year	2.12%	2.01%
Bank subordinated notes:
Balance	$498,882	$498,175
Weighted average interest rate at year-end	8.92%	8.92%
Maximum amount outstanding at any month-end during the year	$498,882	$498,175
Average amount outstanding during the year	$498,504	$497,830
Weighted average interest rate during the year	8.92%	8.92%
Term loans:
Balance	$151,515	$161,243
Weighted average interest rate at year-end	7.08%	6.48%
Maximum amount outstanding at any month-end during the year	$161,352	$170,724
Average amount outstanding during the year	$154,412	$163,979
Weighted average interest rate during the year	6.07%	6.09%
Securities sold under repurchase agreements:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$0
Average amount outstanding during the year	$0	$2,877
Weighted average interest rate during the year	—%	0.32%
Federal funds purchased:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$100,000	$100,000
Average amount outstanding during the year	$273	$11,658
Weighted average interest rate during the year	0.36%	0.16%
FHLB advances:
Balance	$5,950,000	$13,885,000
Weighted average interest rate at year-end	0.85%	1.40%
Maximum amount outstanding at any month-end during the year	$13,785,000	$13,885,000
Average amount outstanding during the year	$9,465,970	$10,208,082
Weighted average interest rate during the year	1.34%	1.78%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2016	2015
	(in thousands)
SC borrowings and other debt obligations
Revolving credit facilities:
Balance	$9,414,817	$9,202,779
Weighted average interest rate at year-end	2.36%	1.81%
Maximum amount outstanding at any month-end during the year	$10,864,269	$11,413,550
Average amount outstanding during the year	$9,920,858	$10,116,963
Weighted average interest rate during the year	2.36%	2.20%
Public securitizations:
Balance	$13,444,543	$12,679,987
Weighted average interest rate range at year-end	0.89% - 2.46%	0.89% - 2.29%
Maximum amount outstanding at any month-end during the year	$14,202,169	$13,619,087
Average amount outstanding during the year	$13,146,712	$12,896,163
Weighted average interest rate during the year	2.53%	1.82%
Privately issued amortizing notes:
Balance	$8,172,407	$8,213,217
Weighted average interest rate range at year-end	0.88% - 2.86%	0.88% - 2.81%
Maximum amount outstanding at any month-end during the year	$8,786,543	$8,213,217
Average amount outstanding during the year	$8,263,205	$6,960,713
Weighted average interest rate during the year	2.34%	1.48%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	December 31, 2016	December 31, 2015
	(in thousands)
Accrued interest	$130,098	$128,647
Accrued federal/foreign/state tax credits	122,843	217,466
Deposits payable	96,596	105,532
Expense accruals	653,938	565,882
Payroll/tax benefits payable	353,790	374,302
Accounts payable	291,768	162,679
Miscellaneous payable	1,172,679	1,223,005
Total accrued expenses	$2,821,712	$2,777,513

Accrued expenses increased $44.2 million, or 1.6%, from December 31, 2015 to December 31, 2016. The increase in accrued expenses was primarily due to an increase in accounts payable of $129.1 million due to a rise in customer money payable accounts and an increase in payroll and litigation accruals of $88.1 million at December 31, 2016 compared to December 31, 2015. This was partially offset by a decrease in income tax payable of $94.6 million, and a decrease in miscellaneous payables of $50.3 million driven by a fall in derivative unrealized losses from December 31, 2015 to December 31, 2016.

Other Liabilities

	December 31, 2016	December 31, 2015
	(in thousands)
Total derivative activity	$348,941	$339,730
Official checks and money orders in process	140,607	110,258
Deferred gains/credits	30,096	46,064
Reserve for unfunded commitments	122,417	149,022
Nostro credit	128,524	5,335
Miscellaneous liabilities	40,287	18,085
Total other liabilities	$810,872	$668,494

Other liabilities increased $142.4 million, or 21.3%, from December 31, 2015 to December 31, 2016. The increase in other liabilities was primarily related to an increase in Nostro credit, which is a clearing account for securities transactions entered into on the behalf of customers, of $123.2 million, and an increase in derivative activity of $9.2 million due to fluctuations in mark-to-market valuations. These increases were offset by a decrease in the reserve for unfunded commitments of $26.6 million associated with off-balance sheet lending commitments.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 19 to the Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders totaling $14.6 million for the years ended December 31, 2016, 2015 and 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The shares of Series C Preferred Stock are redeemedable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share(equivalent to $25 per depository share), subject to the prior approval of the OCC. As of December 31, 2016, no shares of the Series C Preferred Stock had been redeemed.

In August 2010, Santander BanCorp, a subsidiary of the Company, issued 3.0 million shares of Series B preferred stock, $25 par value, designated as the 8.75% noncumulative preferred stock to an affiliate. The shares of the Series B preferred stock are redeemable in whole or in part for cash on or after September 30, 2015, and semiannually thereafter on each March 31 and September 30 at the option of Santander BanCorp, with the consent of the FDIC and any other applicable regulatory authority. Dividends on the Series B preferred stock are payable when, as and if, declared by the Board of Directors of Santander BanCorp. On March 31, 2016, the 3.0 million shares of the Series B preferred stock were redeemed.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment and to maintain appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through retention of quarterly earnings and RWA optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2016 and December 31, 2015, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

For a discussion of Basel III, which became effective for SHUSA and the Bank on January 1, 2015, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

The FDIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends on its capital levels in relation to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. The OCC's prior approval would be required if the Bank were notified by the OCC that it is a problem institution or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the year ended December 31, 2016.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2016:

	BANK

	December 31, 2016	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	16.17%	6.50%	4.50%
Tier 1 capital ratio	16.17%	8.00%	6.00%
Total capital ratio	17.39%	10.00%	8.00%
Leverage ratio	12.34%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III transitional basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	SHUSA

	December 31, 2016	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	14.51%	6.50%	4.50%
Tier 1 capital ratio	16.14%	8.00%	6.00%
Total capital ratio	18.00%	10.00%	8.00%
Leverage ratio	12.52%	5.00%	4.00%

(2) As defined by Federal Reserve regulations. Presentation under a Basel III phased in basis.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has over $5.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the year ended December 31, 2016, SC completed on-balance sheet funding transactions totaling approximately $13.0 billion, including:

•	three securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $3.4 billion;

•	issuances of retained bonds on its SDART platform for $429.0 million;

•	three securitizations on its DRIVE, deeper subprime platform for $3.1 billion;

•	a securitization on its Chrysler Capital Auto Receivables Trust ("CCART") platform for $945.0 million;

•	nine private amortizing lease facilities for $2.0 billion;

•	four top-ups of private amortizing lease facilities for $1.4 billion; and

•	four private amortizing loan facilities for $1.7 billion.

SC also completed $4.6 billion in asset sales, which consisted of $2.8 billion of recurring monthly sales with its third party flow partners, an off-balance sheet CCART securitization of $886.0 million, and a sale of personal lending assets of $869.3 million. Additionally, the Company completed several sales of charged off assets totaling $65.0 million in proceeds.

For information regarding SC's debt, see Note 11 to the Consolidated Financial Statements.

IHC

SIS entered into a two-year revolving subordinated loan agreement with Santander effective June 8, 2015, not to exceed $290.0 million in the aggregate, with a maturity date of June 8, 2017.

BSI's primary sources of liquidity are from customer deposits and deposits from affiliated banks.

Banco Santander Puerto Rico's primary sources of liquidity include core deposits, FHLB borrowings, wholesale and broker deposits, and liquid investment securities.

Institutional borrowings

The Company regularly projects its funding needs under various stress scenarios, and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash, unencumbered liquid assets, and capacity to borrow at the FHLB and the FRB’s discount window.

Available Liquidity

As of December 31, 2016, the Bank had approximately $21.7 billion in committed liquidity from the FHLB and the FRB. Of this amount, $14.6 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2016 and December 31, 2015, liquid assets (cash and cash equivalents and LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $21.1 billion and $25.5 billion, respectively. These amounts represented 31.4% and 38.8% of total deposits at December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, the Bank, Banco Santander International and Banco Santander Puerto Rico had $1.1 billion, $3.5 billion, and $979.2 million, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Santander Investment Securities Inc. has committed liquidity of $290.0 million from Santander, all of which was unused as of December 31, 2016.

Banco Santander Puerto Rico has $908.5 million in committed liquidity from the FHLB, all of which was unused as of December 31, 2016 as well as $282.3 million in liquid assets aside from cash unused as of December 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$5,101,674	$5,082,953	$4,424,946
Net cash provided by / (used in) investing activities	356,752	(16,675,016)	(14,409,853)
Net cash (used in) / provided by financing activities	(4,869,574)	14,148,948	6,634,574

Cash provided by operating activities

Net cash provided by operating activities was $5.1 billion for the year ended December 31, 2016, which is comprised of net income of $0.6 billion, $5.9 billion in proceeds from sales of LHFS, $1.1 billion in depreciation, amortization and accretion and $3.0 billion of provisions for credit losses, partially offset by $6.2 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $5.1 billion for the year ended December 31, 2015, which was comprised of net loss of $3.1 billion, $4.1 billion of provisions for credit losses, $6.9 billion in proceeds from sales of LHFS, and $1.7 billion in proceeds from sales of trading securities, partially offset by $7.7 billion of originations of LHFS, net of repayments.

Cash used in investing activities

For the year ended December 31, 2016, net cash provided by investing activities was $0.4 billion, primarily due $17.0 billion of available-for-sale investment securities sales, maturities and prepayments, $1.7 billion in proceeds from sales of LHFI, and $2.4 billion in proceeds from sales of leased vehicles partially offset by $12.2 billion of purchases of investment securities available-for-sale, $5.6 billion in leased vehicle purchases, and $1.8 billion in normal loan activity .

For the year ended December 31, 2015, net cash used in investing activities was $16.7 billion, primarily due to $13.6 billion of purchases of investment securities available-for-sale, $9.4 billion in normal loan activity, and $5.8 billion in leased vehicle purchases, partially offset by $8.8 billion of investment sales, maturities and repayments and $2.0 billion in proceeds from sales of leased vehicles.

Cash provided by financing activities

For the year ended December 31, 2016, net cash used in financing activities was $4.9 billion, which was primarily due to a decrease in net borrowing activity of $6.4 billion, partially offset by a $1.7 billion increase in deposits.

Net cash provided by financing activities for the year ended December 31, 2015 was $14.1 billion, which was primarily due to an increase in deposits of $3.4 billion and an increase in net borrowing activity of $10.6 billion.

See the Consolidated Statements of Cash Flows ("SCF") for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Facilities

SC uses warehouse lines to fund its originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. SC's warehouse lines generally are backed by auto RICs and, in some cases, leases or personal loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily funding forecasts for originations, acquisitions, and other large outflows, such as tax payments in order to balance the desire to minimize funding costs with its liquidity needs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC's warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of SC's warehouse lines, delinquency and net loss ratios are calculated with respect to its serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lenders could elect to declare all amounts outstanding under the agreement be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.

SC has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of December 31, 2016 and December 31, 2015, there was an outstanding balance on these facilities of $3.7 billion and $2.9 billion, respectively. One of the facilities can be used exclusively for loan financing, and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

SC also obtains financing through two investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2016, there was an outstanding balance of $743.0 million under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch (“Santander NY"), Santander provides SC with $3.0 billion of long-term committed revolving credit facilities.

The facilities offered through Santander NY are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2017 and 2018. These facilities currently permit unsecured borrowing, but generally are collateralized by RICs as well as securitization notes payable and residuals owned by SC. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

During 2016, when the facilities offered through Santander NY were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $2.4 billion and $3.7 billion under these facilities during the years ended December 31, 2016 and 2015, respectively. The maximum outstanding balance during each period was $3.0 billion and $4.4 billion, respectively.

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $7.3 billion and $13.7 billion at December 31, 2016 and December 31, 2015, respectively.

In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC obtains long-term funding for its receivables through securitizations in the ABS market. ABS provides an attractive source of funding due to the cost efficiency of the market, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SC may choose to issue floating rate securities based on market conditions; in such cases, SC generally executes hedging arrangements outside of the securitization trust (the “Trust") to lock in its cost of funds. Because of prevailing market rates, SC did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SC was the largest issuer of retail auto ABS every year from 2011 through 2015, and has issued a total of over $53 billion in retail auto ABS since 2010.

SC executes each securitization transaction by selling receivables to Trusts that issue ABS to investors. In order to attain specified credit ratings for each class of bonds, these securitization transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and overcollateralization, under which more receivables are transferred to the Trusts than the amount of ABS issued by the Trusts.

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt in the Trusts, increasing overcollateralization until the targeted percentage level of assets has been reached. Once the targeted percentage level of overcollateralization is reached and maintained, excess cash flows generated by the Trusts are released to SC as distributions from the Trusts. SC also receives monthly servicing fees as servicer for the Trusts. SC's securitizations may require an increase in credit enhancement levels if cumulative net losses exceed a specified percentage of the pool balance. None of SC's securitizations has cumulative net loss percentages above their respective limits.

SC's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are considered VIEs that meet the requirements to be consolidated in SC's financial statements. Following a securitization, the finance receivables and notes payable related to the securitized RICs remain on SC's Consolidated Balance Sheet. SC recognizes finance and interest income and fee income, as well as provisions for credit losses, on the collateralized RICs, and interest expense on the ABS issued. While these Trusts are consolidated in SC's financial statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, available only to satisfy the notes payable related to the securitized RICs, and not available to SC's creditors or other subsidiaries.

ABS credit spreads have been widening, beginning in the second half of 2015 and continuing into 2016. However beginning in the second quarter of 2016 and through the end of the year, ABS credit spreads have improved through strong market demand. SC completed eight securitizations in 2016, in addition to issuing several retained bonds on existing securitizations. SC currently has 35 securitizations outstanding in the market with a cumulative ABS balance of approximately $14.4 billion. SC's securitizations generally have several classes of notes, with principal paid sequentially based on seniority, and any excess spread distributed to the residual holder. SC generally retains the lowest bond class and the residual, except in the case of off-balance sheet securitizations, which are described further below. SC uses the proceeds from securitization transactions to repay borrowings outstanding under its credit facilities, originate and acquire loans and leases, and for general corporate purposes. SC generally exercises clean-up call options on its securitizations when the collateral pool balance reaches 10% of its original balance.

SC also periodically privately issues amortizing notes in transactions that are structured similarly to its public and Rule 144A securitizations, but are issued to banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs, loans and leases.

Off-Balance Sheet Financing

SC periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Consolidated Balance Sheets. In April and November 2016, SC executed a Chrysler Capital securitization for which it has not sold the residual and, as a result, has retained the associated assets and bonds on its Consolidated Balance Sheet.

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

The primary use of liquidity for Banco Santander International is to meet customer liquidity requirements, such as loan financing, maturing deposits, investment activities and fund transfers, and for payment of the entity's operating expenses.

Banco Santander Puerto Rico uses liquidity for funding loan commitments, satisfying deposit withdrawal requests, and repayments of borrowings.

Dividends and Stock Issuances

At December 31, 2016, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the year ended December 31, 2016 on the Company's common stock. On January 19, 2017, SHUSA's Board of Directors declared a cash dividend on the Company's preferred stock of $0.45625 per share, which was paid on February 15, 2017 to shareholders of record as of the close of business on February 1, 2017 for SHUSA's Series C Non-Cumulative Perpetual Preferred Stock. As of December 31, 2016, the Company had 530,391,043 of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$5,961,159	$4,248,485	$1,712,674	$—	$—
Notes payable - revolving facilities	9,414,817	2,717,452	6,697,365	—	—
Notes payable - secured structured financings	21,660,062	1,878,807	5,022,692	9,785,771	4,972,792
Other debt obligations (1) (2)	4,533,226	1,118,573	2,987,415	331,665	95,573
Junior subordinated debentures due to capital trust entities (1) (2)	237,965	237,965	—	—	—
CDs (1)	8,538,043	6,643,692	1,053,776	840,575	—
Non-qualified pension and post-retirement benefits	128,328	12,903	26,203	25,396	63,826
Operating leases(3)	725,035	116,087	238,835	146,474	223,639
Total contractual cash obligations	$51,198,635	$16,973,964	$17,738,960	$11,129,881	$5,355,830

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

During 2016, the Bank terminated $3.8 billion of FHLB advances. As a consequence, the Company incurred costs of $114.2 million through a loss on debt extinguishment.

In February 2016, SHUSA issued a $1.5 billion of senior unsecured floating rate notes with a maturity of August 2017 to Santander. As of December 31, 2016 the Company repaid this note at par with no prepayment penalty.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On May 23, 2016, the Company issued $1.0 billion in aggregate principal amount of its 2.70% Senior Notes due May 2019 and $600 million in aggregate principal amount of its senior floating rate notes due November 2017, which have a floating rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 145 basis points.

Excluded from the above table are deposits of $58.1 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 19 to the Consolidated Financial Statements.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of loans that it purchases on a periodic basis when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives.

SC has extended revolving lines of credit to certain auto dealers. Under these arrangements, SC is committed to lend up to each dealer's established credit limit. At December 31, 2016, there was an outstanding balance of $2.5 million and a committed amount of $2.9 million.

Under terms of agreements with LendingClub, SC was previously committed to purchase, at a minimum, the lesser of $30.0 million per month or 50% of the lending platform company's aggregate "near-prime" (as that term is defined in the agreements) originations. This commitment could be reduced or canceled with 90 days' notice. In October 2015, SC gave notice of termination of its agreement with LendingClub and, accordingly, ceased originations on this platform in January 2016.

In April 2013, SC entered into certain agreements with Bluestem. The terms of the agreements include a commitment by SC to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and, based on an amendment in June 2014, renewable through April 2022 at Bluestem's option.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. SC is required to make a monthly profit-sharing payment to Bluestem. Although SC has classified loans originated under this agreement as held for sale, it continues to perform in accordance with the terms and operative provisions of these agreements. SC expects seasonal origination volumes to remain consistent with historical trends.

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

Other

On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, Mr. Dundon became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

As of December 31, 2016, SC has not made any payments to Mr. Dundon arising from or pursuant to the terms of the separation agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

The Company entered into a separation agreement with Mr. Dundon, DDFS, and Santander related to his departure from SC. Pursuant to the separation agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS ("the DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014 (the "Shareholders Agreement"). Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS Shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander (the "Loan Agreement"). In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan, which as of December 31, 2015, had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS LLC are pledged as collateral under a related pledge agreement. Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300.0 million revolving loan which as of December 31, 2016 and 2015 had an unpaid principal balance of approximately $290.0 million and $290.0 million, respectively. Pursuant to the Loan Agreement, 29,598,506 shares of SC common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the "Pledge Agreement"). The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $928.3 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

Pursuant to the Loan Agreement, if at any time the value of SC Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the Loan Agreement, DDFS has an obligation to either (a) repay a portion of the outstanding principal amount such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of SC Common Stock such that the value of the additional shares of SC Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the Loan Agreement, and DDFS has not taken any of the collateral posting actions described in clauses (a) or (b) above. If Santander declares the borrower’s obligations under the Loan Agreement due and payable as a result of an event of default (including with respect to the collateral posting obligations described above), under the terms of the Loan Agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the right to consummate the Call Transaction at the price specified in the Shareholders Agreement. If the borrower fails to pay its obligations under the Loan Agreement when due, including because of Santander’s declaration of such obligations as due and payable as a result of an event of default, a higher default interest rate will apply to such overdue amounts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with, and pursuant to, the separation agreement, on July 2, 2015, DDFS LLC and Santander entered into an amendment to the Loan Agreement and an amendment to the Pledge Agreement that provide, among other things, that the outstanding balance under the Loan Agreement will become due and payable upon the consummation of the Call Transaction and that the amount otherwise payable to DDFS under the Call Transaction will be reduced by the amount outstanding under the Loan Agreement, including principal, interest and fees, and further that any net cash proceeds received by DDFS on account of sales of SC Common Stock after the Call End Date are applied to the outstanding balance under the Loan Agreement.

On August 31, 2016, Mr. Dundon, DDFS LLC, SC, Santander and SHUSA entered into a Second Amendment to the Separation Agreement, and Mr. Dundon, DDFS LLC, Santander and SHUSA entered into a Third Amendment to the Shareholders Agreement, whereby the price per share to be paid to DDFS LLC in connection with the Call Transaction was reduced from $26.83 to $26.17, the arithmetic mean of the daily volume-weighted average price for a share of SC common stock for each of the ten consecutive complete trading days immediately prior to July 2, 2015, the date on which the call option was exercised.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2016:

If interest rates changed in parallel by the amounts below at December 31, 2016	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(2.14)%
Up 100 basis points	2.36%
Up 200 basis points	4.36%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2016 and December 31, 2015.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2016	December 31, 2015
Down 100 basis points	(1.23)%	(3.43)%
Up 100 basis points	(0.76)%	0.60%
Up 200 basis points	(2.50)%	(0.11)%

As of December 31, 2016, the Company’s MVE profile showed a decrease of 1.23% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.76% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

Through the Company’s capital markets and mortgage banking activities, it is subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, SHUSA's Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 9 to the Consolidated Financial Statements.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 14 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presented selected quarterly consolidated financial data (unaudited):

	THREE MONTHS ENDED(1)
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

	(in thousands)
Total interest income	$1,931,625	$1,970,948	$2,029,409	$2,057,769	$2,019,498	$2,020,507	$2,110,235	$1,987,376
Total interest expense	348,738	349,832	364,522	361,967	336,199	307,923	305,536	286,552
Net interest income	1,582,887	1,621,116	1,664,887	1,695,802	1,683,299	1,712,584	1,804,699	1,700,824
Provision for credit losses	779,585	687,913	613,778	898,449	1,075,045	954,060	981,685	1,068,953
Net interest income after provision for credit loss	803,302	933,203	1,051,109	797,353	608,254	758,524	823,014	631,871
Gain/(loss) on investment securities, net	(376)	(179)	30,798	27,260	1,261	(2,594)	10,980	9,180
Total fees and other income	616,948	726,507	688,839	665,908	601,955	808,230	795,265	671,940
General and administrative expenses	1,352,618	1,279,340	1,264,872	1,225,381	1,340,110	1,172,326	1,141,369	1,070,595
Other expenses	64,258	45,970	77,169	76,586	4,543,525	34,064	34,205	36,880
Total expenses	1,416,876	1,325,310	1,342,041	1,301,967	5,883,635	1,206,390	1,175,574	1,107,475
Income/(loss) before income taxes	2,998	334,221	428,705	188,554	(4,672,165)	357,770	453,685	205,516
Income tax provision/(benefit)	(26,977)	108,576	153,256	78,860	(1,016,517)	217,872	144,281	54,606
Net income/(loss) before noncontrolling interest	$29,975	$225,645	$275,449	$109,694	$(3,655,648)	$139,898	$309,404	$150,910

(1) All prior periods have been recast to disclose the results of the IHC. Refer to FN 1 for additional information.

2016 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2016 of $30.0 million, compared to a net income of $225.6 million for the third quarter of 2016 and a loss of $3.7 billion for the fourth quarter of 2015. The decrease in net income between the third and fourth quarter of 2016 was primarily related to an increase in the provision for credit losses and an increase in general and administrative expenses. The increase in net income between the fourth quarter of 2016 and the fourth quarter of 2015 is primarily the result of an impairment on goodwill that was recognized in the fourth quarter of 2015.

During the fourth quarter of 2016, the Company had a net loss on investment securities of $0.4 million, compared to a net loss of $0.2 million during the third quarter of 2016 and a net gain of $1.3 million during the fourth quarter of 2015. The net loss on investment securities for the fourth quarter of 2016 was primarily due to customer facilitation trading gain/loss at SIS.

The provision for credit losses was $779.6 million during the fourth quarter of 2016, compared to $687.9 million during the third quarter of 2016 and $1.1 billion during the fourth quarter of 2015. The increase in the provision for credit losses from the third quarter of 2016 to the fourth quarter of 2016 was primarily due to higher charge-offs in accordance with seasonality. The decrease in the provision from the fourth quarter of 2015 to the fourth quarter of 2016 was primarily due the impacts of purchase accounting on the retail installment contract portfolio which resulted in higher provisions during 2015 and lower provisions during 2016. Further information about the accounting for these portfolios is included in Note 1 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total fees and other income during the fourth quarter of 2016 were $616.9 million, compared to $726.5 million for the third quarter of 2016 and $602.0 million for the fourth quarter of 2015. The decrease from the third quarter of 2016 to the fourth quarter of 2016 was primarily due to subsequent markdowns to the fair value of the personal unsecured LHFS portfolio during the fourth quarter of 2016.

General and administrative expenses for the fourth quarter of 2016 were $1.4 billion, compared to $1.3 billion for the third quarter of 2016 and $1.3 billion for the fourth quarter of 2015. The increase in the fourth quarter of 2016 compared to the third quarter of 2016 and the fourth quarter of 2015, was primarily due to an increase in consulting expenses in the fourth quarter of 2016 compared to the third quarter of 2016 and the fourth quarter of 2015. In addition, there is an increase in lease expenses from the continued growth in the Company's lease portfolio over the year.

Other expenses for the fourth quarter of 2016 were $64.3 million, compared to $46.0 million for the third quarter of 2016 and $4.5 billion in the fourth quarter of 2015. The increase in other expenses in the fourth quarter of 2016 compared to the third quarter of 2016 relates to a loss on debt extinguishment in the fourth quarter of 2016. The decrease from the fourth quarter of 2015 to the fourth quarter of 2016 primarily related to a $4.5 billion goodwill impairment charge in the fourth quarter of 2015.

Income tax benefit for the fourth quarter of 2016 was $27.0 million, compared to an income tax provision of $108.6 million in the third quarter of 2016 and an income tax benefit of $1.0 billion in the fourth quarter of 2015. The variance between the income tax provision for the third quarter of 2016 and the fourth quarter of 2016 is primarily due to decreases in net taxable income, the components of which are discussed above. The decrease between the fourth quarter of 2015 and the fourth quarter of 2016 was primarily due to an increase in net taxable income, resulting from a $4.5 billion goodwill impairment charge in the fourth quarter of 2015.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, MD&A of Financial Condition and Results of Operations — Asset and Liability Management above.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Santander Holdings USA, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to the Company’s control environment, as well as material weaknesses related to the control environment, risk assessment, control activities and monitoring at the Company’s consolidated subsidiary Santander Consumer USA, Inc. (“SC”); application of effective interest method for accretion at SC; methodology to estimate credit loss allowance at SC; loans modified as TDRs at SC; development, approval, and monitoring of models used to estimate the credit loss allowance at SC; identification, governance, and monitoring of models used to estimate accretion at SC; review of new, unusual or significant transactions at SC; review of statement of cash flows and footnotes; and goodwill impairment assessment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the accompanying consolidated balance sheet of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income/(loss), stockholder's equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the consolidated financial statements, in 2016 the Company recognized a change in reporting entity due to a merger of entities under common control and the 2015 and 2014 consolidated financial statements reflect retrospective application for the change in reporting entity. As discussed in Note 25 to the consolidated financial statements, the accompanying 2015 and 2014 consolidated financial statements have been restated to correct misstatements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

April 14, 2016 (December 7, 2016 as to the effects of the restatement discussed in Note 25 and March 20, 2017 as to the effects of the change in reporting entity for a merger of entities under common control discussed in Note 24, the change in reportable segments discussed in Note 23, and the retrospective adoption of ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) discussed in Note 1)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Cash and cash equivalents	$10,035,859	$9,447,007
Investment securities:
Available-for-sale at fair value	17,024,225	21,741,172
Held-to-maturity (fair value of $1,635,413 as of December 31, 2016)	1,658,644	—
Trading securities	1,630	248
Other investments	730,831	1,027,363
Loans held-for-investment (1) (5)	85,819,785	87,025,786
Allowance for loan and lease losses (5)	(3,814,464)	(3,246,145)
Net loans held-for-investment	82,005,321	83,779,641
Loans held-for-sale (2)	2,586,308	3,190,067
Premises and equipment, net (3)	996,498	1,034,462
Operating leases, net (5)(6)	9,747,223	8,397,413
Accrued interest receivable (5)	599,321	635,331
Equity method investments	255,344	266,569
Goodwill	4,454,925	4,454,925
Intangible assets, net	597,244	667,276
Bank-owned life insurance	1,767,101	1,727,267
Restricted cash (5)	3,016,948	2,630,508
Other assets (4) (5)	1,893,101	2,107,583
TOTAL ASSETS	$137,370,523	$141,106,832
LIABILITIES
Accrued expenses and payables	$2,821,712	$2,777,513
Deposits and other customer accounts	67,240,690	65,583,428
Borrowings and other debt obligations (5)	43,524,445	49,828,582
Advance payments by borrowers for taxes and insurance	163,498	171,137
Deferred tax liabilities, net	430,548	230,578
Other liabilities (5)	810,872	668,494
TOTAL LIABILITIES	114,991,765	119,259,732
STOCKHOLDER'S EQUITY
Preferred stock(7)	195,445	270,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2016 and December 31, 2015)	16,599,497	16,629,822
Accumulated other comprehensive loss	(193,208)	(170,530)
Retained earnings	3,020,149	2,672,393
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,621,883	19,402,130
Noncontrolling interest	2,756,875	2,444,970
TOTAL STOCKHOLDER'S EQUITY	22,378,758	21,847,100
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$137,370,523	$141,106,832

(1) Loans held-for-investment ("LHFI") includes $217.2 million and $335.4 million of loans recorded at fair value at December 31, 2016 and December 31, 2015, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $1.2 billion and $970.8 million at December 31, 2016 and December 31, 2015, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $150.3 million and $151.5 million at December 31, 2016 and December 31, 2015, respectively, for which the Company has elected the FVO. See Note 9 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 7 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.8 billion and $1.9 billion at December 31, 2016 and December 31, 2015, respectively.
(7) Series C preferred stock has no par value, $25,000 liquidation preference; 7,500,000 shares authorized, 8,000 shares outstanding at December 31, 2016 and 2015. Series B preferred stock had $25 par value, zero and 3,000,000 shares authorized, zero and 3,000,000 shares outstanding at December 31, 2016 and 2015, respectively.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
INTEREST INCOME:
Loans	$7,611,347	$7,732,022	$7,007,577
Interest-earning deposits	57,361	21,745	24,992
Investment securities:
Available-for-sale	284,796	331,379	261,017
Held-to-maturity	3,526	—	—
Other investments	32,721	52,470	37,156
TOTAL INTEREST INCOME	7,989,751	8,137,616	7,330,742
INTEREST EXPENSE:
Deposits and other customer accounts	277,022	289,145	238,565
Borrowings and other debt obligations	1,148,037	947,065	849,077
TOTAL INTEREST EXPENSE	1,425,059	1,236,210	1,087,642
NET INTEREST INCOME	6,564,692	6,901,406	6,243,100
Provision for credit losses	2,979,725	4,079,743	2,459,998
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,584,967	2,821,663	3,783,102
NON-INTEREST INCOME:
Consumer fees	499,591	495,727	424,182
Commercial fees	190,248	216,057	212,475
Mortgage banking income, net	63,790	108,569	205,060
Equity investment (expense)/income, net	(11,054)	(8,818)	8,514
Bank-owned life insurance	57,796	57,913	60,278
Capital market revenue	190,647	141,667	182,453
Lease income	1,839,307	1,482,850	789,265
Miscellaneous (expense)/income, net (1)	(132,123)	383,425	732,827
TOTAL FEES AND OTHER INCOME	2,698,202	2,877,390	2,615,054
Other-than-temporary impairment recognized in earnings	(44)	(1,092)	—
Gain on change in control	—	—	2,417,563
Net gain on sale of investment securities	57,547	19,919	26,845
Net gain recognized in earnings	57,503	18,827	2,444,408
TOTAL NON-INTEREST INCOME	2,755,705	2,896,217	5,059,462
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	1,719,645	1,598,497	1,444,193
Occupancy and equipment expenses	618,597	591,569	524,299
Technology expense	245,321	220,984	203,551
Outside services	285,900	295,676	235,474
Marketing expense	112,858	85,205	59,135
Loan expense	415,267	384,051	339,388
Lease expense	1,305,712	1,121,531	595,468
Other administrative expenses	418,911	426,887	375,665
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,122,211	4,724,400	3,777,173
OTHER EXPENSES:
Amortization of intangibles	70,034	79,921	105,412
Deposit insurance premiums and other expenses	77,976	61,503	61,152
Loss on debt extinguishment	114,232	—	127,063
Investment expense on qualified affordable housing projects	1,741	155	—
Impairment of capitalized software	—	—	64,546
Impairment of goodwill	—	4,507,095	—
TOTAL OTHER EXPENSES	263,983	4,648,674	358,173
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	954,478	(3,655,194)	4,707,218
Income/(benefit) tax provision	313,715	(599,758)	1,673,123
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	640,763	(3,055,436)	3,034,095
LESS: NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	277,879	(1,653,719)	464,648
NET INCOME/(LOSS) ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$362,884	$(1,401,717)	$2,569,447
(1) Includes $399.3 million loss incurred lower of cost or market adjustment on a portion of the Company's unsecured loan portfolio held for sale.
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
NET INCOME/(LOSS) INCLUDING NONCONTROLLING INTEREST	$640,763	$(3,055,436)	$3,034,095
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1)	9,856	(2,321)	25,163
Net unrealized (losses)/gains on available-for-sale investment securities, net of tax	(34,812)	(44,102)	148,916
Pension and post-retirement actuarial gains/ (losses), net of tax	2,278	4,160	(24,452)
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	(22,678)	(42,263)	149,627
COMPREHENSIVE INCOME/(LOSS)	618,085	(3,097,699)	3,183,722
NET INCOME/(LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	277,879	(1,653,719)	464,648
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$340,206	$(1,443,980)	$2,719,074

(1) Excludes $10.8 million of other comprehensive income attributable to non-controlling interest ("NCI") for the year ended December 31, 2016. There was no material other comprehensive income attributable to NCI for the year ended December 31, 2015 or December 31, 2014.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2014	520,307	$270,445	$14,110,840	$(277,894)	$1,546,974	$—	$15,650,365
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	149,627	2,569,447	—	2,719,074
Net income attributable to noncontrolling interest	—	—	—	—	—	464,648	464,648
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	(752)	—	—	124,968	124,216
Santander Consumer USA Holdings Inc. Change in Control	—	—	—	—	—	3,483,446	3,483,446
Issuance of common stock	10,084	—	2,521,000	—	—	—	2,521,000
Stock issued in connection with employees benefit and incentive compensation plans	—	—	(1,210)	—	—	—	(1,210)
Dividends paid to noncontrolling interest	—	—	—	—	—	(20,667)	(20,667)
Dividends paid on preferred stock	—	—	—	—	(21,163)	—	(21,163)
Balance, December 31, 2014	530,391	$270,445	$16,629,878	$(128,267)	$4,095,258	$4,052,395	$24,919,709

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2015	530,391	$270,445	$16,629,878	$(128,267)	$4,095,258	$4,052,395	$24,919,709
Comprehensive loss attributable to Santander Holdings USA, Inc.	—	—	—	(42,263)	(1,401,717)	—	(1,443,980)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,653,719)	(1,653,719)
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	(67)	—	—	46,294	46,227
Issuance of common stock	—	—	(14)	—	14	—	—
Stock issued in connection with employee benefit and incentive compensation plans	—	—	25	—	—	—	25
Dividends paid on preferred stock	—	—	—	—	(21,162)	—	(21,162)
Balance, December 31, 2015	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive (loss)/income attributable to Santander Holdings USA, Inc.	—	—	—	(22,678)	362,884	—	340,206
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	10,807	10,807
Net income attributable to noncontrolling interest	—	—	—	—	—	277,879	277,879
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	69	—	—	23,219	23,288
Redemption of Preferred Stock	—	(75,000)	—	—	—	—	(75,000)
Capital Distribution to Shareholder	—	—	(30,789)	—	—	—	(30,789)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	395	—	—	—	395
Dividends paid on preferred stock	—	—	—	—	(15,128)	—	(15,128)
Balance, December 31, 2016	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including noncontrolling interest	$640,763	$(3,055,436)	$3,034,095
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SC Change in Control	—	—	(2,280,027)
Net gain on sale of SC shares	—	—	(137,536)
Gain on sale of branches	—	—	(10,648)
Impairment of goodwill	—	4,507,095	—
Impairment of capitalized software	—	—	64,546
Provision for credit losses	2,979,725	4,079,743	2,459,998
Deferred tax expense/(benefit)	213,949	(830,619)	1,836,376
Depreciation, amortization and accretion	1,084,095	518,207	(20,011)
Net loss/(gain) on sale of loans	455,330	77,219	(261,301)
Net gain on sale of investment securities	(57,547)	(18,827)	(26,845)
Gain on residential loan securitizations	—	(21,570)	(48,373)
Net gain on sale of operating leases	(473)	(22,636)	(4,570)
Other-than-temporary impairment ("OTTI") recognized in earnings	44	1,092	—
Loss on debt extinguishment	114,232	—	127,063
Net (gain)/loss on real estate owned and premises and equipment	10,644	(5,250)	(25,954)
Stock-based compensation	17,677	(7,261)	5,447
Equity loss/(income) on equity method investments	11,054	8,818	(8,514)
Originations of loans held-for-sale, net of repayments	(6,215,770)	(7,699,805)	(4,687,656)
Purchases of loans held-for-sale	(4,730)	(5,906)	—
Proceeds from sales of loans held-for-sale	5,883,608	6,876,079	5,182,991
Purchases of trading securities	(629,947)	(1,219,268)	(1,191,879)
Proceeds from sales of trading securities	657,494	1,683,719	758,742
Net change in:
Revolving personal loans	(317,506)	(107,947)	—
Other assets and bank-owned life insurance	251,683	439,766	(385,091)
Other liabilities	7,349	(114,260)	52,879
Other	—	—	(8,786)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,101,674	5,082,953	4,424,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	6,755,299	2,809,779	341,513
Proceeds from prepayments and maturities of available-for-sale investment securities	10,209,477	5,994,381	3,122,220
Purchases of available-for-sale investment securities	(12,205,062)	(13,551,027)	(6,084,584)
Proceeds from repayments and maturities of held to maturity investment securities	11,784	—	—
Purchases of held to maturity investment securities	(1,671,285)	—	—
Proceeds from sales of other investments	492,761	325,594	366,382
Proceeds from maturities of other investments	45	170	22,778
Purchases of other investments	(172,292)	(506,476)	(382,845)
Net change in restricted cash	(390,902)	(287,516)	65,184
Proceeds from sales of loans held-for-investment	1,737,780	2,710,078	3,653,267
Proceeds from the sales of equity method investments	—	14,988	8,615
Distributions from equity method investments	4,819	11,881	7,990
Contributions to equity method and other investments	(42,798)	(101,018)	(111,788)
Purchases of loans held-for-investment	(278,810)	(1,978,145)	(1,266,322)
Net change in loans other than purchases and sales	(1,843,299)	(9,448,772)	(10,049,071)
Purchases and originations of operating leases	(5,642,120)	(5,769,802)	(6,217,516)
Proceeds from the sale and termination of operating leases	2,351,817	2,020,686	463,843
Manufacturer incentives	1,205,911	1,192,235	1,174,875
Proceeds from sales of real estate owned and premises and equipment	67,702	96,349	132,908
Purchases of premises and equipment	(234,075)	(314,401)	(318,442)
Confirming receivable	—	106,000	481,205
Net cash transferred on the sale of branches	—	—	(151,286)
Proceeds from sale of SC shares	—	—	320,145
Cash acquired in SC Change in Control	—	—	11,076
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	356,752	(16,675,016)	(14,409,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,657,262	3,435,426	2,344,327
Net change in short-term borrowings	(522,927)	(5,209,395)	1,521,444
Net proceeds from long-term borrowings	46,598,213	51,840,502	37,888,395
Repayments of long-term borrowings	(44,563,102)	(45,669,188)	(34,767,052)
Proceeds from FHLB advances (with terms greater than 3 months)	5,850,000	16,350,000	—
Repayments of FHLB advances (with terms greater than 3 months)	(13,799,232)	(6,670,000)	(2,082,796)
Net change in advance payments by borrowers for taxes and insurance	(7,639)	4,993	(14,901)
Cash dividends paid to preferred stockholders	(15,128)	(21,162)	(21,709)
Dividends paid to noncontrolling interest	—	—	(20,667)
Proceeds from the issuance of common stock	7,979	87,772	1,787,533
Redemption of preferred stock	(75,000)	—	—
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(4,869,574)	14,148,948	6,634,574

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	588,852	2,556,885	(3,350,333)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,447,007	6,890,122	10,240,455
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,035,859	$9,447,007	$6,890,122

SUPPLEMENTAL DISCLOSURES
Income taxes received, net	$(146,132)	$(168,529)	$(64,598)
Interest paid	1,439,126	1,270,060	1,226,249

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	83,364	108,767	75,833
Loans transferred from held-for-investment to held-for-sale, net	143,825	2,886,766	243,771
Unsettled purchases of investment securities	230,052	697,057	254,065
Unsettled sales of investment securities	—	—	573,290
Residential loan securitizations	26,736	421,455	2,141,966
Conversion of debt to common equity	—	—	750,000
Liquidation of common equity securities	—	—	24,742
Capital distribution to shareholder	30,789	—	—

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a broker-dealer located in Puerto Rico, Banco Santander International ("BSI"), an Edge Act corporation located in Miami, FL, which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York, NY providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries are the Bank and SC.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and securitization of retail installment contracts ("RICs") principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers.

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts ("RICs") and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. RICs and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement, represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Refer to Note 19 for additional details.

As of December 31, 2016 SC was owned approximately 58.8% by SHUSA and 41.2% by noncontrolling shareholders. Common shares of SC ("SC Common Stock") are listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

On February 18, 2014, the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued the final rule implementing certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander was subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. Refer to Note 24 for additional details of this transfer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Basis of Presentation

These Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates voting interest entities ("VOEs") in which the Company has a controlling financial interest. The Consolidated Financial Statements have been prepared by the Company pursuant to Security and Exchange Commission ("SEC") regulations. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Significant Accounting Policies

Management has identified (i) accounting for consolidation, (ii) business combinations, (iii) the allowance for loan losses for originated and purchased loans and the reserve for unfunded lending commitments, (iv) loan modifications and troubled debt restructurings, (v) goodwill, (vi) derivatives and hedging activities, and (vii) income taxes as the Company's significant accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

•
The Company also adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), which was issued in August 2014. This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." The adoption of this ASU did not have an impact on the Company’s financial position, result of operations, or disclosures.

•
The Company also adopted ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items on a prospective basis. This ASU was issued by the FASB in January 2015 and eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions. The adoption of this ASU did not have an impact on the Company’s result of operations.

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

•
The Company also adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) on a retrospective basis. This ASU removes the requirement to categorize investments fair valued using the net asset value per share practical expedient within the fair value hierarchy. It also modifies disclosure requirements to include only investments for which the entity elects to use the practical expedient rather than the prior guidance which required disclosures for all investments eligible to use the practical expedient. The adoption of ASU 2015-07 had an immaterial impact on the Company's fair value disclosures.

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

Consolidation

The Consolidated Financial Statements include VOEs and VIEs in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company generally consolidates a VIE if the Company is considered to be the primary beneficiary because it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. Interests in VIEs and VOEs can include equity interests in corporations, partnerships and similar legal entities, subordinated debt, securitizations, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

Upon the occurrence of certain significant events, as required by the VIE model the Company reassesses whether a legal entity in which the Company is involved is a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company uses the equity method to account for unconsolidated investments in VOEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in VOEs or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in "Equity method investments (expense)/income, net" within the Consolidated Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Business Combinations

The Company records the identifiable assets acquired, the liabilities assumed, and any NCI of companies that are acquired at their estimated fair value at the date of acquisition, and includes the results of operations of the acquired companies in the Consolidated Statement of Operations from the date of acquisition. The Company recognizes as goodwill the excess of the acquisition price over the estimated fair value of the net assets acquired. The Company accounted for its acquisition of SC in 2014 as a business combination.

The Company accounted for the July 1, 2016, transfer of ownership of several Santander subsidiaries (which were solely owned and contributed by Santander prior to and after July 1, 2016) in accordance with ASC 805 common control guidance which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. See Note 24 for a detailed discussion of the 2016 transaction.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan and lease losses ("ALLL") and reserve for unfunded lending commitments, accretion of discounts and subvention on retail installment contracts, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, derivatives and hedge activities, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Consolidated Financial Statements.

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

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking income, net includes fees associated with servicing loans for third parties based on the specific contractual terms and changes in the fair value of mortgage servicing rights ("MSRs"). Gains or losses on sales of residential mortgage, multifamily and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

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

When measuring the fair value of a liability, the Company assumes that the transfer will not affect the nonperformance risk associated with the liability. The Company considers the effect of the credit risk on the fair value for any period in which fair value is measured. There are three valuation approaches for measuring fair value: the market approach, the income approach and the cost approach. Selecting the appropriate technique for valuing a particular asset or liability should consider the exit market for the asset or liability, the nature of the asset or liability being measured, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have original maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of December 31, 2016, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Consolidated Balance Sheet as of December 31, 2016 as restricted cash. Excess cash flows generated by the Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

Investment Securities and Other Investments

Investment securities are classified as either available for sale, held to maturity, trading, or other investments. Management determines the appropriate classification at the time of purchase.

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

Debt securities purchased which the Company has the positive intent and ability to hold the securities until maturity are classified as held to maturity securities. Held to maturity securities are reported at cost and adjusted for amortization of premium and accretion of discount. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in OCI and in the carrying value of the HTM securities. Such amounts are amortized over the remaining lives of the securities. There were no transfers from AFS to HTM during the year ended December 31, 2016.

The Company conducts a comprehensive security-level impairment assessment quarterly on all securities with a fair value that is less than their amortized cost basis to determine whether the loss represents other-than-temporary impairment ("OTTI"). The quarterly OTTI assessment takes into consideration whether (i) the Company has the intent to sell or, (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and the non-credit component is recognized through accumulated other comprehensive income.

Realized gains and losses on sales of investment securities are recognized on the trade date and included in earnings within Net gain on sale of investment securities, which is a component of non-interest income. Unamortized premiums and discounts are recognized in interest income over the contractual life of the security using the interest method.

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

Loans held for investment ("LHFI")

LHFI include commercial and consumer loans originated by the Company as well as RICs and personal unsecured loans acquired in connection with the Change in Control and originated for investment by SC after the Change in Control and which the Company intends to hold for the foreseeable future or until maturity. RICs consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. RICs also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Originated LHFI

Originated LHFI are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. Premiums and discounts associated with RICs are deferred and amortized as adjustments to interest income utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is generally not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans and more than 60 days delinquent for RICs or sooner if management believes the loan has become impaired. Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged off.

When loans held for investment are re-designated as loans held for sale ("LHFS"), any specific and allocated allowance for credit losses ("ACL") is charged-off to reduce the basis of the loans to the extent the estimated fair value is lower than the loan's recorded investment.

The Company’s LHFI, including RICs and personal unsecured loans originated by SC since the Change in Control, are carried at amortized cost, net of the allowance for loan and lease losses ("ALLL"). When a RIC is originated, certain cost basis adjustments (the net discounts) to the principal balance of the loan are recognized in accordance with ASC 310-20. These cost basis adjustments generally include the following:

•	Origination costs

•
Dealer discounts - dealer discounts to the principal balance of the loan generally occur in circumstances in which the contractual interest rate on the loan is not sufficient to compensate for the credit risk of the borrower.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments

The ALLL for originated loans and reserve for unfunded lending commitments are maintained at levels that management considers adequate to provide for losses on the recorded investment of the loan portfolio, based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

The consumer loan portfolio segment and small business loans are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ("LTV") ratio, and credit scores. The Bank evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

For non-troubled debt restructuring ("TDR") RIC and personal unsecured loans, the Company estimates the ALLL at a level considered adequate to cover probable credit losses inherent in the recorded investment of the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan and lease losses.

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

RICs acquired individually are charged off when the account becomes 120 days past due if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and is legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the outstanding amount of the delinquent contract. Accounts in repossession that have been charged off and are pending liquidation are removed from RIC status and the related repossessed automobiles are included in other assets in the Company’s Consolidated Balance Sheets. Personal revolving and term loans are charged off when the account becomes 180 and 120 days past due, respectively.

Within the consumer loan portfolio segment, for both residential and home equity loans, loss severity assumptions are incorporated into the loan and lease loss reserve models to estimate loan balances that will ultimately charge off. These assumptions are based on recent loss experience for six LTV bands within the portfolios. LTV ratios are updated based on movements in the state-level Federal Housing Finance Agency house pricing indices.

The Company reserves for certain incurred, but undetected, losses within the loan portfolio. This is due to several factors such as inherent delays in obtaining information regarding a customer's financial condition or changes in its unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

In addition to the ALLL, management estimates probable losses related to unfunded lending commitments. Unfunded lending commitments for commercial customers are analyzed and segregated by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Consolidated Balance Sheets.

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

When a loan in any portfolio or class has been determined to be impaired (e.g., as discussed above, TDRs and non-accrual commercial loans in excess of $1 million) as of the balance sheet date, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate. However, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. A specific reserve is established as a component of ACL for these impaired loans. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, the Company recalculates the impairment and appropriately adjusts the specific reserve. This is also the case if there was a significant change in the initial estimate for impaired loans that are measured based on a loan's observable market price or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. Some impaired loans have risk characteristics similar to other impaired loans and may be aggregated for the measurement of impairment. For those impaired loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation.

See the“Allowance for Loan and Lease Losses for Purchased Loans” section below and Note 4 to the Consolidated Financial Statements for detail on the Company's purchased loans and related allowance.

Purchased Loans held for investment

Purchased loans are loans acquired in a bulk purchase or business combination. RICs acquired directly from a dealer are considered to be originated loans, not purchased loans. The Company has accounted for its January 2014 consolidation of SC as a business combination. The RIC and personal unsecured loans purchased in the Change in Control were initially recognized at fair value, and no ALLL was recognized at the Change in Control date pursuant to business combination accounting. The purchased portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SC’s performing RICs and personal unsecured loans that were held for investment were recorded by the Company at a discount.

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

The Company irrevocably elected to account for RICs acquired with evidence of credit deterioration at the Change in Control date at fair value in accordance with ASC 825. Accordingly, the Company does not recognize interest income for these RIC and recognizes the fair value adjustments on these loans as part of other non-interest income in the Company’s Consolidated Statement of Operations. For certain of the RICs which the Company has elected to account for at fair value but are not considered non-accruals, the Company separately recognizes interest income from the total fair value adjustment. No ALLL is recognized for loans that the Company has elected to account for at fair value.

Allowance for Loan and Lease Losses for Purchased Loans

The Company assesses the collectability of the recorded investment in the RICs and personal unsecured loans on a collective basis quarterly and determines the ALLL at levels considered adequate to cover probable credit losses incurred in the portfolio. Purchased loans, including the loans acquired at the Change in Control, were initially recognized at fair value with no allowance. The Company only recognizes an allowance for loan losses on purchased loans through a provision expense when incurred losses in the portfolio exceed the unaccreted purchase discount on the portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Loans purchased in a bulk purchase or business combination are expected to have greater uncertainty in cash flows which generally result in larger discounts compared to newly originated loans. Purchase discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire discount on the purchased portfolio as available to absorb the credit losses in the purchased portfolio when determining the ACL. Except for purchased loan portfolios acquired with evidence of credit deterioration (on which we elected to apply the fair value option ("FVO"), this accounting policy is applicable to all loan purchases, including loan portfolio acquisitions or business combinations. Currently, the portfolio acquired in the Change of Control is the only purchased loan portfolio meeting this criteria.

The other considerations utilized by the Company to determine the ALLL for purchased loans are described in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section.

Interest Recognition and Non-accrual loans

Interest from loans is accrued when earned in accordance with the terms of the loan agreement. The accrual of interest is discontinued and accrued but uncollected interest is reversed once a loan is placed in non-accrual status. A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. The Company generally places commercial loans and consumer loans on a non-accrual status when they become 90 days or more past due. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they return to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Please refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status.

For RICs, the accrual of interest is discontinued and accrued but uncollected interest is reversed once a RIC becomes 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. A Chrysler Capital RIC is considered current if the borrower has made all prior payments in full and at least 90% of the payment currently due, and a non-Chrysler Capital RIC is considered current if the borrower has made all prior payments in full and at least 50% of the payment currently due. Payments generally are applied to fees first, then interest, then principal, regardless of a contract's accrual status.

Charge-off of Uncollectible Loans

Any loan may be charged-off if a loss confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy (unsecured), foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan and that collateral asset is the sole source of repayment. The Company generally charges off commercial loans when it is determined that the specific loan or a portion thereof, is uncollectible. This determination is based on facts and circumstances of the individual loans and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform and the overall financial condition of the borrower.

The Company generally charges off consumer loans and personal unsecured loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due; and loans (closed-end), and automobile loans are charged-off when they become 120 days past due. Revolving personal unsecured loans are charged off when they become 180 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

RICs acquired individually are charged off against the allowance in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge off represents the difference between the estimated net sales proceeds and the Company's recorded investment in the related contract.

Troubled Debt Restructurings (“TDRs”)

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

Impaired loans

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 61 days for RICs or less than 90 days for all of the Company's other loans) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

The Company considers all of its loans identified as TDRs as well as all of its non-accrual commercial loans in excess of $1 million to be impaired as of the balance sheet date. The Company may perform an impairment analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company considers all individually acquired RICs that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice as TDRs.

For loans that are individually assessed for impairment, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral, less the costs to sell, if the loan is a collateral-dependent loan. Some impaired loans share common risk characteristics. Such loans are collectively assessed for impairment and the Company utilizes historical loan loss experience information as part of its evaluation. Additional discussions related to the Company’s loan and lease loss provisions is included in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section above.

Loans Held for Sale ("LHFS")

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Mortgage banking income, net. For residential mortgages for which the FVO is selected, direct loan origination costs and fees are recorded in Mortgage banking income, net at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in Mortgage banking income, net.

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. When loans are transferred from held for investment, if the recorded investment of the loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market through a charge off to ALLL. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through miscellaneous income, net as lower of cost or market adjustments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Leases

The Company provides financing for various types of equipment, aircraft, energy and power systems, and automobiles through a variety of lease arrangements.

Prior to the Change in Control, leased vehicles under operating leases were carried at amortized cost net of accumulated depreciation and any impairment charges and presented as Leased Vehicles, net in the Company’s Consolidated Balance Sheets. As a result of the Change in Control, the assets acquired were adjusted to their estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

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

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income, and are reported as part of LHFI in the Company’s Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. The Company recognizes income over the term of the lease using the constant effective yield method.

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
(2) The standard depreciable period for software is three years. However, for certain software implementation projects, a five-year period is utilized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Expenditures for maintenance and repairs are charged to Occupancy and equipment expense in the Consolidated Statements of Operations as incurred.

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership ownership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records its equity ownership share of net income or loss of the investee in "Equity investment (expense)/income, net." The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Equity investment (expense)/income, net." Distributions received from the income of an investee on cost method investments are included in "Equity investment (expense)/income, net." Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity method investments" on the Consolidated Balance Sheets.

See Note 7 to the Consolidated Financial Statements for a related discussion of the Company's equity investments in securitization trusts ("Trusts") and entities.

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

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques, such as the market approach (e.g., earnings and price-to-book value multiples of comparable public companies) and/or the income approach (e.g., the discounted cash flow ("DCF") method). These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future.

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

MSRs

The Company has elected to measure its residential MSRs' at fair value to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices.

As a benchmark for the reasonableness of the residential MSRs' fair value, opinions of value from independent third parties ("Brokers") are obtained. Brokers provide a range of values based upon their own DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside of the Brokers' ranges, management will assess whether a valuation adjustment is warranted. Residential MSRs value is considered to represent a reasonable estimate of fair value.

See Note 9 to the Consolidated Financial Statements for detail on MSRs.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Other Real Estate Owned ("OREO") and Other Repossessed Assets

OREO and other repossessed assets consist of properties, vehicles, and other assets acquired by, or in lieu of, foreclosure or repossession in partial or total satisfaction of NPLs, including RICs and leases. Assets obtained in satisfaction of a loan are recorded at the estimated fair value minus estimated costs to sell based upon the asset's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the asset minus estimated costs to sell are charged to the ALLL at the initial measurement date. Subsequent to the acquisition date, OREO and repossessed assets are carried at the lower of cost or estimated fair value, net of estimated cost to sell. Any declines in the fair value of OREO and repossessed assets below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of OREO and repossessed assets net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the assets are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. The Company generally begins vehicle repossession activity once a customer's account becomes 60 days past due. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance changes and fees. Any vehicles not redeemed are sold at auction. OREO and other repossessed assets are recorded within Other assets on the Consolidated Balance Sheets.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

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

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as an asset or liability, with a corresponding charge or credit for the effective portion of the change in the fair value of the derivative, net of tax, recorded in accumulated other comprehensive income within stockholder's equity in the accompanying Consolidated Balance Sheets. Amounts are reclassified from accumulated other comprehensive income to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; the derivative is de-designated as a fair value or cash flow hedge; or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statements of Operations. See Note 14 to the Consolidated Financial Statements for further discussion.

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

A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis are as follows: (a) the expectations of future earnings (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (d) the ability to carry back losses to recoup taxes previously paid; (e) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (f) experience with operating loss and tax credit carry-forwards not expiring unused; (g) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (h) tax planning strategies; and (i) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of the Company. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regard to the realizability of its deferred tax assets.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S., its states and municipalities, and abroad. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and, as new information becomes available. Interest and penalties on income tax payments are included within Income tax provision on the Consolidated Statements of Operations.

The Company recognizes tax benefits in its financial statements when it is more likely than not the related tax position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. See Note 15 to the Consolidated Financial Statements for details on the Company's income taxes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Sale of Retail Installment Contracts and Leases

The Company, through SC, transfers RICs into newly formed Trusts which then issue one or more classes of notes payable backed by the RICs. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities ("SPEs") and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interests are treated as sales of the associated RICs. While these Trusts are included in our Consolidated Financial Statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to our creditors or our other subsidiaries.

The Company also sells retail installment contracts and leases to VIEs or directly to third parties, which the Company may determine meet sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. The transferred financial assets are removed from the Company's consolidated balance sheets at the time the sale is completed. The Company generally remains the servicer of the financial assets and receives servicing fees. The Company also recognizes a gain or loss for the difference between the fair value, as measured based on sales proceeds plus (or minus) the value of any servicing asset (or liability) retained and carrying value of the assets sold.

See further discussion on the Company's securitizations in Note 7 to these Consolidated Financial Statements.

Stock-Based Compensation

The Company, through Santander, sponsors stock plans under which incentive and non-qualified stock options and non-vested stock may be granted periodically to certain employees. The Company recognizes compensation expense related to stock options and non-vested stock awards based upon the fair value of the awards on the date of the grant, adjusted for expected forfeitures, which is charged to earnings over the requisite service period (i.e., the vesting period). Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. Amounts in the Consolidated Statements of Operations associated with the Bank's stock compensation plan were negligible in all years presented.

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

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2016 through the issuance of these Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2016 other than the transaction disclosed in Note 15 of these Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one-year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). The Company expects to adopt this ASU in the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers to determine the effect on certain non-interest income items presented in the Consolidated Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments, except those accounted for under the equity method of accounting or which result in consolidation of the investee, be measured at fair value with changes in the fair value being recorded in net income. However, equity investments that do not have readily determinable fair values will be measured at cost less impairment, if any, plus the effect of changes resulting from observable price transactions in orderly transactions or for the identical or similar investment of the same issuer. This amendment also simplifies the impairment assessment of equity instruments that do not have readily determinable fair values, eliminates the requirement to disclose methods and assumptions used to estimate the fair value of instruments measured at their amortized cost on the balance sheet, requires that the disclosed fair values of financial instruments represent the "exit price," requires entities to separately present in other comprehensive income the portion of the total change in fair value of a liability resulting from instrument-specific credit risk when the FVO has been elected for that liability, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes, and clarifies that an entity should evaluate the need for a valuation allowance on its deferred tax asset related to its available-for-sale securities in combination with its other deferred tax assets. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted by public entities on a limited basis. Adoption of this amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values for which it should be applied prospectively. While the Company is in the process of evaluating the impacts of the adoption of this ASU, we do not expect the impact to be significant to our financial position or results of operations given the immaterial amount of our investment in equity securities.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. The Company does not intend to early adopt this ASU. Adoption of this amendment must be applied on a modified retrospective approach. The Company is in the process of reviewing our existing property and equipment lease contracts as well as service contracts that may include embedded leases. Upon adoption, the Company expects to report higher assets and liabilities from recording the present value of the future minimum lease payments of the leases.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that a change in the counterparties to a derivative contract (i.e. a novation), in and of itself does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of the new guidance can be applied on a modified retrospective or prospective basis. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. The new guidance is required to be adopted on a modified retrospective basis to all existing and future debt instruments. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323). This new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method of accounting. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Adoption of this new guidance can be applied only on a prospective basis for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the statement of cash flows ("SCF"), and forfeitures when accounting for share-based payment transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2016, with earlier adoption permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the SCF should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU. At adoption of this ASU on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits will be recognized through an adjustment in the Company’s beginning total equity, which at current income tax rates would approximate $26.5 million.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of the new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company’s ACL which will depend upon the nature and characteristics of the Company's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company currently does not intend to early adopt this new guidance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the SCF. The ASU’s amendments add or clarify guidance on eight cash flow issues including debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period, however any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. The Company does not expect the adoption of this ASU to have an impact on its financial position or results of operations and expects the impact to be disclosure only.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This eliminates the current exception for all intra-entity transfers of an asset other than inventory that requires deferral of the tax effects until the asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early adoption is permitted at the beginning of an annual reporting period for which annual or interim financial statements have not been issued or made available for issuance. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control - which amends the guidance in GAAP on related parties that are under common control. Specifically, the new ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the SCF include restricted cash in the beginning and end-of-period total amounts shown on the SCF and that the SCF explain changes in restricted cash during the period. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, however, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position or result of operations and expects the impact to be disclosure only.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new guidance revises the definition of a business, potentially affecting areas of accounting such as acquisitions, disposals, goodwill impairment, and consolidation. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the assets acquired (or disposed of) would not represent a business. If this initial screen is met, no further analysis would be required. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create an output. In addition, the amendments narrow the definition of the term “output” so that it is consistent with how outputs are defined in ASC Topic 606, Revenue from Contracts with Customers. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted. Adoption of these amendments must be applied on a prospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules provide that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. It defines an in-substance nonfinancial asset, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing the sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The revised guidance is effective January 1, 2018 and will be applied under either a full retrospective approach or a modified retrospective approach. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new guidance changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2017, with earlier adoption permitted. The amendment will be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s financial position or results of operations.

NOTE 3. INVESTMENT SECURITIES

Investment Securities Summary - Available-for-sale and Held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,857,357	$1,826	$(2,326)	$1,856,857
ABS	1,196,702	16,410	(2,388)	1,210,724
Equity securities	11,716	—	(565)	11,151
State and municipal securities	30	—	—	30
MBS:
U.S. government agencies - Residential	5,424,412	3,253	(64,537)	5,363,128
U.S. government agencies - Commercial	948,696	1,998	(8,196)	942,498
FHLMC and FNMA - Residential debt securities	7,765,003	6,712	(154,858)	7,616,857
FHLMC and FNMA - Commercial debt securities	23,636	—	(670)	22,966
Non-agency securities	14	—	—	14
Total investment securities available-for-sale	$17,227,566	$30,199	$(233,540)	$17,024,225

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$4,015,214	$2,090	$(5,709)	$4,011,595
Corporate debt securities	1,476,801	10,060	(11,248)	1,475,613
ABS	1,763,178	7,826	(1,494)	1,769,510
Equity securities	10,894	1	(408)	10,487
State and municipal securities	748,696	19,616	(432)	767,880
MBS:
U.S. government agencies - Residential	4,099,386	10,675	(36,877)	4,073,184
U.S. government agencies - Commercial	1,006,161	3,347	(7,153)	1,002,355
FHLMC and FNMA - Residential debt securities	8,636,745	10,556	(153,128)	8,494,173
FHLMC and FNMA - Commercial debt securities	138,094	723	(2,487)	136,330
Non-agency securities	45	—	—	45
Total investment securities available-for-sale	$21,895,214	$64,894	$(218,936)	$21,741,172

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities held-to-maturity at the dates indicated:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	1,658,644	2,195	(25,426)	1,635,413
Total investment securities held-to-maturity	$1,658,644	$2,195	$(25,426)	$1,635,413

The Company had no investment securities classified as held-to-maturity as of December 31, 2015.

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

In 2015, the Company sold $395.2 million of qualifying residential loans to FHLMC in return for $416.7 million of MBS issued by FHLMC resulting in a net realized gain on sale of $22.0 million which is included in Mortgage banking income, net line of the Company's Consolidated Statement of Operations.

As of December 31, 2016 and December 31, 2015, the Company had investment securities available-for-sale with an estimated fair value of $7.2 billion and $4.3 billion, respectively, pledged as collateral. $3.2 billion of the $7.2 billion pledged as collateral at December 31, 2016 was collateral for the Company's borrowing capacity with the Federal Reserve Bank ("FRB"). As of December 31, 2016 and 2015, securities pledged as collateral were also comprised of the following: $3.0 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $109.7 million and $117.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $622.0 million and $623.0 million, respectively, were pledged to deposits with clearing organizations; and $271.2 million and $395.8 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At December 31, 2016 and December 31, 2015, the Company had $44.8 million and $65.3 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Consolidated Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. In March 2016, the Company decided to sell the entire municipal bond portfolio to reduce non-high quality liquid assets ("HQLA"), and to take gains to help cover the early terminations charges taken on FHLB advances.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at December 31, 2016 were as follows:

	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
	(in thousands)
U.S Treasury securities	$865,997	$990,860	$—	$—	$1,856,857	0.80%
ABS	399,539	622,877	36,257	152,051	1,210,724	1.71%
State and municipal securities	—	30	—	—	30	7.35%
MBS:
U.S. government agencies - Residential	—	4,988	167	5,357,973	5,363,128	1.44%
U.S government agencies - Commercial	—	—	—	942,498	942,498	2.20%
FHLMC and FNMA - Residential debt securities	154	6,083	196,193	7,414,427	7,616,857	1.55%
FHLMC and FNMA - Commercial debt securities	—	7,536	7,436	7,994	22,966	2.52%
Non-agencies	14	—	—	—	14	0.27%
Total fair value	$1,265,704	$1,632,374	$240,053	$13,874,943	$17,013,074	1.48%
Weighted Average Yield	0.59%	1.54%	1.72%	1.55%	1.48%
Total amortized cost	$1,265,454	$1,616,888	$241,627	$14,091,881	$17,215,850

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate of 35.0%.

Contractual maturities of the Company’s debt securities held-to-maturity at December 31, 2016 are as follows:

	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield
	(in thousands)
MBS:
U.S. government agencies - Residential	1,635,413	1,635,413	2.60%
Total fair value	$1,635,413	$1,635,413	2.60%
Weighted Average Yield	2.60%	2.60%
Total amortized cost	$1,658,644	$1,658,644

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.

The Company had no investment securities classified as held-to-maturity as of December 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale and Held-to-maturity

The following tables present the aggregate amount of unrealized losses as of December 31, 2016 and December 31, 2015 on securities in the Company’s available-for-sale investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$1,016,654	$(2,326)	$—	$—	$1,016,654	$(2,326)
ABS	76,552	(1,021)	111,758	(1,367)	188,310	(2,388)
Equity securities	770	(16)	9,800	(549)	10,570	(565)
MBS:
U.S. government agencies - Residential	3,831,354	(46,846)	1,027,609	(17,691)	4,858,963	(64,537)
U.S. government agencies - Commercial	532,334	(4,451)	98,918	(3,745)	631,252	(8,196)
FHLMC and FNMA - Residential debt securities	4,740,824	(58,514)	1,981,886	(96,344)	6,722,710	(154,858)
FHLMC and FNMA - Commercial debt securities	22,504	(659)	462	(11)	22,966	(670)
Total investment securities available-for-sale	$10,220,992	$(113,833)	$3,230,433	$(119,707)	$13,451,425	$(233,540)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$2,323,244	$(5,709)	$—	$—	$2,323,244	$(5,709)
Corporate debt securities	775,366	(5,269)	152,486	(5,979)	927,852	(11,248)
ABS	300,869	(1,083)	35,126	(411)	335,995	(1,494)
Equity securities	596	(7)	9,748	(401)	10,344	(408)
State and municipal securities	15,665	(119)	26,024	(313)	41,689	(432)
MBS:
U.S. government agencies - Residential	1,723,439	(11,528)	954,916	(25,349)	2,678,355	(36,877)
U.S. government agencies - Commercial	367,706	(3,382)	114,038	(3,771)	481,744	(7,153)
FHLMC and FNMA - Residential debt securities	4,650,327	(38,013)	2,127,962	(115,115)	6,778,289	(153,128)
FHLMC and FNMA - Commercial debt securities	115,347	(2,487)	—	—	115,347	(2,487)
Total investment securities available-for-sale	$10,272,559	$(67,597)	$3,420,300	$(151,339)	$13,692,859	$(218,936)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the aggregate amount of unrealized losses as of December 31, 2016 on securities in the Company’s held-to-maturity investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)
Total investment securities held-to-maturity	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)

The Company had no investment securities classified as held-to-maturity as of December 31, 2015.

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on at least a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average Fair Isaac Corporation ("FICO®") scores and weighted average LTV ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company did not record any material OTTI in earnings related to its investment securities in the year ended December 31, 2016. In 2015, the Company implemented a strategy to improve the Bank's liquidity by selling non-high quality liquid assets ("HQLA") and reinvesting the funds into high-quality-liquid assets. During the year-ended December 31, 2015, nine securities with a book value of $377.0 million in an unrealized loss position had not yet been sold. Because the Company could no longer assert that it did not have the intent to sell these securities, the Company determined that the impairment was other-than-temporary. As a result, these securities were written down to fair value, resulting in a $1.1 million OTTI charge. These securities were sold during the third quarter of 2015 for an additional loss of $1.0 million.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 533 individual securities at December 31, 2016) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Proceeds from the sales of available-for-sale securities	$6,755,299	$2,809,779	$341,513

Gross realized gains	$60,367	$24,183	$38,491
Gross realized losses	(2,559)	(5,692)	(12,546)
OTTI	(44)	(1,092)	—
Net realized gains (1)	$57,764	$17,399	$25,945

(1) Excludes the net realized gains/(losses) related to Trading Securities.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $57.8 million for the year-ended December 31, 2016 in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the year ended December 31, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the corporate debt securities were sold off with a book value of $1.4 billion for a gain of $5.9 million, the sale of MBS, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $1.3 billion for a gain of $24.7 million, and state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

The Company recognized $17.4 million and $25.9 million for the years ended December 31, 2015 and 2014, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain for the year ended December 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $566.2 million for a gain of $6.7 million, offset by the sale of asset-backed securities ("ABS") with a book value of $683.9 million for a loss of $0.2 million, and the OTTI charge of $1.1 million. The net gain realized for year ended December 31, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $219.6 million for a gain of $4.8 million, and the sale of MBS with a book value of $579.4 million for a gain of $13.1 million.

Nontaxable interest and dividend income earned on investment securities were $5.0 million, $34.1 million, and $66.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Tax expenses related to net realized gains and losses from sales of investment securities for the years ended December 31, 2016, 2015 and 2014 were $22.6 million, $6.7 million, and $971.7 million, respectively.

Trading Securities

The Company held $1.6 million of trading securities as of December 31, 2016, compared to $0.2 million held at December 31, 2015. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $680.5 million and $1.0 billion as of December 31, 2016 and 2015, respectively. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and FHLB's stock can be sold back only to FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2016, the Company purchased $172.2 million of FHLB stock at par, and redeemed $492.8 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the year ended December 31, 2016, the Company did not purchase any FRB stock. Other investments also include $50.4 million and $26.4 million of low-income housing tax credit ("LIHTC") investments as of December 31, 2016 and December 31, 2015, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $53.5 billion at December 31, 2016 and $60.7 billion at December 31, 2015.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2016 was $2.6 billion, compared to $3.2 billion at December 31, 2015. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 18 to the Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio through the provision for credit losses to value the portfolio at the lower of cost or market. Upon transferring the loans to LHFS at fair value the adjusted credit loss allowance was released as a charge-off. Loan originations and purchases under SC’s personal lending platform during 2016 have been classified as held for sale and subsequent adjustments to lower of cost or market are recorded through Miscellaneous Income (Expense), net on the Consolidated Statements of Operations. During 2016, the Company recorded $399.3 million of lower of cost or market adjustments on this portfolio. As of December 31, 2016, the carrying value of the personal unsecured held-for-sale portfolio was $1.1 billion.

On February 1, 2016, SC completed the sale of assets from the personal unsecured held-for-sale portfolio to a third party for an immaterial gain to the unpaid principal balance. The balance of the loans associated with this sale was $869.3 million.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2016 and December 31, 2015, accrued interest receivable on the Company's loans was $554.5 million and $569.8 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases held-for-investment by portfolio and by rate type:

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial LHFI:
Commercial real estate loans	$10,112,043	11.8%	$9,846,236	11.3%
Commercial and industrial loans	18,812,002	21.9%	20,908,107	24.0%
Multifamily loans	8,683,680	10.1%	9,438,463	10.8%
Other commercial(2)	6,832,403	8.0%	6,257,072	7.2%
Total commercial LHFI	44,440,128	51.8%	46,449,878	53.3%
Consumer loans secured by real estate:
Residential mortgages	7,775,272	9.1%	7,566,301	8.7%
Home equity loans and lines of credit	6,001,192	7.0%	6,151,232	7.1%
Total consumer loans secured by real estate	13,776,464	16.1%	13,717,533	15.8%
Consumer loans not secured by real estate:
RICs and auto loans - originated	22,104,918	25.8%	18,539,588	21.3%
RICs and auto loans - purchased	3,468,803	4.0%	6,108,210	7.0%
Personal unsecured loans	1,234,094	1.4%	1,177,998	1.4%
Other consumer(3)	795,378	0.9%	1,032,579	1.2%
Total consumer loans	41,379,657	48.2%	40,575,908	46.7%
Total LHFI(1)	$85,819,785	100.0%	$87,025,786	100.0%
Total LHFI:
Fixed rate	$51,752,761	60.3%	$52,283,715	60.1%
Variable rate	34,067,024	39.7%	34,742,071	39.9%
Total loans held-for-investment(1)	$85,819,785	100.0%	$87,025,786	100.0%

(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $845.8 million and $8.4 million as of December 31, 2016 and December 31, 2015, respectively.
(2)Other commercial includes $3.7 billion and $3.6 billion at December 31, 2016 and December 31, 2015, respectively, of loans not defined as commercial or consumer for regulatory purposes, but which are defined as "Other." The remainder of the balance primarily includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
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

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital”, which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the ALLL and other credit quality disclosures at December 31, 2016 and December 31, 2015, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2016	December 31, 2015
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,693,109	$3,680,517
Middle Market Real Estate	5,180,572	4,615,250
Santander Real Estate Capital	1,238,362	1,550,469
Total commercial real estate	10,112,043	9,846,236
Commercial and industrial (3)	18,812,002	20,908,107
Multifamily	8,683,680	9,438,463
Other commercial	6,832,403	6,257,072
Total commercial LHFI	$44,440,128	$46,449,878

(1)	These represent the Company's loan categories based on SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $121.1 million of LHFS at December 31, 2016 and excluded $86.4 million of LHFS at December 31, 2015.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2016	December 31, 2015
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$7,775,272	$7,566,301
Home equity loans and lines of credit	6,001,192	6,151,232
Total consumer loans secured by real estate	13,776,464	13,717,533
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	22,104,918	18,539,588
RICs and auto loans - purchased (4)	3,468,803	6,108,210
Personal unsecured loans(5)	1,234,094	1,177,998
Other consumer	795,378	1,032,579
Total consumer loans held-for-investment	$41,379,657	$40,575,908

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $462.9 million and $243.5 million of LHFS at December 31, 2016 and December 31, 2015, respectively.

(4)	RIC and auto loans exclude $924.7 million and $905.7 million of LHFS at December 31, 2016 and December 31, 2015, respectively.

(5)	Personal unsecured loans exclude $1.1 billion and $2.0 billion of LHFS at December 31, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 change in control and consolidation of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
RICs - Purchased:
Unpaid principle balance ("UPB") (1)	$3,765,714	$6,709,748
UPB - FVO (2)	29,481	140,995
Total UPB	3,795,195	6,850,743
Purchase Marks (3)	(326,392)	(742,533)
Total RICs - Purchased	3,468,803	6,108,210

RICs - Originated:
UPB (1)	22,527,753	19,069,801
Net discount	(441,131)	(548,057)
Total RICs - Originated	22,086,622	18,521,744
SBNA auto loans	18,296	17,844
Total RICs - originated post change in control	$22,104,918	$18,539,588
Total RICs and auto loans	$25,573,721	$24,647,798

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $6.7 million and $33.1 million related to purchased loan portfolios on which we elected to apply the FVO at December 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2016 , SC originated more than $8.0 billion in Chrysler Capital loans which represented 49% of total retail installment contract originations, as well as more than $5.5 billion in Chrysler Capital leases. As of December 31, 2016, SC's auto retail installment contract portfolio consisted of $7.4 billion of Chrysler Capital loans which represents 32% of SC's auto retail installment contract portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the year ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan and lease losses	152,112	2,852,730	(222)	3,004,620
Charge-offs	(245,399)	(4,720,135)	—	(4,965,534)
Recoveries	86,312	2,442,921	—	2,529,233
Charge-offs, net of recoveries	(159,087)	(2,277,214)	—	(2,436,301)
ALLL, end of period	$449,837	$3,317,604	$47,023	$3,814,464
Reserve for unfunded lending commitments, beginning of period	$148,207	$814	$—	$149,021
Provision for unfunded lending commitments	(24,887)	(8)	—	(24,895)
Loss on unfunded lending commitments	(1,708)	—	—	(1,708)
Reserve for unfunded lending commitments, end of period	121,612	806	—	122,418
Total ACL, end of period	$571,449	$3,318,410	$47,023	$3,936,882
Ending balance, individually evaluated for impairment(1)	$98,595	$1,520,375	$1	$1,618,971
Ending balance, collectively evaluated for impairment	351,242	1,797,229	47,022	2,195,493

Financing receivables:
Ending balance	$44,561,193	$43,844,900	$—	$88,406,093
Ending balance, evaluated under the FVO or lower of cost or fair value	121,065	2,482,595	—	2,603,660
Ending balance, individually evaluated for impairment(1)	666,386	5,795,366	—	6,461,752
Ending balance, collectively evaluated for impairment	43,773,742	35,566,939	—	79,340,681

(1) Consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$413,885	$1,329,063	$34,941	$1,777,889
Provision for loan and lease losses	152,944	3,899,813	12,304	4,065,061
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(175,234)	(4,489,848)	—	(4,665,082)
Recoveries	65,217	2,030,177	—	2,095,394
Charge-offs, net of recoveries	(110,017)	(2,459,671)	—	(2,569,688)
ALLL, end of period	$456,812	$2,742,088	$47,245	$3,246,145

Reserve for unfunded lending commitments, beginning of period	$133,002	$1,001	$—	$134,003
Provision for unfunded lending commitments	14,756	(74)	—	14,682
Loss on unfunded lending commitments	449	(113)	—	336
Reserve for unfunded lending commitments, end of period	148,207	814	—	149,021
Total ACL, end of period	$605,019	$2,742,902	$47,245	$3,395,166
Ending balance, individually evaluated for impairment(2)	$54,836	$911,364	$—	$966,200
Ending balance, collectively evaluated for impairment	401,976	1,830,724	47,245	2,279,945

Financing receivables:
Ending balance	$46,536,277	$43,679,576	$—	$90,215,853
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	86,399	3,432,322	—	3,518,721
Ending balance, individually evaluated for impairment(2)	504,919	4,473,320	—	4,978,239
Ending balance, collectively evaluated for impairment	45,944,959	35,773,934	—	81,718,893

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the year..

(2)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)

ALLL, beginning of period	$462,435	$425,158	$29,533	$917,126
Provision for loan losses	26,394	2,510,458	5,408	2,542,260
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(117,028)	(2,714,784)	—	(2,831,812)
Recoveries	42,084	1,169,451	—	1,211,535
Charge-offs, net of recoveries	(74,944)	(1,545,333)	—	(1,620,277)
ALLL, end of period	$413,885	$1,329,063	$34,941	$1,777,889

Reserve for unfunded lending commitments, beginning of period	$220,499	$1,125	$—	$221,624
Provision for unfunded lending commitments	(82,138)	(124)	—	(82,262)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	133,002	1,001	—	134,003
Total ACL end of period	$546,887	$1,330,064	$34,941	$1,911,892

Ending balance, individually evaluated for impairment(2)	$85,316	$68,313	$—	$153,629
Ending balance, collectively evaluated for impairment	328,569	1,260,750	34,941	1,624,260
Financing receivables:
Ending balance	$42,459,439	$41,574,365	$—	$84,033,804
Ending balance, evaluated at fair value	19,094	1,121,079	—	1,140,173
Ending balance, individually evaluated for impairment(2)	592,022	2,388,706	—	2,980,728
Ending balance, collectively evaluated for impairment	41,848,323	38,064,580	—	79,912,903

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $484.2 million of RICs as held-for-sale during the year.

(2)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the Allowance for loan losses for the Retail Installment Contracts acquired ("Purchased") in the Change in Control and those originated by SC subsequent to the Change in Control.

	Year ended
	December 31, 2016
	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$590,807	$1,891,989	$2,482,796
Provision for / (release of) loan and lease losses	309,664	2,459,588	2,769,252
Charge-offs	(1,024,882)	(3,539,153)	(4,564,035)
Recoveries	683,503	1,725,703	2,409,206
Charge-offs, net of recoveries	(341,379)	(1,813,450)	(2,154,829)
ALLL, end of period	$559,092	$2,538,127	$3,097,219

	Year ended
	December 31, 2015
	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$963	$709,024	$709,987
Provision for / (release of) loan and lease losses	1,106,462	2,313,825	3,420,287
Other(1)	(27,117)	—	(27,117)
Charge-offs	(1,516,951)	(2,035,878)	(3,552,829)
Recoveries	1,027,450	905,018	1,932,468
Charge-offs, net of recoveries	(489,501)	(1,130,860)	(1,620,361)
ALLL, end of period	$590,807	$1,891,989	$2,482,796

(1) The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the first quarter of 2015.

	Year ended
	December 31, 2014
	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$—	$—	$—
Provision for / (release of) loan and lease losses	799,208	982,506	1,781,714
Charge-offs	(1,732,218)	(420,500)	(2,152,718)
Recoveries	933,973	147,018	1,080,991
Charge-offs, net of recoveries	(798,245)	(273,482)	(1,071,727)
ALLL, end of period	$963	$709,024	$709,987

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$104,879	$101,803
Middle market commercial real estate	71,264	59,112
Santander real estate capital	3,077	3,454
Commercial and industrial	182,368	95,538
Multifamily	8,196	9,162
Other commercial	11,097	2,982
Total commercial loans	380,881	272,051
Consumer:
Residential mortgages	287,140	304,935
Home equity loans and lines of credit	120,065	127,171
RICs and auto loans - originated	1,045,587	701,785
RICs - purchased	284,486	417,276
Personal unsecured loans	5,201	5,623
Other consumer	12,694	23,125
Total consumer loans	1,755,173	1,579,915
Total non-accrual loans	2,136,054	1,851,966

Other real estate owned ("OREO")	116,705	117,746
Repossessed vehicles	173,754	172,375
Foreclosed and other repossessed assets	3,838	374
Total OREO and other repossessed assets	294,297	290,495
Total non-performing assets	$2,430,351	$2,142,461

Age Analysis of Past Due Loans

For reporting of past due loans, a payment of 90% or more of the amount due is considered to meet the contractual requirements. For certain RICs, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	December 31, 2016
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$14,973	$40,170	$55,143	$3,637,966	$3,693,109	$—
Middle market commercial real estate	6,967	57,520	64,487	5,116,085	5,180,572	—
Santander real estate capital	177	—	177	1,238,185	1,238,362	—
Commercial and industrial	46,104	33,800	79,904	18,853,163	18,933,067	—
Multifamily	7,133	2,339	9,472	8,674,208	8,683,680	—
Other commercial	45,379	2,590	47,969	6,784,434	6,832,403	1
Consumer:
Residential mortgages	230,850	224,790	455,640	7,782,525	8,238,165	—
Home equity loans and lines of credit	37,209	75,668	112,877	5,888,315	6,001,192	—
RICs and auto loans - originated	3,092,841	296,085	3,388,926	19,640,740	23,029,666	—
RICs and auto loans - purchased	800,993	71,273	872,266	2,596,537	3,468,803	—
Personal unsecured loans	89,524	103,698	193,222	2,118,474	2,311,696	93,845
Other consumer	31,980	20,386	52,366	743,012	795,378	—
Total	$4,404,130	$928,319	$5,332,449	$83,073,644	$88,406,093	$93,846

(1)	Financing receivables include LHFS.

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

	December 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$89,014	$106,212	$—	$93,495
Middle market commercial real estate	60,086	83,173	—	69,206
Santander real estate capital	2,618	2,618	—	2,717
Commercial and industrial	68,135	74,034	—	40,163
Multifamily	10,370	11,127	—	9,919
Other commercial	1,038	1,038	—	639
Consumer:
Residential mortgages	175,070	222,142	—	160,373
Home equity loans and lines of credit	48,872	48,872	—	39,976
RICs and auto loans - originated	—	—	—	8
RICs and auto loans - purchased	34,373	44,296	—	55,036
Personal unsecured loans(2)	26,008	26,008	—	19,437
Other consumer	19,335	23,864	—	15,915
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	80,440	85,309	21,202	71,667
Middle market commercial real estate	50,270	66,059	12,575	44,158
Santander real estate capital	8,591	8,591	890	4,623
Commercial and industrial	216,578	232,204	57,855	166,999
Multifamily	2,930	2,930	876	4,292
Other commercial	7,218	7,218	5,198	5,217
Consumer:
Residential mortgages	284,630	324,188	38,764	303,845
Home equity loans and lines of credit	49,862	63,775	3,467	60,855
RICs and auto loans - originated	3,271,316	3,332,297	997,169	2,298,646
RICs and auto loans - purchased	1,855,948	2,097,520	471,687	2,155,028
Personal unsecured loans	16,858	17,126	6,846	9,349
Other consumer	13,093	17,253	2,442	15,878
Total:
Commercial	$597,288	$680,513	$98,596	$513,095
Consumer	5,795,365	6,217,341	1,520,375	5,134,346
Total	$6,392,653	$6,897,854	$1,618,971	$5,647,441

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $657.5 million for the year ended December 31, 2016 on approximately $5.2 billion of TDRs that were returned to performing status as of December 31, 2016.

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$97,975	$108,760	$—	$95,447
Middle market commercial real estate	78,325	123,495	—	103,059
Santander real estate capital	2,815	2,815	—	2,899
Commercial and industrial	12,190	17,513	—	13,494
Multifamily	9,467	10,488	—	15,980
Other commercial	239	239	—	797
Consumer:
Residential mortgages	145,676	190,240	—	140,285
Home equity loans and lines of credit	31,080	31,080	—	29,155
RICs and auto loans - originated	15	15	—	8
RICs and auto loans - purchased	75,698	96,768	—	931,411
Personal unsecured loans	12,865	12,865	—	6,729
Other consumer	12,495	16,002	—	9,047
With an allowance recorded:
Commercial:
Corporate banking	62,894	66,460	12,314	75,261
Middle market commercial real estate	38,046	43,745	5,624	49,072
Santander real estate capital	654	782	98	2,266
Commercial and industrial	117,419	146,394	35,607	94,030
Multifamily	5,653	5,658	443	5,816
Other commercial	3,216	4,465	750	2,574
Consumer:
Residential mortgages	323,060	360,450	40,818	303,455
Home equity loans and lines of credit	71,847	86,355	3,757	65,990
RICs and auto loans - originated	1,325,975	1,359,585	408,208	691,244
RICs and auto loans - purchased	2,454,108	2,773,536	454,926	1,227,054
Personal unsecured loans	1,839	2,226	430	9,158
Other consumer	18,663	23,790	3,225	17,479
Total:
Commercial	$428,893	$530,814	$54,836	$460,695
Consumer	4,473,321	4,952,912	911,364	3,431,015
Total	$4,902,214	$5,483,726	$966,200	$3,891,710

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

December 31, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,303,428	$4,843,468	$1,170,259	$17,865,871	$8,515,866	$6,804,184	$42,503,076
Special Mention	144,125	136,989	44,281	541,828	120,731	10,651	998,605
Substandard	226,206	161,962	23,822	503,185	47,083	11,932	974,190
Doubtful	19,350	38,153	—	22,183	—	5,636	85,322
Total commercial loans	$3,693,109	$5,180,572	$1,238,362	$18,933,067	$8,683,680	$6,832,403	$44,561,193

(1)	Financing receivables include LHFS.

December 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$2,940,461	$4,335,501	$1,363,031	$19,730,170	$9,114,466	$6,211,672	$43,695,301
Special Mention	188,324	33,256	144,597	516,776	249,165	28,686	1,160,804
Substandard	345,668	163,939	42,187	475,405	74,410	15,601	1,117,210
Doubtful	206,064	82,554	654	272,984	422	284	562,962
Total commercial loans	$3,680,517	$4,615,250	$1,550,469	$20,995,335	$9,438,463	$6,256,243	$46,536,277

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	December 31, 2016		December 31, 2015
Credit Score Range(2)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,154,228	15.7%	$4,913,606	19.2%
<600	14,100,215	53.2%	13,374,065	52.3%
600-639	4,597,541	17.4%	4,260,982	16.7%
>=640	3,646,485	13.7%	3,004,854	11.8%
Total	$26,498,469	100.0%	$25,553,507	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $924.7 million and $905.7 million of LHFS at December 31, 2016 and December 31, 2015 that do not have an allowance.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
December 31, 2016	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$696,730	$102,911	$4,635	$2,327	$196	$150	$—	$806,949
<600	80	228,794	70,793	49,253	30,720	6,622	5,885	392,147
600-639	147	152,728	48,006	42,443	42,356	4,538	6,675	296,893
640-679	98	283,054	101,495	81,669	93,552	5,287	4,189	569,344
680-719	112	487,257	193,351	136,937	146,090	6,766	11,795	982,308
720-759	56	767,192	348,524	163,163	178,264	8,473	16,504	1,482,176
>=760	495	2,415,542	860,582	219,014	180,841	11,134	20,740	3,708,348
Grand Total	$697,718	$4,437,478	$1,627,386	$694,806	$672,019	$42,970	$65,788	$8,238,165

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

	Home Equity Loans and Lines of Credit(2)
December 31, 2016	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$172,836	$530	$157	$—	$—	$173,523
<600	10,198	166,702	64,446	14,474	12,684	268,504
600-639	7,323	143,666	68,415	16,680	8,873	244,957
640-679	10,225	278,913	139,940	27,823	14,127	471,028
680-719	11,507	461,285	271,264	39,668	25,158	808,882
720-759	12,640	662,217	383,186	45,496	28,608	1,132,147
>=760	25,425	1,814,060	919,295	94,522	48,849	2,902,151
Grand Total	$250,154	$3,527,373	$1,846,703	$238,663	$138,299	$6,001,192

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

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	December 31, 2016	December 31, 2015
	(in thousands)
Performing	$5,169,788	$3,984,382
Non-performing	937,127	704,600
Total	$6,106,915	$4,688,982

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

TDR Impact to ALLL

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the year ended December 31, 2016 and December 31, 2015, respectively:

	Year Ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	91	$198,275	$567	$(24,861)	$922	$174,903
Middle market commercial real estate	—	—	—	—	—	—
Santander real estate capital	1	8,729	—	—	(18)	8,711
Commercial and industrial	1,416	47,003	(7)	—	(149)	46,847
Consumer:
Residential mortgages(3)	277	36,203	(53)	—	9,982	46,132
Home equity loans and lines of credit	161	10,360	—	—	416	10,776
RICs and auto loans - originated	155,114	2,878,648	(438)	—	(292)	2,877,918
RICs - purchased	42,774	496,224	(2,353)	—	(115)	493,756
Personal unsecured loans	19,723	30,845	—	—	(744)	30,101
Other consumer	691	18,246	(38)	—	(1,133)	17,075
Total	220,248	$3,724,533	$(2,322)	$(24,861)	$8,869	$3,706,219

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	73	$55,896	$(1,027)	$(4,159)	$(194)	$50,516
Middle market commercial real estate	2	17,024	—	—	(2,110)	14,914
Santander real estate capital	1	4,977	—	—	(7)	4,970
Commercial and industrial	615	23,179	—	(1,469)	—	21,710
Consumer:
Residential mortgages(3)	769	114,731	10	(911)	265	114,095
Home equity loans and lines of credit	470	31,848	—	—	(256)	31,592
RICs and auto loans - originated	78,576	1,486,951	(335)	—	(274)	1,486,342
RICs - purchased	175,780	2,412,434	(4,619)	—	(829)	2,406,986
Personal unsecured loans	16,266	28,099	—	(430)	(96)	27,573
Other consumer	55	3,218	(1)	—	(217)	3,000
Total	272,607	$4,178,357	$(5,972)	$(6,969)	$(3,718)	$4,161,698

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

	Year Ended December 31, 2014
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	99	$115,492	$(355)	$(8,110)	$(670)	$106,357
Middle market commercial real estate	7	70,353	—	—	(2,900)	67,453
Santander real estate capital	—	—	—	—	—	—
Commercial and industrial	94	9,746	(3)	(60)	—	9,683
Consumer:						—
Residential mortgages(3)	554	103,908	(18)	364	987	105,241
Home equity loans and lines of credit	115	10,509	—	—	—	10,509
RICs and auto loans - originated	2,871	57,997	—	—	(93)	57,904
RICs - purchased	140,029	1,918,542	(7,504)	—	(2,364)	1,908,674
Personal unsecured loans	14,465	21,808	—	(208)	(127)	21,473
Other consumer	13	863	(1)	—	30	892
Total	158,252	$2,311,721	$(7,914)	$(8,012)	$(5,137)	$2,290,658

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the year ended December 31, 2016 and December 31, 2015, respectively.

	Year Ended December 31,
	2016		2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	264	$16,996	81	$5,522	18	$4,496
Consumer:
Residential mortgages	63	9,120	46	7,742	55	8,312
Home equity loans and lines of credit	15	890	15	1,789	9	785
RICs and auto loans	48,686	814,454	51,202	792,721	6,398	87,019
Unsecured loans	4,104	6,155	3,662	4,083	2,412	2,531
Other consumer	215	3,117	32	1,773	1	27
Total	53,347	$850,732	55,038	$813,630	8,893	$103,170

(1)	The recorded investment represents the period-end balance at December 31, 2016, 2015, and 2014. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Consolidated Balance Sheets as Leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating leases, net consisted of the following as of December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Leased vehicles	$13,603,494	$11,297,752
Origination fees and other costs	23,141	29,800
Manufacturer subvention payments	(1,126,323)	(1,048,713)
Leased vehicles, gross	12,500,312	10,278,839
Less: accumulated depreciation	(2,811,855)	(1,901,004)
Leased vehicles, net	$9,688,457	$8,377,835

Commercial equipment vehicles and aircraft, gross	$65,401	$20,082
Less: accumulated depreciation	(6,635)	(504)
Commercial equipment vehicles and aircraft, net	$58,766	$19,578

Total operating leases, net	$9,747,223	$8,397,413

For the year ended December 31, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program. During the year ended December 31, 2015, the Company executed a bulk sale of leases originated under the Chrysler Capital program with depreciated net capitalized costs of $1.3 billion and a net book value of $1.2 billion to a third party. The bulk sales agreement included certain provisions under which SC agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SC retained servicing on the leases sold. Due to the accelerated depreciation permitted for tax purposes, this sale generated large taxable gains that SC deferred through a qualified like-kind exchange program. An immaterial amount of taxable gain that did not qualify for deferral was recognized upon expiration of the reinvestment period.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2016 (in thousands):

2017	1,606,095
2018	917,983
2019	268,161
2020	12,552
Total	$2,804,791

Lease income was $1.8 billion, $1.5 billion and $0.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Lease expense was $1.3 billion, $1.1 billion and $0.6 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

	AT DECEMBER 31,
	2016	2015
	(in thousands)
Land	$97,583	$97,636
Office buildings	225,578	222,778
Furniture, fixtures, and equipment	428,606	384,610
Leasehold improvement	530,119	497,733
Computer Software	921,231	793,121
Automobiles and other	7,960	9,340
Total premise and equipment	2,211,077	2,005,218
Less accumulated depreciation	(1,214,579)	(970,756)
Total premises and equipments, net	$996,498	$1,034,462

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $282.2 million, $251.2 million, and $213.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

In 2014, certain changes to the Company’s information technology ("IT") strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $64.5 million of capitalized software for the year ended December 31, 2014. No impairment charges of capitalized software were recorded by the Company for the years ended December 31, 2016 or 2015.

During the year ended December 31, 2016, the Company sold eight properties for a gain of $2.4 million. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations. In 2015, the Company sold one property, which resulted in the recognition of a $13.3 million gain. The Company sold two properties for a $22.0 million gain in 2014.

NOTE 7. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

Variable Interest Entities

The Company transfers retail installment contracts and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of each entity as servicer of its financial assets and (b) through the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from each VIE that are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests it records these transactions as sales of the associated retail installment contracts.

The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the Company's Consolidated Balance Sheets. The Company recognizes finance charges, fee income, and provision for credit losses on the retail installment contracts, and leased vehicles and interest expense on the debt. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (continued)

Revolving credit facilities generally also utilize entities that are considered VIEs which are included on the Company's Consolidated Balance Sheets.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the lease vehicles. This titling trust is considered a VIE.

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used to settle obligations of the consolidated VIE and the liabilities of these consolidated entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Assets
Restricted cash	$2,087,177	$1,842,877
Loans(1)	23,568,066	23,494,541
Leased vehicles, net	8,564,628	6,497,310
Various other assets	686,253	630,017
Total Assets	$34,906,124	$32,464,745
Liabilities
Notes payable	$31,667,976	$30,628,837
Various other liabilities	91,234	85,844
Total Liabilities	$31,759,210	$30,714,681

(1) Includes $1.0 billion and $1.5 billion of RICs held for sale at December 31, 2016 and December 31, 2015, respectively.

Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. The amounts shown above are also impacted by purchase accounting marks from the Change in Control. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of December 31, 2016 and December 31, 2015, the Company was servicing $27.4 billion and $27.3 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (continued)

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from January 28, 2014 to December 31, 2014
	(in thousands)
Assets securitized	$15,828,921	$18,516,641	$12,509,094

Net proceeds from new securitizations (1)	$13,319,530	$15,232,692	$10,452,530
Net proceeds from sale of retained bonds	436,812	—	—
Cash received for servicing fees (2)	787,778	700,156	585,117
Net distributions from Trusts (2)	1,748,013	1,960,418	1,717,839
Total cash received from Trusts	$16,292,133	$17,893,266	$12,755,486

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

During the year ended December 31, 2016, the Company executed one off-balance sheet securitization with VIEs in which it has continuing involvement. As of both December 31, 2016 and December 31, 2015, the Company was servicing $2.7 billion of gross RICs that have been sold in these and other off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from January 28, 2014 to December 31, 2014
	(in thousands)
Assets securitized (a)	$904,108	$1,557,099	$1,802,461

Net proceeds from new securitizations	$876,592	$1,578,320	$1,894,052
Cash received for servicing fees	47,804	23,848	17,000
Total cash received from Trusts	$924,396	$1,602,168	$1,911,052

(a) Represents the unpaid principal balance at the time of original securitization.

The Company also makes certain equity investments in limited partnerships which are considered VIEs that invest in and lend to affordable housing designated real estate properties which qualify for federal tax credits under the LIHTC and New Market Tax Credit (“NMTC”) programs. The Company acts only in a limited partner capacity in connection with these partnerships, so it has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS (continued)

As of December 31, 2016, the Company's risk of loss is limited to its investment in the partnerships, which totaled $76.1 million, compared to $59.5 million as of December 31, 2015. The Company does not provide financial or other support to the partnerships that is not contractually required.

The aggregate of the assets and liabilities held by the LIHTC investments was approximately $606.1 million and $412.2 million, respectively, at December 31, 2015. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. December 31, 2016 information is currently not available; however, management is not aware of any significant changes occurring in 2016.

Equity Method Investments

Equity method investments as of December 31, 2016 and 2015 include the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Community reinvestment projects	$26,616	$33,103
Tax credit investments	189,336	197,113
Other equity method investments	39,392	36,353
Total	$255,344	$266,569

The Company's ownership interest in equity method investments ranges by investment from 2.0% to 99.0%. Equity investment (expense)/income, net for the years ended December 31, 2016, 2015 and 2014 was ($11.1 million), ($8.8 million) and $8.5 million, respectively.

Community reinvestment projects are investments in partnerships that are involved in construction and development of LIHTC and NMTC. The Company has a significant interest in the partnerships, but does not have a controlling interest in the entities.

In 2015, the Company invested $88.3 million in First Wind Texas Holdings, LLC, an entity that owns wind power generating projects in Texas. In 2016, there was no significant investment in tax credit investment entities. These tax credit investments are accounted for as equity method investments.

Other equity method investments primarily consist of small investments in capital trusts and other joint ventures in which the Company has an ownership interest, but does not have a controlling interest. It also includes $4.9 million and $5.0 million of investments accounted for as cost method investments as of December 31, 2016 and 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the year ended December 31, 2016:

	Consumer and Business Banking (1)	Auto Finance & Business Banking	Commercial Real Estate(2)	Commercial Banking(2)	Global Corporate Banking	SC	Santander BanCorp	Total
	(in thousands)
Goodwill at December 31, 2015	$1,550,320	$445,923	$—	$1,297,055	$131,130	$1,019,960	$10,537	$4,454,925
Disposals during the period	—	—	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—	—	—
Re-allocations during the period	329,983	(445,923)	870,411	(754,471)	—	—	—	—
Impairment during the period	—	—	—	—	—	—	—	—
Goodwill at December 31, 2016	$1,880,303	$—	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

(1) Consumer and Business Banking were formerly designated as the Retail Banking segment and was renamed during the first quarter of 2016.
(2) Commercial Real Estate and Commercial Banking were formerly disclosed as the combined Real Estate and Commercial Banking segment.

As more fully described in Note 23 to the Consolidated Financial Statements, during the first quarter of 2016, certain management and line of business changes became effective as the Company reorganized its management reporting in order to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments and reporting units to provide greater focus on each of its core businesses:

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

The Company, including its Santander BanCorp subsidiary, conducted its annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairment of goodwill was identified as a result of the annual impairment analyses.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	December 31, 2016		December 31, 2015
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$465,625	$(114,375)	$504,839	$(75,161)
Chrysler relationship	95,000	(43,750)	110,000	(28,750)
Core deposit intangibles	—	(295,842)	763	(295,079)
Trade name (1)	17,100	(900)	—	—
Other intangibles	19,519	(98,492)	33,674	(84,335)
Total intangibles subject to amortization	597,244	(553,359)	649,276	(483,325)
Intangibles not subject to amortization:
Trade name (1)	—	—	18,000	—
Total Intangibles	$597,244	$(553,359)	$667,276	$(483,325)

(1) As of December 31, 2015, the trade name intangible asset was identified as an indefinite-lived intangible not subject to amortization. Effective April 1, 2016, management has determined this asset to be a definite-lived intangible with a remaining useful life of 15 years.

Amortization expense on intangible assets was $70.0 million, $79.9 million, and $105.4 million for the years ended December 31, 2016, December 31, 2015, and December 31, 2014. The Company recorded an impairment charge of $3.5 million and $28.5 million relating to the trade name within amortization of intangible assets for the year ended December 31, 2015 and 2014, respectively.

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

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2017	$61,491
2018	60,644
2019	58,975
2020	58,642
2021	55,603
Thereafter	301,889

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER ASSETS

The following is a detail of items that comprise other assets at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Income tax receivables	$294,796	$634,262
Derivative assets at fair value	413,779	383,034
Other repossessed assets	177,592	172,749
MSRs	150,343	151,490
Prepaid expenses	172,559	174,406
OREO	116,705	117,746
Miscellaneous assets and receivables	567,327	473,896
Total other assets	$1,893,101	$2,107,583

Income tax receivables

The change in income tax receivable is related to the receipt of an IRS refund in the second quarter of 2016.

Derivative assets at fair value

Derivative assets at fair value represent the net amount of derivatives presented in the Consolidated Financial Statements, including the impact of amounts offsetting recognized assets. Refer to the offsetting of financial assets table in Note 14 to these Consolidated Financial Statements for the detail of these amounts.

MSRs

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At December 31, 2016, 2015 and 2014, the balance of these loans serviced for others accounted for at fair value was $15.4 billion, $15.9 billion and $15.9 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Consolidated Statements of Operations. The fair value of the MSRs at December 31, 2016, 2015 and 2014 was $146.6 million, $147.2 million and $145.0 million, respectively. See further discussion on the valuation of the MSRs in Note 18. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 14 to these Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

For the years ended December 31, 2016, 2015 and 2014 the Company recorded net changes in the fair value of MSRs due to valuation totaling $3.9 million, $3.9 million and $(2.8) million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OTHER ASSETS (continued)

The following table presents a summary of activity for the Company's residential MSRs that are included in the Consolidated Balance Sheets.

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(in thousands)
Fair value at beginning of period(1)	$147,233	$145,047	$141,787
Mortgage servicing assets recognized	20,256	22,964	28,058
Principal reductions	(24,787)	(24,726)	(21,981)
Change in fair value due to valuation assumptions	3,887	3,948	(2,817)
Fair value at end of period(1)	$146,589	$147,233	$145,047

(1) The Company has total MSRs of $150.3 million, $151.5 million and $150.0 million as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively. The Company has elected to account for the majority of its MSR balance using the fair value option, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

Fee income and gain on sale of mortgage loans

Included in Mortgage banking income, net on the Consolidated Statements of Operations was mortgage servicing fee income of $43.0 million, $45.2 million and $44.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Consolidated Statements of Operations of $35.7 million, $49.7 million and $147.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other repossessed assets and OREO

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. This increase is due to an increase in capitalized lease equipment.

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	December 31, 2016		December 31, 2015
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$11,284,881	16.8%	$11,711,117	17.9%
Non-interest-bearing demand deposits	15,413,609	22.9%	12,916,322	19.7%
Savings	5,988,852	8.9%	5,978,538	9.1%
Customer repurchase accounts	868,544	1.3%	896,736	1.4%
Money market	24,511,906	36.5%	24,437,346	37.2%
Certificates of deposit ("CDs")	9,172,898	13.6%	9,643,369	14.7%
Total Deposits (1)	$67,240,690	100.0%	$65,583,428	100.0%

(1) Includes foreign deposits, as defined by the FRB, of $10.7 billion and $10.0 billion at December 31, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS (continued)

Interest expense on deposits and other customer accounts is summarized as follows:

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
	(in thousands)
Interest-bearing demand deposits	$40,262	$54,348	$37,656
Savings	12,723	14,389	17,836
Customer repurchase accounts	1,750	1,979	1,890
Money market	126,418	127,576	89,380
CD's	95,869	90,853	91,803
Total Deposits	$277,022	$289,145	$238,565

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2016 as scheduled to mature contractually:

(in thousands)
Three months or less	$1,527,219
Over three through six months	276,226
Over six through twelve months	362,147
Over twelve months	934,011
Total	$3,099,603

CDs included $1.8 billion and $2.5 billion of CD in denominations of greater than $250,000 as of December 31, 2016 and 2015, respectively.

The following table sets forth the maturity of all of the Company's CDs at December 31, 2016 as scheduled to mature contractually:

(in thousands)
2017	$7,038,405
2018	631,159
2019	541,722
2020	234,149
2021	719,975
Thereafter	7,488
Total	$9,172,898

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.0 billion and $3.2 billion at December 31, 2016 and December 31, 2015, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $61.1 million and $751.1 million at December 31, 2016 and December 31, 2015, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

Total borrowings and other debt obligations at December 31, 2016 were $43.5 billion, compared to $49.8 billion at December 31, 2015. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the year ended December 31, 2016 or December 31, 2015.

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

On May 23, 2016, the Company issued $1.0 billion in aggregate principal amount of its 2.70% senior notes due May 2019. Also on May 23, 2016, the Company issued $600 million in aggregate principal amount of its senior floating rate notes. These senior floating rate notes have a floating rate equal to the three-month LIBOR plus 145 basis points with a maturity of November 2017.

During 2016, the Bank terminated $3.8 billion of FHLB advances. As a consequence, the Company incurred costs of $114.2 million through a loss on debt extinguishment.

Parent Company & other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company & other IHC entities' borrowings and other debt obligations at the dates indicated:

	December 31, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
4.625% senior notes, due April 2016	$—	—%	$475,723	4.85%
Senior notes, due November 2017(1)	599,206	2.67%	—	—%
3.45% senior notes, due August 2018	498,604	3.62%	497,800	3.62%
2.70% senior notes, due May 2019	997,207	2.82%	—	—%
2.65% senior notes, due April 2020	994,672	2.82%	993,151	2.82%
4.50% senior notes, due July 2025	1,094,955	4.56%	1,094,483	4.56%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,798	7.91%	69,775	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,434	2.49%	149,404	2.18%
Common securities - Capital Trust IX	4,640	2.49%	4,640	2.18%
Overnight funds purchase, due January 2017(2)	830	0.50%	1,445	0.15%
Short-term borrowings, due January 2017(2)	54,000	0.63%	—	—%
2.00% subordinated debt, maturing through 2042(2)	40,457	2.00%	40,549	2.00%
Overnight borrowings(2)	17,000	0.63%	12,959	0.54%
Short-term borrowings, maturing in less than one year(2)	207,173	0.25%	687,526	0.50%
Total Parent Company & other IHC entities borrowings and other debt obligations	$4,737,976	3.21%	$4,037,455	3.29%

(1) These notes bear interest at a rate equal to three-month LIBOR plus 145 basis points per annum
(2) These debt instruments have been entered into by certain of the IHC entities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2016		December 31, 2015
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$748,143	2.24%	$746,381	2.24%
Senior notes, due January 2018(1)	249,705	1.99%	249,415	1.31%
8.750% subordinated debentures, due May 2018	498,882	8.92%	498,175	8.92%
Subordinated term loan, due February 2019	122,313	6.78%	130,899	6.15%
FHLB advances, maturing through July 2019	5,950,000	0.85%	13,885,000	1.40%
Real estate investment trust preferred, due May 2020	156,457	13.46%	154,930	13.66%
Subordinated term loan, due August 2022	29,202	8.35%	30,344	7.89%
Total Bank borrowings and other debt obligations	$7,754,702	1.92%	$15,695,144	1.85%

(1) These notes will bear interest at a rate equal to three-month LIBOR plus 93 basis points per annum.

At December 31, 2016, there were no FHLB advances for which the FHLB of Pittsburgh had the ability to convert the advances from a fixed rate to a floating rate. At December 31, 2015, FHLB advances included $650.0 million of advances for which the FHLB of Pittsburgh has the ability to convert the advances from a fixed rate to a floating rate. If and when the advance is converted, the Company has the ability to call these advances at par with no prepayment penalty every three months.

The Bank had outstanding irrevocable letters of credit totaling $1.2 billion from the FHLB of Pittsburgh at December 31, 2016, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$462,085	$1,250,000	2.52%	$653,014	$14,916
Warehouse line, due August 2018(2)	534,220	780,000	1.98%	608,025	24,520
Warehouse line, due August 2018(3)	3,119,943	3,120,000	1.91%	4,700,774	70,991
Warehouse line, due October 2018(5)	702,377	1,800,000	2.51%	994,684	23,378
Warehouse line, due October 2018	202,000	400,000	2.22%	290,867	5,435
Warehouse line, due January 2018	153,784	500,000	3.17%	213,578	—
Warehouse line, due November 2018	578,999	1,000,000	1.56%	850,758	17,642
Warehouse line, due October 2017	243,100	300,000	2.38%	295,045	9,235
Warehouse line, due November 2018	—	500,000	2.07%	—	—
Repurchase facility, due December 2017(4)	507,800	507,800	2.83%	—	22,613
Repurchase facility, due April 2017(4)	235,509	235,509	2.04%	—	—
Line of credit with related party, due December 2017(5)	1,000,000	1,000,000	2.86%	—	—
Line of credit with related party, due December 2017(5)	500,000	500,000	3.04%	—	—
Line of credit with related party, due December 2018(5)	175,000	500,000	3.87%	—	—
Line of credit with related party, due December 2018(5)	1,000,000	1,000,000	2.88%	—	—
Total SC revolving credit facilities	$9,414,817	$13,393,309	2.36%	$8,606,745	$188,730

(1) As of December 31, 2016, half of the outstanding balance on this facility matures in March 2017 and half matures in March 2018.
(2) This line is held exclusively for financing of Chrysler Capital loans.
(3) This line is held exclusively for financing of Chrysler Capital leases.
(4) These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities are unsecured. These facilities have rolling maturities of up to one year.
(5) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of December 31, 2016, $1.3 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS (continued)

	December 31, 2015
	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$808,135	$1,250,000	1.29%	$1,137,257	$24,942
Warehouse line, due June 2016	378,301	500,000	1.48%	535,737	—
Warehouse line, due November 2016(2)	175,000	175,000	1.90%	—	—
Warehouse line, due November 2016(2)	250,000	250,000	1.90%	—	2,501
Warehouse line, due July 2017(3)	682,720	1,260,000	1.35%	809,185	20,852
Warehouse line, due July 2017(4)	2,247,443	2,940,000	1.41%	3,412,321	48,589
Warehouse line, due September 2017	565,399	1,000,000	1.20%	824,327	15,759
Warehouse line, due December 2017 (5)	944,877	2,000,000	1.56%	1,345,051	32,038
Repurchase facility, due December 2016(6)	850,904	850,904	2.07%	—	34,166
Line of credit with related party, due December 2016(7)	1,000,000	1,750,000	2.61%	—	—
Line of credit with related party, due December 2018(7)	—	500,000	3.48%	—	—
Line of credit with related party, due December 2016(7)	500,000	500,000	2.65%	—	—
Line of credit with related party, due December 2018(7)	800,000	1,750,000	2.84%	—	—
Total SC revolving credit facilities	$9,202,779	$14,725,904	1.81%	$8,063,878	$178,847

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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1)	$13,444,543	$32,386,082	0.89% - 2.46%	$17,474,524	$1,423,599
SC privately issued amortizing notes, maturing on various dates(1)	8,172,407	14,085,991	0.88% - 2.86%	12,021,887	500,868
Total SC secured structured financings	$21,616,950	$46,472,073	0.88% - 2.86%	$29,496,411	$1,924,467

(1) SC has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs, and the related securitization debt issued by SPEs, remain on the Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

(1) SC has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs, and the related securitization debt issued by SPEs, remain on the Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

The following table sets forth the maturities of the Company’s consolidated borrowings and debt obligations at December 31, 2016:

(in thousands)
2017	$9,474,468
2018	10,508,425
2019	6,270,776
2020	6,273,128
2021	4,650,675
Thereafter	6,346,973
Total	$43,524,445

NOTE 12. STOCKHOLDER'S EQUITY

On February 21, 2014, the Company issued 7.0 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion. Also on February 21, 2014, the Company raised $750.0 million of capital by issuing 3.0 million shares of common stock to Santander in exchange for canceling debt of an equivalent amount.

On May 28, 2014, the Company issued 84,000 shares of common stock to Santander in exchange for cash in the amount of $21.0 million. There were no shares issued during 2015 or 2016.

Following these transactions and as of December 31, 2016, the Company had 530,391,043 shares of common stock outstanding.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDER'S EQUITY (continued)

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders totaling $14.6 million for the years ended December 31, 2016, 2015 and 2014.

The shares of Series C Preferred Stock are redeemedable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the OCC. As of December 31, 2016, no shares of the Series C Preferred Stock had been redeemed.

During August 2010, Banco Santander Puerto Rico issued 3,000,000 shares of Series B preferred stock, $25 par value, for $75.0 million, designated as the 8.75% noncumulative preferred stock, Series B, to an affiliate. Dividends on Banco Santander Puerto Rico's preferred stock were payable when, as and if declared by Banco Santander Puerto Rico's Board of Directors. Banco Santander Puerto Rico declared cash dividends of $2.19 for the years ended December 31, 2015 and 2014 for dividends to preferred stockholders of $6.6 million for both years.

The shares of Series B Preferred Stock were redeemable in whole or in part for cash on or after September 30, 2015 with the consent of the FDIC and any applicable regulatory authority. On December 14, 2015, Banco Santander Puerto Rico received notice of approval from the Office of the Commissioner of Financial Institutions of Puerto Rico.

On January 29, 2016, Banco Santander Puerto Rico redeemed the outstanding $75.0 million of Serial B preferred stock. In accordance with the notice of full redemption, each preferred stock was redeemed at the redemption price, corresponding to $25.00 per preference share, plus any unpaid dividends in respect of the most recent dividend period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive (loss)/income, net of related tax, for the year ended December 31, 2016, 2015, and 2014 respectively.

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	For the Year Ended December 31, 2016			December 31, 2015		December 31, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$1,203	$(130)	$1,073
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	9,848	(1,065)	8,783
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,051	(1,195)	9,856	$(16,581)	$9,856	$(6,725)

Change in unrealized gains/(losses) on investment securities available-for-sale	4,040	(1,459)	2,581
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(57,771)	20,350	(37,421)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	44	(16)	28
Reclassification adjustment for net (gains)/losses included in net income	(57,727)	20,334	(37,393)
Net unrealized (losses)/gains on investment securities available-for-sale	(53,687)	18,875	(34,812)	(95,942)	(34,812)	(130,754)

Pension and post-retirement actuarial gains/(losses)(4)	3,768	(1,490)	2,278	(58,007)	2,278	(55,729)

As of December 31, 2016	$(38,868)	$16,190	$(22,678)	$(170,530)	$(22,678)	$(193,208)

(1) Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges in Note 14 to the Consolidated Financial Statements.
(2) Net (gains)/losses reclassified into Net gain on sale of investment securities in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses/(gains) previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Consolidated Financial Statements.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	For the Year Ended December 31, 2015			December 31, 2014		December 31, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(15,073)	$5,013	$(10,060)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments(1)	11,595	(3,856)	7,739
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(3,478)	1,157	(2,321)	$(14,260)	$(2,321)	$(16,581)

Change in unrealized (losses)/gains on investment securities available-for-sale	(54,134)	20,542	(33,592)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(18,095)	6,910	(11,185)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	1,092	(417)	675
Reclassification adjustment for net (gains)/losses included in net income	(17,003)	6,493	(10,510)
Net unrealized (losses)/gains on investment securities available-for-sale	(71,137)	27,035	(44,102)	(51,840)	(44,102)	(95,942)

Pension and post-retirement actuarial gains/(losses)(4)	7,041	(2,881)	4,160	(62,167)	4,160	(58,007)

As of December 31, 2015	$(67,574)	$25,311	$(42,263)	$(128,267)	$(42,263)	$(170,530)

(1) Net gains/(losses0 reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses/(gains) previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Consolidated Financial Statements.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Year Ended December 31, 2014			January 1, 2014		December 31, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(13,460)	$4,918	$(8,542)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	53,112	(19,407)	33,705
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	39,652	(14,489)	25,163	$(39,423)	$25,163	$(14,260)
Change in unrealized gains/(losses) on investment securities available-for-sale	270,548	(104,979)	165,569
Reclassification adjustment for net (gains)/losses included in net income on non-OTTI securities (2)	(27,277)	10,624	(16,653)
Net unrealized gains/(losses) on investment securities available-for-sale	243,271	(94,355)	148,916	(200,756)	148,916	(51,840)
Pension and post-retirement actuarial (losses)/gains(3)	(40,799)	16,347	(24,452)	(37,715)	(24,452)	(62,167)
As of December 31, 2014	$242,124	$(92,497)	$149,627	$(277,894)	$149,627	$(128,267)

(1) Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statement of Operations for the sale of available-for-sale securities.
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

See Note 18 for discussion of the valuation methodology for derivative instruments.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of December 31, 2016, derivatives in this category had a fair value of $7.2 million. The credit ratings of the Company and Bank are currently considered investment grade. During the fourth quarter of 2016, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's.

As of December 31, 2016 and December 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $27.0 million and $132.5 million, respectively. The Company had $28.3 million and $134.2 million in cash and securities collateral posted to cover those positions as of December 31, 2016 and December 31, 2015, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2016 and 2015. The remaining fair value hedges were terminated during the third quarter of 2016.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company expects $0.5 million of gross losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2016 and December 31, 2015 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
December 31, 2016
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01
Total	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01

December 31, 2015
Fair Value hedges:
Cross-currency swaps	$16,390	$3,695	$92	4.76%	4.75%	0.11
Interest rate swaps	318,000	47	2,006	1.07%	2.31%	3.50
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	11,030,431	7,295	23,047	0.32%	1.13%	3.00
Total	$11,364,821	$11,037	$25,145	0.35%	1.17%	3.01

See Note 13 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity. Cross-currency swaps designated as hedges matured during the first quarter of 2016.

During the second quarter of 2016, the Company terminated cash flow hedges with a notional value of $1.5 billion. Losses of $20.6 million deferred in accumulated other comprehensive income will be reclassified to interest expense in the periods during which the hedged cash flows occur. Also, fair value hedges with a notional value of $356.0 million were terminated in tandem with the sale of the hedged investments.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2016 and December 31, 2015 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$693,137	$396,984	$8,577	$550	$—	$—
Interest rate lock commitments	253,568	187,930	2,316	2,540	—	—
Mortgage servicing	295,000	435,000	838	679	1,635	3,502
Total mortgage banking risk management	1,241,705	1,019,914	11,731	3,769	1,635	3,502

Customer related derivatives:
Swaps receive fixed	9,646,151	9,110,944	127,123	209,379	49,642	6,023
Swaps pay fixed	9,785,170	9,279,446	85,877	16,196	97,759	177,114
Other	1,611,342	3,063,466	3,421	53,418	1,989	52,632
Total customer related derivatives	21,042,663	21,453,856	216,421	278,993	149,390	235,769

Other derivative activities:
Foreign exchange contracts	3,366,483	6,599,760	56,742	53,994	46,430	45,418
Interest rate swap agreements	1,064,289	2,443,991	2,075	1,176	2,647	6,668
Interest rate cap agreements	9,491,468	10,042,293	76,387	33,080	—	—
Options for interest rate cap agreements	9,463,935	10,013,912	—	—	76,281	32,977
Total return settlement	658,471	1,404,726	—	—	30,618	53,432
Other	1,265,583	899,394	12,293	11,146	16,325	14,553
Total	$47,594,597	$53,877,846	$375,649	$382,158	$323,326	$392,319

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2016 and 2015:

		Year Ended December 31,
Derivative Activity(1)	Line Item	2016	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$174	$62	$777
Interest rate swaps	Miscellaneous income	1,959	(1,412)	(547)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(9,848)	(11,595)	(53,112)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	8,028	2,963	(4,510)
Interest rate lock commitments	Mortgage banking income	(224)	(522)	2,516
Mortgage servicing	Mortgage banking income	2,027	(2,806)	(5,683)
Customer related derivatives	Miscellaneous income	23,770	1,100	4,022
Foreign exchange	Miscellaneous income	7,526	6,705	8,966
Interest rate swaps, caps, and options	Miscellaneous income	4,450	13,593	35,438
	Net interest income	51,862	78,640	(5,226)
Total return settlement	Other administrative expenses	(4,365)	(10,973)	(7,856)
Other	Miscellaneous income	(1,018)	(1,129)	(906)

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

The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting ISDA agreements for all trades executed after April 1, 2013. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Consolidated Balance Sheet” section of the tables below. Prior to April 1, 2013, the Company had elected to net all caps, floors, and interest rate swaps when it had an ISDA agreement with the counterparty. The collateral received or pledged in connection with these transactions is disclosed within the “Gross amounts offset in the Consolidated Balance Sheet" section of the tables below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2016
Cash flow hedges	$45,681	$—	$45,681	$—	$21,690	$23,991
Other derivative activities(1)	374,052	7,551	366,501	4,484	39,474	322,543
Total derivatives subject to a master netting arrangement or similar arrangement	419,733	7,551	412,182	4,484	61,164	346,534
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,597	—	1,597	—	—	1,597
Total Derivative Assets	$421,330	$7,551	$413,779	$4,484	$61,164	$348,131

Total Financial Assets	$421,330	$7,551	$413,779	$4,484	$61,164	$348,131

December 31, 2015
Fair value hedges	$3,742	$—	$3,742	$—	$—	$3,742
Cash flow hedges	7,295	—	7,295	—	—	7,295
Other derivative activities(1)	379,626	10,161	369,465	8,008	21,784	339,673
Total derivatives subject to a master netting arrangement or similar arrangement	390,663	10,161	380,502	8,008	21,784	350,710
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,532	—	2,532	—	—	2,532
Total Derivative Assets	$393,195	$10,161	$383,034	$8,008	$21,784	$353,242

Total Financial Assets	$393,195	$10,161	$383,034	$8,008	$21,784	$353,242

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2016
Cash flow hedges	$59,812	$—	$59,812	$—	$110,856	$(51,044)
Other derivative activities(1)	292,708	34,197	258,511	—	95,138	163,373
Total derivatives subject to a master netting arrangement or similar arrangement	352,520	34,197	318,323	—	205,994	112,329
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	30,618	—	30,618	—	—	30,618
Total Derivative Liabilities	$383,138	$34,197	$348,941	$—	$205,994	$142,947

Total Financial Liabilities	$383,138	$34,197	$348,941	$—	$205,994	$142,947

December 31, 2015
Fair value hedges	$2,098	$—	$2,098	$87	$10,602	$(8,591)
Cash flow hedges	23,047	—	23,047	—	38,607	(15,560)
Other derivative activities(1)	338,887	77,734	261,153	4,265	209,087	47,801
Total derivatives subject to a master netting arrangement or similar arrangement	364,032	77,734	286,298	4,352	258,296	23,650
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	53,432	—	53,432	—	—	53,432
Total Derivative Liabilities	$417,464	$77,734	$339,730	$4,352	$258,296	$77,082

Total Financial Liabilities	$417,464	$77,734	$339,730	$4,352	$258,296	$77,082

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 15. INCOME TAXES

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES (continued)

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Foreign	$30,983	$26,042	$26,590
Federal	71,429	160,107	(190,672)
State	(2,646)	44,712	829
Total current	99,766	230,861	(163,253)

Deferred:
Foreign	(36,039)	(5,878)	(10,766)
Federal	143,494	(755,630)	1,664,516
State	106,494	(69,111)	182,626
Total deferred	213,949	(830,619)	1,836,376
Total income tax provision/(benefit)	$313,715	$(599,758)	$1,673,123

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company's effective tax rate for each of the years indicated:

	Year Ended December 31,
	2016	2015	2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(5.0)%	(0.1)%	(0.1)%
Tax-exempt income	(1.6)%	0.5%	(0.6)%
Bank owned life insurance	(2.1)%	0.6%	(0.4)%
State income taxes, net of federal tax benefit	5.9%	(1.8)%	1.0%
General business tax credits	(2.1)%	0.3%	(0.3)%
Electric vehicle credits	(2.7)%	0.8%	(0.6)%
Basis in SC	3.1%	26.6%	2.2%
Nondeductible goodwill impairment	—%	(45.7)%	—%
Uncertain tax position reserve	3.2%	(2.9)%	(0.5)%
Other	(0.8)%	3.1%	(0.2)%
Effective tax rate	32.9%	16.4%	35.5%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
ALLL	$255,221	$262,595
Internal Revenue Code ("IRC") Section 475 mark to market adjustment	474,366	598,346
Unrealized loss on available-for-sale securities	80,958	62,092
Unrealized loss on derivatives	6,512	5,652
Capital loss carryforwards	35,770	41,016
Net operating loss carry forwards	1,441,368	855,307
Non-solicitation payments	643	952
Employee benefits	152,324	151,070
General business credit & other tax credit carry forwards	564,011	479,380
Broker commissions paid on originated mortgage loans	15,665	19,375
Minimum tax credit carry forwards	162,956	161,977
Recourse reserves	10,812	11,990
Deferred interest expense	80,421	77,536
Other	146,911	140,260
Total gross deferred tax assets	3,427,938	2,867,548
Valuation allowance	(124,953)	(153,616)
Total deferred tax assets	3,302,985	2,713,932

Deferred tax liabilities:
Purchase accounting adjustments	123,518	167,488
Deferred income	31,231	22,310
Originated mortgage servicing rights	58,754	58,873
Change in Control deferred gain	396,600	367,647
Leasing transactions(1)	2,622,331	1,954,674
Depreciation and amortization	297,314	324,386
Unremitted foreign earnings	67,720	—
Other	136,065	49,132
Total gross deferred tax liabilities	3,733,533	2,944,510

Net deferred tax (liability)	$(430,548)	$(230,578)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES (continued)

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry-forward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2016, the Company maintains a valuation allowance of $125.0 million related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carry-forward periods have expired.

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2016, the Company has recorded a deferred tax asset of $1.3 billion related to federal and Puerto Rico net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2036. The Company has recorded a deferred tax asset of $92.9 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2036. The Company has recorded a deferred tax asset of $35.8 million related to capital loss carryforwards, which may be used against future capital gain income. If not utilized in future years, these will expire through 2020. The Company also has recorded a deferred tax asset of $564.0 million related to tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2036. The Company has concluded that it is more likely than not that $32.6 million of the deferred tax asset related to the federal and Puerto Rico net operating loss carryforwards, $4.3 million of the deferred tax asset related to state net operating loss carryforwards, $23.6 million of the deferred tax asset related to capital loss carryforwards, $32.6 million of the deferred tax asset related to tax credit carryforwards and $31.9 million of the deferred tax timing differences will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings of $132.6 million that are considered permanently reinvested in a consolidated foreign entity. Under ASC 740-30 (formerly APB 23), unremitted earnings that are no longer permanently invested would become subject to deferred income taxes under United States law.

The Company has not provided deferred income taxes of $43.8 million on approximately $112.1 million of the Bank's existing pre-1988 tax bad debt reserve at December 31, 2016, due to the indefinite nature of the recapture provisions. Certain rules under section 593 of the Internal Revenue Code govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by the Bank in excess of certain earnings and profits, the redemption of the Bank’s stock, or a liquidation. The Company does not expect any of those events to occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. INCOME TAXES (continued)

Changes in Liability for Unrecognized Tax Benefits

At December 31, 2016, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $88.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total
	(in thousands)
Gross unrecognized tax benefits at January 1, 2014	$127,804	$23,959	$151,763
Change in Control	1,487	746	2,233
IHC Reorganization	22,688	1,457	24,145
Additions based on tax positions related to 2014	4,218	1,277	5,495
Additions for tax positions of prior years	35,354	4,927	40,281
Reductions for tax positions of prior years	(24,807)	(6,351)	(31,158)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,656)	(966)	(3,622)
Settlements	(8,372)	(428)	(8,800)
Gross unrecognized tax benefits at December 31, 2014	155,716	24,621	180,337
Additions based on tax positions related to 2015	2,752	31	2,783
Additions for tax positions of prior years	105,526	3,677	109,203
Reductions for tax positions of prior years	(15)	(9)	(24)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,116)	(2,061)	(6,177)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2015	259,863	26,259	286,122
Additions based on tax positions related to the current year	17,323	1,505	18,828
Additions for tax positions of prior years	4,644	37,508	42,152
Reductions for tax positions of prior years	(218,994)	(18,828)	(237,822)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,194)	(43)	(4,237)
Settlements	(2,886)	(3,028)	(5,914)
Gross unrecognized tax benefits at December 31, 2016	$55,756	$43,373	$99,129
Gross net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2016	$55,756	$43,373

Less: Federal, state and local income tax benefits			(10,557)
Net unrecognized tax benefit reserves			$88,572
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

NOTE 15. INCOME TAXES (continued)

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that decision. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the decision of the Federal District Court. Pursuant to the First Circuit's judgment, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The court ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court’s decision.

In response to the First Circuit's judgment, the Company used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.0 million tax reserve in relation to items that have not yet been determined by the Courts. The Company believes that this reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.0 million to no change.

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

NOTE 16. STOCK-BASED COMPENSATION

SC Compensation Plan

Beginning in 2012, SC granted stock options to certain executives, other employees, and independent directors under the SC stock and option award plan (the "SC Plan"). The SC Plan was administered by SC's Board and enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled or forfeited), or 8.5% of the equity invested in SC as of December 31, 2011. The SC Plan expired on January 31, 2015, and accordingly, no further awards will be made under this plan. In December 2013, the SC Board established an Omnibus Incentive Plan (the "Omnibus Incentive Plan"), amended and restated as of June 2016, which enables SC to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,640 common shares.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK-BASED COMPENSATION (continued)

Stock options granted have an exercise price based on the estimated fair market value of SC Common Stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under a management shareholder agreement (the "Management Shareholder Agreement") entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and SC's execution of an initial public offering ("IPO") (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave SC, SC would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the SC Plan) or voluntarily left SC without good reason (as defined in the SC Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left SC with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes SC's repurchase right caused the IPO to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.

On December 28, 2013, the SC Board approved certain changes to the SC Plan and the Management Shareholder Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the SC Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, SC's execution of an IPO and, accordingly, became effective upon pricing of the IPO on January 22, 2014. In addition, on December 28, 2013, SC granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $0.7 million and $8.9 million recorded for the years ended December 31, 2016 and 2015, respectively.

On January 23, 2014, SC executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of SC Common Stock at a price of $24.00 per share. SC received no proceeds from the IPO. SC recognized stock-based compensation expense totaling $117.8 million related to vested options upon the closing of the IPO, including $33.8 million related to accelerated vesting for certain executives. Also in connection with the IPO, SC granted 1,406,835 additional stock options under the SC Plan to certain executives, other employees, and an independent director with a grant date fair value of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the year ended December 31, 2016 to employees, and the estimated compensation costs associated with these additional grants is $0.7 million which will also be recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

A summary of SC's stock options and related activity as of and for the year ended December 31, 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2016	5,675,327	$12.30	6.5	$20,151
Granted	456,662	10.84
Exercised	(868,332)	9.49		3,028
Expired	(560,523)	11.32
Forfeited	(407,304)	13.76
Options outstanding at December 31, 2016	4,295,830	$12.70	5.6	$12,982
Options exercisable at December 31, 2016	3,144,763	$10.90	5.3	$11,348
Options expected to vest at December 31, 2016	995,104	$17.97	6.7

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. STOCK-BASED COMPENSATION (continued)

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV (the "CRD IV") prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, SC granted restricted stock units ("RSUs") in February and April 2015. Pursuant to the applicable award agreements under the Omnibus Incentive Plan, a portion of the RSUs vested immediately upon grant, and a portion will vest annually over the next 3 years. In June 2015, as part of a separate grant under the Omnibus Incentive Plan, SC granted certain officers RSUs that vest over a three-year period, with vesting dependent on Santander's performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for 1 year. In October 2015, SC granted, under the Omnibus Incentive Plan, certain directors RSUs that vest upon the earlier of the first anniversary of the grant date or the first annual shareholders' meeting following the grant date. In December 2015, SC granted a new officer RSUs that will vest in equal portions on each of the first three anniversaries of the grant date.

In February, June and November 2016, SC granted certain new employees RSUs that will vest annually over a three-year period. In March, April and November 2016, RSUs that vest annually over a three-year period were granted to certain officers and employees as retention awards. The RSUs granted as retention awards to officers and employees whose variable compensation is subject to the provisions of CRD IV must be held for one year after vesting. In accordance with the provisions of CRD IV, in April 2016, SC granted RSUs to certain officers and employees, a portion of which vested immediately upon grant and a portion that vest annually over a three-year period, and which must be held for one year after vesting. In November 2016, SC granted certain officers RSUs that vest over a three-year period, with vesting dependent on Banco Santander performance over that time and which must be held for one year after vesting. In November and December 2016, SC granted certain directors RSUs that vest upon the earlier of the first anniversary of grant date or the first annual meeting following the grant date. All RSU grants during the year ended December 31, 2016 were made under the Omnibus Incentive Plan.

On July 2, 2015, Mr. Dundon exercised a right under his separation agreement to settle his vested options for a cash payment. Subject to limitations of banking regulators and applicable law, Mr. Dundon's separation agreement also provided that his unvested stock options would vest in full and his unvested restricted stock awards would continue to vest in accordance with their terms as if he remained employed by SC. In addition, any service-based vesting requirements that were applicable to Mr. Dundon’s outstanding RSUs in respect of his 2014 annual bonus were waived, and such RSUs continue to vest and be settled in accordance with the underlying award agreement. However, because the separation agreement did not receive the required regulatory approvals within 60 days of Mr. Dundon's termination without cause, both the vested and the unvested stock options totaling 6,847,379 are considered to have expired. If regulatory approvals are obtained, SC would be obligated to pay Mr. Dundon approximately $102.8 million and recognize compensation expense for the same amount.

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

NOTE 16. STOCK-BASED COMPENSATION (continued)

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

A summary of the status and changes of SC's non-vested stock option shares as of and for the year ended December 31, 2016, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	2,902,766	$6.68
Granted	456,662	10.18
Vested	(1,240,534)	7.88
Forfeited or expired	(967,827)	6.48
Non-vested at December 31, 2016	1,151,067	$7.02

At December 31, 2016, total unrecognized compensation expense for non-vested stock options granted was $4.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following summarizes the assumptions used in estimating the fair value of stock options granted under the Management Equity Plan to employees for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period beginning January 28, 2014 through December 31, 2014
Assumption:
Risk-free interest rate	1.79%	1.64% - 1.97%	1.94% - 2.12%
Expected life (in years)	6.5	6.0 - 6.5	6.0 - 6.5
Expected volatility	33%	32% - 48%	49% - 51%
Dividend yield	3.69%	1.6% - 2.7%	2.3% - 4.2%
Weighted average grant date fair value	$3.14	$6.92 - $9.67	$7.54 - $8.38

The Company will have the same fair value basis with that of SC for any stock option awards after the IPO date.

NOTE 17. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank and Parent Company are eligible to participate in the Company's 401(k) Plan following their completion of one month of service. There is no age requirement to join the 401(k) Plan. The Bank matches 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Company match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Bank recognized expense for contributions to the 401(k) Plan of $22.6 million, $20.4 million and $17.4 million during 2016, 2015 and 2014, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EMPLOYEE BENEFIT PLANS (continued)

BSI has a contributory 401(k) retirement savings plan. All employees of BSI are eligible to participate in the plan on the first of the month following 30 days after their date of employment. BSI matches 100% of each employee's contribution up to 3%, plus 50% of the next 2% of the employee's eligible compensation for the year to the plan. BSI's contribution expense to this plan during the year ended December 31, 2016, 2015 and 2014 amounted to $1.5 million, $1.4 million and $1.3 million, respectively.

SC sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. SC matches 100% of employee contributions up to 6% of their base salary. The total amount contributed by SC in 2016, 2015 and 2014 was $11.8 million and $9.5 million and $7.9 million, respectively.

Defined Benefit Plans

The Company sponsors various post-employment and post-retirement plans. All of the plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The total net unfunded status related to these plans was $62.8 million and $67.4 million at December 31, 2016 and December 31, 2015, respectively, and is recorded within Other liabilities on the Consolidated Balance Sheet. The liabilities are made up of the following:

•	The Bank’s benefit obligation related to its supplemental executive retirement plan SERP was $24.1 million and $24.4 million at December 31, 2016 and 2015, respectively.

•	The Bank’s benefit obligation related to other post-employment plans was $8.7 million and $8.5 million at December 31, 2016 and 2015, respectively.

•
The Company acquired a pension plan from its acquisition of Independence Community Bank Corp. (the "ICBC Plan"). The unfunded status of the ICBC Plan was $30.0 million and $34.5 million at December 31, 2016 and 2015, respectively. The accumulated benefit obligation was $100.5 million and $99.7 million at December 31, 2016 and 2015, respectively.

Banco Santander Puerto Rico maintains two inactive qualified noncontributory defined benefit pension plans. One plan covers substantially all active employees of Santander BanCorp (the "BSPR Plan") before January 1, 2007, while the other plan was assumed in connection with the 1996 acquisition of Banco Central Hispano de Puerto Rico (the "BCH Plan"). The total net unfunded status related to the BSPR Plan and the BCH Plan are recorded within Other liabilities on the Consolidated Balance Sheet. The liabilities are made up of the following:

•
The unfunded status of the BSPR Plan was $11.0 million and $12.1 million at December 31, 2016 and 2015, respectively. The accumulated benefit obligation was $60.4 million and $60.4 million at December 31, 2016 and 2015, respectively.

•
The unfunded status of the BCH Plan was $0.2 million and $0.9 million at December 31, 2016 and 2015, respectively. The accumulated benefit obligation was $36.9 million and $37.0 million at December 31, 2016 and 2015, respectively.

BSI and SIS are participants in a defined pension plan sponsored by Santander's, New York branch ("Santander NY"), covering substantially all BSI and SIS employees. Effective December 31, 2010, the defined pension plan was frozen. The amounts recorded by BSI and SIS were $1.5 million and $6.0 million, respectively, representing BSI and SIS's share of the pension liability and is recorded within Other liabilities on the Consolidated Balance Sheet as of December 31, 2016 and 2015.

In 2010, Santander established and approved a deferred compensation plan in which SIS participates. In accordance with this plan, distributions will be made in three equal installments over a three-year period if the employee remains employed at SIS or an affiliate of Santander through the applicable payment date and certain performance conditions are met in the opinion of the Santander's Board of Directors. Deferred compensation of $2.9 million and $7.1 million is included within Other liabilities on the Consolidated Balance Sheet at December 31, 2016 and 2015, respectively. The total amount expensed by SIS in 2016, 2015 and 2014 was $2.9 million, $3.2 million and $1.1 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EMPLOYEE BENEFIT PLANS (continued)

Included in accumulated other comprehensive income at December 31, 2016 and 2015 were unrecognized actuarial losses, net of tax, of $55.7 million and $58.0 million, respectively, that had not yet been recognized related to all the Company's plans.

As noted above, the Company sponsors several post-employment and post-retirement plans, however the Company considers the ICBC Plan, the BSPR Plan and the BCH Plan, as the Company's most significant plans (collectively, the "Significant Plans"). The required post-retirement disclosures below are provided for the Significant Plans.

The following table summarizes the benefit obligations, change in Plan assets and components of net periodic pension expense for the Significant Plans as of the years ending December 31, 2016 and 2015:

	ICBC Plan		BSPR Plan		BCH Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$99,700	$109,422	$60,403	$65,359	$36,955	$39,909
Service cost	825	443	—	—	—	—
Interest cost	4,307	4,291	2,422	2,465	1,406	1,380
Actuarial loss/(gain)	932	(7,880)	98	(3,560)	416	(2,151)
Annuity payments	(5,235)	(6,576)	(2,502)	(3,861)	(1,860)	(2,183)
Projected benefit obligation at year end	$100,529	$99,700	$60,421	$60,403	$36,917	$36,955
Change in plan assets:
Fair value at beginning of year	$65,196	$73,356	$48,334	$51,956	$36,027	$38,057
Employer contributions	6,538	1,820	—	—	—	—
Actual return on plan assets	4,043	(3,404)	3,592	239	2,584	153
Annuity payments	(5,235)	(6,576)	(2,502)	(3,861)	(1,860)	(2,183)
Fair value at year end	$70,542	$65,196	$49,424	$48,334	$36,751	$36,027
Components of net periodic pension expense:
Service cost	$825	$443	$—	$—	$—	$—
Interest cost	4,307	4,291	2,422	2,465	1,406	1,380
Expected return on plan assets	(4,450)	(5,005)	(3,293)	(3,549)	(2,417)	(2,536)
Amortization of unrecognized actuarial loss	3,883	4,214	1,692	1,845	808	770
Net periodic pension expense	$4,565	$3,943	$821	$761	$(203)	$(386)

Service cost includes administrative expenses of the Significant Plans, which are paid from Plan assets. The Company expects to make contributions of $2.8 million to the Significant Plans in 2017.

The Company engages a third party actuarial firm to assist in the Company’s pension valuation process. The Company utilizes a discount rate that is based on the average yield for a population of Aa-graded bonds, specifically selecting the population of Aa-graded bonds within the 60-90th percentile. There have been no significant changes to the discount rate methodology used during 2016. The assumptions utilized to calculate the projected benefit obligations and net periodic pension expenses for the Significant Plans at December 31, 2016 and 2015 were:

	ICBC Plan		BSPR Plan		BCH Plan
	2016	2015	2016	2015	2016	2015
Discount rate	4.25%	4.50%	3.93%	4.14%	3.81%	3.98%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Salary increase rate	—%	—%	—%	—%	—%	—%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EMPLOYEE BENEFIT PLANS (continued)

The expected long-term rate of return on plan assets reflect the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligations. The selected rates consider the historical and expected future investment trends of the present and expected assets in the Significant Plans.

The following table sets forth the expected benefit payments to be paid in future years for the Significant Plans (in thousands):

	ICBC Plan	BSPR Plan	BCH Plan
2017	$5,301	$2,622	$3,514
2018	5,431	2,700	3,899
2019	5,463	2,764	3,090
2020	5,565	2,860	2,870
2021	5,601	2,958	2,789
2022-2026	28,436	16,802	12,444
Total	$55,797	$30,706	$28,606

Included in accumulated other comprehensive income at December 31, 2016 and 2015 were unrecognized actuarial losses of $90.6 million and $95.6 million that had not yet been recognized related to the Significant Plans. Gains and losses deferred in accumulated other comprehensive income are amortized in net periodic pension cost straight-line over the remaining life of the Significant Plans. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $6.3 million.

Pension plan assets are required to be reported and disclosed at fair value in the financial statements. See Note 1 for discussion about the Company’s fair value policy. In accordance with the ICBC Plan’s investment policy, the ICBC Plan’s assets were invested in the following allocation as of December 31, 2016:

December 31, 2016
ICBC Plan
Equity mutual funds	40.9%
Fixed income mutual funds	51.1%
Alternative investments (1)	8.0%

(1) Includes asset allocation funds and collective trusts

The shares of the underlying mutual funds are fair valued using quoted market prices in an active market, and therefore all of the assets were considered Level 1 within the fair value hierarchy as of December 31, 2016 and 2015. There have been no changes in the valuation methodologies used at December 31, 2016 and 2015.

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

The Company's asset allocation for the BSPR Plan and BCH Plan as of December 31, 2016, by asset category, are as follows:

	December 31, 2016
	BSPR Plan	BCH Plan
Equity securities	66.4%	64.7%
Debt securities	31.4%	32.5%
Other	2.2%	2.8%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. EMPLOYEE BENEFIT PLANS (continued)

The fair value of the assets of the Significant Plans as of December 31, 2016 and 2015, by asset category, are as follows (in thousands):

Asset Category	2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Cash	$237	$—	$—	$237
Mortgage-backed securities	—	1,218	—	1,218
U.S. corporate bonds	—	15,912	—	15,912
International corporate bonds	—	1,968	—	1,968
U.S. Treasury notes and bills	5,216	—	—	5,216
U.S. Municipal bonds	—	363	—	363
Interest-bearing deposits	1,178	—	—	1,178
Other assets	5,632	—	—	5,632

Total assets at fair value(1)	$12,263	$19,461	$—	$31,724

(1) Pension assets at December 31, 2016 includes $125.0 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation.

Asset Category	2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Cash	$176	$—	$—	$176
Mortgage-backed securities	—	1,273	—	1,273
U.S. corporate bonds	—	13,950	—	13,950
International corporate bonds	—	2,823	—	2,823
U.S. Treasury notes and bills	5,228	—	—	5,228
U.S. Municipal bonds	—	1,257	—	1,257
Interest-bearing deposits	1,820	—	—	1,820
Other assets	5,100	—	—	5,100

Total assets at fair value(1)	$12,324	$19,303	$—	$31,627

(1) Pension assets at December 31, 2015 includes $117.9 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE

General

A portion of the Company’s assets and liabilities are carried at fair value, including AFS investment securities and derivative instruments. In addition, the Company elects to account for its residential mortgages held for sale and a portion of its MSRs at fair value. Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include impairments for certain loans and foreclosed assets.

As of December 31, 2016, $18.3 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $225.3 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $16.8 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $1.2 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 6.5% of total assets measured at fair value and approximately 0.9% of total consolidated assets.

Fair value is defined in GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

•Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2016 and December 31, 2015.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$224,506	$1,632,351	$—	$1,856,857
ABS	—	396,157	814,567	1,210,724
Equity securities(1)	544	—	—	544
State and municipal securities	—	30	—	30
MBS	—	13,945,463	—	13,945,463
Total investment securities available-for-sale(1)	225,050	15,974,001	814,567	17,013,618
Trading securities	214	1,416	—	1,630
RICs held-for-investment	—	—	217,170	217,170
LHFS (2)	—	453,293	—	453,293
MSRs (3)	—	—	146,589	146,589
Derivatives:
Cash flow	—	45,681	—	45,681
Mortgage banking interest rate lock commitments	—	—	2,316	2,316
Mortgage banking forward sell commitments	—	8,575	2	8,577
Customer related	—	216,421	—	216,421
Foreign exchange	—	56,742	—	56,742
Mortgage servicing	—	838	—	838
Interest rate swap agreements	—	2,075	—	2,075
Interest rate cap agreements	—	76,387	—	76,387
Other	—	12,293	—	12,293
Total financial assets	$225,264	$16,847,722	$1,180,644	$18,253,630
Financial liabilities:
Derivatives:
Cash flow	$—	$59,812	$—	$59,812
Customer related	—	149,390	—	149,390
Total return swap	—	—	639	639
Foreign exchange	—	46,430	—	46,430
Mortgage servicing	—	1,635	—	1,635
Interest rate swaps	—	2,647	—	2,647
Option for interest rate cap	—	76,281	—	76,281
Total return settlement	—	—	30,618	30,618
Other	—	15,625	61	15,686
Total financial liabilities	$—	$351,820	$31,318	$383,138

(1) Investment securities available-for-sale disclosed on the Consolidated Balance Sheet at December 31, 2016 includes $10.6 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation.
(2) LHFS disclosed on the Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(3) The Company has total MSRs of $150.3 million as of December 31, 2016. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
	(in thousands)
Financial assets:
U.S. Treasury securities	$185,362	$3,826,233	$—	$4,011,595
Corporate debt	—	1,475,613	—	1,475,613
ABS	—	409,270	1,360,240	1,769,510
State and municipal securities	—	767,880	—	767,880
MBS	—	13,706,087	—	13,706,087
Total investment securities available-for-sale(1)	185,362	20,185,083	1,360,240	21,730,685
Trading securities	—	230	18	248
RICs held-for-investment	—	—	335,425	335,425
LHFS (2)	—	236,760	—	236,760
MSRs (3)	—	—	147,233	147,233
Derivatives:
Fair value	—	3,742	—	3,742
Cash flow	—	7,295	—	7,295
Mortgage banking interest rate lock commitments	—	—	2,540	2,540
Mortgage banking forward sell commitments	—	542	8	550
Customer related	—	278,993	—	278,993
Foreign exchange	—	53,994	—	53,994
Mortgage servicing	—	679	—	679
Interest rate swap agreements	—	1,176	—	1,176
Interest rate cap agreements	—	33,080	—	33,080
Other	—	11,136	10	11,146
Total financial assets	$185,362	$20,812,710	$1,845,474	$22,843,546
Financial liabilities:
Derivatives:
Fair value	$—	$2,098	$—	$2,098
Cash flow	—	23,047	—	23,047
Customer related	—	235,769	—	235,769
Total return swap	—	—	282	282
Foreign exchange	—	45,418	—	45,418
Mortgage servicing	—	3,502	—	3,502
Interest rate swaps	—	6,668	—	6,668
Option for interest rate cap	—	32,977	—	32,977
Total return settlement	—	—	53,432	53,432
Other	—	14,149	122	14,271
Total financial liabilities	$—	$363,628	$53,836	$417,464

(1) Investment securities available-for-sale disclosed on the Consolidated Balance Sheet at December 31, 2015 includes $10.5 million of equity securities that are not presented within this table in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation.
(2) LHFS disclosed on the Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(3) The Company had total MSRs of $151.5 million as of December 31, 2015. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2016
Impaired LHFI	$13,147	$244,986	$265,664	$523,797
Foreclosed assets	—	30,792	79,721	110,513
Vehicle inventory	—	257,659	—	257,659
LHFS	—	—	2,133,040	2,133,040
MSRs	—	—	10,287	10,287

December 31, 2015
Impaired LHFI	$—	$122,792	$214,659	$337,451
Foreclosed assets	—	27,574	78,085	105,659
Vehicle inventory	—	204,120	—	204,120
LHFS	—	—	2,040,813	2,040,813
Goodwill	—	—	1,019,960	1,019,960
Indefinite lived intangibles	—	—	18,000	18,000
MSRs	—	—	10,478	10,478

Valuation Processes and Techniques

Impaired LHFI represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $449.5 million and $305.6 million at December 31, 2016 and December 31, 2015, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

The Company's LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consist of personal, commercial, and RIC LHFS. The estimated fair value for these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

The estimated fair value of goodwill and intangible assets are valued using unobservable inputs and are classified as Level 3. Fair value is calculated using a DCF model. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 1 and Note 8 for a description of the Company's goodwill valuation methodology.

A portion of the Company's MSRs are measured at fair value on a nonrecurring basis. These MSRs are priced internally using a DCF model. The DCF model incorporates assumptions that market participants would use in estimating future net servicing income, including portfolio characteristics, prepayments assumptions, discount rates, delinquency and foreclosure rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to the unobservable nature of certain valuation inputs, these MSRs are classified as Level 3.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Year Ended December 31,
		2016	2015	2014
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$(99,082)	$(30,287)	$(59,278)
Foreclosed assets	Miscellaneous income(1)	(8,339)	(8,001)	(7,764)
Loans held for sale	Provision for credit losses	—	(323,514)	—
	Miscellaneous income(1)	(424,121)	(243,047)	(812)
Goodwill impairment	Impairment of goodwill(2)	—	(4,507,095)	—
Indefinite lived intangibles	Amortization of intangibles	—	(3,500)	(28,500)
Mortgage servicing rights	Mortgage banking income, net	503	1,505	2,741
		$(531,039)	$(5,113,939)	$(93,613)

(1) These amounts reduce Miscellaneous income.
(2) In the year ended December 31, 2015, goodwill totaling $5.5 billion was written down to its implied fair value of $1.0 billion, resulting in a goodwill impairment charge of $4.5 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the years ended December 31, 2016 and 2015, respectively, for those assets and liabilities measured at fair value on a recurring basis.

Year Ended December 31, 2016
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$335,425	$147,233	$(51,278)	$1,791,620
Gains in other comprehensive income	8,779	—	—	—	8,779
Gains/(losses) in earnings	—	98,494	3,887	(5,295)	97,086
Additions/Issuances	509,006	36,623	20,256	—	565,885
Settlements(1)	(1,063,458)	(253,372)	(24,787)	27,573	(1,314,044)
Balance, December 31, 2016	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2016	$—	$98,494	$3,887	$(5,071)	$97,310

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

Year Ended December 31, 2015
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$(46,168)	$2,212,433
Losses in other comprehensive income	(8,392)	—	—	—	(8,392)
Gains/(losses) in earnings	—	254,744	3,948	(11,940)	246,752
Additions/Issuances	1,207,466	6,770	22,964	—	1,237,200
Settlements(1)	(1,106,477)	(772,000)	(24,726)	6,830	(1,896,373)
Balance, December 31, 2015	$1,360,240	$335,425	$147,233	$(51,278)	$1,791,620
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2015	$—	$254,744	$3,948	$(11,417)	$247,275

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair values. Trading securities and certain of the Company's U.S. Treasury securities are valued utilizing observable market quotes. The Company obtains vendor trading platform data (actual prices) from a number of live data sources, including active market makers and interdealer brokers. These certain investment securities are, therefore, classified as Level 1.

Actively traded quoted market prices for the majority of the investment securities available-for-sale, such as U.S. Treasury and government agency securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

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

Equity securities of $10.6 million, which are comprised primarily of shares of registered mutual funds, are priced using net asset value per share practical expedient, which is validated with a sufficient level of observable activity. In accordance with the implementation of ASU 2015-07, these equity securities are not presented within the fair value hierarchy. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation. The remainder of the Company's equity securities are valued at quoted market prices and are, therefore, classified as Level 1.

Gains and losses on investments are recognized in the Consolidated Statements of Operations through Net gain on sale of investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

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

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans as well as the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, and are not significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. Gains and losses on residential mortgage LHFS are recognized in the Consolidated Statements of Operations through Miscellaneous income. See further discussion below in the section captioned "FVO for Financial Assets and Financial Liabilities."

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.8 million and $9.4 million, respectively, at December 31, 2016.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.9 million and $9.7 million, respectively, at December 31, 2016.

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

Gains and losses related to derivatives affect various line items in the Consolidated Statements of Operations. See Note 14 for a discussion of derivatives activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
ABS
Financing bonds	$764,196	Discounted Cash Flow	Discount Rate (1)	1.42% - 2.69% (1.82%)
Sale-leaseback securities	$50,371	Consensus Pricing (2)	Offered quotes (3)	128.27%
RICs held-for-investment	$217,170	Discounted Cash Flow	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (9.99%)
			Recovery Rate (6)	25.00% - 43.00% (28.78%)
MSRs	$146,589	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.29% - 38.80% (9.36%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,316	Discounted Cash Flow	Pull through percentage (9)	78.71%
			MSR value (10)	0.73% - 1.03% (0.95%)
Financial Liabilities:
Total return settlement	$30,618	Discounted Cash Flow	Discount Rate (4)	6.50%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$10,035,859	$10,035,859	$10,035,859	$—	$—
Available-for-sale investment securities(1)	17,013,618	17,013,618	225,050	15,974,001	814,567
Held to maturity investment securities	1,658,644	1,635,413	—	1,635,413	—
Trading securities	1,630	1,630	214	1,416	—
LHFI, net	82,005,321	81,955,122	13,147	244,986	81,696,989
LHFS	2,586,308	2,586,333	—	453,293	2,133,040
Restricted cash	3,016,948	3,016,948	3,016,948	—	—
MSRs(2)	150,343	156,876	—	—	156,876
Derivatives	421,330	421,330	—	419,012	2,318

Financial liabilities:
Deposits	67,240,690	67,141,041	58,067,792	9,073,249	—
Borrowings and other debt obligations	43,524,445	43,770,267	830	26,132,197	17,637,240
Derivatives	383,138	383,138	—	351,820	31,318

	December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$9,447,007	$9,447,007	$9,447,007	$—	$—
Available-for-sale investment securities(1)	21,730,685	21,730,685	185,362	20,185,083	1,360,240
Trading securities	248	248	—	230	18
LHFI, net	83,779,641	83,419,422	—	122,792	83,296,630
LHFS	3,190,067	3,202,397	—	236,760	2,965,637
Restricted cash	2,630,508	2,630,508	2,630,508	—	—
MSRs(2)	151,490	157,711	—	—	157,711
Derivatives	393,195	393,195	—	390,637	2,558

Financial liabilities:
Deposits	65,583,428	65,585,248	55,940,059	9,645,189	—
Borrowings and other debt obligations	49,828,582	50,037,708	1,445	40,833,484	9,202,779
Derivatives	417,464	417,464	—	363,628	53,836

(1) Investment securities available-for-sale disclosed on the Consolidated Balance Sheet at December 31, 2016 and December 31, 2015 includes $10.6 million and $10.5 million, respectively, of equity securities that are not presented within these tables in accordance with the adoption of ASU 2015-07. Refer to Note 1 to the Consolidated Financial Statements for additional details related to this ASU implementation.
(2) The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.

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

As of December 31, 2016 and December 31, 2015, the Company had $3.0 billion and $2.6 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Held-to-maturity investment securities

Investment securities held-to-maturity are recorded at amortized cost and are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

LHFI, net

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

NOTE 18. FAIR VALUE (continued)

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

NOTE 18. FAIR VALUE (continued)

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value as of December 31, 2016 and December 31, 2015.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
December 31, 2016
LHFS(1)	$453,293	$459,378	$(6,085)
Nonaccrual loans	—	—	—
RICs held-for-investment	$217,170	$279,004	$(61,834)
Nonaccrual loans	27,731	39,390	(11,659)

December 31, 2015
LHFS(1)	$236,760	$234,313	$2,447
Nonaccrual loans	—	—	—
RICs held-for-investment	$335,425	$433,854	$(98,429)
Nonaccrual loans	44,996	70,890	(25,894)

(1) LHFS disclosed on the Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value that are not presented within this table.

Interest income on the Company’s LHFS and RICs held for investment is recognized when earned based on their respective contractual rates in Interest income on loans in the Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due for LHFS and more than 60 days past due for RICs held for investment.

Residential MSRs

The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $146.6 million and $147.2 million at December 31, 2016 and 2015, respectively. Changes in fair value totaling gains of $3.9 million were recorded in Mortgage banking income, net in the Consolidated Statements of Operations for both years ended December 31, 2016 and 2015.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 14 to these Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$28,889,904	$32,114,672
Unsecured revolving lines of credit	30,547	33,586
Letters of credit	2,071,089	2,154,696
Recourse exposure on sold loans	69,877	70,394
Commitments to sell loans	49,121	56,982
Total commitments	$31,110,538	$34,430,330

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

Included within the reported balances for Commitments to extend credit at December 31, 2016 are $6.3 billion of commitments that can be canceled by the Company without notice.

During the year ended December 31, 2016, SBNA transferred $6.5 billion of unfunded commitments to extend credit to an unconsolidated related party for a loss on sale of $1.6 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	December 31, 2016	December 31, 2015
	(in thousands)
1 year or less	$5,656,552	$7,176,748
Over 1 year to 3 years	5,265,685	5,260,636
Over 3 years to 5 years	4,680,057	12,136,625
Over 5 years (1)	13,287,610	7,540,663
Total	$28,889,904	$32,114,672

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2016 is 12.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2016 was $2.1 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments and were immaterial to the Company’s financial statements at December 31, 2016. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of December 31, 2016 and 2015, the liability related to these letters of credit was $8.1 million and $30.0 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at December 31, 2016 and 2015 were lines of credit outstanding of $114.4 million and $119.0 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	December 31, 2016	December 31, 2015
	(in thousands)
1 year or less	$1,360,495	$1,445,048
Over 1 year to 3 years	399,866	380,656
Over 3 years to 5 years	283,975	304,112
Over 5 years	26,753	24,880
Total	$2,071,089	$2,154,696

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $341.7 million as of December 31, 2016 and $552.1 million as of December 31, 2015. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of December 31, 2016 and $34.4 million as of December 31, 2015, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2016 and 2015, the Company had $3.8 million and $6.8 million, respectively, of reserves classified in Accrued expenses and payables on the Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans it has purchased, when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 14).

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer’s established credit limit. At December 31, 2016, there was an outstanding balance of $2.5 million and a committed amount of $2.9 million.

Under terms of agreements with LendingClub, SC was previously committed to purchase, at a minimum, the lesser of $30 million per month or 50% of the lending platform company's aggregate "near-prime" (as that term is defined in the agreements) originations. This commitment could be reduced or canceled with 90 days' notice. On October 9, 2015, SC sent a notice of termination to LendingClub, and, accordingly, ceased originations on this platform on January 7, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2016 and 2015, SC was obligated to purchase $12.6 million and $12.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2016, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $10.1 million and $12.1 million at December 31, 2016 and December 31, 2015, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates at December 31, 2016. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to our and SC's business financial condition and results of operations.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC is committed to sell up to a specified amount of eligible loans to the bank each month. On July 27, 2016, SC and Bank of America amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to $300.0 million. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP, which increased the servicing fee SC receives. SC and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600.0 million and a minimum of $250.0 million per quarter to a maximum of $200.0 million and a minimum of $50.0 million per quarter, as may be adjusted according to the agreement. In January 2016, SC executed a further amendment to the servicing agreement with CBP which decreased the servicing fee SC receives on loans sold to CBP by SC under the flow agreement. On February 13, 2017, SC and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017.

As of December 31, 2016, SC is party to a forward flow asset sale agreement with a third party under terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200.0 million in proceeds. On June 29, 2015, SC and the third party executed an amendment to the forward flow asset sale agreement which increased the committed sales of charged off loan receivables in bankruptcy status to $275.0 million. On September 30, 2015, SC and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly.

On November 13, 2015, SC and the third party executed a third amendment to the forward flow asset sale agreement which increased the committed sales of charged off loan receivables in bankruptcy status to $350.0 million. However, any sale more than $275.0 million is subject to a market price check. As of December 31, 2016 and 2015, the remaining aggregate commitment was $166.2 million and $200.7 million, respectively.

In connection with the bulk sales of Chrysler Capital leases to a third party, SC is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold.

Pursuant to the terms of a separation agreement among SC`s former CEO Thomas G. Dundon, SC, DDFS LLC, the Company and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, SC will owe Mr. Dundon a cash payment of up to $115.1 million.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Legal and Regulatory Proceedings

Periodically, the Company is party to, or otherwise involved in, various lawsuits, regulatory matters and other legal proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such lawsuit, regulatory matter and legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter. Accordingly, except as provided below, the Company is unable to reasonably estimate its potential exposure, if any, to these lawsuits, regulatory matters and other legal proceedings at this time. However, it is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates and any adverse resolution of any of these matters against it could have a material adverse effect on the Company's financial position, liquidity, and results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of December 31, 2016, the Company has accrued aggregate legal and regulatory liabilities of$98.8 million.

Other Regulatory and Governmental Proceedings

OCC Identity Theft Protection Product ("SIP") Matter

In 2014, the Bank commenced discussions with the OCC to address concerns that some customers may have paid for but did not receive certain benefits of SIP, an identity theft protection product from the Bank's third-party vendor. In response to those concerns, as of December 31, 2016, the Bank made $37.3 million in total remediation payments to customers. Notwithstanding those payments, on March 26, 2015, the Bank entered into a Consent Cease and Desist Order ("SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. As indicated above, as of the end of 2014, all customers had been mailed a refund representing the amount paid for product enrollment.

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation was $5.2 million. On June 26, 2015, the Bank sent its formal response to the SIP Consent Order and on October 15, 2015, the OCC responded objecting to the Bank's response and proposed reimbursement and action plans. On December 14, 2015, the Bank re-submitted a revised response and enhanced reimbursement and action plans and on December 21, 2015 received a notice of non-objection from the OCC. Since that time, the actions and remediation set forth in the action plans are underway as is ongoing quarterly reporting to the OCC. The OCC advised that it will conduct an on-site visit in Q1 2017 to follow up on the Bank's commitments in the updated action plan.

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand ("CID") from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions through a third party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding the Bank’s overdraft coverage practices for ATM and onetime debit card transactions. Pursuant to the terms of the consent order, the Bank paid a civil monetary penalty of $10.0 million and agreed to validate the overdraft coverage elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions as a result of telemarketing by the third party vendor. The Bank is also required to make certain changes to its third party vendor oversight policy and its customer complaint policy. The Bank is working to meet the consent order requirements. However, it is possible that additional regulatory action could be taken and/or litigation filed as a result of these issues.  The OCC has advised that it will conduct a targeted examination of the Bank’s overdraft program and products in March 2017 to ensure that the issues identified by the CFPB have been rectified and to determine whether additional remediation to customers is necessary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

FIRREA Subpeona

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by the Federal Housing Agency, the FNMA or the FHLMC. The Bank continues to cooperate with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter. There is insufficient information/status to assess a likelihood of fines/penalties or other loss and/or estimates at this time.

SC Matters

Periodically, SC is party to, or otherwise involved in, various lawsuits, regulatory matters and other legal proceedings that arise in the ordinary course of business.

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

Both the Deka Lawsuit and the Kumar Lawsuit were brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO on behalf of a class consisting of those who purchased or otherwise acquired SC's securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The amended class action complaint in the Deka Lawsuit alleges that that SC's registration statement and prospectus and certain subsequent public disclosures contained misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, SC and the individual defendants moved to dismiss the amended class action complaint and on June 13, 2016, the motion to dismiss was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes and, on February 17, 2017, SC filed an opposition to the plaintiffs' motion to certify the proposed classes.

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

On March 18, 2016, a purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the Parmelee Lawsuit). On April 4, 2016, another purported securities class action lawsuit was filed in the United States District Court, Northern District of Texas, captioned Benson v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-919 (the Benson Lawsuit). Both the Parmelee Lawsuit and the Benson Lawsuit were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC's securities between February 3, 2015 and March 15, 2016. On May 25, 2016, the Benson Lawsuit was consolidated into the Parmelee Lawsuit, with the consolidated case captioned as Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. On December 20, 2016, the plaintiffs filed an amended class action complaint.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The amended class action complaint in the Parmelee Lawsuit alleges that SC made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and correction of such allowance for prior periods in, among other public disclosures, SC’s Annual Report on Form 10-K for the year ended December 31, 2015, SC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and SC’s amended filings for prior reporting periods. The amended class action complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief.

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

SC is also party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act (the “ECOA”), the Fair Debt Collection Practices Act, Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

Further, SC is party to, or is periodically otherwise involved in reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies. Currently, such proceedings include, but are not limited to, a civil subpoena from the DOJ, under FIRREA, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2013.

In October 2014, May 2015, and July 2015 SC received subpoenas and/or civil investigative demands (“CIDs") from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states will serve as an executive committee on behalf of a group of 28 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC's underwriting and securitization of nonprime auto loans. SC believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. SC is cooperating with the Attorneys General of the states involved. We believe that it is reasonably possible SC will suffer a loss related to the Attorneys General; however, any such loss is not currently estimable.

In August and September 2014, the Company also received civil subpoenas and/or CIDs from the Attorneys General of Massachusetts and Delaware under the authority of each state’s consumer protection statutes requesting information and the production of documents related to our underwriting and securitizations of nonprime auto loans. SC is complying with the requests for information and document preservation and continues to discuss these matters and the potential resolution thereof, with the Massachusetts and Delaware Attorneys General.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55 thousand, as well as at least $9.4 million to affected servicemembers consisting of $10 thousand per servicemember plus compensation for any lost equity (with interest) for each repossession by SC, and $5 thousand per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of the Company’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

On January 10, 2017, the Mississippi AG filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief.

On November 4, 2015, SC entered into an Assurance of Discontinuance ("AOD") with the Office of the Attorney General of the Commonwealth of Massachusetts. The Massachusetts Attorney General alleged that SC violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of guaranteed auto protection ("GAP") charges in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay $150 thousand to the Massachusetts Attorney General to reimburse its costs of implementing the AOD.

On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the ECOA regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that , based on the referral from the CFPB, it has initiated an investigation under the ECOA of SC's pricing of automobile loans.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of December 31, 2016, SSLLC has received 186 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statement of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There are 132 claims that remain pending.

Puerto Rico Closed-End Funds Shareholder Derivative and Class Action

On September 12, 2016 customers of certain Puerto Rico closed-end funds (“CEFs”) filed a shareholder derivative and class action in the Court of First Instance of the Commonwealth of Puerto Rico, Superior Court of San Juan, captioned Dionisio Trigo González et al. v. Banco Santander, S.A. et al., Civil No. 2016-0857. Customers filed this action against Santander, Santander BanCorp, Banco Santander Puerto Rico, SSLLC, Santander Asset Management, LLC, and several directors and senior management of those entities. The complaint alleges misconduct including that the entities and individuals created, controlled, managed, and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto-Rico based investors, the complaint contains numerous allegations and seeks unspecified damages but alleges damages to be at least tens of millions of dollars.

SHUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of these lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2016, are summarized as follows:

	AT DECEMBER 31, 2016
	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
	(in thousands)
2017	$132,903	$(7,562)	$125,341
2018	116,730	(5,193)	111,537
2019	102,447	(3,996)	98,451
2020	78,790	(2,452)	76,338
2021	70,279	(932)	69,347
Thereafter	231,081	(4,871)	226,210
Total	$732,230	$(25,006)	$707,224

The Company recorded rental expense of $143.9 million, $155.4 million and $138.3 million, net of $8.1 million, $9.4 million and $10.4 million of sublease income, in 2016, 2015 and 2014, respectively, in Occupancy and equipment expenses in the Consolidated Statement of Operations.

NOTE 20. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the common equity tier 1 ("CET1") capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the Total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the Total capital ratio, and 5.0% for the Leverage ratio. At December 31, 2016 and 2015, the Company met the well-capitalized capital ratio requirements.

As a BHC, SHUSA is required to maintain a CET1 capital ratio of at least 4.5%, Tier 1 capital ratio of at least 6%, total capital ratio of at least 8%, and Leverage ratio of at least 4%. The Company’s capital levels exceeded the ratios required for BHCs. The Company's ability to make capital distributions will depend on the Federal Reserve's accepting the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Company's capital status, as well as other supervisory factors.

The DFA mandates an enhanced supervisory framework, which, among other things, means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

The Company is also required to receive a notice of non-objection to its capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. REGULATORY MATTERS (continued)

For a discussion of Basel III and the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section of the MD&A captioned Regulatory Matters.

The FDIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends on its capital levels in relation to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

Federal banking laws, regulations and policies also limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank’s capital ratios. There were no dividends declared or paid in 2016 or 2015. The Bank had no returns of capital in 2016 or 2015.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2016 and 2015:

	REGULATORY CAPITAL
	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
	($ in thousands)
Santander Bank at December 31, 2016(1):
Regulatory capital	$10,005,701	$10,005,701	$10,759,357	$10,005,701
Capital ratio	16.17%	16.17%	17.39%	12.34%
SHUSA at December 31, 2016(1):
Regulatory capital	$15,136,250	$16,843,576	$18,774,836	$16,843,576
Capital ratio	14.51%	16.14%	18.00%	12.52%

	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
Santander Bank at December 31, 2015(1):
Regulatory capital	$9,857,655	$9,857,655	$10,775,851	$9,857,655
Capital ratio	13.81%	13.81%	15.09%	11.46%
SHUSA at December 31, 2015(1)(2):
Regulatory capital	$12,976,866	$14,676,251	$16,656,648	$14,676,251
Capital ratio	11.97%	13.54%	15.37%	11.58%

(1) Represents transitional ratios under Basel III
(2) Capital ratios as of December 31, 2015 have not been re-cast for the consolidation of IHC entities as regulatory filings are only impacted prospectively.

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

See Note 11 to the Consolidated Financial Statements for a description of the various debt agreements SHUSA has with Santander.

In March 2010, the Company issued a $750.0 million subordinated note to Santander, which was scheduled to mature in March 2020. This subordinated note bore interest at 5.75% until March 2015. SHUSA paid Santander $6.1 million in interest in 2014. This note was converted to common stock in February 2014. See Note 12 to the Consolidated Financial Statements.

The Company has $6.1 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 2.0% of the outstanding principal of these securities as of December 31, 2016.

SBNA has entered into derivative agreements with Santander and Abbey National Treasury Services plc, a subsidiary of Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. These contracts had notional values of $2.5 billion and $2.1 billion, respectively, as of December 31, 2016, compared to $3.8 billion and $2.3 billion, respectively, as of December 31, 2015.

In the normal course of business, the SBNA provides letters of credit and standby letters of credit to affiliates. During the year ended December 31, 2016, the average unfunded balance outstanding under these commitments was $46.5 million.

During the year ended December 31, 2016, the Company paid $6.1 million in rental payments to Santander, compared to $8.1 million in 2015 and $8.4 million in 2014.

In the ordinary course of business, we may provide loans to our executive officers and, directors also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company and the Bank, including the Company's executive officers, are priced at up to a 0.25% discount to market in 2016 and 1.00% in 2015 and require no application fee, but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company or the Bank. The outstanding balance of these loans was $2.1 million and $4.7 million at December 31, 2016 and December 31, 2015, respectively.

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in 2016 in the amount of $3.6 million, $3.8 million in 2015 and $4.0 million in 2014. There were no payables in connection with this agreement for the years ended December 31, 2016 and 2015. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2016 in the amount of $15.1 million, $9.8 million in 2015 and $13.4 million in 2014. In addition, as of December 31, 2016 and 2015, the Company had payables with Geoban, S.A. in the amounts of $2.1 million and $10.5 million, respectively. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in 2016 in the amount of $91.7 million, $101.6 million in 2015 and $116.7 million in 2014. In addition, as of December 31, 2016 and December 31, 2015, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $17.9 million and $13.0 million, respectively. The fees related to this agreement are capitalized in Premises and equipment on the Consolidated Balance Sheets.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the amount of $123.4 million in 2016, $119.1 million in 2015 and $95.0 million in 2014. In addition, as of December 31, 2016 and December 31, 2015, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $8.9 million and $10.8 million, respectively. The fees related to this agreement are recorded in Occupancy and equipment expenses and Technology expense in the Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $1.8 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2016, and $1.6 million and $1.1 million in 2015 and 2014, respectively. There were no payables in connection with this agreement in 2016 or 2015. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
SGF, a Santander affiliate, is under contracts with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF, and (ii) property management and related services. In 2016, fees in the amount of $0.0 million (immaterial) were paid to SGF with respect to this agreement, compared to $8.5 million in 2015 and $13.2 million in 2014. There were no payables in connection with this agreement in 2016 or 2015. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Santander and its affiliate Santander Consumer Finance, S.A. have entered into a trademark license agreement with SHUSA. The agreement is a non-exclusive, non-transferable royalty-free license under which SHUSA and its subsidiaries may use Santander’s corporate-owned trademarks in the United States.

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

•
SC has a $3.0 billion committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2016 , December 31, 2015 and December 31, 2014, SC incurred interest expense, including unused fees of $69.9 million, $96.8 million and $92.2 million. As of December 31, 2016 and 2015, SC had accrued interest payable of $6.3 million and $6.0 million, respectively. In August 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of $6.4 million for the year ended December 31, 2016 and $2.3 million for the year ended December 31, 2015. As of December 31, 2016 and 2015, SC had $1.6 million and $2.3 million of fees payable to Santander under this arrangement.

•
SC has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $7.3 billion and $13.7 billion at December 31, 2016 and 2015, respectively, which are included in Note 14 of these Consolidated Financial Statements.

•
During 2014, and until May 9, 2015, SC entered into a flow agreement with SBNA under which SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by SBNA for SC’s own portfolio. SC provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. All fees and expenses associated with this agreement between SBNA and SC eliminate in consolidation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
SC is party to a master service agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. Under terms of the MSA, SC originated personal revolving loans of $0.0 million, $23.5 million and $17.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2015, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. Effective August 17, 2016, SC ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, Mr. Dundon became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

As of December 31, 2016, SC has not made any payments to Mr. Dundon arising from or pursuant to the terms of the separation agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.
The Company entered into a separation agreement with Mr. Dundon, DDFS, and Santander related to his departure from SC. Pursuant to the separation agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS ("the DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014 (the "Shareholders Agreement"). Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS Shares, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS and Santander (the "Loan Agreement"). In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan, which as of December 31, 2015, had an unpaid principal balance of approximately $290.0 million. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS LLC are pledged as collateral under a related pledge agreement. Because the Call Transaction was not consummated prior to the Call End Date, DDFS LLC is free to transfer any or all shares of Company Common Stock it owns, subject to the terms and conditions of the Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander (the Loan Agreement). The Loan Agreement provides for a $300.0 million revolving loan which as of December 31, 2016 and 2015 had an unpaid principal balance of approximately $290.0 million and $290.0 million, respectively. Pursuant to the Loan Agreement, 29,598,506 shares of SC common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the "Pledge Agreement"). The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $928.3 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Pursuant to the Loan Agreement, if at any time the value of SC Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the Loan Agreement, DDFS has an obligation to either (a) repay a portion of the outstanding principal amount such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of SC Common Stock such that the value of the additional shares of SC Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the Loan Agreement, and DDFS has not taken any of the collateral posting actions described in clauses (a) or (b) above. If Santander declares the borrower’s obligations under the Loan Agreement due and payable as a result of an event of default (including with respect to the collateral posting obligations described above), under the terms of the Loan Agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the right to consummate the Call Transaction at the price specified in the Shareholders Agreement. If the borrower fails to pay its obligations under the Loan Agreement when due, including because of Santander’s declaration of such obligations as due and payable as a result of an event of default, a higher default interest rate will apply to such overdue amounts.
In connection with, and pursuant to, the separation agreement, on July 2, 2015, DDFS LLC and Santander entered into an amendment to the Loan Agreement and an amendment to the Pledge Agreement that provide, among other things, that the outstanding balance under the Loan Agreement will become due and payable upon the consummation of the Call Transaction and that the amount otherwise payable to DDFS under the Call Transaction will be reduced by the amount outstanding under the Loan Agreement, including principal, interest and fees, and further that any net cash proceeds received by DDFS on account of sales of SC Common Stock after the Call End Date are applied to the outstanding balance under the Loan Agreement.
On August 31, 2016, Mr. Dundon, DDFS LLC, SC, Santander and SHUSA entered into a Second Amendment to the Separation Agreement, and Mr. Dundon, DDFS LLC, Santander and SHUSA entered into a Third Amendment to the Shareholders Agreement, whereby the price per share to be paid to DDFS LLC in connection with the Call Transaction was reduced from $26.83 to $26.17, the arithmetic mean of the daily volume-weighted average price for a share of SC common stock for each of the ten consecutive complete trading days immediately prior to July 2, 2015, the date on which the call option was exercised.

•
SC paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate. For the years ended December 31, 2015 and December 31, 2014, the Company paid $0.4 million and $0.6 million, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5,800 per hour in both years.

•
As of December 31, 2016, Jason Kulas, SC's current CEO, Mr. Dundon, and a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which SC leases 373,000 square feet as its corporate headquarters. Under the rental agreement, SC was not required to pay base rent until February 2015. During the year ended December 31, 2016, 2015 and 2014 SC paid $4.9 million, $4.6 million and $5.5 million, respectively, in lease payments on this property. Future minimum lease payments over the 12-year term of the lease, which extends through 2026, total $69.0 million.

•
SC is party to certain agreements with Bluestem whereby the SC is committed to purchase receivables originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. Bluestem is owned by Capmark, a company in which affiliates of Centerbridge own an interest. Centerbridge decreased its ownership in SC from approximately 1% as of January 1, 2015, to zero as of September 30, 2015. Further, an individual that was a member of SC's Board until July 15, 2015, is a member of Centerbridge management and also serves on the board of directors of Capmark. During the year ended December 31, 2015, but only through the date these individuals last were considered related parties (July 15, 2015), SC advanced $442.3 million, respectively, to the retailer, and received $575.2 million, respectively, in payments on receivables originated under its agreements with the retailer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
At December 31, 2014, SC had tax indemnification payments receivable of $5.5 million representing reimbursement of tax indemnification payments made to the original equity investors in two investment partnerships now owned by SC. One of the equity investors, Centerbridge, also was an investor in SC until February 2015, and both investors had representation on SC's board until July 15, 2015. These payments are expected to be recovered through tax refunds passed through to SC as the original investors recognize tax losses related to the investments. SC also paid expenses totaling zero, zero, and $37 thousand for the years ended December 31, 2016, 2015, and 2014, respectively, on behalf of the former managing member of the investment partnerships. The former managing member was an investor in Auto Finance Holdings.

Entities that transferred to the IHC have entered into or were subject to various agreements with Santander or affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2016, BSI had short-term borrowings from unconsolidated affiliates of $278.2 million compared to $700.5 million as of December 31, 2015. As of December 31, 2016, BSI had no standby letters of credit issued to affiliated entities compared to $148.9 million as of December 31, 2015. BSI had cash and cash equivalents deposited with affiliates of $28.0 million and $366.8 million as of December 31, 2016 and December 31, 2015, respectively. BSI has foreign exchange rate forward contracts with affiliated companies as counterparties with notional amounts of approximately $1.8 billion and $3.4 billion as of December 31, 2016 and December 31, 2015, respectively.

•
BSPR had deposits from related parties. The balances as of December 31, 2016 and December 31, 2015 were primarily comprised of deposits with Santander of $275.0 million in both years, and Santander Financial Services of $236.2 million and $111.7 million, respectively. Additionally, BSPR had a loan receivable with Santander Financial Services of $385.0 million as of both December 31, 2016 and December 31, 2015.

•
SIS enters into transactions with affiliated entities in the ordinary course of business. The Company executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers (due to Santander) at December 31, 2016 was $929.1 million as compared to $907.4 million at December 31, 2015. During 2016, SIS entered into a revolving subordinated loan agreement with Santander not to exceed $290.0 million in aggregate, with a maturity date of June 8, 2018. The company borrowed under the revolver several times, and all amounts were repaid as of December 31, 2016. During 2015, SIS entered into a revolving subordinated loan agreement with Santander not to exceed $290.0 million in aggregate, with a maturity date of June 8, 2017. The company borrowed under the revolver several times, and all amounts were repaid as of December 31, 2015. SIS has related party revenue from Investment Advisory and Service Fees of $35.7 million, $22.0 million and $17.9 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 , respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2016	2015
	(in thousands)
Assets
Cash and cash equivalents	$2,812,067	$3,169,366
Available-for-sale investment securities	990,860	—
Loans to non-bank subsidiaries	300,000	300,000
Investment in subsidiaries:
Bank subsidiary	11,046,366	10,947,076
Non-bank subsidiaries	8,715,397	8,202,597
Premises and equipment, net	94,587	57,622
Equity method investments	22,185	22,981
Restricted cash	74,023	73,060
Deferred tax assets, net	37,087	—
Other assets	278,474	254,839
Total assets	$24,371,046	$23,027,541
Liabilities and stockholder's equity
Borrowings and other debt obligations	$4,418,516	$3,294,976
Borrowings from non-bank subsidiaries	141,154	140,144
Deferred tax liabilities, net	—	57,620
Other liabilities	189,493	132,671
Total liabilities	4,749,163	3,625,411
Stockholder's equity	19,621,883	19,402,130
Total liabilities and stockholder's equity	$24,371,046	$23,027,541

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2016	2015	2014 (1)
	(in thousands)
Dividends from non-bank subsidiaries	$—	$—	$31,649
Interest income	12,350	7,439	4,987
Income from equity method investments	185	262	24,804
Gain on Change in Control	—	—	2,417,563
Other income	34,213	2,688	2,049
Total income	46,748	10,389	2,481,052
Interest expense	155,256	108,811	70,816
Other expense	361,229	287,650	142,681
Total expense	516,485	396,461	213,497
(Loss)/income before income taxes and equity in earnings of subsidiaries	(469,737)	(386,072)	2,267,555
Income tax (benefit)/provision	(121,840)	(1,062,338)	884,110
(Loss)/income before equity in earnings of subsidiaries	(347,897)	676,266	1,383,445
Equity in undistributed earnings / (deficits) of:
Bank subsidiary	230,017	266,072	459,065
Non-bank subsidiaries	480,764	(2,344,055)	726,937
Net income/(loss)	362,884	(1,401,717)	2,569,447
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	9,856	(2,321)	25,163
Net unrealized (losses)/gains recognized on investment securities	(34,812)	(44,102)	148,916
Amortization of defined benefit plans	2,278	4,160	(24,452)
Total other comprehensive (loss)/income	(22,678)	(42,263)	149,627
Comprehensive income/(loss)	$340,206	$(1,443,980)	$2,719,074

(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2016	2015	2014 (1)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$362,884	$(1,401,717)	$2,569,447
Adjustments to reconcile net income to net cash (paid in)/provided by operating activities:
Gain on SC Change in Control	—	—	(2,280,027)
Net gain on sale of SC shares	—	—	(137,536)
Deferred tax (expense)/benefit	(94,551)	(1,085,642)	1,033,824
Undistributed (earnings)/deficit of:
Bank subsidiary	(230,017)	(266,072)	(459,065)
Non-bank subsidiaries	(480,764)	2,344,055	(726,937)
Stock based compensation expense	395	25	(15)
Remittance to Santander for stock based compensation	—	—	(1,947)
Equity earnings from equity method investments	(185)	(262)	(24,804)
Depreciation, amortization and accretion	24,201	6,457	(5,339)
Net change in other assets and other liabilities	11,484	36,478	(11,713)
Net cash (paid in) / provided by operating activities	(406,553)	(366,678)	(44,112)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayments and maturities of available-for-sale investment securities	2,000,000	—	—
Purchases of available-for-sale investment securities	(2,990,800)	—	—
Net capital returned from/(contributed to) subsidiaries	45,616	5,734	154,204
Net change in restricted cash	(963)	8,959	(82,019)
Net (increase)/decrease in loans to subsidiaries	—	—	(300,000)
Proceeds from sale of SC shares	—	—	320,145
Proceeds from the sales of equity method investments	—	14,947	—
Purchases of premises and equipment	(33,762)	(58,524)	—
Net cash (used in) / provided by investing activities	(979,909)	(28,884)	92,330
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of parent company debt obligations	(1,976,037)	(600,000)	—
Net proceeds received from parent company senior notes and senior credit facility	3,094,249	2,085,205	—
Net change in borrowings	1,010	960	6,906
Dividends to preferred stockholders	(15,128)	(21,162)	(21,163)
Net proceeds from the issuance of common stock	—	—	1,771,000
Impact of SC stock option activity	69	(67)	—
Redemption of preferred stock	(75,000)	—	—
Net cash provided by / (used in) financing activities	1,029,163	1,464,936	1,756,743
Net (decrease)/increase in cash and cash equivalents	(357,299)	1,069,374	1,804,961
Cash and cash equivalents at beginning of period	3,169,366	2,099,992	295,031
Cash and cash equivalents at end of period	$2,812,067	$3,169,366	$2,099,992

NON-CASH TRANSACTIONS
Capital expenditures in accounts payable	$25,027	$—	$—
Capital distribution to shareholder	30,789	—	—
(1) Reflects the impact of the Change in Control and 11 months of activity of SC as a consolidated subsidiary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. During 2016, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•
The small business banking, commercial business banking, and auto leasing lines of business formerly included in the Auto Finance and Business Banking reportable segment, were combined with the Consumer and Business Banking reportable segment.

•	The auto leasing line of business formerly included in the Consumer and Business Banking reportable segment was moved to Other.

•	Santander Universities formerly included in the Other segment was moved to Consumer and Business Banking reportable segment.

•	The Real Estate and Commercial reportable segment was split into the Commercial Real Estate reportable segment and the Commercial Banking reportable segment.

•	The CEVF and dealer floor plan lines of business, formerly included in the Auto Finance & Business Banking reportable segment, were moved to the Commercial Banking business unit.

•
The internal funds transfer pricing (“FTP") guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. These FTP changes impact all reporting segments, excluding SC and the IHC entities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment (formerly known as the Retail Banking segment) primarily comprises the Bank's branch locations, residential mortgage business and business banking customers. The branch locations offer a wide range of products and services to both consumers and business banking customers, which attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, investment services provide annuities, mutual funds, managed monies, and insurance products and this business line serves as an investment brokerage agent to the customers of the Consumer and Business Banking segment. Santander Universities, which provides grants and scholarships to universities and colleges around the globe as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

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

The Company’s segment results, excluding SC and the entities that have become part of the IHC, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. FTP methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

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

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of December 31, 2016. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA Reportable Segments
December 31, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income/(loss)	$1,099,097	$349,834	$287,387	$237,635	$(63,191)	$4,448,535	$187,296	$18,099	$6,564,692
Total non-interest income	384,177	62,882	24,264	82,765	781,403	1,432,634	42,271	(54,691)	2,755,705
Provision for credit losses	56,440	79,891	6,025	7,952	52,490	2,468,199	308,728	—	2,979,725
Total expenses	1,565,151	210,984	87,941	118,804	1,140,973	2,252,259	56,557	(46,475)	5,386,194
Income/(loss) before income taxes	(138,317)	121,841	217,685	193,644	(475,251)	1,160,711	(135,718)	9,883	954,478
Intersegment revenue/(expense)(1)	2,523	4,127	2,273	(9,052)	129	—	—	—	—
Total assets	19,828,173	11,962,637	14,630,450	9,389,271	43,020,888	38,539,104	—	—	137,370,523

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended	SHUSA Reportable Segments
December 31, 2015	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$865,044	$276,407	$272,999	$218,917	$246,151	$4,614,402	$407,139	$347	$6,901,406
Total non-interest income	301,758	53,052	44,170	89,208	864,595	1,303,643	285,882	(46,091)	2,896,217
Provision for credit losses	42,629	17,398	25,719	40,881	75,293	2,785,871	1,091,952	—	4,079,743
Total expenses	1,625,814	184,365	72,095	108,718	946,901	1,842,562	4,644,576	(51,957)	9,373,074
Income/(loss) before income taxes	(501,641)	127,696	219,355	158,526	88,552	1,289,612	(5,043,507)	6,213	(3,655,194)
Intersegment revenue/(expense)(1)	1,207	4,146	2,814	(9,601)	1,434	—	—	—	—
Total assets	19,997,036	16,581,175	15,085,971	12,092,986	41,782,001	35,567,663	—	—	141,106,832

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Year Ended	SHUSA Reportable Segments
December 31, 2014	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$833,142	$242,414	$249,949	$180,244	$397,667	$4,155,446	$517,393	$(333,155)	$6,243,100
Total non-interest income	402,674	49,169	36,745	83,715	782,964	1,048,386	345,821	(107,575)	2,641,899
Gain on change in control	—	—	—	—	—	—	2,417,563	—	2,417,563
Provision for credit losses	64,970	26,702	(98,192)	691	50,585	2,518,366	111,927	(215,051)	2,459,998
Total expenses	1,551,105	150,273	80,317	101,223	802,540	1,564,332	155,786	(270,230)	4,135,346
Income/(loss) before income taxes	(380,259)	114,608	304,569	162,045	327,506	1,121,134	3,013,064	44,551	4,707,218
Intersegment revenue/(expense)(1)	884	5,102	1,317	(8,487)	1,184	—	—	—	—
Total assets	20,884,230	15,074,834	14,046,701	10,207,966	40,720,572	31,905,157	—	—	132,839,460

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Parent Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. INTERMEDIATE HOLDING COMPANY

On February 18, 2014, the Federal Reserve issued the final rule implementing certain of the EPS mandated by Section 165 of the DFA(the “Final Rule") to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander was subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries.

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

The following table summarizes the impact of the transfer to certain captions with the Company's Consolidated Balance Sheet as of December 31, 2015 and the Company's Consolidated Statement of Operations for the years ended December 31, 2015 and 2014.

Balance Sheet	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(in thousands)
December 31, 2015
Assets:
Cash and cash equivalents	$4,992,042	$4,454,965	$9,447,007
Available-for-sale at fair value	20,851,495	889,677	21,741,172
LHFI	79,373,792	7,651,994	87,025,786
Allowance for loan losses	(3,160,711)	(85,434)	(3,246,145)
Accrued interest receivable	586,263	49,068	635,331
Goodwill	4,444,389	10,536	4,454,925
Intangible assets	639,055	28,221	667,276
Restricted cash	2,429,729	200,779	2,630,508
Total Assets	127,571,282	13,535,550	141,106,832
Liabilities
Accrued expenses and payables	1,666,286	1,111,227	2,777,513
Deposits	56,114,232	9,469,196	65,583,428
Borrowings and other debt obligations	49,086,103	742,479	49,828,582
Deferred tax liabilities, net	353,369	(122,791)	230,578
Other liabilities	598,380	70,114	668,494
Total Liabilities	107,989,507	11,270,225	119,259,732
Shareholder`s equity	19,581,775	2,265,325	21,847,100
Total Liabilities and shareholder`s equity	$127,571,282	$13,535,550	$141,106,832

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. INTERMEDIATE HOLDING COMPANY (continued)

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(in thousands)
Year Ended December 31, 2015
Total interest income	$7,792,606	$345,010	$8,137,616
Total interest expense	1,204,325	31,885	1,236,210
Provision for credit losses	4,012,956	66,787	4,079,743
Total fees and other income	2,507,753	369,637	2,877,390
Total general and administrative expenses	4,277,290	447,110	4,724,400
Income tax provision/(benefit)	(675,238)	75,480	(599,758)
Net Income	(1,480,382)	78,665	(1,401,717)

Year Ended December 31, 2014
Total interest income	6,971,856	358,886	7,330,742
Total interest expense	1,054,723	32,919	1,087,642
Provision for credit losses	2,413,243	46,755	2,459,998
Total fees and other income	2,235,109	379,945	2,615,054
Total general and administrative expenses	3,329,602	447,571	3,777,173
Income tax provision/(benefit)	1,610,958	62,165	1,673,123
Net Income	$2,434,812	$134,635	$2,569,447

Additionally, the Consolidated Statement of Comprehensive Income, Shareholder's Equity and Cash Flows along with Footnotes 3, 4, 6, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 21, 22, and 23 have been adjusted to reflect these retrospective adjustments.

NOTE 25. CORRECTION OF ERRORS

On December 7, 2016, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2015 in which the Company restated its audited financial statements for the year ended December 31, 2015 to correct certain errors which are reflected herein, the most significant of which were as follows:

•	The methodology for estimating the credit loss allowance for retail installment contract held for investment and the identification of the population of loans that should be classified as TDRs.

•	The effective rate used to discount expected cash flows to determine TDR impairment.

•	The classification of subvention payments within the Consolidated Statements of Operations related to leased vehicles.

•
The application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other organizational costs (collectively "discount") on individually acquired retail installment contracts held for investment.

•	The consideration of net unaccreted discounts when estimating the allowance for credit losses for non-TDR portfolio of retail installment contracts held for investment.

•	The recognition of and disclosure of severance and stock compensation expenses, a deferred tax asset, and a liability for certain benefits payable to the former CEO of SC.

•	The recognition of the gain on the Change in Control of SC and related goodwill.

•	As a result of the restatement, the Company made corrections to the goodwill impairment charge recorded during the year ended December 31, 2015.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2016, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (“2013 framework”). Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, because of the material weaknesses noted below. These deficiencies could result in misstatements of the accounts and disclosures noted below that in turn, would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

1.	Control Environment

The Company's financial reporting involves complex accounting matters emanating from our majority owned subsidiary, Santander Consumer USA Holdings Inc. (“SC”). We determined there was a material weakness in the design and operating effectiveness of the controls pertaining to our oversight of our SC subsidiary's accounting for transactions that are significant to the Company’s internal control over financial reporting. These deficiencies included (a) ineffective oversight to ensure accountability at SC for the performance of internal controls over financial reporting, and to ensure corrective actions, where necessary, were appropriately prioritized and implemented in a timely manner; and (b) inadequate resources and technical expertise at SHUSA to perform effective oversight of the application of accounting and financial reporting activities that are significant to the Company’s consolidated financial statements.

We have identified the following material weaknesses emanating from SC:

2.	SC’s Control Environment, Risk Assessment, Control Activities and Monitoring

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

•	There was not adequate management oversight and identification of models, spreadsheets and completeness and accuracy of data material to financial reporting.

•	There were insufficiently documented Company accounting policies and insufficiently detailed Company procedures to put policies into effective action.

•
There was a lack of appropriate tone at the top in establishing an effective control owner for the risk and controls self-assessment process, which contributed to a lack of clarity about ownership of risk assessments and control design and effectiveness.

•	There was insufficient governance, oversight and monitoring of the credit loss allowance and accretion processes and a lack of defined roles and responsibilities in monitoring functions.

3. Application of Effective Interest Method for Accretion

The Company’s policies and controls related to the methodology used for applying the effective interest rate method in accordance with GAAP, specifically as it relates the review of key assumptions over prepayment curves, pool segmentation and presentation in financial statements either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

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

4. Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with GAAP, specifically as it relates to the calculation of impairment for troubled debt restructurings (TDRs) separately from the general allowance on loans not classified as TDRs, the consideration of net discounts and the calculation of selling costs when estimating the allowance either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policy and GAAP.

This resulted in errors in the Company’s methodology for determining the credit loss allowance, specifically not calculating impairment for TDRs separately from a general allowance on loans not classified as TDRs, inappropriately omitting the consideration of net discounts when estimating the allowance and recording charge-offs, and calculating appropriate selling costs for inclusion in the analysis.

This material weakness relates to the following financial statement line items: the allowance for loan and lease losses, the provision for credit losses, and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

5. Loans Modified as TDRs

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

6. Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance

Various deficiencies were identified in the credit loss allowance process related to review, monitoring and approval processes over models and model changes that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over completeness and accuracy of data, inputs and assumptions in models and spreadsheets used for estimating credit loss allowance and related model changes were not effective and management did not adequately challenge significant assumptions.

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

7. Identification, Governance, and Monitoring of Models Used to Estimate Accretion

Various deficiencies were identified in the accretion process related to review, monitoring and governance processes over models that aggregated to a material weakness. The following controls did not operate effectively:

•
Review controls over completeness and accuracy of data, inputs, calculation and assumptions in models and spreadsheets used for estimating accretion were not effective and management did not adequately challenge significant assumptions.

•	Review and approval controls over the development of new models to estimate accretion and related model changes were ineffective.

•	Adequate and comprehensive performance monitoring over related model output results was not performed and we did not maintain adequate model documentation.

This material weakness relates to the following financial statement line items: loans held for investment, loans held for sale, the allowance for loan and lease losses, interest income - loans, provision for credit losses, miscellaneous income and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

8. Review of New, Unusual or Significant Transactions

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

This material weakness relates to the following financial statement line items: compensation and benefits expense, other liabilities, deferred tax liabilities, net, and common stock and paid-in capital and the related disclosures within Note 13 - Accumulated Other Comprehensive Income/(Loss).

In addition to the above items emanating from SC, the following material weaknesses were identified at the SHUSA level:

9. Review of Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows (SCF) and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of such information.

10. Goodwill Impairment Assessment

In connection with the annual goodwill impairment assessment, the Company determined there was a material weakness in the operating effectiveness of management’s review control over the calculation of the carrying value of the Company’s SC reporting unit used in the Company’s step one goodwill impairment tests performed in accordance with GAAP. Additionally, the Company determined there was a material weakness in the operating effectiveness of the review control over data utilized in step two of the impairment test for the SC reporting unit.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls ensuring strict compliance with GAAP.

To address the material weakness in the Control Environment (Material Weakness 1, noted above), the Company has taken the following measures:

•
Established regular working group meetings, with appropriate oversight by management to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	Appointed a Head of Internal Controls with significant public-company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•
Established policy and procedures for the oversight of subsidiaries that includes accountability for each subsidiary for maintenance of accounting policies, evaluation of significant and unusual transactions, and regular reporting and review of changes in the control environment and related accounting processes.

To address the material weakness in SC’s Control environment, Risk Assessment, Control Activities and Monitoring (Material Weakness 2, noted above), the Company has taken the following measures:

•	Appointed an additional independent director to the Audit Committee of the Board with extensive experience as a financial expert in our industry to provide further experience on the committee.

•
Established regular working group meetings, with appropriate oversight by management of both the Company and its parent to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	Hired a Chief Accounting Officer and other key personnel with significant public-company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Augmented accounting resources with qualified consulting resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to begin the remediation efforts.

To address the material weaknesses related to the Application of Effective Interest Method for Accretion (Material Weakness 3, noted above) and the Identification, Governance and Monitoring of Models Used to Estimate Accretion (Material Weakness 7, noted above), the Company is in process of strengthening its processes and controls as follows:

•
Automating the process for the application of the effective interest rate method for accreting discounts, subvention payments from manufacturers and other origination costs on individually acquired retail installment contracts.

•	Implementing comprehensive review controls over data, inputs and assumptions used in the models.

•	Strengthening review controls and change management procedures over the models used to estimate accretion.

To address the material weaknesses related to the Methodology to Estimate Credit Loss Allowance (Material Weakness 4, noted above), Loans Modified as TDRs (Material Weakness 5, noted above), and Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance (Material Weakness 6, noted above), the Company has taken the following measures:

•	Conducted a comprehensive design effectiveness review and augmentation of the controls to ensure all critical risks are addressed.

•
Enhanced its accounting documentation and review procedures relating to credit loss allowance and TDRs to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

•
Implemented a more comprehensive monitoring plan for credit loss allowance and TDRs with a specific focus on model inputs, changes in model assumptions and model outputs to ensure an effective execution of the Company’s risk strategy.

•	Enhanced the Company’s communication on related issues with its senior leadership team and the Board, including the Risk Committee and the Audit Committee.

To address the material weakness in the Review of New, Unusual or Significant Transactions (Material Weakness 8, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Increasing the documentation, analysis and governance over new, significant and unusual transactions to ensure that these transactions are recorded in accordance with Company’s policies and GAAP.

To address the material weaknesses in the Review of Statement of Cash Flows and Footnotes (Material Weakness 9, noted above), the Company is in the process of strengthening its processes and controls as follows:

•
Improving the review controls over financial statements and the related disclosures to include a more comprehensive disclosure checklist and improved review procedures from certain members of the management.

•	Designed and implemented additional controls over the preparation and the review of the Statement of Cash Flows and Notes to the Consolidated Financial Statements.

•	Implemented additional reviews at a detailed level at the statement preparation and data provider levels.

To address the material weaknesses in the Goodwill Impairment Assessment(Material Weakness 10, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Improved reconciliation of carrying value to key information sources.

•	Increased management reviews of the goodwill carrying value calculation.

•	Improved communication protocols with appropriate personnel and third-party valuation specialists to provide additional transparency for information used for valuation.

•	Improved reviews of information provided by appropriate personnel and reconciliation of valuation assumptions to information provided by the Company.

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses were not remediated at December 31, 2016.

Remediation of Previously Identified Material Weakness

As of the filing of this Annual Report on Form 10-K, our management has completed the implementation of our remediation efforts related to the following previously identified material weakness and considers the following remediated as of the date of the filing of this report:

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

Remediation steps included:

•	New models are reviewed by the Accounting Policy Group for compliance with GAAP and the Model Validation Group when related to judgmental accounting areas;

•	Models in production supporting accounting journal entries related to the ALLL require documentation of the evaluation of the methodology and conclusions for suitability; and

•	Models in production for the ALLL require inputs and assumptions to be reviewed by appropriate personnel in the Accounting and Accounting Policy departments with requisite experience.

Limitations on Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Except for the key personnel changes noted above, the appointment of an additional director to the Audit Committee of SC, and enhancements to review processes and documentation described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of SHUSA

Jose Doncel - Age 55.  Mr. Doncel was appointed to SHUSA’s Board in July 2016, SBNA’s Board in June 2016, and SC’s Board in December 2015.  He serves as the Chairman of Banco de Albacete, S.A., Administración de Bancos Latinoamericanos Santander, S.L., Grupo Empresarial Santander, S.L., Santander Investment I, S.A., and Ablasa Participaciones, S.L., and a member of the Boards of Santander Holding Internacional, S.A., Santusa Holding, S.L., Ingenieria de Software Bancario, S.L., Geoban, S.A., and Produban Servicios Informáticos Generales, S.L.   Mr. Doncel has served as a senior executive of Santander and certain predecessor companies since 1993, currently as Senior Executive Vice President and Director of the Accounting and Control division since October 2014.  He has also served as the Director of the Corporate Division of Internal Audit from June 2013 to October 2014 and Director of the Retail Banking Management Control Area from April 2013 to June 2013.  Prior to his time with Santander, he worked for Arthur Andersen Auditores, S.A., Division of Financial Institutions.  Mr. Doncel holds a degree in Economic and Business Sciences from Universidad Complutense de Madrid.  He brings extensive banking industry leadership experience to the Board as a result of his Board and professional experience.

Stephen A. Ferriss - Age 71. Mr. Ferriss was appointed to SHUSA’s Board in 2012 and is a member of its Audit and Compensation Committees. Since 2015, he has served as Chairman of the Board of Santander BanCorp, where he is a member of the Compensation and Nomination Committee, and as the Chairman of the Board of Santander BanCorp’s banking subsidiary, Banco Santander Puerto Rico. He was appointed to SC’s Board in 2013 and is Chairman of its Compensation Committee and a member of its Audit and Executive Committees. From 2006 until June 2016, Mr. Ferriss was Chairman of the Nominations Committee and senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, and he served as Chairman of its Audit Committee from 2008 to 2011. From 2012 until 2015, Mr. Ferriss served on the Board of the Bank, where he was a member of the Audit, Enterprise Risk, and Bank Secrecy Act/Anti-Money Laundering Oversight Committees. From 2007 to 2013, he served on the Board of Iberchem in Madrid, Spain. From 1999 to 2002, Mr. Ferriss served as President and Chief Executive Officer of Santander Central Hispano Investment Services, Inc. Prior to his service for Santander Central Hispano Investment Services, Inc., Mr. Ferriss held various roles at Bankers Trust Global Investment Bank in Madrid, London and New York. Prior to his time at Bankers Trust Global Investment Bank, Mr. Ferriss spent 19 years at Bank of America. Mr. Ferriss received a B.A. from Columbia College and an M.I.A. from Columbia University’s School of International Affairs. He brings extensive global experience to the Board as a result of his Board and professional experience.

Alan Fishman - Age 70. Mr. Fishman was appointed to SHUSA’s and the Bank’s Boards in 2015. He is a member of SHUSA’s Audit and Risk Committees and is the Bank's Lead Independent Director, where he serves as the Chairman of the Audit Committee and a member of the Compliance, Executive, and Risk Committees. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee, which is a sub-committee of Santander’s Executive Risk Committee. Since 2008, he has served as Chairman of the Board of Ladder Capital, a leading commercial real estate finance company, and, since 2005, has served on the Board of Continental Grain Company. Mr. Fishman has had an extensive career in the financial services industry. From 2008 to 2013, he served as Chairman of the Board of Beech Street Capital, and for a brief time in 2008, served as Chief Executive Officer of Washington Mutual, Inc. Prior to serving with Washington Mutual, he served as Chairman of Meridian Capital Group and as President of Sovereign Bancorp. From 2001 to 2006, Mr. Fishman served as President and Chief Executive Officer of Independence Community Bank until its sale to Sovereign Bank in 2006. Previously, Mr. Fishman served as President and Chief Executive Officer of Conti Financial Corp. He was also a private equity investor, focused on financial services, at Neuberger and Berman, Adler & Shaykin, and at his own firm, Columbia Financial Partners LP. He held a variety of senior executive positions at Chemical Bank and American International Group. He is active in the community, having served as Chairman of the Brooklyn Academy of Music from 2002 until January 2017 and currently serving as Chairman of the Brooklyn Community Foundation. He received a B.A. from Brown University and an M.A. from Columbia University. Mr. Fishman brings extensive leadership experience and financial services industry expertise to the Board.

Juan Guitard- Age 57. Mr. Guitard was appointed to SHUSA’s Board in 2014 and is a member of its Compensation and Risk Committees. He has served as a member of the Bank Board since March 2016 and the BSI Board since August 2016. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. He currently serves as Head of Internal Audit of Santander. He has worked within Santander since 1999, having also served as Head of its Corporate Risk Division, Head of its Recovery and Resolution Plans Corporate Project, Head of its Corporate Legal Department, and Head of its Corporate Investment Banking Division. He has served on the Boards of Santander, Banco Español de Crédito, S.A., and Banco Hipotecario de España. He holds a law degree from the Universidad Autónoma de Madrid. Mr. Guitard brings extensive risk and audit experience to the Board.

Thomas Johnson - Age 76. Mr. Johnson was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as SHUSA’s Lead Independent Director, Chairman of its Audit Committee, and a member of its Executive and Risk Committees. He serves as a member of the Bank’s Audit, Compliance, and Risk Committees. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. Mr. Johnson serves on the Boards of the Institute of International Education, the Inner-City Scholarship Fund, National 9/11 Memorial and Museum Foundation, and the Lower Manhattan Development Corporation. From 1993 to 2004, he served as Chairman and Chief Executive Officer of GreenPoint Financial Corp. and GreenPoint Bank. Prior to his tenure at GreenPoint, Mr. Johnson served as President and Director of Manufacturers Hanover Trust Company from 1989 to 1991. Mr. Johnson’s career in banking started in 1969 at Chemical Bank and Chemical Banking Corporation, where he became President and Director in 1983. In addition, Mr. Johnson is a former director of Alleghany Corporation, R.R. Donnelly & Sons Co. Inc., The Phoenix Companies, Inc., Freddie Mac, North Fork Bancorporation, Prudential Life Insurance Company of America, and Online Resources Corp. From 1966 to 1969, he served as a special assistant to the Comptroller of the U.S. Department of Defense in the Pentagon. He received an A.B. in Economics from Trinity College and an M.B.A., with distinction, from Harvard Business School. Mr. Johnson brings extensive leadership experience in the banking industry to the Board.

Catherine Keating - Age 55. Ms. Keating was appointed to SHUSA’s and the Bank’s Boards in 2015. She serves as Chair of SHUSA’s Compensation Committee and is a member of its Audit and Executive Committees. She also serves as Chair of the Bank’s Compensation Committee and a member of its Compliance and Risk Committees. Since 2015, she has served as Chief Executive Officer of Commonfund, an asset management firm that primarily serves not-for-profit institutions and pension plans. From 1996 to 2015, she served in multiple management roles at JPMorgan Chase & Co., including Head of Investment Management Americas at JPMorgan Chase & Co., where she was responsible for more than $700 billion in client assets, Chief Executive Officer of JPMorgan Chase’s U.S. Private Bank, and as Global Head of its Wealth Advisory and Fiduciary Services business. She was a director of the JPMorgan Foundation and executive sponsor of JPMorgan Chase’s Women’s Interactive Network. Prior to joining JPMorgan Chase, she was a partner at Morgan, Lewis & Bockius LLP. She received a B.A. from Villanova University and a law degree from the University of Virginia School of Law. She is on the Boards of the Inner-City Scholarship Fund and Girl Scouts of Greater New York and the former Chair of the Villanova University Board. Ms. Keating brings to the Board extensive experience as a former attorney and as a leader in the financial services industry.

Javier Maldonado - Age 54. Mr. Maldonado has served as Vice Chairman of SHUSA’s Board since 2015, and he is a member of SHUSA’s Executive and Risk Committees. He was appointed to SC’s Board in 2015 and is a member of its Compensation, Executive, and Regulatory and Oversight Committees. He was appointed to the Bank’s Board in 2015 and is a member of its Risk Committee. Mr. Maldonado was appointed to the BSI Board in August 2016 and is a member of its Executive Committee. Since 2015, he has served as a Director of Santander BanCorp, where he is Chairman of the Compensation and Nomination Committee, and serves as a Director of Banco Santander Puerto Rico, as well as a Director of SIS, where he has been Acting Chairman since April 2016. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. Mr. Maldonado has served on the Board of the Saudi Hollandi Bank Riyadh since 2008. He currently serves as Senior Executive Vice President, Global Head of Cost Control for Santander. Since 1995, he has held numerous management positions with Santander, including Senior Executive Vice President, Head of the General Directorate for Coordination and Control of Regulatory Projects in the Risks Division, and Executive Committee Director and Head of Internal Control and Corporate Development for Santander UK. Prior to his time with Santander, Mr. Maldonado was an attorney with Baker & McKenzie and Head of the Corporate and International Law Department at J.Y. Hernandez-Canut Law Firm. He received a law degree from UNED University and a law degree from Northwestern University. Mr. Maldonado brings to the Board extensive corporate and international legal experience, as well as leadership in the financial services sector.

Victor Matarranz - Age 41. Mr. Matarranz was appointed to SHUSA’s and the Bank’s Boards in 2015. He is a member of SHUSA’s Compensation and Executive Committees and a member of the Bank’s Compensation Committee. He has been a member of the Portal Universia SA Board since 2015 and the Santander Fintech Board since 2014. Since September 2014, he has served as a Senior Executive Vice President and the Head of Group Strategy at Santander. He is also Chief of Staff to the Group Executive Chairman. From 2012 to 2014, Mr. Matarranz worked at Santander UK, where he was the Director of Strategy, the Chief of Staff to the Chief Executive Officer, and a member of the Executive Committee. From 2004 to 2012, he worked at McKinsey & Company in Madrid, where he served as a partner, working primarily in the financial services practice advising local and global banks on strategic and retail banking issues. He received a Master’s Degree in Telecommunications Engineering from the Politechnical University of Madrid and an M.B.A., with a specialization in Finance, from the London Business School, where he graduated with distinction. Mr. Matarranz brings expertise in financial services and retail banking strategy and significant international experience to the Board.

Juan Olaizola - Age 55. Mr. Olaizola was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as a member of the Risk Committee of each Board. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. Since 2013, he has served as a Director of Santander Insurance Services UK Ltd and, since 2014, as a member of the advisory board of Fintech Investments. In addition, he is a former a Director of VISA Europe, where he served from 2010 to 2013 and from 2015 to 2016. Since 2005, Mr. Olaizola has served as Chief Operating Officer responsible for Technology and Operations at Santander UK. From 1986 to 2003, Mr. Olaizola worked at IBM Global Services, having served as the Vice President of EMEA (IBM Financial Services Consulting) in London from 2000 to 2004 and as the Vice President of Professional Services in the U.S. from 1999 to 2000, among other roles. He graduated from Universidad Autonoma and received an M.B.A. from IESE Business School. Mr. Olaizola brings significant financial services and technology experience to the Board.

Scott Powell - Age 54. Mr. Powell was appointed as Director, President and Chief Executive Officer of SHUSA and the Bank in 2015. He is a member of SHUSA’s and the Bank’s Executive Committees. Previously, from 2013 to 2014, Mr. Powell was Executive Chairman of National Flood Services Inc. From 2002 until 2012, he was employed at JPMorgan Chase & Co. and its predecessor Bank One Corporation. During this time, he served as Head of Home Lending Default from July 2011 to February 2012, Head of JPMorgan Chase’s Banking and Consumer Lending Operations from June 2010 to June 2011, Chief Executive Officer of Consumer Banking from January 2007 to May 2010, Head of its Consumer Lending businesses from March 2005 to December 2006, and Chief Risk Officer, Consumer from 2004 to February 2005. From May 2003 through June 2004, Mr. Powell was President of Retail Lending at Bank One, and from February 2002 to April 2003, he was its Chief Risk Officer, Consumer. Mr. Powell is a director of the Phipps Houses and The END Fund in New York City. He received a B.A. from the University of Minnesota and an M.B.A. from the University of Maryland. In addition, he has held a variety of senior positions at JPMorgan Chase and spent 14 years at Citigroup/Citibank in a variety of risk management roles. Mr. Powell brings extensive experience in retail banking, risk management and consumer and auto lending to SHUSA's Board.

Henri-Paul Rousseau - Age 68.  Mr. Rousseau was appointed to SHUSA’s Board in March 2017 and the Bank’s Board in 2015. He serves as Chairman of the Bank’s Risk and Compliance Committees and as a member of its Audit, Compensation, and Executive Committees.  Mr. Rousseau has served as Vice Chairman (a senior officer and non-board function) of Power Corporation of Canada and Power Financial Corporation since 2012, and he previously served as Vice Chairman from 2009-2012. Mr. Rousseau has served as the Chairman of the Montreal Heart Institute Foundation since 2011, and he has served on its Board since 1995. He has also served on the Boards of Great-West Lifeco and IGM Financial Inc. since 2009, and as Chairman of the Tremplin Sante Foundation since 2015.  Mr. Rousseau received a B.A. in Economics from the University of Sherbrooke and an M.A. and Ph.D. in Economics from the University of Western Ontario.  Mr. Rousseau brings extensive experience in financial services industry management to the Board.

Timothy Ryan - Age 71. Mr. Ryan was appointed to SHUSA’s and the Bank's Boards in 2014 and serves as Chairman of each Board and their respective Executive Committees. He was appointed to the BSI Board in July 2016 and serves as Chairman of the Board and the Risk and Executive Committees and as a member of its Audit and Compensation Committees. Mr. Ryan served as Global Head of Regulatory Strategy and Policy of JPMorgan Chase from 2013 until his retirement in April 2014. From 2008 to 2012, he was President and Chief Executive Officer of the Securities Industry and Financial Markets Association and Chief Executive Officer of the Global Financial Markets Association (“SIFMA”), SIFMA's global affiliate. Prior to 2008, Mr. Ryan was Vice Chairman, Financial Institutions and Governments, at JPMorgan Chase. Before joining JPMorgan Chase in 1993, Mr. Ryan served as the Director of the Office of Thrift Supervision, a Director of the Resolution Trust Corporation and a Director of the FDIC. Since 2011, he has served on the Board of Power Corp. of Canada and Power Financial Company and has served as Chairman of its Audit Committee and as a member of its Executive, Compensation, Investment and Risk Committees. Since 2010, Mr. Ryan also has served on the Board of Great West LifeCo Inc. and is a member of its Compensation, Executive, and Risk Committees. He also served as a director of Markit Ltd. in 2014 and of Lloyds Banking Group from 2009 to 2013. He received a B.A. from Villanova University and a law degree from American University. Mr. Ryan brings to the Board extensive experience as a former regulator and banker and a deep understanding of the U.S. banking market, regulatory environment and financial services industry management.

Wolfgang Schoellkopf - Age 84. Mr. Schoellkopf was appointed to SHUSA’s and the Bank’s Boards in 2009, and serves as a member of SHUSA’s Audit, Executive, and Risk Committees. He served as the Chair of the SHUSA Risk Committee from 2014 until September 2016. He was appointed to SC’s Board in 2015 and serves as a member of its Audit, Executive, and Risk Committees. Mr. Schoellkopf served as Chair of SC’s Risk Committee from 2015 through December 2016. Since June 2016, he has been a member of the Combined U.S. Operations Risk Committee. Since 2009, he has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda, where he is a member of that Board’s Risk Committee and Chairman of the Compensation Committee. From 1998 until 2014, he served on the Board of Sallie Mae Corporation, a leading provider of student loans, and as lead independent director, Chairman of the Finance Committee from 2007 to 2012, and Chairman of its Compensation Committee from 2011 to 2014. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. From 2000 to 2002, he served as the General Manager of Bank Austria Group's U.S. operations. From 1990 to 1997, he served as Vice Chairman and the Chief Financial Officer of First Fidelity Bank. From 1963 to 1988, Mr. Schoellkopf worked at Chase Manhattan Bank, including serving as Executive Vice President and Treasurer. Mr. Schoellkopf studied Economics at the University of California (Berkeley), University of Munich and at Cornell University, and he taught economics at Cornell University and Princeton University. In his professional positions, as well as his previous service as Chief Financial Officer of First Fidelity Bank, Mr. Schoellkopf has served a leadership role in the banking industry, including significant investment and international experience, which enables him to assist the Board in overseeing all aspects of SHUSA and the Bank's financial operations.

Richard Spillenkothen - Age 67. Mr. Spillenkothen was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as Chairman of SHUSA’s Risk Committee and a member of its Compensation Committee, and as a member of the Bank’s Audit, Compliance, Executive, and Risk Committees. Mr. Spillenkothen served as the Chairman of the SBNA Risk Committee from 2015 until September 2016. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. In February 2017, he joined the Rappahannock County, Virginia Food Pantry Board. From 2007 to 2011, he served as a consultant and advisor at Deloitte & Touche LLP. From 1976 to 2006, Mr. Spillenkothen worked for the Federal Reserve, where he served as Director of the Federal Reserve’s Division of Banking Supervision and Regulation. In this capacity, he was the senior Federal Reserve staff official with responsibility for banking supervision and regulation policy. He worked with the Federal Reserve Banks, which have day-to-day responsibility for supervising BHCs and financial holding companies, state member banks, and the U.S. activities of foreign banks. He also coordinated financial institution supervisory policy with other federal, state, and foreign banking authorities, and with the international supervisory coordinating bodies. From 2013 until 2015, Mr. Spillenkothen served on the Board of Mitsubishi UFJ Securities (USA) as an independent non-executive director, serving on the Risk, Audit and Compensation Committees. He served on the Basel Committee on Banking Supervision from 1992 to 2006, and was Chairman of the Board of the Association of Supervisors of Banks of the Americas from 2003 until 2006. He received an A.B. from Harvard University and an M.B.A. from the University of Chicago. Mr. Spillenkothen brings extensive experience as a former regulator and a deep understanding of the U.S. banking market, regulatory environment, and financial services industry management to the Board.

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of this filing is set forth below:

Madhukar Dayal - Age 52. Mr. Dayal has served as Chief Financial Officer and Senior Executive Vice President of SHUSA and SBNA since April 2016, and is a member of the SHUSA and Bank CEO Executive Committees. Prior to joining SHUSA and the Bank, Mr. Dayal served as Chief Financial Officer for BNP Paribas USA Holdings, BancWest and Bank of the West from 2015 until March 2016, for BancWest Corporation and Bank of the West from 2012 until 2015, and for Bank of the West from 2010 until 2012. Mr. Dayal earned a B.A. with honors in Accounting and Finance from Nottingham Trent University and an ACMA certification from the Chartered Institute of Management Accountants.

Kenneth Goldman - Age 47. Mr. Goldman has served as SHUSA's Chief Accounting Officer and Executive Vice President since August 2010. From 2010 until 2015 and starting again in 2016, he has served as the Bank's Chief Accounting Officer. Prior to joining SHUSA, from 2006 to 2010, he was Chief Financial Officer and Executive Vice President of Advanta Bank Corp and, from 2002 to 2006, he was Audit Director and Senior Vice President of MBNA America Bank. From 1991 to 2002, Mr. Goldman worked at Arthur Andersen, where he began his career. Mr. Goldman has a B.S. in Accounting from Lehigh University and is a licensed C.P.A., a member of the Pennsylvania Institute of Certified Public Accountants, a Certified Internal Auditor, and a member of the Institute of Internal Auditors.

Daniel Griffiths - Age 48. Mr. Griffiths has served as Chief Technology Officer and Senior Executive Vice President of SHUSA and the Bank since June 2016, and he is a member of the SHUSA and Bank CEO Executive Committees. From 2011 to 2016, Mr. Griffiths was Chief Technology Officer at TD Bank, and from 2008 to 2011, he was Managing Director, Emerging Markets and Commodities at Barclays Capital. Mr. Griffiths received a Bachelor of Science in Computer Studies from Polytechnic of Wales.

Brian Gunn - Age 44. Mr. Gunn has served as Chief Risk Officer and Senior Executive Vice President of SHUSA since June 2015, and is a member of SHUSA’s CEO Executive Committee. In February 2016, he was named Chief Risk Officer and Senior Executive Vice President of the Bank, and also serves on the Bank’s CEO Executive Committee. He was appointed to the Board of SC in December 2015 and serves as a member of its Risk Committee. Prior to joining SHUSA, Mr. Gunn served as the Chief Risk Officer of Ally Financial Services from 2011 to 2015. Prior to that role, Mr. Gunn was Chief Risk Officer of Ally’s Global Automotive Services division. Before joining Ally, he spent 10 years in a variety of risk management positions at GE Capital, including as Chief Risk Officer of GE Money Canada. Mr. Gunn received a B.S. from Providence College and an M.B.A. from Hofstra University.

Michael Lipsitz - Age 52. Mr. Lipsitz has served as Chief Legal Officer and Senior Executive Vice President of SHUSA since August 2015 and of the Bank since February 2016, and is a member of SHUSA’s and SBNA’s CEO Executive Committees. Prior to joining SHUSA, he was Managing Director and General Counsel for Retail and Community Banking at JPMorgan Chase & Co. Prior to that, Mr. Lipsitz held multiple senior and general counsel roles supporting consumer banking and lending, corporate and regulatory activities, and M&A at JPMorgan Chase and its predecessor companies. Mr. Lipsitz received a B.A. from Northwestern University and a J.D. degree from Loyola University Chicago School of Law.

Scott Powell - Age 54. For a description of Mr. Powell's business experience, please see "Directors of SHUSA" above.

William Wolf - Age 51. Mr. Wolf has served as Chief Human Resources Officer and Senior Executive Vice President of SHUSA and the Bank since March 2016, and he is a member of SHUSA’s and SBNA’s CEO Executive Committees. Prior to joining SHUSA and the Bank, he was Managing Director, Global Head of Talent Acquisition and Development for Credit Suisse from 2011 until 2016. Mr. Wolf received a B.A. from Dartmouth College and an M.B.A. from the University of North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SHUSA's officers and directors, and any persons owning ten percent or more of SHUSA's common stock or any class of SHUSA's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC with respect to their ownership of securities of SHUSA. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA's review of copies of such statements received by it, and on written representations from SHUSA's directors and officers, SHUSA believes that all such statements were timely filed in 2016. Since Santander's acquisition of SHUSA, none of the filers has owned any of SHUSA's common stock or shares of any class of SHUSA's preferred stock.

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

ITEM 11 - EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to our executive officers included in the Summary Compensation Table, who we refer to collectively as the “named executive officers.” SHUSA (who we refer to in this Item as “we,” “us,” “or “our”) is a wholly owned subsidiary of Banco Santander S.A. (which we refer to in this Item as “Santander”). This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.
For 2016, our named executive officers were:

•	Scott Powell, our President and Chief Executive Officer;

•	Madhukar Dayal, our Chief Financial Officer and Principal Financial Officer;

•	Michael Lipsitz, our Chief Legal Officer;

•	Brian Gunn, our Chief Risk Officer;

•	Daniel Griffiths, our Chief Technology Officer; and

•	Gerald Plush, our Former Chief Financial Officer and Principal Financial Officer.

General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;

•	link pay to performance, while appropriately balancing risk and financial results and complying with regulatory requirements;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.

Santander aims to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located, the United States in our case. Within this framework, Santander considers both total compensation and the individual components (i.e., salary and incentives) of each named executive officer’s compensation package independently. Any other perquisites are also considered independently of total compensation. When setting each named executive officer’s compensation for 2016, we took into account market competitive pay, historical pay, our budget, level of duties and responsibilities, individual performance, and historical track record within the organization for each individual.
This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:

•	the general philosophy and objectives behind their compensation,

•	our and Santander`s roles and involvement in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	each component of their compensation, and

•	the rationale behind the components of their compensation.

Since we are a wholly owned subsidiary of Santander and do not hold public shareholder meetings, we do not conduct shareholder advisory votes.
Responsibility for determining the compensation of our named executive officers resides both at our level as well as the Santander level. We set forth the various parties involved in determining executive compensation and their specific responsibilities below.

The Parties Involved in Determining Executive Compensation
Both we and Santander have responsibility for overseeing and determining the compensation of our named executive officers. We are involved in setting the compensation of all our employees. Santander is involved in overseeing its senior level employees globally, including the named executive officers. We set forth the various parties, including both Board committees and management committees involved in contributing to and determining executive compensation and their specific responsibilities below.
The Role of Our Board Compensation Committee
As of the date of the filing of this Annual Report on Form 10-K, our Compensation Committee comprised Stephen Ferriss, Juan Guitard, Victor Matarranz, Richard Spillenkothen, and Catherine Keating, who is the Committee chair. Our Compensation Committee has the responsibility of, among other things:

•
at least annually, reviewing and approving the terms of our compensation programs, including the Executive Bonus Program, in which our named executive officers participate, in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

•
reviewing and approving the corporate goals and objectives with respect to our President and Chief Executive Officer’s compensation, evaluating the President and Chief Executive Officer’s performance in light of these corporate goals, and determining and approving the compensation of our President and Chief Executive Officer based on this evaluation and in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

•
monitoring the performance and regularly approving the design and function of the incentive compensation programs, including the Executive Bonus Program, to assess whether the overall design and performance of such programs are consistent with Santander guidelines, are safe and sound, and do not encourage employees, including our named executive officers, to take excessive risk;

•
reviewing and approving the overall goals and purpose of our incentive compensation programs and providing guidance to our Board and management so that the Board's policies and procedures are appropriately carried out in a manner that achieves balance and is consistent with safety and soundness;

•	approving amounts paid under the incentive compensation programs according to Santander guidelines, including the Executive Bonus Program;

•
overseeing the administration of our qualified retirement plan and other employee benefit plans under which all eligible employees can participate, including the named executive officers, as well as certain other deferred compensation plans in which our named executive officers are eligible to participate;

•	evaluating the applicability of any malus and clawback provisions to our senior executive officers, including the named executive officers;

•	at least annually, reviewing, and recommending changes to our director compensation program;

•	reviewing and discussing with management the Compensation Discussion and Analysis required to be included in this Annual Report on Form 10-K; and

•	approving the Compensation Committee Report for inclusion in our filings with the SEC, including this Annual Report on Form 10-K.

Our Board Compensation Committee met 11 times in 2016.
The Role of Santander’s Human Resources Committee
Santander’s Risk on Remuneration Corporate Committee and Corporate Evaluation and Bonus Committee has been replaced by the Human Resources Committee, which encompasses the roles and responsibilities of both former committees. This includes but is not limited to the oversight of performance management and remuneration (compensation), including consideration of all present and future risks that may impact the bonus process as well as the application of malus and clawback related clauses. This committee also revises and validates the compensation proposals for our named executive officers, except for our President and Chief Executive Officer.
The Role of Santander`s Board Remuneration Committee
Santander’s Board Remuneration Committee has the authority and responsibility to, among other things, review, revise, and then present to Santander’s Board of Directors the compensation of Santander’s senior executives, which include our President and Chief Executive Officer. The Board Remuneration Committee also has the responsibility to review, revise and present to Santander's Board the key elements of the remuneration (compensation) of our named executive officers.

The Role of Santander’s Board of Directors
Santander’s Board of Directors validates the compensation of certain of our management, including our President and Chief Executive Officer.
The Role of Our Management
Our Human Resources Committee oversees our incentive compensation programs (except for the Executive Bonus Program) and makes recommendations to our Compensation Committee with respect to our incentive compensation programs. A key responsibility of our Human Resources Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our Compensation Committee in accordance with applicable laws. The members of the Human Resources Committee include the heads of our risk, legal, finance, and human resources departments, and our chief audit executive participates as a non-voting member. The Human Resources Committee met nine times in 2016.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2016. Our President and Chief Executive Officer generally performed (or delegated to our Human Resources Department) management’s responsibilities (except with respect to his own compensation) in accordance with the requirements set forth by Santander, our applicable policies and procedures, and applicable law. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonuses for the named executive officers to our Compensation Committee and to the applicable committees at Santander.
None of the named executive officers determined or approved any portion of their own compensation for 2016.
The Role of Outside Independent Compensation Advisors
Santander’s Remuneration Committee engaged Willis Towers Watson to provide advice on the general policies and approaches with respect to the compensation of Santander’s worldwide employees. For 2016, Willis Towers Watson provided benchmarking data for the President and Chief Executive Officer position.
For 2016, at the request of our Compensation Committee, we engaged McLagan Partners, Inc. to provide competitive market compensation ranges for our senior executive officers, including the named executive officers.
Benchmarking
In 2016, Willis Towers Watson provided benchmarking data for our President and Chief Executive Officer position. The peer group is comprised the following companies: BB&T Corporation, Capital One Financial Group, Discover Financial Services Inc., Fifth Third Bancorp, Huntington Bancshares Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp, Bank of America Corporation (Consumer), Citigroup Inc. (Global Consumer Bank), JPMorgan Chase & Co., and Wells Fargo & Company (Community Banking).

In 2016, McLagan Partners, Inc. provided benchmarking data for our named executive officers’ compensation for reference in determining awards under the Executive Bonus Program and the Performance Shares Plan and used the following peer group: Bank of America, BBVA Compass Bancshares, Inc., Citigroup Inc., Citizens Financial Group, Inc., Comerica, Inc., First Niagara Financial Group, Inc., Huntington Bancshares Incorporated, JPMorgan Chase & Co., M&T Bank Corporation, MUFG Union Bank, Regions Financial Corporation, State Street Corporation, SunTrust Banks, Inc., TD Bank Group, Northern Trust Corporation, U.S. Bancorp, and Wells Fargo & Company.

Lastly, we describe the peer group used in connection with specific measures leveraged within the Executive Bonus Program under the caption “Executive Bonus Program” and the peer groups used in connection with the Performance Shares Plan under the caption “Additional Long-Term Incentive Compensation.” Santander has also periodically used compensation surveys and databases to assist in setting certain of its executive officers’ overall compensation.

Components of Executive Compensation
For 2016, the compensation that we provided to our named executive officers consisted primarily of base salary and both short and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in benefits plans that we generally offer to all our employees, and we also provide the named executive officers with certain benefits and perquisites not available to the general employee population.

Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement. While each of the named executive officer’s employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. We review our named executive officers’ salary levels as a part of our annual bonus process.
Our Chief Human Resources Officer consulted with Santander’s Human Resources Department to ensure named executive officers’ salaries are competitive and take into account market competitive pay, salary history, our budget, scope of duties and responsibilities and individual performance. Santander’s Human Resources Department consulted with the Remuneration Committee and Santander’s Board of Directors in setting the base salary of Mr. Powell. Our named executive officers’ salaries were unchanged in 2016.
Incentive Compensation
We provide annual incentive opportunities for the named executive officers to reward achievement of both business and individual performance objectives and to link pay to both short-term and long-term performance. We intend our incentive programs to incentivize participants to achieve and exceed these objectives at the Santander, country, and business level, as well as to reward the progressive improvement of individual performance. All named executive officers are designated as Identified Staff and subject to the compensation guidelines of the European Banking Authority (EBA) and limits of the European Union Capital Requirements Directive IV (CRD IV) and likely other developing regulations. These regulations and guidelines define the short-term/immediate and long-term/deferred percentages for incentives awards with respect to the total compensation package as well as mandate that such awards be delivered in at least 50% shares or other instruments, such as American Depositary Receipts (“ADRs”), with a mandatory one-year holding period upon delivery, and no more than 50% in cash.
Executive Bonus Program
Our incentive program, which we refer to as the “Executive Bonus Program,” establishes both financial and non-financial measures to determine the bonus pool level from which we pay annual bonuses. The Executive Bonus Program is aligned with the first cycle of Santander’s corporate bonus program for executives of similar levels across the Santander platform.
Santander’s Board of Directors adopted the first cycle of its corporate bonus program for executives on February 12, 2016, and Santander’s shareholders approved it at its annual meeting of shareholders on March 18, 2016.
On January 26, 2016, our Compensation Committee approved the Executive Bonus Program for 2016. The Executive Bonus Program provides for variance in the amount of awards, higher or lower than their target bonus amount (which we describe below), in order to reinforce our pay for performance philosophy. Each of the named executive officers participated in the Executive Bonus Program for 2016. The general structure of the Executive Bonus Program is (a) to defer a portion of a participant’s award over a period of three or five years, depending on the participant’s seniority level within our organization, subject to the non-occurrence of certain circumstances; (b) in turn, to link a portion of such amount to our performance over a multiyear period; and (c) to pay a portion of such award in cash and a portion in Santander shares/ADRs, in accordance with the rules that we set forth below.
Under the Executive Bonus Program, we determine a pool in which awards for all participants are decided. The pool incorporates both SHUSA quantitative (via a scorecard) and qualitative considerations as well as feedback from Santander to ensure that the Executive Bonus Program links the pay of our executives to performance. Our Compensation Committee worked with Mr. Powell and Santander ’s Human Resources Committee and the Board Remuneration Committee to validate that the proposed scorecard performance metrics aligned with overall business goals. Our Compensation Committee reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance. All scorecard calculations for SHUSA under the Executive Bonus Program are determined in accordance with International Financial Reporting Standards because Santander uses similar terms and metrics in its incentive programs across its platform, making the use of country-specific accounting standards infeasible. Our named executive officers (except Mr. Plush) perform functions for both SHUSA and SBNA. Our Compensation Committee agreed to set the bonus funding levels for these executives based 60% on SBNA measures and 40% on SHUSA measures to recognize their pay needing to be aligned to both businesses’ performance as well as certain principles set forth by our regulators. SBNA`s scorecard calculations are determined in accordance with U.S. Generally Accepted Accounting Principles.

SBNA Bonus Pool Scorecard Overview: The metrics used to determine the pool for 2016 included the following and correspond to the table below. For purposes of the Executive Bonus Program, this scorecard relates to SBNA only. We define each of the measures below.
Part I: Quantitative

1.	Improve overall employee engagement score by 2% to 65%.

2.	Retain 90% of 2015 top performers.

3.	Complete at least 90% of critical capital and risk transformation deliverables (36).

4.	Complete at least 90% certain action plans for capital and risk transformation (21).

5.	Adhere to risk appetite statement (no breaches); defines the types and, where appropriate, level of risk SBNA is willing and able to accept in pursuit of strategic objectives.

6.	Achieve after tax net income of $196.9 million.

7.	Achieve return on risk-weighted assets equal to or exceeding 0.28%.

8.	Increase loan balance growth to at least $55.1 million.

9.	Increase deposit balance growth to $60.9 million.

10.	Increase loyal customers to 252,460.

SHUSA Modifier

•
The results of the SHUSA scorecard will mathematically modify SBNA’s scorecard results via the following calculation: [(SHUSA scorecard result minus SBNA scorecard result)*20%] (e.g., the difference between the two scorecard results multiplied by 20% is then added to the SBNA scorecard).

Part II: Qualitative Discretionary Adjustments

•
The Compensation Committee may in its discretion add or subtract up to 20% to the scorecard result based on qualitative factors, including but not limited to progress, sustainability, effectiveness as well as other circumstances relating to these core SBNA measures and results.

SBNA Bonus Pool Scorecard Results: The final pool is based on the sum of target incentives being multiplied by the results of the calculations that we set forth below. The results for 2016 were based on a full-year forecast and reflected the following:

Part I: Quantitative

1.	0%: Overall employee engagement score did not improve by 2% (59% result vs. 65% goal)

2.	4.7%: Retained 84.5% of key talent resulting in 93.9% achievement of target (84.5/90=93.9%*5% = 4.7%)

3.	10.3%: Completed more than the 90% goal (36 of 40) of critical capital and risk transformation deliverables resulting in 102.8% achievement of goal (37/36)*10%=10.3%.

4.	5.5%: Completed more than the 90% goal (21 of 23) of action plans for capital and risk transformation deliverables resulting in 109.5% achievement of goal (23/21)*5% = 5.5%.

5.	2.54%: Adhere to risk appetite statement; reduction of 2.46% for breaches (5%-2.46%=2.54%)

6.	15.4%: Achieved after tax net income of $151.9 million resulting in 77.2% achievement [(151.9/196.9)=77.2%*20%] = 15.4% of target.

7.	17.2%: Achieved return on risk-weighted assets of 0.25% [(.2453/.2848%)=86.1%*20%]= 17.2%.

8.	9.5%: Achieved loan balance growth of $52 million resulting in 94.7% achievement of target [(52/55)=94.7%*10%]=9.5%.

9.	9.9%: Achieved deposit balance growth of 60.192 resulting in 98.8% achievement of target [(60.9/60.19)=98.8%*10%]=9.9%.

10.	11.3%: Number of loyal customers was increased to 284,000 resulting in 112.5% achievement of target [(284/252.4)=112.5%*10%]=11.3%.

TOTAL Calculated Rounded Result = 86.2%
(0%+4.7%+10.3%+5.5%+2.54%+15.4%+17.2%+9.5%+9.9%+11.3%)

SHUSA Modifier

•	SHUSA scorecard result was 102% (explained below) and SBNA scorecard result was 86.2%

•	102-86.2*20% = 3.2% which was added to the SBNA scorecard results = 89.4%

Part II: Qualitative Discretionary Adjustments

•	Our Compensation Committee added 12.6% points to the calculated score as a discretionary adjustment.

SBNA Final Discretionary Pool Rounded Result = 102% (89.4%+12.6%)

SHUSA Bonus Pool Scorecard Overview: The metrics used to determine the pool for 2016 included the following and correspond to the table below. We define each of the measures below.
Part I: Quantitative

1.	Improve overall employee engagement score by 2% to 70%.

2.	Retain 90% of 2015 top performers.

3.	Complete at least 90% of critical capital and risk transformation deliverables (72).

4.	Complete at least 90% certain action plans for capital and risk transformation (84).

5.	Complete 100% of all holding company integration-related regulatory filings and valuations.

6.	Achieve risk-weighted assets capital result of $120.9 million.

7.	Achieve non-performing loan ratio under 2.3%.

8.	Adhere to risk appetite statement (no breaches); defines the types and, where appropriate, level of risk we are willing and able to accept in pursuit of strategic objectives.

9.	Achieve after tax net income of $793.4 million.

10.	Achieve return on risk-weighted assets equal to or exceeding 0.83%.

11.	Increase loyal customers to 292,024.

Part II: Qualitative Discretionary Adjustments

•
The Compensation Committee may in its discretion add or subtract up to 20% to the scorecard results based on qualitative factors including but not limited to progress, sustainability, effectiveness, as well as other circumstances relating to these core measures and results.

Santander Discretionary Modifier

•
Santander’s Human Resources Committee and Board Remuneration Committee will assess our scorecard results and validate the maximum pool funding level in its full discretion (considering topics including but not limited to progress of our regulatory agenda, the advancement of our integration and governance model and management of our risk appetite statement).

SHUSA Bonus Pool Scorecard Calculations: The final pool is based on the sum of target incentives being multiplied by the results of the calculations that we set forth below. The results for 2016 included were based on a full-year forecast and reflected the following:

Part I: Quantitative

1.	0%: Overall employee engagement score did not improve by 2% (63% result vs. 70% goal).

2.	4.8%: Retained 86.4% of key talent resulting in 96% achievement of target (86.4/90 = 96%*5% = 4.8%)

3.	5.1%: Complete more than the 90% goal (73 of 80) of critical capital and risk transformation deliverables resulting in 101% achievement to goal (73/72)*5% = 5.1%

4.	4%: Completed less than the 90% goal (84 of 93) of action plans for capital and risk transformation deliverables resulting in 80% achievement to goal (67/84)*5% = 4%

5.	5%: Completed 100% of all holding company integration-related regulatory filings and valuations resulting in 100% achievement of target.

6.	5%: risk weighted assets capital results vs. plan; Goal = 120.9M; Result was $118.4M therefore staying under the cap = 5%

7.	5.1%: Non-performing loan ratio vs. plan; Goal = 2.3%; Calculation = 2.3%/2.28% = 101% achievement*5%=5.1%

8.	4%: Adhere to risk appetite statement; reduction of .96% for breaches (5%-.96%=4%)

9.	23.7%: Achieved after tax net income of $753.7 million resulting in 95% achievement [(753/793) =95%*25%] = 23.7% of target.

10.	24.6%: Achieved return on risk-weighted assets of 0.82%. [(.816/.83%)=98.3%*25%] = 24.6% of target

11.	10.5%: Number of loyal customers was increased to 305,000 resulting in 105% achievement of target [(305/292)=105%*10%]=10.5%.

TOTAL Calculated Rounded Result 91.7% = 0%+4.8%+5.1%+4%+5%+5%+5.1%+4%+23.7%+24.6%+10.5%

Part II: Qualitative Discretionary Adjustments

•	Our Compensation Committee added 10.3% to the calculated score as a discretionary adjustment.

Group Discretionary Modifier

•
Santander’s Human Resources and Board Remuneration Committee reviewed our forecasted scorecard results, validated the quantitative calculations, and then in their full discretion agreed to a pool funding level of up to 105%.

SHUSA Final Discretionary Pool Rounded Result = 102% (91.7%+10.3%)

Final Result Summary:

•	The final pool calculation was 102% for SBNA

•	The final pool calculation was 102% for SHUSA

•	The ‘dual-hatted executives’ were funded as follows: [(60% SBNA *102%=61.2%)+(40% SHUSA*102%=40.8%)=102%] final funding level

Setting Targets: We assigned each of the named executive officers a target bonus amount at the beginning of 2016. We determined the target bonus awards taking into account market competitive pay, historical pay, our budget, level of duties and responsibilities, individual performance, and historical track record within the organization for each individual. We review these factors at least annually and the target bonus amounts for 2016 were subject to management review as well as Compensation Committee review as needed.

Discretionary Pay for Performance Decisions: During the decision-making process, we used target bonus amounts to establish an initial starting point for the executive. Each named executive officer’s initial bonus target was subject to a discretionary adjustment, either upwards or downwards, based on the pool calculation results, and the executive’s individual performance evaluation. In no event did the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. For the named executive officers who commenced employment in 2016 and who had pre-established targets in connection with their hiring, we used 100% of such target. Our compensation philosophy is evolving so in 2016, we shifted from looking solely at pay against target to also assessing each named executive officer's actual bonus from one year to the next. Both percentages against target, and against prior year actual bonus, were considered to determine final pay and are referenced in the table below.

We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific objectives directly related to the named executive officer’s job responsibilities. These goals are not all objective, formulaic, or quantifiable. Rather they include both quantitative and qualitative measures that cut across critical objectives related to business strategy and performance; regulatory, compliance and risk management; our customers and clients; as well as our employees and culture. We describe certain of these measures for each of the named executive officers

Mr. Powell

Mr. Powell’s 2016 functional objectives included, but were not limited to:

•	Deliver budget financials and grow core deposits and loyal customers.

•	Complete strategic plan and begin execution of it.

•	Significant improvement in technology stability, efficiency and effectiveness.

•	Ensure we uphold our charter requirements.

•
Continue to make progress on outstanding regulatory issues, including the transformation and fundamentals in the risk, finance and technology functions and ensuring implementation of Heightened Standards in SBNA.

•	Complete organization design and restructuring.

•	Fully implement holding company structure and integrate businesses into SHUSA.

•	Continue to implement a culture of risk management and compliance and ensure Santander values (Simple, Personal and Fair).

Based on his performance results, we paid Mr. Powell 124% of his target bonus level, which is 106% of his prior year bonus.

Mr. Dayal
Mr. Dayal’s 2016 functional objectives included, but were not limited to:

•	Drive strategy development, including the creation of a new strategic plan.

•	Improve SBNA`s earnings contribution, evaluate product contribution and return on capital, refine cost allocation methodologies and develop and implement capital allocation tools.

•	Oversee the final phases of holding company implementation.

•	Implement new planning tools and complete organization restructuring.

•
Complete all internal audit recommendations and enhancements needed to meet liquidity stress testing/enhanced liquidity standards and continue to upgrade comprehensive capital analysis and review capabilities.

•	Contribute to culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results, we paid Mr. Dayal his guaranteed minimum bonus.

Mr. Lipsitz
Mr. Lipsitz’s 2016 functional objectives included, but were not limited to:

•	Reduce outside legal expense and continue building an integrated legal department in order to strengthen the legal function.

•	Enhance corporate secretary function and overall SHUSA Board support with better alignment across our platform.

•	Address regulatory requirements and challenges.

•	Ensure we uphold our charter requirements.

•	Contribute to culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results, we paid Mr. Lipsitz 123% of his target bonus level, which is 130% of his prior year bonus.

Mr. Gunn

Mr. Gunn’s 2016 functional objectives included, but were not limited to:

•	Create an effective risk organization focused on consistent execution of risk management activities across our platform.

•	Implement a consistent risk governance program across our platform supported by monthly business-level risk reporting.

•	Strengthen the culture of risk ownership, accountability, and mindfulness across our platform.

•	Implement and promote an organizational model that drives accountability, ownership, and empowerment; and develop appropriate succession planning.

•
Develop and implement an effective operational risk framework and fraud risk management program, enhance enterprise risk management governance/processes, implement risk control self-assessment processes, and improve comprehensive capital analysis and review and Dodd-Frank Act stress testing loss forecasting models.

•	Contribute to culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results, we paid Mr. Gunn 100% of his target bonus level, which is 100% of his prior year bonus.

Mr. Griffiths
Mr. Griffiths’ 2016 functional objectives included, but were not limited to:

•	Developing an information technology and operations strategic plan and start execution in 2016.

•	Ensure projects under capital and risk transformation that pertain to technology and operations are executed as planned.

•	Improve systems performance, stability and availability.

•	Improve service quality on customer requirements (problem resolution and requests) and gain clarity on accountability of deliverables.

•	Build up our technology and operations risk management program and collaborate with regulators, internal auditors and external auditors on issue detection.

•	Contribute to culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results we paid Mr. Griffiths his guaranteed minimum bonus.
Mr. Plush
Mr. Plush’s 2016 functional objectives included, but were not limited to:

•	Implement comprehensive facilities strategies with the goal of reduced costs and optimized locations.

•	Build an effective procurement function and integrate it across our platform.

•	Significantly reduce consulting spend, support execution of third-party vendor management program and lead renegotiation of major vendor contracts.

•	Improve quality of investor communications.

•	Establish and support business control processes in New York.

•	Work to establish an effective first line control function across our platform.

•	Contribute to a culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results, we paid Mr. Plush 59% of target bonus level, which is 62% of his prior year bonus.

On January 24, 2017, Santander’s Human Resources Committee, Santander’s Board Remuneration Committee, and Santander’s Board of Directors validated our submitted bonus amounts for all of the named executive officers. On January 30, 2017, our Compensation Committee approved the validated 2016 awards for the named executive officers. Our Board of Directors approved Mr. Powell’s bonus on January 31, 2017.
Each named executive officer’s actual award amounts compared to target and prior year are as follows:

Name	2015 Bonus ($)	2016 Target ($)	Final 2016 Bonus ($)	Awarded Bonus as % of 2016 Target	Awarded Bonus as % of 2015 Bonus
Scott Powell	$2,366,000	$2,008,857	$2,500,000	124%	106%
Madhukar Dayal(1)	—	$1,800,000	$1,800,000	100%
Michael Lipsitz	$1,080,845	$1,140,000	$1,400,000	123%	130%
Brian Gunn	$1,805,875	$1,800,000	$1,802,000	100%	100%
Daniel Griffiths(1)	—	$1,620,000	$1,620,000	100%
Gerald Plush	$1,364,700	$1,440,000	$850,000	59%	62%

(1)	Target bonus was minimum guaranteed under the terms of an applicable letter agreement.

Bonus Delivery: We paid current awards to the named executive officers under the Executive Bonus Program for 2016 as a combination of short-term and long-term incentive awards payable in a combination of cash and Santander common stock/ADRs. These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander and us, as applicable. Any award made in shares of Santander common stock/ADRs under the Executive Bonus Program is subject to a one-year holding requirement from the vesting date of the shares.
Short-term/Immediate: Under the Executive Bonus Program, the named executive officers receive the short-term award 50% in cash and 50% in immediately vested Santander common stock/ADRs.

Long-term/Deferred: Under the Executive Bonus Program, the named executive officers are required to defer a portion of their bonus. Santander classified Mr. Powell as “Country Head” and, therefore, he must defer 50% of his overall bonus award. Santander classified Messrs. Dayal, Lipsitz, Gunn, Griffiths and Plush, as “Other Executives” and therefore they each must defer 40% of their respective overall bonus awards.
We deliver deferred amounts under the Executive Bonus Program 50% in cash and 50% in Santander common stock/ADRs. The deferred amounts are paid out in equal installments over three or five years, depending on the participant’s level (see chart further below) and the participant remaining employed through the applicable payment date (except in certain limited circumstances), as long as none of the following occurs:

•	Poor financial performance of Santander;

•	Violation by the participant of internal regulations, particularly those relating to risks;

•	Material restatement of Santander`s financial statements, when so considered by the external auditors, except when appropriate pursuant to a change in accounting standards; or

•	Significant changes in the financial capital or risk profile of Santander.

Any irregular conduct, either individual or collective, any negative effects arising from the sale of inadequate products and the responsibility of the persons or bodies in charge or making those decisions shall be particularly looked at. In turn, the accrual of a portion of such deferred amounts (in particular, the third installment and, where applicable, the fourth and fifth) is subject to the compliance with certain multiyear objectives during the 2016-2018 period and to the metrics and scales associated with such multiyear objectives, as described below. Once the 2018 financial year has ended, Santander`s Board will be able to set, following a proposal by the Remuneration Committee, the maximum amount of each annual payment of the deferred portion subject to the objectives.

Multiyear objectives, metrics and compliance scales are as follows:

a)
Compliance with consolidated earnings-per-share (“EPS”) growth target of Santander for 2018 versus 2015. The coefficient corresponding to this target (the “EPS Coefficient”) will be obtained from the following table:

2018 EPS growth (% against 2015)	EPS Coefficient
≥ 25%	1
≥ 0% but < 25%	0 - 1 (*)
< 0%	0

(*)	Straight-line increase in EPS coefficient based on the specific percentage of growth of 2018’s EPS with respect to 2015’s EPS within this bracket of the scale.

b)
Relative performance of total shareholder return (“TSR”, as we define below) of Santander for the 2016-2018 period compared to the weighted TSRs of a peer group of 35 credit institutions, which we set forth below.

c)	For these purposes:

“TSR” is defined as the difference (expressed as a percentage) between the final value of an investment in ordinary shares of Santander and the initial value of the same investment, taking into account that, for the calculation of such final value, dividends or other similar items received by the shareholder due to such investment during the corresponding period of time will be considered as if they had been invested in more shares of the same class at the first date on which the dividend or similar item is owed to the shareholder and at the average weighted listing price on that date. To calculate TSR, the average weighted daily volume of the average weighted listing prices corresponding to the 15 trading sessions prior to January 1, 2016 (for the calculation of the initial value), and of the 15 trading sessions prior to January 1, 2019 (for the calculation of the final value), will be taken into account.

The peer group is the following 35 financial institutions:

Bank
BBVA	Itaú
CaixaBank	Bradesco
Bankia	Banco do Brasil
Popular	Banorte
Sabadell	Banco de Chile
BCP	M&T Bank Corp
BPI	Keycorp
HSBC	Fifth Third Bancorp
RBS	BB&T Corp.
Barclays	Citizens
Lloyds	Crédit Acceptance Corp.
BNP Paribas	Ally Financial Inc.
Crédit Agricole	PKO
Deutsche Bank	PEKAO
Société Générale	Millenium
Nordea	ING Polonia
Intesa San Paolo	mBank
Unicredit
In case of unexpected changes in the peer group and in light of objective circumstances, Santander`s Board, following a report from the Santander`s Board Remuneration Committee, will have the power to adjust the rules of comparison among them or to modify the peer group’s composition.
TSR compliance scale:

TSR position of Santander	"TSR Coefficient"
Exceeding percentile 66	1
Between percentiles 33 and 66	0-1(*)
Below percentile 33	0

(*)	Proportional increase of TSR Coefficient, such that, within this line of the scale, the coefficient increases depending on the number of positions risen in the ranking.

d)
Compliance with a targeted (fully-loaded) consolidated common equity tier 1 (“CET1”) ratio of Santander on December 1, 2018 greater than 11%, although it may be adjusted as a consequence of any regulatory change that may affect the calculation of such ratio. In order to verify if this target has been met, any potential increase in CET1 deriving from share capital increases (other than those implemented under the Santander dividend plans) will be disregarded.

•	If such target is achieved, this metric will be assigned a “CET1 Coefficient” of 1.

•	If such target is not achieved, this metric will be assigned a “CET1 Coefficient” of 0.

e)	Compliance with Santander’s underlying return on risk-weighted assets (“RoRWA”) growth target for financial year 2018 compared to financial year 2015:

2018 RoRWA growth (% against 2015)	RoRWA Coefficient
≥ 20%	1
≥ 10% but < 20%	0.5 - 1 (*)
< 10%	0

(*)	Straight-line increase in RoRWA Coefficient based on the specific percentage of growth of 2018’s RoRWA with respect to 2015’s RoRWA within this bracket of the scale.

Consequently, to determine the maximum amount of the deferred portion subject to objectives that, if applicable, must be paid to each beneficiary on the corresponding anniversaries (each payment, a “Final Annual Payment”), and without prejudice to the adjustments that may result from malus clauses, the following formula will be applied to each one of the annual payments pending payment:

Final Annual Payment = Amt. x (0.25 x A + 0.25 x B + 0.25 x C + 0.25 x D)

where:

•	“Amt.” corresponds to the amount of award equivalent to an annual payment.

•	“A” is the EPS coefficient according to the scale in paragraph (a) above based on EPS growth in 2018 with respect to 2015.

•	“B” is the TSR coefficient according to the scale in paragraph (b) above based on the relative performance of the TSR of Santander for the 2016-2018 period with respect to the peer group.

•	“C” is the CET1 coefficient according to compliance with the CET1 target described in paragraph (c) above.

•	“D” is the RoRWA coefficient according to the scale in paragraph (d) above based on the level of RoRWA growth in 2018 with respect to 2015.

Santander’s Board of Directors may in its discretion revise the structure of this portion of the Executive Bonus Program.

Named Executive Officer	Percentage of Award Deferred	Deferral Period
Mr. Powell	50%	5 years
Other Named Executive Officers	40%	3 years

Sample for Mr. Powell:

Sample for Other Named Executive Officers
Additional Long-Term Incentive Compensation
Messrs. Powell, Lipsitz, Gunn, and Plush participated in the Performance Shares Plan for 2015, under which Santander granted equity awards for participants in 2016. The Performance Shares Plan, which Santander sponsored for certain eligible employees, consists of a multiyear bonus plan under which Santander awarded a participant a maximum number of shares of Santander common stock/ADRs. The shares are subject to certain pre-established time-based and performance-based requirements. Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year.

For the 2015 performance year, Santander adopted the second cycle of the Performance Shares Plan, which we refer to as the “second cycle.” Under the second cycle, participants, who include the named executive officers, received Santander common stock/ADRs.

Santander’s Board of Directors adopted the second cycle of the Performance Shares Plan on February 23, 2015, and Santander’s shareholders approved the second cycle at its annual meeting of shareholders on March 27, 2015. The second cycle has different features than the first cycle from 2014, to ensure alignment with Santander’s strategic objectives and market trends and therefore also has a different peer group. The second cycle includes following features:

•	The second cycle is for a four-year period, consisting of 2015 through 2018.

•
The value of the maximum number of shares that each participant is eligible to receive is 20% of the participant’s target bonus under the 2015 Executive Bonus Program. We refer to this number as the “reference value.”

•
Santander calculates an approved initial share value of shares under the second cycle by applying two coefficients to the reference value based on Santander’s earnings per share and return on tangible equity (“ROTE’) achievements for 2015 in the following manner:

2015 Earnings Per Share (% with respect to budgeted 2015 Earnings Per Share)	2015 Earnings Per Share Coefficient
≥ 90%	1
> 75% but < 90%	0.75-1
≤ 75%	0

2015 ROTE (% with respect to budgeted 2015 ROTE)	2015 ROTE Coefficient
≥ 90%	1
> 75% but < 90%	0.75-1
≤ 75%	0

Santander calculates the approved initial share value through the following formula:

Approved Initial Share Value = Reference Value x (0.5 x 2015 Earnings Per Share Coefficient + 0.5 x 2015 ROTE Coefficient)

•
Santander calculates the initial number of Santander shares that it will deliver to each participant in the second cycle by dividing the approved initial share value by the weighted average per daily volume of the weighted average listing prices of the Santander share over the last 15 trading sessions prior to January 26, 2016. If necessary, Santander converts this amount to euros using the average exchange rate over the last 15 trading sessions prior to January 26, 2016.

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

•
The number of shares that Santander delivers to participants may change from the initial number depending on the level of achievement of certain multiyear objectives as we describe below. We refer to this revised number of shares as the “accrued shares.” The multiyear objectives are as follows:

(A)	Increase in Santander earnings per share in the period of 2015 through 2017 in relation to a peer group of 17 financial institutions, as follows:

Position of the increase in the Santander 2015-2017 Earnings Per Share Versus Peers	2015-2017 Earnings Per Share Coefficient
From 1st to 5th	1
6th	0.875
7th	0.75
8th	0.625
9th	0.50
10th-18th	0
For purposes of determining the 2015-2017 earnings per share coefficient, the peer group consists of Wells Fargo, JPMorgan Chase & Co., HSBC, Bank of America, Citigroup, BNP Paribas, Lloyds, UBS, BBVA, Barclays, Standard Chartered, ING, Deutsche Bank, Société Générale, Intesa San Paolo, Itaú-Unibanco, and Unicredito. Santander may adjust the composition of the peer group in the event that unforeseen circumstances occur.

(B) Santander’s return on tangible equity (ROTE) in 2017:

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

(E) Customer loyalty, as determined by Santander’s Retail Division Head, measured by, as of December 31, 2017, whether Santander meets its customer loyalty target.

Loyal individual customers (% of budget for the market concerned) as of December 31, 2017	Retail Coefficient	Loyal corporate customers (% of budget for the market concerned)	Corporates Coefficient
≥ 100%	1	≥ 100%	1
> 90% but < 100%	0.5-1	> 90% but < 100%	0.5-1
≤ 90%	0	≤ 90%	0

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

Accrued Number of Shares = Initial Number of Shares x (0.25 x A + 0.25 x B + 0.2 x C + 0.15 x D + 0.075 x E1 + 0.075 x E2)

•
In addition to the vesting requirements we describe above, in order for a participant to receive the shares under the second cycle, the participant must remain continuously employed at Santander or a subsidiary through June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability, or death. Awards of shares under the second cycle are subject to a one-year holding requirement from the payment date of the award.

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

Santander no longer has an additional long-term incentive plan. Santander merged the targeted awards made under the long-term incentive plan in previous years with the target incentive awards granted under the Executive Bonus Program.

Annual Discretionary Bonuses

In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance outside of our incentive compensation program, which we described above. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received discretionary bonuses outside the Executive Bonus Program for 2016.

Employment and Other Agreements

We have entered into letter agreements with each of our named executive officers to establish key elements of compensation that differ from our standard plans and programs. Santander and we both believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Letter Agreements.”

Sign-On, Buy-Out and Retention Bonuses

We paid sign-on and buy-out bonuses to certain of the named executive officers in connection with their commencing employment with us. Providing these sign-on and buy-out bonuses is an industry-standard practice that supports the attraction of executives and make executives whole for forfeited compensation that they would otherwise receive if they had not left their prior employment. In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. These retention bonuses comply with all applicable regulatory guidance and we describe them in the description of the named executive officers’ respective letter agreements, where applicable.

Other Compensation

We provide limited perquisites and personal benefits to our named executive officers. The Compensation Committee has determined that each of these benefits has a valid business purpose. We describe these perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.

Retirement Benefits

Each of the named executive officers is eligible to participate in our qualified retirement plan under the same terms as our other eligible employees. In addition, the named executive officers are eligible to defer receipt of all or part of their annual bonuses under a nonqualified deferred compensation arrangement. We describe this arrangement below under the caption “Deferred Compensation Plan.”

Compensation Committee Report

For purposes of Item 407(e)(5) of Regulation S-K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III-Item 11 of this Form 10-K with management. Based upon the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2016.

Submitted by:
Catherine Keating, Chair
Stephen Ferriss
Juan Guitard
Victor Matarranz
Richard Spillenkothen

The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act, and notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act, or the Securities Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation
The following directors served as members of our Compensation Committee in 2016: Catherine Keating, Stephen A. Ferriss, Juan Guitard, Richard Spillenkothen, and Victor Matarranz. Mr. Guitard is the Head of Internal Audit at Santander and Mr. Matarranz is the Head of Group Strategy at Santander. With these exceptions, no member of the Compensation Committee (i) was during the 2016 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC.

No executive officer of SHUSA serves as a member of the compensation committee or Board of Directors of any other company whose members include an individual who also serves on our Board of Directors or the Compensation Committee.

Summary Compensation Table - 2016

Name and Principal Position	Year	Salary ($) (5)	Bonus ($)(6)	Stock Awards ($) (7)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (8)	Total ($)

Scott Powell (1)	2016	$2,000,000	$1,250,000	$1,129,778	$—	$—	$—	$108,529	$4,488,307
President and Chief Executive Officer	2015	$1,653,846	$3,750,000	$—	$—	$—	$—	$73,336	$5,477,182

Madhukar Dayal(2)	2016	$788,462	$2,151,000	$—	$—	$—	$—	$213,111	$3,152,573
Chief Financial Officer and Principal Financial Officer

Michael Lipsitz	2016	$650,000	$2,385,000	$569,701	$—	$—	$—	$141,489	$3,746,190
Chief Legal Officer	2015	$215,000	$1,175,000	$—	$—	$—	$—	$31,063	$1,421,063

Brian Gunn	2016	$1,000,000	$1,431,869	$945,001	$—	$—	$—	$121,217	$3,498,087
Chief Risk Officer	2015	$557,692	$800,000	$—	$—	$—	$—	$44,720	$1,402,412

Daniel Griffiths(3)	2016	$653,846	$1,310,000	$—	$—	$—	$—	$88,412	$2,052,258
Chief Technology Officer

Gerald Plush (4)	2016	$1,000,000	$425,000	$719,044	$—	$—	$—	$25,840	$2,169,884
Former Chief Financial Officer and Principal Financial Officer	2015	$738,462	$600,000	$509,802	$—	$—	$—	$15,060	$1,863,324
	2014	$447,692	$375,000	$—	$—	$—	$—	$73,417	$896,109

Footnotes:

1.	Mr. Powell served as a director of SHUSA and SBNA. Mr. Powell received no compensation for his service as a director.

2.	Mr. Dayal commenced employment with us on March 14, 2016 and was appointed as the Chief Financial Officer and as our Principal Financial Officer on April 14, 2016.

3.	Mr. Griffiths commenced employment with us on May 2, 2016 and was appointed at the Chief Technology Officer on June 20, 2016.

4.	Mr. Plush served as our Principal Financial Officer through April 14, 2016.

5.	Reflects actual base salary paid through the end of the applicable fiscal year.

6.
The amounts in this column for 2016 reflect the cash portion of the applicable named executive officer’s payable under the Executive Bonus Program as well as other cash bonuses payable pursuant to an applicable letter agreement and do not include amounts payable in Santander common stock/ADRs that vest in future years pursuant to the terms of the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Incentive Compensation.” The bonuses earned by the named executive officers for 2016 under the Executive Bonus Program before deferral were:

Named Executive Officer	Bonus
Scott Powell	$2,500,000
Madhukar Dayal	$1,800,000
Michael Lipsitz	$1,400,000
Brian Gunn	$1,802,000
Daniel Griffiths	$1,620,000
Gerald Plush	$850,000

7.
The amounts in this column for 2016 reflect the grant date fair value of such awards granted under Santander’s Performance Share Plan determined in accordance with A.S.C. Topic 718. We describe Santander’s Performance Share Plan in the Compensation Discussion and Analysis section above. See Note 16 of these Consolidated Financial Statements for a discussion of the relevant assumptions used to account for these awards.

8.    Includes the following amounts that we paid to or on behalf of the named executive officers with respect to service for us:

	Year	Powell	Dayal	Lipsitz	Gunn	Griffiths	Plush

Car Allowance	2016	$0	$0	$0	$0	$0	$9,000
	2015	$0	$—	$0	$0	$—	$9,000
	2014	$—	$—	$—	$—	$—	$6,750

Contribution to Defined Contribution Plan	2016	$10,600	$10,600	$10,600	$10,600	$0	$10,600
	2015	$10,600	$—	$0	$—	$—	$—
	2014	$—	$—	$—	$—	$—	$—

Relocation Expenses, Temporary Housing, and Spousal Allowance	2016	$56,000	$133,261	$0	$0	$8,538	$—
	2015	$36,300	$—	$0	$0	$—	$—
	2014	$—	$—	$—	$—	$—	$62,187

Housing Allowance, Utility Payments, and Per Diem	2016	$0	$0	$48,000	$51,250	$33,549	$0
	2015	$0	$—	$20,000	$34,850	$—	$0
	2014	$—	$—	$—	$—	$—	$0

Legal, Tax, and Financial Consulting Expenses	2016	$0	$0	$0	$2,045	$0	$0
	2015	$0	$—	$0	$0	$—	$0
	2014	$—	$—	$—	$—	$—	$0

Tax Reimbursements (*)	2016	$41,929	$69,250	$56,044	$51,082	$32,450	$0
	2015	$26,436	$—	$11,063	$2,510	$—	$0
	2014	$—	$—	$—	$—	$—	$0

School Tuition and Language Classes	2016	$0	$0	$0	$0	$0	$0
	2015	$0	$—	$0	$4,800	$—	$0
	2014	$—	$—	$—	$—	$—	$0

Paid Parking	2016	$0	$0	$0	$6,240	$0	$6,240
	2015	$0	$—	$0	$2,560	$—	$6,060
	2014	$—	$—	$—	$—	$—	$4,480

Taxable Fringe Benefits	2016	$0	$0	$26,845	$0	$13,875	$0
	2015	$0	$—	$0	$0	$—	$0
	2014	$—	$—	$—	$—	$—	$0

Total	2016	$108,529	$213,111	$141,489	$121,217	$88,412	$25,840
	2015	$73,336	$—	$31,063	$44,720	$—	$15,060
	2014	$—	$—	$—	$—	$—	$73,417

(*)	Includes amounts paid to gross up for tax purposes certain perquisites and tax payments in accordance with an applicable employment or letter agreement or other arrangement.

Grants of Plan-Based Awards-2016

		Estimated Possible Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant __Date__	Target ___(#)__

Scott Powell	2/22/2016			$115,967	(1)	$461,951
	2/22/2016			$115,967	(2)	$461,951
	7/5/2016	$47,750	(3)			$205,877

Madhukar Dayal	—			—		$—

Michael Lipsitz	2/22/2016			$66,101	(1)	$263,311
	2/22/2016			$44,068	(2)	$175,543
	7/5/2016	$30,348	(3)			$130,847

Brian Gunn	2/22/2016			$111,329	(1)	$443,475
	2/22/2016			$74,219	(2)	$295,649
	7/5/2016	$47,750	(3)			$205,877

Daniel Griffiths	—	—		—		$—

Gerald Plush	2/22/2016			$83,497	(1)	$332,607
	2/22/2016			$55,664	(2)	$221,736
	7/5/2016	$38,200	(3)			$164,701

Footnotes:

(1)	Reflects the number of shares of vested Santander common stock/ADRs granted in 2016 to the applicable named executive officer under the Executive Bonus Program subject to one-year retention.

(2)
Reflects the number of bonus deferral shares of Santander common stock/ADRs granted in 2016 to the applicable named executive officer under the Executive Bonus Program. Such shares vest ratably over three years on the anniversary of the grant date.

(3)
Reflects the number of shares of Santander common stock/ADRs granted under the second cycle of the Performance Shares Plan, subject to vesting criteria as we describe under “Additional Long-Term Incentive Compensation.”

Outstanding Equity Awards at Fiscal 2016 Year End

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Scott Powell			115,967	(2)	$600,709
			47,750	(5)	$247,345

Madhukar Dayal			—		$—

Michael Lipsitz			44,068	(2)	$228,272
			30,348	(5)	$157,203

Brian Gunn			74,219	(2)	$384,454
			47,750	(5)	$247,345

Daniel Griffiths			—		$—

Gerald Plush			12,190	(1)	$63,144
			1,460	(4)	$7,563
			16,380	(3)	$84,848
			55,664	(2)	$288,340
			38,200	(5)	$197,876

Footnotes:

(1)
Santander awarded these shares on February 27, 2015, under the deferral feature of the 2014 Executive Bonus Program. One-third of these shares vested on February 27, 2016, one-third vested on February 27, 2017, and one-third vest on February 27, 2018.

(2)
Santander awarded these shares on February 22, 2016, as additional shares granted under the 2015 Executive Bonus Program. One-third of these shares vest on February 22, 2017, one-third vest on February 22, 2018, and one-third vest on February 22, 2019.

(3)
Santander awarded these shares on June 29, 2015, under the first cycle of the 2014 Performance Shares Plan. One-third of these shares vested on June 29, 2016, one-third vest on June 29, 2017, and one-third vest on June 29, 2018. The number of shares delivered depends on achievement of certain performance criteria set forth in the first cycle plan.

(4)
Santander awarded these shares on July 21, 2015, as additional shares granted under the 2014 Executive Bonus Program. One-third of these shares vest on February 27, 2016, one-third vest on February 27, 2017, and one-third vest on February 27, 2018.

(5)
Santander awarded these shares on July 5, 2016, under the second cycle of the 2015 Performance Shares Plan. All shares cliff vest on the third anniversary of the award date and the number of shares delivered depend on achievement of performance criteria set forth in the second cycle plan, which we describe in the Compensation Discussion and Analysis section above under the heading entitled “Additional Long-Term Incentive Compensation.”

Option Exercises and Stock Vested-2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Powell	—	$—	115,967	$461,693
Madhukar Dayal	—	$—	0	$0
Michael Lipsitz	—	$—	66,101	$263,164
Brian Gunn	—	$—	111,329	$443,228
Daniel Griffiths	—	$—	0	$0
Gerald Plush	—	$—	90,322	$359,493

Equity Compensation Plans

As we describe in the Compensation Discussion and Analysis section, the named executive officers receive a portion of their compensation in Santander common stock (or ADRs, in the case of native U.S. participants or participants who elect to have their shares delivered in the U.S.) under the Executive Bonus Program and the Performance Shares Plan (we describe the provisions of this plan in the Compensation Discussion and Analysis section). We set forth below information about the potential shares that our named executive officers may receive under these programs.

Executive Bonus Program

Our named executive officers deferred the following amounts into the Executive Bonus Program for 2016 and will be entitled to the following number of shares if the program’s conditions are satisfied:

Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred*
Scott Powell	$1,250,000	$625,000	115,839
Madhukar Dayal	$720,000	$360,000	66,724
Michael Lipsitz	$560,000	$280,000	51,896
Brian Gunn	$720,800	$360,400	66,798
Daniel Griffiths	$648,000	$324,000	60,051
Gerald Plush	$340,000	$170,000	31,508
* Number of shares based on an exchange rate of €1.06 to $1 and a $5.09 per share price. Amounts deferred by and shares awarded are estimates subject to the tax-equalization provisions of the named executive officer’s respective employment or letter agreement, if applicable.

Description of Letter Agreements

We and/or Santander have entered into letter agreements with our named executive officers that were in effect in 2016. We describe each of the agreements below.

Scott Powell

We entered into a letter agreement with Mr. Powell dated as of February 27, 2015.

Mr. Powell’s letter agreement provides that he will serve as our President and Chief Executive Officer and as a member of our Board of Directors. The agreement does not have a term.

The letter agreement provides for a base salary of $2,000,000. In addition, Mr. Powell received a sign-on restricted share grant under which on the effective date of the agreement he was paid $2,750,000, of which he was required to use the net after-tax proceeds to purchase shares, which he may not transfer for three years.

Mr. Powell is eligible to participate in our annual bonus plan contingent upon the achievement of annual performance objectives. Mr. Powell's annual bonus target for 2015 was $1,500,000 and the letter agreement provides that the bonus for 2015 would not be lower than the target bonus (provided Mr. Powell was employed with us on December 31, 2015). The bonus was paid partially in cash and partially in shares, in accordance with the terms of Santander’s executive bonus program.

The letter agreement also provides, among other things, that Mr. Powell will participate in the Performance Shares Plan, which provides for an award for 2015 equal to 20% of his base salary paid in shares, subject to attainment of performance goals and the other provisions of the Performance Shares Plan.

The letter agreement provides that Santander will reimburse Mr. Powell for relocation expenses (including any taxes on that reimbursement), provided Mr. Powell relocates to Boston within two years of the effective date of the agreement.

Madhukar Dayal

We entered into a letter agreement with Mr. Dayal, dated December 9, 2015.
Mr. Dayal’s letter agreement provides for him to serve as Chief Financial Officer. The agreement does not have a term.
The letter agreement provides for a base salary of $1,000,000. In addition, Mr. Dayal is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Dayal’s annual bonus target is $1,500,000 and the letter agreement provides that the bonus for 2016 would not be lower than the target bonus.
The letter agreement also provides, among other things, that Mr. Dayal will participate in the Corporate Long-Term Incentive Plan, subject to its terms, except that for 2016, Mr. Dayal’s award is equal to 15% of his target bonus.
Mr. Dayal’s letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

•
The remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each years payment paid ½ in cash and ½ in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Dayal not having voluntarily terminated or been terminated for cause through the date of payment as well as conditioned on none of the following circumstances occurring during the deferral period:

•	Deficient performance by Santander;

•	Failure by Mr. Dayal to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in accounting rules); or

•	Significant negative variations in Santander’s economic capital or risk profile.

The letter agreement also provides that Mr. Dayal will receive a sign-on bonus of $300,000, which was paid following his first 30 days of employment. If Mr. Dayal voluntarily terminates employment or we terminate him for cause within 24 months of employment, Mr. Dayal must repay such sign-on bonus to us.
Mr. Dayal’s letter agreement also provides for payment of an additional amount totaling $1,902,000 to compensate him for losses he incurred as a result of changing employment. His agreement provides that this amount is paid in three installments with one installment of $951,000 payable following 30 days of employment, and two installments of $475,500 payable following one and two years of employment, respectively. No payment will be made if Mr. Dayal voluntarily terminates employment or we terminate him for cause through the date of payment and Mr. Dayal must repay such amounts if he voluntarily terminates employment or we terminate him for cause within 12 months of such payment.
We provided Mr. Dayal with US domestic relocation benefits in accordance with our policies, which benefit Mr. Dayal must repay to us in the event he voluntarily terminates employment or we terminate him for cause within 12 months of receipt from the last benefit paid.
Mr. Dayal’s letter agreement contains a nondisclosure obligation and a one-year non-solicitation agreement.

Michael Lipsitz
We entered into a letter agreement with Mr. Lipsitz, dated as of May 18, 2015.
Mr. Lipsitz’s letter agreement provides for him to serve as our Chief Legal Officer and General Counsel. The agreement does not have a term.
The letter agreement provides for a base salary of $650,000. In addition, Mr. Lipsitz is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Lipsitz’s annual bonus target for 2015 was $950,000 and the letter agreement provides that the bonus for 2015 would not be lower than the target bonus.
The letter agreement also provides, among other things, that Mr. Lipsitz will participate in the Performance Shares Plan subject to its terms, except that for 2015, Mr. Lipsitz’s reference value was equal to 15% of his target bonus.

Mr. Lipsitz’s letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

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

Payment of deferred shares is subject to Mr. Lipsitz not having voluntarily terminated or been terminated for cause through the date of payment as well as conditioned on none of the following circumstances occurring during the deferral period:

•	Material deficient performance by Santander as a result, at least in part, due to Mr. Lipsitz’s conduct;

•	Failure by Mr. Lipsitz to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in regulations); or

•	Significant negative variations in Santander’s economic capital or risk profile.
The letter agreement also provides that Mr. Lipsitz would receive a sign-on bonus paid in three installments of $700,000 each paid within 30 days, six months and one-year of employment, respectively. No payment would be made if Mr. Lipsitz voluntarily terminates or we terminate him for cause through the date of payment.
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

The letter agreement provides for a base salary of $1,000,000. In addition, Mr. Gunn is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Gunn’s annual bonus target for 2015 was $1,500,000, and the letter agreement provides that the bonus for 2015 would not be lower than the target bonus.

The letter agreement also provides, among other things, that Mr. Gunn will participate in the Performance Shares Plan subject to its terms, except that for 2015, Mr. Gunn’s reference value was equal to 15% of his target bonus.

Mr. Gunn’s letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

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

Payment of deferred shares is subject to Mr. Gunn not having voluntarily terminated or been terminated for cause through the date of payment as well as conditioned on none of the following circumstances occurring during the deferral period:

•	Material deficient performance by Santander as a result, at least in part, due to Mr. Gunn’s conduct;

•	Failure by Mr. Gunn to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in regulations); or

•	Significant negative variations in Santander’s economic capital or risk profile.

The letter agreement also provides that Mr. Gunn will receive a sign-on bonus paid in three installments with each paid on the first regularly scheduled payroll following the first, second, and third year of employment, respectively. The amount of the sign-on bonus was equal to the total value of equity awards that Mr. Gunn forfeited as a result of leaving his prior employment and accepting employment with Santander. We will pay Mr. Gunn $1,592,609 as compensation for his forfeited equity in three equal installments. Mr. Gunn or his beneficiaries, as applicable, will receive payment of unpaid portions of his sign-on bonus if he dies, becomes disabled, or we terminate his employment without cause but no payment will be made if Mr. Gunn voluntarily terminates or we terminate him for cause through the date of payment.

In the event that Mr. Gunn provides sufficient documentation that his former employer is no longer obligated to make certain payments to Mr. Gunn under a deferred compensation arrangement maintained by that employer, we will pay Mr. Gunn those amounts in the same calendar year as the amounts were otherwise payable by his former employer.
Under the letter agreement, we will provide Mr. Gunn housing accommodations in Boston for twelve months. If Mr. Gunn voluntarily terminates employment or is terminated for cause prior to competing 24 months of service, Mr. Gunn will reimburse Santander for this cost.
Daniel Griffiths
We entered into a letter agreement with Mr. Griffiths, dated April 18, 2016.
Mr. Griffiths’ letter agreement provides for him to serve as Head of Information Technology. The agreement does not have a term.
The letter agreement provides for a base salary of $1,000,000. In addition, Mr. Griffiths is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Griffiths’ annual bonus target is $1,350,000 and the letter agreement provides that the bonus for 2016 would not be lower than the target bonus.
The letter agreement also provides, among other things, that Mr. Griffiths will participate in the Corporate Long-Term Incentive Plan, subject to its terms, except that for 2016, Mr. Griffiths’ award is equal to 15% of his target bonus.
Mr. Griffiths’ letter agreement also provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

•
The remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each years payment paid ½ in cash and ½ in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Griffiths not having voluntarily terminated or been terminated for cause through the date of payment as well as conditioned on none of the following circumstances occurring during the deferral period:

•	Deficient performance by Santander;

•	Failure by Mr. Griffiths to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in accounting standards); or

•	Significant negative variations in Santander’s economic capital or risk profile.

The letter agreement also provides that Mr. Griffiths will receive a sign-on bonus paid in four installments totaling $2,500,000, with one installment of $500,000 payable following six months of employment, and three installments of $667,000 payable following one, two, and three years of employment, respectively. No payment will be made if Mr. Griffiths voluntarily terminates employment or we terminate him for cause through the date of payment, Mr. Griffiths must repay such amounts if he voluntarily terminates employment or we terminate him for cause within 12 months of such payment.
We will provide for travel arrangements and reasonable air travel expenses for Mr. Griffiths between Ontario, Canada and Boston, Massachusetts. We will provide lodging in Boston or will reimburse him, on an after-tax basis, for lodging in Boston, which will not exceed $4,000 net on a monthly basis. Mr. Griffiths is also eligible to receive a 24-month relocation benefit in accordance with our policies, which Mr. Griffiths must repay to us in the event he voluntarily terminates employment or we terminate him for cause within 24 months of employment with us.
Mr. Griffiths’ letter agreement contains a nondisclosure obligation and a one-year non-solicitation agreement.

Gerald Plush

We entered into a letter agreement with Mr. Plush, dated as of March 17, 2014. We entered into a new letter agreement with Mr. Plush effective August 24, 2015. The new letter agreement supplements the original letter agreement. Neither agreement has a term.

Mr. Plush’s original letter agreement provides for him to serve as our Chief Financial Officer commencing on April 1, 2014.

The original letter agreement provides for a base salary of $600,000. In addition, Mr. Plush is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Plush’s annual bonus target was $1.0 million. Mr. Plush’s new letter agreement provides for a base salary of $1 million and an annual bonus target of $1.2 million. See the discussion under the caption “Incentive Compensation” above for more information about the bonus program that Mr. Plush participated in and the bonuses paid for 2016.

The original letter agreement also provides, among other things, that Mr. Plush has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. See the description of our long-term incentive compensation programs under the caption “Incentive Compensation” for more information on the long-term incentive plans.

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

Mr. Plush’s new letter agreement provides that he is entitled to receive a retention bonus in the amount of $500,000 if he remains employed with us for 24 consecutive months from the date of the new letter agreement. Mr. Plush forfeits this bonus if he voluntary terminates employment or is terminated by us for “cause” before that date.

The original and new agreements provide that Mr. Plush will be subject to confidentiality and non-solicitation requirements upon his termination of employment. The new letter agreement requires Mr. Plush provide us with 90 days’ notice in the event of his termination of employment.

The benefits that Mr. Plush actually received in 2016 under the terms of his letter agreements are reflected in the “Summary Compensation Table.”

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

•	We distribute all account balances in cash.

•	Participants are always 100% vested in all amounts deferred.

•	Our and SBNA’s directors may defer receipt of cash fees for service as a director into the Deferred Compensation Plan.

•	Distribution events will be only as permitted under Section 409A of the Internal Revenue Code.

No named executive officer deferred any salary or bonus earned in 2016 into the Deferred Compensation Plan.

Potential Payments upon Termination or Change in Control

The table below sets forth the value of the benefits (other than payments that were generally available to salaried employees) that would have been due to the named executive officers if they had terminated employment with Santander on December 31, 2016. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Letter Agreements,” above. Mr. Powell was not entitled to any such benefits upon termination of his employment if he had terminated employment on December 31, 2016.

		Termination for Death	Termination for Disability	Involuntary Termination Other than for Cause	Voluntary Termination or Termination for Cause

Scott Powell	Executive Bonus Program (1)	$2,325,755	$2,325,755	$2,325,755	$—
	Performance Share Plan (2)	$439,720	$439,720	$439,720	$—
	Total	$2,765,475	$2,765,475	$2,765,475	$—
Madhukar Dayal	Executive Bonus Program (1)	$1,800,000	$1,800,000	$1,800,000	$—
Michael Lipsitz	Executive Bonus Program (1)	$1,818,272	$1,818,272	$1,818,272	$—
	Performance Share Plan (2)	$157,203	$157,203	$157,203	$—
	Total	$1,975,475	$1,975,475	$1,975,475	$—
Brian Gunn	Executive Bonus Program (1)	$2,506,453	$2,506,453	$2,506,453	$—
	Performance Share Plan (2)	$247,345	$247,345	$247,345	$—
	Sign-On Bonus	$1,061,739	$1,061,739	$1,061,739	—
	Total	$3,815,537	$3,815,537	$3,815,537	$—
Daniel Griffiths	Executive Bonus Program (1)	$1,620,000	$1,620,000	$1,620,000	$—
Gerald Plush	Executive Bonus Program (1)	$1,549,047	$1,549,047	$1,549,047	$—
	Performance Share Plan (2)	$282,724	$282,724	$282,724	$—
	Total	$1,831,771	$1,831,771	$1,831,771	$—

(1)	Amounts shown for the Executive Bonus Program are amounts that were deferred in 2016 that are payable in three annual installments. Payment is not accelerated due to termination of employment.

(2)
Amounts shown for the Performance Share Plan are the maximum amount that could be payable assuming the highest targets are achieved for future years. Payment is not accelerated due to termination of employment.

Director Compensation in Fiscal Year 2016
We believe that the amount, form, and methods used to determine compensation of our non-executive directors were important factors in:

•
attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs and who satisfy the standards of Santander, the sole shareholder of our common stock; and

•	providing a reasonable, competitive, and effective approach that compensates our directors for the responsibilities and demands of the role of director.

The following table sets forth a summary of the compensation that we paid to each director for service as a director of SHUSA and its subsidiaries for 2016.

Name	Fees Earned or Paid in Cash(2) ($)	Other Compensation ($)		Total ($)
José Doncel	$0	$0		$0
Stephen Ferriss (3)	$337,174	$0		$337,174
Alan Fishman	$290,000	$0		$290,000
Juan Guitard	$0	$0		$0
Thomas S. Johnson	$290,000	$0		$290,000
Catherine Keating	$305,000	$0		$305,000
Jason Kulas(1)	$0	$0		$0
Javier Maldonado	$0	$0		$0
Victor Matarranz	$0	$0		$0
Juan Olaizola	$0	$0		$0
Scott Powell	$0	$0		$0
T. Timothy Ryan, Jr.	$1,375,000	$40,000	(5)	$1,415,000
Wolfgang Schoellkopf (4)	$370,000	$0		$370,000
Richard Spillenkothen	$305,000	$0		$305,000

Footnotes:

1.	Mr. Kulas resigned as a director on September 19, 2016.

2.
Reflects amounts paid in 2016 for the fourth quarter of 2015 and the first three quarters of 2016. Messrs. Doncel, Guitard, Kulas, Maldonado, Matarranz, Olaizola, and Powell did not receive compensation as directors for 2016.

3.
Mr. Ferriss serves as the Chair of Santander Bancorp and received $100,000 in 2016, as approved by Santander Bancorp’s Board of Directors; He also serves on SC’s Board and received compensation of $203,424 in 2016.

4.	Mr. Schoellkopf also serves on SC’s Board and received compensation of $260,000.00 in 2016.

5.	Mr. Ryan received $40,000 for secretarial support as part of his contract.
Director Compensation Program
Our Board adopted the following compensation program for non-executive directors for service on our Board and on the SBNA Board for 2016:

•	a $150,000 cash retainer annually; plus

•	a $20,000 supplement as an additional cash retainer annually, if the director also serves as a director of SBNA or of Santander Consumer Holdings USA, Inc. ("SC"); plus

•	$70,000 in cash annually, if the director serves as chair of the our Risk Committee, Audit Committee or Compensation Committee; plus

•	$35,000 in cash annually if the director serves as chair of SBNA’s or SC’s Risk Committee, Audit Committee or Compensation Committee of SBNA; plus

•	$20,000 in cash annually if the director serves as a non-chair member of our Executive Committee, Risk Committee, Audit Committee, or Compensation Committee; plus

•	$5,000 in cash annually if the director also serves as a non-chair member of SBNA’s or SC’s Executive Committee, Risk Committee, Audit Committee, or Compensation Committee.

We pay these amounts quarterly in arrears.

Mr. Ryan serves as our non-executive chair. We entered into an arrangement in December 2014 under which Mr. Ryan will be paid an annual cash retainer of $900,000 for serving as our chair and a $450,000 cash retainer for serving as SBNA’s chair. The initial term of the arrangement is three years. Under the arrangement, if Mr. Ryan forfeits any equity or equity-based awards in connection with his service with JPMorgan Chase & Co., we will pay him an amount equal to the present value of such equity awards. Mr. Ryan is also eligible to receive equity compensation on the same basis as other non-executive members of our or SBNA’s Board. Mr. Ryan also was appointed as Chairman of BSI’s Board on July 27, 2016 and received compensation of $25,000 in 2016.
For 2017, we expect that the compensation program for non-executive directors will remain substantially the same.

Directors Participation in Deferred Compensation Plan
The Deferred Compensation Plan provides for the participation of our and SBNA's non-executive directors. The relevant terms of the Deferred Compensation Plan, as we describe in the section entitled “Deferred Compensation Arrangements,” apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2016 into the Deferred Compensation Plan.

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

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2016, 2015 and 2014, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000. Item 13 should be read in conjunction with Footnote 21 of the Company's Consolidated Financial statements.

Santander Relationship: Santander owns 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2016, 2015 and 2014 fiscal years between SHUSA or the Bank and their affiliates, on the one hand, and Santander or its affiliates, on the other hand.

The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2016, 2015 and 2014, the aggregate notional amounts of $4.6 billion, $6.0 billion and $5.6 billion, respectively, were completed in which Santander and its subsidiaries and affiliates participated.

As of December 31, 2016, 2015 and 2014, SHUSA had $6.1 billion, $5.0 billion and $2.5 billion, respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. As of such dates, Santander owned approximately 2.0%, 3.0% and 4.9% of these securities, respectively.

In 2016, 2015 and 2014, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•
In March 2010, SHUSA issued to Santander a $750.0 million subordinated note due March 15, 2020 bearing interest at a rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 until the note was repaid. SHUSA paid Santander $6.1 million in interest on this note in 2014. This note was converted to common stock in February 2014.

•
In the normal course of business, the SBNA provides letters of credit and standby letters of credit to affiliates. During the year ended December 31, 2016, the average unfunded balance outstanding under these commitments was $46.5 million.

In 2016, 2015 and 2014, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2016, 2015 and 2014 in the amount of $3.6 million, $3.8 million and $4.0 million, respectively.

•	During the year ended December 31, 2016, the Company paid $6.1 million in rental payments to Santander compared to $8.1 million in 2015 and $8.4 million in 2014.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2016, 2015 and 2014 in the amounts of $15.1 million, $9.8 million and $13.4 million, respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2016, 2015 and 2014 in the amount of $91.7 million, $101.6 million and $116.7 million, respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2016, 2015 and 2014 in the amount of $123.4 million, $119.1 million and $95.0 million, respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in each of 2016, 2015 and 2014 of $1.8 million, $1.6 million and $1.1 million, respectively.

•
SGF, a Santander affiliate, is under contracts with the Bank to provide: (a) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third parties sponsored by SGF; and (b) property management and related services; with total fees paid in 2015 and 2014 in the amount of $8.5 million and $13.2 million, respectively. Total fees paid in 2016 were immaterial.

•
The Company is a party to federal and state tax-sharing agreements with the Bank and certain affiliates. These agreements generally provide for an allocation for certain periods of the consolidated return tax liability of the parties based on their separate taxable incomes and the payment of tax benefits measured by the difference between their separate return tax liability and their allocated share of consolidated return tax. The Company received $0.0 million from its affiliates under the federal tax-sharing agreements in 2016, 2015 and 2014, and paid to its affiliates $19.6 million in 2016, $0.0 million in 2015, and $1.0 million in 2014, under the state tax-sharing agreement.

•
Santander, through its New York branch, is under an agreement with the Bank to provide support for derivatives transactions to the Bank. The Bank is under agreements with Santander, through its New York branch, to provide credit risk analysis and investment advisory services to Santander.

SC relationship: On January 28, 2014, the Company obtained a controlling financial interest in SC in connection with the Change in Control. The financial information set forth in Item 8 gives effect to the Company’s consolidation of SC as a result of the Change in Control. The following transactions occurred during the 2016 and 2015 fiscal years between SHUSA or the Bank and SC, on the one hand, and Santander or its affiliates, on the other hand. Those agreements include the following:

•
SC has a $3.0 billion committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2016 , December 31, 2015 and December 31, 2014, SC incurred interest expense, including unused fees of $69.9 million, $96.8 million and $92.2 million which included $6.3 million and $6.0 million of accrued interest payable, respectively. In August 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each months ending balance. The guarantee fee will only be applicable for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. SC recognized guarantee fee expense of $6.4 million for the year ended December 31, 2016 and $2.3 million for the year ended December 31, 2015. As of December 31, 2016 and 2015, SC had $1.6 million and $2.3 million of fees payable to Santander under this arrangement.

•
Through SHUSA, Santander provides SC with $3.3 billion of committed revolving credit, $300.0 million of which is collateralized by residuals retained on its own securitizations, and $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. These transactions eliminate in the consolidation of the Company.

•
SC has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $7.3 billion and $13.7 billion at December 31, 2016 and 2015, respectively, which are included in Note 14 of these financial statements.

•
During 2014, and until May 9, 2015, SC entered into a flow agreement with SBNA under which SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by SBNA for SC’s own portfolio. SC provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. Fees related to this agreement eliminate in consolidation.

•
On June 30, 2014, SC entered into an indemnification agreement with SBNA whereby SC indemnifies SBNA for any credit or residual losses on a pool of $48.2 million in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SC established a $48.2 million collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SC, in the case of payments and sale proceeds. As of December 31, 2016 and 2015 the balances in the collateral account were $11.3 million and $34.5 million.

•
SC is party to a master service agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. Under terms of the MSA, SC originated personal revolving loans of $0.0 million, $23.5 million and $17.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2015, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. Effective August 17, 2016, SC ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. Refer to Note 21 for additional discussion.

•
SC paid certain expenses incurred by Mr. Dundon in the operation of a private plane in which he owns a partial interest when used for SC business within the contiguous 48 states. Under this practice, payment was based on a set flight time hourly rate. For the years ended December 31, 2015 and December 31, 2014, the Company paid $0.4 million and $0.6 million, respectively, to Meregrass, Inc., the company managing the plane's operations, with an average rate of $5,800 per hour in both years.

•
Under an agreement with Mr. Dundon, SC is provided access to a suite at an event center that is leased by Mr. Dundon, and which SC uses for business purposes. SC reimburses Mr. Dundon for the use of this space on a periodic basis. During both of the years ended December 31, 2016 and December 31, 2015, SC reimbursed Mr. Dundon $0.2 million for the use of this space.

•
During the years ended December 31, 2016, 2015 and 2014, the Company recorded expenses of $5.5 million, $2.5 million and $10.8 million, respectively, related to transactions with SC. In addition, as of December 31, 2016 and December 31, 2015, the Company had receivables and prepaid expenses with SC in the amounts of $12.5 million and $19.3 million, respectively. The activity is primarily related to SC's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SC to SHUSA. Transactions that occurred after the Change in Control, which was effective January 28, 2014, have been eliminated from the Consolidated Statements of Operations at December 31, 2016 and December 31, 2015 as intercompany transactions.

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

As part of its banking business, the Bank also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank’s business, are on substantially the same general terms (including interest rates, collateral and repayment terms) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain loans to directors and employees of SHUSA and the Bank, including SHUSA’s executive officers, are priced at up to a 0.25% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured, or potential problem loans. Such loans to SHUSA’s directors and executive officers consist of:

•
An adjustable rate first mortgage loan to Melissa Ballenger, a former executive officer, in the original principal amount of $700,000. The interest rate on this loan is 1.625%. For 2016, the highest outstanding balance was $692,429, and the balance outstanding at December 31, 2016 was $674,048. Ms. Ballenger paid $18,381 in principal and $11,115 in interest on this loan in 2016. For 2015, the highest outstanding balance was $700,000, and the balance outstanding at December 31, 2015 was $692,429. Ms. Ballenger paid $7,571 in principal and $5,572 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Marcelo Brutti, a former executive officer, in the original principal amount of $631,200. The most recent interest rate on this loan is 3.875%. For 2016, the highest outstanding balance was $617,745, and this loan was paid in full at December 31, 2016. Mr Brutti paid $617,745 in principal and $12,423 in interest on this loan in 2016. For 2015, the highest outstanding balance was $631,200, and the balance outstanding at December 31, 2015 was $617,745. Mr Brutti paid $13,455 in principal and $17,971 in interest on this loan in 2015. For 2014, the highest outstanding balance was $631,200, and the balance outstanding at December 31, 2014 was $631,200. Mr Brutti paid $0 in principal and $750 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to David Chaos, a former executive officer, in the original principal amount of $700,000. The most recent interest rate on this loan was 2.375%. As of December 31, 2015 this loan was paid-off in full. For 2015, the highest outstanding balance was $484,587 and the balance outstanding at December 31, 2015 was $0. Mr. Chaos paid $484,587 in principal and $10,998 in interest on this loan in 2015. For 2014, the highest outstanding balance was $697,327 and the balance outstanding at December 31, 2014 was $484,587. Mr. Chaos paid $212,740 in principal and $12,058 in interest on this loan in 2014.

•
A line of credit to Mr. Chaos in the original principal amount of $532,000. The interest rate on this line is 2.24%. The balance outstanding on this line at December 31, 2014 was $0. In 2015 the original principal amount was reduced to $91,800, with an interest rate of 3.74%. This line was closed in the third quarter of 2015.

•
An adjustable rate first mortgage loan to Alfonso de Castro, a former executive officer, in the original principal amount of $950,000. The most recent interest rate on this loan was 3.375%. For 2016, the highest outstanding balance was $853,075, and this loan was paid in full at December 31, 2016. Mr. de Castro paid $853,075 in principal and $3,499 in interest on this loan in 2016. For 2015, the highest outstanding balance was $899,762, and the balance outstanding at December 31, 2015 was $853,075. Mr. de Castro paid $46,687 in principal and $23,732 in interest on this loan in 2015. For 2014, the highest outstanding balance was $946,181, and the balance outstanding at December 31, 2014was $899,762. Mr. de Castro paid $46,419 in principal and $21,969 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to Gonzalo de Las Heras,a former director, in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2016, the highest outstanding balance was $345,601, and the balance outstanding at December 31, 2016 was $334,458. Mr. de Las Heras paid $11,143 in principal and $13,587 in interest on this loan in 2016. For 2015, the highest outstanding balance was $356,309, and the balance outstanding at December 31, 2015 was $345,601. Mr. de Las Heras paid $10,708 in principal and $14,022 in interest on this loan in 2015. For 2014, the highest outstanding balance was $366,599, and the balance outstanding at December 31, 2014 was $356,309. Mr. de Las Heras paid $10,290 in principal and $14,440 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to Mr. de Las Heras, in the original principal amount of $255,000. The interest rate on this loan is 2.375%. For 2016, the highest outstanding balance was $230,075, and the balance outstanding at December 31, 2016 was $223,573. Mr. de Las Heras paid $6,499 in principal and $5,394 in interest on this loan in 2016. For 2015, the highest outstanding balance was $236,419, and the balance outstanding at December 31, 2015 was $230,072. Mr. de Las Heras paid $6,347 in principal and $5,546 in interest on this loan in 2015. For 2014, the highest outstanding balance was $242,617, and the balance outstanding at December 31, 2014 was $236,419. Mr. de Las Heras paid $6,198 in principal and $5,695 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to Kenneth Goldman, an executive officer who serves as Chief Accounting Officer, in the original principal amount of $824,000. The interest rate on this loan is 2.875%. For 2016, the highest outstanding balance was $765,021, and the balance outstanding at December 31, 2016 was $745,738. Mr. Goldman paid $19,283 in principal and $21,742 in interest on this loan in 2016. For 2015, the highest outstanding balance was $783,758, and the balance outstanding at December 31, 2015 was $765,021. Mr. Goldman paid $18,737 in principal and $22,287 in interest on this loan in 2015. For 2014, the highest outstanding balance was $801,965, and the balance outstanding at December 31, 2014 was $782,217. Mr. Goldman paid $18,207 in principal and $22,818 in interest on this loan in 2014.

•
An adjustable rate first mortgage loan to Carol Hunley, a former executive officer of the Bank, in the original principal amount of $926,400. The most recent interest rate on this loan was 2.625%. For 2016, the highest outstanding balance was $833,733, and the balance outstanding at December 31, 2016 was $0. Ms. Hunley paid $833,733 in principal and $8,873 in interest on this loan in 2016. For 2015, the highest outstanding balance was $858,999, and the balance outstanding at December 31, 2015 was $833,733. Ms. Hunley paid $25,265 in principal and $13,771 in interest on this loan in 2015. For 2014, the highest outstanding balance was $883,857, and the balance outstanding at December 31, 2014 was $858,999. Ms. Hunley paid $24,459 in principal and $14,178 in interest on this loan in 2014.

•
An adjustable rate first mortgage loan to Cameron Letters, a former executive officer of the Bank, in the original principal amount of $950,000. The interest rate on this loan is 1.75%. For 2016, the highest outstanding balance was $865,553, and the balance outstanding at December 31, 2016 was $839,768. Mr. Letters paid $25,785 in principal and $14,941 in interest on this loan in 2016. For 2015, the highest outstanding balance was $890,891, and the balance outstanding at December 31, 2015 was $865,553. Mr. Letters paid $25,338 in principal and $15,388 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to John Murphy, a former executive officer of the Bank, in the original principal amount of $535,000. The interest rate on this loan is 3.0%. For 2016, the highest outstanding balance was $483,648, and the balance outstanding at December 31, 2016 was $470,288. Mr. Murphy paid $483,648 in principal and $12,316 in interest on this loan in 2016. For 2015, the highest outstanding balance was $497,554, and the balance outstanding at December 31, 2015 was $483,648. Mr. Murphy paid $13,905 in principal and $9,824 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to Federico Papa, an executive officer of the Bank, in the original principal amount $995,000. The current interest rate on this loan is 2.00%. For 2016, the highest outstanding balance was $902,888, and the balance outstanding at December 31, 2016 was $503,432. Mr. Papa paid $399,456 in principal and $12,153 in interest on this loan in 2016. For 2015, the highest outstanding balance was $928,682, and the balance outstanding at December 31, 2015 was $902,888. Mr. Papa paid $25,794 in principal and $18,338 in interest on this loan in 2015. For 2014, the highest outstanding balance was $953,967, and the balance outstanding at December 31, 2014 was $928,682. Mr. Papa paid $25,284 in principal and $18,848 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to Mr. Christopher Pfirrman, a former executive officer, in the original principal amount of $245,000. The most recent interest rate on this loan was 2.29%. For 2016, the highest outstanding balance was $203,771, and the balance outstanding at December 31, 2016 was $188,969. Mr. Pfirrman paid $14,803 in principal and $4,512 in interest on this loan in 2016. For 2015, the highest outstanding balance was $218,239, and the balance outstanding at December 31, 2015 was $203,771. Mr. Pfirrman paid $14,468 in principal and $4,846 in interest on this loan in 2015. For 2014, the highest outstanding balance was $232,380, and the balance outstanding at December 31, 2014 was $218,239. Mr. Pfirrman paid $14,141 in principal and $5,174 in interest on this loan in 2014.

•
An adjustable rate first mortgage loan to Guillermo Sabater, a former executive officer, in the original principal amount of $545,000. The most recent interest rate on this loan is 2.875%. As of December 31, 2015 this loan was paid in full. For 2015, the highest outstanding balance was $398,207, and the balance outstanding at December 31, 2015 was $0. Mr. Sabater paid $398,207 in principal and $5,437 in interest on this loan in 2015. For 2014, the highest outstanding balance was $414,343, and the balance outstanding at December 31, 2014 was $398,207. Mr. Sabater paid $16,136 in principal and $7,631in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to Alberto Sanchez, one of our former directors, in the original principal amount of $341,000. The interest rate on this loan is 3.875%. For 2016, the highest outstanding balance was $221,591, and the balance outstanding at December 31, 2016 was $185,832. Mr. Sanchez paid $35,759 in principal and $7,044 in interest on this loan in 2016. For 2015, the highest outstanding balance was $247,334, and the balance outstanding at December 31, 2015 was $221,591. Mr. Sanchez paid $25,744 in principal and $9,179 in interest on this loan in 2015. For 2014, the highest outstanding balance was $262,350, and the balance outstanding at December 31, 2014 was $247,334. Mr. Sanchez paid $15,015 in principal and $9,950 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to Lisa VanRoekel, a former executive officer of the Bank, in the original principal amount of $400,000. The most recent interest rate on this loan was 3.50%. For 2016, the highest outstanding balance was $338,730, and this loan was paid in full as of December 31, 2016. Ms. VanRoekel paid $338,730 in principal and $3,409 in interest on this loan in 2016. For 2015, the highest outstanding balance was $358,009, and the balance outstanding at December 31, 2015 was $338,730. Ms. VanRoekel paid $19,279 in principal and $8,722 in interest on this loan in 2015. For 2014, the highest outstanding balance was $382,432, and the balance outstanding at December 31, 2014 was $358,009. Ms. VanRoekel paid $24,423 in principal and $9,923 in interest on this loan in 2014.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2016 by our current principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2016(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$6,019	$10,523	$2,122	$18,664
Audit-Related Fees (3)	4,795	1,892	20	6,707
Tax Fees (4)	2,550	210	360	3,120
All Other Fees (5)	1,905	—	—	1,905
Total Fees	$15,269	$12,625	$2,502	$30,396

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
(5) All other fees in 2016 included procedures performed over the Governance Risk & Control SAP implementation and BSA/AML Transformation Implementation. These were non-recurring fees charged in 2016.

The following tables set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2015 by our former principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2015(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$8,700	$5,853	$2,021	$16,574
Audit-Related Fees (3)	1,172	1,256	135	2,563
Tax Fees (4)	152	—	489	641
All Other Fees(5)	3,760	—	16	3,776
Total Fees	$13,784	$7,109	$2,661	$23,554

(1) Represents fees billed for the audit of our financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q, and the audit of our internal controls over financial reporting. Amounts for Parent Company and SBNA, as well as SC, have been updated to reflect additional billings incurred due to restatements of our 2015 Form 10-Qs and Form 10-Ks.
(2) Audit fees include fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, and the reviews of the Quarterly Reports on Form 10-Q.
(3) Audit-related fees in 2015 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, attestation reports required under services agreements, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees in 2015 included procedures performed over the Governance Risk & Control SAP implementation and BSA/AML Transformation Implementation. These were non-recurring fees charged in 2015.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2016 SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2016.

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

(b)    Exhibit Index

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to SHUSA's Current Report on Form 8-K filed October 16, 2008) (Commission File Number 001-16581)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 001-16581)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 001-16581)

(3.5)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 3, 2017) (Commission File Number 001-16581)

(3.6)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2012) (Commission File Number 001-16581)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

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

(21.1)	Subsidiaries of Registrant (Filed herewith)

(23.1)	Consent of PricewaterhouseCoopers LLP (Santander Holdings USA, Inc.) (Filed herewith)

(23.2)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.) (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101)	Interactive Data File (XBRL). (Filed herewith)

ITEM 16 - FORM 10-K SUMMARY

None applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 20, 2017	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	March 20, 2017	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott E. Powell Scott E. Powell	Director, President Chief Executive Officer (Principal Executive Officer)	March 20, 2017

/s/ Madhukar Dayal Madhukar Dayal	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 20, 2017

/s/ Kenneth Goldman Kenneth Goldman	Executive Vice President Chief Accounting Officer (Principal Accounting Officer)	March 20, 2017

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 20, 2017

/s/ Javier Maldonado Javier Maldonado	Director	March 20, 2017

/s/ Thomas Johnson Thomas Johnson	Director	March 20, 2017

/s/ Stephen Ferriss Stephen Ferriss	Director	March 20, 2017

/s/ Alan Fishman Alan Fishman	Director	March 20, 2017

/s/ Juan Guitard Juan Guitard	Director	March 20, 2017

/s/ Catherine Keating Catherine Keating	Director	March 20, 2017

/s/ Jose Doncel Jose Doncel	Director	March 20, 2017

/s/ Victor Matarranz Victor Matarranz	Director	March 20, 2017

/s/ Juan Olaizola Juan Olaizola	Director	March 20, 2017

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 20, 2017

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 20, 2017

/s/ Richard Spillenkothen Richard Spillenkothen	Director	March 20, 2017