Form 10-Q
period 2017-03-31
Santander Holdings USA, Inc.
filed 2017-05-11
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	(Do not check if smaller reporting company)

Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. For more information regarding these risks and uncertainties as well as additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part 1 of the Company's annual report on Form 10-K for the year ended December 31, 2016. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and/or policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), including changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions;

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

•
the impact of changes or potential changes in, and/or interpretation of financial services policies, laws and/or regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, the applications and interpretations thereof by regulatory bodies and the impact of changes in and interpretations of generally accepted accounting principles in the United States of America ("GAAP");

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), enacted in July 2010, which has been a significant development for the industry, the full impact of which will not be known until the rule-making processes mandated by the legislation are complete, although the impact has involved and will involve higher compliance costs that have affected and will affect SHUSA’s revenue and earnings negatively;

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

ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DDFS: Dundon DFS LLC
ALLL: Allowance for loan and lease losses	Deka Lawsuit: Purported securities class action lawsuit filed against SC on August 26, 2014
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AOD: Assurance of Discontinuance	DOJ: Department of Justice
APR: Annual percentage rate	DOJ Order: Consent order signed by SC with the DOJ on February 25, 2015 that resolved claims related to certain of SC's repossession and collection activities
ASC: Accounting Standards Codification	DTI: Debt-to-income
ASU: Accounting Standards Update	ECOA: Equal Credit Opportunity Act
ATM: Automated teller machine	EPS: Enhanced Prudential Standards
Bank: Santander Bank, National Association	ETR: Effective tax rate
BB&T: BB&T Corp.	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BNY Mellon: The Bank of New York Mellon	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FCA: Fiat Chrysler Automobiles US LLC
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
CBP: Citizens Bank of Pennsylvania	Federal Reserve: Board of Governors of the Federal Reserve System
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate(s) of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CEVF: Commercial equipment vehicle financing	FICO®: Fair Isaac Corporation credit scoring model
CET1: Common equity Tier 1	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CFPB: Consumer Financial Protection Bureau	FNMA: Federal National Mortgage Association
Change in Control: First quarter 2014 change in control and consolidation of SC	FRB: Federal Reserve Bank
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FTP: funds transfer pricing
Chrysler Capital: trade name used in providing services under the Chrysler Agreement	FVO: Fair value option
CLTV: Combined loan-to-value	GAAP: Accounting principles generally accepted in the United States of America
CMO: Collateralized mortgage obligation	GAP: Guaranteed auto protection
CMP: Civil monetary penalty	GCB: Global Corporate Banking
CODM: Chief Operating Decision Maker	HQLA: High-quality liquid assets
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	IPO: Initial public offering
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	IRS: Internal Revenue Service
CPR: Changes in anticipated loan prepayment rates	ISDA: International Swaps and Derivatives Association, Inc.
CRA: Community Reinvestment Act	IT: Information technology

Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under flow agreements	RIC: Retail installment contract
LCR: Liquidity coverage ratio	RV: Recreational vehicle
LHFI: Loans held-for-investment	RWA: Risk-weighted assets
LHFS: Loans held-for-sale	S&P: Standard & Poor's
LIBOR: London Interbank Offered Rate	Santander: Banco Santander, S.A.
LIHTC: Low Income Housing Tax Credit	Santander BanCorp: Santander BanCorp and its subsidiaries
LTD: Long-term debt	Santander NY: New York branch of Banco Santander, S.A.
Loan Agreement: Amended and Restated Loan Agreement, dated as of July 16, 2014, between DDFS LLC and Santander	Santander UK: Santander UK plc
LTV: Loan-to-value	SBNA: Santander Bank, National Association
MBS: Mortgage-backed securities	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
Massachusetts AG: Massachusetts Attorney General	SC Common Stock: Common shares of SC
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCF: Statement of cash flows
MSR: Mortgage servicing right	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
NMD: Non-maturity deposits	SEC: Securities and Exchange Commission
NPL: Non-performing loan	Securities Act: Securities Act of 1933, as amended
NSFR: Net stable funding ratio	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
NYSE: New York Stock Exchange	SHUSA: Santander Holdings USA, Inc.
OCC: Office of the Comptroller of the Currency	SIS: Santander Investment Securities Inc.
OEM: Original equipment manufacturer	SPE: Special purpose entity
OIS: Overnight indexed swap	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	SSLLC: Santander Securities, LLC
OREO: Other real estate owned	TDR: Troubled debt restructuring
OTTI: Other-than-temporary impairment	TLAC: Total loss absorbing capacity
Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries	Trusts: Securitization trusts
Pledge Agreement: Agreement which, pursuant to the Loan Agreement, 29,598,506 shares of SC’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement.	VIE: Variable interest entity
REIT: Real estate investment trust	VOE: Voting interest entity

PART I
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Cash and cash equivalents	$8,570,489	$10,035,859
Investment securities:
Available-for-sale at fair value	18,366,328	17,024,225
Held-to-maturity (fair value of $1,594,256 and $1,635,413 as of March 31, 2017 and December 31, 2016, respectively)	1,621,221	1,658,644
Trading securities	19,386	1,630
Other investments	683,397	730,831
Loans held-for-investment (1) (5)	83,714,900	85,819,785
Allowance for loan and lease losses (5)	(3,922,863)	(3,814,464)
Net loans held-for-investment	79,792,037	82,005,321
Loans held-for-sale (2)	2,102,959	2,586,308
Premises and equipment, net (3)	959,674	996,498
Operating lease assets, net (5)(6)	9,799,941	9,747,223
Accrued interest receivable (5)	516,539	599,321
Equity method investments	235,876	255,344
Goodwill	4,454,925	4,454,925
Intangible assets, net	581,753	597,244
Bank-owned life insurance	1,771,109	1,767,101
Restricted cash (5)	3,283,356	3,016,948
Other assets (4) (5)	2,350,486	1,893,101
TOTAL ASSETS	$135,109,476	$137,370,523
LIABILITIES
Accrued expenses and payables	$2,931,616	$2,821,712
Deposits and other customer accounts	66,601,234	67,240,690
Borrowings and other debt obligations (5)	41,475,698	43,524,445
Advance payments by borrowers for taxes and insurance	211,391	163,498
Deferred tax liabilities, net	492,645	430,548
Other liabilities (5)	797,142	810,872
TOTAL LIABILITIES	112,509,726	114,991,765
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both March 31, 2017 and December 31, 2016)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2017 and December 31, 2016)	16,581,877	16,599,497
Accumulated other comprehensive loss	(174,241)	(193,208)
Retained earnings	3,144,344	3,020,149
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,747,425	19,621,883
Noncontrolling interest	2,852,325	2,756,875
TOTAL STOCKHOLDER'S EQUITY	22,599,750	22,378,758
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$135,109,476	$137,370,523

(1) Loans held-for-investment ("LHFI") includes $202.5 million and $217.2 million of loans recorded at fair value at March 31, 2017 and December 31, 2016, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $1.3 billion and $1.2 billion at March 31, 2017 and December 31, 2016, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $149.5 million and $146.6 million at March 31, 2017 and December 31, 2016, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.8 billion and $2.8 billion at March 31, 2017 and December 31, 2016, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016
	(in thousands)
INTEREST INCOME:
Loans	$1,838,938	$1,940,847
Interest-earning deposits	18,433	14,034
Investment securities:
Available-for-sale	81,427	93,705
Held-to-maturity	10,632	—
Other investments	6,163	9,184
TOTAL INTEREST INCOME	1,955,593	2,057,770
INTEREST EXPENSE:
Deposits and other customer accounts	61,993	75,494
Borrowings and other debt obligations	291,035	286,473
TOTAL INTEREST EXPENSE	353,028	361,967
NET INTEREST INCOME	1,602,565	1,695,803
Provision for credit losses	735,445	898,462
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	867,120	797,341
NON-INTEREST INCOME:
Consumer fees	112,066	133,469
Commercial fees	42,283	47,208
Mortgage banking income, net	13,174	16,351
Bank-owned life insurance	17,299	13,728
Lease income	496,045	420,856
Miscellaneous income, net	47,032	38,315
TOTAL FEES AND OTHER INCOME	727,899	669,927
Other-than-temporary impairment recognized in earnings	—	(10)
Net gain on sale of investment securities	519	27,260
Net gain recognized in earnings	519	27,250
TOTAL NON-INTEREST INCOME	728,418	697,177
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	452,241	435,632
Occupancy and equipment expenses	162,712	145,831
Technology expense	55,772	55,219
Outside services	48,274	76,393
Marketing expense	31,463	20,478
Loan expense	98,324	102,629
Lease expense	358,792	292,835
Other administrative expenses	102,238	96,365
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,309,816	1,225,382
OTHER EXPENSES:
Amortization of intangibles	15,491	17,932
Deposit insurance premiums and other expenses	17,830	25,512
Equity investment expense, net	2,368	4,192
Loss on debt extinguishment	6,749	32,872
Investment expense on qualified affordable housing projects	638	85
TOTAL OTHER EXPENSES	43,076	80,593
INCOME BEFORE INCOME TAX PROVISION	242,646	188,543
Income tax provision	78,937	78,860
NET INCOME INCLUDING NONCONTROLLING INTEREST	163,709	109,683
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	50,628	71,275
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$113,081	$38,408

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$163,709	$109,683
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized losses on cash flow hedge derivative financial instruments, net of tax (1)	(2,487)	(32,528)
Net unrealized gains on available-for-sale investment securities, net of tax	20,969	145,529
Pension and post-retirement actuarial gains, net of tax	485	565
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	18,967	113,566
COMPREHENSIVE INCOME	182,676	223,249
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	50,628	71,275
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$132,048	$151,974

(1) Excludes $3.0 million and $(15.7) million of other comprehensive income/(loss) attributable to non-controlling interest ("NCI") for the three-month periods ended March 31, 2017 and 2016, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	113,566	38,408	—	151,974
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	(15,680)	(15,680)
Net income attributable to noncontrolling interest	—	—	—	—	—	71,275	71,275
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	(13,111)	—	—	18,365	5,254
Redemption of Preferred Stock		(75,000)	—	—	—	—	(75,000)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	396	—	—	—	396
Dividends paid on preferred stock	—	—	—	—	(4,178)	—	(4,178)
Balance, March 31, 2016	530,391	$195,445	$16,617,107	$(56,964)	$2,706,623	$2,518,930	$21,981,141

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758
Cumulative-effect adjustment upon adoption of ASU 2016-09 (Note 1)	—	—	(26,456)	—	14,764	37,401	25,709
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	18,967	113,081	—	132,048
Other comprehensive income attributable to noncontrolling interest	—	—	—	—	—	2,990	2,990
Net income attributable to noncontrolling interest	—	—	—	—	—	50,628	50,628
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	—	—	—	4,431	4,431
Capital contribution from Shareholder	—	—	9,000	—	—	—	9,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(164)	—	—	—	(164)
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2017	530,391	$195,445	$16,581,877	$(174,241)	$3,144,344	$2,852,325	$22,599,750

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$163,709	$109,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	735,445	898,462
Deferred tax expense/(benefit)	75,276	51,947
Depreciation, amortization and accretion	199,892	219,221
Net loss on sale of loans	77,753	69,769
Net gain on sale of investment securities	(519)	(27,260)
Net (gain)/loss on sale of operating leases	(319)	63
Other-than-temporary impairment ("OTTI") recognized in earnings	—	10
Loss on debt extinguishment	6,749	32,872
Net loss on real estate owned and premises and equipment	2,285	2,832
Stock-based compensation	(1,406)	18,607
Equity loss on equity method investments	2,368	4,192
Originations of loans held-for-sale, net of repayments	(1,209,200)	(1,612,854)
Purchases of loans held-for-sale	(1,450)	(1,365)
Proceeds from sales of loans held-for-sale	1,559,128	1,269,217
Purchases of trading securities	(17,756)	(172,058)
Proceeds from sales of trading securities	9,145	178,492
Net change in:
Revolving personal loans	(5,064)	(129,330)
Other assets and bank-owned life insurance	(390,846)	(240,616)
Other liabilities	272,436	138,910
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,477,626	810,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	—	3,435,844
Proceeds from prepayments and maturities of available-for-sale investment securities	1,311,490	1,291,750
Purchases of available-for-sale investment securities	(2,841,388)	(4,263,591)
Proceeds from repayments and maturities of held to maturity investment securities	35,121	—
Proceeds from sales of other investments	64,469	120,198
Purchases of other investments	(13,199)	(74,916)
Net change in restricted cash	(277,535)	(507,405)
Proceeds from sales of LHFI	257,943	934,227
Proceeds from the sales of equity method investments	17,717	—
Distributions from equity method investments	1,144	1,799
Contributions to equity method and other investments	(11,660)	(1,686)
Purchases of LHFI	(64,046)	(39,652)
Net change in loans other than purchases and sales	1,410,582	(1,985,057)
Purchases and originations of operating leases	(1,615,629)	(1,622,199)
Proceeds from the sale and termination of operating leases	1,090,734	480,604
Manufacturer incentives	326,946	335,008
Proceeds from sales of real estate owned and premises and equipment	14,187	18,791
Purchases of premises and equipment	(16,159)	(107,972)
NET CASH USED IN INVESTING ACTIVITIES	(309,283)	(1,984,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(639,456)	1,886,800
Net change in short-term borrowings	(59,595)	585,622
Net proceeds from long-term borrowings	15,124,445	13,373,270
Repayments of long-term borrowings	(15,514,823)	(10,751,400)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,100,000
Repayments of FHLB advances (with terms greater than 3 months)	(1,600,000)	(3,582,872)
Net change in advance payments by borrowers for taxes and insurance	47,893	59,970
Cash dividends paid to preferred stockholders	(3,650)	(4,178)
Proceeds from the issuance of common stock	2,473	257
Capital contribution from shareholder	9,000	—
Redemption of preferred stock	—	(75,000)
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(2,633,713)	3,592,469

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,465,370)	2,419,006
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,035,859	9,447,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,570,489	$11,866,013

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(3,717)	32,815
Loans transferred from/(to) held-for-investment (from)/to held-for-sale, net	(18,992)	417,549
Unsettled purchases of investment securities	19,284	—
Unsettled sales of investment securities	—	176,862
Residential loan securitizations	9,272	6,282

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a Puerto Rico broker-dealer; Banco Santander International ("BSI"), an Edge Act corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries are the Bank and SC.

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

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 14 for additional details.

As of March 31, 2017, SC was owned approximately 58.7% by SHUSA and 41.3% by noncontrolling shareholders. Common shares of SC ("SC Common Stock") are listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

On February 18, 2014, the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued the final rule implementing certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. Refer to Note 18 for additional details of this transfer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Basis of Presentation

These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered variable interest entities ("VIEs"). The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates voting interest entities ("VOEs") in which the Company has a controlling financial interest. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to Securities and Exchange Commission ("SEC") regulations. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information.

Significant Accounting Policies

Management has identified (i) accounting for consolidation, (ii) business combinations, (iii) the allowance for loan losses for originated and purchased loans and the reserve for unfunded lending commitments, (iv) loan modifications and troubled debt restructurings (“TDRs”), (v) goodwill, (vi) derivatives and hedging activities, and (vii) income taxes as the Company's significant accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's December 31, 2016 Annual Report on Form 10-K.

As of March 31, 2017, with the exception of the items noted in the section captioned "Recently Adopted Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Policies

Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs"):

•
ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that a change in the counterparties to a derivative contract (i.e. a novation), in and of itself does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. The adoption of this ASU did not have an impact on the Company's financial position or results of operations.

•
ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The Company adopted this ASU on a modified retrospective basis. This new guidance clarifies that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis of hybrid financial instruments. In other words, a contingent put or call option embedded in a debt instrument would be evaluated for possible separate accounting as a derivative instrument without regard to the nature of the exercise contingency. However, as required under existing guidance, companies will still need to evaluate other relevant embedded derivative guidance, such as whether the payoff from the contingent put or call option is adjusted based on changes in an index other than interest rates or credit risk, and whether the debt involves a substantial premium or discount. The adoption of this ASU did not have an impact on the Company's financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

•
ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323). This new guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. The new standard also provides specific guidance for available-for-sale securities that become eligible for the equity method of accounting. In those cases, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method of accounting. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows, and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in Accumulated Paid In Capital pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $27.1 million net of tax, and was recognized through an increase of $14.8 million to beginning retained earnings and $37.4 million to non-controlling interest, offset by a decrease of $26.5 million to common stock and paid in capital. The Company recorded excess tax benefits, net of tax of $47 thousand in the provision for income taxes rather than as an increase to additional paid in capital for the three-months ended March 31, 2017, on a prospective basis. Therefore, the prior period presented has not been adjusted. All excess tax benefits along with other income tax cash flows will now be classified as an operating activity rather than financing activities in the Statement of Cash Flows on a prospective basis.

In addition, the Company changed its accounting policy on forfeitures from previously recognizing forfeitures based on estimating the number of awards expected to be forfeited to electing to recognize forfeiture of awards as they occur to simplify the accounting for forfeitures. This resulted in a cumulative adjustment, as a decrease to, beginning retained earnings of $1.4 million.

•
ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control. This ASU amends the guidance in GAAP on related parties that are under common control. Specifically, the new ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The adoption of this ASU did not have an impact on the Company's financial position or results of operations.

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2017 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the Three-Month Period Ended March 31, 2017 other than the transactions disclosed in Notes 10 and 15.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period ending beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which revises the structure of the indicators to determine whether the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). The Company expects to adopt this ASU in the first quarter of 2018 with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers to determine the effect on certain non-interest income items presented in the Consolidated Statements of Operations and on the presentation and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment ("OTTI") model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of this new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company’s allowance for credit losses (“ACL”), which will depend upon the nature and characteristics of the Company's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company currently does not intend to early adopt this new guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the SCF. The ASU’s amendments add or clarify guidance on eight cash flow issues including debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted, including adoption in an interim period; however, any adjustments should be reflected as of the beginning of the fiscal year that includes the period of adoption. All of the amended guidance must be adopted in the same period. The Company does not expect the adoption of this ASU to have an impact on its financial position or results of operations and expects the impact to be to disclosure only.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force), which requires that the SCF include restricted cash in the beginning and end-of-period total amounts shown on the SCF, and that the SCF explain changes in restricted cash during the period. This guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted; however, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on its financial position or result of operations and expects the impact to be disclosure only.

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

In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules provide that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In March 2017, the FASB also issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This new guidance requires certain premiums on callable debt securities to be amortized to the earliest call date. Under existing rules, entities generally amortize the premium as an adjustment of yield over the contractual life of the security. The amortization period for callable debt securities purchased at a discount is not affected. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. The amendment will be applied on a modified retrospective basis through a cumulative-effect adjustment as of the date of the adoption. The Company is currently evaluating the impact of this ASU.

NOTE 3. INVESTMENT SECURITIES

Investment Securities Summary - Available-for-sale and Held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$2,303,126	$2,554	$(2,435)	$2,303,245
Corporate debt securities	210,906	—	—	210,906
Asset-backed securities (“ABS”)	740,136	15,791	(2,452)	753,475
Equity securities	11,800	—	(583)	11,217
State and municipal securities	28	—	—	28
Mortgage-backed securities (“MBS”):
U.S. government agencies - Residential	5,280,127	4,491	(57,579)	5,227,039
U.S. government agencies - Commercial	916,197	2,410	(9,198)	909,409
Federal Home Loan Mortgage Corporation (“FHLMC”) and FNMA - Residential debt securities	9,057,713	15,092	(144,618)	8,928,187
FHLMC and FNMA - Commercial debt securities	23,475	—	(660)	22,815
Non-agency securities	7	—	—	7
Total investment securities available-for-sale	$18,543,515	$40,338	$(217,525)	$18,366,328

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,857,357	$1,826	$(2,326)	$1,856,857
ABS	1,196,702	16,410	(2,388)	1,210,724
Equity securities	11,716	—	(565)	11,151
State and municipal securities	30	—	—	30
MBS:
U.S. government agencies - Residential	5,424,412	3,253	(64,537)	5,363,128
U.S. government agencies - Commercial	948,696	1,998	(8,196)	942,498
FHLMC and FNMA - Residential debt securities	7,765,003	6,712	(154,858)	7,616,857
FHLMC and FNMA - Commercial debt securities	23,636	—	(670)	22,966
Non-agency securities	14	—	—	14
Total investment securities available-for-sale	$17,227,566	$30,199	$(233,540)	$17,024,225

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities held-to-maturity at the dates indicated:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,621,221	$1,477	$(28,442)	$1,594,256
Total investment securities held-to-maturity	$1,621,221	$1,477	$(28,442)	$1,594,256

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,658,644	$2,195	$(25,426)	$1,635,413
Total investment securities held-to-maturity	$1,658,644	$2,195	$(25,426)	$1,635,413

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of March 31, 2017 and December 31, 2016, the Company had investment securities available-for-sale with an estimated fair value of $7.1 billion and $7.2 billion, respectively, pledged as collateral, which was comprised of the following: $3.2 billion and $3.2 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank ("FRB"); $2.9 billion and $3.0 billion, respectively, were pledged to secure public fund deposits; $106.0 million and $109.7 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $622.3 million and $622.0 million, respectively, were pledged to deposits with clearing organizations; and $372.9 million and $271.2 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At March 31, 2017 and December 31, 2016, the Company had $49.9 million and $44.8 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Condensed Consolidated Balance Sheet.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at March 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,172,284	$1,172,700
Due after 1 year but within 5 years	1,924,934	1,940,276
Due after 5 years but within 10 years	222,527	221,086
Due after 10 years	15,211,970	15,021,049
Total	$18,531,715	$18,355,111

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual maturities of the Company’s debt securities held-to-maturity at March 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due after 10 years	$1,621,221	$1,594,256
Total	$1,621,221	$1,594,256

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale and Held-to-maturity

The following tables present the aggregate amount of unrealized losses as of March 31, 2017 and December 31, 2016 on securities in the Company’s available-for-sale investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$1,280,641	$(2,435)	$—	$—	$1,280,641	$(2,435)
ABS	60,499	(868)	119,558	(1,584)	180,057	(2,452)
Equity securities	820	(18)	9,785	(565)	10,605	(583)
MBS:
U.S. government agencies - Residential	3,349,662	(43,591)	993,213	(13,988)	4,342,875	(57,579)
U.S. government agencies - Commercial	550,972	(5,148)	95,294	(4,050)	646,266	(9,198)
FHLMC and FNMA - Residential debt securities	4,715,186	(50,045)	1,897,958	(94,573)	6,613,144	(144,618)
FHLMC and FNMA - Commercial debt securities	22,354	(651)	461	(9)	22,815	(660)
Total investment securities available-for-sale	$9,980,134	$(102,756)	$3,116,269	$(114,769)	$13,096,403	$(217,525)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$1,016,654	$(2,326)	$—	$—	$1,016,654	$(2,326)
Corporate debt securities	—	—	—	—	—	—
ABS	76,552	(1,021)	111,758	(1,367)	188,310	(2,388)
Equity securities	770	(16)	9,800	(549)	10,570	(565)
State and municipal securities	—	—	—	—	—	—
MBS:
U.S. government agencies - Residential	3,831,354	(46,846)	1,027,609	(17,691)	4,858,963	(64,537)
U.S. government agencies - Commercial	532,334	(4,451)	98,918	(3,745)	631,252	(8,196)
FHLMC and FNMA - Residential debt securities	4,740,824	(58,514)	1,981,886	(96,344)	6,722,710	(154,858)
FHLMC and FNMA - Commercial debt securities	22,504	(659)	462	(11)	22,966	(670)
Total investment securities available-for-sale	$10,220,992	$(113,833)	$3,230,433	$(119,707)	$13,451,425	$(233,540)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the aggregate amount of unrealized losses as of March 31, 2017 and December 31, 2016 on securities in the Company’s held-to-maturity investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,310,387	$(28,442)	$—	$—	$1,310,387	$(28,442)
Total investment securities held-to-maturity	$1,310,387	$(28,442)	$—	$—	$1,310,387	$(28,442)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)
Total investment securities held-to-maturity	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)

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

The Company did not record any material OTTI in earnings related to its investment securities in the three-month periods ended March 31, 2017 or March 31, 2016.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 552 individual securities at March 31, 2017) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2017	2016
	(in thousands)
Proceeds from the sales of available-for-sale securities	$—	$3,435,844

Gross realized gains	$—	$26,707
Gross realized losses	—	(276)
OTTI	—	(10)
Net realized gains (1)	$—	$26,421
(1) Excludes the net realized gains/(losses) related to Trading Securities.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $26.4 million for the three-month period ended March 31, 2016, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended March 31, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $726.8 million for a gain of $19.5 million, and the sale of U.S. Treasury securities with a book value of $2.8 billion for a gain of $6.7 million. The Company did not sell any available for sale investment securities during the three-month period ended March 31, 2017.

Trading Securities

The Company held $19.4 million of trading securities as of March 31, 2017, compared to $1.6 million held at December 31, 2016. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statement of Operations.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $630.1 million and $680.5 million as of March 31, 2017 and December 31, 2016, respectively. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2017, the Company purchased $13.2 million of FHLB stock at par, and redeemed $64.5 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the three-month period ended March 31, 2017, the Company did not purchase any FRB stock. Other investments also include $53.3 million and $50.4 million of low-income housing tax credit ("LIHTC") investments as of March 31, 2017 and December 31, 2016, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $52.4 billion at March 31, 2017 and $53.5 billion at December 31, 2016.

Loans that the Company intends to sell are classified as loans-held-for-sale (“LHFS”). The LHFS portfolio balance at March 31, 2017 was $2.1 billion, compared to $2.6 billion at December 31, 2016. LHFS in the residential mortgage portfolio are either reported at fair value or at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio through the provision for credit losses to value the portfolio at the lower of cost or market. Upon transferring the loans to LHFS at fair value, the adjusted credit loss allowance was released as a charge-off. Loan originations and purchases under SC’s personal lending platform during 2016 have been classified as held for sale and subsequent adjustments to lower of cost or market are recorded through Miscellaneous Income (Expense), net on the Condensed Consolidated Statements of Operations. As of March 31, 2017, the carrying value of the personal unsecured held-for-sale portfolio was $979.1 million.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At March 31, 2017 and December 31, 2016, accrued interest receivable on the Company's loans was $466.6 million and $554.5 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases held-for-investment by portfolio and by rate type:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held-for-investment (“LHFI”):
Commercial real estate loans	$9,883,926	11.8%	$10,112,043	11.8%
Commercial and industrial loans	17,218,865	20.6%	18,812,002	21.9%
Multifamily loans	8,462,464	10.1%	8,683,680	10.1%
Other commercial(2)	6,746,717	8.0%	6,832,403	8.0%
Total commercial LHFI	42,311,972	50.5%	44,440,128	51.8%
Consumer loans secured by real estate:
Residential mortgages	7,801,175	9.3%	7,775,272	9.1%
Home equity loans and lines of credit	5,941,340	7.1%	6,001,192	7.0%
Total consumer loans secured by real estate	13,742,515	16.4%	13,776,464	16.1%
Consumer loans not secured by real estate:
RICs and auto loans - originated	22,729,892	27.2%	22,104,918	25.8%
RICs and auto loans - purchased	2,976,567	3.6%	3,468,803	4.0%
Personal unsecured loans	1,211,922	1.4%	1,234,094	1.4%
Other consumer(3)	742,032	0.9%	795,378	0.9%
Total consumer loans	41,402,928	49.5%	41,379,657	48.2%
Total LHFI(1)	$83,714,900	100.0%	$85,819,785	100.0%
Total LHFI:
Fixed rate	$50,822,537	60.7%	$51,752,761	60.3%
Variable rate	32,892,363	39.3%	34,067,024	39.7%
Total LHFI(1)	$83,714,900	100.0%	$85,819,785	100.0%

(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $968.3 million and $845.8 million as of March 31, 2017 and December 31, 2016, respectively.
(2)Other commercial includes $3.6 billion and $3.7 billion at March 31, 2017 and December 31, 2016, respectively, of loans not defined as commercial or consumer for regulatory purposes, but which are defined as "Other." The remainder of the balance primarily includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicle ("RV") and marine loans.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses (“ALLL”) and other credit quality disclosures at March 31, 2017 and December 31, 2016, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2017	December 31, 2016
	(in thousands)
Commercial LHFI:
Commercial real estate:
Corporate Banking	$3,505,092	$3,693,109
Middle Market Real Estate	5,205,976	5,180,572
Santander Real Estate Capital	1,172,858	1,238,362
Total commercial real estate	9,883,926	10,112,043
Commercial and industrial (3)	17,218,865	18,812,002
Multifamily	8,462,464	8,683,680
Other commercial	6,746,717	6,832,403
Total commercial LHFI	$42,311,972	$44,440,128

(1)	These represent the Company's loan categories based on SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $103.8 million of LHFS at March 31, 2017 and excluded $121.1 million of LHFS at December 31, 2016.

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RIC and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2017	December 31, 2016
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$7,801,175	$7,775,272
Home equity loans and lines of credit	5,941,340	6,001,192
Total consumer loans secured by real estate	13,742,515	13,776,464
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	22,729,892	22,104,918
RICs and auto loans - purchased (4)	2,976,567	3,468,803
Personal unsecured loans(5)	1,211,922	1,234,094
Other consumer	742,032	795,378
Total consumer LHFI	$41,402,928	$41,379,657

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $246.9 million and $462.9 million of LHFS at March 31, 2017 and December 31, 2016, respectively.

(4)	RIC and auto loans exclude $773.1 million and $924.7 million of LHFS at March 31, 2017 and December 31, 2016, respectively.

(5)	Personal unsecured loans exclude $1.0 billion and $1.1 billion of LHFS at March 31, 2017 and December 31, 2016, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 change in control and consolidation of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
RICs - Purchased:
Unpaid principal balance ("UPB") (1)	$3,216,330	$3,765,714
UPB - FVO (2)	17,321	29,481
Total UPB	3,233,651	3,795,195
Purchase Marks (3)	(257,084)	(326,392)
Total RICs - Purchased	2,976,567	3,468,803

RICs - Originated:
UPB (1)	23,112,453	22,527,753
Net discount	(400,495)	(441,131)
Total RICs - Originated	22,711,958	22,086,622
SBNA auto loans	17,934	18,296
Total RICs - originated post change in control	$22,729,892	$22,104,918
Total RICs and auto loans	$25,706,459	$25,573,721

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $3.7 million and $6.7 million related to purchased loan portfolios on which we elected to apply the FVO at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company originated $1.6 billion and $2.5 billion, respectively, in Chrysler Capital loans, which represented 42% and 49%, respectively, of total RIC originations. As of March 31, 2017 and December 31, 2016, SC's auto RIC portfolio consisted of $7.1 billion and $7.4 billion, respectively, of Chrysler Capital loans which represented 31% and 32%, respectively, of SC's auto RIC portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month period ended March 31, 2017 and 2016 was as follows:

	Three-Month Period Ended March 31, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$449,835	$3,317,606	$47,023	$3,814,464
Provision for loan and lease losses	18,777	718,558	—	737,335
Charge-offs	(26,173)	(1,237,280)	—	(1,263,453)
Recoveries	10,580	623,937	—	634,517
Charge-offs, net of recoveries	(15,593)	(613,343)	—	(628,936)
ALLL, end of period	$453,019	$3,422,821	$47,023	$3,922,863
Reserve for unfunded lending commitments, beginning of period	$121,613	$806	$—	$122,419
Provision for unfunded lending commitments	(1,860)	(30)	—	(1,890)
Loss on unfunded lending commitments	(133)	—	—	(133)
Reserve for unfunded lending commitments, end of period	119,620	776	—	120,396
Total ACL, end of period	$572,639	$3,423,597	$47,023	$4,043,259
Ending balance, individually evaluated for impairment(1)	$99,914	$1,518,545	$—	$1,618,459
Ending balance, collectively evaluated for impairment	353,105	1,904,276	47,023	2,304,404

Financing receivables:
Ending balance	$42,415,806	$43,402,053	$—	$85,817,859
Ending balance, evaluated under the FVO or lower of cost or fair value	103,834	2,008,152	—	2,111,986
Ending balance, individually evaluated for impairment(1)	675,116	6,040,694	—	6,715,810
Ending balance, collectively evaluated for impairment	41,636,856	35,353,207	—	76,990,063

(1) Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan and lease losses	117,933	755,982	—	873,915
Charge-offs	(43,009)	(1,142,160)	—	(1,185,169)
Recoveries	25,907	607,065	—	632,972
Charge-offs, net of recoveries	(17,102)	(535,095)	—	(552,197)
ALLL, end of period	$557,643	$2,962,975	$47,245	$3,567,863

Reserve for unfunded lending commitments, beginning of period	$148,207	$814	$—	$149,021
Provision for unfunded lending commitments	24,621	(74)	—	24,547
Reserve for unfunded lending commitments, end of period	172,828	740	—	173,568
Total ACL, end of period	$730,471	$2,963,715	$47,245	$3,741,431
Ending balance, individually evaluated for impairment(2)	$140,463	$1,024,070	$—	$1,164,533
Ending balance, collectively evaluated for impairment	417,180	1,938,905	47,245	2,403,330

Financing receivables:
Ending balance	$47,432,421	$43,712,054	$—	$91,144,475
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	—	2,834,770	—	2,834,770
Ending balance, individually evaluated for impairment(2)	745,842	4,703,087	—	5,448,929
Ending balance, collectively evaluated for impairment	46,686,579	36,174,197	—	82,860,776

(1)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended
	March 31, 2017
	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$559,092	$2,538,127	$3,097,219
Provision for / (release of) loan and lease losses	26,125	660,524	686,649
Charge-offs	(188,686)	(1,008,053)	(1,196,739)
Recoveries	98,690	517,286	615,976
Charge-offs, net of recoveries	(89,996)	(490,767)	(580,763)
ALLL, end of period	$495,221	$2,707,884	$3,203,105

	Three-Month Period Ended
	March 31, 2016
	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$590,807	$1,891,989	$2,482,796
Provision for / (release of) loan and lease losses	73,635	674,420	748,055
Charge-offs	(264,792)	(825,080)	(1,089,872)
Recoveries	189,457	395,941	585,398
Charge-offs, net of recoveries	(75,335)	(429,139)	(504,474)
ALLL, end of period	$589,107	$2,137,270	$2,726,377

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$90,858	$104,879
Middle market commercial real estate	65,395	71,264
Santander real estate capital	1,620	3,077
Commercial and industrial	211,507	182,368
Multifamily	5,034	8,196
Other commercial	6,081	11,097
Total commercial loans	380,495	380,881
Consumer:
Residential mortgages	278,627	287,140
Home equity loans and lines of credit	113,395	120,065
RICs and auto loans - originated	1,471,741	1,045,587
RICs - purchased	350,367	284,486
Personal unsecured loans	5,249	5,201
Other consumer	11,400	12,694
Total consumer loans	2,230,779	1,755,173
Total non-accrual loans	2,611,274	2,136,054

Other real estate owned ("OREO")	117,845	116,705
Repossessed vehicles	178,747	173,754
Foreclosed and other repossessed assets	1,541	3,838
Total OREO and other repossessed assets	298,133	294,297
Total non-performing assets	$2,909,407	$2,430,351

Age Analysis of Past Due Loans

For reporting of past due loans, a payment of 90% or more of the amount due is considered to meet the contractual requirements. For certain RICs originated prior to January 1, 2017, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. For RICs originated after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of which origination channel the receivable was originated through. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	March 31, 2017
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$28,982	$37,630	$66,612	$3,438,480	$3,505,092	$—
Middle market commercial real estate	6,856	48,559	55,415	5,150,561	5,205,976	—
Santander real estate capital	—	—	—	1,172,858	1,172,858	—
Commercial and industrial	112,319	37,295	149,614	17,173,085	17,322,699	—
Multifamily	1,064	762	1,826	8,460,638	8,462,464	—
Other commercial	31,996	2,948	34,944	6,711,773	6,746,717	—
Consumer:
Residential mortgages	192,400	216,636	409,036	7,639,079	8,048,115	—
Home equity loans and lines of credit	35,718	71,770	107,488	5,833,852	5,941,340	—
RICs and auto loans - originated	3,089,483	230,331	3,319,814	20,183,159	23,502,973	—
RICs and auto loans - purchased	728,397	45,630	774,027	2,202,539	2,976,566	—
Personal unsecured loans	97,675	92,484	190,159	2,000,868	2,191,027	82,641
Other consumer	25,271	17,019	42,290	699,742	742,032	—
Total	$4,350,161	$801,064	$5,151,225	$80,666,634	$85,817,859	$82,641

(1)	Financing receivables include LHFS.

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

	March 31, 2017
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$82,140	$91,678	$—	$85,577
Middle market commercial real estate	52,105	75,192	—	56,096
Santander real estate capital	1,182	1,182	—	1,900
Commercial and industrial	72,633	76,705	—	70,384
Multifamily	2,196	3,172	—	6,283
Other commercial	735	735	—	887
Consumer:
Residential mortgages	171,106	218,414	—	173,088
Home equity loans and lines of credit	46,872	46,872	—	47,872
RICs and auto loans - originated	—	—	—	—
RICs and auto loans - purchased	28,138	36,061	—	31,256
Personal unsecured loans(2)	24,382	24,382	—	25,195
Other consumer	20,386	24,702	—	19,861
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	77,692	81,845	22,305	79,066
Middle market commercial real estate	41,805	60,761	9,255	46,038
Santander real estate capital	8,528	8,528	1,240	8,560
Commercial and industrial	251,976	265,864	64,723	234,277
Multifamily	6,973	6,973	1,115	4,952
Other commercial	7,472	7,472	1,276	7,345
Consumer:
Residential mortgages	285,786	324,894	38,708	285,208
Home equity loans and lines of credit	50,948	64,228	3,069	50,405
RICs and auto loans - originated	3,723,717	3,800,829	1,048,383	3,497,517
RICs and auto loans - purchased	1,660,016	1,876,086	418,907	1,757,982
Personal unsecured loans	16,961	17,173	7,162	16,910
Other consumer	12,391	16,443	2,316	12,742
Total:
Commercial	$605,437	$680,107	$99,914	$601,365
Consumer	6,040,703	6,450,084	1,518,545	5,918,036
Total	$6,646,140	$7,130,191	$1,618,459	$6,519,401

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $240.9 million for the three-month period ended March 31, 2017 on approximately $4.7 billion of TDRs that were returned to performing status as of March 31, 2017.

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

The Company recognized interest income of $657.5 million for the year ended December 31, 2016 on approximately $5.2 billion of TDRs that were returned to performing status as of December 31, 2016.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

March 31, 2017	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,093,468	$4,900,103	$1,128,619	$16,108,106	$8,291,861	$6,692,843	$40,215,000
Special Mention	174,765	138,376	24,719	691,575	130,534	24,145	1,184,114
Substandard	212,428	137,221	19,520	479,397	40,069	29,647	918,282
Doubtful	24,431	30,276	—	43,621	—	82	98,410
Total commercial loans	$3,505,092	$5,205,976	$1,172,858	$17,322,699	$8,462,464	$6,746,717	$42,415,806

(1)	Financing receivables include LHFS.

December 31, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,303,428	$4,843,468	$1,170,259	$17,865,871	$8,515,866	$6,804,184	$42,503,076
Special Mention	144,125	136,989	44,281	541,828	120,731	10,651	998,605
Substandard	226,206	161,962	23,822	503,185	47,083	11,932	974,190
Doubtful	19,350	38,153	—	22,183	—	5,636	85,322
Total commercial loans	$3,693,109	$5,180,572	$1,238,362	$18,933,067	$8,683,680	$6,832,403	$44,561,193

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	March 31, 2017		December 31, 2016
Credit Score Range(2)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,594,478	17.4%	$4,154,228	15.7%
<600	13,870,322	52.3%	14,100,215	53.2%
600-639	4,474,020	16.9%	4,597,541	17.4%
>=640	3,540,719	13.4%	3,646,485	13.7%
Total	$26,479,539	100.0%	$26,498,469	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $773.1 million and $924.7 million of LHFS at March 31, 2017 and December 31, 2016 that do not have an allowance.

Consumer Lending Asset Quality Indicators-FICO® and Loan-to-Value (“LTV”) Ratio

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

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
March 31, 2017	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$299,444	$22,518	$15,738	$4,435	$3,630	$—	$—	$345,765
<600	74	249,791	67,644	47,400	29,611	3,899	4,297	402,716
600-639	49	155,608	48,930	39,284	34,524	4,928	5,547	288,870
640-679	153	315,898	99,914	84,830	95,600	5,320	8,635	610,350
680-719	49	529,557	211,825	134,939	141,692	5,622	11,651	1,035,335
720-759	16	842,347	397,595	160,548	152,397	8,308	13,715	1,574,926
>=760	516	2,491,175	857,462	229,408	184,825	10,184	16,583	3,790,153
Grand Total	$300,301	$4,606,894	$1,699,108	$700,844	$642,279	$38,261	$60,428	$8,048,115

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(2)
March 31, 2017	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$166,218	$338	$12	$—	$—	$166,568
<600	9,696	165,358	66,917	16,409	13,164	271,544
600-639	7,033	148,208	71,034	11,296	9,047	246,618
640-679	7,464	266,495	145,082	25,999	15,754	460,794
680-719	8,942	461,925	272,541	38,428	20,930	802,766
720-759	10,061	647,477	384,010	43,253	25,126	1,109,927
>=760	19,283	1,784,699	933,309	94,962	50,870	2,883,123
Grand Total	$228,697	$3,474,500	$1,872,905	$230,347	$134,891	$5,941,340

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

	Residential Mortgages(1)(3)
December 31, 2016	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$696,730	$102,911	$4,635	$2,327	$196	$150	$—	$806,949
<600	80	228,794	70,793	49,253	30,720	6,622	5,885	392,147
600-639	147	152,728	48,006	42,443	42,356	4,538	6,675	296,893
640-679	98	283,054	101,495	81,669	93,552	5,287	4,189	569,344
680-719	112	487,257	193,351	136,937	146,090	6,766	11,795	982,308
720-759	56	767,192	348,524	163,163	178,264	8,473	16,504	1,482,176
>=760	495	2,415,542	860,582	219,014	180,841	11,134	20,740	3,708,348
Grand Total	$697,718	$4,437,478	$1,627,386	$694,806	$672,019	$42,970	$65,788	$8,238,165

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Performing	$4,734,246	$5,169,788
Non-performing	1,644,947	937,127
Total	$6,379,193	$6,106,915

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

Consumer TDRs excluding RICs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is implemented. RIC TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured, and considered for return to accrual when a sustained period of repayment performance has been achieved. The TDR classification will remain on the loan until it is paid in full or liquidated.

In addition to loans identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing loans for the remaining life of the loan.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month period ended March 31, 2017 and March 31, 2016, respectively:

	Three-Month Period Ended March 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	24	$30,001	$(2)	$1	$340	$30,340
Commercial and industrial	242	8,034	(4)	—	—	8,030
Consumer:
Residential mortgages(3)	89	15,993	—	—	(183)	15,810
Home equity loans and lines of credit	19	1,432	—	—	121	1,553
RICs and auto loans - originated	50,910	906,599	(934)	—	(107)	905,558
RICs - purchased	55	289	(5)	—	(2)	282
Personal unsecured loans	17,757	24,855	—	—	(109)	24,746
Other consumer	59	2,118	—	—	(1)	2,117
Total	69,155	$989,321	$(945)	$1	$59	$988,436

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	9	$47,776	$(16)	$(10,583)	$(11)	$37,166
Middle market commercial real estate	3	10,454	—	—	(69)	10,385
Commercial and industrial	223	7,230	(1)	—	—	7,229
Consumer:
Residential mortgages(3)	49	6,648	(1)	—	205	6,852
Home equity loans and lines of credit	67	4,539	132	—	(237)	4,434
RICs and auto loans - originated	27,695	514,066	(83)	—	(61)	513,922
RICs - purchased	14,344	175,968	(598)	—	(59)	175,311
Personal unsecured loans	17,055	21,345	—	—	(129)	21,216
Other consumer	26	923	—	—	(178)	745
Total	59,471	$788,949	$(567)	$(10,583)	$(539)	$777,260

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month period ended March 31, 2017 and March 31, 2016, respectively.

	Three-Month Period Ended March 31,
	2017		2016
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Corporate Banking	3	$1,278	2	$1,238
Middle Market Commercial Real Estate	32	6,443	20	3,746
Commercial and industrial	66	2,887	63	4,009
Consumer:
Residential mortgages	29	4,161	31	4,838
Home equity loans and lines of credit	2	173	5	341
RICs and auto loans	12,281	214,002	13,124	214,702
Unsecured loans	874	1,707	1,599	1,827
Other consumer	9	105	6	73
Total	13,296	$230,756	14,850	$230,774

(1)	The recorded investment represents the period-end balance at March 31, 2017 and 2016. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Operating leases, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Leased vehicles	$13,641,234	$13,603,494
Origination fees and other costs	24,156	23,141
Manufacturer subvention payments	(1,176,686)	(1,126,323)
Leased vehicles, gross	12,488,704	12,500,312
Less: accumulated depreciation	(2,752,676)	(2,811,855)
Leased vehicles, net	$9,736,028	$9,688,457

Commercial equipment vehicles and aircraft, gross	$73,041	$65,401
Less: accumulated depreciation	(9,128)	(6,635)
Commercial equipment vehicles and aircraft, net	$63,913	$58,766

Total operating lease assets, net	$9,799,941	$9,747,223

Periodically, the Company executes bulk sales of leases originated under the Chrysler Capital program. During the three-month periods ended March 31, 2017 and March 31, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2017 (in thousands):

2017	$1,288,754
2018	1,113,314
2019	445,105
2020	28,504
2021	79
Thereafter	—
Total	$2,875,756

Lease income was $496.0 million and $420.9 million for the three-month periods ended March 31, 2017 and 2016, respectively. Lease expense was $358.8 million and $292.8 million for the three-month periods ended March 31, 2017 and 2016, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES

Variable Interest Entities ("VIEs")

The Company transfers RICs and leased vehicles into newly formed securitization trusts ("Trusts") that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs on the Condensed Consolidated Balance Sheets.

For further description of the Company's securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Note 7 of the 2016 Annual Report on Form 10-K.

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

	March 31, 2017	December 31, 2016
	(in thousands)
Assets
Restricted cash	$2,437,776	$2,087,177
Loans(1)	23,538,934	23,568,066
Operating lease assets, net	8,927,536	8,564,628
Various other assets	705,569	686,253
Total Assets	$35,609,815	$34,906,124
Liabilities
Notes payable	$30,847,859	$31,667,976
Various other liabilities	111,075	91,234
Total Liabilities	$30,958,934	$31,759,210

(1) Includes $859.4 million and $1.0 billion of RICs held for sale at March 31, 2017 and December 31, 2016, respectively.

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

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of March 31, 2017 and December 31, 2016, the Company was servicing $27.4 billion and $27.4 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended March 31, 2017	Three-Month Period Ended March 31, 2016
	(in thousands)
Assets securitized	$7,646,625	$3,657,955

Net proceeds from new securitizations (1)	$5,576,801	$2,702,004
Net proceeds from sale of retained bonds	115,970	—
Cash received for servicing fees (2)	208,923	194,365
Net distributions from Trusts (2)	678,229	629,726
Total cash received from Trusts	$6,579,923	$3,526,095
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated Statements of Cash Flows because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month period ended March 31, 2017, the Company sold $700.0 million of gross RICs to VIEs in off-balance sheet securitizations for a loss of $2.7 million. The transaction was executed under the new securitization platform-SPAIN, with Santander. Santander will hold eligible vertical interest in notes and certificates of not less than 5% to comply with the DFA risk retention rules. For the three-month period ended March 31, 2016, the Company executed no off-balance sheet securitization with VIEs in which it has continuing involvement.

As of March 31, 2017 and December 31, 2016, the Company was servicing $2.9 billion and $2.7 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
SPAIN	$666,346	$—
Total serviced for related parties	666,346	—

Chrysler Capital securitizations	2,188,452	2,741,101
Other third parties	89,107	—
Total serviced for third parties	2,277,559	2,741,101
Total serviced for other portfolio	$2,943,905	$2,741,101

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended March 31, 2017	Three-Month Period Ended March 31, 2016
	(in thousands)
Assets securitized (a)	$700,022	$—

Net proceeds from new securitizations	$702,319	$—
Cash received for servicing fees	1,398	15,701
Total cash received from Trusts	$703,717	$15,701

(a) Represents the UPB at the time of original securitization.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the three-month period ended March 31, 2017:

	Consumer and Business Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Santander BanCorp	Total
(in thousands)
Goodwill at December 31, 2016	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925
Disposals during the period	—	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—	—
Re-allocations during the period	—	—	—	—	—	—	—
Impairment during the period	—	—	—	—	—	—	—
Goodwill at March 31, 2017	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

The Company, including its Santander BanCorp subsidiary, conducted its annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairment of goodwill was identified as a result of the annual impairment analyses.

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2017		December 31, 2016
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$455,821	$(124,179)	$465,625	$(114,375)
Chrysler relationship	91,250	(47,500)	95,000	(43,750)
Core deposit intangibles	—	—	—	(295,842)
Trade name	16,800	(1,200)	17,100	(900)
Other intangibles	17,882	(51,649)	19,519	(98,492)
Total intangibles subject to amortization	$581,753	$(224,528)	$597,244	$(553,359)

At March 31, 2017 and December 31, 2016, the Company did not have any intangibles not subject to amortization.

Amortization expense on intangible assets was $15.5 million and $17.9 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

During 2016, the Company's core deposit intangibles and purchased credit card relationship intangibles associated with its 2006 acquisitions, which were amortized straight-line over a period of ten years, became fully amortized. During 2016, $48.5 million of the Company's customer relationships associated with BSI became fully amortized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2017	$61,491	$15,491	$46,000
2018	60,644	—	60,644
2019	58,975	—	58,975
2020	58,642	—	58,642
2021	55,603	—	55,603
Thereafter	301,889	—	301,889

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Income tax receivables	$296,305	$294,796
Derivative assets at fair value	407,568	413,779
Other repossessed assets	180,288	177,592
MSRs	153,114	150,343
Prepaid expenses	171,836	172,559
OREO	117,845	116,705
Miscellaneous assets and receivables	1,023,530	567,327
Total other assets	$2,350,486	$1,893,101

Income tax receivables

Income tax receivables consists primarily of accrued federal tax receivables.

Derivative assets at fair value

Derivative assets at fair value represent the net amount of derivatives presented in the Condensed Consolidated Financial Statements, including the impact of amounts offsetting recognized assets. Refer to the offsetting of financial assets table in Note 11 to these Condensed Consolidated Financial Statements for the detail of these amounts.

MSRs

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2017 and December 31, 2016 the balance of these loans serviced for others accounted for at fair value was $15.5 billion and $15.4 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Condensed Consolidated Statements of Operations. The fair value of the MSRs at March 31, 2017 and December 31, 2016 was $149.5 million and $146.6 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS (continued)

For the three-month periods ended March 31, 2017 and March 31, 2016 the Company recorded net changes in the fair value of MSRs due to valuation totaling $1.5 million and $(14.4) million, respectively.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

	Three-Month Period Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Fair value at beginning of period(1)	$146,589	$147,233
Mortgage servicing assets recognized	5,730	3,592
Principal reductions	(4,321)	(5,726)
Change in fair value due to valuation assumptions	1,457	(14,356)
Fair value at end of period(1)	$149,455	$130,743

(1) The Company has total MSRs of $153.1 million and $150.3 million as of March 31, 2017, and December 31, 2016, respectively. The Company has elected to account for the majority of its MSR balance using the fair value option, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

Fee income and gain on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.6 million and $10.8 million for the three-month periods ended March 31, 2017 and March 31, 2016, respectively. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations of $4.4 million and $3.5 million the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Other repossessed assets and OREO

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. The first quarter increase is due to a receivable for unsettled trades of Brazilian government bonds of $434.1 million in SIS at March 31, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2017		December 31, 2016
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$11,474,772	17.3%	$11,284,881	16.8%
Non-interest-bearing demand deposits	15,608,348	23.4%	15,413,609	22.9%
Savings	6,090,884	9.1%	5,988,852	8.9%
Customer repurchase accounts	819,783	1.2%	868,544	1.3%
Money market	24,977,919	37.5%	24,511,906	36.5%
Certificates of deposit ("CDs")	7,629,528	11.5%	9,172,898	13.6%
Total Deposits (1)	$66,601,234	100.0%	$67,240,690	100.0%

(1) Includes foreign deposits, as defined by the FRB, of $10.3 billion and $10.7 billion at March 31, 2017 and December 31, 2016, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.9 billion and $3.0 billion at March 31, 2017 and December 31, 2016, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $55.8 million and $61.1 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at March 31, 2017 were $41.5 billion, compared to $43.5 billion at December 31, 2016. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

During the three-month period ended March 31, 2017, the Company repurchased $881.0 million of the Bank's 2.00% senior notes due 2018 and senior floating rate notes due 2018. The repurchases resulted in a loss on debt extinguishment of $6.7 million. The Company did not repurchase any outstanding borrowings in the open market during the three-month period ended and March 31, 2016.

On March 27, 2017, the Company issued $1.0 billion in aggregate principal amount of its 3.70% senior notes due March 2022. The proceeds of this note will be used for general corporate purposes.

Additionally, on April 13, 2017, the Company issued $388.7 million in aggregate principal amount of its senior floating rate notes. These senior floating rate notes have a floating rate equal to the three-month LIBOR plus 100 basis points with a maturity of July 2019. The proceeds of this note will be used for general corporate purposes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Parent Company & other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company & other IHC entities' borrowings and other debt obligations at the dates indicated:

	March 31, 2017		December 31, 2016
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Senior notes, due November 2017(1)	$599,392	2.59%	$599,206	2.67%
3.45% senior notes, due August 2018	498,809	3.62%	498,604	3.62%
2.70% senior notes, due May 2019	997,489	2.82%	997,207	2.82%
2.65% senior notes, due April 2020	995,060	2.82%	994,672	2.82%
3.70% senior notes, due March 2022	994,651	3.82%	—	—%
4.50% senior notes, due July 2025	1,095,077	4.57%	1,094,955	4.56%
Junior subordinated debentures - Capital Trust VI, due June 2036	69,804	7.91%	69,798	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,440	2.84%	149,434	2.49%
Common securities - Capital Trust IX	4,640	2.84%	4,640	2.49%
Overnight funds purchase, due April 2017(2,3)	770	0.81%	830	0.50%
2.00% subordinated debt, maturing through 2042(2)	40,498	2.00%	40,457	2.00%
Short-term borrowings, due April 2017(2,3)	91,000	0.88%	54,000	0.63%
Overnight borrowings, maturing April 2017(2)	31,000	0.88%	17,000	0.63%
Short-term borrowings, maturing in less than one year(2)	93,378	0.25%	207,173	0.25%
Short-term borrowings, maturing in less than one year(2)	3,260	0.35%	—	—%
Total Parent Company & other subsidiaries` borrowings and other debt obligations	$5,674,268	3.36%	$4,737,976	3.21%
(1) These notes bear interest at a rate equal to three-month LIBOR plus 145 basis points per annum.
(2) These debt instruments have been entered into by certain of the SHUSA`s subsidiaries.
(3) At December 31, 2016, these amounts were due in January 2017. In January 2017, they were refinanced with a new maturity of April 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2017		December 31, 2016
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$76,908	2.24%	$748,143	2.24%
Senior notes, due January 2018(1)(2)	41,877	1.95%	249,705	1.99%
8.750% subordinated debentures, due May 2018	499,069	8.92%	498,882	8.92%
Subordinated term loan, due February 2019	116,326	7.01%	122,313	6.78%
FHLB advances, maturing through July 2019	4,350,000	1.15%	5,950,000	0.85%
Real estate investment trust preferred, due May 2020	156,842	13.36%	156,457	13.46%
Subordinated term loan, due August 2022	29,296	8.77%	29,202	8.35%
Total Bank borrowings and other debt obligations	$5,270,318	2.44%	$7,754,702	1.92%

(1) These notes will bear interest at a rate equal to three-month LIBOR plus 93 basis points per annum.
(2) Effective rate of this debt is a proxy to account for the portion of this debt that was repurchased following a tender offer which settled on March 29, 2017.

The Bank had outstanding irrevocable letters of credit totaling $0.7 billion from the FHLB of Pittsburgh at March 31, 2017, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Balance	Committed Amount (6)	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$232,045	$1,250,000	3.73%	$326,912	$11,207
Warehouse line, due August 2018(2)	216,520	780,000	3.30%	281,270	6,946
Warehouse line, due August 2018(3)	2,018,143	3,120,000	2.29%	3,067,595	64,912
Warehouse line, due October 2018(5)	435,477	1,800,000	3.31%	620,916	10,000
Warehouse line, due October 2018	132,365	400,000	2.91%	189,416	2,671
Warehouse line, due January 2018	168,084	500,000	2.84%	213,200	—
Warehouse line, due November 2018	301,199	1,000,000	2.51%	451,750	7,902
Warehouse line, due November 2018	174,720	500,000	2.16%	186,481	4,722
Warehouse line, due October 2017	273,800	300,000	2.44%	322,183	10,803
Warehouse line, due July 2018	235,784	250,000	3.25%	500,095	44,377
Repurchase facility, due December 2017(4)	328,608	328,608	3.32%	—	14,012
Repurchase facility, due April 2017(4)	235,509	235,509	2.04%	—	—
Repurchase facility, due March 2018(4)	147,182	147,182	3.31%	—	—
Repurchase facility, due April 2017(4)	59,202	59,202	2.09%	—	—
Line of credit with related party, due December 2017(5)	500,000	500,000	3.24%	—	—
Line of credit with related party, due December 2017(5)	1,000,000	1,000,000	2.83%	—	—
Line of credit with related party, due December 2018(5)	—	500,000	3.89%	—	—
Line of credit with related party, due December 2018(5)	400,000	1,000,000	3.36%	—	—
Total SC revolving credit facilities	$6,858,638	$13,670,501	2.78%	$6,159,818	$177,552

(1) As of March 31, 2017, half of the outstanding balance on this facility matures in April 2017 and half matures in March 2018. In April 2017, the facilities that matured were extended to March 2019.
(2) This line is held exclusively for financing of Chrysler Capital loans.
(3) This line is held exclusively for financing of Chrysler Capital leases.
(4) These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities are unsecured. These facilities have rolling maturities of up to one year. In April 2017, the repurchase facilities that matured were extended to May 2017.
(5) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of March 31, 2017, $1.6 billion of the aggregate outstanding balances on these credit facilities was unsecured.
(6) SPAIN Revolving Funding LLC (a subsidiary) established a committed facility of $750 million with the New York branch of Santander ("Santander NY") on April 3, 2017. Borrowings under this facility bear interest at a rate equal to one-month London Interbank Offered Rate ("LIBOR") plus a spread (based on the quality of the collateral for the facility) ranging from 0.60% to 0.90%. The current maturity date of the facility is December 31, 2018. The committed amounts related to this facility are not included within the table above.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1,2)	$14,797,166	$33,958,912	0.89% - 2.80%	$19,098,090	$1,641,484
SC privately issued amortizing notes, maturing on various dates(1)	8,875,308	12,445,241	0.88% - 2.86%	12,881,108	632,753
Total SC secured structured financings	$23,672,474	$46,404,153	0.88% - 2.86%	$31,979,198	$2,274,237

(1) SC has entered into various securitization transactions involving its retail automobile installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs, and the related securitization debt issued by SPEs, remain on the Condensed Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.
(2) Securitizations executed under Rule 144A of the Securities Act are included within this balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

	December 31, 2016
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1,2)	$13,444,543	$32,386,082	0.89% - 2.46%	$17,474,524	$1,423,599
SC privately issued amortizing notes, maturing on various dates(1)	8,172,407	14,085,991	0.88% - 2.86%	12,021,887	500,868
Total SC secured structured financings	$21,616,950	$46,472,073	0.88% - 2.86%	$29,496,411	$1,924,467

(1) SC has entered into various securitization transactions involving its retail automobile installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs, and the related securitization debt issued by SPEs, remain on the Condensed Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.
(2) Securitizations executed under Rule 144A of the Securities Act are included within this balance.

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying is a referenced interest rate (commonly the Overnight Indexed Swap ("OIS") rate or LIBOR), security price, credit spread or other index.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of March 31, 2017, derivatives in this category had a fair value of $4.6 million. The credit ratings of the Company and Bank are currently considered investment grade. During the first quarter of 2017, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's.

As of March 31, 2017 and December 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e. those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $21.5 million and $27.0 million, respectively. The Company had $24.0 million and $28.3 million in cash and securities collateral posted to cover those positions as of March 31, 2017 and December 31, 2016, respectively.

Hedge Accounting

Management uses derivative instruments, designated as hedges to mitigate the impact of interest rate movements on the fair value of certain assets and liabilities, and on highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges is recorded in AOCI; the ineffective portion of the hedging gains and losses is recorded in earnings.

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, the Company expects $0.7 million of gross losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Fair Value Hedges

During the quarter ended March 31, 2017, the Company entered into interest rate swaps to hedge the interest rate risk on certain fixed rate loans. These derivatives were designated as fair value hedges at inception. The Company included all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month period ended March 31, 2017. Prior to 2017, the Company entered into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments, which were sold during 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2017 and December 31, 2016 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
March 31, 2017
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$7,309,091	$57,063	$4,593	1.04%	1.17%	2.45
Pay variable receive — fixed floating interest rate swaps	3,550,000	739	61,902	1.38%	0.74%	3.80
Total	$10,859,091	$57,802	$66,495	1.15%	1.03%	2.89

December 31, 2016
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01
Total	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Most of the Company`s residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS.

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

NOTE 11. DERIVATIVES (continued)

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2017 and December 31, 2016 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$422,087	$693,137	$2	$8,577	$2,365	$—
Interest rate lock commitments	205,221	253,568	4,310	2,316	—	—
Mortgage servicing	295,000	295,000	1,288	838	1,587	1,635
Total mortgage banking risk management	922,308	1,241,705	5,600	11,731	3,952	1,635

Customer related derivatives:
Swaps receive fixed	9,430,945	9,646,151	101,579	127,123	56,929	49,642
Swaps pay fixed	9,609,742	9,785,170	95,293	85,877	76,232	97,759
Other	1,551,171	1,611,342	3,834	3,421	2,380	1,989
Total customer related derivatives	20,591,858	21,042,663	200,706	216,421	135,541	149,390

Other derivative activities:
Foreign exchange contracts	3,425,931	3,366,483	29,157	56,742	29,967	46,430
Interest rate swap agreements	841,952	1,064,289	3,285	2,075	2,235	2,647
Interest rate cap agreements	10,718,110	9,491,468	104,748	76,387	—	—
Options for interest rate cap agreements	10,690,797	9,463,935	—	—	104,692	76,281
Total return settlement	658,471	658,471	—	—	31,123	30,618
Other	1,303,915	1,265,583	13,520	12,293	18,956	16,325
Total	$49,153,342	$47,594,597	$357,016	$375,649	$326,466	$323,326

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2017 and 2016:

		Three-Month Period Ended March 31,
Derivative Activity(1)	Line Item	2017	2016
		(in thousands)
Fair value hedges:
Cross-currency swaps (2)	Miscellaneous income	$—	$174
Interest rate swaps (2)	Miscellaneous income	—	(4,484)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(2,387)	(2,663)
Pay variable receive-fixed interest rate swap	Net interest income	(2,781)	—
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(10,940)	(3,895)
Interest rate lock commitments	Mortgage banking income	1,994	4,452
Mortgage servicing	Mortgage banking income	497	15,070
Customer related derivatives	Miscellaneous income	(1,887)	1,594
Foreign exchange	Miscellaneous income	2,260	2,063
Interest rate swaps, caps, and options	Miscellaneous income	1,204	(5,499)
	Net interest income	4,730	15,139

Total return settlement	Other administrative expenses	(505)	(1,316)
Other	Miscellaneous income	(1,501)	(1,131)

(1) Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) Cross currency swaps designated as hedges matured in the first quarter of 2016. The Company terminated its fair value interest rate swaps in the third quarter of 2016.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2017
Cash flow hedges	$57,802	$—	$57,802	$—	$9,515	$48,287
Other derivative activities(1)	352,706	7,250	345,456	5,005	31,262	309,189
Total derivatives subject to a master netting arrangement or similar arrangement	410,508	7,250	403,258	5,005	40,777	357,476
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,310	—	4,310	—	—	4,310
Total Derivative Assets	$414,818	$7,250	$407,568	$5,005	$40,777	$361,786

December 31, 2016
Cash flow hedges	$45,681	$—	$45,681	$—	$21,690	$23,991
Other derivative activities(1)	374,052	7,551	366,501	4,484	39,474	322,543
Total derivatives subject to a master netting arrangement or similar arrangement	419,733	7,551	412,182	4,484	61,164	346,534
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,597	—	1,597	—	—	1,597
Total Derivative Assets	$421,330	$7,551	$413,779	$4,484	$61,164	$348,131

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2017
Cash flow hedges	$66,495	$—	$66,495	$120,105	$(53,610)
Other derivative activities(1)	295,343	33,399	261,944	105,553	156,391
Total derivatives subject to a master netting arrangement or similar arrangement	361,838	33,399	328,439	225,658	102,781
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	31,123	—	31,123	—	31,123
Total Derivative Liabilities	$392,961	$33,399	$359,562	$225,658	$133,904

December 31, 2016
Cash flow hedges	$59,812	$—	$59,812	$110,856	$(51,044)
Other derivative activities(1)	292,708	34,197	258,511	95,138	163,373
Total derivatives subject to a master netting arrangement or similar arrangement	352,520	34,197	318,323	205,994	112,329
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	30,618	—	30,618	—	30,618
Total Derivative Liabilities	$383,138	$34,197	$348,941	$205,994	$142,947

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 12. INCOME TAXES

An income tax provision of $78.9 million was recorded for the three-month period ended March 31, 2017, and was also $78.9 million for the corresponding period in 2016. This resulted in an effective tax rate ("ETR") of 32.5% for the three-month period ended March 31, 2017, compared to 41.8% for the corresponding period in 2016.

The Company recognized a discrete income tax benefit of $7.4 million for the three-month period ended March 31, 2017 and a discrete income tax provision of $5.7 million for the three-month period ended March 31, 2016, which resulted in the lower ETR for the three-month period ended March 31, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court. Pursuant to the First Circuit's decision, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The First Circuit ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court's decision. The Supreme Court has yet to decide whether to grant that petition.

In response to the First Circuit's decision, the Company, at December 31, 2016, used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.0 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36 million to an increase of $0 million.

In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. ("BNY Mellon") and BB&T Corp. ("BB&T") in favor of the IRS. BNY Mellon and BB&T appealed their respective cases. The Court of Appeals in each of the respective cases disallowed the foreign tax credit and allowed the claim for interest deduction. BNY Mellon and BB&T appealed their decisions to the U.S. Supreme Court. On March 7, 2016, the U.S. Supreme Court denied BB&T's and BNY Mellon's petitions.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month period ended March 31, 2017 and 2016 respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended March 31, 2017			December 31, 2016		March 31, 2017
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated losses on cash flow hedge derivative financial instruments	$(2,828)	$(1,269)	$(4,097)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	2,387	(777)	1,610
Net unrealized losses on cash flow hedge derivative financial instruments	(441)	(2,046)	(2,487)	$(6,725)	$(2,487)	$(9,212)

Change in unrealized gains/(losses) on investment securities available-for-sale	31,479	(10,510)	20,969
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	—	—	—
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	—	—	—
Net unrealized gains/(losses) on investment securities available-for-sale	31,479	(10,510)	20,969	(130,754)	20,969	(109,785)

Pension and post-retirement actuarial gains/(losses)(4)	913	(428)	485	(55,729)	485	(55,244)

As of March 31, 2017	$31,951	$(12,984)	$18,967	$(193,208)	$18,967	$(174,241)

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
(3) Unrealized gains/(losses) previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Condensed Consolidated Financial Statements.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended March 31, 2016			December 31, 2015		March 31, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(64,196)	$30,260	$(33,936)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments(1)	2,663	(1,255)	1,408
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(61,533)	29,005	(32,528)	$(16,581)	$(32,528)	$(49,109)

Change in unrealized gains/(losses) on investment securities available-for-sale	265,939	(104,372)	161,567
Reclassification adjustment for net (losses)/gains included in net income/(expense) on non-OTTI securities (2)	(26,431)	10,387	(16,044)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	10	(4)	6
Reclassification adjustment for net (gains)/losses included in net income	(26,421)	10,383	(16,038)
Net unrealized gains/(losses) on investment securities available-for-sale	239,518	(93,989)	145,529	(95,942)	145,529	49,587

Pension and post-retirement actuarial gains/(losses)(4)	929	(364)	565	(58,007)	565	(57,442)

As of March 31, 2016	$178,914	$(65,348)	$113,566	$(170,530)	$113,566	$(56,964)

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$28,240,161	$28,889,904
Unsecured revolving lines of credit	30,116	30,547
Letters of credit	1,849,205	2,071,089
Recourse exposure on sold loans	68,564	69,877
Commitments to sell loans	55,627	49,121
Total commitments	$30,243,673	$31,110,538

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

Included within the reported balances for Commitments to extend credit at March 31, 2017 and December 31, 2016 are $6.0 billion and $6.3 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
1 year or less	$5,867,806	$5,656,552
Over 1 year to 3 years	5,191,572	5,265,685
Over 3 years to 5 years	4,053,421	4,680,057
Over 5 years (1)	13,127,362	13,287,610
Total	$28,240,161	$28,889,904

(1) Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding greater than 5 years.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2017 is 14.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2017 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments and were immaterial to the Company’s financial statements at March 31, 2017. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of March 31, 2017 and December 31, 2016, the liability related to these letters of credit was $8.1 million and $8.1 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at March 31, 2017 and December 31, 2016 were lines of credit outstanding of $112.3 million and $114.4 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
1 year or less	$1,158,238	$1,360,495
Over 1 year to 3 years	595,918	399,866
Over 3 years to 5 years	67,439	283,975
Over 5 years	27,610	26,753
Total	$1,849,205	$2,071,089

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $288.2 million as of March 31, 2017 and $341.7 million as of December 31, 2016. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of March 31, 2017 and $34.4 million as of December 31, 2016, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2017 and 2016, the Company had $3.5 million and $3.8 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

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

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer’s established credit limit. At March 31, 2017 and December 31, 2016, there was an outstanding balance of $3.7 million and $2.5 million, respectively, and a committed amount under these lines of credit of $3.7 million and $2.9 million, respectively.

SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2017 and December 31, 2016, SC was obligated to purchase $11.3 million and $12.6 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

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

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $9.2 million and $10.1 million at March 31, 2017 and December 31, 2016, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates at March 31, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to our and SC's business financial condition and results of operations.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC is committed to sell up to a specified amount of eligible loans to the bank each month. On July 27, 2016, SC and Bank of America amended the flow agreement to reduce the maximum commitment to sell eligible loans each month to $300.0 million. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $10.8 million and $9.8 million at March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017, SC is party to a forward flow asset sale agreement with a third party under terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200.0 million in proceeds. On June 29, 2015, SC and the third party executed an amendment to the forward flow asset sale agreement which increased the committed sales of charged off loan receivables in bankruptcy status to $275.0 million. On September 30, 2015, SC and the third party executed a second amendment to the forward flow asset sale agreement, which required sales to occur quarterly.

On November 13, 2015, SC and the third party executed a third amendment to the forward flow asset sale agreement which increased the committed sales of charged off loan receivables in bankruptcy status to $350.0 million. However, any sale more than $275.0 million is subject to a market price check. As of March 31, 2017 and December 31, 2016, the remaining aggregate commitment was $152.1 million and $166.2 million, respectively.

Pursuant to the terms of a separation agreement among SC`s former Chief Executive Officer ("CEO") Thomas G. Dundon, SC, DDFS LLC, the Company and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, SC will owe Mr. Dundon a cash payment of up to $115.1 million.

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

Legal and Regulatory Proceedings

Periodically, the Company is party to, or otherwise involved in, various lawsuits, investigations, regulatory matters and other legal proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such lawsuit, investigation, regulatory matter and/or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter. Accordingly, except as provided below, the Company is unable to reasonably estimate its potential exposure, if any, to these lawsuits, investigations, regulatory matters and other legal proceedings at this time. However, it is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates and any adverse resolution of any of these matters against it could have a material adverse effect on the Company's financial position, liquidity, and results of operations.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, investigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, investigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency; the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of March 31, 2017 and December 31, 2016, the Company has accrued aggregate legal and regulatory liabilities of $87.8 million and $98.8 million, respectively.

Other Regulatory and Governmental Proceedings

OCC Identity Theft Protection Product ("SIP") Matter

In 2014, the Bank commenced discussions with the OCC to address concerns that some customers may have paid for but did not receive certain benefits of SIP, an identity theft protection product from the Bank's third-party vendor. In response to those concerns, as of December 31, 2016, the Bank made $37.3 million in total remediation payments to customers. Notwithstanding those payments, on March 26, 2015, the Bank entered into a Consent Cease and Desist Order ("SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty ("CMP") of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. As indicated above, as of the end of 2014, all customers had been mailed a refund representing the amount paid for product enrollment.

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation was $5.2 million. On June 26, 2015, the Bank sent its formal response to the SIP Consent Order and, on October 15, 2015, the OCC responded objecting to the Bank's response and proposed reimbursement and action plans. On December 14, 2015, the Bank re-submitted a revised response and enhanced reimbursement and action plans and, on December 21, 2015, received a notice of non-objection from the OCC. Since that time, the actions and remediation set forth in the action plans are underway as is ongoing quarterly reporting to the OCC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand ("CID") from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding the Bank’s overdraft coverage practices for ATM and onetime debit card transactions. Pursuant to the terms of the consent order, the Bank paid a CMP of $10.0 million and agreed to validate the overdraft coverage elections made by customers who opted in to overdraft coverage for automated teller machine ("ATM") and onetime debit card transactions as a result of telemarketing by the third party vendor. The Bank is also required to make certain changes to its third party vendor oversight policy and its customer complaint policy. The Bank is working to meet the consent order requirements. However, it is possible that additional regulatory action could be taken and/or litigation filed as a result of these issues.

FIRREA Subpoena

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

Both the Deka Lawsuit and the Kumar Lawsuit were brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's initial public offering ("IPO") on behalf of a class consisting of those who purchased or otherwise acquired SC's securities between January 23, 2014 and June 12, 2014. In February 2015, the Kumar Lawsuit was voluntarily dismissed with prejudice. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The amended class action complaint in the Deka Lawsuit alleges that that SC's registration statement and prospectus and certain subsequent public disclosures contained misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, SC and the individual defendants moved to dismiss the amended class action complaint and on June 13, 2016, the motion to dismiss was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes and, on February 17, 2017, SC filed an opposition to the plaintiffs' motion to certify the proposed classes, and on March 31, 2017, the plaintiffs filed their reply brief.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

The amended class action complaint in the Parmelee Lawsuit alleges that SC made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and correction of such allowance for prior periods in, among other public disclosures, SC’s Annual Report on Form 10-K for the year ended December 31, 2015, SC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and SC’s amended filings for prior reporting periods. The amended class action complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On March 14, 2017, the Company filed a motion to dismiss the Parmelee Lawsuit.

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board, and names SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief.

SC is also party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act (the “ECOA”), the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

SC is party to, or is periodically otherwise involved in reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the Department of Justice ("DOJ"), the Securities and Exchange Commission ("SEC"), the Federal Trade Commission and various state regulatory and enforcement agencies. Currently, such proceedings include, but are not limited to, a civil subpoena from the DOJ, under the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007, and from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2013.

On March 21, 2017, SC and SHUSA entered into a written agreement (the “2017 Written Agreement”) with the FRBB. Under the terms of the 2017 Written Agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of SC’s management and operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

In August and September 2014, the Company received civil subpoenas and/or CIDs from the Attorney General of Massachusetts ("the Massachusetts AG") and Delaware Department of Justice ("the Delaware DOJ") under the authority of each state’s consumer protection statutes requesting information and the production of documents related to our underwriting and securitizations of nonprime auto loans. On March 29, 2017, SC entered into an Assurance of Discontinuance ("AOD") with the Massachusetts AG and a Cease and Desist by Agreement ("C&D") with the Delaware DOJ to settle allegations that it facilitated the origination of certain Massachusetts and Delaware loans that it knew - or should have known - were in violation of applicable state consumer protection laws. In the AOD, filed in the Superior Court of Suffolk County, State of Massachusetts, captioned In the Matter of Santander Consumer USA Holdings Inc., C.A. # 17-946E, SC agreed to pay $16.3 million to an independent trust for the benefit of eligible customers and $5.8 million to the Commonwealth of Massachusetts. In the C&D, filed before the Consumer Protection Director of the Delaware Department of Justice, captioned In the Matter of Santander Consumer USA Holdings Inc., C.P.U. # 17-17-17001637, SC agreed to pay $2.9 million to an independent trust for the benefit of eligible customers and $1.0 million to the State of Delaware. SC also agreed to make certain changes to its business practices. Among other things, it agreed to enhance certain aspects of its dealer oversight and monitoring processes.

In October 2014, May 2015, and July 2015 SC also received civil subpoenas and/or CIDs from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states serve as an executive committee on behalf of a group of 30 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contained broad requests for information and documents related to SC's underwriting and securitization of nonprime auto loans. SC believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. The investigation is ongoing, and SC continues to cooperate with the Attorneys General of the states involved. SC believes that it is reasonably possible that it will suffer a loss, which could be material to its operating activities and/or results, related to the Attorneys General; however, any such loss is not currently estimable.

On January 10, 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, SC filed motions to dismiss the Mississippi AG’s lawsuit.

On November 4, 2015, SC entered into an AOD with the Massachusetts AG. The Massachusetts AG alleged that SC violated the maximum permissible interest rates allowed under Massachusetts law due to the inclusion of guaranteed auto protection ("GAP") charges in the calculation of finance charges. Among other things, the AOD requires SC, with respect to any loan that exceeded the maximum rates, to issue refunds of all finance charges paid to date and to waive all future finance charges. The AOD also requires SC to undertake certain remedial measures, including ensuring that interest rates on its loans do not exceed maximum rates (when GAP charges are included) in the future, and provides that SC pay $150,000 to the Massachusetts AG to reimburse its costs of implementing the AOD.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of the Company’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.
On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the ECOA regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that based on the referral from the CFPB, it has initiated an investigation under the ECOA of SC's pricing of automobile loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of March 31, 2017, SSLLC has received 199 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There are 131 arbitration cases that remain pending.

Puerto Rico Closed-End Funds Shareholder Derivative and Class Action

On September 12, 2016, customers of certain Puerto Rico closed-end funds (“CEFs”) filed a shareholder derivative and class action in the Court of First Instance of the Commonwealth of Puerto Rico, Superior Court of San Juan, captioned Dionisio Trigo González et al. v. Banco Santander, S.A. et al., Civil No. 2016-0857. Customers filed this action against Santander, Santander BanCorp, Banco Santander Puerto Rico, SSLLC, Santander Asset Management, LLC, and several directors and senior management of those entities. The complaint alleges misconduct including that the entities and individuals created, controlled, managed, and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto-Rico based investors, the complaint contains numerous allegations and seeks unspecified damages but alleges damages to be at least tens of millions of dollars.

SHUSA does not believe that there are any other proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to the Condensed Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

On March 28, 2017, SHUSA received a $9.0 million capital contribution from Santander.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement (“MSPA”) with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the three months ended March 31, 2017, SC sold $700.0 million of loans under this agreement and recognized a loss of $2.7 million. The Company had $37.5 million of collections due to Santander as of March 31, 2017.

On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, he became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

As of March 31, 2017, SC has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the separation agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

The Company entered into an agreement with Mr. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC. Pursuant to the separation agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan from Santander to DDFS which, as of March 31, 2017 and December 31, 2016, had an unpaid principal balance of approximately $290.0 million. On April 17, 2017, the loan agreement matured and became due and payable. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement. The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $905.4 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

Pursuant to the loan agreement, if at any time the value of SC Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the loan agreement, DDFS has an obligation to either (a) repay a portion of the outstanding principal amount such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of SC Common Stock such that the value of the additional shares of SC Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the loan agreement, and DDFS has not taken any of the collateral posting actions described in clauses (a) or (b) above. Moreover, as noted above, on April 17, 2017, the loan agreement matured and became due and payable on that date. If Santander declares the borrower’s obligations under the loan agreement due and payable as a result of an event of default (including with respect to the collateral posting obligations described above), under the terms of the loan agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the right to consummate the Call Transaction at the price specified in the Shareholders Agreement. Because the borrower failed to pay obligations under the loan agreement on April 17, 2017, the borrower is in default and is currently being charged the default rate of interest provided for in the loan agreement. The loan agreement generally defines the default interest rate as the base rate plus 2%. The base rate as defined in the loan agreement is the higher of (1) the federal funds rate plus ½ of 1% or (2) the prime rate, which is the annual rate of interest publicly announced by Santander NY from time to time. As of April 21, 2017, the prime rate as announced by Santander NY was 4%.

In connection with, and pursuant to, the separation agreement, on July 2, 2015, DDFS LLC and Santander entered into amendments to the Loan Agreement and the Pledge Agreement that provide, among other things, the outstanding balance under the Loan Agreement will become due and payable upon the consummation of the Call Transaction and that the amount otherwise payable to DDFS under the Call Transaction will be reduced by the amount outstanding under the Loan Agreement, including principal, interest and fees, and further that any net cash proceeds received by DDFS on account of sales of SC Common Stock after the Call End Date are applied to the outstanding balance under the Loan Agreement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

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

NOTE 16. FAIR VALUE

General

A portion of the Company’s assets and liabilities are carried at fair value, including available-for-sale ("AFS") investment securities and derivative instruments. In addition, the Company elects to account for its residential mortgages held for sale and a portion of its MSRs at fair value. Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include impairments for certain loans and foreclosed assets.

As of March 31, 2017, $19.4 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $172.1 million of these financial assets were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $18.3 billion of these financial assets were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $929.7 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.8% of total assets measured at fair value and approximately 0.7% of total consolidated assets.

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

There were no transfers between Levels 1, 2 or 3 during the three-month periods ended March 31, 2017 and 2016 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
	(in thousands)
Financial assets:
U.S. Treasury securities	$169,603	$2,133,642	$—	$2,303,245
Corporate debt	—	210,906	—	210,906
ABS	—	180,021	573,454	753,475
Equity securities(1)	563	—	—	563
State and municipal securities	—	28	—	28
MBS	—	15,087,457	—	15,087,457
Total investment securities available-for-sale(1)	170,166	17,612,054	573,454	18,355,674
Trading securities	1,976	17,410	—	19,386
RICs held-for-investment	—	—	202,473	202,473
LHFS (2)	—	242,079	—	242,079
MSRs (3)	—	—	149,455	149,455
Derivatives:
Cash flow	—	57,802	—	57,802
Mortgage banking interest rate lock commitments	—	—	4,310	4,310
Mortgage banking forward sell commitments	—	—	2	2
Customer related	—	200,706	—	200,706
Foreign exchange	—	29,157	—	29,157
Mortgage servicing	—	1,288	—	1,288
Interest rate swap agreements	—	3,285	—	3,285
Interest rate cap agreements	—	104,748	—	104,748
Other	—	13,520	—	13,520
Total financial assets	$172,142	$18,282,049	$929,694	$19,383,885
Financial liabilities:
Derivatives:
Cash flow	$—	$66,495	$—	$66,495
Mortgage banking forward sell commitments	—	2,365	—	2,365
Customer related	—	135,541	—	135,541
Foreign exchange	—	29,967	—	29,967
Mortgage servicing	—	1,587	—	1,587
Interest rate swaps	—	2,235	—	2,235
Option for interest rate cap	—	104,692	—	104,692
Total return settlement	—	—	31,123	31,123
Other	—	18,058	898	18,956
Total financial liabilities	$—	$360,940	$32,021	$392,961

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at March 31, 2017 includes $10.7 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(3) The Company has total MSRs of $153.1 million as of March 31, 2017. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$224,506	$1,632,351	$—	$1,856,857
ABS	—	396,157	814,567	1,210,724
Equity securities(1)	544	—	—	544
State and municipal securities	—	30	—	30
MBS	—	13,945,463	—	13,945,463
Total investment securities available-for-sale(1)	225,050	15,974,001	814,567	17,013,618
Trading securities	214	1,416	—	1,630
RICs held-for-investment	—	—	217,170	217,170
LHFS (2)	—	453,293	—	453,293
MSRs (3)	—	—	146,589	146,589
Derivatives:
Cash flow	—	45,681	—	45,681
Mortgage banking interest rate lock commitments	—	—	2,316	2,316
Mortgage banking forward sell commitments	—	8,575	2	8,577
Customer related	—	216,421	—	216,421
Foreign exchange	—	56,742	—	56,742
Mortgage servicing	—	838	—	838
Interest rate swap agreements	—	2,075	—	2,075
Interest rate cap agreements	—	76,387	—	76,387
Other	—	12,293	—	12,293
Total financial assets	$225,264	$16,847,722	$1,180,644	$18,253,630
Financial liabilities:
Derivatives:
Cash flow	$—	$59,812	$—	$59,812
Customer related	—	149,390	—	149,390
Foreign exchange	—	46,430	—	46,430
Mortgage servicing	—	1,635	—	1,635
Interest rate swaps	—	2,647	—	2,647
Option for interest rate cap	—	76,281	—	76,281
Total return settlement	—	—	30,618	30,618
Other	—	15,625	700	16,325
Total financial liabilities	$—	$351,820	$31,318	$383,138

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at December 31, 2016 includes $10.6 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(3) The Company had total MSRs of $150.3 million as of December 31, 2016. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2017
Impaired LHFI	$11,436	$140,279	$286,183	$437,898
Foreclosed assets	—	9,055	81,398	90,453
Vehicle inventory	—	315,035	—	315,035
LHFS	—	—	1,861,021	1,861,021
Auto loans impaired due to bankruptcy	—	54,929	—	54,929
MSRs	—	—	8,918	8,918

December 31, 2016
Impaired LHFI	$13,147	$244,986	$265,664	$523,797
Foreclosed assets	—	30,792	79,721	110,513
Vehicle inventory	—	257,659	—	257,659
LHFS	—	—	2,133,040	2,133,040
MSRs	—	—	10,287	10,287

Valuation Processes and Techniques

Impaired LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $395.6 million and $449.5 million at March 31, 2017 and December 31, 2016, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

Foreclosed assets represent the recorded investment in assets taken during the period presented in foreclosure of defaulted loans, and are primarily comprised of commercial and residential real properties and generally measured at fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of market value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral, less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended March 31,
		2017	2016
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$(45,772)	$(91,860)
Foreclosed assets	Miscellaneous income(1)	(1,742)	(2,994)
Loans held for sale	Miscellaneous income(1)	(66,121)	(64,213)
Auto loans impaired due to bankruptcy	Provision for credit losses	(23,600)	—
Mortgage servicing rights	Mortgage banking income, net	95	181
		$(137,140)	$(158,886)

(1) These amounts reduce Miscellaneous income.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month periods ended March 31, 2017 and 2016, respectively, for those assets and liabilities measured at fair value on a recurring basis.

Three-Month Period Ended March 31, 2017
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2016	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in other comprehensive income	(619)	—	—	—	(619)
Gains in earnings	—	16,891	1,457	1,194	19,542
Additions/Issuances	—	13,331	5,730	—	19,061
Settlements(1)	(240,494)	(44,919)	(4,321)	97	(289,637)
Balance, March 31, 2017	$573,454	$202,473	$149,455	$(27,709)	$897,673
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2017	$—	$16,891	$1,457	$(800)	$17,548

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended March 31, 2016
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$335,425	$147,233	$(51,278)	$1,791,620
Gains in other comprehensive income	1,585	—	—	—	1,585
Gains/(losses) in earnings	—	28,042	(14,356)	3,027	16,713
Additions/Issuances	278,686	—	3,591	—	282,277
Settlements(1)	(88)	(73,517)	(5,726)	1,053	(78,278)
Balance, March 31, 2016	$1,640,423	$289,950	$130,742	$(47,198)	$2,013,917
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2016	$—	$28,042	$(14,356)	$(1,425)	$12,261

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

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

Equity securities of $10.7 million, which are comprised primarily of shares of registered mutual funds, are priced using net asset value per share practical expedient, which is validated with a sufficient level of observable activity. In accordance with GAAP, these equity securities are not presented within the fair value hierarchy. The remainder of the Company's equity securities are valued at quoted market prices and are, therefore, classified as Level 1.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.1 million and $9.8 million, respectively, at March 31, 2017.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.1 million and $9.8 million, respectively, at March 31, 2017.

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

	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
ABS
Financing bonds	$524,096	Discounted Cash Flow	Discount Rate (1)	1.44% - 2.60% (1.92%)
Sale-leaseback securities	$49,358	Consensus Pricing (2)	Offered quotes (3)	125.69%
RICs held-for-investment	$202,473	Discounted Cash Flow	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (9.91%)
			Recovery Rate (6)	25.00% - 43.00% (28.83%)
MSRs	$149,455	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.03% - 53.47% (9.48%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$4,310	Discounted Cash Flow	Pull through percentage (9)	79.92%
			MSR value (10)	0.73% - 1.03% (0.96%)
Financial Liabilities:
Total return settlement	$31,123	Discounted Cash Flow	Discount Rate (4)	6.40%

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$8,570,489	$8,570,489	$8,570,489	$—	$—
Available-for-sale investment securities(1)	18,355,674	18,355,674	170,166	17,612,054	573,454
Held to maturity investment securities	1,621,221	1,594,256	—	1,594,256	—
Trading securities	19,386	19,386	1,976	17,410	—
LHFI, net	79,792,037	80,584,109	11,436	140,279	80,432,394
LHFS	2,102,959	2,103,100	—	242,079	1,861,021
Restricted cash	3,283,356	3,283,356	3,283,356	—	—
MSRs(2)	153,114	158,373	—	—	158,373
Derivatives	414,818	414,818	—	410,506	4,312

Financial liabilities:
Deposits	66,601,234	66,501,812	58,971,706	7,530,106	—
Borrowings and other debt obligations	41,475,698	41,811,036	770	26,023,543	15,786,723
Derivatives	392,961	392,961	—	360,940	32,021

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$10,035,859	$10,035,859	$10,035,859	$—	$—
Available-for-sale investment securities(1)	17,013,618	17,013,618	225,050	15,974,001	814,567
Held to maturity investment securities	1,658,644	1,635,413	—	1,635,413	—
Trading securities	1,630	1,630	214	1,416	—
LHFI, net	82,005,321	81,955,122	13,147	244,986	81,696,989
LHFS	2,586,308	2,586,333	—	453,293	2,133,040
Restricted cash	3,016,948	3,016,948	3,016,948	—	—
MSRs(2)	150,343	156,876	—	—	156,876
Derivatives	421,330	421,330	—	419,012	2,318

Financial liabilities:
Deposits	67,240,690	67,141,041	58,067,792	9,073,249	—
Borrowings and other debt obligations	43,524,445	43,770,267	830	26,132,197	17,637,240
Derivatives	383,138	383,138	—	351,820	31,318

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 includes $10.7 million and $10.6 million, respectively, of equity securities valued using net asset value as a practical expedient that are not presented within these tables.
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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Condensed Consolidated Balance Sheets:

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

As of March 31, 2017 and December 31, 2016, the Company had $3.3 billion and $3.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

NOTE 16. FAIR VALUE (continued)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of March 31, 2017.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
March 31, 2017
LHFS(1)	$242,079	$238,014	$4,065
RICs held-for-investment	$202,473	$255,463	$(52,990)
Nonaccrual loans	20,075	28,426	(8,351)

(1) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

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

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $149.5 million at March 31, 2017. Changes in fair value totaling a gain of $1.5 million was recorded in Mortgage banking income, net in the Condensed Consolidated Statements of Operations during the three-month period ended March 31, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment (formerly known as the Retail Banking segment) primarily comprises the Bank's branch locations, residential mortgage business and business banking customers. The branch locations offer a wide range of products and services to both consumers and business banking customers, which attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, investment services provide annuities, mutual funds, managed monies, and insurance products and this business line provides investment services to the customers of the Consumer and Business Banking segment. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

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

•
The Global Corporate Banking ("GCB") segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander Group to provide financing and banking services to corporations with over $500 million in annual revenues. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

The Chief Operating Decision Maker ("CODM"), as described by ASC 280, Segment Reporting, manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table discloses SC's operating information on the same basis that it is reviewed by SHUSA's CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to the SHUSA consolidated view.

There were no changes to the Company's reportable segments during the quarter ended March 31, 2017. The results of segments for the quarter ended March 31, 2016 have been recast to the current composition of the Company's reportable segments.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2017	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$303,448	$85,320	$69,496	$42,906	$12,824	$1,042,925	$37,305	$8,341	$1,602,565
Total non-interest income	84,998	13,366	2,245	11,670	187,621	434,848	5,454	(11,784)	728,418
Provision for credit losses	22,451	6,003	(617)	(1,364)	15,610	635,013	58,349	—	735,445
Total expenses	385,309	54,247	21,995	23,468	240,983	621,334	11,872	(6,316)	1,352,892
Income/(loss) before income taxes	(19,314)	38,436	50,363	32,472	(56,148)	221,426	(27,462)	2,873	242,646
Intersegment revenue/(expense)(1)	3,349	1,172	817	(2,175)	(3,163)	—	—	—	—
Total assets	19,279,101	11,457,211	14,397,413	8,077,848	42,835,963	39,061,940	—	—	135,109,476

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$222,561	$77,144	$64,757	$60,317	$54,212	$1,163,578	$51,773	$1,461	$1,695,803
Total non-interest income	97,986	16,554	4,940	20,982	200,979	353,191	13,782	(11,237)	697,177
Provision for credit losses	501	61,656	12,680	47,795	13,497	660,170	102,163	—	898,462
Total expenses	380,488	52,124	22,323	38,200	283,387	527,657	14,733	(12,937)	1,305,975
Income/(loss) before income taxes	(60,442)	(20,082)	34,694	(4,696)	(41,693)	328,942	(51,341)	3,161	188,543
Intersegment revenue/(expense)(1)	12,702	4,604	3,378	(16)	(20,668)	—	—	—	—
Total assets	19,791,765	11,729,869	15,552,072	12,555,445	47,822,778	37,768,959	—	—	145,220,888

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. INTERMEDIATE HOLDING COMPANY

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as other subsidiaries.

As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represented a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INTERMEDIATE HOLDING COMPANY (continued)

The following table summarizes the impact of the transfer to certain items within the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2016:

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(in thousands)
Three-months Ended March 31, 2016
Total interest income	$1,969,504	$88,266	$2,057,770
Total interest expense	353,452	8,515	361,967
Provision for credit losses	882,278	16,184	898,462
Total fees and other income	571,280	98,647	669,927
Total general and administrative expenses	1,109,274	116,108	1,225,382
Income tax provision/(benefit)	65,396	13,464	78,860
Net Income	13,777	24,631	38,408

Additionally, the Consolidated Statement of Comprehensive Income, Shareholder's Equity and Cash Flows along with Footnotes 3, 4, 8, 11, 12, 13, 16, and 17 have been adjusted to reflect these retrospective adjustments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC (“SSLLC”), a Puerto Rico broker-dealer; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

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

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates under the terms of the Chrysler Agreement are as follows:

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	—

(a) Each program year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b) Actual penetration rates shown for program year 1, 2 and 3 are as of April 30, 2014, 2015 and 2016, respectively, the end date of each of those Program Years. Actual penetration rate shown for program year 4, which ends April 30, 2017, is as of March 31, 2017.

The target penetration rate as of April 30, 2016 (the end of the third year of the Chrysler Agreement) was 54%, and the target penetration rate as of April 30, 2017 was 64%. SC's actual penetration rate as of March 31, 2017 was 19% due to the competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders' offers. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and SC remains committed to the Chrysler Agreement. If SC is unable to realize the expected benefits of our relationship with FCA, or if the Chrysler Agreement were to terminate, there would be a material adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, credit quality of our portfolio, liquidity, funding and growth, and our ability to implement our business strategy would be materially adversely affected.

SC has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. SC has partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the three months ended March 31, 2017, SC originated $1.6 billion in Chrysler Capital loans, which represented 42% of total RIC originations, with an approximately even share between prime and non-prime, as well as more than $1.6 billion in Chrysler Capital leases. Since its May 1, 2013 launch, Chrysler Capital has originated $40.1 billion in retail loans and $19.2 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of March 31, 2017, SC's auto RIC portfolio consisted of $7.1 billion of Chrysler Capital loans, which represents 31% of SC's auto RIC portfolio.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it has provided personal loans, private-label credit cards and other consumer finance products. In October 2015, SC announced its planned exit from the personal lending business.

SC has dedicated financing facilities in place for its Chrysler Capital business. SC periodically sells consumer RICs through these flow agreements, and, when market conditions are favorable, it accesses the asset-backed securities ("ABS") market through securitizations of consumer RICs. SC also periodically enters into bulk sales of consumer vehicle leases with a third party. SC typically retains servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. SC has also entered into an agreement with a third party whereby SC will periodically sell charged-off loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the first quarter of 2017, unemployment declined while market results improved and the gross domestic product ("GDP") growth rate came in under expectations in most quarters, marking overall mixed results for the U.S. economy.

The unemployment rate at March 31, 2017 decreased to 4.5% compared to 4.7% at December 31, 2016 and was down from 5.0% one year ago. According to the U.S. Bureau of Labor Statistics, employment increased in professional and business services and in mining, while retail trade lost jobs.

The Bureau of Economic Analysis advance estimate indicates that real GDP grew at an annualized rate of 0.7% for the first quarter of 2017, compared to 2.1% in the fourth quarter of 2016. The deceleration in real GDP in the first quarter reflected a deceleration in personal consumption expenditures and downturns in private inventory investment and in state and local government spending that were partly offset by an upturn in exports and accelerations in both nonresidential and residential fixed investment.

Market results were positive in the first quarter of 2017. The total year-to-date returns for the following indices based on closing prices at March 31, 2017 were:

March 31, 2017
Dow Jones Industrial Average	4.6%
S&P 500	5.5%
NASDAQ Composite	9.8%

At its March 2017 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 0.75%-1.00% from 0.50%-0.75%, indicating that the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace. Inflation remains just below the targeted rate of 2.0%.

The 10-year Treasury bond rate at March 31, 2017 was 2.4%, down from 2.5% at December 31, 2016. Over the past twelve months, however, the 10-year Treasury bond rate increased 61 basis points. Within the industry, this metric is often considered to correspond to 15-year and 30-year mortgage rates.

Despite a dip in the fourth quarter of 2016, according to statistics published by the Mortgage Bankers Association, mortgage originations continue to climb year over year. At the time of filing this Form 10-Q, first quarter 2017 information was not available, however for the fourth quarter of 2016, mortgage originations were up approximately 13% over the fourth quarter of the prior year. Similarly, refinancing activity showed an overall increase of approximately 21% year from December 2015 to December 2016. After reaching its peak in 2009, the ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. This trend confirmed an improvement in credit quality and downward trends in general allowance reserves and has continued throughout 2016 and early 2017.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander, the Kingdom of Spain, and Banco Santander Puerto Rico as of March 31, 2017:

	BANK		SHUSA		SANTANDER		SPAIN		Puerto Rico
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
Long-Term	Baa2	BBB+	Baa3	BBB+	A3	A-	Baa2	BBB+	Baa2	N/A
Short-Term	P-1	A-2	n/a	A-2	P-2	A-2	P-2	A-2	P-1	N/A
Outlook	Stable	Stable	Stable	Stable	Stable	Positive	Stable	Positive	Stable	N/A

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 31, 2017, Standard & Poor's raised its outlook on Spain's sovereign credit rating to "positive" from "stable", saying it believed the country's strong economic performance would continue over the next two years.

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

Puerto Rico Economy

On May 3, 2017, the Financial Oversight and Management Board for Puerto Rico (“FOB”) submitted a request to the Federal District Court of Puerto Rico to apply Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to the Commonwealth of Puerto Rico. Title III of PROMESA allows the Commonwealth of Puerto Rico to enter into a debt restructuring process notwithstanding that Puerto Rico is barred from traditional bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code.
As of May 3, 2017, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $230 million. As of May 3, 2017, municipalities had not been designated “covered” territorial instrumentalities subject to the requirements of PROMESA, and the municipalities were current on their debt obligations to SHUSA. Under PROMESA, the FOB has sole discretion to designate territorial instrumentalities such as municipalities as covered entities subject to PROMESA’s requirements. If the FOB determines to designate municipalities as covered entities under PROMESA, the FOB could initiate debt restructuring of municipalities that have debt obligations to SHUSA, if deemed necessary.

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company ("BHC") Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act ("the ECOA") (which prohibits creditors from discriminating against applicants on the basis of race, color, religion or other factors), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemembers Civil Relief Act (the “SCRA”) (which provides certain protections for individuals on active duty in the military), Section 5 of the Federal Trade Commission Act (which prohibits unfair or deceptive acts or practices in or affecting commerce), the Real Estate Settlement Procedures Act (which contains certain requirements relating to the mortgage settlement process), the Expedited Funds Availability Act (which establishes the maximum permissible hold periods for checks and other deposits and the disclosure requirements for funds availability), the Credit Card Accountability, Responsibility and Disclosure Act (which establishes fair practices relating to the extension of credit under open-end consumer credit plans), the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of, debit cards, automated teller machines ("ATMs") and other electronic banking services), and the Telephone Consumer Protection Act (which restricts the making of telemarketing calls and the use of automatic telephone dialing systems and artificial or prerecorded voice messages), as well as other federal and state laws.

As SC is a subsidiary of the Company, it is also subject to regulatory oversight by the Federal Reserve as well as the Consumer Financial Protection Bureau (the "CFPB").

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

Third Basel Accord ("Basel III")

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, have and will continue to have a significant effect on banks and BHCs, including the Company and the Bank. In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation ("FDIC") and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, this rule became effective for SHUSA on January 1, 2015.

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

As of March 31, 2017, the Bank's and the Company's CET1 ratios under the transitional provisions provided under Basel III, the Bank's and the Company's CET1 ratios under the standardized approach were 16.97% and 14.57%, respectively. Under Basel III, on a fully phased-in basis under the standardized approach (non-GAAP), the Bank`s and the Company`s CET1 ratios were 16.61% and 14.09%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation and the CET1 ratio. The Company believes that, as of March 31, 2017, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On October 24, 2013, the Federal Reserve, the FDIC, and the OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as EPS and Comprehensive Capital Analysis and Review ("CCAR"). Smaller covered companies (more than $50 billion in assets) such as the Company were required to report their LCR calculation monthly beginning January 1, 2016. On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results starting October 1, 2018. Based on management's interpretation of the final rule, effective on January 1, 2016, the Company's LCR was in excess of the regulatory minimum of 90% which increased to 100% on January 1, 2017.

On October 31, 2014, the Basel Committee on Banking Supervision issued the final standard for the NSFR. The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thus reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity position in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. If finalized as proposed, the proposed rule will become a minimum standard on January 1, 2018. The Company is currently evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

Stress Tests and Capital Adequacy

The Company is subject to written agreements with the Federal Reserve Bank (the "FRB") of Boston that address stress testing and capital adequacy:

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

Under the revised capital plan rule, the Company is considered a large and non-complex BHC, and the Federal Reserve may object to the Company’s capital plan if the Federal Reserve determines that the Company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. The Company is considered a large and non-complex BHC under the capital rule plan, and as a result is no longer subject to the qualitative assessment of the capital plan rule by the Federal Rule.

In June 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plan submitted by the Company. However, the Company is permitted to continue the payment of dividends on the Company's outstanding class of preferred stock. In 2017, while no longer subject to the qualitative assessment of the revised capital plan rule, the Company remains subject to the written agreements with the FRB of Boston described above, and may not make or permit any subsidiary to make any capital distribution, without the prior written approval of the Federal Reserve.

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

Risk Retention Rule

On December 24, 2014, the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of ABS to retain not less than five percent of the credit risk of the assets collateralizing the ABS. Compliance with the rule with respect to ABS collateralized by residential mortgages is required beginning December 24, 2015. Compliance with the rule with regard to all other classes of ABS was required beginning December 24, 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and complied with the retention requirements effective December 24, 2016.

FBOs

On February 18, 2014, the Federal Reserve issued the final rule to strengthen regulatory oversight of FBOs (the “FBO Final Rule”). Under the FBO Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the FBO Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, Banco Santander International, a private bank headquartered in Miami ("BSI"); Santander Investment Securities, Inc., a broker-dealer located in New York ("SIS"); and Santander Securities LLC, a Puerto Rico broker-dealer ("SSLLC"). A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W ("Reg. W"), which governs the activities of the Company and its banking subsidiaries with affiliated companies and individuals. Section 23A places limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

Section 23B of the Federal Reserve Act prohibits an institution from engaging in certain transactions with affiliates unless the transactions are considered arm`s-length. To meet the definition of arms-length, the terms of the transaction must be the same, or at least as favorable, as those for similar transactions with non-affiliated companies.

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

During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the US under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the three-month period ended March 31, 2017 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the three-month period ended March 31, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections and Recoveries Department. No revenues or profits were generated by Santander UK on this account in the three-month period ended March 31, 2017.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three-month period ended March 31, 2017, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities or issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

	Three-Month Period Ended March 31,		YTD Change
	2017	2016	Dollar increase/(decrease)	Percentage
	(in thousands)
Net interest income	$1,602,565	$1,695,803	$(93,238)	(5.5)%
Provision for credit losses	(735,445)	(898,462)	(163,017)	(18.1)%
Total non-interest income	728,418	697,177	31,241	4.5%
General and administrative expenses	(1,309,816)	(1,225,382)	84,434	6.9%
Other expenses	(43,076)	(80,593)	(37,517)	(46.6)%
Income before income taxes	242,646	188,543	54,103	28.7%
Income tax provision	(78,937)	(78,860)	77	0.1%
Net income(1)	$163,709	$109,683	54,026	49.3%
(1) Includes non-controlling interest ("NCI")

The Company reported pre-tax income of $242.6 million for the three-month period ended March 31, 2017, compared to a pre-tax income of $188.5 million for the three-month period ended March 31, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $93.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This decrease was primarily due to a decrease in interest income earned on loans due to lower borrowing levels and lower yield rates in 2017 compared to 2016.

•
The provision for credit losses decreased $163.0 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The decrease was primarily due to activity in the RIC and auto loan portfolio and the related provisions for these portfolios.

•
Total non-interest income increased $31.2 million for the three-month period ended March 31, 2017 compared to 2016. This increase was primarily in lease income associated with the continued growth of lease portfolio and RICs. This is offset by a decrease in net gains recognized on investment securities due to no securities sales in the three-month period ended March 31, 2017, and a decrease in consumer loan fees due to the reduction of loans serviced by the Company.

•
Total general and administrative expenses increased $84.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily due to an increase in lease expense due to the growth of the Company's leased vehicle portfolio, an increase in compensation expense due to employee headcount movements, offset by a decrease in outside service fees.

•
Other expenses decreased $37.5 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This was primarily due to a decrease in expenses associated with loss on debt repurchases.

•	The income tax provision increased $0.1 million for the three-month period ended March 31, 2017, compared to 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016
	2017 (1)			2016 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$27,912,404	$116,655	1.67%	$31,016,030	$116,923	1.51%	$(268)	$3,126	$(3,394)
LOANS(3):
Commercial loans	34,644,293	297,608	3.44%	37,087,835	302,895	3.27%	(5,287)	(24,812)	19,525
Multifamily	8,546,919	76,198	3.57%	9,344,353	83,942	3.59%	(7,744)	(7,114)	(630)
Total commercial loans	43,191,212	373,806	3.46%	46,432,188	386,837	3.33%	(13,031)	(31,926)	18,895
Consumer loans:
Residential mortgages	8,160,399	80,735	3.96%	7,751,641	79,543	4.10%	1,192	3,725	(2,533)
Home equity loans and lines of credit	5,970,331	54,481	3.65%	6,129,858	55,288	3.61%	(807)	(1,470)	663
Total consumer loans secured by real estate	14,130,730	135,216	3.83%	13,881,499	134,831	3.89%	385	2,255	(1,870)
RICs and auto loans	26,908,340	1,149,154	17.08%	26,055,475	1,228,363	18.86%	(79,209)	42,225	(121,434)
Personal unsecured	2,293,984	163,523	28.51%	2,658,563	168,254	25.32%	(4,731)	(60,114)	55,383
Other consumer(4)	770,804	17,239	8.95%	1,001,780	22,562	9.01%	(5,323)	(5,167)	(156)
Total consumer	44,103,858	1,465,132	13.29%	43,597,317	1,554,010	14.26%	(88,878)	(20,801)	(68,077)
Total loans	87,295,070	1,838,938	8.43%	90,029,505	1,940,847	8.62%	(101,909)	(52,727)	(49,182)
Allowance for loan and lease losses (5)	(3,837,740)	—	—%	(3,330,640)	—	—%
NET LOANS	83,457,330	1,838,938	8.81%	86,698,865	1,940,847	8.95%	(101,909)	(52,727)	(49,182)
Intercompany investments	14,640	232	6.34%	14,640	225	6.15%	7	—	7
TOTAL EARNING ASSETS	111,384,374	1,955,825	7.02%	117,729,535	2,057,995	6.99%	(102,170)	(49,601)	(52,569)
Other assets(6)	25,047,458			24,708,524
TOTAL ASSETS	$136,431,832			$142,438,059
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,846,729	$5,226	0.19%	$12,174,163	$14,801	0.49%	$(9,575)	$(1,465)	$(8,110)
Savings	6,002,756	2,902	0.19%	5,928,727	3,205	0.22%	(303)	41	(344)
Money market	25,971,334	32,409	0.50%	24,554,454	32,597	0.53%	(188)	4,707	(4,895)
Certificates of deposit ("CDs")	8,402,468	21,456	1.02%	10,140,932	24,891	0.98%	(3,435)	(4,492)	1,057
TOTAL INTEREST-BEARING DEPOSITS	51,223,287	61,993	0.48%	52,798,276	75,494	0.57%	(13,501)	(1,209)	(12,292)
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	5,127,222	16,418	1.28%	12,999,286	48,493	1.49%	(32,075)	(25,996)	(6,079)
Other borrowings	38,137,956	274,617	2.88%	37,275,350	237,980	2.55%	36,637	5,615	31,022
TOTAL BORROWED FUNDS (7)	43,265,178	291,035	2.69%	50,274,636	286,473	2.28%	4,562	(20,381)	24,943
TOTAL INTEREST-BEARING FUNDING LIABILITIES	94,488,465	353,028	1.49%	103,072,912	361,967	1.40%	(8,939)	(21,591)	12,652
Noninterest bearing demand deposits	15,435,381			12,904,857
Other liabilities(8)	3,827,591			4,577,247
TOTAL LIABILITIES	113,751,437			120,555,016
STOCKHOLDER’S EQUITY	22,680,395			21,883,043
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$136,431,832			$142,438,059

NET INTEREST SPREAD (9)			5.53%			5.59%
NET INTEREST MARGIN (10)			5.76%			5.76%
NET INTEREST INCOME		$1,602,565			$1,695,803

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

(3)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.

(4)	Other consumer primarily includes RV and marine loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(5)	Refer to Note 4 to the Condensed Consolidated Financial Statements for further discussion.

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

NET INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
	2017	2016	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
INTEREST INCOME:
Interest-earning deposits	$18,433	$14,034	$4,399	31.3%
Investments available-for-sale	81,427	93,705	(12,278)	(13.1)%
Investments held-to-maturity	10,632	—	10,632	100%
Other investments	6,163	9,184	(3,021)	(32.9)%
Total interest income on investment securities and interest-earning deposits	116,655	116,923	(268)	(0.2)%
Interest on loans	1,838,938	1,940,847	(101,909)	(5.3)%
Total Interest Income	1,955,593	2,057,770	(102,177)	(5.0)%
INTEREST EXPENSE:
Deposits and customer accounts	61,993	75,494	(13,501)	(17.9)%
Borrowings and other debt obligations	291,035	286,473	4,562	1.6%
Total Interest Expense	353,028	361,967	(8,939)	(2.5)%
NET INTEREST INCOME	$1,602,565	$1,695,803	$(93,238)	(5.5)%

Net interest income decreased $93.2 million for the three-month period ended March 31, 2017 compared to 2016. This overall decrease was primarily due to a decrease in interest income earned on loans due to lower borrowing levels and lower yield rates.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $0.3 million for the three-month period ended March 31, 2017 compared to 2016. The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2017 was $27.9 billion with an average yield of 1.67%, compared to an average balance of $31.0 billion with an average yield of 1.51% for the three-month period ended March 31, 2016. The decrease in interest income on investment securities and interest-earning deposits for the three-month period ended March 31, 2017 was primarily attributable to a decrease of $12.3 million in interest income on investment available-for-sale securities due to lower investment levels of $2.6 billion. There was also a decrease in interest income on other investments of $3.0 million. This was partially offset by an increase of $10.6 million in interest income on investments held-to-maturity due to increased volume and a $4.4 million increase in interest income on short-term deposits due to increased yield rates compared to the corresponding period in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income on Loans

Interest income on loans decreased $101.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The average balance of total loans was $87.3 billion with an average yield of 8.43% for the three-month period ended March 31, 2017, compared to $90.0 billion with an average yield of 8.62% for the corresponding period in 2016. The decrease in the average balance of total loans of $2.7 billion was primarily due to the volume in the commercial loan portfolio. The average balance of commercial loans was $43.2 billion with an average yield of 3.46% for the three-month period ended March 31, 2017, compared to $46.4 billion with an average yield of 3.33% for the corresponding period in 2016. The decrease in interest income on loans was also primarily due to the activity in the RIC and auto loan portfolio. Interest income on the RIC and auto loan portfolio decreased $79.2 million for the three-month period ended March 31, 2017 due to a drop in interest rates. The average interest rate of the portfolio decreased from 18.86% in 2016 to 17.08% in 2017. There was also a decrease in interest income on loans due to the activity in originations in the unsecured loan portfolios as SC sold Lending Club loans in February 2016. Interest income on the personal unsecured loans portfolio decreased $4.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The average balance of the portfolio decreased from in the first quarter of $2.7 billion in 2016 to $2.3 billion in the first quarter of 2017.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $13.5 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The average balance of total interest-bearing deposits was $51.2 billion with an average cost of 0.48% for the three-month period ended March 31, 2017, compared to an average balance of $52.8 billion with an average cost of 0.57% for the corresponding period in 2016. The decrease in interest expense on deposits and customer-related accounts during the three-month period ended March 31, 2017 was primarily due to the decrease in interest rates of deposits during the year.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $4.6 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The increase in interest expense on borrowed funds was due to an increase in the interest rate paid for the three-month period ended March 31, 2017. The average balance of total borrowings was $43.3 billion with an average cost of 2.69% for the three-month period ended March 31, 2017, compared to an average balance of $50.3 billion with an average cost of 2.28% for the corresponding period in 2016. There was an increase in borrowed funds of $1.0 billion due to new debt issued by SHUSA in March 2017. This was offset by an $8.5 billion decrease in FHLB advances through maturities and terminations of FHLB advances from March 31, 2016 to March 31, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2017 was $735.4 million, compared to $898.5 million for the corresponding period in 2016. This decrease for the three-month period ended March 31, 2017 was primarily related to the buildup of the allowance for loan and lease losses ("ALLL") coverage ratio throughout 2016, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

	Three-Month Period Ended March 31,
	2017	2016
	(in thousands)
ALLL, beginning of period	$3,814,464	$3,246,145
Charge-offs:
Commercial	(26,173)	(43,009)
Consumer	(1,237,280)	(1,142,160)
Total charge-offs	(1,263,453)	(1,185,169)
Recoveries:
Commercial	10,580	25,907
Consumer	623,937	607,065
Total recoveries	634,517	632,972
Charge-offs, net of recoveries	(628,936)	(552,197)
Provision for loan and lease losses (1)	737,335	873,915
ALLL, end of period	$3,922,863	$3,567,863

Reserve for unfunded lending commitments, beginning of period	$122,419	$149,021
Provision for unfunded lending commitments (1)	(1,890)	24,547
Loss on unfunded lending commitments	(133)	—
Reserve for unfunded lending commitments, end of period	120,396	173,568
Total allowance for credit losses ("ACL"), end of period	$4,043,259	$3,741,431

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs increased $76.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016.

Commercial charge-offs decreased $16.8 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily due to a $9.5 million decrease in Commercial Fleet charge-offs, and $7.2 million decrease in Commercial Real Estate charge-offs.

Commercial recoveries decreased $15.3 million for the three-month period ended March 31, 2017 compared to 2016. This decrease was primarily due to a $7.5 million decrease in Commercial Real Estate recoveries, and a $7.4 million decrease in Commercial Fleet recoveries. Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were 0.04% for the three-month period ended March 31, 2017 and 0.04% for the three-month period ended March 31, 2016.

Consumer charge-offs increased $95.1 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily due to a $98.1 million increase in Consumer Auto loans, offset by a $2.5 million decrease in Home Equity loans and a $3.7 million decrease in Personal Unsecured loan charge-offs.

Consumer recoveries increased $16.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily due to a $20.8 million increase in Consumer Auto loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 1.4% for the three-month period ended March 31, 2017, compared to 1.2% for the corresponding period in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
	2017	2016	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Consumer fees	$112,066	$133,469	$(21,403)	(16.0)%
Commercial fees	42,283	47,208	(4,925)	(10.4)%
Mortgage banking income, net	13,174	16,351	(3,177)	(19.4)%
Bank-owned life insurance	17,299	13,728	3,571	26.0%
Lease income	496,045	420,856	75,189	17.9%
Miscellaneous income	47,032	38,315	8,717	22.8%
Net gains recognized in earnings	519	27,250	(26,731)	(98.1)%
Total non-interest income	$728,418	$697,177	$31,241	4.5%

Total non-interest income increased $31.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The increase for the three-month period ended March 31, 2017 was primarily due to lease income associated with the continued growth of lease portfolio and RICs. This was offset by a decrease in net gains recognized on investment securities due to no securities sales in the three-month period ended March 31, 2017, and a decrease in consumer loan fees due to the reduction of loans serviced by the Company.

Consumer Fees

Consumer fees decreased $21.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The decrease in consumer fees for the three-month period ended March 31, 2017 was primarily due to a $25.3 million decrease in loan fee income, which was attributable to the reduction of loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2017. This was partially offset by a catch-up performed to change earning methodology in the three-month period ended March 31, 2016.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $4.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016, primarily due to a decrease in unused line of credit fees of $3.5 million.

Mortgage Banking Revenue

	Three-Month Period Ended March 31,		YTD Change
	2017	2016	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Mortgage and multifamily servicing fees	$10,624	$10,817	$(193)	(1.8)%
Net gains on sales of residential mortgage loans and related securities	4,351	3,478	873	25.1%
Net gains on sales of multifamily mortgage loans	300	400	(100)	(25.0)%
Net gains on hedging activities	1,047	22,075	(21,028)	(95.3)%
Net gains/(losses) from changes in MSR fair value	1,457	(14,356)	15,813	(110.1)%
MSR principal reductions	(4,605)	(6,063)	1,458	(24.0)%
Total mortgage banking income, net	$13,174	$16,351	$(3,177)	(19.4)%

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

Mortgage banking revenue decreased $3.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The decrease for 2017 was primarily attributable to $21.0 million lower net gains on hedging activity, offset by $15.8 million higher net gains from changes in MSR fair value.

Since 2015, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%
September 30, 2016	3.50%	2.88%
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $0.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. At March 31, 2017 and 2016, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $556.6 million and $848.7 million, respectively. The decrease in loans serviced for others is primarily due to pay downs received during the remainder of 2016 and 2017.

Net gains on sales of residential mortgage loans and related securities increased $0.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. For the three-month period ended March 31, 2017, the Company sold $634.4 million of mortgage loans for gains of $4.4 million, compared to $381.1 million of loans sold for gains of $3.5 million for the corresponding period in 2016.

The Company periodically sells qualifying mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association and the Federal National Mortgage Association ("FNMA") in return for MBS issued by those agencies. The Company records these transactions as sales when the transfers meet all of the accounting criteria for a sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions, which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of the MBS, servicing rights, and representation and warranty reserves is recognized as gain or loss on sale.

Net gains on sales of multifamily mortgage loans decreased $0.1 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This decrease was primarily due to a $0.3 million release in the FNMA recourse reserve for the three-month period ended March 31, 2017 compared to a $0.4 million release for the corresponding period in 2016.

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

At March 31, 2017, the Company serviced loans with a principal balance of $288.2 million, for FNMA compared to $341.7 million at December 31, 2016. These loans had a credit loss exposure of $34.4 million as of both March 31, 2017 and December 31, 2016. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of March 31, 2017 and December 31, 2016, the Company had a liability of $3.5 million and $3.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Net gains on hedging activities decreased $21.0 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This variance for the three-month period ended March 31, 2017 was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net gains from changes in MSR fair value was $1.5 million for the three-month period ended March 31, 2017 and a net loss of $14.4 million for the corresponding period in 2016. The value of the related MSRs carried at fair value at March 31, 2017 and December 31, 2016 was $149.5 million and $146.6 million, respectively. The MSR asset fair value changes for the three-month period ended March 31, 2017 were the result of increases in interest rates.

The Company recognized $4.6 million of principal reductions for the three-month period ended March 31, 2017, compared to $6.1 million for the corresponding period in 2016. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing and generally follows along with interest rates.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $3.6 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016.

Lease income

Lease income increased $75.2 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016. The average leased vehicle portfolio balance as of March 31, 2017 and March 31, 2016 was $9.8 billion and $8.7 billion, respectively. These increases were the result of the growth of the Company's lease portfolio.

Miscellaneous Income

Miscellaneous income increased $8.7 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016. This was primarily due to an increase in capital markets revenue of $10.4 million due to mark-to-market adjustments, and an increase in gain on sale of operating leases of $17.8 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016. This was offset by a decrease in other income of $11.8 million, which was primarily due to $12.5 million less earned by SC on loans, leases and other miscellaneous sales, as a result of a decrease in bulk sales in the three-month period ended March 31, 2017 compared to the corresponding period in 2016. There was also a decrease of $3.3 million mainly due to lower fair value adjustments on the Company's fair value option ("FVO") loan portfolio. For further discussion, please see Note 16 to the Condensed Consolidated Financial Statements.

Net gains/(losses) recognized in earnings

The Company recognized $0.5 million of gains for the three-month period ended March 31, 2017 in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The Company recognized $27.3 million of gains for the three-month period ended March 31, 2016 in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain for the three-month period ended March 31, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $726.8 million for a gain of $19.5 million and the sale of Treasury securities with a book value of $2.8 billion for a gain of $6.7 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,		YTD Change
	2017	2016	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Compensation and benefits	$452,241	$435,632	$16,609	3.8%
Occupancy and equipment expenses	162,712	145,831	16,881	11.6%
Technology expense	55,772	55,219	553	1.0%
Outside services	48,274	76,393	(28,119)	(36.8)%
Marketing expense	31,463	20,478	10,985	53.6%
Loan expense	98,324	102,629	(4,305)	(4.2)%
Lease expense	358,792	292,835	65,957	22.5%
Other administrative expenses	102,238	96,365	5,873	6.1%
Total general and administrative expenses	$1,309,816	$1,225,382	$84,434	6.9%

Total general and administrative expenses increased $84.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $16.6 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The primary driver of this increase was the Company's headcount, in particular within its consumer finance subsidiary, resulting in an $18.1 million expense increase. The Company also had an increase in severance pay expense of $10.8 million and $1.0 million higher overtime and temporary employee costs. These increases were offset by $15.5 million in bonus release made during the period ended March 31, 2017.

•
Occupancy and equipment expenses increased $16.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This was primarily due to an increase in depreciation expense for the year ended December 31, 2016 of $5.4 million due to more assets being placed in service. There was also a $6.3 million increase in maintenance and repair expense and other occupancy and equipment expenses, along with a $5.5 million increase in rental expense and telecommunication expenses.

•
Outside services decreased $28.1 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This was primarily due to a decrease in consulting service fees of $26.6 million which related to regulatory initiatives, including preparation for meeting the requirements of the IHC during 2016.

•
Marketing expense increased $11.0 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily due to expenses such as direct mail, advertising and outside marketing associated with corporate marketing campaigns.

•
Loan expense decreased $4.3 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This decrease was primarily due to a decrease of $5.3 million in loan servicing and loan collection expenses, primarily associated with the activity in the RIC and auto loan portfolio. This was partially offset by an increase of $1.5 million in loan origination expenses.

•
Lease expense increased $66.0 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and accumulation of depreciation associated with that portfolio.

•
Other administrative expenses increased $5.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This increase was primarily attributed to the one-off trade name impairment charge recorded in SC in the three-month period ended March 31, 2016, with no such charge occurring in 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended March 31,		YTD Change
	2017	2016	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Amortization of intangibles	$15,491	$17,932	$(2,441)	(13.6)%
Deposit insurance premiums and other expenses	17,830	25,512	(7,682)	(30.1)%
Equity investment expense, net	2,368	4,192	(1,824)	(43.5)%
Loss on debt extinguishment	6,749	32,872	(26,123)	(79.5)%
Investment expense on affordable housing projects	638	85	553	650.6%
Total other expenses	$43,076	$80,593	$(37,517)	(46.6)%

Total other expenses decreased $37.5 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The primary factors contributing to this decrease were:

•
Amortization of intangibles decreased $2.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This decrease for the period was primarily due to a portion of the Company's core deposit intangibles becoming fully amortized in the second quarter of 2016, thereby reducing intangibles in 2017.

•
Deposit insurance premiums and other expenses decreased $7.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The expense for the three-month period ended March 31, 2016 included a $6.2 million contingent loss on a transfer of $9 billion of unfunded credit facilities to Santander, which did not recur in 2017.

•
Equity investment expense, net consists of income and losses on investments in unconsolidated entities and joint ventures in which the Company has an interest, but does not have a controlling interest. These include investments in community reinvestment projects and entities which own wind power generating projects. Equity investment expense, net decreased $1.8 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016

•
Losses on debt extinguishment decreased $26.1 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. These expenses were primarily related to early termination fees incurred by the Company in association with the termination of FHLB advances in 2016. During the three-month period ended March 31, 2016, the Bank terminated $1.3 billion of FHLB advances, reflecting a change of $32.9 million. During the three-month period ended March 31, 2017, a tender offer on Bank debt resulted in a charge of $6.7 million.

•
The Company incurred an additional investment expense on affordable housing projects of $553,000 for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. This expense was directly related to low income housing tax credit ("LIHTC") investments.

INCOME TAX PROVISION

An income tax provision of $78.9 million was recorded for the three-month period ended March 31, 2017, and was also $78.9 million for the corresponding period in 2016. This resulted in an effective tax rate ("ETR") of 32.5% for the three-month period ended March 31, 2017 compared to 41.8% for the corresponding period in 2016.

The Company recognized a discrete income tax benefit of $7.4 million for the three-month period ended March 31, 2017 and a discrete income tax expense of $5.7 million for the three-month period ended March 31, 2016, which resulted in the lower ETR for the three-month period ended March 31, 2017.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at March 31, 2017 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Net interest income increased $80.9 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The average balances of the Consumer and Business Banking segment's gross loans were $17.1 billion for the three-month period ended March 31, 2017, compared to $16.8 billion for the corresponding period in 2016. The average balances of deposits was $41.4 billion for the three-month period ended March 31, 2017, compared to $40.2 billion for the corresponding period in 2016, primarily driven by growth in non-interest-bearing deposits. Total non-interest income decreased $13.0 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The provision for credit losses increased $22.0 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total expenses increased $4.8 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016.

Total assets as of March 31, 2017 were $19.3 billion, compared to $19.8 billion as of March 31, 2016.

Commercial Banking

Net interest income increased $8.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total average gross loans were $11.5 billion for the three-month period ended March 31, 2017, compared to $11.4 billion for the corresponding period in 2016. Total non-interest income decreased $3.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The provision for credit losses decreased $55.7 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016, primarily driven by reserves for the energy finance business line. Total expenses increased $2.1 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016.

Total assets were $11.5 billion as of March 31, 2017, compared to $11.7 billion as of March 31, 2016. Total average deposits were $8.0 billion for the three-month period ended March 31, 2017, compared to $8.8 billion as of March 31, 2016.

Commercial Real Estate

Net interest income increased $4.7 million during the three-month period ended March 31, 2017, compared to the corresponding period in 2016. The average balance of this segment's gross loans decreased to $14.5 billion during the three-month period ended March 31, 2017, compared to $15.3 billion for the corresponding period in 2016. The average balance of deposits was $926.4 million for the three-month period ended March 31, 2017, compared to $728.4 million for the corresponding period in 2016. Total non-interest income decreased $2.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The provision for credit losses was $0.6 million for the three-month period ended March 31, 2017, compared to $12.7 million for the corresponding period in 2016. Total expenses decreased $0.3 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total assets were $14.4 billion as of March 31, 2017, compared to $15.6 billion as of March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GCB

Net interest income decreased $17.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The average balance of this segment's gross loans was $7.3 billion for the three-month period ended March 31, 2017, compared to $9.9 billion for the corresponding period in 2016. The average balance of deposits was $2.4 billion for the three-month period ended March 31, 2017, compared to $1.9 billion for the corresponding period in 2016. Total non-interest income decreased $9.3 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The provision for credit losses decreased $49.2 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016. Total expenses decreased $14.7 million for the three-month period ended March 31, 2017, compared to the corresponding period in 2016.

Total assets were $8.1 billion as of March 31, 2017, compared to $12.6 billion as of March 31, 2016.

Other

Net interest income decreased $41.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total non-interest income decreased $13.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The provision for credit losses increased $2.1 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total expenses decreased $42.4 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016.

Total assets were $42.8 billion as of March 31, 2017, compared to $47.8 billion as of March 31, 2016.

SC

Net interest income decreased $120.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The fluctuation was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2017 due to higher market rates and increased spreads. Total non-interest income increased $81.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. The provision for credit losses decreased $25.2 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016. Total expenses increased $93.7 million for the three-month period ended March 31, 2017 compared to the corresponding period in 2016.

Total assets were $39.1 billion as of March 31, 2017, compared to $37.8 billion as of March 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan held for investment portfolio consisted of the following at the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$9,883,926	11.8%	$10,112,043	11.8%	$10,477,469	11.8%
Commercial and industrial loans and other commercial	23,965,582	28.6%	25,644,405	29.9%	27,624,470	31.2%
Multifamily	8,462,464	10.1%	8,683,680	10.1%	9,330,482	10.5%
Total Commercial Loans	42,311,972	50.5%	44,440,128	51.8%	47,432,421	53.5%
Consumer loans secured by real estate:
Residential mortgages	7,801,175	9.3%	7,775,272	9.1%	7,533,413	8.5%
Home equity loans and lines of credit	5,941,340	7.1%	6,001,192	7.0%	6,103,844	6.9%
Total consumer loans secured by real estate	13,742,515	16.4%	13,776,464	16.1%	13,637,257	15.4%
Consumer loans not secured by real estate:
RICs and auto loans - originated	22,729,892	27.2%	22,104,918	25.8%	20,088,220	22.7%
RICs and auto loans - purchased	2,976,567	3.6%	3,468,803	4.0%	5,293,741	6.0%
Personal unsecured loans	1,211,922	1.4%	1,234,094	1.4%	1,170,851	1.3%
Other consumer	742,032	0.9%	795,378	0.9%	973,025	1.1%
Total Consumer Loans	41,402,928	49.5%	41,379,657	48.2%	41,163,094	46.5%
Total loans held for investment ("LHFI")	$83,714,900	100.0%	$85,819,785	100.0%	$88,595,515	100.0%
Total Loans held for investment with:
Fixed	$50,822,537	60.7%	$51,752,761	60.3%	$52,563,533	59.3%
Variable	32,892,363	39.3%	34,067,024	39.7%	36,031,982	40.7%
Total loans held for investment	$83,714,900	100.0%	$85,819,785	100.0%	$88,595,515	100.0%

(1)As of March 31, 2017, the Company had $290.3 million of loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $2.1 billion, or 4.8%, from December 31, 2016 to March 31, 2017. The decrease from December 31, 2016 to March 31, 2017 was primarily due to a decrease in commercial and industrial loans of $1.6 billion which includes payoffs to more than 900 loans totaling $1.2 billion. Additionally, there was a decrease in multifamily loans of $221.2 million, commercial real estate loans of $228.1 million and other commercial loans of $85.7 million.

	At March 31, 2017, Maturing
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$2,401,954	$5,725,393	$1,756,579	$9,883,926
Commercial and industrial loans and other	9,954,094	11,571,771	2,543,551	24,069,416
Multi-family loans	989,957	6,300,519	1,171,988	8,462,464
Total	$13,346,005	$23,597,683	$5,472,118	$42,415,806
Loans with:
Fixed rates	$4,437,568	$10,649,316	$2,180,107	$17,266,991
Variable rates	8,908,437	12,948,367	3,292,011	25,148,815
Total	$13,346,005	$23,597,683	$5,472,118	$42,415,806

(1) Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $33.9 million, or 0.2%, from December 31, 2016 to March 31, 2017. The primary drivers of the increase were related to the residential mortgage portfolio of $25.9 million, offset by a decrease in the home equity loans and lines of credit portfolio of $59.9 million.

Consumer Loans Not Secured By Real Estate

The consumer loan portfolio not secured by real estate increased $57.2 million, or 0.2%, from December 31, 2016 to March 31, 2017. This increase is due to new originations in connection with SC's origination agreements. The increase was primarily due to the $625.0 million increase in the RIC and auto loans - originated portfolio. The growth was offset by a decrease in the RIC and auto loan portfolio - purchased portfolio of $492.2 million. This decrease is due to run-off of the portfolio.

As of March 31, 2017, 69.2% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a FICO® score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO® scores, debt-to-income ("DTI") ratios, loan-to-value ("LTV") ratios, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

	March 31, 2017		December 31, 2016
Credit Score Range(2)	Retail installment contracts and auto loans(3)		Retail installment contracts and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICO®(1)	5.3%	60.4%	5.5%	61.7%
<600	60.7%	20.7%	60.1%	20.6%
600-639	19.2%	8.5%	19.4%	7.9%
>=640	14.8%	10.4%	15.0%	9.8%
Total	100.0%	100.0%	100.0%	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs include $773.1 million and $924.7 million of LHFS at March 31, 2017 and December 31, 2016, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines.
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At March 31, 2017, a typical RIC was originated with an average annual percentage rate ("APR") of 17.0% and was purchased from the dealer at a discount of 0.4%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of March 31, 2017, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio.

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

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider DTI levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined LTV ("CLTV") ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative LTV ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or FNMA. Credit risk is further reduced, since a portion of the Company’s fixed-rate mortgage loan production is sold to investors in the secondary market without recourse.

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate include RICs acquired from manufacturer-franchised dealers in connection with their sale of used and new automobiles and trucks, as well as acquired consumer marine, RV and credit card loans. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$157,873	$179,220
Commercial and industrial loans and other commercial	217,588	193,465
Multifamily	5,034	8,196
Total commercial loans	380,495	380,881
Consumer:
Residential mortgages	278,627	287,140
Consumer loans secured by real estate	113,395	120,065
RICs and auto loans - originated	1,471,741	1,045,587
RICs - purchased	350,367	284,486
Personal unsecured and other consumer	16,649	17,895
Total consumer loans	2,230,779	1,755,173
Total non-accrual loans	2,611,274	2,136,054

Other real estate owned	117,845	116,705
Repossessed vehicles	178,747	173,754
Other repossessed assets	1,541	3,838
Total other real estate owned and other repossessed assets	298,133	294,297
Total non-performing assets	$2,909,407	$2,430,351

Past due 90 days or more as to interest or principal and accruing interest	$82,641	$93,846
Annualized net loan charge-offs to average loans (1)	2.9%	2.7%
Non-performing assets as a percentage of total assets	2.2%	1.8%
Non-performing loans ("NPLs") as a percentage of total loans	3.0%	2.5%
ALLL as a percentage of total NPLs	150.2%	184.3%

(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended March 31, 2017.

No commercial loans were 90 days or more past due and still accruing interest as of March 31, 2017. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $181.2 million and $120.7 million at March 31, 2017 and December 31, 2016, respectively. Potential problem consumer loans amounted to $4.2 billion and $4.3 billion at March 31, 2017 and December 31, 2016, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period, to $2.9 billion, or 2.2% of total assets, at March 31, 2017, compared to $2.4 billion, or 1.8% of total assets, at December 31, 2016, primarily attributable to an increase in NPLs in the commercial and industrial and RIC auto loan portfolios, offset by a decrease in the mortgage and home equity loan portfolios.

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

Commercial

Commercial NPLs decreased $0.4 million from December 31, 2016 to March 31, 2017. At March 31, 2017, commercial NPLs accounted for 0.9% of commercial LHFI, compared to 0.9% of commercial LHFI at December 31, 2016. The increase in commercial NPLs was primarily attributable to an increase of NPLs in the commercial real estate portfolio of $21.3 million and an increase of $22.6 million in the commercial and industrial portfolio, primarily related to the energy sector.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017		December 31, 2016
	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
	(dollars in thousands)
NPLs	$278,627	$113,395	$287,140	$120,065
Total LHFI	7,801,175	5,941,340	7,775,272	6,001,192
NPLs as a percentage of total LHFI	3.6%	1.9%	3.7%	2.0%
NPLs in foreclosure status	54.5%	41.0%	58.6%	38.4%

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

Interest is accrued when earned in accordance with the terms of the RIC. For certain RICs originated prior to January 1, 2017, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. For RICs originated after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of which origination channel the receivable was originated through. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

NPLs in the RIC and auto loan portfolio increased $492.0 million from December 31, 2016 to March 31, 2017. The increase is attributed to a $426.2 million increase in RICs and auto loans - originated offset by a $65.9 million increase in RICs - purchased. At March 31, 2017, non-performing RICs and auto loans accounted for 7.1% of total RIC and auto loans held for investment, compared to 5.2% of total RICs and auto loans at December 31, 2016. The decrease was primarily attributable to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. NPLs in the other consumer loan portfolio decreased $1.2 million from December 31, 2016 to March 31, 2017. At March 31, 2017 and December 31, 2016, non-performing personal unsecured and other consumer loans accounted for 0.9% and 0.9% of total other consumer loans, respectively.

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

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of March 31, 2017, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016

New Jersey	8.9%	9.1%
New York	10.7%	10.7%
Pennsylvania	12.5%	4.7%
Massachusetts	5.1%	7.0%
All other states	62.8%	68.5%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 97.6%% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 53.0% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position. The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At March 31, 2017 and December 31, 2016, the residential mortgage portfolio included the following Alt-A loans:

	March 31, 2017	December 31, 2016
	(dollars in thousands)

Alt-A loans	$455,612	$476,229
Alt-A loans as a percentage of the residential mortgage portfolio(1)	5.7%	5.8%
Alt-A loans in NPL status	$45,926	$48,189
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	16.5%	16.8%

(1) Includes residential mortgage HFS

The performance of the Alt-A segment has remained poor, averaging a 10.1% NPL ratio in 2017. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.1% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 16.5% at March 31, 2017. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

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

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments following modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. RIC TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured, and considered for return to accrual when a sustained period of repayment performance has been achieved. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Performing
Commercial	$216,232	$214,474
Residential mortgage	271,065	268,777
RICs and auto loans	4,120,767	4,556,770
Other consumer	126,182	129,767
Total performing	4,734,246	5,169,788
Non-performing
Commercial	162,845	148,038
Residential mortgage	136,020	139,274
RICs and auto loans	1,300,313	604,864
Other consumer	45,769	44,951
Total non-performing	1,644,947	937,127
Total	$6,379,193	$6,106,915

Performing TDRs totaled $4.7 billion at March 31, 2017, a decrease of $435.5 million compared to December 31, 2016. Non-performing TDRs totaled $1.6 billion at March 31, 2017, an increase of $707.8 million compared to December 31, 2016.

The following table provides a summary of TDR activity:

	Three-Month Period Ended March 31, 2017		Three-Month Period Ended March 31, 2016
	RICs and auto loans	All other loans(1)	RICs and auto loans	All other loans(1)
	(in thousands)
TDRs, beginning of period	$5,161,935	$944,980	$3,866,235	$820,428
New TDRs(2)	1,127,860	47,688	724,691	110,689
Charged-Off TDRs	(579,097)	(24,814)	(364,153)	(11,546)
Sold TDRs		(3,223)		(3,321)
Payments on TDRs	(289,696)	(6,440)	(152,474)	(34,113)
TDRs, end of period	$5,421,002	$958,191	$4,074,299	$882,137

(1) Excludes SC personal unsecured loans, which amounted to $23.8 million and $19.5 million at March 31, 2017 and 2016, respectively, that were reclassified to LHFS during the third quarter of 2015.
(2) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Performing commercial TDRs were $216.2 million, or 57.0% of total commercial TDRs at March 31, 2017 compared to $214.5 million, or 59.2% of total commercial TDRs at December 31, 2016. The increase in performing commercial TDRs is primarily attributable to one material borrower who was delinquent and non-performing, which became current and performing. The decrease as a percentage of the total commercial TDRs and the overall increase to commercial TDRs can be attributed to four new obligors being modified during the period, comprising $20.1 million of the increase.

Residential Mortgages

Performing residential mortgage TDRs increased from $268.8 million, or 65.9% of total residential mortgage TDRs at December 31, 2016, to $271.1 million, or 66.6% of total residential TDRs at March 31, 2017.

RICs

The RIC and auto loan held for investment portfolio is primarily comprised of nonprime loans (69.2% at March 31, 2017), which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 20.2% of the Company’s total RIC and auto loan portfolio at December 31, 2016 and 21.1% at March 31, 2017. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay off or charge-off.

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

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is note reasonably assured, and considered for return to accrual when a sustained period of repayment performance has been achieved.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as TDRs are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of the ALLL and related provision for loan and lease losses. For loans that are classified as TDRs, the Company generally compares the present value of expected cash flows to the outstanding recorded investment of TDRs to determine the amount of allowance and related provision for credit losses that should be recorded. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated costs to sell.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consumer Loans

Performing other consumer loan TDRs increased from $129.8 million, or 74.3% of total other consumer loan TDRs at December 31, 2016 to $126.2 million, or 73.4% of total other consumer loan TDRs, at March 31, 2017. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible compared to overall TDR activity.

Delinquencies

At March 31, 2017 and December 31, 2016, the Company's delinquencies consisted of the following:

	March 31, 2017					December 31, 2016
	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Retail Installment Contracts and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$516,524	$4,093,841	$232,449	$308,411	$5,151,225	$568,517	$4,261,192	$245,588	$257,152	$5,332,449
Total Loans(1)	$13,989,455	$26,479,539	$2,933,059	$42,415,806	$85,817,859	$14,239,357	$26,498,469	$3,107,074	$44,561,193	$88,406,093
Delinquencies as a % of Loans	3.7%	15.5%	7.9%	0.7%	6.0%	4.0%	16.1%	7.9%	0.6%	6.0%

(1) Includes LHFS.

Overall, total delinquencies decreased by $181.2 million, or 3.4%, from December 31, 2016 to March 31, 2017. Consumer loans secured by real estate delinquencies decreased $52.0 million, primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies decreased $167.4 million and decreased $13.1 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. Commercial delinquencies increased $51.3 million.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$453,019	50.5%	$449,837	51.8%
Consumer loans	3,422,821	49.5%	3,317,604	48.2%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,922,863	100.0%	3,814,464	100.0%
Reserve for unfunded lending commitments	120,396		122,418
Total ACL	$4,043,259		$3,936,882

General

The ACL increased $106.4 million from December 31, 2016 to March 31, 2017. The increase in the overall ACL was primarily attributable to continued growth in SC's RIC and auto loan portfolio.

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

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a discounted cash flow ("DCF") methodology.

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

The portion of the ALLL related to the commercial portfolio was $453.0 million at March 31, 2017 (1.1% of commercial LHFI) and $449.8 million at December 31, 2016 (1.0% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio is, in part, due to the current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves for this portfolio during the first quarter of 2016.
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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. The Company currently monitors delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics, including FICO® credit scoring model scores and LTV ratios. The Company's home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, the Company currently does not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

For RICs and personal unsecured loans at SC, the Company estimates the ALLL at a level considered adequate to cover probable credit losses inherent in the non-TDR portfolio, and records impairment on the TDR portfolio using a DCF model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts the timing of unit losses and the loan balances at the time of default. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

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

The allowance for consumer loans was $3.4 billion and $3.3 billion at March 31, 2017 and December 31, 2016, respectively. The allowance as a percentage of held-for-investment consumer loans was 8.3% at March 31, 2017 and 8.0% at December 31, 2016. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

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

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated ALLL was $47.0 million at March 31, 2017 and $47.0 million at December 31, 2016.

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

The reserve for unfunded lending commitments decreased from $122.4 million at December 31, 2016 to $120.4 million at March 31, 2017. This change was primarily due to a reduction during 2016 in off-balance sheet lending commitments. During the three-month period ended March 31, 2017, SBNA transferred $6.0 billion of unfunded commitments to extend credit to an unconsolidated related party. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and stock in the FHLB and the FRB. MBS consist of pass-through, collateralized mortgage obligations ("CMOs"), and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale increased $1.3 billion to $18.4 billion at March 31, 2017, compared to $17.0 billion at December 31, 2016. During the three-month period ended March 31, 2017, the composition of the Company's investment portfolio changed due to increases in MBS and U.S. Treasury securities, which were offset by a decrease in ABS. MBS increased by $1.1 billion primarily due to investment purchases of $1.8 billion, offset by $681.7 million of principal paydowns. U.S. Treasury securities increased by $446.4 million primarily due to $498.7 million of investment purchases. ABS securities decreased $457.2 million, primarily due to $240.2 million of principal paydowns and a $210.9 million reclassification of investments to corporate debt securities. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as held-to-maturity securities. Held-to-maturity securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities held-to-maturity were $1.6 billion at March 31, 2017. The Company had 22 investment securities classified as held-to-maturity as of March 31, 2017.

Total trading securities increased $17.8 million to $19.4 million at March 31, 2017, compared to $1.6 million at December 31, 2016.

Total gross unrealized losses decreased by $16.0 million to $217.5 million during the three-month period ended March 31, 2017, primarily due to increases in interest rates. The majority of the increase in unrealized losses was in the MBS portfolios. The unrealized losses increased within the MBS portfolios by $16.2 million, and decreased within the U.S. Treasury securities portfolio by $0.1 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $730.8 million at December 31, 2016 to $683.4 million at March 31, 2017, primarily due to the Company redeeming $64.5 million of FHLB stock at par, partially offset by the Company's purchase of $13.2 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the period ended March 31, 2017, the Company did not purchase any FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at March 31, 2017 was approximately 4.62 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2017 was approximately 3.22 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$8,439,693	$8,163,027
FNMA and FHLMC securities	8,951,002	7,639,823
State and municipal securities	28	30
Other securities (1)	975,605	1,221,345
Total investment securities available-for-sale	18,366,328	17,024,225
Investment securities held-to-maturity:
U.S. government agencies	1,621,221	1,658,644
Total investment securities held-to-maturity (2)	1,621,221	1,658,644
Trading securities	19,386	1,630
Other investments	683,397	730,831
Total investment portfolio	$20,690,332	$19,415,330

(1) Other securities primarily include corporate debt securities and ABS.
(2) Held-to-maturity securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2017:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,965,731	$4,912,836
FHLMC	4,115,457	4,038,166
GNMA (1)	7,817,545	7,730,704
Government - Treasuries	2,303,126	2,303,245
Total	$19,201,859	$18,984,951

(1) Includes U.S government agency MBS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2017, goodwill totaled $4.5 billion and represented 3.3% of total assets and 19.7% of total stockholder's equity. The following table shows goodwill by reportable segments at March 31, 2017:

	Consumer and Business Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Santander BanCorp	Total
	(in thousands)
Goodwill at March 31, 2017	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

The Company conducted its annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairment of goodwill was identified as a result of the annual impairment analyses.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the first quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $959.7 million at March 31, 2017, compared to $996.5 million at December 31, 2016. The decrease in total premises and equipment was primarily due to accumulated depreciation which increased $61.5 million from December 31, 2016 to March 31, 2017. The increase in accumulated depreciation was offset by increases in computer software of $20.9 million related to software and license purchases and increased information technology ("IT") services as well as increases in leasehold improvements and office buildings of $2.5 million and $2.3 million, respectively.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $492.6 million at March 31, 2017 and $430.5 million at December 31, 2016. The $62.1 million increase for the three-month period ended March 31, 2017 was primarily due to a $31.6 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions; a $13.2 million decrease in deferred tax assets for unrealized gains and losses included in other comprehensive income; a $35.8 million increase in deferred tax liabilities related to unremitted foreign earnings of a subsidiary of SC; a $39.2 million decrease in deferred tax assets related to employee benefits; and a $20.3 million decrease in deferred tax assets established for SC loan mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475, partially offset by a $63.8 million increase in deferred tax assets related to net operating loss carryforwards and tax credits, a $6.5 million increase in deferred tax assets related to the allowance for loan and lease losses; and a $7.7 million decrease in net deferred tax liabilities related to other temporary differences. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court. Pursuant to the First Circuit's decision, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The First Circuit ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court’s decision. The Supreme Court has yet to make a decide whether to grant that petition.

In response to the First Circuit's decision, at December 31, 2016 the Company used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.0 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. The Company believes that this reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.0 million to no change.

In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. ("BNY Mellon") and BB&T Corp. ("BB&T") in favor of the IRS. BNY Mellon and BB&T appealed their respective cases. The Court of Appeals in each of the respective cases disallowed the foreign tax credit and allowed the claim for interest deduction. BNY Mellon and BB&T appealed their decisions to the U.S. Supreme Court. On March 7, 2016, the U.S. Supreme Court denied BB&T's and BNY Mellon's petitions.

OTHER ASSETS

Other assets at March 31, 2017 were $2.4 billion, compared to $1.9 billion at December 31, 2016. The increase in other assets was primarily due to an increase in activity in miscellaneous assets and receivables.

The increase in miscellaneous assets and receivables of $456.2 million primarily relates to unsettled trades of Brazilian government bonds of $434.1 million in SIS at March 31, 2017 and an increase in grounded inventory of $46.4 million, as a result of an increased repossessions, and is partially offset by a decrease in subvention receivable of $27.1 million at March 31, 2017 as payments outweighed new claims for the period.

DEPOSITS AND OTHER CUSTOMER ACCOUNTS

The Company's banking subsidiaries attract deposits within their primary market areas by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit ("CDs") and retirement savings plans. In addition, the Bank issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

Total deposits and other customer accounts decreased $639.5 million from December 31, 2016 to March 31, 2017. This decrease was primarily comprised of decreases in CDs of $1.5 billion, or 16.8% due to a high number of accounts maturing in the first quarter of 2017 and not being renewed. This decrease was offset by increases in money market accounts of $466.0 million, or 1.9%, and non-interest bearing demand deposits of $194.7 million, or 1.3%. The Company continues to focus its effort on attracting and increasing lower-cost deposits. The cost of deposits was 0.48% and 0.57% for the three-month periods ended March 31, 2017 and March 31, 2016, respectively.

Time deposits of greater than $250,000 totaled $1.5 billion and $1.6 billion at March 31, 2017 and December 31, 2016, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at March 31, 2017 were $41.5 billion, compared to $43.5 billion at December 31, 2016. Total borrowings decreased $2.0 billion, primarily due to a decrease of $1.6 billion in FHLB advances at the Bank, the repurchase of $881.0 million of the Bank's senior notes and an overall decrease of $500.7 million in SC debt. This was offset by $1.0 billion of new debt issued by the Parent Company. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued interest	$129,646	$130,098
Accrued federal/foreign/state tax credits	131,226	122,843
Deposits payable	106,849	96,596
Expense accruals	586,279	653,938
Payroll/tax benefits payable	224,856	353,790
Accounts payable	163,103	291,768
Miscellaneous payable	1,589,657	1,172,679
Total accrued expenses	$2,931,616	$2,821,712

Accrued expenses increased $109.9 million, or 3.9%, from December 31, 2016 to March 31, 2017. The increase in accrued expenses was primarily due to an increase of $417.0 million in miscellaneous payables to customers, broker-dealers and financial institutions. This was partially offset by a decrease in payroll accruals of $128.9 million, a decrease in accounts payable of $128.7 million due to a drop in customer money payable accounts and a decrease in general expense accruals of $67.7 million at March 31, 2017 compared to December 31, 2016.

Other Liabilities

	March 31, 2017	December 31, 2016
	(in thousands)
Total derivative activity	$359,562	$348,941
Official checks and money orders in process	139,232	140,607
Deferred gains/credits	33,269	30,096
Reserve for unfunded commitments	120,396	122,417
Nostro credit	72,815	128,524
Miscellaneous liabilities	71,868	40,287
Total other liabilities	$797,142	$810,872

Other liabilities decreased $13.7 million, or 1.7%, from December 31, 2016 to March 31, 2017. The decrease in other liabilities was primarily related to a decrease in Nostro credit, which is a clearing account for securities transactions entered into on the behalf of customers, of $55.7 million, partially offset by an increase in miscellaneous liabilities of $31.6 million relating to trading liabilities and suspense account movements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 14 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders totaling $3.7 million and $4.2 million for the three-month periods ended March 31, 2017 and 2016, respectively.

The shares of Series C Preferred Stock are redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the OCC. As of March 31, 2017, no shares of the Series C Preferred Stock had been redeemed.

In August 2010, Santander BanCorp, a subsidiary of the Company, issued 3.0 million shares of Series B preferred stock, $25 par value, designated as the 8.75% noncumulative preferred stock, to an affiliate. The shares of the Series B preferred stock were redeemable in whole or in part for cash on or after September 30, 2015, and semiannually thereafter on each March 31 and September 30 at the option of Santander BanCorp, with the consent of the FDIC and any other applicable regulatory authority. Dividends on the Series B preferred stock were payable when, as and if, declared by the Board of Directors of Santander BanCorp.

On January 29, 2016, Banco Santander Puerto Rico redeemed the outstanding $75.0 million of Series B preferred stock. In accordance with the notice of full redemption, each share of preferred stock was redeemed at the redemption price, corresponding to $25 per preference share, plus any unpaid dividends in respect of the most recent dividend period.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment and to maintain appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through retention of quarterly earnings and risk-weight asset ("RWA") optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2017 and December 31, 2016, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order; or (3) the Bank is not adequately capitalized at the time. The OCC's prior approval would be required if the Bank were notified by the OCC that it is a problem institution or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month period ended March 31, 2017.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2017:

	BANK

	March 31, 2017	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	16.97%	6.50%	4.50%
Tier 1 capital ratio	16.97%	8.00%	6.00%
Total capital ratio	18.24%	10.00%	8.00%
Leverage ratio	12.87%	5.00%	4.00%

(1) As defined by OCC regulations. Presentation under a Basel III transitional basis.

	SHUSA

	March 31, 2017	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	14.57%	6.50%	4.50%
Tier 1 capital ratio	16.22%	8.00%	6.00%
Total capital ratio	18.08%	10.00%	8.00%
Leverage ratio	12.61%	5.00%	4.00%

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

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs, require it to replace funding lost due to the downgrade, which may include the loss of customer deposits, and limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in the Economic and Business Environment section of this MD&A.

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

On September 15, 2014, the Company entered into a written agreement with the FRB of Boston. Under the terms of this written agreement, the Company must serve as a source of strength to the Bank, strengthen Board oversight of planned capital distributions by the Company and its subsidiaries, and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends, and not make, or permit any such subsidiary to make any capital distribution, in each case without the prior written approval of the FRB of Boston.

On July 2, 2015, the Company entered into another written agreement with the FRB of Boston. Under the terms of this written agreement, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

On March 23, 2017, the Company and SC entered into another written agreement with the FRB of Boston. Under the terms of this written agreement, SC is required to enhance its compliance risk management program, SC’s Board and management are required to enhance their oversight of SC’s risk management program, and the Company is required to enhance, among other matters, its Board oversight of SC’s management and operations.

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 14 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has over $5.4 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three-month period ended March 31, 2017, SC completed on-balance sheet funding transactions totaling approximately $5.7 billion, including:

•	a securitization on its Santander Drive Auto Receivables Trust ("SDART") platform for $976.0 million;

•	issuance of a retained bond on its Drive Auto Receivables Trust (“DRIVE") platform for $113.0 million;

•	two securitizations on its DRIVE, deeper subprime platform for $2.1 billion;

•	three private amortizing lease facilities for $1.0 billion; and,

•	four top-ups of private amortizing loan and lease facilities for $1.4 billion.

SC also completed $931.0 million in asset sales, which consisted of $231.0 million of recurring monthly sales with its third party flow partners and $700.0 million in sales to Santander under the new Santander Prime Auto Issuing Note (SPAIN) securitization platform effective in March 2017.

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

Available Liquidity

As of March 31, 2017, the Bank had approximately $20.9 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.9 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2017 and December 31, 2016, liquid assets (cash and cash equivalents and LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $20.9 billion and $21.1 billion, respectively. These amounts represented 31.3% and 31.4% of total deposits at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Bank, Banco Santander International and Banco Santander Puerto Rico had $1.1 billion, $3.1 billion, and $1.1 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Santander Investment Securities Inc. has committed liquidity of $290.0 million from Santander, all of which was unused as of March 31, 2017.

Banco Santander Puerto Rico has $905.4 million in committed liquidity from the FHLB, all of which was unused as of March 31, 2017 as well as $249.9 million in liquid assets aside from cash unused as of March 31, 2017.

Cash and cash equivalents

	Three-Month Period Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$1,477,626	$810,794
Net cash used in investing activities	(309,283)	(1,984,257)
Net cash (used in) / provided by financing activities	(2,633,713)	3,592,469

Cash provided by operating activities

Net cash provided by operating activities was $1.5 billion for the three-month period ended March 31, 2017, which is comprised of $1.6 billion in proceeds from sales of LHFS and $0.7 billion of provisions for credit losses, partially offset by $1.2 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $0.8 billion for the three-month period ended March 31, 2016, which was comprised of $1.3 billion in proceeds from sales of LHFS, $0.9 billion of provisions for credit losses, $0.2 billion in depreciation, amortization and accretion, and $0.2 billion of proceeds from sales of trading securities, partially offset by $1.6 billion of originations of LHFS, net of repayments and $0.2 billion of other assets and BOLI.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in investing activities

For the three-month period ended March 31, 2017, net cash used in investing activities was $0.3 billion, primarily due to $2.8 billion of purchases of investment securities available-for-sale and $1.6 billion in operating lease purchases, partially offset by $1.4 billion in normal loan activity, $1.3 billion of available-for-sale investment securities maturities and prepayments, $1.1 billion in proceeds from sales of leased vehicles, and $0.3 billion in proceeds from sales of loans held for investment.

For the three-month period ended March 31, 2016, net cash used in investing activities was $2.0 billion, primarily due to $4.3 billion of purchases of investment securities available-for-sale, $2.0 billion in normal loan activity, and $1.6 billion in operating lease purchases, partially offset by $3.4 billion in proceeds from sales of available-for-sale investment securities, $1.3 billion of available-for-sale investment securities maturities and prepayments, $0.9 billion in proceeds from sales of loans held for investment, and $0.5 billion in proceeds from the sale and termination of operating leases.

Cash provided by financing activities

For the three-month period ended March 31, 2017, net cash used in financing activities was $2.6 billion, which was primarily due to a decrease in net borrowing activity of $2.0 billion and a $0.6 billion decrease in deposits.

Net cash provided by financing activities for the three-month period ended March 31, 2016 was $3.6 billion, which was primarily due to an increase in deposits of $1.9 billion and an increase in net borrowing activity of $1.7 billion.

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

SC has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2017 and December 31, 2016, there were outstanding balances on these facilities of $2.2 billion and $3.7 billion, respectively. One of the facilities can be used exclusively for loan financing, and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facilities

SC also obtains financing through four investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of March 31, 2017 and December 31, 2016, there were outstanding balances of $771.0 million and $743.0 million, respectively, under these repurchase facilities.

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

Santander Consumer ABS Funding 2, LLC, a subsidiary of SC, established a committed facility of $300 million with the Company on March 6, 2014. The facility matured on March 6, 2017 and was replaced on the same day with a $300 million term promissory note executed by SC as the borrower and the Company as the lender. During the three months ended March 31, 2017, SC paid zero in principal and zero interest and fees on this note. Interest accrues on this note at a rate equal to three-month LIBOR plus 1.35%. The note has a maturity date of March 6, 2019. This loan eliminates in the consolidation of SHUSA.

SC executed a $650 million term promissory note with the Company as lender on March 31, 2017. During the three months ended March 31, 2017, SC paid zero in principal and zero in interest and fees on this note. Interest accrues on this note at the rate of 4.20%. The note has a maturity date of March 31, 2022. During the three months ended March 31, 2017, the largest outstanding principal balance on the note was $650.0 million and, as of March 31, 2017, the outstanding principal balance on the note was $650.0 million. This loan eliminates in the consolidation of SHUSA.

On May 11, 2017, SC executed a $500 million term promissory note with the Company as lender. Interest will accrue on this note at the rate of 3.49%, and the note will mature on May 11, 2020. This loan will eliminate in the consolidation of SHUSA.

During 2016, when the facilities offered through Santander NY were lowered to $3.0 billion, the commitments from the branch totaled $4.5 billion. There was an average outstanding balance of approximately $2.8 billion and $2.5 billion under these facilities during the three-month periods ended March 31, 2017 and 2016, respectively. The maximum outstanding balance during each period was $3.0 billion and $2.9 billion, respectively.

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $5.9 billion and $7.3 billion at March 31, 2017 and December 31, 2016, respectively.

In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. The Company has completed four securitizations year-to-date in 2017 and currently has 38 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion.

Off-Balance Sheet Financing

Beginning in March 2017, SC has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform. As all of the notes and residual interests in the securitization are issued to Santander, SC recorded these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets.

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

SIS uses liquidity primarily to support underwriting deals.

The primary use of liquidity for BSI is to meet customer liquidity requirements, such as loan financing, maturing deposits, investment activities and fund transfers, and for payment of the entity's operating expenses.

Banco Santander Puerto Rico uses liquidity for funding loan commitments, satisfying deposit withdrawal requests, and repayments of borrowings.

Dividends and Stock Issuances

At March 31, 2017, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the three-month period ended March 31, 2017 on the Company's common stock. On January 19, 2017, SHUSA's Board of Directors declared a cash dividend on the Company's Preferred Stock of $0.45625 per share, which was paid on February 15, 2017 to shareholders of record as of the close of business on February 1, 2017. On April 19, 2017, SHUSA's Board of Directors declared a cash dividend on the Company's preferred stock of $0.45625 per share, which is payable on May 15, 2017 to shareholders of record as of the close of business on May 1, 2017.

As of March 31, 2017, the Company had 530,391,043 of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$4,411,174	$2,889,001	$1,522,173	$—	$—
Notes payable - revolving facilities	6,858,638	2,944,430	3,914,208	—	—
Notes payable - secured structured financings	23,720,695	1,548,385	4,648,698	11,681,332	5,842,280
Other debt obligations (1) (2)	8,833,326	1,900,236	3,090,319	2,525,688	1,317,083
Junior subordinated debentures due to capital trust entities (1) (2)	238,110	238,110	—	—	—
CDs (1)	7,511,040	5,434,191	1,138,319	925,690	12,840
Non-qualified pension and post-retirement benefits	128,328	12,903	26,203	25,396	63,826
Operating leases(3)	753,953	115,977	245,621	156,721	235,634
Total contractual cash obligations	$52,455,264	$15,083,233	$14,585,541	$15,314,827	$7,471,663

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2017. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $59.0 billion that are due on demand by customers.

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

SC has extended revolving lines of credit to certain auto dealers. Under these arrangements, SC is committed to lend up to each dealer's established credit limit. At March 31, 2017 and December 31, 2016, there was an outstanding balance of $3.7 million and $2.5 million, respectively, and a committed amount of $3.7 million and $2.9 million.

As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting the personal loan portfolios. On February 1, 2016, SC completed the sale of substantially all LendingClub loans to a third-party buyer at an immaterial premium to par value. The portfolio was comprised of personal installment loans with an unpaid principal balance of $869 million as of the date of the sale.

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in SC's condensed consolidated financial statements. Accordingly, SC has recorded $64 million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $1.0 billion at March 31, 2017.

Other

On July 2, 2015, SC announced the departure of Thomas G. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, he became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

As of March 31, 2017, SC has not made any payments to Mr. Dundon, nor recorded any liability or obligation, arising from or pursuant to the terms of the separation agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

The Company entered into an agreement with Mr. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon’s departure from SC. Pursuant to the separation agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014 (the "Shareholders Agreement"). Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS Shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan, which as of

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2017 and December 31, 2016 had an unpaid principal balance of approximately $290.0 million. On April 17, 2017, the loan agreement matured and became due and payable. Pursuant to the loan agreement, 29,598,506 shares of SC common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement. The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $905.4 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

Pursuant to the loan agreement, if at any time the value of SC Common Stock pledged under the pledge agreement is less than 150% of the aggregate principal amount outstanding under the loan agreement, DDFS has an obligation to either (a) repay a portion of the outstanding principal amount such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of SC Common Stock such that the value of the additional shares of SC Common Stock, together with the 29,598,506 shares already pledged under the pledge agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the loan agreement, and DDFS has not taken any of the collateral posting actions described in clauses (a) or (b) above. Moreover, as noted above, on April 17, 2017, the loan agreement matured and became due and payable. If Santander declares the borrower’s obligations under the loan agreement due and payable as a result of an event of default, under the terms of the loan agreement and the pledge agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the right to consummate the Call Transaction at the price specified in the Shareholders Agreement. Because the borrower failed to pay obligations under the loan agreement on April 17, 2017, the borrower is in default and is currently being charged the default rate of interest provided for in the loan agreement. The loan agreement generally defines the default interest rate as the base rate plus 2%. The base rate as defined in the loan agreement is the higher of (1) the federal funds rate plus ½ of 1% or (2) the prime rate, which is the annual rate of interest publicly announced by Santander NY from time to time. As of April 21, 2017, the prime rate as announced by Santander NY was 4%.

In connection with, and pursuant to, the separation agreement, on July 2, 2015, DDFS LLC and Santander entered into amendments to the Loan Agreement and the Pledge Agreement that provide, among other things, the outstanding balance under the Loan Agreement will become due and payable upon the consummation of the Call Transaction and that the amount otherwise payable to DDFS under the Call Transaction will be reduced by the amount outstanding under the Loan Agreement, including principal, interest and fees, and further that any net cash proceeds received by DDFS on account of sales of SC Common Stock after the Call End Date are applied to the outstanding balance under the Loan Agreement.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2017 and December 31, 2016:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2017	December 31, 2016
Down 100 basis points	(2.14)%	(2.14)%
Up 100 basis points	2.37%	2.36%
Up 200 basis points	3.98%	4.36%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2017 and December 31, 2016.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2017	December 31, 2016
Down 100 basis points	(1.59)%	(1.23)%
Up 100 basis points	(0.84)%	(0.76)%
Up 200 basis points	(3.18)%	(2.50)%

As of March 31, 2017, the Company’s MVE profile showed a decrease of 1.59% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.84% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases and their market value appreciation is therefore limited. At the same time, with deposit rates already close to zero, the Company cannot effectively transfer interest rate declines to its NMD customers. For upward parallel interest rate shocks, extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks, the loss in market value is not offset by the change in NMD.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A of Financial Condition and Results of Operations — Asset and Liability Management above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

The Company's financial reporting involves complex accounting matters emanating from our majority-owned subsidiary SC. We determined there was a material weakness in the design and operating effectiveness of the controls pertaining to our oversight of our SC subsidiary's accounting for transactions that are significant to the Company’s internal control over financial reporting. These deficiencies included (a) ineffective oversight to ensure accountability at SC for the performance of internal controls over financial reporting, and to ensure corrective actions, where necessary, were appropriately prioritized and implemented in a timely manner; and (b) inadequate resources and technical expertise at SHUSA to perform effective oversight of the application of accounting and financial reporting activities that are significant to the Company’s consolidated financial statements.

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

4. Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with GAAP, specifically as it relates to the calculation of impairment for troubled debt restructurings (TDRs) separately from the general allowance on loans not classified as TDRs, the consideration of net discounts and the calculation of selling costs when estimating the allowance either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policies and GAAP.

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

8. Review of New, Unusual or Significant Transactions

Management identified an error in the accounting treatment of certain transactions related to separation agreements with the former Chairman of the Board and CEO of SC. Specifically, controls over the review of new, unusual or significant transactions related to application of the appropriate accounting and tax treatment to this transaction in accordance with GAAP did not operate effectively in that management failed to detect as part of the review procedures that regulatory approval was a prerequisite to recording the transaction and that approval had not been obtained prior to recording the transaction and therefore should have not been recorded.

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

In addition to the above items emanating from SC, the following material weaknesses were identified at the SHUSA level:

9. Review of Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows ("SCF") and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of such information.

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

•	Appointed a Head of Internal Controls with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

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

•	Hired a Chief Accounting Officer and other key personnel with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Augmented accounting resources with qualified consulting resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to begin the remediation efforts.

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

To address the material weaknesses in the review of SCF and footnotes (material weakness 9, noted above), the Company is in the process of strengthening its processes and controls as follows:

•
Improving the review controls over financial statements and the related disclosures to include a more comprehensive disclosure checklist and improved review procedures from certain members of the management.

•	Designed and implemented additional controls over the preparation and the review of the SCF and Notes to the Consolidated Financial Statements.

•	Implemented additional reviews at a detailed level at the statement preparation and data provider levels.

To address the material weaknesses in the goodwill impairment assessment (material weakness 10, noted above), the Company is in the process of strengthening its processes and controls as follows:

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses were not remediated at March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

Reference should be made to Note 12 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 14 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

(10.1)
Underwriting Agreement dated January 22, 2014 among Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters listed therein, Santander Consumer USA Holdings Inc., Santander Consumer Illinois, Santander Holdings USA, Inc. and the other Selling Stockholders listed in Schedule II thereto (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed January 28, 2014) (Commission File Number 001-16581)

(10.2)
Shareholders Agreement dated January 28, 2014 among the Company, Santander Consumer USA Holdings Inc., Sponsor Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. (Incorporated by reference to Exhibit 1.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 28, 2014) (Commission File Number 001-16581)

(10.3)
Written Agreement, dated as of September 15, 2014, by and between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed September 18, 2014) (Commission File Number 001-16581)

(10.4)
Written Agreement, dated as of July 2, 2015, by and between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed July 7, 2015) (Commission File Number 001-16581)

(10.5)
Written Agreement, dated as of March 21, 2017, by and among Santander Holdings USA, Inc., Santander Consumer USA Inc., and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 23, 2017) (Commission File Number 001-16581)

(21.1)	Subsidiaries of Registrant (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101)	Interactive Data File (XBRL). (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 11, 2017	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	May 11, 2017	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President