Form 10-Q
period 2017-06-30
Santander Holdings USA, Inc.
filed 2017-08-11
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock (no par value)	530,391,043 shares

3

FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q of Santander Holdings USA, Inc. (“SHUSA” or the “Company”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume," "goal," "seek" or similar expressions are intended to indicate forward-looking statements.

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

•
regulatory uncertainties and changes faced by financial institutions in the U.S. and globally arising from the U.S. presidential administration and Congress and the potential impact those uncertainties and changes could have on SHUSA's business, results of operations, financial condition or strategy;

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

•
the risk of a disruption of SHUSA's operational systems, including a breach of SHUSA's security systems or infrastructure or those of SHUSA's third-party vendors or other service providers, including as a result of cyber attacks, technological failure, human error, fraud or malice;

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

ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DDFS: Dundon DFS LLC
ALLL: Allowance for loan and lease losses	Deka Lawsuit: Purported securities class action lawsuit filed against SC on August 26, 2014
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AOD: Assurance of Discontinuance	DOJ: Department of Justice
APR: Annual percentage rate	DTI: Debt-to-income
ASC: Accounting Standards Codification	ECOA: Equal Credit Opportunity Act
ASU: Accounting Standards Update	EPS: Enhanced Prudential Standards
ATM: Automated teller machine	ETR: Effective tax rate
Bank: Santander Bank, National Association	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
BSI: Banco Santander International	FCA: Fiat Chrysler Automobiles US LLC
CBP: Citizens Bank of Pennsylvania	FDIC: Federal Deposit Insurance Corporation
CCAR: Comprehensive Capital Analysis and Review	Federal Reserve: Board of Governors of the Federal Reserve System
CD: Certificate(s) of deposit	FHLB: Federal Home Loan Bank
CEVF: Commercial equipment vehicle financing	FHLMC: Federal Home Loan Mortgage Corporation
CET1: Common equity Tier 1	FICO®: Fair Isaac Corporation credit scoring model
CFPB: Consumer Financial Protection Bureau	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
Change in Control: First quarter 2014 change in control and consolidation of SC	FNMA: Federal National Mortgage Association
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FRB: Federal Reserve Bank
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FTP: Funds transfer pricing
CLTV: Combined loan-to-value	FVO: Fair value option
CMO: Collateralized mortgage obligation	GAAP: Accounting principles generally accepted in the United States of America
CMP: Civil monetary penalty	GCB: Global Corporate Banking
CODM: Chief Operating Decision Maker	HQLA: High-quality liquid assets
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	IPO: Initial public offering
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	IRS: Internal Revenue Service
CPR: Changes in anticipated loan prepayment rates	ISDA: International Swaps and Derivatives Association, Inc.
CRA: Community Reinvestment Act	IT: Information technology

Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under flow agreements	RV: Recreational vehicle
LCR: Liquidity coverage ratio	RWA: Risk-weighted assets
LHFI: Loans held-for-investment	S&P: Standard & Poor's
LHFS: Loans held-for-sale	Santander: Banco Santander, S.A.
LIBOR: London Interbank Offered Rate	Santander BanCorp: Santander BanCorp and its subsidiaries
LIHTC: Low Income Housing Tax Credit	Santander NY: New York branch of Banco Santander, S.A.
LTD: Long-term debt	Santander UK: Santander UK plc
LTV: Loan-to-value	SBNA: Santander Bank, National Association
MBS: Mortgage-backed securities	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
Massachusetts AG: Massachusetts Attorney General	SC Common Stock: Common shares of SC
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCF: Statement of cash flows
MSR: Mortgage servicing right	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
NMD: Non-maturity deposits	SEC: Securities and Exchange Commission
NPL: Non-performing loan	Securities Act: Securities Act of 1933, as amended
NSFR: Net stable funding ratio	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
NYSE: New York Stock Exchange	SFS: Santander Financial Services, Inc.
OCC: Office of the Comptroller of the Currency	SHUSA: Santander Holdings USA, Inc.
OEM: Original equipment manufacturer	SIS: Santander Investment Securities Inc.
OIS: Overnight indexed swap	SPAIN: Santander Prime Auto Issuing Note Trust, a securitization platform
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	SPE: Special purpose entity
OREO: Other real estate owned	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
OTTI: Other-than-temporary impairment	SSLLC: Santander Securities, LLC
Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries	TDR: Troubled debt restructuring
Pledge Agreement: Agreement which, pursuant to the loan agreement, 29,598,506 shares of SC’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement.	TLAC: Total loss-absorbing capacity
REIT: Real estate investment trust	Trusts: Securitization trusts
RIC: Retail installment contract	VIE: Variable interest entity
VOE: Voting interest entity

PART I
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Cash and cash equivalents	$7,539,679	$10,035,859
Investment securities:
Available-for-sale at fair value	18,399,590	17,024,225
Held-to-maturity (fair value of $1,549,011 and $1,635,413 as of June 30, 2017 and December 31, 2016, respectively)	1,575,037	1,658,644
Trading securities	10,245	1,630
Other investments	723,201	730,831
Loans held-for-investment (1) (5)	82,956,779	85,819,785
Allowance for loan and lease losses (5)	(3,953,608)	(3,814,464)
Net loans held-for-investment	79,003,171	82,005,321
Loans held-for-sale (2)	2,503,811	2,586,308
Premises and equipment, net (3)	909,227	996,498
Operating lease assets, net (5)(6)	9,914,860	9,747,223
Accrued interest receivable (5)	551,425	599,321
Equity method investments	231,997	255,344
Goodwill	4,454,925	4,454,925
Intangible assets, net	566,329	597,244
Bank-owned life insurance	1,783,348	1,767,101
Restricted cash (5)	3,280,999	3,016,948
Other assets (4) (5)	3,307,851	2,882,868
TOTAL ASSETS	$134,755,695	$138,360,290
LIABILITIES
Accrued expenses and payables	$3,046,733	$2,821,712
Deposits and other customer accounts	62,956,555	67,240,690
Borrowings and other debt obligations (5)	43,379,055	43,524,445
Advance payments by borrowers for taxes and insurance	177,538	163,498
Deferred tax liabilities, net	1,553,283	1,420,315
Other liabilities (5)	745,277	810,872
TOTAL LIABILITIES	111,858,441	115,981,532
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both June 30, 2017 and December 31, 2016)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2017 and December 31, 2016)	16,581,877	16,599,497
Accumulated other comprehensive loss	(151,813)	(193,208)
Retained earnings	3,315,083	3,020,149
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,940,592	19,621,883
Noncontrolling interest	2,956,662	2,756,875
TOTAL STOCKHOLDER'S EQUITY	22,897,254	22,378,758
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$134,755,695	$138,360,290

(1) Loans held-for-investment ("LHFI") includes $207.2 million and $217.2 million of loans recorded at fair value at June 30, 2017 and December 31, 2016, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $1.3 billion and $1.2 billion at June 30, 2017 and December 31, 2016, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $146.1 million and $146.6 million at June 30, 2017 and December 31, 2016, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.8 billion and $2.8 billion at June 30, 2017 and December 31, 2016, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(in thousands)
INTEREST INCOME:
Loans	$1,868,918	$1,925,269	$3,707,856	$3,866,116
Interest-earning deposits	20,476	14,473	38,910	28,507
Investment securities:
Available-for-sale	95,015	81,268	176,441	174,973
Held-to-maturity	10,011	—	20,643	—
Other investments	5,025	8,399	11,188	17,583
TOTAL INTEREST INCOME	1,999,445	2,029,409	3,955,038	4,087,179
INTEREST EXPENSE:
Deposits and other customer accounts	58,824	73,354	120,818	148,847
Borrowings and other debt obligations	298,872	291,169	589,907	577,642
TOTAL INTEREST EXPENSE	357,696	364,523	710,725	726,489
NET INTEREST INCOME	1,641,749	1,664,886	3,244,313	3,360,690
Provision for credit losses	604,768	613,767	1,340,214	1,512,229
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,036,981	1,051,119	1,904,099	1,848,461
NON-INTEREST INCOME:
Consumer and Commercial fees	162,334	180,320	316,702	360,997
Mortgage banking income, net	15,092	11,546	28,266	27,896
Bank-owned life insurance	14,052	16,437	31,351	30,165
Lease income	489,043	456,946	985,087	877,802
Miscellaneous income, net	39,377	24,528	86,415	62,844
TOTAL FEES AND OTHER INCOME	719,898	689,777	1,447,821	1,359,704
Other-than-temporary impairment recognized in earnings	—	(34)	—	(44)
Net gain on sale of investment securities	9,049	30,798	9,569	58,058
Net gain recognized in earnings	9,049	30,764	9,569	58,014
TOTAL NON-INTEREST INCOME	728,947	720,541	1,457,390	1,417,718
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	455,616	420,319	907,857	855,951
Occupancy and equipment expenses	163,553	151,453	326,264	297,284
Technology expense	66,502	71,370	122,275	126,589
Outside services	59,003	68,618	107,278	145,011
Marketing expense	36,754	21,564	68,218	42,042
Loan expense	95,872	104,261	194,217	206,891
Lease expense	369,240	322,159	728,032	614,993
Other administrative expenses	95,096	105,128	197,334	201,493
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,341,636	1,264,872	2,651,475	2,490,254
OTHER EXPENSES:
Amortization of intangibles	15,424	17,754	30,915	35,686
Deposit insurance premiums and other expenses	17,596	13,505	35,426	39,017
Loss on debt extinguishment	3,991	45,573	10,740	78,445
Other miscellaneous expenses	7,535	1,286	10,541	5,563
TOTAL OTHER EXPENSES	44,546	78,118	87,622	158,711
INCOME BEFORE INCOME TAX PROVISION	379,746	428,670	622,392	617,214
Income tax provision	91,983	153,256	170,920	232,117
NET INCOME INCLUDING NONCONTROLLING INTEREST	287,763	275,414	451,472	385,097
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	104,724	108,472	155,352	179,747
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$183,039	$166,942	$296,120	$205,350

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$287,763	$275,414	$451,472	$385,097
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1)	6,523	(14,772)	4,036	(47,300)
Net unrealized gains on available-for-sale investment securities, net of tax	15,349	33,675	36,318	179,204
Pension and post-retirement actuarial gains, net of tax	556	565	1,041	1,130
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	22,428	19,468	41,395	133,034
COMPREHENSIVE INCOME	310,191	294,882	492,867	518,131
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	104,724	108,472	155,352	179,747
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$205,467	$186,410	$337,515	$338,384

(1) Excludes $3.2 million and $0.2 million of other comprehensive loss attributable to non-controlling interest ("NCI") for the three-month and six-month periods ended June 30, 2017, respectively, compared to $6.0 million and $21.7 million for the corresponding periods in 2016.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	133,034	205,350	—	338,384
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	(21,726)	(21,726)
Net income attributable to noncontrolling interest	—	—	—	—	—	179,747	179,747
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	69	—	—	10,572	10,641
Redemption of Preferred Stock		(75,000)	—	—	—	—	(75,000)
Capital contribution from Shareholder	—	—	100	—	—	—	100
Stock issued in connection with employee benefit and incentive compensation plans	—	—	395	—	—	—	395
Dividends paid on preferred stock	—	—	—	—	(7,829)	—	(7,829)
Balance, June 30, 2016	530,391	$195,445	$16,630,386	$(37,496)	$2,869,914	$2,613,563	$22,271,812

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758
Cumulative-effect adjustment upon adoption of ASU 2016-09 (Note 1)	—	—	(26,456)	—	14,764	37,401	25,709
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	41,395	296,120	—	337,515
Other comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	(166)	(166)
Net income attributable to noncontrolling interest	—	—	—	—	—	155,352	155,352
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	—	—	—	7,200	7,200
Capital contribution from Shareholder	—	—	9,000	—	—	—	9,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(164)	—	—	—	(164)
Dividends declared not yet paid on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends declared not yet paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2017	530,391	$195,445	$16,581,877	$(151,813)	$3,315,083	$2,956,662	$22,897,254

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2017	2016

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$451,472	$385,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,340,214	1,512,229
Deferred tax expense	162,613	177,801
Depreciation, amortization and accretion	436,025	452,321
Net loss on sale of loans	169,072	175,329
Net gain on sale of investment securities	(9,569)	(58,058)
Net gain on sale of operating leases	(100)	(399)
Other-than-temporary impairment ("OTTI") recognized in earnings	—	44
Loss on debt extinguishment	10,740	78,445
Net (gain)/loss on real estate owned and premises and equipment	(4,910)	4,639
Stock-based compensation	(736)	9,408
Equity loss on equity method investments	1,506	5,140
Originations of loans held-for-sale, net of repayments	(2,438,217)	(3,383,263)
Purchases of loans held-for-sale	(3,217)	(2,912)
Proceeds from sales of loans held-for-sale	2,462,255	2,434,399
Purchases of trading securities	(10,331)	(335,950)
Proceeds from sales of trading securities	13,640	349,755
Net change in:
Revolving personal loans	(78,697)	(310,103)
Other assets and bank-owned life insurance	(240,130)	(219,456)
Other liabilities	(29,872)	241,570
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,231,758	1,516,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	997,306	6,755,299
Proceeds from prepayments and maturities of available-for-sale investment securities	2,552,576	3,652,101
Purchases of available-for-sale investment securities	(5,144,019)	(8,683,528)
Proceeds from repayments and maturities of held to maturity investment securities	78,696	—
Proceeds from sales of other investments	117,081	290,449
Purchases of other investments	(88,987)	(94,461)
Net change in restricted cash	(278,509)	(649,992)
Proceeds from sales of LHFI	288,805	1,137,359
Proceeds from the sales of equity method investments	17,717	—
Distributions from equity method investments	4,305	2,918
Contributions to equity method and other investments	(35,673)	(14,261)
Purchases of LHFI	(136,550)	(96,491)
Net change in loans other than purchases and sales	1,684,297	(2,011,658)
Purchases and originations of operating leases	(3,055,983)	(3,323,553)
Proceeds from the sale and termination of operating leases	2,133,433	1,128,297
Manufacturer incentives	551,100	786,760
Proceeds from sales of real estate owned and premises and equipment	63,485	37,539
Purchases of premises and equipment	(58,404)	(165,840)
NET CASH USED IN INVESTING ACTIVITIES	(309,324)	(1,249,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(4,284,135)	615,980
Net change in short-term borrowings	1,677,414	(114,038)
Net proceeds from long-term borrowings	26,834,482	27,502,180
Repayments of long-term borrowings	(26,815,449)	(24,933,677)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	1,000,000	3,050,000
Repayments of FHLB advances (with terms greater than 3 months)	(2,850,000)	(7,913,445)
Net change in advance payments by borrowers for taxes and insurance	14,040	21,790
Cash dividends paid to preferred stockholders	(7,300)	(7,829)
Proceeds from the issuance of common stock	3,334	1,654
Capital contribution from shareholder	9,000	—
Redemption of preferred stock	—	(75,000)
NET CASH USED IN FINANCING ACTIVITIES	(4,418,614)	(1,852,385)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,496,180)	(1,585,411)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,035,859	9,447,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,539,679	$7,861,596

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	9,048	35,873
Loans transferred from held-for-investment to held-for-sale, net	30,135	1,068,447
Unsettled purchases of investment securities	289,569	—
Unsettled sales of investment securities	308,819	—
Residential loan securitizations	13,641	13,691
Unsettled clean-up calls	(74,405)	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or "the Company") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge Act corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and securitization of retail installment contracts ("RICs") principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers.

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

As of June 30, 2017, SC was owned approximately 58.7% by SHUSA and 41.3% by noncontrolling shareholders. Common shares of SC ("SC Common Stock") are listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

On February 18, 2014, the Board of Governors of the Federal Reserve System (the "Federal Reserve") issued the final rule implementing certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. Additionally, effective July 1, 2017, Santander transferred Santander Financial Services, Inc. ("SFS") to the IHC. Refer to Note 18 for additional details of this transfer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Basis of Presentation

These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates voting interest entities ("VOEs") in which the Company has a controlling financial interest. The Condensed Consolidated Financial Statements have been prepared by the Company pursuant to Securities and Exchange Commission ("SEC") regulations. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information.

Correction of Deferred Tax Classification

Beginning December 31, 2015 through March 31, 2017, net deferred tax assets and net deferred tax liabilities of entities filing separate U.S. Federal tax returns were improperly offset in the Company’s Consolidated Balance Sheet. As a result, the Company understated Deferred Tax Assets, Total Assets, Deferred Tax Liabilities and Total Liabilities by $981.7 million, $989.8 million, $791.2 million, $756.1 million, $743.0 million, and $804.5 million for the periods ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, respectively.

The Company has determined that the impact of the misclassification of deferred tax balances in the Consolidated Balance Sheets for the periods ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015 and the corresponding impact of an overstatement of previously disclosed capital ratios ranging from 8 bps to 17 bps are immaterial for all periods.

There was no impact to the Company’s Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, Consolidated Statements of Equity, or Consolidated Statement of Cash Flows for any period.

The Company has corrected the balances described above as of December 31, 2016 in its Consolidated Balance Sheet included herein. In future filings, the Company will correct the deferred tax classification balances and capital ratio disclosures for the periods described above when presented.

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

As of June 30, 2017, with the exception of the items noted in the section captioned "Recently Adopted Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Policies

Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs"):

•
ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This new guidance clarifies that a change in the counterparties to a derivative contract (i.e., a novation), in and of itself does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. The adoption of this ASU did not have an impact on the Company's financial position or results of operations.

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

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows, and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in Accumulated Paid In Capital pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $27.1 million net of tax, and was recognized through an increase of $14.8 million to beginning retained earnings and $37.4 million to NCI, offset by a decrease of $26.5 million to common stock and paid in capital. The Company recorded excess tax benefits, net of tax of $194 thousand and $241 thousand in the provision for income taxes rather than as an increase to additional paid-in capital for the three-month and six-month periods ended June 30, 2017, on a prospective basis. Therefore, the prior period presented has not been adjusted. All excess tax benefits along with other income tax cash flows will now be classified as an operating activity rather than financing activities in the Statement of Cash Flows on a prospective basis.

In addition, the Company changed its accounting policy on forfeitures from previously recognizing forfeitures based on estimating the number of awards expected to be forfeited to electing to recognize forfeiture of awards as they occur to simplify the accounting for forfeitures. This resulted in a cumulative adjustment, as a decrease to beginning retained earnings of $1.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

•
ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control. This ASU amends the guidance in generally accepted accounting principles in the U.S. ("GAAP") on related parties that are under common control. Specifically, the new ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The adoption of this ASU did not have an impact on the Company's financial position or results of operations.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In August 2015, the FASB issued ASU 2015-14, which formalized the deferral of the effective date of the amendment for a period of one year from the original effective date. Following the issuance of ASU 2015-14, the amendment will be effective for the Company for the first annual period beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which revises the structure of the indicators to determine whether the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity's promise to grant a license with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, a separate update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09, to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans, securities, and derivatives), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains and losses). The Company expects to adopt this ASU in the first quarter of 2018 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and reviewing related contracts with customers to determine whether any accounting changes will be required. The timing and classification of certain contract costs presented in the Consolidated Statements of Operations is under evaluation and could change upon adoption. Finally, the Company is evaluating changes that will be required to applicable disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance for sales-type, direct financing leases and operating leases. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. The Company does not intend to early adopt this ASU. Adoption of this amendment must be applied on a modified retrospective approach. The Company is in the process of reviewing our existing property and equipment lease contracts, as well as service contracts that may include embedded leases. Upon adoption, the Company expects to report higher assets and liabilities from recording the present value of the future minimum lease payments of the leases.

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

In addition to those described in detail above, the Company is also in the process of evaluating the following ASUs and does not expect them to have a material impact on the Company's financial position, results of operations, or disclosures:

•	ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

•	ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force)

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

•
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

•
ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

NOTE 3. INVESTMENT SECURITIES

Investment Securities Summary - Available-for-sale and Held-to-maturity

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,678,867	$927	$(2,368)	$1,677,426
Corporate debt securities	196,721	300	—	197,021
Asset-backed securities (“ABS”)	751,225	13,996	(1,417)	763,804
Equity securities	11,879	—	(547)	11,332
State and municipal securities	27	—	—	27
Mortgage-backed securities (“MBS”):
U.S. government agencies - Residential	5,477,266	6,894	(52,051)	5,432,109
U.S. government agencies - Commercial	1,296,178	2,734	(7,129)	1,291,783
Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association ("FNMA") - Residential debt securities	9,115,809	12,835	(125,420)	9,003,224
FHLMC and FNMA - Commercial debt securities	23,320	—	(458)	22,862
Non-agency securities	2	—	—	2
Total investment securities available-for-sale	$18,551,294	$37,686	$(189,390)	$18,399,590

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

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities held-to-maturity at the dates indicated:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,575,037	$1,193	$(27,219)	$1,549,011
Total investment securities held-to-maturity	$1,575,037	$1,193	$(27,219)	$1,549,011

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,658,644	$2,195	$(25,426)	$1,635,413
Total investment securities held-to-maturity	$1,658,644	$2,195	$(25,426)	$1,635,413

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of June 30, 2017 and December 31, 2016, the Company had investment securities available-for-sale with an estimated fair value of $6.5 billion and $7.2 billion, respectively, pledged as collateral, which was comprised of the following: $3.0 billion and $3.2 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank ("FRB"); $2.4 billion and $3.0 billion, respectively, were pledged to secure public fund deposits; $102.2 million and $109.7 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $622.1 million and $622.0 million, respectively, were pledged to deposits with clearing organizations; and $332.0 million and $271.2 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At June 30, 2017 and December 31, 2016, the Company had $48.2 million and $44.8 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Condensed Consolidated Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at June 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$1,223,057	$1,222,961
Due after 1 year but within 5 years	1,253,062	1,265,742
Due after 5 years but within 10 years	228,059	226,979
Due after 10 years	15,835,237	15,672,576
Total	$18,539,415	$18,388,258

Contractual maturities of the Company’s debt securities held-to-maturity at June 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due after 10 years	$1,575,037	$1,549,011
Total	$1,575,037	$1,549,011

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale and Held-to-maturity

The following tables present the aggregate amount of unrealized losses as of June 30, 2017 and December 31, 2016 on securities in the Company’s available-for-sale investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$1,108,481	$(2,368)	$—	$—	$1,108,481	$(2,368)
ABS	182,988	(614)	111,071	(803)	294,059	(1,417)
Equity securities	769	(14)	9,839	(533)	10,608	(547)
MBS:
U.S. government agencies - Residential	3,380,422	(42,644)	824,169	(9,407)	4,204,591	(52,051)
U.S. government agencies - Commercial	603,981	(3,528)	88,151	(3,601)	692,132	(7,129)
FHLMC and FNMA - Residential debt securities	4,951,101	(41,745)	1,816,126	(83,675)	6,767,227	(125,420)
FHLMC and FNMA - Commercial debt securities	22,405	(448)	457	(10)	22,862	(458)
Total investment securities available-for-sale	$10,250,147	$(91,361)	$2,849,813	$(98,029)	$13,099,960	$(189,390)

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

The following tables present the aggregate amount of unrealized losses as of June 30, 2017 and December 31, 2016 on securities in the Company’s held-to-maturity investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,274,846	$(27,219)	$—	$—	$1,274,846	$(27,219)
Total investment securities held-to-maturity	$1,274,846	$(27,219)	$—	$—	$1,274,846	$(27,219)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)
Total investment securities held-to-maturity	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average Fair Isaac Corporation ("FICO®") scores and weighted average loan-to-value ("LTV") ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company did not record any material OTTI in earnings related to its investment securities for the three-month and six-month periods ended June 30, 2017 and recognized $34 thousand and $44 thousand OTTI for the three-month and six-month periods ended June 30, 2016.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 560 individual securities at June 30, 2017) are temporary in nature since (1) they reflect the increase in interest rates which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Proceeds from the sales of available-for-sale securities	$1,306,125	$3,319,455	$1,306,125	$6,755,299

Gross realized gains	$11,125	$33,622	$11,125	$60,328
Gross realized losses	—	(2,283)	—	(2,558)
OTTI	—	(34)	—	(44)
Net realized gains (1)	$11,125	$31,305	$11,125	$57,726
(1) Excludes the net realized gains/(losses) related to Trading Securities.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $11.1 million for the three-month and six-month periods ended June 30, 2017, in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month and six-month periods ended June 30, 2017 was primarily comprised of the sale of U.S. Treasury securities with a book value of $739.4 million for a gain of $1.8 million, and the sale of MBS's, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $555.6 million for a gain of $9.3 million.

The Company recognized $31.3 million and $57.7 million for the three-month and six-month periods ended June 30, 2016 in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended June 30, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $344.4 million for a gain of $0.3 million, corporate debt securities sold with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS's, including FHLMC residential debt securities and CMO's, with a book value of $1.3 billion for a gain of $24.7 million. The net gain realized for the six-month period ended June 30, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million, the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, corporate debt securities sold with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS, including FHLMC residential debt securities and CMO's, with a book value of $1.3 billion for a gain of $24.7 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Trading Securities

The Company held $10.2 million of trading securities as of June 30, 2017, compared to $1.6 million held at December 31, 2016. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statement of Operations.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $653.2 million and $680.5 million as of June 30, 2017 and December 31, 2016, respectively. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2017, the Company purchased $75.6 million and $88.8 million of FHLB stock at par, respectively, and redeemed $52.6 million and $117.1 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the three-month and six-month periods ended June 30, 2017, the Company did not purchase any FRB stock. Other investments also include $70.0 million and $50.4 million of low-income housing tax credit ("LIHTC") investments as of June 30, 2017 and December 31, 2016, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $52.2 billion at June 30, 2017 and $53.5 billion at December 31, 2016.

Loans that the Company intends to sell are classified as loans-held-for-sale (“LHFS”). The LHFS portfolio balance at June 30, 2017 was $2.5 billion, compared to $2.6 billion at December 31, 2016. LHFS in the residential mortgage portfolio are either reported at fair value or at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio through the provision for credit losses to value the portfolio at the lower of cost or market. Upon transferring the loans to LHFS at fair value, the adjusted credit loss allowance was released as a charge-off. Loan originations and purchases under SC’s personal lending platform during 2016 have been classified as held for sale and subsequent adjustments to lower of cost or market are recorded through Miscellaneous Income (Expense), net on the Condensed Consolidated Statements of Operations. As of June 30, 2017, the carrying value of the personal unsecured held-for-sale portfolio was $971.9 million.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. At June 30, 2017 and December 31, 2016, accrued interest receivable on the Company's loans was $503.2 million and $554.5 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases held-for-investment by portfolio and by rate type:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial LHFI:
Commercial real estate loans	$9,799,724	11.8%	$10,112,043	11.8%
Commercial and industrial loans	16,129,649	19.4%	18,812,002	21.9%
Multifamily loans	8,240,516	9.9%	8,683,680	10.1%
Other commercial(2)	6,902,989	8.4%	6,832,403	8.0%
Total commercial LHFI	41,072,878	49.5%	44,440,128	51.8%
Consumer loans secured by real estate:
Residential mortgages	8,040,363	9.7%	7,775,272	9.1%
Home equity loans and lines of credit	5,903,913	7.1%	6,001,192	7.0%
Total consumer loans secured by real estate	13,944,276	16.8%	13,776,464	16.1%
Consumer loans not secured by real estate:
RICs and auto loans - originated	23,466,768	28.3%	22,104,918	25.8%
RICs and auto loans - purchased	2,554,220	3.1%	3,468,803	4.0%
Personal unsecured loans	1,229,497	1.5%	1,234,094	1.4%
Other consumer(3)	689,140	0.8%	795,378	0.9%
Total consumer loans	41,883,901	50.5%	41,379,657	48.2%
Total LHFI(1)	$82,956,779	100.0%	$85,819,785	100.0%
Total LHFI:
Fixed rate	$50,623,536	61.0%	$51,752,761	60.3%
Variable rate	32,333,243	39.0%	34,067,024	39.7%
Total LHFI(1)	$82,956,779	100.0%	$85,819,785	100.0%

(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.1 billion and $845.8 million as of June 30, 2017 and December 31, 2016, respectively.
(2)Other commercial includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses (“ALLL”) and other credit quality disclosures at June 30, 2017 and December 31, 2016, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2017	December 31, 2016
	(in thousands)
Commercial LHFI:
Commercial real estate:
Corporate Banking	$3,499,075	$3,693,109
Middle Market Real Estate	5,171,464	5,180,572
Santander Real Estate Capital	1,129,185	1,238,362
Total commercial real estate	9,799,724	10,112,043
Commercial and industrial (3)	16,129,649	18,812,002
Multifamily	8,240,516	8,683,680
Other commercial	6,902,989	6,832,403
Total commercial LHFI	$41,072,878	$44,440,128

(1)	These represent the Company's loan categories based on SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $160.3 million of LHFS at June 30, 2017 and excluded $121.1 million of LHFS at December 31, 2016.

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property, including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RIC and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2017	December 31, 2016
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$8,040,363	$7,775,272
Home equity loans and lines of credit	5,903,913	6,001,192
Total consumer loans secured by real estate	13,944,276	13,776,464
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	23,466,768	22,104,918
RICs and auto loans - purchased (4)	2,554,220	3,468,803
Personal unsecured loans(5)	1,229,497	1,234,094
Other consumer	689,140	795,378
Total consumer LHFI	$41,883,901	$41,379,657

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $318.0 million and $462.9 million of LHFS at June 30, 2017 and December 31, 2016, respectively.

(4)	RIC and auto loans exclude $1.1 billion and $924.7 million of LHFS at June 30, 2017 and December 31, 2016, respectively.

(5)	Personal unsecured loans exclude $971.9 million and $1.1 billion of LHFS at June 30, 2017 and December 31, 2016, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 change in control and consolidation of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
RICs - Purchased:
Unpaid principal balance ("UPB") (1)	$2,721,653	$3,765,714
UPB - FVO (2)	38,851	29,481
Total UPB	2,760,504	3,795,195
Purchase marks (3)	(206,284)	(326,392)
Total RICs - Purchased	2,554,220	3,468,803

RICs - Originated:
UPB (1)	23,808,638	22,527,753
Net discount	(360,355)	(441,131)
Total RICs - Originated	23,448,283	22,086,622
SBNA auto loans	18,485	18,296
Total RICs - originated post change in control	23,466,768	22,104,918
Total RICs and auto loans	$26,020,988	$25,573,721

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $8.6 million and $6.7 million related to purchase loan portfolios on which we elected to apply the FVO at June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company originated $3.4 billion and $4.6 billion, respectively, in Chrysler Capital loans, which represented 43% and 52%, respectively, of total RIC originations. As of June 30, 2017 and December 31, 2016, SC's auto RIC portfolio consisted of $7.2 billion and $7.4 billion, respectively, of Chrysler Capital loans which represented 31% and 32%, respectively, of SC's auto RIC portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2017 and 2016 was as follows:

	Three-Month Period Ended June 30, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$453,019	$3,422,821	$47,023	$3,922,863
Provision for loan and lease losses	26,687	584,998	—	611,685
Charge-offs	(60,514)	(1,128,919)	—	(1,189,433)
Recoveries	9,056	599,437	—	608,493
Charge-offs, net of recoveries	(51,458)	(529,482)	—	(580,940)
ALLL, end of period	$428,248	$3,478,337	$47,023	$3,953,608

Reserve for unfunded lending commitments, beginning of period	$119,620	$776	$—	$120,396
Release of reserve for unfunded lending commitments	(6,937)	20	—	(6,917)
Loss on unfunded lending commitments	(1,668)	—	—	(1,668)
Reserve for unfunded lending commitments, end of period	111,015	796	—	111,811
Total ACL, end of period	$539,263	$3,479,133	$47,023	$4,065,419

	Six-Month Period Ended June 30, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$449,835	$3,317,606	$47,023	$3,814,464
Provision for loan and lease losses	45,465	1,303,556	—	1,349,021
Charge-offs	(86,687)	(2,366,199)	—	(2,452,886)
Recoveries	19,635	1,223,374	—	1,243,009
Charge-offs, net of recoveries	(67,052)	(1,142,825)	—	(1,209,877)
ALLL, end of period	$428,248	$3,478,337	$47,023	$3,953,608
Reserve for unfunded lending commitments, beginning of period	$121,613	$806	$—	$122,419
Release of reserve for unfunded lending commitments	(8,797)	(10)	—	(8,807)
Loss on unfunded lending commitments	(1,801)	—	—	(1,801)
Reserve for unfunded lending commitments, end of period	111,015	796	—	111,811
Total ACL, end of period	$539,263	$3,479,133	$47,023	$4,065,419
Ending balance, individually evaluated for impairment(1)	$73,946	$1,636,770		$1,710,716
Ending balance, collectively evaluated for impairment	354,302	1,841,567	47,023	2,242,892

Financing receivables:
Ending balance	$41,233,130	$44,227,460	$—	$85,460,590
Ending balance, evaluated under the FVO or lower of cost or fair value	160,252	2,377,177	—	2,537,429
Ending balance, individually evaluated for impairment(1)	640,255	6,202,430	—	6,842,685
Ending balance, collectively evaluated for impairment	40,432,623	35,647,853	—	76,080,476

(1) Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$557,643	$2,962,976	$47,245	$3,567,864
(Release of) / Provision for loan and lease losses	(16,555)	646,828	—	630,273
Charge-offs	(33,604)	(1,032,129)	—	(1,065,733)
Recoveries	21,373	612,110	—	633,483
Charge-offs, net of recoveries	(12,231)	(420,019)	—	(432,250)
ALLL, end of period	$528,857	$3,189,785	$47,245	$3,765,887

Reserve for unfunded lending commitments, beginning of period	$172,828	$740	$—	$173,568
(Release of) / Provision for unfunded lending commitments	(16,509)	3	—	(16,506)
Loss on unfunded lending commitments	(166)	—	—	(166)
Reserve for unfunded lending commitments, end of period	156,153	743	—	156,896
Total ACL, end of period	$685,010	$3,190,528	$47,245	$3,922,783

	Six-Month Period Ended June 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan and lease losses	101,378	1,402,810	—	1,504,188
Charge-offs	(76,613)	(2,174,289)	—	(2,250,902)
Recoveries	47,280	1,219,176	—	1,266,456
Charge-offs, net of recoveries	(29,333)	(955,113)	—	(984,446)
ALLL, end of period	$528,857	$3,189,785	$47,245	$3,765,887

Reserve for unfunded lending commitments, beginning of period	$148,206	$814	$—	$149,020
Provision for / (Release of) unfunded lending commitments	8,112	(71)	—	8,041
Loss on unfunded lending commitments	(165)	—	—	(165)
Reserve for unfunded lending commitments, end of period	156,153	743	—	156,896
Total ACL, end of period	$685,010	$3,190,528	$47,245	$3,922,783
Ending balance, individually evaluated for impairment(1)	$146,427	$1,242,254	$—	$1,388,681
Ending balance, collectively evaluated for impairment	382,430	1,947,531	47,245	2,377,206

Financing receivables:
Ending balance	$47,236,185	$44,028,656	$—	$91,264,841
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	464,265	3,048,680	—	3,512,945
Ending balance, individually evaluated for impairment(1)	784,627	5,081,761	—	5,866,388
Ending balance, collectively evaluated for impairment	45,987,293	35,898,215	—	81,885,508

(1)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended			Six-Month Period Ended
	June 30, 2017			June 30, 2017
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$495,221	$2,707,884	$3,203,105	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	55,141	502,256	557,397	81,266	1,162,779	1,244,045
Charge-offs	(150,143)	(939,328)	(1,089,471)	(338,829)	(1,947,381)	(2,286,210)
Recoveries	68,452	521,854	590,306	167,142	1,039,141	1,206,283
Charge-offs, net of recoveries	(81,691)	(417,474)	(499,165)	(171,687)	(908,240)	(1,079,927)
ALLL, end of period	$468,671	$2,792,666	$3,261,337	$468,671	$2,792,666	$3,261,337

	Three-Month Period Ended			Six-Month Period Ended
	June 30, 2016			June 30, 2016
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$589,107	$2,137,270	$2,726,377	$590,807	$1,891,989	$2,482,796
Provision for loan and lease losses	47,617	572,145	619,762	121,252	1,246,565	1,367,817
Charge-offs	(194,169)	(789,788)	(983,957)	(458,961)	(1,614,868)	(2,073,829)
Recoveries	173,068	422,813	595,881	362,525	818,754	1,181,279
Charge-offs, net of recoveries	(21,101)	(366,975)	(388,076)	(96,436)	(796,114)	(892,550)
ALLL, end of period	$615,623	$2,342,440	$2,958,063	$615,623	$2,342,440	$2,958,063

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$80,015	$104,879
Middle market commercial real estate	45,926	71,264
Santander real estate capital	416	3,077
Commercial and industrial	264,165	182,368
Multifamily	6,212	8,196
Other commercial	22,564	11,097
Total commercial loans	419,298	380,881
Consumer:
Residential mortgages	265,454	287,140
Home equity loans and lines of credit	118,860	120,065
RICs and auto loans - originated	1,284,957	1,045,587
RICs - purchased	260,759	284,486
Personal unsecured loans	4,923	5,201
Other consumer	11,081	12,694
Total consumer loans	1,946,034	1,755,173
Total non-accrual loans	2,365,332	2,136,054

Other real estate owned ("OREO")	108,046	116,705
Repossessed vehicles	161,020	173,754
Foreclosed and other repossessed assets	1,834	3,838
Total OREO and other repossessed assets	270,900	294,297
Total non-performing assets	$2,636,232	$2,430,351

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	June 30, 2017
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,090	$47,148	$65,238	$3,433,837	$3,499,075	$—
Middle market commercial real estate	20,233	24,266	44,499	5,126,965	5,171,464	—
Santander real estate capital	158	—	158	1,129,027	1,129,185	—
Commercial and industrial	62,088	52,334	114,422	16,175,479	16,289,901	—
Multifamily	1,267	1,686	2,953	8,237,563	8,240,516	—
Other commercial	35,317	4,234	39,551	6,863,438	6,902,989	—
Consumer:
Residential mortgages	203,439	203,993	407,432	7,950,945	8,358,377	—
Home equity loans and lines of credit	30,743	76,916	107,659	5,796,254	5,903,913	—
RICs and auto loans - originated	3,203,333	280,503	3,483,836	21,036,567	24,520,403	—
RICs and auto loans - purchased	606,352	49,076	655,428	1,898,792	2,554,220	—
Personal unsecured loans	97,850	102,811	200,661	2,000,746	2,201,407	143,984
Other consumer	21,765	16,525	38,290	650,850	689,140	—
Total	$4,300,635	$859,492	$5,160,127	$80,300,463	$85,460,590	$143,984

(1)	Financing receivables include LHFS.

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

	June 30, 2017
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$81,215	$88,435	$—	$85,115
Middle market commercial real estate	50,054	73,141	—	55,070
Santander real estate capital	—	—	—	1,309
Commercial and industrial	57,213	61,674	—	62,674
Multifamily	2,162	3,129	—	6,266
Other commercial	34,820	34,820	—	17,929
Consumer:
Residential mortgages	163,943	212,521	—	169,507
Home equity loans and lines of credit	45,506	45,506	—	47,189
RICs and auto loans - originated	—	—	—	—
RICs and auto loans - purchased	23,343	29,925	—	28,858
Personal unsecured loans(2)	28,604	28,604	—	27,306
Other consumer	20,425	24,780	—	19,880
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	70,464	81,293	15,407	75,452
Middle market commercial real estate	22,956	30,696	6,301	36,613
Santander real estate capital	8,467	8,467	1,176	8,529
Commercial and industrial	221,578	250,452	47,474	219,078
Multifamily	6,920	6,920	1,074	4,925
Other commercial	18,714	18,733	2,514	12,966
Consumer:
Residential mortgages	286,731	326,075	41,396	285,681
Home equity loans and lines of credit	50,348	62,974	1,838	50,105
RICs and auto loans - originated	4,072,892	4,131,141	1,176,416	3,672,104
RICs and auto loans - purchased	1,481,121	1,673,905	407,911	1,668,535
Personal unsecured loans	17,293	17,494	6,971	17,076
Other consumer	12,224	16,196	2,238	12,659
Total:
Commercial	$574,563	$657,760	$73,946	$585,926
Consumer	6,202,430	6,569,121	1,636,770	5,998,900
Total	$6,776,993	$7,226,881	$1,710,716	$6,584,826

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $437.9 million for the six-month period ended June 30, 2017 on approximately $5.6 billion of TDRs that were in performing status as of June 30, 2017.

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

The Company recognized interest income of $657.5 million for the year ended December 31, 2016 on approximately $5.2 billion of TDRs that were in performing status as of December 31, 2016.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

June 30, 2017	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,112,490	$4,925,292	$1,093,153	$15,134,306	$8,096,499	$6,837,304	$39,199,044
Special Mention	169,613	112,465	17,406	610,067	91,930	36,966	1,038,447
Substandard	200,606	108,999	18,626	432,480	52,087	28,697	841,495
Doubtful	16,366	24,708	—	113,048	—	22	154,144
Total commercial loans	$3,499,075	$5,171,464	$1,129,185	$16,289,901	$8,240,516	$6,902,989	$41,233,130

(1)	Financing receivables include LHFS.

December 31, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,303,428	$4,843,468	$1,170,259	$17,865,871	$8,515,866	$6,804,184	$42,503,076
Special Mention	144,125	136,989	44,281	541,828	120,731	10,651	998,605
Substandard	226,206	161,962	23,822	503,185	47,083	11,932	974,190
Doubtful	19,350	38,153	—	22,183	—	5,636	85,322
Total commercial loans	$3,693,109	$5,180,572	$1,238,362	$18,933,067	$8,683,680	$6,832,403	$44,561,193

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	June 30, 2017		December 31, 2016
Credit Score Range(2)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,816,480	17.8%	$4,154,228	15.7%
<600	14,119,360	52.2%	14,100,215	53.2%
600-639	4,498,433	16.6%	4,597,541	17.4%
>=640	3,640,350	13.4%	3,646,485	13.7%
Total	$27,074,623	100.0%	$26,498,469	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $1.1 billion and $924.7 million of LHFS at June 30, 2017 and December 31, 2016 that do not have an allowance.

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

Residential mortgage and home equity financing receivables by LTV and FICO® range are summarized as follows:

	Residential Mortgages(1)(3)
June 30, 2017	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(2)	$503,884	$9,246	$—	$—	$—	$—	$—	$513,130
<600	24	244,023	63,803	44,661	26,295	3,963	4,295	387,064
600-639	82	154,066	46,606	39,583	35,936	3,490	6,522	286,285
640-679	101	302,248	98,956	84,194	92,277	4,974	7,854	590,604
680-719	116	507,565	196,166	137,355	134,964	5,947	9,113	991,226
720-759	231	862,279	391,140	156,261	165,004	5,660	11,149	1,591,724
>=760	345	2,619,796	934,785	243,077	175,350	9,109	15,882	3,998,344
Grand Total	$504,783	$4,699,223	$1,731,456	$705,131	$629,826	$33,143	$54,815	$8,358,377

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(2)
June 30, 2017	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO® Score	(dollars in thousands)
N/A(1)	$155,536	$2,214	$673	$—	$—	$158,423
<600	9,606	156,005	61,736	13,209	10,123	250,679
600-639	6,507	146,336	62,370	11,778	9,779	236,770
640-679	7,922	270,143	149,274	22,791	14,178	464,308
680-719	8,474	458,583	278,428	37,942	20,350	803,777
720-759	8,372	670,095	386,346	42,000	23,534	1,130,347
>=760	18,813	1,793,254	910,447	88,570	48,525	2,859,609
Grand Total	$215,230	$3,496,630	$1,849,274	$216,290	$126,489	$5,903,913

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Performing	$5,554,025	$5,169,788
Non-performing	967,453	937,127
Total	$6,521,478	$6,106,915

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

In addition to loans identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value of the collateral, less costs to sell and classified as non-accrual/non-performing loans for the remaining life of the loan.

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

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence, by discounting expected future cash flows using the original effective interest rate or fair value of collateral, less costs to sell. The amount of the required ALLL is equal to the difference between the loan’s impaired value and the recorded investment.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2017 and June 30, 2016, respectively:

	Three-Month Period Ended June 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	30	$109,343	$(13,674)	$127	$(13,482)	$(669)	$81,645
Middle market commercial real estate	1	19,979	(595)	—	—	—	19,384
Commercial and industrial	145	4,373	(3)	—	—	(4)	4,366
Consumer:
Residential mortgages(3)	60	12,981	6	—	—	116	13,103
Home equity loans and lines of credit	17	1,411	—	—	—	417	1,828
RICs and auto loans - originated	45,843	797,572	(787)	—	—	(40)	796,745
RICs - purchased	24	101	(1)	—	—	—	100
Personal unsecured loans	3,572	6,038	—	—	—	(68)	5,970
Other consumer	48	1,421	—	—	—	1	1,422
Total	49,740	$953,219	$(15,054)	$127	$(13,482)	$(247)	$924,563

	Six-Month Period Ended June 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	54	$139,344	$(13,676)	$127	$(13,481)	$(329)	$111,985
Middle market commercial real estate	1	19,979	(595)	—	—	—	19,384
Commercial and industrial	387	12,407	(7)	—	—	(4)	12,396
Consumer:
Residential mortgages(3)	149	28,974	6	133	—	(200)	28,913
Home equity loans and lines of credit	36	2,843	—	—	—	538	3,381
RICs and auto loans - originated	96,753	1,704,171	(1,721)	—	—	(147)	1,702,303
RICs - purchased	79	390	(6)		—	(2)	382
Personal unsecured loans	7,890	13,140	—	—	—	(113)	13,027
Other consumer	107	3,539	—	—	—	—	3,539
Total	105,456	$1,924,787	$(15,999)	$260	$(13,481)	$(257)	$1,895,310

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
(4) Other modifications may include modifications such as fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Capitalized(4)	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	36	$112,030	$(16)	$—	$(15,273)	$—	$96,741
Middle market commercial real estate	3	10,453	—	—	—	—	10,453
Santander real estate capital	1	8,729	—	—	—	—	8,729
Commercial and industrial	341	10,959	(1)	—	—	—	10,958
Consumer:
Residential mortgages(3)	88	13,374	(83)	(143)	—	—	13,148
Home equity loans and lines of credit	35	2,504	—	—	—	—	2,504
RICs and auto loans - originated	38,569	710,885	(164)	—	—	—	710,721
RICs - purchased	10,501	122,739	(544)	—	—	—	122,195
Personal unsecured loans	352	2,906	—	—	—	—	2,906
Other consumer	4	167	—	—	—	—	167
Total	49,930	$994,746	$(808)	$(143)	$(15,273)	$—	$978,522

	Six-Month Period Ended June 30, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Capitalized(4)	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	54	$161,124	$(32)	$—	$(25,856)	$(454)	$134,782
Middle market commercial real estate	3	10,454	—	—	—	(68)	10,386
Santander real estate capital	1	8,729	—	—	—	(18)	8,711
Commercial and industrial	572	18,841	(2)	—	—	(22)	18,817
Consumer:
Residential mortgages(3)	159	25,351	(1)	—	—	(164)	25,186
Home equity loans and lines of credit	102	7,043	132	—	—	(286)	6,889
RICs and auto loans - originated	66,264	1,224,951	(247)	—	—	(111)	1,224,593
RICs - purchased	24,845	298,707	(1,142)		—	(41)	297,524
Personal unsecured loans	17,508	25,629	—	—	—	(186)	25,443
Other consumer	30	1,090	—	—	—	(179)	911
Total	109,538	$1,781,919	$(1,292)	$—	$(25,856)	$(1,529)	$1,753,242

(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2017 and June 30, 2016, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2017		2016		2017		2016
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
Middle Market Commercial Real Estate	3	217	6	4,109	5	439	11	4,662
Commercial and industrial	45	1,699	38	1,300	102	3,632	94	3,402
Consumer:
Residential mortgages	67	10,306	55	6,524	120	15,065	121	14,004
Home equity loans and lines of credit	2	37	3	155	4	210	8	496
RICs and auto loans	10,940	193,280	9,944	163,142	23,221	407,282	23,068	377,844
Unsecured loans	1,013	2,522	1,375	2,686	1,936	4,740	3,035	5,096
Other consumer	11	158	6	16	22	276	10	47
Total	12,081	$208,219	11,427	$177,932	25,410	$431,644	26,347	$405,551

(1)	The recorded investment represents the period-end balance at June 30, 2017 and 2016. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Leased vehicles	$13,748,802	$13,603,494
Origination fees and other costs	25,015	23,141
Manufacturer subvention payments	(1,136,325)	(1,126,323)
Leased vehicles, gross	12,637,492	12,500,312
Less: accumulated depreciation	(2,789,845)	(2,811,855)
Leased vehicles, net	9,847,647	9,688,457

Commercial equipment vehicles and aircraft, gross	79,065	65,401
Less: accumulated depreciation	(11,852)	(6,635)
Commercial equipment vehicles and aircraft, net	67,213	58,766

Total operating lease assets, net	$9,914,860	$9,747,223

Periodically, the Company executes bulk sales of leases originated under the Chrysler Capital program. During the three-month and six-month periods ended June 30, 2017 and June 30, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2017 (in thousands):

2017	$916,891
2018	1,298,577
2019	629,872
2020	87,247
2021	1,243
Thereafter	—
Total	$2,933,830

Lease income for the three-month and six-month periods ended June 30, 2017 was $489.0 million and $985.1 million, respectively, compared to $456.9 million and $877.8 million, respectively, for the three-month and six-month periods ended June 30, 2016.

Lease expense for the three-month and six-month periods ended June 30, 2017 was $369.2 million and $728.0 million, respectively, compared to $322.2 million and $615.0 million, respectively, for the three-month and six-month periods ended June 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES

VIEs

The Company transfers RICs and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs on the Condensed Consolidated Balance Sheets.

For further description of the Company's securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Note 7 of the 2016 Annual Report on Form 10-K.

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Condensed Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used to settle obligations of the consolidated VIEs and the liabilities of these consolidated entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Assets
Restricted cash	$2,241,994	$2,087,177
Loans(1)(2)	23,923,927	23,568,066
Operating lease assets, net	9,285,718	8,564,628
Various other assets	658,016	686,253
Total Assets	$36,109,655	$34,906,124
Liabilities
Notes payable(2)	$30,378,126	$31,667,976
Various other liabilities	121,803	91,234
Total Liabilities	$30,499,929	$31,759,210

(1) Includes $1.1 billion and $1.0 billion of RICs held for sale at June 30, 2017 and December 31, 2016, respectively.
(2) Reflects the impacts of purchase accounting.

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

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of June 30, 2017 and December 31, 2016, the Company was servicing $27.7 billion and $27.4 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Assets securitized	$4,750,103	$6,325,637	$12,396,728	$9,983,592

Net proceeds from new securitizations (1)	$3,485,091	$5,118,309	$9,061,892	$7,820,313
Net proceeds from sale of retained bonds	157,763	128,798	273,733	128,798
Cash received for servicing fees (2)	215,994	200,071	424,917	394,436
Net distributions from Trusts (2)	729,557	761,480	1,407,786	1,391,206
Total cash received from Trusts	$4,588,405	$6,208,658	$11,168,328	$9,734,753
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated Statements of Cash Flows because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and six-month periods ended June 30, 2017, the Company sold $536.3 million and $1.2 billion of gross RICs to VIEs in off-balance sheet securitizations for a loss of $3.5 million and $6.2 million, respectively. The transaction was executed under the new securitization platform-SPAIN with Santander. Santander will hold eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA risk retention rules. For the three-month and six-month periods ended June 30, 2016, the Company executed no off-balance sheet securitizations with VIEs in which it has continuing involvement.

As of June 30, 2017 and December 31, 2016, the Company was servicing $3.0 billion and $2.7 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
SPAIN	$1,080,981	$—
Total serviced for related parties	1,080,981	—

Chrysler Capital securitizations	1,931,324	2,472,756
Other third parties	—	268,345
Total serviced for third parties	1,931,324	2,741,101
Total serviced for other portfolio	$3,012,305	$2,741,101

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Assets securitized (a)	$536,309	$—	$1,236,331	$—

Net proceeds from new securitizations	$538,478	$—	$1,240,797	$—
Cash received for servicing fees	11,970	13,157	13,368	28,858
Total cash received from Trusts	$550,448	$13,157	$1,254,165	$28,858

(a) Represents the UPB at the time of original securitization.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reporting units for the six-month period ended June 30, 2017:

	Consumer and Business Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Santander BanCorp	Total
(in thousands)
Goodwill at December 31, 2016	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925
Disposals during the period	—	—	—	—	—	—	—
Additions during the period	—	—	—	—	—	—	—
Re-allocations during the period	—	—	—	—	—	—	—
Impairment during the period	—	—	—	—	—	—	—
Goodwill at June 30, 2017	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

The Company, including its Santander BanCorp subsidiary, conducted its last annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairments of goodwill were identified as a result of the annual impairment tests.

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	June 30, 2017		December 31, 2016
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$446,018	$(133,982)	$465,625	$(114,375)
Chrysler relationship	87,500	(51,250)	95,000	(43,750)
Core deposit intangibles	—	—	—	(295,842)
Trade name	16,500	(1,500)	17,100	(900)
Other intangibles	16,311	(53,220)	19,519	(98,492)
Total intangibles subject to amortization	$566,329	$(239,952)	$597,244	$(553,359)

At June 30, 2017 and December 31, 2016, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $15.4 million and $30.9 million and $17.8 million and $35.7 million for the three-month and six-month periods ended June 30, 2017 and June 30, 2016, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2017	$61,491	$30,915	$30,576
2018	60,644	—	60,644
2019	58,975	—	58,975
2020	58,642	—	58,642
2021	55,603	—	55,603
Thereafter	301,889	—	301,889

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Income tax receivables	$310,213	$294,796
Derivative assets at fair value	406,564	413,779
Other repossessed assets	162,854	177,592
MSRs	149,645	150,343
Prepaid expenses	148,169	172,559
OREO	108,046	116,705
Deferred tax asset, net	962,839	989,767
Miscellaneous assets and receivables	1,059,521	567,327
Total other assets	$3,307,851	$2,882,868

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

MSRs

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At June 30, 2017 and December 31, 2016, the balance of these loans serviced for others accounted for at fair value was $15.3 billion and $15.4 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Condensed Consolidated Statements of Operations. The fair value of the MSRs at June 30, 2017 and December 31, 2016 was $146.1 million and $146.6 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS (continued)

For the three-month and six-month periods ended June 30, 2017, the Company recorded net changes in the fair value of MSRs due to valuation totaling $(1.2) million and $0.3 million, respectively, compared to $(11.5) million and $(25.8) million for the corresponding periods in 2016.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

	Three-Month Period Ended		Six-Month Period Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Fair value at beginning of period(1)	$149,455	$130,742	$146,589	$147,233
Mortgage servicing assets recognized	2,866	4,801	8,597	8,392
Principal reductions	(5,037)	(6,283)	(9,358)	(12,009)
Change in fair value due to valuation assumptions	(1,193)	(11,468)	263	(25,824)
Fair value at end of period(1)	$146,091	$117,792	$146,091	$117,792

(1) The Company had total MSRs of $149.6 million and $150.3 million as of June 30, 2017, and December 31, 2016, respectively. The Company has elected to account for the majority of its MSR balance using the fair value option, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

Fee income and gain on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.5 million and $21.1 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to $10.8 million and $21.6 million for the corresponding periods in 2016. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations of $1.3 million and $5.7 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to $7.0 million and $10.5 million for the corresponding periods in 2016.

Other repossessed assets and OREO

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Deferred tax assets, net

The Company recorded $962.8 million of deferred tax assets, net as of June 30, 2017, compared to $989.8 million at December 31, 2016.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. The second quarter increase is due to a receivable for trade date sale of $308.4 million at SBNA, and $217.4 million related to a receivable from customers and brokers associated with unsettled security trades at SIS, offset by a decrease in subvention receivables of $55.3 million as of June 30, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2017		December 31, 2016
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$9,144,181	14.5%	$11,284,881	16.8%
Non-interest-bearing demand deposits	15,956,655	25.3%	15,413,609	22.9%
Savings	5,959,727	9.5%	5,988,852	8.9%
Customer repurchase accounts	801,178	1.3%	868,544	1.3%
Money market	24,607,638	39.1%	24,511,906	36.5%
Certificates of deposit ("CDs")	6,487,176	10.3%	9,172,898	13.6%
Total Deposits (1)	$62,956,555	100.0%	$67,240,690	100.0%

(1) Includes foreign deposits, as defined by the FRB, of $10.0 billion and $10.7 billion at June 30, 2017 and December 31, 2016, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.4 billion and $3.0 billion at June 30, 2017 and December 31, 2016, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $28.9 million and $42.3 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at June 30, 2017 were $43.4 billion, compared to $43.5 billion at December 31, 2016. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

During the second quarter of 2017, the Bank repurchased $14.2 million of its real estate investment trust ("REIT") preferred debt. During the first quarter of 2017, the Bank repurchased $881.0 million of its 2.00% senior notes due 2018 and senior floating rate notes due 2018. The Company recorded loss on debt extinguishment related to these debt repurchases and early repayments of $4.0 million and $10.7 million for the three and six-month period ended June 30, 2017, respectively. The Company did not repurchase any outstanding borrowings in the open market during the three or six-month period ended June 30, 2016.

During the first quarter of 2017, the Company issued $1.0 billion in aggregate principal amount of its 3.70% senior notes due March 2022. The proceeds of these notes were primarily used to fund loans to the Company's U.S. subsidiaries.

During the second quarter of 2017, the Company issued $759.7 million in aggregate principal amount of its senior floating rate notes in two separate private offerings. These notes have a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR") plus 100 basis points. The proceeds of these notes will be used for general corporate purposes.

On July 10, 2017, the Company issued $1.24 billion in aggregate principal amount of its senior notes, comprised of $440.0 million of 3.7% senior notes due March 2022 and $800.0 million of 4.4% senior notes due May 2027. On July 17, 2017, the Company redeemed $255.4 million of its 3.45% senior notes due in August 2018.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Parent Company and other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2017		December 31, 2016
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Parent Company
Senior notes, due November 2017 (1)	$599,626	2.80%	$599,206	2.67%
3.45% senior notes, due August 2018	499,017	3.62%	498,604	3.62%
2.70% senior notes, due May 2019	997,773	2.82%	997,207	2.82%
2.65% senior notes, due April 2020	995,450	2.82%	994,672	2.82%
3.70% senior notes, due March 2022	993,979	3.82%	—	—%
4.50% senior notes, due July 2025	1,095,199	4.56%	1,094,955	4.56%
Junior subordinate debentures - Capital Trust VI , due June 2036	69,810	7.91%	69,798	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinate debentures - Capital Trust IX, due July 2036	149,448	2.84%	149,434	2.49%
Common securities - Capital Trust IX	4,640	2.84%	4,640	2.49%
Senior notes, due July 2019 (2)	388,499	2.25%	—	—%
Senior notes, due September 2019 (2)	370,699	2.42%	—	—%
Other IHC Entities
Overnight Funds Purchase, due within one year, due April 2017	690	1.05%	830	0.50%
2.00% subordinated debt, maturing through 2042	40,689	2.00%	40,457	2.00%
Short-term borrowings, due within one year, due April 2017	78,000	1.13%	54,000	0.63%
Total due to others overnight, due within one year, due April 2017	27,000	1.13%	17,000	0.63%
Short-term borrowings, due within one year, April 2017	58,284	0.25%	207,173	0.25%
Short-term borrowings, due within one year, July 2017	3,260	0.35%	—	—%
Short-term borrowings, due within one year, September 2017	13,412	0.35%	—	—%
Temporary subordinated debt to Santander, due within one year	525,771	3.75%	—	—%
Total Parent Company and other subsidiaries' borrowings and other debt obligations	$6,921,246	3.31%	$4,737,976	3.21%

(1) These notes bear interest at a rate equal to the three-month LIBOR plus 145 basis points per annum.
(2) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2017		December 31, 2016
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$76,954	2.24%	$748,143	2.24%
Senior notes, due January 2018(1)(2)	41,888	0.37%	249,705	1.99%
8.750% subordinated debentures, due May 2018	499,260	8.92%	498,882	8.92%
Subordinated term loan, due February 2019	116,519	7.01%	122,313	6.78%
FHLB advances, maturing through July 2019	5,350,000	1.22%	5,950,000	0.85%
REIT preferred, due May 2020 (3)	143,461	13.05%	156,457	13.46%
Subordinated term loan, due August 2022	28,431	8.77%	29,202	8.35%
Total Bank borrowings and other debt obligations	$6,256,513	2.25%	$7,754,702	1.92%

(1) These notes bear interest at a rate equal to the three-month LIBOR plus 93 basis points per annum.
(2) Effective rate of this debt is a proxy to account for the portion of this debt that was repurchased following a tender offer which settled on March 29, 2017.
(3) During the second quarter of 2017, the Company repurchased $14.2 million of the REIT preferred notes.

The Bank had outstanding irrevocable letters of credit totaling $777.3 million from the FHLB of Pittsburgh at June 30, 2017, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$406,845	$1,250,000	3.05%	$585,892	$15,554
Warehouse line, due November 2018	425,220	500,000	1.71%	460,321	14,651
Warehouse line, due August 2018(2)	258,020	780,000	3.14%	287,163	10,465
Warehouse line, due August 2018(3)	2,536,942	3,120,000	2.27%	3,833,368	61,011
Warehouse line, due October 2018	359,577	1,800,000	3.69%	513,837	10,686
Warehouse line, due October 2018	144,865	400,000	2.96%	206,322	3,718
Warehouse line, due January 2018	214,484	500,000	2.78%	308,211	—
Warehouse line, due November 2018	167,799	1,000,000	3.83%	253,895	6,438
Warehouse line, due October 2017	253,000	300,000	2.58%	299,444	10,364
Warehouse line, due July 2018	158,735	250,000	3.46%	414,321	29,964
Repurchase facility, due December 2017(4)	262,363	262,363	3.54%	—	11,423
Repurchase facility, due April 2018(4)	202,311	202,311	2.49%	—	—
Repurchase facility, due March 2018(4)	147,182	147,182	3.31%	—	—
Repurchase facility, due August 2017(4)	87,097	87,097	2.42%	—	—
Line of credit with related party, due December 2017(5)	825,000	1,000,000	3.03%	—	—
Line of credit with related party, due December 2018(5)	—	1,000,000	3.29%	—	—
Line of credit with related party, due December 2018(5)	—	750,000	3.17%	—	—
Line of credit with related party, due December 2018(5)	—	500,000	3.89%	—	—
Total SC revolving credit facilities	$6,449,440	$13,848,953	2.69%	$7,162,774	$174,274

(1) As of June 30, 2017, half of the outstanding balance on this facility matured in April 2017 and half matures in March 2018. In April 2017, the facilities that matured were extended to March 2019.
(2) This line is held exclusively for financing of Chrysler Capital loans.
(3) This line is held exclusively for financing of Chrysler Capital leases.
(4) These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities is unsecured. These facilities have rolling maturities of up to one year.
(5) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of June 30, 2017, $1.6 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

	December 31, 2016
	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$462,085	$1,250,000	2.52%	$653,014	$14,916
Warehouse line, due August 2018(2)	534,220	780,000	1.98%	608,025	24,520
Warehouse line, due August 2018(3)	3,119,943	3,120,000	1.91%	4,700,774	70,991
Warehouse line, due October 2018(5)	702,377	1,800,000	2.51%	994,684	23,378
Warehouse line, due October 2018	202,000	400,000	2.22%	290,867	5,435
Warehouse line, due January 2018	153,784	500,000	3.17%	213,578	—
Warehouse line, due November 2018	578,999	1,000,000	1.56%	850,758	17,642
Warehouse line, due October 2017	243,100	300,000	2.38%	295,045	9,235
Warehouse line, due November 2018	—	500,000	2.07%	—	—
Repurchase facility, due December 2017(4)	507,800	507,800	2.83%	—	22,613
Repurchase facility, due April 2018(4)	235,509	235,509	2.04%	—	—
Line of credit with related party, due December 2017(5)	1,000,000	1,000,000	2.86%	—	—
Line of credit with related party, due December 2017(5)	500,000	500,000	3.04%	—	—
Line of credit with related party, due December 2018(5)	175,000	500,000	3.87%	—	—
Line of credit with related party, due December 2018(5)	1,000,000	1,000,000	2.88%	—	—
Total SC revolving credit facilities	$9,414,817	$13,393,309	2.36%	$8,606,745	$188,730

(1) Half of the outstanding balance on this facility matured in March 2017 and half matures in March 2018.
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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1,2)	$15,222,575	$35,291,692	0.89% - 2.80%	$19,723,449	$1,567,511
SC privately issued amortizing notes, maturing on various dates(1)	8,529,281	12,445,241	0.88% - 2.86%	11,809,555	511,632
Total SC secured structured financings	$23,751,856	$47,736,933	0.88% - 2.86%	$31,533,004	$2,079,143

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
(2) Securitizations executed under Rule 144A of the Securities Act of 1933 (the “Securities Act”) are included within this balance.

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

In July 2017, the Company executed a new warehouse line with an overall commitment limit of $600.0 million.

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company's securitizations and private issuances are collateralized by RICs or vehicle leases.

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index or interest rate as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the contract are calculated to determine required payments under the derivative contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the Overnight Indexed Swap ("OIS") rate or LIBOR), security, credit spread or index.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2017, derivatives in this category had a fair value of $19.8 million. The credit ratings of the Company and Bank are currently considered investment grade. During the second quarter of 2017, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of June 30, 2017 and December 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $35.2 million and $27.0 million, respectively. The Company had $38.1 million and $28.3 million in cash and securities collateral posted to cover those positions as of June 30, 2017 and December 31, 2016, respectively.

Hedge Accounting

Management uses derivative instruments designated as hedges to mitigate the impact of interest rate movements on the fair value of certain assets and liabilities, and on highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

Fair Value Hedges

During the three-month period ended June 30, 2017, the Company entered into interest rate swaps to hedge the interest rate risk on certain fixed-rate borrowings. These derivatives were designated as fair value hedges at inception of the hedge relationship. The Company included all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2017. Prior to 2017, the Company entered into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments, which were sold during 2016.

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The effective portion of the hedging gains and losses associated with these hedges is recorded in accumulated other comprehensive income; the ineffective portion of the hedging gains and losses is recorded in earnings.

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the six-month periods ended June 30, 2017 and 2016. As of June 30, 2017, the Company expects $1.4 million of gross gains recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2017 and December 31, 2016 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
June 30, 2017
Fair value hedges:
Interest rate swaps	$650,000	$1,258	$—	1.94%	4.2%	4.75
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,649,230	45,003	5,367	1.08%	1.20%	2.31
Pay variable - receive fixed interest rate swaps	4,000,000	1,783	50,322	1.41%	1.10%	3.48
Total	$11,299,230	$48,044	$55,689	1.25%	1.34%	2.86

December 31, 2016
Cash flow hedges:
Pay fixed — receive floating interest rate swaps (1)	$8,124,172	$45,681	$5,083	0.83%	1.13%	2.57
Pay variable - receive fixed interest rate swaps (1)	2,000,000	—	54,729	1.19%	0.62%	4.79
Total	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01
(1) The prior period amounts have been revised. The revision had no impact on the Company's Consolidated Balance Sheets or its results of operations.

See Note 13 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements, as well as derivatives to hedge interest rate risk on SC's secured structured financings and the borrowings under its revolving credit facilities. SC uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by Trusts and borrowings under its warehouse facilities. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for the hedging instrument and the hedged item.

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2017 and December 31, 2016 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$465,975	$693,137	$1,262	$8,577	$—	$—
Interest rate lock commitments	187,111	253,568	2,896	2,316	—	—
Mortgage servicing	320,000	295,000	2,246	838	1,043	1,635
Total mortgage banking risk management	973,086	1,241,705	6,404	11,731	1,043	1,635

Customer related derivatives:
Swaps receive fixed	9,233,955	9,646,151	113,495	127,123	42,012	49,642
Swaps pay fixed	9,524,931	9,785,170	73,244	85,877	82,254	97,759
Other	2,256,215	1,611,342	24,614	3,421	22,992	1,989
Total customer related derivatives	21,015,101	21,042,663	211,353	216,421	147,258	149,390

Other derivative activities:
Foreign exchange contracts	3,622,161	3,366,483	34,338	56,742	38,879	46,430
Interest rate swap agreements	631,414	1,064,289	2,957	2,075	1,932	2,647
Interest rate cap agreements	10,101,891	9,491,468	95,731	76,387	—	—
Options for interest rate cap agreements	10,074,799	9,463,935	—	—	95,630	76,281
Total return settlement	658,471	658,471	—	—	31,123	30,618
Other	1,228,440	1,265,583	12,263	12,293	17,043	16,325
Total	$48,305,363	$47,594,597	$363,046	$375,649	$332,908	$323,326

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the six-month periods ended June 30, 2017 and 2016:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity(1)	Line Item	2017	2016	2017	2016
		(in thousands)
Fair value hedges:
Cross-currency swaps (2)	Miscellaneous income	$—	$—	$—	$174
Interest rate swaps	Miscellaneous income	(2,162)	6,253	(2,162)	1,769
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(4,084)	(1,462)	(6,471)	(4,125)
Pay variable receive-fixed interest rate swap	Net interest income	(3,506)	—	(6,287)	—
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	3,625	(4,581)	(7,315)	(8,476)
Interest rate lock commitments	Mortgage banking income	(1,414)	2,986	580	7,438
Mortgage servicing	Mortgage banking income	1,503	8,757	2,000	23,827
Customer related derivatives	Miscellaneous income	(1,124)	(6,707)	(2,737)	(5,113)
Foreign exchange	Miscellaneous income	886	1,665	3,146	3,728
Interest rate swaps, caps, and options	Miscellaneous income	4	(500)	1,511	(6,130)
	Net interest income	(1,068)	15,033	3,662	30,172

Total return settlement	Other administrative expenses	—	(1,364)	(505)	(2,680)
Other	Miscellaneous income	557	2,870	(944)	1,739

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

The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable master netting ISDA for all trades executed after April 1, 2013. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheet” section of the tables below. Prior to April 1, 2013, the Company had elected to net all caps, floors, and interest rate swaps when it had an ISDA with the counterparty. The collateral received or pledged in connection with these transactions is disclosed within the “Gross amounts offset in the Condensed Consolidated Balance Sheet" section of the tables below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2017
Fair value hedges	$1,258	$—	$1,258	$—	$85	$1,173
Cash flow hedges	46,786	—	46,786	—	2,704	44,082
Other derivative activities(1)	359,654	4,526	355,128	4,928	26,959	323,241
Total derivatives subject to a master netting arrangement or similar arrangement	407,698	4,526	403,172	4,928	29,748	368,496
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,392	—	3,392	—	—	3,392
Total Derivative Assets	$411,090	$4,526	$406,564	$4,928	$29,748	$371,888

December 31, 2016
Cash flow hedges	$45,681	$—	$45,681	$—	$21,690	$23,991
Other derivative activities(1)	374,052	7,551	366,501	4,484	39,474	322,543
Total derivatives subject to a master netting arrangement or similar arrangement	419,733	7,551	412,182	4,484	61,164	346,534
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,597	—	1,597	—	—	1,597
Total Derivative Assets	$421,330	$7,551	$413,779	$4,484	$61,164	$348,131

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2017
Fair value hedges	$—	$—	$—	$—	$—
Cash flow hedges (3)	55,689	—	55,689	127,918	—
Other derivative activities(1)	301,785	29,611	272,174	119,560	152,614
Total derivatives subject to a master netting arrangement or similar arrangement	357,474	29,611	327,863	247,478	152,614
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	31,123	—	31,123	—	31,123
Total Derivative Liabilities	$388,597	$29,611	$358,986	$247,478	$183,737

December 31, 2016
Cash flow hedges (3)	$59,812	$—	$59,812	$110,856	$—
Other derivative activities(1)	292,708	34,197	258,511	95,138	163,373
Total derivatives subject to a master netting arrangement or similar arrangement	352,520	34,197	318,323	205,994	163,373
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	30,618	—	30,618	—	30,618
Total Derivative Liabilities	$383,138	$34,197	$348,941	$205,994	$193,991

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

(3)
In certain instances, the Company is over-collateralized since the actual amount of cash pledged as collateral exceeds the associated financial liability. As a result, the actual amount of cash collateral pledged that is reported in Other Liabilities or Due from affiliates may be greater than the amount shown. The prior period have been revised to conform with current period presentation.

NOTE 12. INCOME TAXES

An income tax provision of $92.0 million and $170.9 million was recorded for the three-month and six-month periods ended June 30, 2017, respectively, compared to $153.3 million and $232.1 million for the corresponding periods in 2016. This resulted in an effective tax rate ("ETR") of 24.2% and 27.5% for the three-month and six-month periods ended June 30, 2017, respectively, compared to 35.8% and 37.6% for the corresponding periods in 2016.

The decrease in the ETR for the three-month and six-month periods ending June 30, 2017 was predominantly due to the undistributed net earnings of a Puerto Rico subsidiary that will be indefinitely reinvested outside the U.S., in addition to the increase in certain tax credits.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court. Pursuant to the First Circuit's decision, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The First Circuit ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court's decision. On June 26, 2017 the U.S. Supreme Court denied the Company’s request, and the case has now been remanded to the Federal District Court as ordered by the Court of Appeals.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and six-month periods ended June 30, 2017 and 2016, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2017			March 31, 2017		June 30, 2017
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains on cash flow hedge derivative financial instruments	$10,205	$(596)	$9,609
Reclassification adjustment for net (losses)/gains on cash flow hedge derivative financial instruments (1)	(4,072)	986	(3,086)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	6,133	390	6,523	$(9,212)	$6,523	$(2,689)

Change in unrealized gains/(losses) on investment securities available-for-sale	36,480	(14,369)	22,111
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(11,125)	4,363	(6,762)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on OTTI securities	—	—	—
Net unrealized gains/(losses) on investment securities available-for-sale	25,355	(10,006)	15,349	(109,785)	15,349	(94,436)

Pension and post-retirement actuarial losses(3)	911	(355)	556	(55,244)	556	(54,688)

As of June 30, 2017	$32,399	$(9,971)	$22,428	$(174,241)	$22,428	$(151,813)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2017			December 31, 2016		June 30, 2017
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$12,151	$(3,430)	$8,721
Reclassification adjustment for net (losses)/gains on cash flow hedge derivative financial instruments (1)	(6,459)	1,774	(4,685)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	5,692	(1,656)	4,036	$(6,725)	$4,036	$(2,689)

Change in unrealized gains/(losses) on investment securities available-for-sale	67,928	(24,477)	43,451
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(11,125)	3,992	(7,133)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on OTTI securities	—	—	—
Net unrealized gains/(losses) on investment securities available-for-sale	56,803	(20,485)	36,318	(130,754)	36,318	(94,436)

Pension and post-retirement actuarial gains/(losses)(3)	1,824	(783)	1,041	(55,729)	1,041	(54,688)

As of June 30, 2017	$64,319	$(22,924)	$41,395	$(193,208)	$41,395	$(151,813)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2016			March 31, 2016		June 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(17,457)	$1,327	$(16,130)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	2,113	(755)	1,358
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(15,344)	572	(14,772)	$(49,109)	$(14,772)	$(63,881)

Change in unrealized gains/(losses) on investment securities available-for-sale	84,909	(33,295)	51,614
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(30,138)	12,178	(17,960)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	34	(13)	21
Reclassification adjustment for net (gains)/losses included in net income	(30,104)	12,165	(17,939)
Net unrealized gains/(losses) on investment securities available-for-sale	54,805	(21,130)	33,675	49,587	33,675	83,262

Pension and post-retirement actuarial gains/(losses)(4)	929	(364)	565	(57,442)	565	(56,877)

As of June 30, 2016	$40,390	$(20,922)	$19,468	$(56,964)	$19,468	$(37,496)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2016			December 31, 2015		June 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(81,647)	$31,371	$(50,276)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments(1)	4,770	(1,794)	2,976
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(76,877)	29,577	(47,300)	$(16,581)	$(47,300)	$(63,881)

Change in unrealized gains/(losses) on investment securities available-for-sale	352,049	(137,796)	214,253
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(57,770)	22,694	(35,076)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	44	(17)	27
Reclassification adjustment for net (gains)/losses included in net income	(57,726)	22,677	(35,049)
Net unrealized gains/(losses) on investment securities available-for-sale	294,323	(115,119)	179,204	(95,942)	179,204	83,262

Pension and post-retirement actuarial gains/(losses)(4)	1,858	(728)	1,130	(58,007)	1,130	(56,877)

As of June 30, 2016	$219,304	$(86,270)	$133,034	$(170,530)	$133,034	$(37,496)

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$29,019,869	$28,889,904
Unsecured revolving lines of credit	27,294	30,547
Letters of credit	1,763,155	2,071,089
Recourse exposure on sold loans	69,534	69,877
Commitments to sell loans	19,954	49,121
Total commitments	$30,899,806	$31,110,538

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

Included within the reported balances for Commitments to extend credit at June 30, 2017 and December 31, 2016 are $6.6 billion and $6.3 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
1 year or less	$4,881,551	$5,656,552
Over 1 year to 3 years	5,695,104	5,265,685
Over 3 years to 5 years	3,772,868	4,680,057
Over 5 years (1)	14,670,346	13,287,610
Total	$29,019,869	$28,889,904

(1) Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding more than 5 years.

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2017 was 12.3 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2017 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2017. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of June 30, 2017 and December 31, 2016, the liability related to these letters of credit was $5.2 million and $8.1 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at June 30, 2017 and December 31, 2016 were lines of credit outstanding of $106.6 million and $114.4 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
1 year or less	$1,260,401	$1,360,495
Over 1 year to 3 years	435,597	399,866
Over 3 years to 5 years	37,941	283,975
Over 5 years	29,216	26,753
Total	$1,763,155	$2,071,089

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The UPB outstanding of loans sold in these programs was $253.5 million as of June 30, 2017 and $341.7 million as of December 31, 2016. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of June 30, 2017 and $34.4 million as of December 31, 2016, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2017 and December 31, 2016, the Company had $2.6 million and $3.8 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans it has purchased when losses are lower than originally expected. SC also is obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives (Note 11).

SC has extended revolving lines of credit to certain auto dealers. Under this arrangement, SC is committed to lend up to each dealer’s established credit limit. At June 30, 2017 and December 31, 2016, there was an outstanding balance of $26,000 and $2.5 million, respectively, and a committed amount under these lines of credit of $26,000 and $2.9 million, respectively.

SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2017 and December 31, 2016, SC was obligated to purchase $14.0 million and $12.6 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than Fiat Chrysler Automobiles US LLC ("FCA"), SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

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

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $16.1 million and $10.1 million at June 30, 2017 and December 31, 2016, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates at June 30, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to our and SC's business financial condition and results of operations.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $8.9 million and $9.8 million at June 30, 2017 and December 31, 2016, respectively, related to this obligation.

Until May 1, 2017, SC sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200.0 million and a minimum of $50.0 million per quarter. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4.6 million at June 30, 2017 and December 31, 2016 related to this obligation.

As of June 30, 2017, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200.0 million in proceeds. On June 29, 2015, SC and the third party executed an amendment to the forward flow asset sale agreement which increased the committed sales of charged off loan receivables in bankruptcy status to $275.0 million. On September 30, 2015, SC and the third party executed a second amendment to the forward flow asset sale agreement which required sales to occur quarterly. On November 13, 2015, SC and the third party executed a third amendment to the forward flow asset sale agreement which increased the committed sales of charged off loan receivables in bankruptcy status to $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. As of June 30, 2017 and December 31, 2016, the remaining aggregate commitments were $119.3 million and $166.2 million, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company has accrued aggregate legal and regulatory liabilities of $63.7 million and $98.8 million, respectively. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

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

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation was $5.2 million. On June 26, 2015, the Bank sent its formal response to the SIP Consent Order and, on October 15, 2015, the OCC responded objecting to the Bank's response and proposed reimbursement and action plans. On December 14, 2015, the Bank re-submitted a revised response and enhanced reimbursement and action plans and, on December 21, 2015, received a notice of non-objection from the OCC. Since that time, the actions and remediation set forth in the action plans are underway, as is ongoing quarterly reporting to the OCC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding these practices. Pursuant to the terms of the consent order, the Bank paid a CMP of $10.0 million and agreed to validate the elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions in connection with telemarketing by the third-party vendor. The Bank is also required to make certain changes to its third party vendor oversight policy and its customer complaint policy. The Bank is working to meet the consent order requirements. It is possible that additional litigation could be filed as a result of these issues.

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

On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York, captioned Steck v. Santander Consumer USA Holdings Inc. et al., No. 1:14-cv-06942 (the "Deka Lawsuit"). The Deka Lawsuit was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO on behalf of a class consisting of those who purchased or otherwise acquired SC's securities between January 23, 2014 and June 12, 2014. In June 2015, the venue of the Deka Lawsuit was transferred to the United States District Court, Northern District of Texas. In September 2015, the court granted a motion to appoint lead plaintiffs and lead counsel, and the Deka Lawsuit is now captioned Deka Investment GmbH et al. v.Santander Consumer USA Holdings, Inc. et al., No. 3:15-cv-2129-K.

The amended class action complaint in the Deka Lawsuit alleges that that SC's registration statement and prospectus and certain subsequent public disclosures contained misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The amended complaint asserts claims under Sections 11, 12(a) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On December 18, 2015, SC and the individual defendants moved to dismiss the amended class action complaint and on June 13, 2016, the motion to dismiss was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes, on February 17, 2017, SC filed an opposition to the plaintiffs' motion to certify the proposed classes, and on March 31, 2017, the plaintiffs filed their reply brief. On July 11, 2017, the court granted an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int'l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. Lexis 91938 (S.D. Tex. June 15, 2017).

On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s subprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

On December 20, 2016, the plaintiffs filed an amended class action complaint. The amended class action complaint in the Parmelee Lawsuit alleges that SC made false or misleading statements, as well as failed to disclose material adverse facts, in prior Annual and Quarterly Reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and correction of such allowance for prior periods in, among other public disclosures, SC’s Annual Report on Form 10-K for the year ended December 31, 2015, SC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and SC’s amended filings for prior reporting periods. The amended class action complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks damages and other relief. On March 14, 2017, SC filed a motion to dismiss the Parmelee Lawsuit. On March 14, 2017, SC filed a motion to dismiss the Parmelee Lawsuit. On April 25, 2017, the plaintiffs filed an opposition to the motion to dismiss, and on June 9, 2017, SC filed a reply to the plaintiffs’ opposition.

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the Jackie888 Lawsuit). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. On April 13, 2017 the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

On March 21, 2017, SC and SHUSA entered into a written agreement (the "2017 Written Agreement") with the FRBB. Under the terms of the 2017 Written Agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of SC's management and operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

In August and September 2014, SC received civil subpoenas and/or CIDs from the Attorney General of Massachusetts ("the Massachusetts AG") and Delaware Department of Justice (the "Delaware DOJ") under the authority of each state’s consumer protection statutes requesting information and the production of documents related to our underwriting and securitizations of nonprime auto loans. On March 29, 2017, SC entered into an Assurance of Discontinuance ("AOD") with the Massachusetts AG and a Cease and Desist by Agreement ("C&D") with the Delaware DOJ to settle allegations that it facilitated the origination of certain Massachusetts and Delaware loans that it knew - or should have known - were in violation of applicable state consumer protection laws. In the AOD, filed in the Superior Court of Suffolk County, State of Massachusetts, captioned In the Matter of Santander Consumer USA Holdings Inc., C.A. # 17-946E, SC agreed to pay $16.3 million to an independent trust for the benefit of eligible customers and $5.8 million to the Commonwealth of Massachusetts. In the C&D, filed before the Consumer Protection Director of the Delaware Department of Justice, captioned In the Matter of Santander Consumer USA Holdings Inc., C.P.U. # 17-17-17001637, SC agreed to pay $2.9 million to an independent trust for the benefit of eligible customers and $1.0 million to the State of Delaware. SC also agreed to make certain changes to its business practices. Among other things, it agreed to enhance certain aspects of its dealer oversight and monitoring processes.

In October 2014, May 2015, July 2015, and February 2017, SC also received civil subpoenas and/or CIDs from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states serve as an executive committee on behalf of a group of 30 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contained broad requests for information and documents related to SC's underwriting and securitization of nonprime auto loans. SC believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. SC is cooperating with the Attorneys General of the states involved. SC believes that it is reasonably possible that it will suffer a loss, which could be material to its operating activities and/or results, related to the Attorneys General; however, any such loss is not currently estimable.

On January 10, 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the "MCPA") and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, SC filed motions to dismiss the Mississippi AG’s lawsuit. On May 18, 2017, SC filed a motion to stay the Mississippi AG’s lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT. On May 30, 2017, the Mississippi AG filed an opposition to the motion to stay, and on June 14, 2017, SC filed a reply to the Mississippi AG’s opposition.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of the Company’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.
On July 31, 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the ECOA regarding statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and the treatment of certain types of income in SC's underwriting process. On September 25, 2015, the DOJ notified SC that, based on the referral from the CFPB, it has initiated an investigation under the ECOA of SC's pricing of automobile loans.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Puerto Rico FINRA Arbitrations

As of June 30, 2017, SSLLC has received 232 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There are 151 arbitration cases that remain pending as of June 30, 2017

Puerto Rico Closed-End Funds Shareholder Derivative and Class Action

On September 12, 2016, customers of certain Puerto Rico closed-end funds (“CEFs”) filed a shareholder derivative and class action in the Court of First Instance of the Commonwealth of Puerto Rico, Superior Court of San Juan, captioned Dionisio Trigo González et al. v. Banco Santander, S.A. et al., Civil No. 2016-0857. Customers filed this action against Santander, Santander BanCorp, Banco Santander Puerto Rico, SSLLC, Santander Asset Management, LLC, and several directors and senior management of those entities. The complaint alleges misconduct including that the entities and individuals created, controlled, managed, and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto-Rico based investors, the complaint contains numerous allegations and seeks unspecified damages but alleges damages to be at least tens of millions of dollars. The case was removed to U.S. District Court, District of Puerto Rico. Plaintiffs moved to remand the action back to state court, Plaintiffs' motion is pending.

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

On March 28, 2017, SHUSA received a $9.0 million capital contribution from Santander.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement (“MSPA”) with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the six months ended June 30, 2017, SC sold $1.2 billion of loans under this agreement and recognized a loss of $6.2 million. The Company had $5.2 million of collections due to Santander as of June 30, 2017.

Employment and Related Agreements

On July 2, 2015, SC announced the departure of Mr. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, he became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

As of June 30, 2017, SC has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the separation agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

The Company also entered into an agreement with Mr. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC. Pursuant to the separation agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan from Santander to DDFS which, as of June 30, 2017 and December 31, 2016, had an unpaid principal balance of approximately $290.0 million. On April 17, 2017, the loan agreement matured and became due and payable. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement. The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $905.4 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

Pursuant to the loan agreement, if at any time the value of SC Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the loan agreement, DDFS has an obligation to either (a) repay a portion of the outstanding principal amount, such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of SC Common Stock such that the value of the additional shares of SC Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the loan agreement, and DDFS has not taken any of the collateral posting actions described in clauses (a) or (b) above. Moreover, as noted above, on April 17, 2017, the loan agreement matured and became due and payable on that date. If Santander declares the borrower’s obligations under the loan agreement due and payable as a result of an event of default (including with respect to the collateral posting obligations described above), under the terms of the loan agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the right to consummate the Call Transaction at the price specified in the Shareholders Agreement. Because the borrower failed to pay obligations under the loan agreement on April 17, 2017, the borrower is in default and is currently being charged the default rate of interest provided for in the loan agreement. The loan agreement generally defines the default interest rate as the base rate plus 2%. The base rate under the loan agreement is the higher of (1) the federal funds rate plus ½ of 1% or (2) the prime rate, which is the annual rate of interest publicly announced by Santander NY from time to time. As of April 21, 2017, the prime rate as announced by Santander NY was 4%.

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

The parties continue in discussions on these matters. Completion of the transactions with Mr. Dundon is subject to receipt of applicable regulatory approvals.

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

As of June 30, 2017, $19.5 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $185.3 million of these financial assets were measured using quoted market prices for identical instruments, or Level 1 inputs. Approximately $18.3 billion of these financial assets were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $943.8 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.8% of total assets measured at fair value and approximately 0.7% of total consolidated assets.

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

There were no transfers between Levels 1, 2 or 3 during the six-month periods ended June 30, 2017 and 2016 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
	(in thousands)
Financial assets:
U.S. Treasury securities	$184,605	$1,492,821	$—	$1,677,426
Corporate debt	—	197,021	—	197,021
ABS	—	176,233	587,571	763,804
Equity securities(1)	579	—	—	579
State and municipal securities	—	27	—	27
MBS	—	15,749,980	—	15,749,980
Total investment securities available-for-sale(1)	185,184	17,616,082	587,571	18,388,837
Trading securities	89	10,156	—	10,245
RICs held-for-investment	—	—	207,216	207,216
LHFS (2)	—	303,154	—	303,154
MSRs (3)	—	—	146,091	146,091
Derivatives:
Fair value	—	1,258	—	1,258
Cash flow	—	46,786	—	46,786
Mortgage banking interest rate lock commitments	—	—	2,896	2,896
Mortgage banking forward sell commitments	—	1,256	6	1,262
Customer related	—	211,353	—	211,353
Foreign exchange	—	34,338	—	34,338
Mortgage servicing	—	2,246	—	2,246
Interest rate swap agreements	—	2,957	—	2,957
Interest rate cap agreements	—	95,731	—	95,731
Other	—	12,263	—	12,263
Total financial assets	$185,273	$18,337,580	$943,780	$19,466,633
Financial liabilities:
Derivatives:
Cash flow	$—	$55,689	$—	$55,689
Mortgage banking forward sell commitments	—	—	—	—
Customer related	—	147,258	—	147,258
Foreign exchange	—	38,879	—	38,879
Mortgage servicing	—	1,043	—	1,043
Interest rate swaps	—	1,932	—	1,932
Option for interest rate cap	—	95,630	—	95,630
Total return settlement	—	—	31,123	31,123
Other	—	16,244	799	17,043
Total financial liabilities	$—	$356,675	$31,922	$388,597

(1) Investment securities AFS disclosed on the Condensed Consolidated Balance Sheet at June 30, 2017 included $10.8 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(3) The Company has total MSRs of $149.6 million as of June 30, 2017. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

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

(1) Investment securities AFS disclosed on the Condensed Consolidated Balance Sheet at December 31, 2016 included $10.6 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.
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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2017
Impaired LHFI	$5,148	$229,196	$274,479	$508,823
Foreclosed assets	—	15,831	79,922	95,753
Vehicle inventory	—	237,525	—	237,525
LHFS	—	—	2,200,792	2,200,792
Auto loans impaired due to bankruptcy	—	77,005	—	77,005
MSRs	—	—	9,703	9,703

December 31, 2016
Impaired LHFI	$13,147	$244,986	$265,664	$523,797
Foreclosed assets	—	30,792	79,721	110,513
Vehicle inventory	—	257,659	—	257,659
LHFS	—	—	2,133,040	2,133,040
MSRs	—	—	10,287	10,287

Valuation Processes and Techniques

Impaired LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $452.9 million and $449.5 million at June 30, 2017 and December 31, 2016, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

The Company's LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consist of personal, commercial, and RICs LHFS. The estimated fair value for these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of used car prices.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2017	2016	2017	2016
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$12,969	$(17,993)	$(32,803)	$(108,549)
Foreclosed assets	Miscellaneous income(1)	(2,929)	(1,748)	(4,671)	(4,742)
LHFS	Provision for credit losses	(13,200)	—	(13,200)	—
LHFS	Miscellaneous income(1)	(95,921)	(94,767)	(162,042)	(158,980)
Auto loans impaired due to bankruptcy	Provision for credit losses	(24,513)	—	(48,113)	—
Mortgage servicing rights	Mortgage banking income, net	102	137	197	318
		$(123,492)	$(114,371)	$(260,632)	$(271,953)

(1) These amounts reduce Miscellaneous income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and six-month periods ended June 30, 2017 and 2016, respectively, for those assets and liabilities measured at fair value on a recurring basis.

Three-Month Period Ended June 30, 2017
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2017	$573,454	$202,473	$149,455	$(27,709)	$897,673
Losses in other comprehensive income	(2,059)	—	—	—	(2,059)
Gains/(losses) in earnings	—	4,742	(1,194)	(1,409)	2,139
Additions/Issuances	—	6,396	2,867	—	9,263
Settlements(1)	16,176	(6,395)	(5,037)	98	4,842
Balance, June 30, 2017	$587,571	$207,216	$146,091	$(29,020)	$911,858
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2017	$—	$4,742	$(1,194)	$5	$3,553

Six-Month Period Ended June 30, 2017
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2016	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in other comprehensive income	(2,678)	—	—	—	(2,678)
Gains/(losses) in earnings	—	21,633	263	(215)	21,681
Additions/Issuances	—	19,727	8,597	—	28,324
Settlements(1)	(224,318)	(51,314)	(9,358)	195	(284,795)
Balance, June 30, 2017	$587,571	$207,216	$146,091	$(29,020)	$911,858
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2017	$—	$21,633	$263	$(795)	$21,101

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended June 30, 2016
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2016	$1,640,423	$289,950	$130,742	$(47,198)	$2,013,917
Gains in other comprehensive income	624	—	—	—	624
Gains/(losses) in earnings	—	25,313	(11,468)	1,108	14,953
Additions/Issuances	220,841	11,874	4,801	—	237,516
Settlements(1)	(335,197)	(63,832)	(6,283)	1,712	(403,600)
Balance, June 30, 2016	$1,526,691	$263,305	$117,792	$(44,378)	$1,863,410
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2016	$—	$25,313	$(11,468)	$(1,878)	$11,967

Six-Month Period Ended June 30, 2016
	Investments Available-for-Sale	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$335,425	$147,233	$(51,278)	$1,791,620
Gains in other comprehensive income	2,209	—	—	—	2,209
Gains/(losses) in earnings	—	53,355	(25,824)	4,135	31,666
Additions/Issuances	499,527	11,874	8,392	—	519,793
Settlements(1)	(335,285)	(137,349)	(12,009)	2,765	(481,878)
Balance, June 30, 2016	$1,526,691	$263,305	$117,792	$(44,378)	$1,863,410
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2016	$—	$53,355	$(25,824)	$(3,303)	$24,228

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

The gains in earnings reported in the table above related to the RICs held for investment for which the Company elected the FVO are driven by three primary factors: 1) the recognition of interest income, 2) recoveries of previously charged-off RICs, and 3) actual performance of the portfolio since the Change in Control. Recoveries from RICs that were charged off at the Change in Control date are a direct increase to the gain recognized within the portfolio. In accordance with ASC 805, Business Combinations, the Company did not ascribe a fair value to the portfolio of sub-prime charged-off RICs at the Change in Control date. Recoveries of previously charged off loans are usually recorded as a reduction to charge-offs in the period in which the recovery is made, however, in instances where the FVO is elected, it will flow through the fair value mark. At the Change in Control date, the UPB of the previously charged-off RIC portfolio was approximately $3.0 billion.

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

Equity securities of $10.8 million, which are comprised primarily of shares of registered mutual funds, are priced using net asset value per share practical expedient, which is validated with a sufficient level of observable activity. In accordance with GAAP, these equity securities are not presented within the fair value hierarchy. The remainder of the Company's equity securities are valued at quoted market prices and are, therefore, classified as Level 1.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.0 million and $9.6 million, respectively, at June 30, 2017.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.0 million and $9.7 million, respectively, at June 30, 2017.

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

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
ABS
Financing bonds	$538,504	DCF	Discount Rate (1)	1.52% - 2.46% (1.88% )
Sale-leaseback securities	$49,067	Consensus Pricing (2)	Offered quotes (3)	124.95%
RICs held-for-investment	$207,216	DCF	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.5% - 14.5% (10.08% )
			Recovery Rate (6)	25% - 43% (30.21% )
MSRs	$146,091	DCF	Prepayment rate (CPR) (7)	[0.26% - 51.43%] (9.40% )
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,896	DCF	Pull through percentage (9)	78.42%
			MSR value (10)	[0.733% - 1.032%] (0.99%)
Financial Liabilities:
Total return settlement	$31,123	DCF	Discount Rate (4)	6.40%

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$7,539,679	$7,539,679	$7,539,679	$—	$—
Available-for-sale investment securities(1)	18,388,837	18,388,837	185,184	17,616,082	587,571
Held to maturity investment securities	1,575,037	1,549,011	—	1,549,011	—
Trading securities	10,245	10,245	89	10,156	—
LHFI, net	79,003,171	79,661,064	5,148	229,196	79,426,720
LHFS	2,503,811	2,441,252	—	303,154	2,138,098
Restricted cash	3,280,999	3,280,999	3,280,999	—	—
MSRs(2)	149,645	155,794	—	—	155,794
Derivatives	411,090	411,090	—	408,188	2,902

Financial liabilities:
Deposits	62,956,555	62,775,810	56,469,380	6,306,430	—
Borrowings and other debt obligations	43,379,055	43,192,941	690	26,790,238	16,402,013
Derivatives	388,597	388,597	—	356,675	31,922

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$10,035,859	$10,035,859	$10,035,859	$—	$—
Available-for-sale investment securities(1)	17,013,618	17,013,618	225,050	15,974,001	814,567
Held to maturity investment securities	1,658,644	1,635,413	—	1,635,413	—
Trading securities	1,630	1,630	214	1,416	—
LHFI, net	82,005,321	81,955,122	13,147	244,986	81,696,989
LHFS	2,586,308	2,586,333	—	453,293	2,133,040
Restricted cash	3,016,948	3,016,948	3,016,948	—	—
MSRs(2)	150,343	156,876	—	—	156,876
Derivatives	421,330	421,330	—	419,012	2,318

Financial liabilities:
Deposits	67,240,690	67,141,041	58,067,792	9,073,249	—
Borrowings and other debt obligations	43,524,445	43,770,267	830	26,132,197	17,637,240
Derivatives	383,138	383,138	—	351,820	31,318

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016 included $10.8 million and $10.6 million, respectively, of equity securities valued using net asset value as a practical expedient that are not presented within these tables.
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

As of June 30, 2017 and December 31, 2016, the Company had $3.3 billion and $3.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

Commitments to extend credit and standby letters of credit

Commitments to extend credit and standby letters of credit include the value of unfunded lending commitments and standby letters of credit, as well as the recorded liability for probable losses. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments and letters of credit are competitive with those of other financial institutions operating in markets served by the Company.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

RICs held for investment

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs held for investment in connection with the Change in Control. These loans consisted of all of SC’s RICs accounted by SC under ASC 310-30, as well as all of SC’s RICs that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding UPB of $2.6 billion with a fair value of $1.9 billion at that date.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of June 30, 2017.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
June 30, 2017
LHFS(1)	$303,154	$296,279	$6,875
RICs held-for-investment	207,216	262,847	(55,631)
Nonaccrual loans	23,073	31,194	(8,121)

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

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $146.1 million at June 30, 2017. Changes in fair value totaling a loss of $1.2 million and a gain of $0.3 million were recorded in Mortgage banking income, net in the Condensed Consolidated Statements of Operations during the three-month and six-month periods ended June 30, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment (formerly known as the Retail Banking segment) includes the products and services provided to Bank customers through the Bank's branch locations, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. The branch locations offer a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer lending products such as credit cards, home equity loans and lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

•
The Commercial Banking segment currently provides commercial lines, loans, and deposits to medium and large business banking customers as well as financing and deposits for government entities, commercial loans to dealers and financing for equipment and commercial vehicles. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

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

The Chief Operating Decision Maker ("CODM"), as described by ASC 280, Segment Reporting, manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table discloses SC's operating information on the same basis that it is reviewed by SHUSA's CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

There were no changes to the Company's reportable segments during the quarter ended June 30, 2017. The results of segments for the three-month and six-month periods ended June 30, 2016 have been recast to the current composition of the Company's reportable segments.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2017	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$317,117	$87,005	$78,213	$41,568	$22,252	$1,053,673	$34,095	$7,826	$1,641,749
Total non-interest income	96,778	16,527	3,021	13,933	180,252	432,373	(3,719)	(10,218)	728,947
Provision for credit losses	21,410	4,255	(5,344)	13,635	16,051	520,555	34,206	—	604,768
Total expenses	395,618	55,788	20,613	26,410	265,009	617,383	11,508	(6,147)	1,386,182
Income/(loss) before income taxes	(3,133)	43,489	65,965	15,456	(78,556)	348,108	(15,338)	3,755	379,746
Intersegment revenue/(expense)(1)	2,800	1,762	679	(1,869)	(3,372)	—	—	—	—
Total assets	19,596,316	11,685,019	14,091,865	6,962,778	42,912,235	39,507,482	—	—	134,755,695

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2017	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$620,562	$172,324	$147,711	$84,472	$35,078	$2,096,600	$71,399	$16,167	$3,244,313
Total non-interest income	181,777	29,893	5,266	25,603	367,897	867,221	1,735	(22,002)	1,457,390
Provision for credit losses	43,861	10,257	(5,960)	12,271	31,663	1,155,568	92,554	—	1,340,214
Total expenses	780,926	110,035	42,608	49,877	506,017	1,238,717	23,380	(12,463)	2,739,097
Income/(loss) before income taxes	(22,448)	81,925	116,329	47,927	(134,705)	569,536	(42,800)	6,628	622,392
Intersegment revenue/(expense)(1)	6,149	2,933	1,496	(4,044)	(6,534)	—	—	—	—
Total assets	19,596,316	11,685,019	14,091,865	6,962,778	42,912,235	39,507,482	—	—	134,755,695

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$272,832	$89,016	$72,287	$61,269	$(16,707)	$1,129,637	$52,082	$4,470	$1,664,886
Total non-interest income	94,589	17,593	6,381	18,516	214,482	367,329	15,487	(13,836)	720,541
Provision for credit losses	19,842	(8,808)	8,280	(16,420)	13,312	511,921	85,640	—	613,767
Total expenses	385,843	54,391	23,941	24,921	304,903	547,482	13,898	(12,389)	1,342,990
Income/(loss) before income taxes	(38,264)	61,026	46,447	71,284	(120,440)	437,563	(31,969)	3,023	428,670
Intersegment revenue/(expense)(1)	11,753	4,707	4,039	(62)	(20,437)	—	—	—	—
Total assets	19,809,800	12,360,710	15,440,551	11,968,432	43,086,829	38,490,611	—	—	141,156,933

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$495,393	$166,162	$137,043	$121,589	$37,505	$2,293,215	$103,852	$5,931	$3,360,690
Total non-interest income	192,575	34,147	11,321	39,498	415,460	720,520	29,269	(25,072)	1,417,718
Provision for credit losses	20,343	52,848	20,960	31,376	26,808	1,172,091	187,803	—	1,512,229
Total expenses	766,331	106,516	46,263	63,122	588,290	1,075,139	28,629	(25,325)	2,648,965
Income/(loss) before income taxes	(98,706)	40,945	81,141	66,589	(162,133)	766,505	(83,311)	6,184	617,214
Intersegment revenue/(expense)(1)	24,455	9,311	7,416	(78)	(41,104)	—	—	—	—
Total assets	19,809,800	12,360,710	15,440,551	11,968,432	43,086,829	38,490,611	—	—	141,156,933

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INTERMEDIATE HOLDING COMPANY (continued)

The following table summarizes the impact of the transfer to certain items within the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2016:

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(in thousands)
Three-months Ended June 30, 2016
Total interest income	$1,941,790	$87,619	$2,029,409
Total interest expense	356,347	8,176	364,523
Provision for credit losses	597,309	16,458	613,767
Total fees and other income	584,256	105,521	689,777
Total general and administrative expenses	1,143,577	121,295	1,264,872
Income tax provision	134,590	18,666	153,256
Net Income	$144,646	$22,296	$166,942

The following table summarizes the impact of the transfer to certain items within the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2016:

Income Statement	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
	(in thousands)
Six-months Ended June 30, 2016
Total interest income	$3,911,295	$175,884	$4,087,179
Total interest expense	709,800	16,689	726,489
Provision for credit losses	1,479,588	32,641	1,512,229
Total fees and other income	1,155,536	204,168	1,359,704
Total general and administrative expenses	2,252,850	237,404	2,490,254
Income tax provision	199,987	32,130	232,117
Net Income	$158,423	$46,927	$205,350

Additionally, the Consolidated Statement of Comprehensive Income, Shareholder's Equity and Cash Flows, along with Footnotes 3, 4, 8, 11, 12, 13, 16, and 17 have been adjusted to reflect these retrospective adjustments.

Subsequent Event

On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. ("SFS"), a finance company located in Puerto Rico was transferred to the Company. The contribution of SFS to the Company transferred approximately $678 million of assets which were primarily comprised of cash and cash equivalents, approximately $356 million of liabilities and approximately $322 million of equity to the Company.

Although SFS is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company will report the results of SFS on a prospective basis beginning July 1, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

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

SC's primary business is the indirect origination and securitization of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers. Further information about SC’s business is provided below in the “Chrysler Capital” section.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides personal unsecured loans, private-label credit cards and other consumer finance products.

In 2014, an initial public offering ("IPO") of shares of SC's common stock (the “SC Common Stock”) was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of SC Common Stock. SC Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol “SC”.

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

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	20%

(a) Each program year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b) Actual penetration rates shown for program year 1, 2, 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those Program Years. Actual penetration rate shown for program year 5, which ends April 30, 2018, is as of June 30, 2017.

The target penetration rate as of April 30, 2017 (the end of the third year of the Chrysler Agreement) was 64%, and the target penetration rate as of April 30, 2018 is 65%. SC's actual penetration rate as of June 30, 2017 was 20%, an improvement from the penetration rate of 17% as of December 31, 2016. The penetration rate has been constrained due to the competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders' offers. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and SC remains committed to the Chrysler Agreement.

SC has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. SC has partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the six months ended June 30, 2017, SC originated $3.4 billion in Chrysler Capital loans, which represented 43% of total RIC originations, with an approximately even share between prime and non-prime, as well as more than $3.0 billion in Chrysler Capital leases. Since its May 1, 2013 launch, Chrysler Capital has originated $41.9 billion in retail loans and $20.6 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of June 30, 2017, SC's auto RIC portfolio consisted of $7.2 billion of Chrysler Capital loans, which represents 31% of SC's auto RIC portfolio.

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

SC has dedicated financing facilities in place for its Chrysler Capital business. SC periodically sells consumer RICs through these flow agreements and, when market conditions are favorable, it accesses the asset-backed securities ("ABS") market through securitizations of consumer RICs. SC also periodically enters into bulk sales of consumer vehicle leases with a third party. SC typically retains servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. SC has also entered into an agreement with a third party whereby SC will periodically sell charged-off loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2017, unemployment declined, while market results improved and the gross domestic product ("GDP") growth rate came in under expectations, marking overall mixed results for the U.S. economy.

The unemployment rate at June 30, 2017 decreased to 4.4% compared to 4.5% at March 31, 2017, and was down from 4.9% one year ago. According to the U.S. Bureau of Labor Statistics, employment increased in professional and business services and in mining, while retail trade lost jobs.

The Bureau of Economic Analysis advance estimate indicates that real GDP grew at an annualized rate of 2.6% for the second quarter of 2017, compared to 1.4% in the first quarter of 2017.The acceleration in real GDP in the second quarter is reflective of positive contributions from personal consumption expenditures, non-residential fixed investment, exports, and federal government spending. These positive contribution were partly offset by negative contributions from private residential fixed investment, private inventory investment and state and local government spending.

Market year-to-date returns for the following indices based on closing prices at June 30, 2017 were:

June 30, 2017
Dow Jones Industrial Average	8.0%
S&P 500	8.2%
NASDAQ Composite	14.1%

At its July 2017 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 1% - 1.25%, indicating that the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace. Inflation remains just below the targeted rate of 2.0%.

The 10-year Treasury bond rate at June 30, 2017 was 2.3%, down from 2.5% at December 31, 2016. Over the past twelve months, however, the 10-year Treasury bond rate increased 81 basis points. Within the industry, this metric is often considered to correspond to 15-year and 30-year mortgage rates.

At the time of filing this Form 10-Q, second quarter 2017 information was not available; however, for the first quarter of 2017, mortgage originations were down approximately 23.19% over the fourth quarter of the prior year, but up 3.14% year-over-year. Similarly, refinancing activity showed an overall decrease of approximately 9.7% from March 2016 to March 2017. After reaching its peak in 2009, the ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. This trend confirmed an improvement in credit quality and downward trends in general allowance reserves and has continued throughout 2016 and early 2017.

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

Credit Rating Actions
The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander, the Kingdom of Spain, and Banco Santander Puerto Rico ("BSPR") as of June 30, 2017:

	BANK		BSPR(1)		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
Long-Term	Baa2	BBB+	Baa2	N/A	Baa3	BBB+	A3	A-	Baa2	BBB+
Short-Term	P-1	A-2	P-1/P-2	N/A	n/a	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable	Stable	Positive

(1) P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.

On March 31, 2017, Standard & Poor's raised its outlook on Spain's sovereign credit rating to "positive" from "stable", saying it believed the country's strong economic performance would continue over the next two years. On June 6, 2017 Standard and Poor's revised their outlook on Santander to stable from positive, saying it's stable outlook reflects limited prospects for ratings upside until we see evidence that the integration of Banco Popular is proceeding smoothly, not facing meaningful business or financial setbacks.

During the second quarter of 2017, there were no changes to SHUSA's or the Bank's ratings.

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

On July 2, 2017, the Puerto Rican Electric Power Authority ("PREPA") submitted a request to the Federal District Court of Puerto Rico to apply Title III of PROMESA to PREPA.

As of June 30,, 2017, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $230 million. As of June 30, 2017, municipalities had not been designated “covered” territorial instrumentalities subject to the requirements of PROMESA, and the municipalities were current on their debt obligations to SHUSA. Under PROMESA, the FOB has sole discretion to designate territorial instrumentalities such as municipalities as covered entities subject to PROMESA’s requirements. If the FOB determines to designate municipalities as covered entities under PROMESA, the FOB could initiate debt restructuring of municipalities that have debt obligations to SHUSA, if deemed necessary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including the Bank and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent and shareholders.

The Company is regulated on a consolidated basis by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), including the Federal Reserve Bank of Boston (the "FRB"), and the Consumer Financial Protection Bureau (the "CFPB"). The Company's banking subsidiaries are further supervised by the Federal Deposit Insurance Corporation (the "FDIC") and the Office of the Comptroller of the Currency (the “OCC”). As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2016, which includes additional disclosures and discussion of laws and regulations affecting the Company, including, the Dodd-Frank Act Wall Street Reform and Consumer Protection (the "DFA"), the FDIC Improvement Act, and other regulatory matters.

Payment of Dividends

The Parent Company is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. In addition to those arising as a result of the Comprehensive Capital Analysis and Review (“CCAR”) process and written agreements described under the caption “Stress Tests and Capital Adequacy” below, SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends as described in the “Stress Tests and Capital Adequacy” discussion in this section.

In addition, the following regulatory matters are in the process of being phased in or evaluated by the Company.

FBOs

On February 18, 2014, the Federal Reserve issued the final rule to strengthen regulatory oversight of FBOs (the “FBO Final Rule”). Under the FBO Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the FBO Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, Banco Santander International, a private bank headquartered in Miami ("BSI"); Santander Investment Securities, Inc., a broker-dealer located in New York ("SIS"); and Santander Securities LLC, a Puerto Rico broker-dealer ("SSLLC"). A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a result, as discussed in Note 18, on July 1, 2017, Santander also transferred ownership of an additional entity, Santander Financial Services, Inc. ("SFS"), to the Company. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

Third Basel Accord ("Basel III")

Basel III Regulatory Capital Rule Implementation

The U.S. Basel III regulatory capital rules include deductions from and adjustments to common equity Tier 1 ("CET1"). Implementation of the deductions and other adjustments to CET-1 for the Company and the Bank began on January 1, 2015 and are being phased in over three years. Phased-in changes include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2017, the Bank's and the Company's CET1 ratios under the transitional provisions provided under Basel III, were 17.59% and 14.64%, respectively. Under Basel III, on a fully phased-in basis under the standardized approach (non-GAAP), the Bank`s and the Company`s CET1 ratios were 17.22% and 14.18%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation and the CET1 ratio. The Company believes that, as of June 30, 2017, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

Basel III Capital Conservation Buffer

A capital conservation buffer of 2.5% above these minimum ratios is being phased in over three years, which began in 2016 at 0.625% and increases by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019. This capital conservation buffer is required for banking institutions and bank holding companies ("BHCs"), and failure to maintain the capital conservation buffer can lead to restrictions on the ability to make capital distributions, including paying dividends.

Basel III Liquidity Framework

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

On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016. The Company will be required to publicly disclose its US LCR results starting October 1, 2018. Based on management's interpretation of the final rule, the Company's LCR was in excess of the regulatory minimum of 90% effective on January 1, 2016, which increased to 100% on January 1, 2017.

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

•
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

•
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

Under the capital plan rule, the Federal Reserve may object to the Company’s capital plan if the Federal Reserve determines that the Company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. The Company is considered a large and non-complex BHC under the capital rule plan, and as a result is no longer subject to the qualitative assessment of the capital plan rule by the Federal Reserve.

In June 2017, the Company announced that the Federal Reserve, as part of its CCAR process, did not object to the capital plan submitted by the Company as part of the CCAR process and the capital distributions included in the plan. That capital plan included planned capital distributions across the following categories: (1) common stock dividends from SHUSA to Santander, (2) common stock dividends from SC, (3) redemption of the remaining balance of SHUSA's 7.908% trust preferred securities, and (4) dividends on the Company's preferred stock and payments on its trust preferred securities. On June 28, 2017, SHUSA's Board of Directors approved the following capital distributions for the third quarter of 2017: (1) a dividend payment of $0.45625 per share on the Company's preferred stock, (2) a common stock dividend payment to Santander of $5.0 million, and (3) redemption of the remaining balance of the Company's trust preferred securities. While no longer subject to the qualitative assessment of the revised capital plan rule, the Company remains subject to the written agreements with the FRB of Boston described above, and may not make or permit any subsidiary to make any capital distribution, without the prior written approval of the Federal Reserve.

Total Loss-Absorbing Capacity ("TLAC")

The Federal Reserve adopted a rule in December 2016 that will require certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt (the “TLAC Rule”). The TLAC Rule, which amends Regulation YY, applies to U.S. global systemically important banks and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBOs. The Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of long-term debt (“LTD”) and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its risk-weighted assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC. SHUSA must maintain a TLAC buffer composed solely of CET1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. In addition to TLAC, the rule requires SHUSA to hold LTD in an amount no less than the greater of 6% of its RWAs or 3.5% of its total consolidated assets. The final rule is effective January 1, 2019.

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

Regulation AB II

In August 2014, the SEC unanimously voted to adopt final rules known as Regulation AB II that, among other things, expanded disclosure requirements and modified the offering and shelf registration process for asset-backed securities (“ABS”). All offerings of publicly registered ABS and all reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for outstanding publicly-registered ABS must comply with the new rules and disclosures on and after November 23, 2015, except for asset-level disclosures. Compliance with the new rules regarding asset-level disclosures is required for all offerings of publicly registered ABS on and after November 23, 2016. SC must comply with these rules, which affects the SC's public securitization platform.

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

Other Regulatory Matters

On March 23, 2017, the Company and SC entered into a written agreement with the FRB of Boston. Under the terms of this written agreement, SC is required to enhance its compliance risk management program, SC’s Board and management are required to enhance their oversight of SC’s risk management program, and the Company is required to enhance, among other matters, its Board oversight of SC’s management and operations.

On February 25, 2015, we entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ’s claims against the Company that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order requires us to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by us and $5,000 per servicemember for each instance where we sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also requires us to undertake additional remedial measures. The consent order also subjects us to monitoring by the DOJ for compliance with SCRA for a period of five years.

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

During the period covered by this report:

•
Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the three-month and six-month periods ended June 30, 2017 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the three-month and six-month periods ended June 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections and Recoveries Department. No revenues or profits were generated by Santander UK on this account in the three-month and six-month periods ended June 30, 2017.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three-month and six-month periods ended June 30, 2017 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities or issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$1,641,749	$1,664,886	$3,244,313	$3,360,690	$(23,137)	(1.4)%	$(116,377)	(3.5)%
Provision for credit losses	(604,768)	(613,767)	(1,340,214)	(1,512,229)	(8,999)	(1.5)%	(172,015)	(11.4)%
Total non-interest income	728,947	720,541	1,457,390	1,417,718	8,406	1.2%	39,672	2.8%
General and administrative expenses	(1,341,636)	(1,264,872)	(2,651,475)	(2,490,254)	76,764	6.1%	161,221	6.5%
Other expenses	(44,546)	(78,118)	(87,622)	(158,711)	(33,572)	(43.0)%	(71,089)	(44.8)%
Income before income taxes	379,746	428,670	622,392	617,214	(48,924)	(11.4)%	5,178	0.8%
Income tax provision	(91,983)	(153,256)	(170,920)	(232,117)	(61,273)	(40.0)%	(61,197)	(26.4)%
Net income(1)	$287,763	$275,414	$451,472	$385,097	$12,349	4.5%	$66,375	17.2%
(1) Includes non-controlling interest ("NCI").

The Company reported pre-tax income of $379.7 million and $622.4 million for the three-month and six-month periods ended June 30, 2017, compared to a pre-tax income of $428.7 million and $617.2 million for the three-month and six-month periods ended June 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $23.1 million and $116.4 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to a decrease in interest income earned on loans due to declining yields on consumer loans.

•
The provision for credit losses decreased $9.0 million and $172.0 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to activity in the RIC and auto loan portfolio and the related provisions for these portfolios. decrease in the Corporate Banking provision and Personal Unsecured Loans and Credit Cards as well as a decrease in the total average loans held by SHUSA.

•
Total non-interest income increased $8.4 million and $39.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods of 2016. These increases were primarily in lease income associated with the continued growth of the lease portfolio. This was offset by a decrease in net gains recognized on investment securities in the three-month and six-month periods ended June 30, 2017, and a decrease in consumer loan fees due to the reduction of loans serviced by the Company.

•
Total general and administrative expenses increased $76.8 million and $161.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These increases were primarily due to an increase in lease expense due to the growth of the Company's leased vehicle portfolio and an increase in compensation expense due to employee headcount , offset by a decrease in outside service fees.

•
Other expenses decreased $33.6 million and $71.1 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding period in 2016. This was primarily due to a decrease in expenses associated with loss on debt repurchases.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
The income tax provision decreased $61.3 million and $61.2 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. These decreases were primarily due to discrete income tax benefits recognized.

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016
	2017 (1)			2016 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,612,518	$130,527	1.96%	$30,666,476	$104,140	1.36%	$26,387	$(11,176)	$37,563
LOANS(3):
Commercial loans	33,236,428	307,791	3.70%	38,159,917	306,353	3.21%	1,438	(7,572)	9,010
Multifamily	8,337,231	81,807	3.92%	9,215,850	83,823	3.64%	(2,016)	(11,622)	9,606
Total commercial loans	41,573,659	389,598	3.75%	47,375,767	390,176	3.29%	(578)	(19,194)	18,616
Consumer loans:
Residential mortgages	8,123,344	81,519	4.01%	7,807,570	79,009	4.05%	2,510	3,162	(652)
Home equity loans and lines of credit	5,929,744	57,417	3.87%	6,100,806	55,463	3.64%	1,954	(1,479)	3,433
Total consumer loans secured by real estate	14,053,088	138,936	3.95%	13,908,376	134,472	3.87%	4,464	1,683	2,781
RICs and auto loans	27,007,022	1,169,140	17.32%	26,806,137	1,230,443	18.36%	(61,303)	9,301	(70,604)
Personal unsecured	2,427,266	155,043	25.55%	2,184,198	149,090	27.30%	5,953	14,073	(8,120)
Other consumer(4)	716,140	16,201	9.05%	941,490	21,088	8.96%	(4,887)	(5,100)	213
Total consumer	44,203,516	1,479,320	13.39%	43,840,201	1,535,093	14.01%	(55,773)	19,957	(75,730)
Total loans	85,777,175	1,868,918	8.72%	91,215,968	1,925,269	8.44%	(56,351)	763	(57,114)
Allowance for loan and lease losses (5)	(3,937,680)	—	—%	(3,710,922)	—	—%
NET LOANS	81,839,495	1,868,918	9.13%	87,505,046	1,925,269	8.80%	(56,351)	763	(57,114)
Intercompany investments	14,640	232	6.34%	14,640	226	6.17%	6	—	6
TOTAL EARNING ASSETS	108,466,653	1,999,677	7.37%	118,186,162	2,029,635	6.87%	(29,958)	(10,413)	(19,545)
Other assets(6)	26,096,475			26,118,517
TOTAL ASSETS	$134,563,128			$144,304,679
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,121,592	$4,846	0.19%	$12,317,235	$14,614	0.47%	$(9,768)	$(2,248)	$(7,520)
Savings	6,025,607	2,815	0.19%	6,011,086	2,933	0.20%	(118)	7	(125)
Money market	25,789,677	31,675	0.49%	24,751,346	31,397	0.51%	278	1,145	(867)
Certificates of deposit ("CDs")	7,003,835	19,488	1.11%	9,974,092	24,410	0.98%	(4,922)	(9,112)	4,190
TOTAL INTEREST-BEARING DEPOSITS	48,940,711	58,824	0.48%	53,053,759	73,354	0.55%	(14,530)	(10,208)	(4,322)
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	4,292,308	17,637	1.64%	10,951,209	34,785	1.27%	(17,148)	(33,160)	16,012
Other borrowings	37,780,229	281,235	2.98%	38,990,435	256,384	2.63%	24,851	(7,635)	32,486
TOTAL BORROWED FUNDS (7)	42,072,537	298,872	2.84%	49,941,644	291,169	2.33%	7,703	(40,795)	48,498
TOTAL INTEREST-BEARING FUNDING LIABILITIES	91,013,248	357,696	1.57%	102,995,403	364,523	1.42%	(6,827)	(51,003)	44,176
Noninterest bearing demand deposits	15,572,982			13,679,415
Other liabilities(8)	4,960,554			5,474,349
TOTAL LIABILITIES	111,546,784			122,149,167
STOCKHOLDER’S EQUITY	23,016,344			22,155,512
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$134,563,128			$144,304,679

NET INTEREST SPREAD (9)			5.80%			5.45%
NET INTEREST MARGIN (10)			6.06%			5.64%
NET INTEREST INCOME		$1,641,749			$1,664,886

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank-owned life insurance ("BOLI"), accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016
	2017 (1)			2016 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$27,258,866	$247,182	1.81%	$30,840,755	$221,063	1.43%	$26,119	$(20,367)	$46,486
LOANS(3):
Commercial loans	33,936,472	605,400	3.57%	37,623,876	609,247	3.24%	(3,847)	103,336	(107,183)
Multifamily	8,441,496	158,005	3.74%	9,280,102	167,764	3.62%	(9,759)	(16,042)	6,283
Total commercial loans	42,377,968	763,405	3.60%	46,903,978	777,011	3.31%	(13,606)	87,294	(100,900)
Consumer loans:
Residential mortgages	8,141,769	162,254	3.99%	7,779,605	158,552	4.08%	3,702	7,069	(3,367)
Home equity loans and lines of credit	5,949,926	111,898	3.76%	6,115,332	110,751	3.62%	1,147	(2,722)	3,869
Total consumer loans secured by real estate	14,091,695	274,152	3.89%	13,894,937	269,303	3.88%	4,849	4,347	502
RICs and auto loans	26,957,954	2,318,294	17.20%	26,430,806	2,458,806	18.61%	(140,512)	50,368	(190,880)
Personal unsecured	2,360,993	318,566	26.99%	2,421,380	317,344	26.21%	1,222	(6,644)	7,866
Other consumer(4)	743,321	33,439	9.00%	971,635	43,652	8.99%	(10,213)	(10,271)	58
Total consumer	44,153,963	2,944,451	13.34%	43,718,758	3,089,105	14.13%	(144,654)	37,800	(182,454)
Total loans	86,531,931	3,707,856	8.57%	90,622,736	3,866,116	8.53%	(158,260)	125,094	(283,354)
Allowance for loan and lease losses (5)	(3,887,986)	—	—%	(3,520,781)	—	—%
NET LOANS	82,643,945	3,707,856	8.97%	87,101,955	3,866,116	8.88%	(158,260)	125,094	(283,354)
Intercompany investments	14,640	464	6.34%	14,640	451	6.16%	13	—	13
TOTAL EARNING ASSETS	109,917,451	3,955,502	7.20%	117,957,350	4,087,630	6.93%	(132,128)	104,727	(236,855)
Other assets(6)	26,067,158			25,826,114
TOTAL ASSETS	$135,984,609			$143,783,464
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,482,158	$10,072	0.19%	$12,246,111	$29,426	0.48%	$(19,354)	$(3,746)	$(15,608)
Savings	6,014,245	5,719	0.19%	5,969,907	6,126	0.21%	(407)	46	(453)
Money market	25,880,004	64,084	0.50%	24,652,900	63,994	0.52%	90	1,211	(1,121)
Certificates of deposit ("CDs")	7,699,288	40,943	1.06%	10,057,512	49,301	0.98%	(8,358)	(13,096)	4,738
TOTAL INTEREST-BEARING DEPOSITS	50,075,695	120,818	0.48%	52,926,430	148,847	0.56%	(28,029)	(15,585)	(12,444)
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	4,707,459	34,055	1.45%	11,975,247	83,278	1.39%	(49,223)	(52,721)	3,498
Other borrowings	37,958,104	555,852	2.93%	38,132,892	494,364	2.59%	61,488	(2,255)	63,743
TOTAL BORROWED FUNDS (7)	42,665,563	589,907	2.77%	50,108,139	577,642	2.31%	12,265	(54,976)	67,241
TOTAL INTEREST-BEARING FUNDING LIABILITIES	92,741,258	710,725	1.53%	103,034,569	726,489	1.41%	(15,764)	(70,561)	54,797
Noninterest bearing demand deposits	15,504,562			13,291,231
Other liabilities(8)	4,889,538			5,427,730
TOTAL LIABILITIES	113,135,358			121,753,530
STOCKHOLDER’S EQUITY	22,849,251			22,029,934
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$135,984,609			$143,783,464

NET INTEREST SPREAD (9)			5.67%			5.52%
NET INTEREST MARGIN (10)			5.90%			5.70%
NET INTEREST INCOME		$3,244,313			$3,360,690

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank-owned life insurance ("BOLI"), accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
INTEREST INCOME:
Interest-earning deposits	$20,476	$14,473	$38,910	$28,507	$6,003	41.5%	$10,403	36.5%
Investments available-for-sale	95,015	81,268	176,441	174,973	13,747	16.9%	1,468	0.8%
Investments held-to-maturity	10,011	—	20,643	—	10,011	100%	20,643	100%
Other investments	5,025	8,399	11,188	17,583	(3,374)	(40.2)%	(6,395)	(36.4)%
Total interest income on investment securities and interest-earning deposits	130,527	104,140	247,182	221,063	26,387	25.3%	26,119	11.8%
Interest on loans	1,868,918	1,925,269	3,707,856	3,866,116	(56,351)	(2.9)%	(158,260)	(4.1)%
Total Interest Income	1,999,445	2,029,409	3,955,038	4,087,179	(29,964)	(1.5)%	(132,141)	(3.2)%
INTEREST EXPENSE:
Deposits and customer accounts	58,824	73,354	120,818	148,847	(14,530)	(19.8)%	(28,029)	(18.8)%
Borrowings and other debt obligations	298,872	291,169	589,907	577,642	7,703	2.6%	12,265	2.1%
Total Interest Expense	357,696	364,523	710,725	726,489	(6,827)	(1.9)%	(15,764)	(2.2)%
NET INTEREST INCOME	$1,641,749	$1,664,886	$3,244,313	$3,360,690	$(23,137)	(1.4)%	$(116,377)	(3.5)%

Net interest income decreased $23.1 million and $116.4 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These overall decreases were primarily due to a decrease in interest income earned on loans due to lower borrowing levels and lower yield rates.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $26.4 million and $26.1 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The average balance of investment securities and interest-earning deposits for the six-month period ended June 30, 2017 was $27.3 billion with an average yield of 1.81%, compared to an average balance of $30.8 billion with an average yield of 1.43% for the corresponding period in 2016. The increase in interest income on investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2017 was primarily attributable to an increase of $10.0 million and $20.6 million in interest income on investments held-to-maturity due to increased volume and an increase of $13.7 million and $1.5 million in interest income on investments available-for-sale deposits due to increased yield rates compared to the corresponding periods in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income on Loans

Interest income on loans decreased $56.4 million and $158.3 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The average balance of total loans was $86.5 billion with an average yield of 8.57% for the six-month period ended June 30, 2017, compared to $90.6 billion with an average yield of 8.53% for the corresponding period in 2016. The decrease in the average balance of total loans of $4.1 billion was primarily due to the volume in the commercial loan portfolio. The average balance of commercial loans was $42.4 billion with an average yield of 3.60% for the six-month period ended June 30, 2017, compared to $46.9 billion with an average yield of 3.31% for the corresponding period in 2016. The decrease in interest income on loans was primarily due to the activity in the RIC and auto loan portfolio. Interest income on the RIC and auto loan portfolio decreased $61.3 million and $140.5 million for the three-month and six-month periods ended June 30, 2017 due to a drop in interest rates. The average interest rate of the portfolio decreased from 18.61% in 2016 to 17.20% in 2017.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $14.5 million and $28.0 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The average balance of total interest-bearing deposits was $50.1 billion with an average cost of 0.48% for the six-month period ended June 30, 2017, compared to an average balance of $52.9 billion with an average cost of 0.56% for the corresponding period in 2016. The decrease in interest expense on deposits and customer-related accounts during the six-month period ended June 30, 2017 was primarily due to the decrease in interest rates of deposits during the year.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $7.7 million and $12.3 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The increase in interest expense on borrowed funds was due to an increase in the interest rate paid for the three-month and six-month periods ended June 30, 2017. The average balance of total borrowings was $42.1 billion and $42.7 billion with an average cost of 2.84% and 2.77% for the three-month and six-month periods ended June 30, 2017, respectively, compared to an average balance of $49.9 billion and $50.1 billion with an average cost of 2.33% and 2.31% for the corresponding periods in 2016. The average balance of borrowed funds decreased from June 30, 2016 to June 30, 2017, primarily due to the decrease in FHLB advances as a result of maturities and terminations. The increase in interest expense on borrowed funds is due to the Company issuing $2.3 billion of long-term debt at higher fixed rates in 2017 to increase liquidity and to meet the FRB TLAC requirement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2017 was $604.8 million and $1.3 billion, compared to $613.8 million and $1.5 billion for the corresponding periods in 2016. This decrease for the six-month period ended June 30, 2017 was primarily related to the buildup of the allowance for loan and lease losses ("ALLL") coverage ratio throughout 2016, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(in thousands)
ALLL, beginning of period	$3,922,863	$3,567,864	$3,814,464	$3,246,145
Charge-offs:
Commercial	(60,514)	(33,604)	(86,687)	(76,613)
Consumer	(1,128,919)	(1,032,129)	(2,366,199)	(2,174,289)
Total charge-offs	(1,189,433)	(1,065,733)	(2,452,886)	(2,250,902)
Recoveries:
Commercial	9,056	21,373	19,635	47,280
Consumer	599,437	612,110	1,223,374	1,219,176
Total recoveries	608,493	633,483	1,243,009	1,266,456
Charge-offs, net of recoveries	(580,940)	(432,250)	(1,209,877)	(984,446)
Provision for loan and lease losses (1)	611,685	630,273	1,349,021	1,504,188
ALLL, end of period	$3,953,608	$3,765,887	$3,953,608	$3,765,887
Reserve for unfunded lending commitments, beginning of period	$120,396	$173,568	$122,419	$149,020
Provision for unfunded lending commitments (1)	(6,917)	(16,506)	(8,807)	8,041
Loss on unfunded lending commitments	(1,668)	(166)	(1,801)	(165)
Reserve for unfunded lending commitments, end of period	111,811	156,896	111,811	156,896
Total allowance for credit losses ("ACL"), end of period	$4,065,419	$3,922,783	$4,065,419	$3,922,783

(1) The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs increased $148.7 million for the three-month period ended June 30, 2017, and increased $225.4 million for the six-month period ended June 30, 2017 compared to the corresponding periods in 2016.

Commercial charge-offs increased $26.9 million and $10.1 million for the three-month and six-month periods ended June 30, 2017, respectively compared to the corresponding periods in 2016. The three-month increase was primarily due to a $26.9 million increase in Commercial real estate charge-offs, and the six-month increase was primarily due to a $23.4 million increase in Commercial Banking charge-offs, offset by a $10.0 million decrease in Commercial Fleet charge-offs.

Commercial recoveries decreased $12.3 million and $27.6 million for the three-month and six-month periods ended June 30, 2017, respectively compared to the corresponding periods in 2016. The three-month decrease was primarily due to a $5.8 million decrease in commercial real estate recoveries, and a $5.7 million decrease in commercial fleet recoveries. Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were 0.12% and 0.16% for the three-month and six-month periods ended June 30, 2017, respectively.

Consumer charge-offs increased $96.8 million and $191.9 million for the three-month and six-month periods ended June 30, 2017, respectively compared to the corresponding periods in 2016. The three-month increase was primarily due to a $96.9 million increase in Consumer Auto loan charge-offs, and the six-month increase was due to a $189.8 million increase in Consumer Auto loan charge-offs which were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and less benefit from bankruptcy sales.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer recoveries decreased $12.7 million and increased $4.2 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The three-month decrease was primarily due to a $13.1 million decrease in Consumer Auto recoveries and the six-month increase was primarily due to a $7.7 million increase in Consumer Auto loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 1.2% and 2.6% for the three-month and six-month periods ended June 30, 2017, respectively, compared to 0.9% and 2.2% for the corresponding periods in 2016.

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Consumer fees	$120,047	$129,802	$232,113	$263,271	$(9,755)	(7.5)%	$(31,158)	(11.8)%
Commercial fees	42,287	50,518	84,589	97,726	(8,231)	(16.3)%	(13,137)	(13.4)%
Mortgage banking income, net	15,092	11,546	28,266	27,896	3,546	30.7%	370	1.3%
Bank-owned life insurance	14,052	16,437	31,351	30,165	(2,385)	(14.5)%	1,186	3.9%
Lease income	489,043	456,946	985,087	877,802	32,097	7.0%	107,285	12.2%
Miscellaneous income	39,377	24,528	86,415	62,844	14,849	60.5%	23,571	37.5%
Net gains recognized in earnings	9,049	30,764	9,569	58,014	(21,715)	(70.6)%	(48,445)	(83.5)%
Total non-interest income	$728,947	$720,541	$1,457,390	$1,417,718	$8,406	1.2%	$39,672	2.8%

Total non-interest income increased $8.4 million and $39.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The increases for the three-month and six-month periods ended June 30, 2017 were primarily due to lease income associated with the continued growth of lease portfolio and RICs. This was offset by a decrease in net gains recognized on investment securities due to no securities sales in the three-month and six-month periods ended June 30, 2017, and a decrease in consumer loan fees due to the reduction of loans serviced by the Company.

Consumer Fees

Consumer fees decreased $9.8 million and $31.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding period in 2016. The decrease in consumer fees for the three-month and six-month periods ended June 30, 2017 was primarily due to a $23.3 million and $48.6 million decrease in loan fee income, which was attributable to the reduction of loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2017. This was partially offset by an increase in other consumer fees including credit cards and consumer deposit fees.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine ("ATM") fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $8.2 million and $13.1 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016, primarily due to a decrease in unused line of credit fees of $3.5 million and a decrease of $5.9 million due to a decrease in syndication fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Mortgage and multifamily servicing fees	$10,452	$10,793	$21,076	$21,610	$(341)	(3.2)%	$(534)	(2.5)%
Net gains on sales of residential mortgage loans and related securities	1,324	7,035	5,676	10,512	(5,711)	(81.2)%	(4,836)	(46.0)%
Net gains on sales of multifamily mortgage loans	900	900	1,200	1,300	—	—%	(100)	(7.7)%
Net gains on hedging activities	8,900	10,895	9,946	32,970	(1,995)	(18.3)%	(23,024)	(69.8)%
Net gains/(losses) from changes in MSR fair value	(1,193)	(11,468)	263	(25,824)	10,275	(89.6)%	26,087	(101.0)%
MSR principal reductions	(5,291)	(6,609)	(9,895)	(12,672)	1,318	(19.9)%	2,777	(21.9)%
Total mortgage banking income, net	$15,092	$11,546	$28,266	$27,896	$3,546	30.7%	$370	1.3%

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

Mortgage banking revenue increased $3.5 million and $0.4 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The increases for 2017 were primarily attributable to $10.3 million of higher net gains from changes in MSR fair value, offset by $5.7 million of lower net gains on sales of residential mortgage loans and related securities.

Since 2015, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%
September 30, 2016	3.50%	2.88%
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%
June 30, 2017	4.13%	3.38%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $0.3 million and $0.5 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. At June 30, 2017 and 2016, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $414.2 million and $770.4 million, respectively. The decrease in loans serviced for others is primarily due to pay downs received during the remainder of 2016 and 2017.

Net gains on sales of residential mortgage loans and related securities decreased $5.7 million and $4.8 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. For the three-month and six-month periods ended June 30, 2017, the Company sold $940.0 million of mortgage loans for gains of $5.7 million, compared to $889.7 million of loans sold for gains of $10.5 million for the corresponding period in 2016.

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

The net gains on sales of multifamily mortgage loans for the three-month and six-month periods ended June 30, 2017 changed by an immaterial amount when compared to the corresponding periods in 2016. These changes were primarily due to a $0.9 million and $1.2 million release in the FNMA recourse reserve for the three-month and six-month periods ended June 30, 2017, respectively, compared to $0.9 million and $1.3 million releases for the corresponding periods in 2016.

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

At June 30, 2017, the Company serviced loans with a principal balance of $253.5 million, for FNMA compared to $341.7 million at December 31, 2016. These loans had a credit loss exposure of $34.4 million as of both June 30, 2017 and December 31, 2016. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of June 30, 2017 and December 31, 2016, the Company had a liability of $2.6 million and $3.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Net gains on hedging activities decreased $2.0 million and $23.0 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. This variance for the three-month and six-month periods ended June 30, 2017 was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net losses and gains from changes in MSR fair value were a loss of $1.2 million and a gain of $0.3 million for the three-month and six-month periods ended June 30, 2017 and a net loss of $11.5 million and $25.8 million for the corresponding period in 2016. The value of the related MSRs carried at fair value at June 30, 2017 and December 31, 2016 was $146.1 million and $146.6 million, respectively. The MSR asset fair value changes for the three-month and six-month periods ended June 30, 2017 were the result of fluctuations in interest rates.

The Company recognized $5.3 million and $9.9 million of principal reductions for the three-month and six-month periods ended June 30, 2017, compared to $6.6 million and $12.7 million for the corresponding periods in 2016. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing and generally follows along with interest rates.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $2.4 million and increased $1.2 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lease income

Lease income increased $32.1 million and $107.3 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016, respectively. The average leased vehicle portfolio balance as of June 30, 2017 and June 30, 2016 was $9.8 billion and $9.0 billion, respectively. These increases were the result of the growth of the Company's lease portfolio.

Miscellaneous Income

Miscellaneous income increased $14.8 million and $23.6 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. This was primarily due to an increase in gain on sale of operating leases of $28.7 million and $46.5 million for the three-month and six-month periods ended June 30, 2017, respectively, and an increase in gain on sale of other assets of $48.2 million and $51.6 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. This was offset by a decrease in other income of $27.4 million and $39.2 million, during the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. For further discussion, please see Note 16 to the Condensed Consolidated Financial Statements.

Net gains recognized in earnings

The Company recognized $9.0 million and $9.6 million of gains for the three-month and six-month periods ended June 30, 2017, respectively, in net gains on sales of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month and six-month periods ended June 30, 2017 was primarily comprised of the sale of MBS with a book value of $555.6 million for a gain of $9.3 million.

The Company recognized $30.8 million and $58.0 million for the three-month and six-month periods ended June 30, 2016, respectively, in net gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended June 30, 2016 was primarily comprised of the sale of corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS, including FHLMC swap and hold fixed rate securities and CMOs, with a book value of$1.3 billion for a gain of $24.7 million. The net gain realized for the six-month period ended June 30, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the sale of corporate debt securities with a book value of$1.4 billion for a gain of $5.9 million, the sale of MBS, including FHLMC swap and hold fixed rate securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million, and the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Compensation and benefits	$455,616	$420,319	$907,857	$855,951	$35,297	8.4%	$51,906	6.1%
Occupancy and equipment expenses	163,553	151,453	326,264	297,284	12,100	8.0%	28,980	9.7%
Technology expense	66,502	71,370	122,275	126,589	(4,868)	(6.8)%	(4,314)	(3.4)%
Outside services	59,003	68,618	107,278	145,011	(9,615)	(14.0)%	(37,733)	(26.0)%
Marketing expense	36,754	21,564	68,218	42,042	15,190	70.4%	26,176	62.3%
Loan expense	95,872	104,261	194,217	206,891	(8,389)	(8.0)%	(12,674)	(6.1)%
Lease expense	369,240	322,159	728,032	614,993	47,081	14.6%	113,039	18.4%
Other administrative expenses	95,096	105,128	197,334	201,493	(10,032)	(9.5)%	(4,159)	(2.1)%
Total general and administrative expenses	$1,341,636	$1,264,872	$2,651,475	$2,490,254	$76,764	6.1%	$161,221	6.5%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total general and administrative expenses increased $76.8 million and $161.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $35.3 million and $51.9 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The primary driver of these increases was the Company's salary expense which resulted in a $13.6 million and $22.4 million expense increase for the three-month and six-month periods ended June 30, 2017, respectively. The Company also had an increase in bonus expenses of $11.4 million for the three-month period ended June 30, 2017, but a decrease in bonus expense for the six-month period ended June 30,2017 compared to the corresponding periods in 2016. The decrease in bonus expense for the six- month period ended June 30, 2017 was caused by a $15.5 million bonus release made during the first quarter of 2017.

•
Occupancy and equipment expenses increased $12.1 million and $29.0 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. This was primarily due to an increase in depreciation expense of $6.4 million and $11.7 million for the three-month and six-month periods ended June 30, 2017, respectively. These increases were due to more assets being placed in service. There were also $6.7 million and $13.0 million increases in maintenance and repair expense and other occupancy and equipment expenses for the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding period in 2016.

•
Outside services decreased $9.6 million and $37.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. This was primarily due to a decrease in consulting service fees of $7.2 million and $34.2 million which related to regulatory initiatives, including preparation for meeting the requirements of the IHC during 2016.

•
Marketing expense increased $15.2 million and $26.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding period in 2016. These increases were primarily due to expenses such as direct mail, advertising and outside marketing associated with corporate marketing campaigns.

•
Loan expense decreased $8.4 million and $12.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to decreases of $8.5 million and $10.1 million in loan origination expenses.

•
Lease expense increased $47.1 million and $113.0 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to the continued growth of the Company's leased vehicle portfolio and accumulation of depreciation associated with that portfolio.

•
Other administrative expenses decreased $10.0 million and $4.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily attributable to a decrease in other administrative expenses is due to lower operational risk expenses and miscellaneous expenses for three-month and six-month periods ended June 30, 2017.

OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar (decrease)/increase	Percentage	Dollar (decrease)/increase	Percentage
	(dollars in thousands)
Amortization of intangibles	$15,424	$17,754	$30,915	$35,686	$(2,330)	(13.1)%	$(4,771)	(13.4)%
Deposit insurance premiums and other expenses	17,596	13,505	35,426	39,017	4,091	30.3%	(3,591)	(9.2)%
Loss on debt extinguishment	3,991	45,573	10,740	78,445	(41,582)	(91.2)%	(67,705)	(86.3)%
Other miscellaneous expenses	7,535	1,286	10,541	5,563	6,249	485.9%	4,978	89.5%
Total other expenses	$44,546	$78,118	$87,622	$158,711	$(33,572)	(43.0)%	$(71,089)	(44.8)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total other expenses decreased $33.6 million and $71.1 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The primary factors contributing to these decreases were:

•
Amortization of intangibles decreased $2.3 million and $4.8 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to a portion of the Company's core deposit intangibles becoming fully amortized in the second quarter of 2016, thereby reducing intangibles in 2017.

•
Deposit insurance premiums and other expenses increased $4.1 million and decreased $3.6 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The expense for the three-month and six-month periods ended June 30, 2016 included a $6.2 million contingent loss on a transfer of $9 billion of unfunded credit facilities to Santander, which did not recur in 2017. This decrease in costs was offset by the impairment of internally developed software during the three-month period ended June 30, 2017.

•
Losses on debt extinguishment decreased $41.6 million and $67.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. These expenses were primarily related to early termination fees incurred by the Company in association with the termination of FHLB advances in 2016. During the three-month and six-month periods ended June 30, 2016, the Bank terminated $1.5 billion and $2.8 billion of FHLB advances, incurring costs of $45.6 million and $78.4 million. During the three-month and six-month periods ended June 30, 2017, a $4.0 million charge on the buyback of REIT preferred stock was incurred and a tender offer on Bank debt resulted in a charge of $6.7 million.

•
Other miscellaneous expenses increased $6.2 million and $5 million for the three-month and six-month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. These increases were primarily due to the impairment of capitalized software of $6.6 million in the three-month period ended June 30, 2017.

INCOME TAX PROVISION

An income tax provision of $92.0 million and $170.9 million was recorded for the three-month and six-month periods ended June 30, 2017, respectively, compared to $153.3 million and $232.1 million for the corresponding periods in 2016. This resulted in effective tax rates ("ETR") of 24.2% and 27.5% for the three-month and six-month periods ended June 30, 2017, respectively, compared to 35.8% and 37.6% for the corresponding periods in 2016.

The decrease in the ETR for the three-month and six-month periods ending June 30, 2017 was predominantly due to the undistributed net earnings of a Puerto Rico subsidiary that will be indefinitely reinvested outside the U.S., in addition to the increase in certain tax credits.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2017 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

Net interest income increased $44.3 million and $125.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The average balances of the Consumer and Business Banking segment's gross loans were $17.0 billion and $17.0 billion for the three-month and six-month periods ended June 30, 2017, compared to $16.8 billion and $16.8 billion for the corresponding periods in 2016. The average balances of deposits were $41.9 billion and $41.6 billion for the three-month and six-month periods ended June 30, 2017, compared to $40.8 billion and $40.5 billion for the corresponding periods in 2016, primarily driven by growth in non-interest-bearing deposits. Total non-interest income increased $2.2 million and decreased $10.8 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The provision for credit losses increased $1.6 million and $23.5 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Total expenses increased $9.8 million and $14.6 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

Total assets as of June 30, 2017 were $19.6 billion, compared to $19.8 billion as of June 30, 2016.

Commercial Banking

Net interest income decreased $2.0 million and increased $6.2 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Total average gross loans were $11.6 billion and $11.6 billion for the three-month and six-month periods ended June 30, 2017, compared to $12.0 billion and $11.7 billion for the corresponding periods in 2016. Total non-interest income decreased $1.1 million and $4.3 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The provision for credit losses increased $13.1 million and decreased $42.6 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016, primarily driven by reserves for the energy finance business line that were required in 2016. Total expenses increased $1.4 million and $3.5 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016.

Total assets were $11.7 billion as of June 30, 2017, compared to $12.4 billion as of June 30, 2016. Total average deposits were $7.1 billion and $7.5 billion for the three-month and six-month periods ended June 30, 2017, compared to $8.1 billion and $8.5 billion for the corresponding periods in 2016.

Commercial Real Estate

Net interest income increased $5.9 million and $10.7 million during the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. The average balance of this segment's gross loans decreased to $14.3 billion and $14.4 billion during the three-month and six-month periods ended June 30, 2017, compared to $15.5 billion and $15.4 billion for the corresponding periods in 2016. The average balance of deposits was $898.5 million and $912.4 million for the three-month and six-month periods ended June 30, 2017, compared to $818.7 million and $773.6 million for the corresponding periods in 2016. Total non-interest income decreased $3.4 million and $6.1 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The provision for credit losses decreased $13.6 million and $26.9 million for the three-month and six-month periods ended June 30, 2017 compared the corresponding periods in 2016. Total expenses decreased $3.3 million and $3.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Total assets were $14.1 billion as of June 30, 2017, compared to $15.4 billion as of June 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GCB

Net interest income decreased $19.7 million and $37.1 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The average balance of this segment's gross loans were $6.2 billion and $6.8 billion for the three-month and six-month periods ended June 30, 2017, compared to $9.8 billion and $9.9 billion for the corresponding periods in 2016. The average balance of deposits was $2.2 billion and $2.3 billion for the three-month and six-month periods ended June 30, 2017, compared to $1.9 billion for the corresponding periods in 2016. Total non-interest income decreased $4.6 million and $13.9 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The provision for credit losses increased $30.1 million and decreased $19.1 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016. Total expenses increased $1.5 million and decreased $13.2 million for the three-month and six-month periods ended June 30, 2017, compared to the corresponding period in 2016.

Total assets were $7.0 billion as of June 30, 2017, compared to $12.0 billion as of June 30, 2016.

Other

Net interest income increased $39.0 million and decreased $2.4 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Total non-interest income decreased $34.2 million and $47.6 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The provision for credit losses increased $2.7 million and $4.9 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Total expenses decreased $39.9 million and $82.3 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016.

Total assets were $42.9 billion as of June 30, 2017, compared to $43.1 billion as of June 30, 2016.

SC

Net interest income decreased $76.0 million and $196.6 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The decrease was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2017 due to higher market rates and increased spreads. Total non-interest income increased $65.0 million and $146.7 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. The provision for credit losses increased $8.6 million and decreased $16.5 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016. Total expenses increased $69.9 million and $163.6 million for the three-month and six-month periods ended June 30, 2017 compared to the corresponding periods in 2016.

Total assets were $39.5 billion as of June 30, 2017, compared to $38.5 billion as of June 30, 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan held for investment portfolio consisted of the following at the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$9,799,724	11.8%	$10,112,043	11.8%	$10,410,998	11.8%
Commercial and industrial loans and other commercial	23,032,638	27.8%	25,644,405	29.9%	27,134,937	30.8%
Multifamily	8,240,516	9.9%	8,683,680	10.1%	9,225,985	10.5%
Total Commercial Loans (1)	41,072,878	49.5%	44,440,128	51.8%	46,771,920	53.1%
Consumer loans secured by real estate:
Residential mortgages	8,040,363	9.7%	7,775,272	9.1%	7,519,954	8.5%
Home equity loans and lines of credit	5,903,913	7.1%	6,001,192	7.0%	6,078,463	6.9%
Total consumer loans secured by real estate	13,944,276	16.8%	13,776,464	16.1%	13,598,417	15.4%
Consumer loans not secured by real estate:
RICs and auto loans - originated	23,466,768	28.3%	22,104,918	25.8%	20,903,940	23.8%
RICs and auto loans - purchased	2,554,220	3.1%	3,468,803	4.0%	4,629,815	5.3%
Personal unsecured loans	1,229,497	1.5%	1,234,094	1.4%	1,189,787	1.4%
Other consumer	689,140	0.8%	795,378	0.9%	908,720	1.0%
Total Consumer Loans	41,883,901	50.5%	41,379,657	48.2%	41,230,679	46.9%
Total loans held for investment ("LHFI")	$82,956,779	100.0%	$85,819,785	100.0%	$88,002,599	100.0%
Total LHFI with:
Fixed	$50,623,536	61.0%	$51,752,761	60.3%	$52,233,658	59.4%
Variable	32,333,243	39.0%	34,067,024	39.7%	35,768,941	40.6%
Total LHFI	$82,956,779	100.0%	$85,819,785	100.0%	$88,002,599	100.0%

(1)As of June 30, 2017, the Company had $263.0 million of loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $3.4 billion, or 7.6%, from December 31, 2016 to June 30, 2017, and decreased $5.7 billion, or 12.2%, from June 30, 2016 to June 30, 2017. The decrease from December 31, 2016 to June 30, 2017 was primarily due to a decrease in commercial and industrial loans of $2.7 billion, which includes payoffs to approximately 900 loans totaling $1.5 billion. Additionally, there was a decrease in multifamily loans of $443.2 million as the company switches it's focus to Commercial Real Estate banking. Commercial real estate loans decreased $312.3 million offset by an increase of $70.6 million in Other commercial loans.

	At June 30, 2017, Maturing
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$2,396,397	$5,738,352	$1,664,975	$9,799,724
Commercial and industrial loans and other	9,350,567	11,383,353	2,458,970	23,192,890
Multi-family loans	999,929	6,258,012	982,575	8,240,516
Total	$12,746,893	$23,379,717	$5,106,520	$41,233,130
Loans with:
Fixed rates	$4,012,904	$10,539,225	$2,066,922	$16,619,051
Variable rates	8,733,989	12,840,492	3,039,598	24,614,079
Total	$12,746,893	$23,379,717	$5,106,520	$41,233,130

(1) Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $167.8 million, or 1.2%, from December 31, 2016 to June 30, 2017, and increased $345.9 million, or 2.5%, from June 30, 2016 to June 30, 2017. The increase from December 31, 2016 to June 30, 2017 was comprised of an increase in the residential mortgage portfolio of $265.1 million, offset by a decrease in the home equity loans and lines of credit portfolio of $97.3 million.

Consumer Loans Not Secured By Real Estate

The consumer loan portfolio not secured by real estate increased $336.4 million, or 1.2%, from December 31, 2016 to June 30, 2017, and increased $307.4 million, or 1.1%, from June 30, 2016 to June 30, 2017. The increase was primarily due to the $1.4 billion increase in the RIC and auto loans - originated portfolio. The growth was offset by a decrease in the RIC and auto loan portfolio - purchased portfolio of $914.6 million. This decrease is due to run-off of the portfolio.

As of June 30, 2017, 68.8% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a FICO® score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO® scores, debt-to-income ("DTI") ratios, loan-to-value ("LTV") ratios, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

	June 30, 2017		December 31, 2016
Credit Score Range(2)	RICs and auto loans(3)		RICs and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICO®(1)	5.2%	59.2%	5.5%	61.7%
<600	60.9%	20.6%	60.1%	20.6%
600-639	19.0%	9.0%	19.4%	7.9%
>=640	14.9%	11.2%	15.0%	9.8%
Total	100.0%	100.0%	100.0%	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs include $1.1 billion and $924.7 million of LHFS at June 30, 2017 and December 31, 2016, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines.
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

At June 30, 2017, a typical RIC was originated with an average annual percentage rate of 15.6% and was purchased from the dealer at a discount of 0.3%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of June 30, 2017, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. In connection with this review, on October 9, 2015, SC delivered a 90-day notice of termination of its loan purchase agreement with LendingClub. On February 1, 2016, SC completed the sale of substantially all of its LendingClub loans to a third-party buyer at an immaterial premium to par value. On April 14, 2017, SC sold the remaining portfolio, comprised of personal installment loans, to a third-party buyer.

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

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate include RICs acquired from manufacturer-franchised dealers in connection with their sale of used and new automobiles and trucks, as well as acquired consumer marine, RV and credit card loans. Credit risk is mitigated to the extent possible through early and robust collection practices, which includes the repossession of vehicles.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$126,357	$179,220
Commercial and industrial loans and other commercial	286,729	193,465
Multifamily	6,212	8,196
Total commercial loans	419,298	380,881
Consumer:
Residential mortgages	265,454	287,140
Consumer loans secured by real estate	118,860	120,065
RICs and auto loans - originated	1,284,957	1,045,587
RICs - purchased	260,759	284,486
Personal unsecured and other consumer	16,004	17,895
Total consumer loans	1,946,034	1,755,173
Total non-accrual loans	2,365,332	2,136,054

Other real estate owned	108,046	116,705
Repossessed vehicles	161,020	173,754
Other repossessed assets	1,834	3,838
Total other real estate owned and other repossessed assets	270,900	294,297
Total non-performing assets	$2,636,232	$2,430,351

Past due 90 days or more as to interest or principal and accruing interest	$143,984	$93,846
Annualized net loan charge-offs to average loans (1)	2.8%	2.7%
Non-performing assets as a percentage of total assets	2.0%	1.8%
Non-performing loans ("NPLs") as a percentage of total loans	2.8%	2.4%
ALLL as a percentage of total NPLs	167.1%	178.6%

(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended June 30, 2017.

No commercial loans were 90 days or more past due and still accruing interest as of June 30, 2017. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $137.2 million and $120.7 million at June 30, 2017 and December 31, 2016, respectively. Potential problem consumer loans amounted to $4.2 billion and $4.3 billion at June 30, 2017 and December 31, 2016, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period, to $2.6 billion, or 2.0% of total assets, at June 30, 2017, compared to $2.4 billion, or 1.8% of total assets, at December 31, 2016, primarily attributable to an increase in NPLs in the commercial and industrial and RIC auto loan portfolios, offset by a decrease in the mortgage and home equity loan portfolios.

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

Commercial

Commercial NPLs increased $38.4 million from December 31, 2016 to June 30, 2017. At June 30, 2017, commercial NPLs accounted for 1.0% of commercial LHFI, compared to 0.9% of commercial LHFI at December 31, 2016. The increase in commercial NPLs was comprised of an $81.8 million increase in the commercial and industrial portfolio, primarily with customers related to the energy sector, offset by a decrease of $52.9 million in the commercial real estate portfolio.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017		December 31, 2016
	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
	(dollars in thousands)
NPLs	$265,454	$118,860	$287,140	$120,065
Total LHFI	8,040,363	5,903,913	7,775,272	6,001,192
NPLs as a percentage of total LHFI	3.3%	2.0%	3.7%	2.0%
NPLs in foreclosure status	55.6%	34.0%	58.6%	38.4%

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

NPLs in the RIC and auto loan portfolio increased $215.6 million from December 31, 2016 to June 30, 2017. The increase was comprised of a $239.4 million increase in RICs and auto loans-originated offset by a $23.7 million decrease in RICs - purchased. At June 30, 2017, non-performing RICs and auto loans accounted for 5.9% of total RIC and auto loans held for investment, compared to 5.2% of total RICs and auto loans at December 31, 2016. NPLs in the unsecured and other consumer loan portfolio decreased $1.9 million from December 31, 2016 to June 30, 2017. At June 30, 2017 and December 31, 2016, non-performing personal unsecured and other consumer loans accounted for 0.8% and 0.9% of total unsecured and other consumer loans, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosure Activity
The percentage of NPLs in foreclosure status decreased from 58.6% at December 31, 2016 to 55.6% at June 30, 2017 for residential mortgages and from 38.4% at December 31, 2016 to 34.0% at June 30, 2017 for Home Equity loans.
The dollar value of NPLs in foreclosure status decreased from $168.2 million at December 31, 2016 to $147.5 million at June 30, 2017 for residential mortgages and from $46.2 million at December 31, 2016 to $40.4 million at June 30, 2017 for Home Equity loans.
The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes for residential mortgage loans; differences in risk profiles; and mortgage loans located outside the Northeast and Mid-Atlantic United States.
In recent years, select states within the Bank’s footprint have experienced delays in the foreclosure process and therefore, impact NPL volume. Counties in New Jersey have historically displayed significant delays in foreclosure sale timelines and New York has been experiencing similar court delays which impacts foreclosure inventory outflow.
Puerto Rico’s economy remains immerse in an economic and fiscal crisis that has already extended for 11-years. The island’s economy continues experiencing adjustments related to the aftermath of the housing market crisis, to the banking industry consolidation in 2010; and to multiple rounds of austerity measures implemented in recent years in an attempt to stabilize the public sector fiscal crisis. These circumstances have eroded confidence and prolonged the contraction in economic activity.
The following table represents the concentration of foreclosures by state and U.S territories for the Company as a percentage of total foreclosures at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016

Puerto Rico	54.2%	60.0%
New York	12.3%	10.7%
Massachusetts	10.8%	7.0%
All other states(1)	22.7%	22.3%
(1) States included in this category individually represent less than 10% of total foreclosures.

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 98.6% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 53.8% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

Alt-A Loans

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At June 30, 2017 and December 31, 2016, the residential mortgage portfolio included the following Alt-A loans:

	June 30, 2017	December 31, 2016
	(dollars in thousands)

Alt-A loans	$431,579	$476,229
Alt-A loans as a percentage of the residential mortgage portfolio(1)	5.2%	5.8%
Alt-A loans in NPL status	$42,501	$48,189
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	16.0%	16.8%

(1) Includes residential mortgage held for sale

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The performance of the Alt-A segment has remained poor, averaging a 9.8% NPL ratio in 2017. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 2.0% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 16.0% at June 30, 2017. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

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

The following table summarizes TDRs at the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Performing
Commercial	$165,108	$214,474
Residential mortgage	278,114	268,777
RICs and auto loans	4,981,017	4,556,770
Other consumer	129,786	129,767
Total performing	5,554,025	5,169,788
Non-performing
Commercial	203,562	148,038
Residential mortgage	122,896	139,274
RICs and auto loans	596,401	604,864
Other consumer	44,594	44,951
Total non-performing	967,453	937,127
Total	$6,521,478	$6,106,915

Performing TDRs totaled $5.6 billion at June 30, 2017, an increase of $384.2 million compared to December 31, 2016. Non-performing TDRs totaled $1.0 billion at June 30, 2017, an increase of $30.3 million compared to December 31, 2016.

The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2017		Six-Month Period Ended June 30, 2016
	RICs and auto loans	All other loans(1)	RICs and auto loans	All other loans(1)
	(in thousands)
TDRs, beginning of period	$5,161,935	$944,981	$3,866,235	$800,220
New TDRs(2)	2,062,608	163,156	1,597,316	213,608
Charged-Off TDRs	(1,091,066)	(132,541)	(691,772)	(40,844)
Sold TDRs	—	(7,252)	—	(3,321)
Payments on TDRs	(556,121)	(24,222)	(317,734)	(50,454)
TDRs, end of period	$5,577,356	$944,122	$4,454,045	$919,209
(1) Excludes SC personal unsecured loans, which amounted to $28.5 million and $21.7 million at June 30, 2017 and 2016, respectively, which were reclassified to LHFS during the third quarter of 2015.
(2) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Performing commercial TDRs were $165.1 million, or 44.8% of total commercial TDRs at June 30, 2017 compared to $214.5 million, or 59.2% of total commercial TDRs at December 31, 2016. The change in performing commercial TDRs is primarily attributable to payoffs from two material borrowers who were current and performing. The increase in non-performing commercial TDRs can be attributed to four material new obligors being modified during the period, comprising $75.3 million of the increase.

Residential Mortgages

Performing residential mortgage TDRs increased from $268.8 million, or 65.9% of total residential mortgage TDRs at December 31, 2016, to $278.1 million, or 69.4% of total residential TDRs at June 30, 2017.

RICs

The RIC and auto loan held for investment portfolio is primarily comprised of nonprime loans (68.8% at June 30, 2017), which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 20.2% of the Company’s total RIC and auto loan portfolio at December 31, 2016 and 21.4% at June 30, 2017. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay off or charge-off.

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

Other Consumer Loans

Performing other consumer loan TDRs increased from $129.8 million, or 74.3% of total other consumer loan TDRs at December 31, 2016 to $129.8 million, or 74.4% of total other consumer loan TDRs, at June 30, 2017. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible compared to overall TDR activity.

Delinquencies

At June 30, 2017 and December 31, 2016, the Company's delinquencies consisted of the following:

	June 30, 2017					December 31, 2016
	Consumer Loans Secured by Real Estate	RICs and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$515,091	$4,139,265	$238,950	$266,821	$5,160,127	$568,517	$4,261,192	$245,588	$257,152	$5,332,449
Total Loans(1)	$14,262,290	$27,074,623	$2,890,547	$41,233,130	$85,460,590	$14,239,357	$26,498,469	$3,107,074	$44,561,193	$88,406,093
Delinquencies as a % of Loans	3.6%	15.3%	8.3%	0.6%	6.0%	4.0%	16.1%	7.9%	0.6%	6.0%

(1) Includes LHFS.

Overall, total delinquencies decreased by $172.3 million, or 3.2%, from December 31, 2016 to June 30, 2017. Consumer loans secured by real estate delinquencies decreased $53.4 million, primarily due to improvements in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies decreased $121.9 million and decreased $6.6 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. Commercial delinquencies increased $9.7 million.

ALLOWANCE FOR CREDIT LOSSES ("ACL")

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as FICO® scores and CLTV, internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	% of Loans to Total HFI Loans	Amount	% of Loans to Total HFI Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$428,248	49.5%	$449,837	51.8%
Consumer loans	3,478,337	50.5%	3,317,604	48.2%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,953,608	100.0%	3,814,464	100.0%
Reserve for unfunded lending commitments	111,811		122,418
Total ACL	$4,065,419		$3,936,882

General

The ACL increased $128.5 million from December 31, 2016 to June 30, 2017. The increase in the overall ACL was primarily attributable to continued growth in SC's RIC and auto loan portfolio.

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

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and/or additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the credit monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Company’s credit officers. The Company’s Credit Risk Review Committee assesses whether the Company’s Credit Risk Review Framework and risk management guidelines established by the Company’s Board and applicable laws and regulations are being followed, and reports key findings and relevant information to the Board. The Company’s Credit Risk Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

The portion of the ALLL related to the commercial portfolio was $428.2 million at June 30, 2017 (1.0% of commercial LHFI) and $449.8 million at December 31, 2016 (1.0% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio is, in part, due to the current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves for this portfolio during the first quarter of 2016.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 25.5% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

The allowance for consumer loans was $3.5 billion and $3.3 billion at June 30, 2017 and December 31, 2016, respectively. The allowance as a percentage of held-for-investment consumer loans was 8.3% at June 30, 2017 and 8.0% at December 31, 2016. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

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

Unallocated

Additionally, the Company reserves for certain inherent but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated ALLL was $47.0 million at June 30, 2017 and December 31, 2016.

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

The reserve for unfunded lending commitments decreased from $122.4 million at December 31, 2016 to $111.8 million at June 30, 2017. This change was primarily due to a reduction during 2016 in off-balance sheet lending commitments. During the three-month and six-month periods ended June 30, 2017, SBNA transferred $6.6 billion of unfunded commitments to extend credit to an unconsolidated related party. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and stock in the FHLB and FRB. MBS consist of pass-through, collateralized mortgage obligations ("CMOs"), and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s Investor Service at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale increased $1.4 billion to $18.4 billion at June 30, 2017, compared to $17.0 billion at December 31, 2016. During the six-month period ended June 30, 2017, the composition of the Company's investment portfolio changed due to increase in MBS, which were offset by a decrease in ABS. MBS increased by $1.8 billion primarily due to investment purchases of $3.6 billion, offset by $1.8 billion of principal paydowns and maturities. ABS securities decreased $446.9 million, primarily due to $223.8 million of principal paydowns . For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as held-to-maturity securities. Held-to-maturity securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities held-to-maturity were $1.6 billion at June 30, 2017. The Company had 22 investment securities classified as held-to-maturity as of June 30, 2017.

Total trading securities increased $8.6 million to $10.2 million at June 30, 2017, compared to $1.6 million at December 31, 2016.

Total gross unrealized losses decreased by $44.2 million to $189.4 million during the six-month period ended June 30, 2017. The majority of the decrease in unrealized losses was in the MBS portfolios. The unrealized losses decreased within the MBS portfolios by $43.2 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $730.8 million at December 31, 2016 to $723.2 million at June 30, 2017, primarily due to the Company redeeming $117.1 million of FHLB stock at par, partially offset by the Company's purchase of $88.8 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the period ended June 30, 2017, the Company did not purchase any FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at June 30, 2017 was approximately 4.59 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2017 was approximately 3.10 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury securities and government agencies	$8,401,318	$8,163,027
FNMA and FHLMC securities	9,026,086	7,639,823
State and municipal securities	27	30
Other securities (1)	972,159	1,221,345
Total investment securities available-for-sale	18,399,590	17,024,225
Investment securities held-to-maturity:
U.S. government agencies	1,575,037	1,658,644
Total investment securities held-to-maturity (2)	1,575,037	1,658,644
Trading securities	10,245	1,630
Other investments	723,201	730,831
Total investment portfolio	$20,708,073	$19,415,330

(1) Other securities primarily include corporate debt securities and ABS.
(2) Held-to-maturity securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2017:

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,811,677	$4,760,280
FHLMC	4,327,452	4,265,806
Government National Mortgage Association (1)	8,348,481	8,272,903
Government - Treasuries	1,678,867	1,677,426
Total	$19,166,477	$18,976,415

(1) Includes U.S government agency MBS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2017, goodwill totaled $4.5 billion and represented 3.3% of total assets and 19.5% of total stockholder's equity. The following table shows goodwill by reporting units at June 30, 2017:

	Consumer and Business Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Santander BanCorp	Total
	(in thousands)
Goodwill at June 30, 2017	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

The Company conducted its annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairments of goodwill were identified as a result of the annual impairment tests.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the second quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's had a deferred tax asset balance of $962.8 million and a deferred tax liability balance of $1.6 billion at June 30, 2017, compared to a deferred tax asset balance of $989.8 million and a deferred tax liability balance of $1.4 billion at December 31, 2016. The $159.9 million increase of net deferred liabilities for the six-month period ended June 30, 2017 was primarily due to a $136.9 million increase in deferred tax liabilities related to accelerated depreciation on leasing transactions; a $23.7 million decrease in deferred tax assets for unrealized gains and losses included in other comprehensive income; a $23.9 million decrease in deferred tax assets related to employee benefits; and a $15.1 million decrease in deferred tax assets established for SC loan mark-to-market adjustments under Internal Revenue Code ("IRC") Section 475; a $10.5 million increase in net deferred tax liabilities related to other temporary differences; and a $4.9 million decrease in deferred tax assets related to the ALLL, partially offset by a $37.6 million increase in deferred tax assets related to net operating loss carryforwards and tax credits; and a $17.6 million decrease in deferred tax liabilities related to unremitted foreign earnings of a subsidiary of SC. The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer in auto and other consumer loans. The mark-to-market adjustment is required under IRC Section 475 for tax purposes, but is not required for book purposes.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court. Pursuant to the First Circuit's decision, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and claim the interest expense deductions. The First Circuit ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court’s decision. On June 26, 2017 the U.S. Supreme Court denied the Company’s request, and the case has now been remanded to the Federal District Court as ordered by the Court of Appeals.

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

PREFERRED STOCK

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors paid cash dividends to preferred stockholders totaling $7.3 million and $7.8 million for the six-month periods ended June 30, 2017 and 2016, respectively.

The shares of Series C Preferred Stock are redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the FRB. As of June 30, 2017, no shares of the Series C Preferred Stock had been redeemed.

On June 28, 2017, the Company's Board of Directors declared a cash dividend on the Company's preferred stock of $3.7 million, which is payable on August 15, 2017 to shareholders of record as of the close of business on August 1, 2017.

In August 2010, Santander BanCorp, a subsidiary of the Company, issued 3.0 million shares of Series B preferred stock, $25 par value, designated as the 8.75% noncumulative preferred stock, to an affiliate. The shares of the Series B preferred stock were redeemable in whole or in part for cash on or after September 30, 2015, and semiannually thereafter on each March 31 and September 30 at the option of Santander BanCorp, with the consent of the FDIC and any other applicable regulatory authority. Dividends on the Series B preferred stock were payable when, as and if declared by the Board of Directors of Santander BanCorp.

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

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through the retention of quarterly earnings and risk-weighted asset ("RWA") optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2017 and December 31, 2016, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2017 and December 31, 2016, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month and six-month periods ended June 30, 2017.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at June 30, 2017:

	SHUSA

	June 30, 2017	Well-capitalized Requirement(1)	Minimum Requirement(2)
CET1 capital ratio	14.64%	6.50%	4.50%
Tier 1 capital ratio	16.31%	8.00%	6.00%
Total capital ratio	18.07%	10.00%	8.00%
Leverage ratio	12.96%	5.00%	4.00%

(1) As defined by Federal Reserve regulations. Presentation under a Basel III phased in basis.

	BANK

	June 30, 2017	Well-capitalized Requirement(2)	Minimum Requirement(1)
CET1 capital ratio	17.59%	6.50%	4.50%
Tier 1 capital ratio	17.59%	8.00%	6.00%
Total capital ratio	18.68%	10.00%	8.00%
Leverage ratio	13.43%	5.00%	4.00%

(2) As defined by OCC regulations. Presentation under a Basel III transitional basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2017, the Company announced that the Federal Reserve did not object to the planned capital actions described in the Company’s capital plan submitted as part of the CCAR process. That capital plan included planned capital distributions across the following categories: (1) common stock dividends from SHUSA to Santander, (2) common stock dividends from SC, (3) redemption of the remaining balance of SHUSA’s 7.908% trust preferred securities, and (4) dividends on the Company’s preferred stock and payments on its trust preferred securities. On June 28, 2017, SHUSA’s Board of Directors approved the following capital distributions for the third quarter of 2017: (1) a dividend payment of $0.45625 per share on the Company’s preferred stock, (2) a common stock dividend payment to Santander of $5.0 million, and (3) redemption of the remaining balance of the Company’s trust preferred securities. The Company remains subject to a written agreement with the FRB of Boston under which the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SC, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has over $5.6 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the six-month period ended June 30, 2017, SC completed on-balance sheet funding transactions totaling approximately $9.1 billion, including:

•	two securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $2.2 billion;

•	issuance of two retained bonds on its SDART platform for $155.0 million;

•	three securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for $3.1 billion;

•	issuance of a retained bond on its DRIVE platform for $113.0 million;

•	three private amortizing lease facilities for $1.0 billion; and

•	six top-ups of private amortizing loan and lease facilities for $2.5 billion.

SC also completed $1.5 billion in asset sales, which consisted of $261.0 million of recurring monthly sales with its third-party flow partners and $1.2 billion in sales to Santander under the new Santander Prime Auto Issuing Note ("SPAIN") securitization platform, which was effective in March 2017.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

SIS entered into a two-year revolving subordinated loan agreement with Santander effective June 8, 2015, not to exceed $290.0 million in the aggregate, which matured on June 8, 2017. SHUSA entered into a revolving loan agreement for a similar amount with SIS for an additional two-year term to mature in 2019.

As needed, SIS will draw down from a another subordinated loan in the amount of $525.0 million with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At June 30, 2017, the outstanding balance of this loan was $525.0 million, which was repaid in full in July 2017.

BSI's primary sources of liquidity are from customer deposits and deposits from affiliated banks.

BSPR's primary sources of liquidity include core deposits, FHLB borrowings, wholesale and broker deposits, and liquid investment securities.

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

Available Liquidity

As of June 30, 2017, the Bank had approximately $20.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $14.3 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2017 and December 31, 2016, liquid assets (cash and cash equivalents and LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $20.7 billion and $21.1 billion, respectively. These amounts represented 32.9% and 31.4% of total deposits at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the Bank, Banco Santander International and Banco Santander Puerto Rico had $1.1 billion, $2.5 billion, and $1.1 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BSPR has $905.4 million in committed liquidity from the FHLB, all of which was unused as of June 30, 2017 as well as $249.9 million in liquid assets aside from cash unused as of June 30, 2017.

Cash and cash equivalents

	Six-Month Period Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$2,231,758	$1,516,036
Net cash used in investing activities	(309,324)	(1,249,062)
Net cash used in financing activities	(4,418,614)	(1,852,385)

Cash provided by operating activities

Net cash provided by operating activities was $2.2 billion for the six-month period ended June 30, 2017, which was primarily comprised of net income of $451.5 million, $2.5 billion in proceeds from sales of LHFS, and $436.0 million in depreciation, amortization and accretion, partially offset by $2.4 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.5 billion for the six-month period ended June 30, 2016, which was comprised of net income of $385.1 million, $2.4 billion in proceeds from sales of LHFS, and $0.5 billion in depreciation, amortization and accretion, and , partially offset by $3.4 billion of originations of LHFS, net of repayments.

Cash used in investing activities

For the six-month period ended June 30, 2017, net cash used in investing activities was $309.3 million, primarily due to $5.1 billion of purchases of investment securities available-for-sale and $3.1 billion in operating lease purchases and originations, partially offset by $1.7 billion in normal loan activity, $3.5 billion of available-for-sale investment securities sales, maturities and prepayments, $2.1 billion in proceeds from sales and terminations of operating leases, and $551.1 million in manufacturer incentives.

For the six-month period ended June 30, 2016, net cash used in investing activities was $1.2 billion, primarily due to $8.7 billion of purchases of investment securities available-for-sale, $2.0 billion in normal loan activity, and $3.3 billion in operating lease purchases and originations, partially offset by $10.4 billion of available-for-sale investment securities sales, maturities and prepayments, $1.1 billion in proceeds from sales of LHFI, and $1.1 billion in proceeds from sales and terminations of operating leases.

Cash used in financing activities

For the six-month period ended June 30, 2017, net cash used in financing activities was $4.4 billion, which was primarily due to a decrease in net borrowing activity of $153.6 million and a $4.3 billion decrease in deposits.

Net cash used in financing activities for the six-month period ended June 30, 2016 was $1.9 billion, which was primarily due to a decrease in net borrowing activity of $2.4 billion, partially offset by a $616.0 million increase in deposits.

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

SC has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of June 30, 2017 and December 31, 2016, there were outstanding balances on these facilities of $2.8 billion and $3.7 billion, respectively. One of the facilities can be used exclusively for loan financing, and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facilities

SC also obtains financing through four investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2017 and December 31, 2016, there were outstanding balances of $699.0 million and $743.3 million, respectively, under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch (“Santander NY"), Santander provides SC with $3.3 billion of long-term committed revolving credit facilities.

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

The Company provides SC with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis maturing in March 2019. The Company also provides SC with $1.5 billion in various term loans with maturities ranging from March 2019 to March 2022. These loans eliminate in the consolidation of SHUSA.

On August 3, 2017, the Company entered into a $650.0 million loan with SC. Interest accrues on this loan at the rate of 3.44%. The note has a maturity date of August 3, 2021. This loan will eliminate in the consolidation of SHUSA.

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $4.5 billion and $7.3 billion at June 30, 2017 and December 31, 2016, respectively.

In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. The Company has completed seven securitizations year-to-date in 2017 and currently has 39 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flow Agreements

In addition to SC's credit facilities and secured structured financings, SC has a flow agreement in place with a third party for charged-off assets. Previously, SC also had flow agreements with Bank of America and CBP. However, those agreements were terminated effective January 31 and May 1, 2017, respectively.

Loans and leases sold under these flow agreements are not on SC's balance sheet but provide a stable stream of servicing fee income, and may also provide a gain or loss on sale. SC continues to actively seek additional such flow agreements.

Off-Balance Sheet Financing

Beginning in March 2017, SC has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform. As all of the notes and residual interests in the securitization are issued to Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets.

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

SIS uses liquidity primarily to support underwriting transactions.

The primary use of liquidity for BSI is to meet customer liquidity requirements, such as loan financing, maturing deposits, investment activities, fund transfers, and payment of its operating expenses.

Banco Santander Puerto Rico uses liquidity for funding loan commitments, satisfying deposit withdrawal requests, and repayments of borrowings.

Dividends and Stock Issuances

At June 30, 2017, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends paid during the six-month period ended June 30, 2017 on the Company's common stock. On January 19, 2017, SHUSA's Board of Directors declared a cash dividend on the Company's Preferred Stock of $0.45625 per share, which was paid on February 15, 2017 to shareholders of record as of the close of business on February 1, 2017. On April 19, 2017, SHUSA's Board of Directors declared a cash dividend on the Company's preferred stock of $0.45625 per share, which was paid on May 15, 2017 to shareholders of record as of the close of business on May 1, 2017. On June 28, 2017, SHUSA’s Board of Directors declared a cash dividend on the Company’s preferred stock of $0.45625 per share, which is payable on August 15, 2017 to shareholders of record as of the close of business on August 1, 2017, and a cash dividend of $5.0 million on its common stock to Santander.

As of June 30, 2017, the Company had 530,391,043 of common stock outstanding.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$5,410,571	$4,396,306	$1,014,265	$—	$—
Notes payable - revolving facilities	7,899,440	2,194,858	5,054,582	650,000	—
Notes payable - secured structured financings	23,796,457	785,083	7,012,187	11,285,964	4,713,223
Other debt obligations (1) (2)	9,643,250	2,398,560	4,563,600	1,375,342	1,305,748
Junior subordinated debentures due to capital trust entities (1) (2)	238,148	238,148	—	—	—
CDs (1)	6,382,492	4,048,843	1,341,425	975,139	17,085
Non-qualified pension and post-retirement benefits	128,328	12,903	26,203	25,396	63,826
Operating leases(3)	751,439	120,064	240,504	159,909	230,962
Total contractual cash obligations	$54,250,125	$14,194,765	$19,252,766	$14,471,750	$6,330,844

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2017. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $56.5 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 11 and Note 14 to the Condensed Consolidated Financial Statements.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans that SC has purchased, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives.

SC has extended revolving lines of credit to certain auto dealers. Under these arrangements, SC is committed to lend up to each dealer's established credit limit. At June 30, 2017 and December 31, 2016, there were outstanding balances of $26,000 and $2.5 million, respectively, and a committed amount of $26,000 and $2.9 million.

As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting the personal loan portfolios. On February 1, 2016, SC completed the sale of substantially all LendingClub loans to a third-party buyer at an immaterial premium to par value. On April 14, 2017, SC sold the remaining portfolio comprised of personal installment loans to a third-party buyer.

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in SC's condensed consolidated financial statements. Accordingly, SC has recorded$154 million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $971.9 million at June 30, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Employment and Other Agreements

On July 2, 2015, SC announced the departure of Mr. Dundon from his roles as Chairman of the Board and Chief Executive Officer of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, he became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

As of June 30, 2017, SC has not made any payments to Mr. Dundon, nor recorded any liability or obligation, arising from or pursuant to the terms of the separation agreement. Discussions with respect to this matter are ongoing, and, if all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

The Company entered into an agreement with Mr. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon’s departure from SC. Pursuant to the separation agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014 (the "Shareholders Agreement"). Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS Shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan, which as of June 30, 2017 and December 31, 2016 had a UPB of approximately $290.0 million. Pursuant to the loan agreement, 29,598,506 shares of SC common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the “Pledge Agreement”). The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $905.4 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

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

On April 17, 2017, the Loan Agreement matured and became due and payable with a UPB of approximately $290 million as of that date. Because the borrower failed to pay obligations under the loan agreement on April 17, 2017, the borrower is in default and is currently being charged the default interest rate as defined by the loan agreement. The loan agreement generally defines the default interest rate as the Base Rate plus 2%. The Base Rate as defined in the Loan Agreement is the higher of (i) the federal funds rate plus ½ of 1% or (ii) the prime rate, which is the annual rate of interest publicly announced by the New York Branch of Santander from time to time. As of April 21, 2017, the prime rate as announced by the New York Branch of Santander was 4%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The parties continue in discussions on these matters. Completion of the transactions with Mr. Dundon is subject to receipt of applicable regulatory approvals.

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

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense, to estimate the Company's net interest income sensitivity. This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within SHUSA Board of Directors-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2017 and December 31, 2016:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2017	December 31, 2016
Down 100 basis points	(1.78)%	(2.14)%
Up 100 basis points	2.03%	2.36%
Up 200 basis points	3.34%	4.36%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2017 and December 31, 2016.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2017	December 31, 2016
Down 100 basis points	(1.08)%	(1.23)%
Up 100 basis points	(1.24)%	(0.76)%
Up 200 basis points	(3.84)%	(2.50)%

As of June 30, 2017, the Company’s MVE profile showed a decrease of 1.08% for downward parallel interest rate shocks of 100 basis points and a decrease of 1.24% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

Prior to 2017, the Company entered into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments, which were sold in 2016.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A of Financial Condition and Results of Operations — Asset and Liability Management above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

•
Established policies and procedures for the oversight of subsidiaries that includes accountability for each subsidiary for maintenance of accounting policies, evaluation of significant and unusual transactions, and regular reporting and review of changes in the control environment and related accounting processes.

To address the material weakness in SC’s control environment, risk assessment, control activities and monitoring (material weakness 2, noted above), the Company has taken the following measures:

•	Appointed an additional independent director to the Audit Committee of the Board with extensive experience as a financial expert in our industry to provide further experience on the committee.

•
Established regular working group meetings, with appropriate oversight by management of both SC and SHUSA to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	Hired a Chief Accounting Officer and other key personnel with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue the remediation efforts.

•	Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and GAAP.

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk which may impact financial reporting or the related internal controls.

•	Completed a comprehensive review and update of all accounting policies, process descriptions and control activities.

To address the material weaknesses related to the application of effective interest method for accretion (material weakness 3, noted above) and the identification, governance and monitoring of models used to estimate accretion (material weakness 7, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Enhanced its accounting documentation and review procedures of key assumptions to ensure the Company’s accretion methodology conforms to Company policy and GAAP.

•
Automated the process for the application of the effective interest rate method for accreting discounts, subvention payments from manufacturers and other origination costs on individually acquired RICs.

•	Implemented comprehensive review controls over data, inputs and assumptions used in the models.

•	Strengthened review controls and change management procedures over the models used to estimate accretion.

•	Increased accounting resources with qualified, permanent resources to ensure an adequate level of review and execution of control activities.

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

•	Implemented enhanced review controls over financial statement disclosures for credit loss allowance and TDR’s to ensure compliance with the Company’s polices and U. S. GAAP.

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses were not remediated at June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 10, 2017	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	August 10, 2017	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President