Form 10-Q
period 2017-09-30
Santander Holdings USA, Inc.
filed 2017-11-13
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. For more information regarding these risks and uncertainties as well as additional risks that the Company faces, refer to the Risk Factors detailed in Item 1A of Part 1 of the Company's annual report on Form 10-K for the year ended December 31, 2016. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and/or policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), and other changes in monetary and fiscal policies and regulations, including interest rate policies of the Federal Reserve, as well as in the impact of changes in and interpretations of generally accepted accounting principles in the United States of America ("GAAP"), the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions;

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

•
inflation, interest rate, market and monetary fluctuations, which may, among other things, reduce net interest margins and impact funding sources and the ability to originate and distribute financial products in the primary and secondary markets;

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

•	SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people and raise capital necessary to achieve its business goals and comply with regulatory requirements;

•	SHUSA’s ability to effectively manage its capital and liquidity, including approval of its capital plans by its regulators;

•	changes in credit ratings assigned to SHUSA or its subsidiaries;

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

•
SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business, including as a result of cyber attacks, technological failure, human error, fraud or malice, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the costs and effects of regulatory or judicial proceedings; and

•	adverse publicity, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ABS: Asset-backed securities	Deka Lawsuit: Purported securities class action lawsuit filed against SC on August 26, 2014
ACL: Allowance for credit losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AFS: Available-for-sale	DOJ: Department of Justice
ALLL: Allowance for loan and lease losses	DTI: Debt-to-income
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	ECOA: Equal Credit Opportunity Act
AOD: Assurance of Discontinuance	EPS: Enhanced Prudential Standards
APR: Annual percentage rate	ETR: Effective tax rate
ASC: Accounting Standards Codification	Exchange Act: Securities Exchange Act of 1934, as amended
ASU: Accounting Standards Update	FASB: Financial Accounting Standards Board
ATM: Automated teller machine	FBO: Foreign banking organization
Bank: Santander Bank, National Association	FCA: Fiat Chrysler Automobiles US LLC
BEA: Bureau of Economic Analysis	FDIC: Federal Deposit Insurance Corporation
BHC: Bank holding company	Federal Reserve: Board of Governors of the Federal Reserve System
BOLI: Bank-owned life insurance	FHLB: Federal Home Loan Bank
BSI: Banco Santander International	FHLMC: Federal Home Loan Mortgage Corporation
CBP: Citizens Bank of Pennsylvania	FICO®: Fair Isaac Corporation credit scoring model
CCAR: Comprehensive Capital Analysis and Review	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CD: Certificate(s) of deposit	FNMA: Federal National Mortgage Association
CEO: Chief Executive Officer	FRB: Federal Reserve Bank
CEVF: Commercial equipment vehicle financing	FTP: Funds transfer pricing
CET1: Common equity Tier 1	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
Change in Control: First quarter 2014 change in control and consolidation of SC	GCB: Global Corporate Banking
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	HQLA: High-quality liquid assets
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	IHC: U.S. intermediate holding company
CLTV: Combined loan-to-value	IPO: Initial public offering
CMO: Collateralized mortgage obligation	IRS: Internal Revenue Service
CMP: Civil monetary penalty	ISDA: International Swaps and Derivatives Association, Inc.
CODM: Chief Operating Decision Maker	IT: Information technology
Company: Santander Holdings USA, Inc.	Lending Club: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquired loans under flow agreements
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	LCR: Liquidity coverage ratio
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	LHFI: Loans held-for-investment
CPR: Changes in anticipated loan prepayment rates	LHFS: Loans held-for-sale
CRA: Community Reinvestment Act	LIBOR: London Interbank Offered Rate
DCF: Discounted cash flow	LIHTC: Low Income Housing Tax Credit
DDFS: Dundon DFS LLC	LTD: Long-term debt

LTV: Loan-to-value	Santander NY: New York branch of Banco Santander, S.A.
MBS: Mortgage-backed securities	Santander UK: Santander UK plc
Massachusetts AG: Massachusetts Attorney General	SBNA: Santander Bank, National Association
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MSR: Mortgage servicing right	SC Common Stock: Common shares of SC
NCI: Non-controlling interest	SCF: Statement of cash flows
NMD: Non-maturity deposits	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NPL: Non-performing loan	SDGT: Specially Designated Global Terrorist
NSFR: Net stable funding ratio	SEC: Securities and Exchange Commission
NYSE: New York Stock Exchange	Securities Act: Securities Act of 1933, as amended
OCC: Office of the Comptroller of the Currency	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
OEM: Original equipment manufacturer	SFS: Santander Financial Services, Inc.
OIS: Overnight indexed swap	SHUSA: Santander Holdings USA, Inc.
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	SIS: Santander Investment Securities Inc.
OREO: Other real estate owned	SPAIN: Santander Prime Auto Issuing Note Trust, a securitization platform
OTTI: Other-than-temporary impairment	SPE: Special purpose entity
Parent Company: the parent holding company of Santander Bank, National Association and other consolidated subsidiaries	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
Pledge Agreement: Agreement which, pursuant to the loan agreement, 29,598,506 shares of SC’s common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement.	SSLLC: Santander Securities, LLC
REIT: Real estate investment trust	TDR: Troubled debt restructuring
RIC: Retail installment contract	TLAC: Total loss-absorbing capacity
RV: Recreational vehicle	Trusts: Securitization trusts
RWA: Risk-weighted assets	UPB: Unpaid principal balance
S&P: Standard & Poor's	VIE: Variable interest entity
Santander: Banco Santander, S.A.	VOE: Voting interest entity
Santander BanCorp: Santander BanCorp and its subsidiaries

PART I
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Cash and cash equivalents	$7,909,625	$10,035,859
Investment securities:
Available-for-sale ("AFS") at fair value	17,233,046	17,024,225
Held-to-maturity (fair value of $1,542,093 and $1,635,413 as of September 30, 2017 and December 31, 2016, respectively)	1,560,850	1,658,644
Trading securities	9,098	1,630
Other investments	708,294	730,831
Loans held-for-investment (1) (5)	81,548,699	85,819,785
Allowance for loan and lease losses ("ALLL") (5)	(3,956,145)	(3,814,464)
Net loans held-for-investment	77,592,554	82,005,321
Loans held-for-sale (2)	1,988,097	2,586,308
Premises and equipment, net (3)	883,186	996,498
Operating lease assets, net (5)(6)	10,400,560	9,747,223
Accrued interest receivable (5)	555,407	599,321
Equity method investments	223,380	255,344
Goodwill	4,454,925	4,454,925
Intangible assets, net	551,041	597,244
Bank-owned life insurance	1,790,201	1,767,101
Restricted cash (5)	3,033,587	3,016,948
Other assets (4) (5)	3,092,266	2,882,868
TOTAL ASSETS	$131,986,117	$138,360,290
LIABILITIES
Accrued expenses and payables	$2,591,266	$2,821,712
Deposits and other customer accounts	61,877,808	67,240,690
Borrowings and other debt obligations (5)	41,351,374	43,524,445
Advance payments by borrowers for taxes and insurance	181,903	163,498
Deferred tax liabilities, net	1,642,549	1,420,315
Other liabilities (5)	871,417	810,872
TOTAL LIABILITIES	108,516,317	115,981,532
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both September 30, 2017 and December 31, 2016)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2017 and December 31, 2016)	17,012,660	16,599,497
Accumulated other comprehensive loss	(145,210)	(193,208)
Retained earnings	3,368,210	3,020,149
TOTAL SHUSA STOCKHOLDER'S EQUITY	20,431,105	19,621,883
Noncontrolling interest	3,038,695	2,756,875
TOTAL STOCKHOLDER'S EQUITY	23,469,800	22,378,758
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$131,986,117	$138,360,290

(1) Loans held-for-investment ("LHFI") includes $204.7 million and $217.2 million of loans recorded at fair value at September 30, 2017 and December 31, 2016, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $1.4 billion and $1.2 billion at September 30, 2017 and December 31, 2016, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $143.5 million and $146.6 million at September 30, 2017 and December 31, 2016, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.0 billion and $2.8 billion at September 30, 2017 and December 31, 2016, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(in thousands)
INTEREST INCOME:
Loans	$1,822,384	$1,889,077	$5,530,239	$5,755,173
Interest-earning deposits	24,370	13,400	63,279	41,890
Investment securities:
Available-for-sale	93,599	60,844	270,041	235,851
Held-to-maturity	8,859	—	29,502	—
Other investments	4,688	7,641	15,876	25,224
TOTAL INTEREST INCOME	1,953,900	1,970,962	5,908,937	6,058,138
INTEREST EXPENSE:
Deposits and other customer accounts	56,707	64,288	177,524	213,135
Borrowings and other debt obligations	323,133	285,544	913,040	863,186
TOTAL INTEREST EXPENSE	379,840	349,832	1,090,564	1,076,321
NET INTEREST INCOME	1,574,060	1,621,130	4,818,373	4,981,817
Provision for credit losses	652,120	687,912	1,992,334	2,200,154
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	921,940	933,218	2,826,039	2,781,663
NON-INTEREST INCOME:
Consumer and Commercial fees	151,906	171,684	468,609	535,583
Mortgage banking income, net	14,783	22,537	43,049	50,005
Bank-owned life insurance ("BOLI")	17,807	14,150	49,159	44,315
Lease income	509,714	483,929	1,494,801	1,365,519
Miscellaneous income, net	93,805	35,637	180,217	94,842
TOTAL FEES AND OTHER INCOME	788,015	727,937	2,235,835	2,090,264
Other-than-temporary impairment ("OTTI") recognized in earnings	—	—	—	(44)
Net gains/(losses) on sale of investment securities	6,707	(364)	16,276	58,595
Net gains/(losses) recognized in earnings	6,707	(364)	16,276	58,551
TOTAL NON-INTEREST INCOME	794,722	727,573	2,252,111	2,148,815
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	452,587	426,162	1,360,444	1,282,094
Occupancy and equipment expenses	165,201	156,611	491,465	453,687
Technology expense	59,056	56,449	181,331	183,039
Outside services	46,994	57,742	154,272	207,472
Marketing expense	23,424	35,944	91,641	77,986
Loan expense	91,147	101,101	285,364	307,992
Lease expense	409,424	338,077	1,137,456	953,142
Other administrative expenses	95,712	109,189	293,046	310,078
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,343,545	1,281,275	3,995,019	3,775,490
OTHER EXPENSES:
Amortization of intangibles	15,288	17,174	46,204	52,860
Deposit insurance premiums and other expenses	19,792	17,950	55,218	56,966
Loss on debt extinguishment	5,582	10,228	16,321	88,672
Other miscellaneous expenses	1,980	198	12,521	5,779
TOTAL OTHER EXPENSES	42,642	45,550	130,264	204,277
INCOME BEFORE INCOME TAX PROVISION	330,475	333,966	952,867	950,711
Income tax provision	93,448	108,320	264,368	339,968
NET INCOME INCLUDING NONCONTROLLING INTEREST	237,027	225,646	688,499	610,743
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	75,195	77,672	230,547	257,419
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$161,832	$147,974	$457,952	$353,324

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$237,027	$225,646	$688,499	$610,743
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax (1)	(492)	53,828	3,544	6,528
Net unrealized gains/(losses) on available-for-sale investment securities, net of tax	6,538	(66,418)	42,856	112,786
Pension and post-retirement actuarial gains/(losses), net of tax	557	(4,449)	1,598	(3,319)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	6,603	(17,039)	47,998	115,995
COMPREHENSIVE INCOME	243,630	208,607	736,497	726,738
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	75,195	77,672	230,547	257,419
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$168,435	$130,935	$505,950	$469,319

(1) Excludes $0.2 million and $0.3 million of other comprehensive loss attributable to non-controlling interest ("NCI") for the three-month and nine-month periods ended September 30, 2017, respectively, compared to other comprehensive income of $9.9 million and other comprehensive loss of $11.8 million for the corresponding periods in 2016.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	115,995	353,324	—	469,319
Other comprehensive loss attributable to noncontrolling interest ("NCI")	—	—	—	—	—	(11,790)	(11,790)
Net income attributable to NCI	—	—	—	—	—	257,419	257,419
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	69	—	—	16,308	16,377
Redemption of preferred stock		(75,000)	—	—	—	—	(75,000)
Capital distribution to shareholder	—	—	(29,090)	—	—	—	(29,090)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	395	—	—	—	395
Dividends paid on preferred stock	—	—	—	—	(11,478)	—	(11,478)
Balance, September 30, 2016	530,391	$195,445	$16,601,196	$(54,535)	$3,014,239	$2,706,907	$22,463,252

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758
Cumulative-effect adjustment upon adoption of ASU 2016-09 (Note 1)	—	—	(26,456)	—	14,764	37,401	25,709
Comprehensive income attributable to Santander Holdings USA, Inc.	—	—	—	47,998	457,952	—	505,950
Other comprehensive loss attributable to NCI	—	—	—	—	—	(321)	(321)
Net income attributable to NCI	—	—	—	—	—	230,547	230,547
Impact of Santander Consumer USA Holdings Inc. stock option activity	—	—	—	—	—	14,193	14,193
Contribution of SFS from shareholder(1)	—	—	430,783	—	(108,705)	—	322,078
Capital contribution from shareholder	—	—	9,000	—	—	—	9,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(164)	—	—	—	(164)
Dividends paid on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2017	530,391	$195,445	$17,012,660	$(145,210)	$3,368,210	$3,038,695	$23,469,800

(1) Refer to footnote 1 - Basis of Presentation and Accounting Policies for additional information

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2017	2016

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$688,499	$610,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,992,334	2,200,154
Deferred tax expense	256,111	271,057
Depreciation, amortization and accretion	758,926	746,607
Net loss on sale of loans	256,072	295,883
Net gain on sale of investment securities	(16,276)	(58,595)
Net gain on sale of operating leases	(288)	(248)
OTTI recognized in earnings	—	44
Loss on debt extinguishment	16,321	88,672
Net (gain)/loss on real estate owned and premises and equipment	(23,395)	8,382
Stock-based compensation	940	13,360
Equity loss on equity method investments	747	4,719
Originations of loans held-for-sale ("LHFS"), net of repayments	(3,805,625)	(4,570,257)
Purchases of LHFS	(4,021)	(3,677)
Proceeds from sales of LHFS	4,272,628	3,859,060
Purchases of trading securities	(9,734)	(505,254)
Proceeds from sales of trading securities	18,074	525,660
Net change in:
Revolving personal loans	(139,360)	(471,061)
Other assets and BOLI (1)	(200,691)	(120,709)
Other liabilities (1)	(49,535)	240,917
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,011,727	3,135,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	1,763,305	6,755,298
Proceeds from prepayments and maturities of available-for-sale investment securities	3,791,545	7,897,204
Purchases of available-for-sale investment securities	(6,088,005)	(9,427,160)
Proceeds from repayments and maturities of held to maturity investment securities	140,992	—
Purchases of held to maturity investment securities	(51,506)	—
Proceeds from sales of other investments	205,445	443,715
Proceeds from maturities of other investments	560	45
Purchases of other investments	(154,928)	(151,011)
Net change in restricted cash	(22,760)	(626,970)
Proceeds from sales of LHFI	1,085,985	1,447,704
Proceeds from the sales of equity method investments	17,717	—
Distributions from equity method investments	7,572	4,244
Contributions to equity method and other investments	(55,236)	(24,057)
Purchases of LHFI	(517,844)	(162,154)
Net change in loans other than purchases and sales	2,299,699	(1,729,419)
Purchases and originations of operating leases	(4,739,735)	(4,624,096)
Proceeds from the sale and termination of operating leases	2,911,643	1,740,389
Manufacturer incentives	778,748	1,076,593
Proceeds from sales of real estate owned and premises and equipment	97,976	54,205
Purchases of premises and equipment	(103,695)	(159,608)
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,367,478	2,514,922

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(5,171,305)	2,120,695
Net change in short-term borrowings	2,105,048	(418,856)
Net proceeds from long-term borrowings	35,094,920	35,337,224
Repayments of long-term borrowings	(36,051,143)	(32,824,455)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	1,000,000	4,700,000
Repayments of FHLB advances (with terms greater than 3 months)	(4,500,000)	(12,123,672)
Net change in advance payments by borrowers for taxes and insurance	18,405	25,271
Cash dividends paid to preferred stockholders	(10,950)	(11,478)
Dividends paid on common stock	(5,000)	—
Proceeds from the issuance of common stock	5,586	2,635
Capital contribution from shareholder	9,000	—
Redemption of preferred stock	—	(75,000)
NET CASH USED IN FINANCING ACTIVITIES	(7,505,439)	(3,267,636)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(2,126,234)	2,382,743
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,035,859	9,447,003
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,909,625	$11,829,746

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	9,536	61,186
Loans transferred from held-for-investment to held-for-sale, net	4,899	41,803
Unsettled purchases of investment securities	—	4,613
Unsettled sales of investment securities	109,106	—
Residential loan securitizations	17,945	19,585
Contribution of SFS from shareholder (2)	322,078	—

(1) September 30, 2016 cash flow activity has been updated for the deferred tax classification correction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.
(2) The contribution of SFS to SHUSA was accounted for as a non-cash transaction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

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

As of September 30, 2017, SC was owned approximately 58.7% by SHUSA and 41.3% by other shareholders. Common shares of SC ("SC Common Stock") are listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

The enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve System (the "Federal Reserve") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries.

On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. ("SFS"), a finance company located in Puerto Rico, was transferred to the Company. The contribution of SFS to the Company transferred approximately $679 million of assets, which were primarily comprised of cash and cash equivalents and loans held for sale, approximately $357 million of liabilities and approximately $322 million of equity to the Company. Moreover, the Company is in the process of dissolving the business assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

SFS is an entity under common control of Santander; however its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company has determined that it will report the results of SFS on a prospective basis beginning July 1, 2017 rather than, as required by GAAP, retrospectively restate its financial statements for the contribution of SFS. As a result, SHUSA's net income is understated for the nine-month period ended September 30, 2017 and September 30, 2016 by $3.3 million and $14.7 million, respectively, and a contribution to stockholder's equity of $322.1 million was recorded on July 1, 2017, which are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

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

There was no significant impact to the Company’s Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, Consolidated Statements of Equity, or Consolidated Statement of Cash Flows for any period.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

As of September 30, 2017, with the exception of the items noted in the section captioned "Recently Adopted Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Policies

Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs"):

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the Statement of Cash Flows, and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in Accumulated Paid In Capital pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative-effect for previously unrecognized excess tax benefits totaled $27.1 million net of tax, and was recognized through an increase of $14.8 million to beginning retained earnings and $37.4 million to NCI, offset by a decrease of $26.5 million to common stock and paid in capital. The Company recorded excess tax benefits, net of tax of $194 thousand and $241 thousand in the provision for income taxes rather than as an increase to additional paid-in capital for the three-month and nine-month periods ended September 30, 2017, on a prospective basis. Therefore, the prior period presented has not been adjusted. All excess tax benefits along with other income tax cash flows will now be classified as an operating activity rather than financing activities in the Statement of Cash Flows on a prospective basis. In addition, the Company voluntarily changed its accounting policy on forfeitures from previously recognizing forfeitures based on estimating the number of awards expected to be forfeited to electing to recognize forfeiture of awards as they occur to simplify the accounting for forfeitures. This resulted in a cumulative adjustment, as a decrease to beginning retained earnings of $1.4 million.

•
In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The new rules provide that a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The same one-step impairment test will be applied to goodwill at all reporting units. The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for impairment tests performed after January 1, 2017. The Company adopted this ASU as of October 1, 2017.

The adoption of the following ASUs did not have an impact on the Company's financial position or results of operations.

•	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

•	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.

•	ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323).

•	ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU, as amended, requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 606. The amended standard will be effective for the Company for the first annual period beginning after December 15, 2017. It should be applied retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans, securities, and derivatives), the Company does not expect the new guidance to have a material impact on the elements of its Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains and losses). In addition to potential timing differences for revenue recognition under the new standard, SHUSA is evaluating the standard’s guidance for assessment of gross versus net reporting of revenues and expenses related to certain arrangements such as security underwriting. The Company is also in the process of developing additional quantitative and qualitative disclosures that are required upon the adoption of the new revenue recognition standard. The Company expects to adopt this ASU in the first quarter of 2018 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. The Company does not expect the adjustment to be material.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance, as amended, in this update supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to the existing guidance. The Company currently recognizes assets and liabilities for all of its vehicle lease transactions. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. The Company does not intend to early adopt this ASU. Adoption of this amendment must be applied on a modified retrospective approach. The Company is in the process of reviewing our existing property and equipment lease contracts, as well as service contracts that may include embedded leases. Upon adoption, the Company expects to report higher assets and liabilities from recording the present value of the future minimum lease payments of the leases.

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

•

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

•	ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

NOTE 3. INVESTMENT SECURITIES

Investment Securities Summary - Available-for-sale and Held-to-Maturity

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,669,963	$524	$(2,380)	$1,668,107
Corporate debt securities	43,798	97	—	43,895
Asset-backed securities (“ABS”)	524,503	12,315	(985)	535,833
Equity securities	11,364	1	(538)	10,827
State and municipal securities	25	—	—	25
Mortgage-backed securities (“MBS”):
U.S. government agencies - Residential	5,243,543	7,268	(44,468)	5,206,343
U.S. government agencies - Commercial	1,375,787	1,888	(9,440)	1,368,235
Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association ("FNMA") - Residential debt securities	8,482,935	11,540	(117,466)	8,377,009
FHLMC and FNMA - Commercial debt securities	23,163	—	(392)	22,771
Non-agency securities	1	—	—	1
Total investment securities AFS	$17,375,082	$33,633	$(175,669)	$17,233,046

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,857,357	$1,826	$(2,326)	$1,856,857
ABS	1,196,702	16,410	(2,388)	1,210,724
Equity securities	11,716	—	(565)	11,151
State and municipal securities	30	—	—	30
MBS:
U.S. government agencies - Residential	5,424,412	3,253	(64,537)	5,363,128
U.S. government agencies - Commercial	948,696	1,998	(8,196)	942,498
FHLMC and FNMA - Residential debt securities	7,765,003	6,712	(154,858)	7,616,857
FHLMC and FNMA - Commercial debt securities	23,636	—	(670)	22,966
Non-agency securities	14	—	—	14
Total investment securities AFS	$17,227,566	$30,199	$(233,540)	$17,024,225

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities held-to-maturity at the dates indicated:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,509,428	$2,207	$(21,100)	$1,490,535
U.S. government agencies - Commercial	51,422	136	—	51,558
Total investment securities held-to-maturity	$1,560,850	$2,343	$(21,100)	$1,542,093

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,658,644	$2,195	$(25,426)	$1,635,413
Total investment securities held-to-maturity	$1,658,644	$2,195	$(25,426)	$1,635,413

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of September 30, 2017 and December 31, 2016, the Company had investment securities available-for-sale with an estimated fair value of $6.5 billion and $7.2 billion, respectively, pledged as collateral, which was comprised of the following: $3.0 billion and $3.2 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank ("FRB"); $2.3 billion and $3.0 billion, respectively, were pledged to secure public fund deposits; $119.6 million and $109.7 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $623.8 million and $622.0 million, respectively, were pledged to deposits with clearing organizations; and $422.1 million and $271.2 million, respectively, were pledged to secure the Company's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

At September 30, 2017 and December 31, 2016, the Company had $48.1 million and $44.8 million, respectively, of accrued interest related to investment securities which is included in the Accrued interest receivable line of the Company's Condensed Consolidated Balance Sheet.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at September 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$875,069	$875,216
Due after 1 year but within 5 years	1,221,182	1,231,546
Due after 5 years but within 10 years	210,785	210,395
Due after 10 years	15,056,682	14,905,062
Total	$17,363,718	$17,222,219

Contractual maturities of the Company’s debt securities held-to-maturity at September 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due after 10 years	$1,560,850	$1,542,093
Total	$1,560,850	$1,542,093

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale and Held-to-maturity

The following tables present the aggregate amount of unrealized losses as of September 30, 2017 and December 31, 2016 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$1,028,957	$(2,380)	$—	$—	$1,028,957	$(2,380)
ABS	28,047	(280)	99,474	(705)	127,521	(985)
Equity securities	666	(11)	9,981	(527)	10,647	(538)
MBS:
U.S. government agencies - Residential	2,706,703	(34,342)	887,686	(10,126)	3,594,389	(44,468)
U.S. government agencies - Commercial	905,790	(5,797)	77,367	(3,643)	983,157	(9,440)
FHLMC and FNMA - Residential debt securities	4,382,804	(54,005)	1,587,768	(63,461)	5,970,572	(117,466)
FHLMC and FNMA - Commercial debt securities	22,316	(382)	455	(10)	22,771	(392)
Total investment securities AFS	$9,075,283	$(97,197)	$2,662,731	$(78,472)	$11,738,014	$(175,669)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$1,016,654	$(2,326)	$—	$—	$1,016,654	$(2,326)
ABS	76,552	(1,021)	111,758	(1,367)	188,310	(2,388)
Equity securities	770	(16)	9,800	(549)	10,570	(565)
MBS:
U.S. government agencies - Residential	3,831,354	(46,846)	1,027,609	(17,691)	4,858,963	(64,537)
U.S. government agencies - Commercial	532,334	(4,451)	98,918	(3,745)	631,252	(8,196)
FHLMC and FNMA - Residential debt securities	4,740,824	(58,514)	1,981,886	(96,344)	6,722,710	(154,858)
FHLMC and FNMA - Commercial debt securities	22,504	(659)	462	(11)	22,966	(670)
Total investment securities AFS	$10,220,992	$(113,833)	$3,230,433	$(119,707)	$13,451,425	$(233,540)

The following tables present the aggregate amount of unrealized losses as of September 30, 2017 and December 31, 2016 on securities in the Company’s held-to-maturity investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,198,222	$(21,100)	$—	$—	$1,198,222	$(21,100)
Total investment securities held-to-maturity	$1,198,222	$(21,100)	$—	$—	$1,198,222	$(21,100)

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
MBS:
U.S. government agencies - Residential	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)
Total investment securities held-to-maturity	$1,311,390	$(25,426)	$—	$—	$1,311,390	$(25,426)

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

The Company did not record any material OTTI in earnings related to its investment securities for the three-month and nine-month periods ended September 30, 2017 and recognized $0 thousand and $44 thousand OTTI for the three-month and nine-month periods ended September 30, 2016, respectively.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 520 individual securities at September 30, 2017) are temporary in nature since (1) they reflect the increase in interest rates which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Proceeds from the sales of AFS securities	$566,286	$—	$1,872,411	$6,755,298

Gross realized gains	$7,123	$—	$18,247	$60,328
Gross realized losses	—	—	—	(2,558)
OTTI	—	—	—	(44)
Net realized gains (1)	$7,123	$—	$18,247	$57,726
(1) Excludes the net realized gains/(losses) related to trading securities.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $7.1 million and $18.2 million for the three-month and nine-month periods ended September 30, 2017, in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended September 30, 2017 was primarily comprised of the sale of MBS's, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $558.6 million for a gain of $7.0 million. The net gain realized for the nine-month period ended September 30, 2017 was primarily comprised of the sale of U.S. Treasury securities with a book value of $739.4 million for a gain of $1.8 million, and the sale of MBS's, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $1.1 billion for a gain of $16.3 million.

The Company recognized $57.7 million for the nine-month period ended September 30, 2016, in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the nine-month period ended September 30, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million, the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, corporate debt securities sold with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS, including FHLMC residential debt securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Trading Securities

The Company held $9.1 million of trading securities as of September 30, 2017, compared to $1.6 million held at December 31, 2016. Gains and losses on trading securities are recorded within Net gains/(losses) on sale of investment securities on the Company's Condensed Consolidated Statement of Operations.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $630.2 million and $680.5 million as of September 30, 2017 and December 31, 2016, respectively. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2017, the Company purchased $65.9 million and $154.8 million of FHLB stock at par, respectively, and redeemed $88.4 million and $205.4 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the three-month and nine-month periods ended September 30, 2017, the Company did not purchase any FRB stock. Other investments also include $78.1 million and $50.4 million of low-income housing tax credit ("LIHTC") investments as of September 30, 2017 and December 31, 2016, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $50.8 billion at September 30, 2017 and $53.5 billion at December 31, 2016.

Loans that the Company intends to sell are classified as loans-held-for-sale (“LHFS”). The LHFS portfolio balance at September 30, 2017 was $2.0 billion, compared to $2.6 billion at December 31, 2016. LHFS in the residential mortgage portfolio are either reported at fair value or at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio through the provision for credit losses to value the portfolio at the lower of cost or market. Upon transferring the loans to LHFS at fair value, the adjusted ACL was released as a charge-off. Loan originations and purchases under SC’s personal lending platform during 2016 have been classified as held for sale and subsequent adjustments to lower of cost or market are recorded through Miscellaneous Income (Expense), net on the Condensed Consolidated Statements of Operations. As of September 30, 2017, the carrying value of the personal unsecured held-for-sale portfolio was $929.5 million.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method using estimated prepayment speeds, which are updated on a quarterly basis. At September 30, 2017 and December 31, 2016, accrued interest receivable on the Company's loans was $507.3 million and $554.5 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases held-for-investment by portfolio and by rate type:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial LHFI:
Commercial real estate loans	$9,690,850	11.9%	$10,112,043	11.8%
Commercial and industrial loans	15,196,539	18.6%	18,812,002	21.9%
Multifamily loans	8,293,232	10.2%	8,683,680	10.1%
Other commercial(2)	6,876,521	8.4%	6,832,403	8.0%
Total commercial LHFI	40,057,142	49.1%	44,440,128	51.8%
Consumer loans secured by real estate:
Residential mortgages	8,476,935	10.4%	7,775,272	9.1%
Home equity loans and lines of credit	5,855,086	7.2%	6,001,192	7.0%
Total consumer loans secured by real estate	14,332,021	17.6%	13,776,464	16.1%
Consumer loans not secured by real estate:
RICs and auto loans - originated	23,074,936	28.3%	22,104,918	25.8%
RICs and auto loans - purchased	2,162,540	2.7%	3,468,803	4.0%
Personal unsecured loans	1,262,591	1.5%	1,234,094	1.4%
Other consumer(3)	659,469	0.8%	795,378	0.9%
Total consumer loans	41,491,557	50.9%	41,379,657	48.2%
Total LHFI(1)	$81,548,699	100.0%	$85,819,785	100.0%
Total LHFI:
Fixed rate	$49,274,614	60.4%	$51,752,761	60.3%
Variable rate	32,274,085	39.6%	34,067,024	39.7%
Total LHFI(1)	$81,548,699	100.0%	$85,819,785	100.0%

(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.2 billion and $845.8 million as of September 30, 2017 and December 31, 2016, respectively.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the allowance for loan and lease losses (“ALLL”) and other credit quality disclosures at September 30, 2017 and December 31, 2016, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2017	December 31, 2016
	(in thousands)
Commercial LHFI:
Commercial real estate:
Corporate Banking	$3,467,935	$3,693,109
Middle Market Real Estate	5,188,460	5,180,572
Santander Real Estate Capital	1,034,455	1,238,362
Total commercial real estate	9,690,850	10,112,043
Commercial and industrial (3)	15,196,539	18,812,002
Multifamily	8,293,232	8,683,680
Other commercial	6,876,521	6,832,403
Total commercial LHFI	$40,057,142	$44,440,128

(1)	These represent the Company's loan categories based on SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $83.3 million of LHFS at September 30, 2017 and excluded $121.1 million of LHFS at December 31, 2016.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2017	December 31, 2016
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$8,476,935	$7,775,272
Home equity loans and lines of credit	5,855,086	6,001,192
Total consumer loans secured by real estate	14,332,021	13,776,464
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	23,074,936	22,104,918
RICs and auto loans - purchased (4)	2,162,540	3,468,803
Personal unsecured loans(5)	1,262,591	1,234,094
Other consumer	659,469	795,378
Total consumer LHFI	$41,491,557	$41,379,657

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $212.6 million and $462.9 million of LHFS at September 30, 2017 and December 31, 2016, respectively.

(4)	RIC and auto loans exclude $762.6 million and $924.7 million of LHFS at September 30, 2017 and December 31, 2016, respectively.

(5)	Personal unsecured loans exclude $929.5 million and $1.1 billion of LHFS at September 30, 2017 and December 31, 2016, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 change in control and consolidation of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
RICs - Purchased:
Unpaid principal balance ("UPB") (1)	$2,289,692	$3,765,714
UPB - FVO (2)	31,003	29,481
Total UPB	2,320,695	3,795,195
Purchase marks (3)	(158,155)	(326,392)
Total RICs - Purchased	2,162,540	3,468,803

RICs - Originated:
UPB (1)	23,391,153	22,527,753
Net discount	(335,015)	(441,131)
Total RICs - Originated	23,056,138	22,086,622
SBNA auto loans	18,798	18,296
Total RICs - originated post change in control	23,074,936	22,104,918
Total RICs and auto loans	$25,237,476	$25,573,721

(1) UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.
(2) The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.
(3) Includes purchase marks of $6.8 million and $6.7 million related to purchase loan portfolios on which we elected to apply the FVO at September 30, 2017 and December 31, 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company originated $5.2 billion and $6.5 billion, respectively, in Chrysler Capital loans, which represented 46% and 51%, respectively, of the total RIC originations. As of September 30, 2017 and December 31, 2016, the Company's auto RIC portfolio consisted of $6.9 billion and $7.4 billion, respectively, of Chrysler loans, which represented 31% and 32%, respectively, of the Company's auto RIC portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2017 and 2016 was as follows:

	Three-Month Period Ended September 30, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$428,247	$3,478,337	$47,023	$3,953,607
Provision for loan and lease losses	17,129	630,048	—	647,177
Other(1)	356	5,283	—	5,639
Charge-offs	(30,576)	(1,224,296)	—	(1,254,872)
Recoveries	9,635	594,959	—	604,594
Charge-offs, net of recoveries	(20,941)	(629,337)	—	(650,278)
ALLL, end of period	$424,791	$3,484,331	$47,023	$3,956,145

Reserve for unfunded lending commitments, beginning of period	$111,015	$796	$—	$111,811
Release of reserve for unfunded lending commitments	5,241	(298)	—	4,943
Loss on unfunded lending commitments	(668)	—	—	(668)
Reserve for unfunded lending commitments, end of period	115,588	498	—	116,086
Total ACL, end of period	$540,379	$3,484,829	$47,023	$4,072,231

	Nine-Month Period Ended September 30, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$449,835	$3,317,606	$47,023	$3,814,464
Provision for loan and lease losses	62,597	1,933,602	—	1,996,199
Other(1)	356	5,283	—	5,639
Charge-offs	(117,263)	(3,590,495)	—	(3,707,758)
Recoveries	29,266	1,818,335	—	1,847,601
Charge-offs, net of recoveries	(87,997)	(1,772,160)	—	(1,860,157)
ALLL, end of period	$424,791	$3,484,331	$47,023	$3,956,145
Reserve for unfunded lending commitments, beginning of period	$121,613	$806	$—	$122,419
Release of reserve for unfunded lending commitments	(3,557)	(308)	—	(3,865)
Loss on unfunded lending commitments	(2,468)	—	—	(2,468)
Reserve for unfunded lending commitments, end of period	115,588	498	—	116,086
Total ACL, end of period	$540,379	$3,484,829	$47,023	$4,072,231
Ending balance, individually evaluated for impairment(2)	$60,492	$1,765,790	$—	$1,826,282
Ending balance, collectively evaluated for impairment	364,299	1,718,541	47,023	2,129,863

Financing receivables:
Ending balance	$40,140,421	$43,396,375	$—	$83,536,796
Ending balance, evaluated under the FVO or lower of cost or fair value	83,279	1,959,926	—	2,043,205
Ending balance, individually evaluated for impairment(1)	514,846	6,650,254	—	7,165,100
Ending balance, collectively evaluated for impairment	39,542,296	34,786,195	—	74,328,491

(1) Includes transfers in for the period ending September 30, 2017.
(2) Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$528,858	$3,189,784	$47,245	$3,765,887
(Release of) / Provision for loan and lease losses	21,454	687,697	—	709,151
Charge-offs	(41,660)	(1,249,370)	—	(1,291,030)
Recoveries	21,359	608,915	—	630,274
Charge-offs, net of recoveries	(20,301)	(640,455)	—	(660,756)
ALLL, end of period	$530,011	$3,237,026	$47,245	$3,814,282

Reserve for unfunded lending commitments, beginning of period	$156,155	$743	$—	$156,898
(Release of) / Provision for unfunded lending commitments	(21,244)	5	—	(21,239)
Loss on unfunded lending commitments	(1,094)	—	—	(1,094)
Reserve for unfunded lending commitments, end of period	133,817	748	—	134,565
Total ACL, end of period	$663,828	$3,237,774	$47,245	$3,948,847

	Nine-Month Period Ended September 30, 2016
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan and lease losses	122,832	2,090,516	—	2,213,348
Charge-offs	(118,273)	(3,424,199)	—	(3,542,472)
Recoveries	68,640	1,828,621	—	1,897,261
Charge-offs, net of recoveries	(49,633)	(1,595,578)	—	(1,645,211)
ALLL, end of period	$530,011	$3,237,026	$47,245	$3,814,282

Reserve for unfunded lending commitments, beginning of period	$148,207	$814	$—	$149,021
Provision for / (Release of) unfunded lending commitments	(13,128)	(66)	—	(13,194)
Loss on unfunded lending commitments	(1,262)	—	—	(1,262)
Reserve for unfunded lending commitments, end of period	133,817	748	—	134,565
Total ACL, end of period	$663,828	$3,237,774	$47,245	$3,948,847
Ending balance, individually evaluated for impairment(1)	$146,458	$1,376,942	$—	$1,523,400
Ending balance, collectively evaluated for impairment	383,553	1,860,084	47,245	2,290,882

Financing receivables:
Ending balance	$45,812,581	$44,091,345	$—	$89,903,926
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	224,524	3,027,806	—	3,252,330
Ending balance, individually evaluated for impairment(1)	693,317	5,465,762	—	6,159,079
Ending balance, collectively evaluated for impairment	44,894,740	35,597,777	—	80,492,517

(1)	Consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2017			September 30, 2017
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$468,671	$2,792,666	$3,261,337	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	47,106	523,832	570,938	128,372	1,686,611	1,814,983
Charge-offs	(142,561)	(1,043,732)	(1,186,293)	(481,389)	(2,991,112)	(3,472,501)
Recoveries	52,406	535,677	588,083	219,547	1,574,817	1,794,364
Charge-offs, net of recoveries	(90,155)	(508,055)	(598,210)	(261,842)	(1,416,295)	(1,678,137)
ALLL, end of period	$425,622	$2,808,443	$3,234,065	$425,622	$2,808,443	$3,234,065

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2016			September 30, 2016
	Purchased	Originated	Total	Purchased	Originated	Total
	(in thousands)
ALLL, beginning of period	$615,623	$2,342,440	$2,958,063	$590,807	$1,891,989	$2,482,796
Provision for loan and lease losses	29,406	630,962	660,368	150,658	1,877,527	2,028,185
Charge-offs	(207,662)	(996,395)	(1,204,057)	(666,623)	(2,611,263)	(3,277,886)
Recoveries	155,673	442,543	598,216	518,198	1,261,297	1,779,495
Charge-offs, net of recoveries	(51,989)	(553,852)	(605,841)	(148,425)	(1,349,966)	(1,498,391)
ALLL, end of period	$593,040	$2,419,550	$3,012,590	$593,040	$2,419,550	$3,012,590

Refer to Note 14 for discussion of contingencies and possible losses related to the impact of hurricane activity in regions where the Company has lending activities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$88,459	$104,879
Middle market commercial real estate	57,536	71,264
Santander real estate capital	921	3,077
Commercial and industrial	184,089	182,368
Multifamily	10,715	8,196
Other commercial	20,767	11,097
Total commercial loans	362,487	380,881
Consumer:
Residential mortgages	284,415	287,140
Home equity loans and lines of credit	116,482	120,065
RICs and auto loans - originated	1,553,954	1,045,587
RICs - purchased	274,374	284,486
Personal unsecured loans	5,412	5,201
Other consumer	10,393	12,694
Total consumer loans	2,245,030	1,755,173
Total non-accrual loans	2,607,517	2,136,054

Other real estate owned ("OREO")	146,362	116,705
Repossessed vehicles	157,757	173,754
Foreclosed and other repossessed assets	1,711	3,838
Total OREO and other repossessed assets	305,830	294,297
Total non-performing assets	$2,913,347	$2,430,351

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	September 30, 2017
	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$21,114	$49,274	$70,388	$3,397,547	$3,467,935	$—
Middle market commercial real estate	67,854	33,344	101,198	5,087,262	5,188,460	—
Santander real estate capital	—	525	525	1,033,930	1,034,455	—
Commercial and industrial	80,116	52,117	132,233	15,147,585	15,279,818	—
Multifamily	59	1,837	1,896	8,291,336	8,293,232	—
Other commercial	72,944	4,614	77,558	6,798,963	6,876,521	10
Consumer:
Residential mortgages	282,297	217,899	500,196	8,189,377	8,689,573	—
Home equity loans and lines of credit	41,210	77,589	118,799	5,736,287	5,855,086	—
RICs and auto loans - originated	3,381,392	331,033	3,712,425	20,125,142	23,837,567	—
RICs and auto loans - purchased	551,123	51,261	602,384	1,560,156	2,162,540	—
Personal unsecured loans	104,796	107,060	211,856	1,980,284	2,192,140	96,246
Other consumer	14,978	15,774	30,752	628,717	659,469	—
Total	$4,617,883	$942,327	$5,560,210	$77,976,586	$83,536,796	$96,256

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	As of
	December 31, 2016
	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$14,973	$40,170	$55,143	$3,637,966	$3,693,109	$—
Middle market commercial real estate	6,967	57,520	64,487	5,116,085	5,180,572	—
Santander real estate capital	177	—	177	1,238,185	1,238,362	—
Commercial and industrial	46,104	33,800	79,904	18,853,163	18,933,067	—
Multifamily	7,133	2,339	9,472	8,674,208	8,683,680	—
Other commercial	45,379	2,590	47,969	6,784,434	6,832,403	1
Consumer:
Residential mortgages	230,850	224,790	455,640	7,782,525	8,238,165	—
Home equity loans and lines of credit	37,209	75,668	112,877	5,888,315	6,001,192	—
RICs and auto loans - originated	3,092,841	296,085	3,388,926	19,640,740	23,029,666	—
RICs and auto loans - purchased	800,993	71,273	872,266	2,596,537	3,468,803	—
Personal unsecured loans	89,524	103,698	193,222	2,118,474	2,311,696	93,845
Other consumer	31,980	20,386	52,366	743,012	795,378	—
Total	$4,404,130	$928,319	$5,332,449	$83,073,644	$88,406,093	$93,846

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	September 30, 2017
	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$90,335	$118,315	$—	$89,675
Middle market commercial real estate	49,207	72,294	—	54,647
Santander real estate capital	—	—	—	1,309
Commercial and industrial	86,831	90,543	—	77,483
Multifamily	8,980	9,939	—	9,675
Other commercial	884	1,029	—	961
Consumer:
Residential mortgages	172,400	222,662	—	173,735
Home equity loans and lines of credit	42,483	42,483	—	45,678
RICs and auto loans - originated	—	—	—	—
RICs and auto loans - purchased	19,395	24,883	—	26,884
Personal unsecured loans(2)	30,459	30,459	—	28,234
Other consumer	10,335	14,183	—	14,835
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	61,629	73,893	15,488	71,035
Middle market commercial real estate	26,179	32,368	6,090	38,225
Santander real estate capital	8,405	8,405	1,135	8,498
Commercial and industrial	144,503	175,042	35,138	180,541
Multifamily	6,242	6,242	354	4,586
Other commercial	15,717	15,783	2,287	11,468
Consumer:
Residential mortgages	292,426	334,044	41,218	288,528
Home equity loans and lines of credit	49,808	62,042	1,704	49,835
RICs and auto loans - originated	4,679,505	4,742,581	1,334,552	3,975,411
RICs and auto loans - purchased	1,324,976	1,497,436	379,300	1,590,462
Personal unsecured loans	16,710	16,904	6,835	16,784
Other consumer	11,758	15,640	2,181	12,426
Total:
Commercial	$498,912	$603,853	$60,492	$548,103
Consumer	6,650,255	7,003,317	1,765,790	6,222,812
Total	$7,149,167	$7,607,170	$1,826,282	$6,770,915

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $633.3 million for the nine-month period ended September 30, 2017 on approximately $6.0 billion of TDRs that were in performing status as of September 30, 2017.

	December 31, 2016
	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

September 30, 2017	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$2,893,695	$4,814,655	$997,914	$14,183,443	$8,162,600	$6,747,806	$37,800,113
Special mention	361,652	234,793	18,173	553,863	82,209	39,160	1,289,850
Substandard	199,883	115,409	18,368	490,616	48,423	89,555	962,254
Doubtful	12,705	23,603	—	51,896	—	—	88,204
Total commercial loans	$3,467,935	$5,188,460	$1,034,455	$15,279,818	$8,293,232	$6,876,521	$40,140,421

(1)	Financing receivables include LHFS.

December 31, 2016	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,303,428	$4,843,468	$1,170,259	$17,865,871	$8,515,866	$6,804,184	$42,503,076
Special mention	144,125	136,989	44,281	541,828	120,731	10,651	998,605
Substandard	226,206	161,962	23,822	503,185	47,083	11,932	974,190
Doubtful	19,350	38,153	—	22,183	—	5,636	85,322
Total commercial loans	$3,693,109	$5,180,572	$1,238,362	$18,933,067	$8,683,680	$6,832,403	$44,561,193

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

	September 30, 2017		December 31, 2016
Credit Score Range(2)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
	(dollars in thousands)
No FICO®(1)	$4,312,044	16.5%	$4,154,228	15.7%
<600	13,819,835	53.2%	14,100,215	53.2%
600-639	4,413,269	17.0%	4,597,541	17.4%
>=640	3,454,959	13.3%	3,646,485	13.7%
Total	$26,000,107	100.0%	$26,498,469	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs and auto loans include $762.6 million and $924.7 million of LHFS at September 30, 2017 and December 31, 2016 that do not have an allowance.

Consumer Lending Asset Quality Indicators-FICO and LTV Ratio

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
September 30, 2017	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$332,686	$10,295	$1,220	$—	$—	$—	$—	$344,201
<600	27	223,552	64,225	53,315	29,774	4,664	24,310	399,867
600-639	39	153,329	47,086	37,683	35,296	2,361	5,797	281,591
640-679	102	288,451	104,426	87,570	93,608	4,322	11,046	589,525
680-719	53	521,023	235,751	138,110	152,743	4,896	10,144	1,062,720
720-759	95	895,781	468,835	177,903	173,269	6,896	12,500	1,735,279
>=760	552	2,686,523	1,099,436	270,981	192,950	8,726	17,222	4,276,390
Grand Total	$333,554	$4,778,954	$2,020,979	$765,562	$677,640	$31,865	$81,019	$8,689,573

(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and combined LTV ("CLTV") for financing receivables in second lien position for the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(2)
September 30, 2017	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$153,230	$620	$564	$—	$—	$154,414
<600	8,561	166,488	64,193	13,307	10,019	262,568
600-639	5,960	143,081	70,451	10,181	10,789	240,462
640-679	7,960	265,434	145,426	22,790	13,371	454,981
680-719	8,035	452,532	281,087	32,697	18,979	793,330
720-759	7,699	654,371	389,602	43,180	22,235	1,117,087
>=760	18,516	1,758,747	923,209	84,817	46,955	2,832,244
Grand Total	$209,961	$3,441,273	$1,874,532	$206,972	$122,348	$5,855,086

(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
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

(1) Includes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Home Equity Loans and Lines of Credit(2)
December 31, 2016	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$172,836	$530	$157	$—	$—	$173,523
<600	10,198	166,702	64,446	14,474	12,684	268,504
600-639	7,323	143,666	68,415	16,680	8,873	244,957
640-679	10,225	278,913	139,940	27,823	14,127	471,028
680-719	11,507	461,285	271,264	39,668	25,158	808,882
720-759	12,640	662,217	383,186	45,496	28,608	1,132,147
>=760	25,425	1,814,060	919,295	94,522	48,849	2,902,151
Grand Total	$250,154	$3,527,373	$1,846,703	$238,663	$138,299	$6,001,192

(1) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(2) Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Performing	$5,959,537	$5,169,788
Non-performing	941,936	937,127
Total	$6,901,473	$6,106,915

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, respectively:

	Three-Month Period Ended September 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Capitalized(4)	Rate Reduction	Principal Forbearance	Fee Waiver	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	18	$4,632	$—	$—	$—	$(2)	$—	$(125)	$4,505
Commercial and industrial	252	3,079	(3)	—	—	—	—	(31)	3,045
Consumer:
Residential mortgages(3)	38	7,750	—	357	—	—	—	(769)	7,338
Home equity loans and lines of credit	9	995	—	—	—	—	—	(29)	966
RICs and auto loans - originated	67,044	1,166,434	(1,228)	—	—	—	—	65	1,165,271
RICs - purchased	19	1,057	4	—	—	—	—	2	1,063
Personal unsecured loans	3,109	5,330	—	—	—	—	—	(106)	5,224
Other consumer	35	581	—	1	—	—	—	(1)	581
Total	70,524	$1,189,858	$(1,227)	$358	$—	$(2)	$—	$(994)	$1,187,993

	Nine-Month Period Ended September 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Capitalized(4)	Rate Reduction	Principal Forbearance	Fee Waiver	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	72	$143,976	$(13,676)	$—	$127	$(13,483)	$(38)	$(416)	$116,490
Middle market commercial real estate	1	19,979	(595)	—	—	—	—	—	19,384
Commercial and industrial	639	15,486	(10)	—	—	—	—	(35)	15,441
Consumer:
Residential mortgages(3)	187	36,724	6	698	133	—	—	(1,310)	36,251
Home equity loans and lines of credit	45	3,838	—	—	—	—	—	509	4,347
RICs and auto loans - originated	163,797	2,870,605	(2,949)	—	—	—	—	(82)	2,867,574
RICs - purchased	98	1,447	(2)			—		—	1,445
Personal unsecured loans	10,999	18,470	—	—	—	—	—	(219)	18,251
Other consumer	97	2,385	—	1	—	—	—	(1)	2,385
Total	175,935	$3,112,910	$(17,226)	$699	$260	$(13,483)	$(38)	$(1,554)	$3,081,568

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

	Three-Month Period Ended September 30, 2016
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2017		2016		2017		2016
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
Middle Market Commercial Real Estate	5	6,386	—	—	10	6,825	—	—
Commercial and industrial	61	2,210	76	2,838	163	5,842	194	14,223
Consumer:
Residential mortgages	55	8,594	5	579	175	23,659	22	3,171
Home equity loans and lines of credit	2	47	19	2,991	6	257	54	8,457
RICs and auto loans	11,275	199,045	12,112	208,762	34,496	606,327	35,299	588,127
Unsecured loans	731	2,029	719	1,676	2,667	6,769	3,594	5,048
Other consumer	7	58	263	766	29	334	263	766
Total	12,136	$218,369	13,194	$217,612	37,546	$650,013	39,426	$619,792

(1)	The recorded investment represents the period-end balance at September 30, 2017 and 2016. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Leased vehicles	$14,391,725	$13,603,494
Origination fees and other costs	28,507	23,141
Manufacturer subvention payments	(1,112,522)	(1,126,323)
Leased vehicles, gross	13,307,710	12,500,312
Less: accumulated depreciation	(2,979,073)	(2,811,855)
Leased vehicles, net	10,328,637	9,688,457

Commercial equipment vehicles and aircraft, gross	86,910	65,401
Less: accumulated depreciation	(14,987)	(6,635)
Commercial equipment vehicles and aircraft, net	71,923	58,766

Total operating lease assets, net	$10,400,560	$9,747,223

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. OPERATING LEASE ASSETS, NET (continued)

Periodically, the Company executes bulk sales of leases originated under the Chrysler Capital program. During the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2017 (in thousands):

2017	$496,600
2018	1,516,400
2019	859,503
2020	219,541
2021	4,282
Thereafter	—
Total	$3,096,326

Lease income for the three-month and nine-month periods ended September 30, 2017 was $509.7 million and $1.5 billion, respectively, compared to $483.9 million and $1.4 billion, respectively, for the three-month and nine-month periods ended September 30, 2016.

Lease expense for the three-month and nine-month periods ended September 30, 2017 was $409.4 million and $1.1 billion, respectively, compared to $338.1 million and $953.1 million, respectively, for the three-month and nine-month periods ended September 30, 2016.

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

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Condensed Consolidated Financial Statements, presented reflecting the transfer of the underlying assets in order to reflect legal ownership, that can be used to settle obligations of the consolidated VIEs and the liabilities of these consolidated entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

	September 30, 2017	December 31, 2016
	(in thousands)
Assets
Restricted cash	$1,969,094	$2,087,177
Loans(1)(2)	22,592,031	23,568,066
Operating lease assets, net	9,931,283	8,564,628
Various other assets	634,338	686,253
Total Assets	$35,126,746	$34,906,124
Liabilities
Notes payable(2)	$28,654,850	$31,667,976
Various other liabilities	153,942	91,234
Total Liabilities	$28,808,792	$31,759,210

(1) Includes $832.4 million and $1.0 billion of RICs held for sale at September 30, 2017 and December 31, 2016, respectively.
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

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in miscellaneous income. As of September 30, 2017 and December 31, 2016, the Company was servicing $26.2 billion and $27.4 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Assets securitized	$2,998,430	$2,043,114	$15,395,158	$12,026,706

Net proceeds from new securitizations (1)	$2,936,719	$1,688,822	$11,998,611	$9,509,135
Net proceeds from sale of retained bonds	—	—	273,733	128,798
Cash received for servicing fees (2)	228,131	200,634	653,048	595,070
Net distributions from Trusts (2)	666,179	776,306	2,073,965	2,167,512
Total cash received from Trusts	$3,831,029	$2,665,762	$14,999,357	$12,400,515
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated Statements of Cash Flows because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and nine-month periods ended September 30, 2017, the Company sold $1.3 billion and $2.6 billion of gross RICs to VIEs in off-balance sheet securitizations for a loss of $6.8 million and $13.0 million, respectively. The transaction was executed under the new securitization platform with Santander, Santander Prime Auto Issuing Note (“SPAIN"). Santander will hold eligible vertical interests in notes and certificates of not less than 5% to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) risk retention rules. For the three-month and nine-month periods ended September 30, 2016, the Company executed no off-balance sheet securitizations with VIEs in which it has continuing involvement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

As of September 30, 2017 and December 31, 2016, the Company was servicing $4.0 billion and $2.7 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
SPAIN	$2,265,206	$—
Total serviced for related parties	2,265,206	—

Chrysler Capital securitizations	1,690,729	2,472,756
Other third parties	—	268,345
Total serviced for third parties	1,690,729	2,741,101
Total serviced for other portfolio	$3,955,935	$2,741,101

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Assets securitized (1)	$1,347,010	$—	$2,583,341	$—

Net proceeds from new securitizations	$1,347,430	$—	$2,588,227	$—
Cash received for servicing fees	12,309	10,027	25,677	38,885
Total cash received from Trusts	$1,359,739	$10,027	$2,613,904	$38,885

(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents the Company's goodwill by its reporting units at September 30, 2017:

	Consumer and Business Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Santander BanCorp	Total
	(in thousands)
Goodwill at September 30, 2017	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

There were no impairments, additions, or re-allocations of goodwill for the Nine-Month Period Ended September 30, 2017.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2017		December 31, 2016
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$436,214	$(143,786)	$465,625	$(114,375)
Chrysler relationship	83,750	(55,000)	95,000	(43,750)
Core deposit intangibles	—	—	—	(295,842)
Trade name	16,200	(1,800)	17,100	(900)
Other intangibles	14,877	(54,654)	19,519	(98,492)
Total intangibles subject to amortization	$551,041	$(255,240)	$597,244	$(553,359)

At September 30, 2017 and December 31, 2016, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $15.3 million and $46.2 million and $17.2 million and $52.9 million for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, respectively.

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

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2017	$61,491	$46,204	$15,287
2018	60,644	—	60,644
2019	58,975	—	58,975
2020	58,642	—	58,642
2021	55,603	—	55,603
Thereafter	301,890	—	301,890

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Income tax receivables	$319,045	$294,796
Derivative assets at fair value	431,267	413,779
Other repossessed assets	159,468	177,592
MSRs	146,958	150,343
Prepaid expenses	160,222	172,559
Other real estate owned ("OREO")	146,362	116,705
Deferred tax asset, net	958,214	989,767
Miscellaneous assets and receivables	770,730	567,327
Total other assets	$3,092,266	$2,882,868

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

MSRs

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At September 30, 2017 and December 31, 2016, the balance of these loans serviced for others accounted for at fair value was $15.1 billion and $15.4 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Condensed Consolidated Statements of Operations. The fair value of the MSRs at September 30, 2017 and December 31, 2016 was $143.5 million and $146.6 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

For the three-month and nine-month periods ended September 30, 2017, the Company recorded net changes in the fair value of MSRs due to valuation totaling $(1.6) million and $(1.3) million, respectively, compared to $7.7 million and $(18.1) million for the corresponding periods in 2016.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS (continued)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Fair value at beginning of period(1)	$146,091	$117,792	$146,589	$147,233
Mortgage servicing assets recognized	4,099	6,057	12,696	14,450
Principal reductions	(5,088)	(5,446)	(14,446)	(17,456)
Change in fair value due to valuation assumptions	(1,578)	7,711	(1,315)	(18,113)
Fair value at end of period(1)	$143,524	$126,114	$143,524	$126,114

(1) The Company had total MSRs of $147.0 million and $150.3 million as of September 30, 2017, and December 31, 2016, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

Fee income and gain on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.2 million and $31.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $10.8 million and $32.4 million for the corresponding periods in 2016. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Condensed Consolidated Statements of Operations of $13.6 million and $19.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $8.0 million and $18.1 million for the corresponding periods in 2016.

Other repossessed assets and OREO

Other repossessed assets primarily consist of SC's vehicle inventory, which is obtained through repossession. OREO consists primarily of the Company's foreclosed properties.

Deferred tax assets, net

The Company recorded $958.2 million of deferred tax assets, net as of September 30, 2017, compared to $989.8 million at December 31, 2016.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments. The third quarter increase is due to a receivable for trade date sale of $110.0 million at SBNA, $81.0 million related to a receivable from customers and brokers associated with unsettled security trades, and $16.4 million related to capital market receivable at SIS, offset by a decrease in subvention receivables of $59.1 million as of September 30, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	September 30, 2017		December 31, 2016
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$8,635,650	14.0%	$11,284,881	16.8%
Non-interest-bearing demand deposits	15,950,662	25.8%	15,413,609	22.9%
Savings	6,012,896	9.7%	5,988,852	8.9%
Customer repurchase accounts	918,033	1.5%	868,544	1.3%
Money market	24,625,925	39.8%	24,511,906	36.5%
Certificates of deposit ("CDs")	5,734,642	9.2%	9,172,898	13.6%
Total Deposits (1)	$61,877,808	100.0%	$67,240,690	100.0%

(1) Includes foreign deposits, as defined by the FRB, of $9.8 billion and $10.7 billion at September 30, 2017 and December 31, 2016, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.3 billion and $3.0 billion at September 30, 2017 and December 31, 2016, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $46.2 million and $42.3 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at September 30, 2017 were $41.4 billion, compared to $43.5 billion at December 31, 2016. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

During the first quarter of 2017, the Bank repurchased $881.0 million of its 2.00% senior notes due 2018 and senior floating rate notes due 2018.

During the second quarter of 2017, the Bank repurchased $14.2 million of its real estate investment trust ("REIT") preferred debt.

Subsequent to the third quarter, on October 18, 2017, the Bank repurchased $307.8 million of its 8.75% subordinated notes due 2018. The Bank recorded loss on debt extinguishment related to this repurchase of $14.0 million.

The Bank did not repurchase any outstanding borrowings in the open market during the three- or nine-month period ended September 30, 2016.

SHUSA

During the first quarter of 2017, the Company issued $1.0 billion in aggregate principal amount of its 3.70% senior notes due March 2022. The proceeds of these notes were primarily used for general corporate purposes.

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

During the third quarter of 2017, the Company issued $1.24 billion in aggregate principal amount of its senior notes, comprised of an additional $440.0 million of 3.70% senior notes due March 2022 and $800.0 million of 4.40% senior notes due May 2027. The Company also repurchased $255.4 million of its 3.45% senior notes due in August 2018. In addition, the Company redeemed and extinguished $70.3 million and $10.0 million of its Capital Trust VI junior subordinated debentures due June 2036. The Company did not repurchase any outstanding borrowings in the open market during the three- or nine-month periods ended September 30, 2016.

On October 6, 2017, the Company issued $302.6 million in aggregate principal amount of its senior floating rate notes. These senior floating rate notes have a floating rate equal to the three-month LIBOR plus 100 basis points, with a maturity of January 2020. The proceeds of these notes will be used for general corporate purposes.

The Company recorded loss on debt extinguishment related to debt repurchases and early repayments at SHUSA and the Bank of $5.6 million and $16.3 million in total for the three-month and nine-month periods ended September 30, 2017, respectively. During the three-month and nine-month periods ended September 30, 2016, the Company recorded loss on debt extinguishment related to repurchases of FHLB advances of $10.2 million and $88.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Parent Company and other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2017		December 31, 2016
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Parent Company
Senior notes, due November 2017 (1)	$599,861	2.93%	$599,206	2.67%
3.45% senior notes, due August 2018	244,213	3.62%	498,604	3.62%
2.70% senior notes, due May 2019	998,060	2.82%	997,207	2.82%
2.65% senior notes, due April 2020	995,842	2.82%	994,672	2.82%
3.70% senior notes, due March 2022 (2)	1,440,039	3.74%	—	—%
4.50% senior notes, due July 2025	1,095,324	4.56%	1,094,955	4.56%
4.40% senior notes, due July 2027	794,838	4.48%	—	—%
Junior subordinated debentures - Capital Trust VI , due June 2036 (3)	—	—%	69,798	7.91%
Common securities - Capital Trust VI (3)	—	—%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	149,455	3.13%	149,434	2.49%
Common securities - Capital Trust IX	4,640	3.13%	4,640	2.49%
Senior notes, due July 2019 (4)	388,532	2.27%	—	—%
Senior notes, due September 2019 (4)	370,730	2.30%	—	—%
Other IHC Entities
Overnight Funds Purchase, due within one year, due October 2017	580	1.05%	830	0.50%
2.00% subordinated debt, maturing through 2042	40,793	2.00%	40,457	2.00%
Short-term borrowings, due within one year, due October 2017	194,000	1.13%	54,000	0.63%
Total due to others overnight, due within one year, due October 2017	15,000	1.13%	17,000	0.63%
Short-term borrowings, due within one year, October 2017	54,471	0.25%	207,173	0.25%
Total Parent Company and other subsidiaries' borrowings and other debt obligations	$7,386,378	3.35%	$4,737,976	3.21%

(1) These notes bear interest at a rate equal to the three-month LIBOR plus 145 basis points per annum.
(2) During the first quarter of 2017, the Company issued $1.0 billion in aggregate principal amount of its 3.70% senior notes due March 2022. During the third quarter of 2017, the Company issued an additional $440.0 million of 3.70% senior notes due March 2022.
(3) The Company redeemed and extinguished $70.3 million and $10.0 million of its Capital Trust VI junior subordinated debentures and common securities due June 2036.
(4) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2017		December 31, 2016
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
2.00% senior notes, due January 2018	$77,001	2.24%	$748,143	2.24%
Senior notes, due January 2018(1)	41,900	2.35%	249,705	1.99%
8.750% subordinated debentures, due May 2018 (2)	499,456	8.92%	498,882	8.92%
Subordinated term loan, due February 2019	111,697	7.12%	122,313	6.78%
FHLB advances, maturing through July 2019	4,550,000	1.41%	5,950,000	0.85%
Securities sold under repurchase agreements	20,000	1.35%	—	—%
REIT preferred, due May 2020 (3)	143,814	13.30%	156,457	13.46%
Subordinated term loan, due August 2022	28,524	8.89%	29,202	8.35%
Total Bank borrowings and other debt obligations	$5,472,392	2.58%	$7,754,702	1.92%

(1) These notes bear interest at a rate equal to the three-month LIBOR plus 93 basis points per annum.
(2) On October 18, 2017 the Bank repurchased $307.8 million of its 8.75% subordinated notes due 2018.
(3) During the second quarter of 2017, the Company repurchased $14.2 million of the REIT preferred notes.

The Bank had outstanding irrevocable letters of credit totaling $762.5 million from the FHLB of Pittsburgh at September 30, 2017, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(dollars in thousands)
Warehouse line, maturing on various dates(1)	$258,545	$1,250,000	1.21%	$387,668	$11,554
Warehouse line, due November 2018	57,820	500,000	4.54%	63,712	2,215
Warehouse line, due August 2018(2)	—	780,000	1.39%	2,329	121
Warehouse line, due August 2018(3)	2,766,543	3,120,000	2.22%	3,724,088	61,367
Warehouse line, due October 2018	445,277	1,800,000	3.45%	661,090	12,644
Warehouse line, due October 2018	87,965	400,000	3.72%	132,197	2,852
Warehouse line, due January 2018	181,083	500,000	2.96%	276,519	—
Warehouse line, due November 2018	274,499	1,000,000	3.44%	401,219	7,920
Warehouse line, due October 2017(4)	235,700	300,000	2.67%	276,521	9,278
Repurchase facility, due December 2017(5)	254,120	254,120	3.35%	—	13,708
Repurchase facility, due April 2018(5)	202,311	202,311	2.62%	—	—
Repurchase facility, due March 2018(5)	148,690	148,690	3.88%	—	—
Repurchase facility, due November 2017(5)	53,335	53,335	2.43%	—	—
Line of credit with related party, due December 2017(6)	—	1,000,000	3.04%	—	—
Line of credit with related party, due December 2018(6)	—	1,000,000	3.09%	—	—
Line of credit with related party, due December 2018(6)	265,400	750,000	3.77%	—	—
Total SC revolving credit facilities	$5,231,288	$13,058,456	2.63%	$5,925,343	$121,659

(1) As of September 30, 2017, half of the outstanding balance on this facility will mature in March 2018 and half matures in March 2019.
(2) This line is held exclusively for financing of Chrysler Capital loans.
(3) This line is held exclusively for financing of Chrysler Capital leases.
(4) In October 2017, the warehouse line that matured was extended to December 2017.
(5) These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities is unsecured. These facilities have rolling maturities of up to one year.
(6) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of September 30, 2017, no portion of these facilities was unsecured.

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

(1) Half of the outstanding balance on this facility had matured in March 2017 and half will mature in March 2018.
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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(dollars in thousands)
SC public securitizations, maturing on various dates(1,2)	$14,930,690	$35,870,432	0.90% - 2.80%	$19,625,345	$1,487,227
SC privately issued amortizing notes, maturing on various dates(1)	8,330,626	12,229,241	0.88% - 2.86%	9,923,095	371,117
Total SC secured structured financings	$23,261,316	$48,099,673	0.88% - 2.86%	$29,548,440	$1,858,344

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index or interest rate as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the contract is calculated to determine required payments under the derivative contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the Overnight Indexed Swap ("OIS") rate or LIBOR), security, credit spread or index.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2017, derivatives in this category had a fair value of $7.8 million. The credit ratings of the Company and Bank are currently considered investment grade. During the third quarter of 2017, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of September 30, 2017 and December 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $21.2 million and $27.0 million, respectively. The Company had $19.1 million and $28.3 million in cash and securities collateral posted to cover those positions as of September 30, 2017 and December 31, 2016, respectively.

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

Fair Value Hedges

During the three-month period ended June 30, 2017, the Company entered into interest rate swaps to hedge the interest rate risk on certain fixed-rate borrowings. These derivatives were designated as fair value hedges at inception of the hedge relationship. The Company included all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2017. The Company terminated the interest rate swap during the three-month period ended September 30, 2017.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the nine-month periods ended September 30, 2017 and 2016. As of September 30, 2017, the Company expected $1.4 million of gross gains recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2017 and December 31, 2016 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
September 30, 2017
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	5,235,818	40,173	5,304	1.27%	1.25%	2.26
Pay variable - receive fixed interest rate swaps	4,000,000	467	51,508	1.41%	1.24%	3.23
Total	$9,235,818	$40,640	$56,812	1.33%	1.24%	2.68

December 31, 2016
Cash flow hedges:
Pay fixed — receive floating interest rate swaps (1)	$8,124,172	$45,681	$5,083	0.83%	1.13%	2.57
Pay variable - receive fixed interest rate swaps (1)	2,000,000	—	54,729	1.19%	0.62%	4.79
Total	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01
(1) The prior period amounts have been revised. The revision had no impact on the Company's Consolidated Balance Sheets or its results of operations.

During the third quarter of 2017, the Company terminated fair value hedges with a notional of $650.0 million. The fair value mark of the previously hedged debt will be amortized into interest expense over the remaining term of the debt. The amounts previously deferred in AOCI will be amortized into interest expense as the hedged cash flows impact interest expense.

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2017 and December 31, 2016 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$354,698	$693,137	$586	$8,577	$—	$—
Interest rate lock commitments	181,810	253,568	2,564	2,316	—	—
Mortgage servicing	330,000	295,000	3,334	838	605	1,635
Total mortgage banking risk management	866,508	1,241,705	6,484	11,731	605	1,635

Customer related derivatives:
Swaps receive fixed	9,175,060	9,646,151	106,446	127,123	42,410	49,642
Swaps pay fixed	9,441,107	9,785,170	74,067	85,877	74,939	97,759
Other	2,214,898	1,611,342	15,507	3,421	13,891	1,989
Total customer related derivatives	20,831,065	21,042,663	196,020	216,421	131,240	149,390

Other derivative activities:
Foreign exchange contracts	3,056,076	3,366,483	33,767	56,742	35,550	46,430
Interest rate swap agreements	1,507,232	1,064,289	8,801	2,075	1,884	2,647
Interest rate cap agreements	11,927,449	9,491,468	116,646	76,387	26,255	—
Options for interest rate cap agreements	11,900,578	9,463,935	26,304	—	116,563	76,281
Total return settlement	—	658,471	—	—	—	30,618
Other	1,239,201	1,265,583	9,307	12,293	14,292	16,325
Total	$51,328,109	$47,594,597	$397,329	$375,649	$326,389	$323,326

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

The Company purchased price holdback payments and total return settlement payments that were considered to be derivatives, collectively referred to herein as total return settlement, and accordingly were marked to fair value each reporting period. The Company was obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also was obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. All purchase price holdback payments and all total return settlement payments due in 2016 and 2017 have been made and as of September 30, 2017, the derivative instrument has been settled.

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the nine-month periods ended September 30, 2017 and 2016:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity(1)	Line Item	2017	2016	2017	2016
		(in thousands)
Fair value hedges:
Cross-currency swaps (2)	Miscellaneous income	$—	$—	$—	$174
Interest rate swaps	Miscellaneous income	(235)	190	(2,397)	1,959
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(1,846)	(254)	(8,317)	(4,379)
Pay variable receive-fixed interest rate swap	Net interest income	(1,668)	—	(7,955)	—
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(667)	4,128	(7,991)	(4,348)
Interest rate lock commitments	Mortgage banking income	(332)	(793)	248	6,645
Mortgage servicing	Mortgage banking income	1,525	(2,803)	3,525	21,024
Customer related derivatives	Miscellaneous income	627	24,108	(2,385)	18,985
Foreign exchange	Miscellaneous income	1,951	967	5,097	4,694
Interest rate swaps, caps, and options	Miscellaneous income	1,918	4,329	3,429	(1,790)
	Net interest income	(552)	12,391	3,110	42,563

Total return settlement	Other administrative expenses	—	343	(505)	(2,337)
Other	Miscellaneous income	(303)	(765)	(1,247)	974

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2017
Cash flow hedges	40,640	—	40,640	—	22,524	18,116
Other derivative activities(1)	394,520	6,702	387,818	4,940	90,510	292,368
Total derivatives subject to a master netting arrangement or similar arrangement	435,160	6,702	428,458	4,940	113,034	310,484
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,809	—	2,809	—	—	2,809
Total Derivative Assets	$437,969	$6,702	$431,267	$4,940	$113,034	$313,293

December 31, 2016
Cash flow hedges	$45,681	$—	$45,681	$—	$21,690	$23,991
Other derivative activities(1)	374,052	7,551	366,501	4,484	39,474	322,543
Total derivatives subject to a master netting arrangement or similar arrangement	419,733	7,551	412,182	4,484	61,164	346,534
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,597	—	1,597	—	—	1,597
Total Derivative Assets	$421,330	$7,551	$413,779	$4,484	$61,164	$348,131

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2017
Cash flow hedges (3)	56,812	—	56,812	150,150	—
Other derivative activities(1)	326,389	21,503	304,886	68,896	235,990
Total derivatives subject to a master netting arrangement or similar arrangement	383,201	21,503	361,698	219,046	235,990

Reverse repurchase, securities borrowing, and similar arrangement	20,000	—	20,000	—	20,000
Total Financial Liabilities	$403,201	$21,503	$381,698	$219,046	$255,990

December 31, 2016
Cash flow hedges (3)	$59,812	$—	$59,812	$110,856	$—
Other derivative activities(1)	292,708	34,197	258,511	95,138	163,373
Total derivatives subject to a master netting arrangement or similar arrangement	352,520	34,197	318,323	205,994	163,373
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	30,618	—	30,618	—	30,618
Total Derivative Liabilities	$383,138	$34,197	$348,941	$205,994	$193,991

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

(3)
In certain instances, the Company is over-collateralized since the actual amount of cash pledged as collateral exceeds the associated financial liability. As a result, the actual amount of cash collateral pledged that is reported in Other Liabilities may be greater than the amount shown. The prior period have been revised to conform with current period presentation.

NOTE 12. INCOME TAXES

An income tax provision of $93.4 million and $264.4 million was recorded for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $108.3 million and $340.0 million for the corresponding periods in 2016. This resulted in an effective tax rate ("ETR") of 28.3% and 27.7% for the three-month and nine-month periods ended September 30, 2017, respectively, compared to 32.4% and 35.8% for the corresponding periods in 2016.

The decrease in the ETR for the three-month and nine-month periods ended September 30, 2017 was predominantly due to the undistributed net earnings of a Puerto Rico subsidiary that will be indefinitely reinvested outside the U.S.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court. Pursuant to the First Circuit's decision, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The First Circuit ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court's decision. On June 26, 2017 the U.S. Supreme Court denied the Company’s request, and the case has now been remanded to the Federal District Court as ordered by the Court of Appeals. On remand, the parties are awaiting the Court’s decision on motions for summary judgment filed by the Company regarding the remaining issues.

In response to the First Circuit's decision, the Company, at December 31, 2016, used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.0 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.0 million to an increase of zero.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended September 30, 2017			June 30, 2017		September 30, 2017
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$5,298	$(955)	$4,343
Reclassification adjustment for net (losses)/gains on cash flow hedge derivative financial instruments (1)	(6,837)	2,002	(4,835)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(1,539)	1,047	(492)	$(2,689)	$(492)	$(3,181)

Change in unrealized gains/(losses) on investment securities available-for-sale	16,795	(5,910)	10,885
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(6,707)	2,360	(4,347)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on OTTI securities	—	—	—
Net unrealized gains/(losses) on investment securities available-for-sale	10,088	(3,550)	6,538	(94,436)	6,538	(87,898)

Pension and post-retirement actuarial gains/(losses)(3)	912	(355)	557	(54,688)	557	(54,131)

As of September 30, 2017	$9,461	$(2,858)	$6,603	$(151,813)	$6,603	$(145,210)

(1) Net (losses)/gains reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2017			December 31, 2016		September 30, 2017
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$12,469	$(2,950)	$9,519
Reclassification adjustment for net (losses)/gains on cash flow hedge derivative financial instruments (1)	(8,315)	2,340	(5,975)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	4,154	(610)	3,544	$(6,725)	$3,544	$(3,181)

Change in unrealized gains/(losses) on investment securities available-for-sale	83,175	(29,892)	53,283
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(16,276)	5,849	(10,427)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on OTTI securities	—	—	—
Net unrealized gains/(losses) on investment securities available-for-sale	66,899	(24,043)	42,856	(130,754)	42,856	(87,898)

Pension and post-retirement actuarial gains/(losses)(3)	2,736	(1,138)	1,598	(55,729)	1,598	(54,131)

As of September 30, 2017	$73,789	$(25,791)	$47,998	$(193,208)	$47,998	$(145,210)

(1) Net (losses)/gains reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended September 30, 2016			June 30, 2016		September 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$69,464	$(15,775)	$53,689
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	254	(115)	139
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	69,718	(15,890)	53,828	$(63,881)	$53,828	$(10,053)

Change in unrealized (losses)/gains on investment securities available-for-sale	(105,270)	38,852	(66,418)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	—	—	—
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	—	—	—
Reclassification adjustment for net (gains)/losses included in net income	—	—	—
Net unrealized (losses)/gains on investment securities available-for-sale	(105,270)	38,852	(66,418)	83,262	(66,418)	16,844

Pension and post-retirement actuarial losses(4)	(4,085)	(364)	(4,449)	(56,877)	(4,449)	(61,326)

As of September 30, 2016	$(39,637)	$22,598	$(17,039)	$(37,496)	$(17,039)	$(54,535)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2016			December 31, 2015		September 30, 2016
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments	$(11,538)	$15,117	$3,579
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments(1)	4,379	(1,430)	2,949
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(7,159)	13,687	6,528	$(16,581)	$6,528	$(10,053)

Change in unrealized gains/(losses) on investment securities available-for-sale	246,508	(99,376)	147,132
Reclassification adjustment for net (gains)/losses included in net income/(expense) on non-OTTI securities (2)	(57,770)	23,398	(34,372)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on OTTI securities (3)	44	(18)	26
Reclassification adjustment for net (gains)/losses included in net income	(57,726)	23,380	(34,346)
Net unrealized gains/(losses) on investment securities available-for-sale	188,782	(75,996)	112,786	(95,942)	112,786	16,844

Pension and post-retirement actuarial losses(4)	(2,227)	(1,092)	(3,319)	(58,007)	(3,319)	(61,326)

As of September 30, 2016	$179,396	$(63,401)	$115,995	$(170,530)	$115,995	$(54,535)
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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$29,128,608	$28,889,904
Letters of credit	1,608,257	2,071,089
Unsecured revolving lines of credit	27,126	30,547
Recourse exposure on sold loans	70,036	69,877
Commitments to sell loans	29,010	49,121
Total commitments	$30,863,037	$31,110,538

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

Included within the reported balances for Commitments to extend credit at September 30, 2017 and December 31, 2016 are $6.8 billion and $6.3 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
1 year or less	$5,223,450	$5,656,552
Over 1 year to 3 years	5,226,031	5,265,685
Over 3 years to 5 years	3,909,397	4,680,057
Over 5 years (1)	14,769,730	13,287,610
Total	$29,128,608	$28,889,904

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2017 was 13.3 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2017 was $1.6 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2017. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of September 30, 2017 and December 31, 2016, the liability related to these letters of credit was $15.0 million and $8.1 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at September 30, 2017 and December 31, 2016 were lines of credit outstanding of $101.1 million and $114.4 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
1 year or less	$1,047,330	$1,360,495
Over 1 year to 3 years	463,334	399,866
Over 3 years to 5 years	68,451	283,975
Over 5 years	29,142	26,753
Total	$1,608,257	$2,071,089

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The UPB outstanding of loans sold in these programs was $152.6 million as of September 30, 2017 and $341.7 million as of December 31, 2016. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $34.4 million as of September 30, 2017 and $34.4 million as of December 31, 2016, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2017 and December 31, 2016, the Company had $1.6 million and $3.8 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2017 and December 31, 2016, SC was obligated to purchase $12.9 million and $12.6 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than Fiat Chrysler Automobiles US LLC ("FCA"), SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $13.3 million and $10.1 million at September 30, 2017 and December 31, 2016, respectively, related to these obligations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates at September 30, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to our and SC's business financial condition and results of operations.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $8.1 million and $9.8 million at September 30, 2017 and December 31, 2016, respectively, related to this obligation.

Until May 1, 2017, SC sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200.0 million and a minimum of $50.0 million per quarter. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4.9 million and $4.6 million at September 30, 2017 and December 31, 2016, respectively, related to this obligation.

As of September 30, 2017, SC was party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $200.0 million in proceeds. On June 29, 2015, SC and the third party executed an amendment to the forward flow asset sale agreement which increased the committed sales of charged-off loan receivables in bankruptcy status to $275.0 million. On September 30, 2015, SC and the third party executed a second amendment to the forward flow asset sale agreement which required sales to occur quarterly. On November 13, 2015, SC and the third party executed a third amendment to the forward flow asset sale agreement which increased the committed sales of charged-off loan receivables in bankruptcy status to $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. As of September 30, 2017 and December 31, 2016, the remaining aggregate commitments were $108.4 million and $166.2 million, respectively.

Pursuant to the terms of a separation agreement among SC`s former Chief Executive Officer ("CEO") Thomas G. Dundon, SC, DDFS LLC, the Company and Santander, upon satisfaction of applicable conditions, including receipt of required regulatory approvals, SC will owe Mr. Dundon a cash payment of up to $115.1 million. Refer to Note 15 for additional transactions involving the Company and the former CEO of SC.

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $8.6 million and zero at September 30, 2017 and December 31, 2016, respectively, for other miscellaneous contingencies.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas Our SC subsidiary headquartered in Dallas, Texas, our BSI subsidiary headquartered in Miami, Florida, and our Santander BanCorp, BSPR and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes. In Puerto Rico, there was significant damage to the infrastructure and the power grid in the entire island, which resulted in extended delays in BSPR returning to normal operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions and has increased its allowance for loan losses by approximately $95 million in the third quarter of 2017. However, for credit exposures in Puerto Rico, given the current state in the region, the Company has had limited information with which to estimate probable credit losses. As of September 30, 2017, the Company has approximately $3.6 billion of loan exposures in Puerto Rico consisting of $1.7 billion in consumer loans, $1.6 billion in commercial loans, and $300 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses and may establish additional reserves for losses in future periods.

See discussion under the "Puerto Rico FINRA Arbitrations" section of Note 14 below for further discussion.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Legal and Regulatory Proceedings

Periodically, the Company is party to, or otherwise involved in, various lawsuits, investigations, regulatory matters and other legal proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such lawsuit, investigation, regulatory matter and/or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter. Accordingly, except as provided below, the Company is unable to reasonably estimate a range of its potential exposure, if any, to these lawsuits, investigations, regulatory matters and other legal proceedings at this time. However, it is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates and any adverse resolution of any of these matters against it could have a material adverse effect on the Company's financial position, liquidity, and results of operations.

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

As of September 30, 2017 and December 31, 2016, the Company has accrued aggregate legal and regulatory liabilities of $63.7 million and $98.8 million, respectively. Further, the Company believes that the estimate of the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established up to $18.0 million as of September 30, 2017. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

OCC Identity Theft Protection Product ("SIP") Matter

In 2014, the Bank commenced discussions with the OCC to address concerns that some customers may have paid for but did not receive certain benefits of SIP, an identity theft protection product from the Bank's third-party vendor. On March 26, 2015, the Bank entered into a Consent Cease and Desist Order ("SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty ("CMP") of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. Prior to entering into the SIP Consent Order, the Bank made $37.3 million in remediation payments to customers, representing the total amount paid for product enrollment.

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

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for automated teller machine ("ATM") and onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding these practices. Pursuant to the terms of the consent order, the Bank paid a CMP of $10.0 million and agreed to validate the elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions in connection with telemarketing by the third-party vendor. The Bank is also required to make certain changes to its third-party vendor oversight policy and its customer complaint policy.  By letter dated July 31, 2017, the CFPB indicated that it does not object to the Bank’s validation plan. The Bank is currently executing that plan and working to meet the other consent order requirements. It is possible that additional litigation could be filed as a result of these issues.

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

On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. On April 13, 2017 the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

In October 2014, May 2015, July 2015, and February 2017, SC also received civil subpoenas and/or CIDs from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states serve as an executive committee on behalf of a group of 30 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contained broad requests for information and documents related to SC's underwriting, securitization, servicing and collection of nonprime auto loans. SC believes that several other companies in the auto finance sector have received similar subpoenas and CIDs. SC is cooperating with the Attorneys General of the states involved. SC believes that it is reasonably possible that it will suffer a loss related to the Attorneys General, however, any such loss is not currently estimable.

On January 10, 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the "MCPA") and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, SC filed motions to dismiss the Mississippi AG’s lawsuit. On May 18, 2017, SC filed a motion to stay the Mississippi AG’s lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT. On May 30, 2017, the Mississippi AG filed an opposition to the motion to stay, and on June 14, 2017, SC filed a reply to the Mississippi AG’s opposition. On September 25, 2017, the court granted the motion to stay and ordered a stay of all proceedings, excluding discovery and final briefing on motions to discuss.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against the Company that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the Servicemen’s Civil Relief Act ("SCRA"). The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of the Company’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.
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

Puerto Rico FINRA Arbitrations

As of September 30, 2017, SSLLC had received 270 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 181 arbitration cases that remained pending as of September 30, 2017.

As a result of the recent hurricane impacting the Puerto Rico market including declines in Puerto Rico bond and closed-end fund ("CEF") prices, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico Closed-End Funds Shareholder Derivative and Class Action

On September 12, 2016, customers of certain Puerto Rico CEFs filed a shareholder derivative and class action in the Court of First Instance of the Commonwealth of Puerto Rico, Superior Court of San Juan, captioned Dionisio Trigo González et al. v. Banco Santander, S.A. et al., Civil No. 2016-0857. Customers filed this action against Santander, Santander BanCorp, Banco Santander Puerto Rico, SSLLC, Santander Asset Management, LLC, and several directors and senior management of those entities. The complaint alleges misconduct including that the entities and individuals created, controlled, managed, and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto Rico-based investors, the complaint contains numerous allegations and seeks unspecified damages but alleges damages to be at least tens of millions of dollars. The case was removed to U.S. District Court, District of Puerto Rico. Plaintiffs moved to remand the action back to state court, Plaintiffs' motion is pending.

On October 13, 2017, a putative class action was filed in Puerto federal court against SSLLC alleging federal securities and common law claims relating to the solicitation and purchase of more than $180 million of Puerto Rico bonds and $101 million of CEFs during the period from December 2012 to October 2013. The case is captioned Jorge Ponsa-Rabell, et. Al. v. SSLLC, Civ. No. 3:17-cv-02243 (D.PR. 2017). The complaint alleges that SSLLC defrauded purchasers by instructing its financial consultants to omit material facts to the purchasers or concealing material facts from the financial consultants to prevent disclosures to the purchasers regarding changes in the Puerto Rico market. SSLLC has not yet been served with the complaint.

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

On March 28, 2017, SHUSA received a $9.0 million capital contribution from Santander.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

On March 29, 2017, SC entered into a Master Securities Purchase Agreement with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the nine months ended September 30, 2017, SC sold $1.2 billion of loans under this arrangement. Under a separate securities purchase agreement, SC sold $1.3 billion of prime loans to Santander during the three months ended September 30, 2017. A total loss of $6.8 million and $13.0 million was recognized for the three and nine-months period ended September 30, 2017, which is included in Miscellaneous income, net in the Condensed Consolidated Statement of Operations. SC had $14.1 million of collections due to Santander as of September 30, 2017.

During the third quarter of 2017, SBNA sold $372.1 million of commercial loans to Santander. The sale resulted in $2.4 million of net gain for the nine-month period ended September 30, 2017, which is included in Miscellaneous Income, net in the Condensed Consolidated Statement of Operations.

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

As of September 30, 2017, SC has not made any payments to Mr. Dundon, nor recorded any liability or obligation arising from or pursuant to the terms of the separation agreement. If all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

The Company also entered into an agreement with Mr. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon's departure from SC. Pursuant to the separation agreement, the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014. Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS shares, subject to the terms and conditions of an Amended and Restated Loan Agreement dated as of July 16, 2014 between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight LIBOR rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan from Santander to DDFS which, as of September 30, 2017 and December 31, 2016, had an UPB of approximately $290.0 million. On April 17, 2017, the loan agreement matured and became due and payable. Pursuant to the Loan Agreement, 29,598,506 shares of the SC’s Common Stock owned by DDFS are pledged as collateral under a related pledge agreement. The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $928.3 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS (continued)

Pursuant to the loan agreement, if at any time the value of SC Common Stock pledged under the Pledge Agreement is less than 150% of the aggregate principal amount outstanding under the loan agreement, DDFS has an obligation to either (a) repay a portion of the outstanding principal amount, such that the value of the pledged collateral is equal to at least 200% of the outstanding principal amount, or (b) pledge additional shares of SC Common Stock such that the value of the additional shares of SC Common Stock, together with the 29,598,506 shares already pledged under the Pledge Agreement, is equal to at least 200% of the outstanding principal amount. The value of the pledged collateral is less than 150% of aggregate principal amount outstanding under the loan agreement, and DDFS has not taken any of the collateral posting actions described in clauses (a) or (b) above. Moreover, as noted above, on April 17, 2017, the loan agreement matured and became due and payable on that date. If Santander declares the borrower’s obligations under the loan agreement due and payable as a result of an event of default (including with respect to the collateral posting obligations described above), under the terms of the loan agreement and the Pledge Agreement, Santander’s ability to rely upon the shares of SC Common Stock subject to the Pledge Agreement is, subject to certain exceptions, limited to the right to consummate the Call Transaction at the price specified in the Shareholders Agreement. Because the borrower failed to pay obligations under the loan agreement on April 17, 2017, the borrower is in default and is currently being charged the default rate of interest provided for in the loan agreement. The loan agreement generally defines the default interest rate as the base rate plus 2%. The base rate under the loan agreement is the higher of (1) the federal funds rate plus ½ of 1% or (2) the prime rate, which is the annual rate of interest publicly announced by Santander's New York branch ("Santander NY") from time to time. As of April 21, 2017, the prime rate as announced by Santander NY was 4%.

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

As of September 30, 2017, $18.2 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $179.5 million of these financial assets were measured using quoted market prices for identical instruments, or Level 1 inputs. Approximately $17.3 billion of these financial assets were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $721.0 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.0% of total assets measured at fair value and approximately 0.5% of total consolidated assets.

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

There were no transfers between Levels 1, 2 or 3 during the nine-month periods ended September 30, 2017 and 2016 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2017 and December 31, 2016.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
	(in thousands)
Financial assets:
U.S. Treasury securities	$179,473	$1,488,634	$—	$1,668,107
Corporate debt	—	43,895	—	43,895
ABS	—	165,649	370,184	535,833
Equity securities(1)	—	—	—	—
State and municipal securities	—	25	—	25
MBS	—	14,974,359	—	14,974,359
Total investment securities AFS(1)	179,473	16,672,562	370,184	17,222,219
Trading securities	1	9,097	—	9,098
RICs held-for-investment	—	—	204,694	204,694
LHFS (2)	—	198,254	—	198,254
MSRs (3)	—	—	143,524	143,524
Derivatives:
Cash flow	—	40,640	—	40,640
Mortgage banking interest rate lock commitments	—	—	2,564	2,564
Mortgage banking forward sell commitments	—	577	9	586
Customer related	—	196,020	—	196,020
Foreign exchange	—	33,767	—	33,767
Mortgage servicing	—	3,334	—	3,334
Interest rate swap agreements	—	8,801	—	8,801
Interest rate cap agreements	—	142,950	—	142,950
Other	—	9,307	—	9,307
Total financial assets	$179,474	$17,315,309	$720,975	$18,215,758
Financial liabilities:
Derivatives:
Cash flow	$—	$56,812	$—	$56,812
Customer related	—	131,240	—	131,240
Foreign exchange	—	35,550	—	35,550
Mortgage servicing	—	605	—	605
Interest rate swaps	—	1,884	—	1,884
Interest rate cap agreements	—	26,255	—	26,255
Option for interest rate cap	—	116,563	—	116,563
Total return settlement	—	—	—	—
Other	—	13,597	695	14,292
Total financial liabilities	$—	$382,506	$695	$383,201

(1) Investment securities AFS disclosed on the Condensed Consolidated Balance Sheet at September 30, 2017 included $10.8 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.
(2) LHFS disclosed on the Condensed Consolidated Balance Sheet also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(3) The Company has total MSRs of $147.0 million as of September 30, 2017. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(in thousands)
Financial assets:
U.S. Treasury securities	$224,506	$1,632,351	$—	$1,856,857
ABS	—	396,157	814,567	1,210,724
Equity securities(1)	544	—	—	544
State and municipal securities	—	30	—	30
MBS	—	13,945,463	—	13,945,463
Total investment securities AFS(1)	225,050	15,974,001	814,567	17,013,618
Trading securities	214	1,416	—	1,630
RICs held-for-investment	—	—	217,170	217,170
LHFS (2)	—	453,293	—	453,293
MSRs (3)	—	—	146,589	146,589
Derivatives:
Cash flow	—	45,681	—	45,681
Mortgage banking interest rate lock commitments	—	—	2,316	2,316
Mortgage banking forward sell commitments	—	8,575	2	8,577
Customer related	—	216,421	—	216,421
Foreign exchange	—	56,742	—	56,742
Mortgage servicing	—	838	—	838
Interest rate swap agreements	—	2,075	—	2,075
Interest rate cap agreements	—	76,387	—	76,387
Other	—	12,293	—	12,293
Total financial assets	$225,264	$16,847,722	$1,180,644	$18,253,630
Financial liabilities:
Derivatives:
Cash flow	$—	$59,812	$—	$59,812
Customer related	—	149,390	—	149,390
Foreign exchange	—	46,430	—	46,430
Mortgage servicing	—	1,635	—	1,635
Interest rate swaps	—	2,647	—	2,647
Option for interest rate cap	—	76,281	—	76,281
Total return settlement	—	—	30,618	30,618
Other	—	15,625	700	16,325
Total financial liabilities	$—	$351,820	$31,318	$383,138

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2017
Impaired LHFI	$—	$201,030	$303,996	$505,026
Foreclosed assets	—	21,875	117,124	138,999
Vehicle inventory	—	206,076	—	206,076
LHFS(1)	—	—	1,789,860	1,789,860
Auto loans impaired due to bankruptcy	—	101,990	—	101,990
MSRs	—	—	9,276	9,276

December 31, 2016
Impaired LHFI	$13,147	$244,986	$265,664	$523,797
Foreclosed assets	—	30,792	79,721	110,513
Vehicle inventory	—	257,659	—	257,659
LHFS(1)	—	—	2,133,040	2,133,040
MSRs	—	—	10,287	10,287

(1) These amounts include $929.5 million and $1.1 billion of personal loans held for sale that are impaired as of September 30, 2017 and December 31, 2016, respectively.

Valuation Processes and Techniques

Impaired LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $460.8 million and $449.5 million at September 30, 2017 and December 31, 2016, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

The Company's LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consist of personal, commercial, and RICs LHFS. The estimated fair value for these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations. The lower of cost or fair value adjustment for personal loans held for sale includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2017	2016	2017	2016
		(in thousands)
Impaired loans held-for-investment	Provision for credit losses	$617	$(14,033)	$(26,070)	$(127,144)
Foreclosed assets	Miscellaneous income(1)	(777)	(1,604)	(5,448)	(6,346)
LHFS	Provision for credit losses	—	—	(13,200)	—
LHFS	Miscellaneous income(1)	(84,840)	(107,526)	(246,882)	(266,506)
Auto loans impaired due to bankruptcy	Provision for credit losses	(17,471)	—	(65,584)	—
MSRs	Mortgage banking income, net	123	301	320	962
		$(102,348)	$(122,862)	$(356,864)	$(399,034)

(1) These amounts reduce Miscellaneous income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and nine-month periods ended September 30, 2017 and 2016, respectively, for those assets and liabilities measured at fair value on a recurring basis.

Three-Month Period Ended September 30, 2017
	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2017	$587,571	$207,216	$146,091	$(29,020)	$911,858
Losses in other comprehensive income	(1,506)	—	—	—	(1,506)
Gains/(losses) in earnings	—	27,759	(1,578)	(324)	25,857
Additions/Issuances	—	—	4,099	—	4,099
Settlements(1)	(215,881)	(30,281)	(5,088)	31,222	(220,028)
Balance, September 30, 2017	$370,184	$204,694	$143,524	$1,878	$720,280
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2017	$—	$27,759	$(1,578)	$8	$26,189

Nine-Month Period Ended September 30, 2017
	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2016	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in other comprehensive income	(4,184)	—	—	—	(4,184)
Gains/(losses) in earnings	—	49,392	(1,315)	(539)	47,538
Additions/Issuances	—	19,727	12,696	—	32,423
Settlements(1)	(440,199)	(81,595)	(14,446)	31,417	(504,823)
Balance, September 30, 2017	$370,184	$204,694	$143,524	$1,878	$720,280
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2017	$—	$49,392	$(1,315)	$(787)	$47,290

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended September 30, 2016
	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2016	$1,526,691	$250,703	$117,792	$(44,378)	$1,850,808
Gains in other comprehensive income	3,879	—	—	—	3,879
Gains/(losses) in earnings	—	31,814	7,711	(478)	39,047
Additions/Issuances	9,479	—	6,058	—	15,537
Settlements(1)	(217,870)	(64,974)	(5,447)	23,434	(264,857)
Balance, September 30, 2016	$1,322,179	$217,543	$126,114	$(21,422)	$1,644,414
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2016	$—	$31,814	$7,711	$315	$39,840

Nine-Month Period Ended September 30, 2016
	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2015	$1,360,240	$328,655	$147,233	$(51,278)	$1,784,850
Gains in other comprehensive income	6,088	—	—	—	6,088
Gains/(losses) in earnings	—	85,169	(18,113)	3,657	70,713
Additions/Issuances	509,006	—	14,450	—	523,456
Settlements(1)	(553,155)	(196,281)	(17,456)	26,199	(740,693)
Balance, September 30, 2016	$1,322,179	$217,543	$126,114	$(21,422)	$1,644,414
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2016	$—	$85,169	$(18,113)	$(2,988)	$64,068

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities AFS and Trading Securities

Securities accounted for at fair value include both AFS and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

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

Gains and losses on investments are recognized in the Condensed Consolidated Statements of Operations through Net gains/(losses) on sale of investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

RICs held-for-investment

For certain RICs held for investment, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, RICs held for investment for which the Company has elected FVO are classified as Level 3.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.8 million and $9.3 million, respectively, at September 30, 2017.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.8 million and $9.4 million, respectively, at September 30, 2017.

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

	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
ABS
Financing bonds	$323,583	DCF	Discount Rate (1)	1.52% - 2.37% (2.01% )
Sale-leaseback securities	$46,601	Consensus Pricing (2)	Offered quotes (3)	123.03%
RICs held for investment	$204,694	DCF	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.5% - 14.5% (10.75% )
			Recovery Rate (6)	25% - 43% (36.65% )
MSRs	$143,524	DCF	Prepayment rate (CPR) (7)	[0.20% - 55.47%] (9.63% )
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,564	DCF	Pull through percentage (9)	77.00%
			MSR value (10)	[0.733% - 1.032]% (0.97%)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2017
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$7,909,625	$7,909,625	$7,909,625	$—	$—
AFS investment securities(1)	17,222,219	17,222,219	179,473	16,672,562	370,184
Held to maturity investment securities	1,560,850	1,542,093	—	1,542,093	—
Trading securities	9,098	9,098	1	9,097	—
LHFI, net	77,592,554	78,414,389	—	111,030	78,303,359
LHFS	1,988,097	1,988,114	—	198,254	1,789,860
Restricted cash	3,033,587	3,033,587	3,033,587	—	—
MSRs(2)	146,958	152,800	—	—	152,800
Derivatives	437,969	437,969	—	435,396	2,573

Financial liabilities:
Deposits	61,877,808	61,856,395	56,143,166	5,713,229	—
Borrowings and other debt obligations	41,351,374	41,630,193	579	26,969,565	14,660,049
Derivatives	383,201	383,201	—	382,506	695

	December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$10,035,859	$10,035,859	$10,035,859	$—	$—
AFS investment securities(1)	17,013,618	17,013,618	225,050	15,974,001	814,567
Held to maturity investment securities	1,658,644	1,635,413	—	1,635,413	—
Trading securities	1,630	1,630	214	1,416	—
LHFI, net	82,005,321	81,955,122	13,147	244,986	81,696,989
LHFS	2,586,308	2,586,333	—	453,293	2,133,040
Restricted cash	3,016,948	3,016,948	3,016,948	—	—
MSRs(2)	150,343	156,876	—	—	156,876
Derivatives	421,330	421,330	—	419,012	2,318

Financial liabilities:
Deposits	67,240,690	67,141,041	58,067,792	9,073,249	—
Borrowings and other debt obligations	43,524,445	43,770,267	830	26,132,197	17,637,240
Derivatives	383,138	383,138	—	351,820	31,318

(1) Investment securities available-for-sale disclosed on the Condensed Consolidated Balance Sheet at September 30, 2017 and December 31, 2016 included $10.8 million and $10.6 million, respectively, of equity securities valued using net asset value as a practical expedient that are not presented within these tables.
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

As of September 30, 2017 and December 31, 2016, the Company had $3.0 billion and $3.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Held-to-maturity investment securities

Investment securities held to maturity are recorded at amortized cost and are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of September 30, 2017.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
September 30, 2017
LHFS(1)	$198,254	$194,099	$4,155
RICs held-for-investment	204,694	233,734	(29,040)
Nonaccrual loans	17,686	23,476	(5,790)

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

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $143.5 million at September 30, 2017. Changes in fair value totaling a loss of $1.6 million and a gain of $1.3 million were recorded in Mortgage banking income, net in the Condensed Consolidated Statements of Operations during the three-month and nine-month periods ended September 30, 2017.

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

The Other category includes certain immaterial subsidiaries such as BSI, BSPR, SIS, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

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

There were no changes to the Company's reportable segments during the three-month and nine-month periods ended September 30, 2017. The results of segments for the three-month and nine-month periods ended September 30, 2016 have been recast to the current composition of the Company's reportable segments.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2017	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$324,539	$87,176	$72,870	$35,494	$27,665	$989,140	$31,731	$5,445	$1,574,060
Total non-interest income	100,583	15,837	2,855	23,205	181,047	496,728	(13,779)	(11,754)	794,722
Provision for credit losses	20,716	5,857	(2,824)	11,599	48,812	536,447	31,513	—	652,120
Total expenses	379,299	51,677	17,530	24,615	234,270	671,648	10,946	(3,798)	1,386,187
Income/(loss) before income taxes	25,107	45,479	61,019	22,485	(74,370)	277,773	(24,507)	(2,511)	330,475
Intersegment revenue/(expense)(1)	3,076	1,619	500	(1,823)	(3,372)	—	—	—	—
Total assets	19,716,199	11,606,759	14,073,894	6,109,131	41,714,577	38,765,557	—	—	131,986,117

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2017	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$945,102	$259,502	$220,580	$119,968	$62,738	$3,085,739	$103,132	$21,612	$4,818,373
Total non-interest income	282,360	45,729	8,121	48,808	548,945	1,363,948	(12,044)	(33,756)	2,252,111
Provision for credit losses	64,577	16,115	(8,784)	23,871	80,472	1,692,015	124,068	—	1,992,334
Total expenses	1,169,247	154,587	57,162	75,945	739,912	1,910,365	34,326	(16,261)	4,125,283
Income/(loss) before income taxes	(6,362)	134,529	180,323	68,960	(208,701)	847,307	(67,306)	4,117	952,867
Intersegment revenue/(expense)(1)	9,226	4,553	1,997	(5,867)	(9,909)	—	—	—	—
Total assets	19,716,199	11,606,759	14,073,894	6,109,131	41,714,577	38,765,557	—	—	131,986,117

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$297,952	$91,259	$74,992	$60,436	$(45,680)	$1,095,060	$42,566	$4,545	$1,621,130
Total non-interest income	104,736	16,947	5,124	26,319	189,825	389,375	9,071	(13,824)	727,573
Provision for credit losses	19,872	(20,162)	2,945	(2,487)	4,426	610,398	72,920	—	687,912
Total expenses	395,759	51,156	20,556	26,830	260,723	570,017	13,956	(12,172)	1,326,825
Income/(loss) before income taxes	(12,943)	77,212	56,615	62,412	(121,004)	304,020	(35,239)	2,893	333,966
Intersegment revenue/(expense)(1)	9,656	3,616	2,523	(702)	(15,093)	—	—	—	—
Total assets	19,735,459	12,174,784	15,005,335	10,551,939	43,782,904	38,771,636	—	—	140,022,057

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2016	Consumer & Business Banking	Commercial Banking	Commercial Real Estate	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$793,345	$257,421	$212,035	$182,024	$(8,180)	$3,388,276	$146,419	$10,477	$4,981,817
Total non-interest income	297,311	51,094	16,445	65,818	608,810	1,109,894	38,340	(38,897)	2,148,815
Provision for credit losses	40,215	32,686	23,905	28,889	31,247	1,782,489	260,723	—	2,200,154
Total expenses	1,162,090	157,672	66,819	89,952	852,990	1,645,156	42,585	(37,497)	3,979,767
Income/(loss) before income taxes	(111,649)	118,157	137,756	129,001	(283,607)	1,070,525	(118,549)	9,077	950,711
Intersegment revenue/(expense)(1)	34,111	12,927	9,940	(780)	(56,198)	—	—	—	—
Total assets	19,735,459	12,174,784	15,005,335	10,551,939	43,782,904	38,771,636	—	—	140,022,057

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

NOTE 18. IHC

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

On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. ("SFS"), a finance company located in Puerto Rico, was transferred to the Company. Refer to Note 1 for additional details.

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

	Program Year (a)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (b)	30%	29%	26%	19%	21%

(a) Each program year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(b) Actual penetration rates shown for program year 1, 2, 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those Program Years. Actual penetration rate shown for program year 5, which ends April 30, 2018, is as of September 30, 2017.

The target penetration rate as of as of April 30, 2018 is 65%. SC's actual penetration rate for the three-months ended September 30, 2017 was 21%. The penetration rate has been constrained due to the competitive landscape and low interest rates, causing SC's subvented loan offers not to be materially more attractive than other lenders' offers. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and SC remains committed to the Chrysler Agreement.

SC has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. SC has partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the nine months ended September 30, 2017, SC originated $5.2 billion in Chrysler Capital loans, which represented 46% of total RIC originations, with an approximately even share between prime and non-prime, as well as more than $4.7 billion in Chrysler Capital leases. Since its May 1, 2013 launch, Chrysler Capital has originated $43.7 billion in retail loans and $22.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of September 30, 2017, SC's auto RIC portfolio consisted of $6.9 billion of Chrysler Capital loans, which represents 31% of SC's auto RIC portfolio.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the third quarter of 2017, unemployment declined, while market results improved and the preliminary gross domestic product ("GDP") growth rate rose from the prior quarter.

The unemployment rate at September 30, 2017 decreased to 4.2% compared to 4.4% at June 30, 2017 and 5.0% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in health care, transportation and warehousing jobs, but declined in food services.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bureau of Economic Analysis ("BEA") advance estimate indicates that real GDP grew at an annualized rate of 3.0% for the third quarter of 2017, compared to 2.6% in the second quarter of 2017. According to the BEA, the change was positively affected by changes in personal consumption expenditures, non-residential fixed investment, exports, and federal government spending, and negatively affected by changes in residential fixed investment and state and local government spending.

Market year-to-date returns for the following indices based on closing prices at September 30, 2017 were:

September 30, 2017
Dow Jones Industrial Average	13.4%
S&P 500	12.5%
NASDAQ Composite	20.7%

At its September 2017 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target at 1-1.25% , indicating that the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace. Inflation remains below the targeted rate of 2.0%.

The 10-year Treasury bond rate at September 30, 2017 was 2.33%, down from 2.45% at December 31, 2016. Over the past twelve months, however, the 10-year Treasury bond rate increased 72 basis points. Within the industry, this metric is often considered to correspond to 15-year and 30-year mortgage rates.

At the time of filing this Form 10-Q, current quarter 2017 information was not available; however, for the second quarter of 2017, mortgage originations increased approximately 1.73% over the prior quarter, but decreased 25.99% year-over-year. Similarly, refinancing activity showed an increase of approximately 2.72% over the prior quarter, but a decrease of 54.49% year-over- year.

After reaching its peak in 2009, the ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively flat since that time. NPLs for U.S. commercial banks were approximately 1.20% of loans using data for the second quarter of 2017, compared to 1.31 for the prior quarter.

Changing market conditions are considered a significant risk factor to the Company. The interest rate environment can present challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk and the associated provision for credit losses and legal expense.

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, and Banco Santander Puerto Rico ("BSPR"), SHUSA, Santander, and the Kingdom of Spain, as of September 30, 2017:

	BANK		BSPR(1)		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
Long-Term	Baa2	BBB+	Baa2	N/A	Baa3	BBB+	A3	A-	Baa2	BBB+
Short-Term	P-1	A-2	P-1/P-2	N/A	n/a	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable	Stable	Positive

(1) P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.

February 9, 2017 Standard and Poor’s raised its outlook on Santander’s credit rating to “positive” from “stable” reflecting Santander’s issuance of debt to meet total loss absorbing capital ("TLAC") requirements.

On March 31, 2017, Standard & Poor's raised its outlook on Spain's sovereign credit rating to "positive" from "stable", saying it believed the country's strong economic performance would continue over the next two years.

On June 6, 2017 Standard and Poor's revised its outlook on Santander to stable from positive, saying its stable outlook reflects limited prospects for ratings upside until it sees evidence that the integration of Banco Popular is proceeding smoothly and not facing meaningful business or financial setbacks.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 1, 2017 Standard & Poor’s affirmed SHUSA’s and SBNA’s ratings at A-2/BBB+/Stable.

On September 27, 2017 Moody’s placed SBNA’s long term rating on review for possible upgrade. Moody's affirmed SBNA’s short term rating and outlook at P-1/Stable. Also on September 27, 2017 Moody’s affirmed SHUSA’s long-term rating and outlook at Baa3/Stable.

On October 10, 2017 Moody's affirmed the short-term deposit rating for BSPR following Hurricane Maria.

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

As of September 30, 2017, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $300 million. As of September 30, 2017, municipalities had not been designated “covered” territorial instrumentalities subject to the requirements of PROMESA, and the municipalities were current on their debt obligations to SHUSA. Under PROMESA, the FOB has sole discretion to designate territorial instrumentalities such as municipalities as covered entities subject to PROMESA’s requirements. If the FOB determines to designate municipalities as covered entities under PROMESA, the FOB could initiate debt restructuring of municipalities that have debt obligations to SHUSA, if deemed necessary.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas. Our SC subsidiary headquartered in Dallas, Texas, our BSI subsidiary headquartered in Miami, Florida, and our Santander BanCorp, BSPR and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes.  In Puerto Rico, there was significant damage to the infrastructure and the power grid in the entire island, which resulted in extended delays in BSPR returning to normal operations.

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions and has increased its allowance for loan losses by approximately $95 million in the third quarter 2017. However, for credit exposures in Puerto Rico, given the current state in the region, the Company has had limited information with which to estimate probable credit losses. As of September 30, 2017, the Company has approximately $3.6 billion of loan exposures in Puerto Rico consisting of $1.7 billion in consumer loans, $1.6 billion in commercial loans, and $300 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses and may establish additional reserves for losses in future periods.

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

Payment of Dividends

The Parent Company is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. In addition to those arising as a result of the Comprehensive Capital Analysis and Review (“CCAR”) process described under the caption “Stress Tests and Capital Adequacy” below, SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends as described in the “Stress Tests and Capital Adequacy” discussion in this section.

During the three-month and nine-month periods ended September 30, 2017 the Company paid dividends of $5.0 million to its sole shareholder, Santander.

In addition, the following regulatory matters are in the process of being phased in or evaluated by the Company.

Foreign Banking Organizations ("FBOs")

On February 18, 2014, the Federal Reserve issued the final rule to strengthen regulatory oversight of FBOs (the “FBO Final Rule”). Under the FBO Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, must consolidate U.S. subsidiary activities under an IHC. In addition, the FBO Final Rule requires U.S. bank holding companies ("BHCs") and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to enhanced prudential standards ("EPS") and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries include Santander BanCorp, a Puerto Rico bank holding company, Banco Santander International, a private bank headquartered in Miami ("BSI"); Santander Investment Securities, Inc., a broker-dealer located in New York ("SIS"); and Santander Securities LLC, a Puerto Rico broker-dealer ("SSLLC"). A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a result, as discussed in Note 18, on July 1, 2017, Santander also transferred ownership of an additional entity, Santander Financial Services, Inc. ("SFS"), to the Company. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

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

As of September 30, 2017, the Bank's and the Company's CET1 ratios under the transitional provisions provided under Basel III, were 18.08% and 15.66%, respectively. Under Basel III, on a fully phased-in basis under the standardized approach (non-GAAP), the Bank`s and the Company`s CET1 ratios were 17.71% and 15.18%, respectively. The calculation of the CET1 ratio on both a fully phased-in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules with advice from its counsel and compliance professionals. If the regulators were to interpret the rules differently, there could be an impact to the results of the calculation and the CET1 ratio. The Company believes that, as of September 30, 2017, it would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

Basel III Capital Conservation Buffer

A capital conservation buffer of 2.5% above these minimum ratios is being phased in over three years, which began in 2016 at 0.625% and increases by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019. This capital conservation buffer is required for banking institutions and BHCs, and failure to maintain the capital conservation buffer can lead to restrictions on the ability to make capital distributions, including paying dividends.

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

On November 13, 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016. The Company will be required to publicly disclose its US LCR results starting October 1, 2018. Based on management's interpretation of the final rule, the Company's LCR was in excess of the regulatory minimum of 100% on January 1, 2017.

In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. If finalized as proposed, the proposed rule will become a minimum standard on January 1, 2018. The Company is currently evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

Stress Tests and Capital Adequacy

Under the terms of a written agreement the Company entered into with Federal Reserve Bank ("FRB") of Boston on July 2, 2015, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company previously was subject to an additional written agreement with the FRB of Boston regarding stress testing and capital adequacy. That written agreement was entered into on September 15, 2014, and was terminated on August 17, 2017.

The Company also is subject to the capital plan rule, which requires the Company and the Bank to perform stress tests and submit the results to the Federal Reserve and the OCC on an annual basis. The Company is also required to submit a mid-year stress test to the Federal Reserve. In addition, together with the annual stress test submission, the Company is required to submit a proposed capital plan to the Federal Reserve. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans.

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

In June 2017, the Company announced that the Federal Reserve, as part of its Comprehensive Capital Analysis and Review ("CCAR") process, did not object to the capital plan submitted by the Company as part of the CCAR process and the capital distributions included in the plan. That capital plan included planned capital distributions across the following categories: (1) common stock dividends from SHUSA to Santander, (2) common stock dividends from SC, (3) redemption of the remaining balance of SHUSA's 7.908% trust preferred securities, and (4) dividends on the Company's preferred stock and payments on its trust preferred securities. On June 28, 2017, SHUSA's Board of Directors approved the following capital distributions for the third quarter of 2017: (1) a dividend payment of $0.45625 per share on the Company's preferred stock, (2) a common stock dividend payment to Santander of $5.0 million, and (3) redemption of the remaining balance of the Company's trust preferred securities.

TLAC

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

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W ("Reg. W"), which governs the activities of the Company and its banking subsidiaries with affiliated companies and individuals. Section 23A places limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, investments in affiliated companies, and certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

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

Regulation AB II

In August 2014, the SEC unanimously voted to adopt final rules known as Regulation AB II that, among other things, expanded disclosure requirements and modified the offering and shelf registration process for asset-backed securities (“ABS”). All offerings of publicly registered ABS and all reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for outstanding publicly-registered ABS were required to comply with the new rules and disclosures on and after November 23, 2015, except for asset-level disclosures. Compliance with the new rules regarding asset-level disclosures was required for all offerings of publicly registered ABS on and after November 23, 2016. SC must comply with these rules, which affects the SC's public securitization platform.

Community Reinvestment Act ("CRA")

SBNA and Banco Santander Puerto Rico are subject to the CRA, which requires the appropriate Federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. Banco Santander Puerto Rico’s current CRA rating is “Outstanding.” The Bank’s most recent public CRA report of examination rated the Bank as “Needs to Improve” for the January 1, 2011 through December 31, 2013 evaluation period. The Bank’s rating based solely on the applicable CRA lending, service and investment tests would have been “Satisfactory.” However, the overall rating was lowered to “Needs to Improve” due to previously disclosed instances of non-compliance by the Bank that are being remediated. The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes. In addition, there may be some negative impacts on aspects of the Bank’s business as a result of the downgrade. For example, certain categories of depositors are restricted from making deposits in banks with a “Needs to Improve” rating.

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

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group.

During the period covered by this report:

•
Santander UK plc ("Santander UK") holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the three-month and nine-month periods ended September 30, 2017 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the three-month and nine-month periods ended September 30, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by the Santander UK Collections and Recoveries Department. No revenues or profits were generated by Santander UK on this account in the three-month and nine-month periods ended September 30, 2017.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three-month and nine-month periods ended September 30, 2017 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities or issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

The Company does not have any activities, transactions, or dealings which would require disclosure under Section 13(r) of the Exchange Act.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company and accounted for prospectively. Refer to Note 1 for additional information.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$1,574,060	$1,621,130	$4,818,373	$4,981,817	$(47,070)	(2.9)%	$(163,444)	(3.3)%
Provision for credit losses	(652,120)	(687,912)	(1,992,334)	(2,200,154)	(35,792)	(5.2)%	(207,820)	(9.4)%
Total non-interest income	794,722	727,573	2,252,111	2,148,815	67,149	9.2%	103,296	4.8%
General and administrative expenses	(1,343,545)	(1,281,275)	(3,995,019)	(3,775,490)	62,270	4.9%	219,529	5.8%
Other expenses	(42,642)	(45,550)	(130,264)	(204,277)	(2,908)	(6.4)%	(74,013)	(36.2)%
Income before income taxes	330,475	333,966	952,867	950,711	(3,491)	(1.0)%	2,156	0.2%
Income tax provision	(93,448)	(108,320)	(264,368)	(339,968)	(14,872)	(13.7)%	(75,600)	(22.2)%
Net income(1)	$237,027	$225,646	$688,499	$610,743	$11,381	5.0%	$77,756	12.7%
(1) Includes non-controlling interest ("NCI").

The Company reported pre-tax income of $330.5 million and $952.9 million for the three-month and nine-month periods ended September 30, 2017, compared to pre-tax income of $334.0 million and $950.7 million for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $47.1 million and $163.4 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to a decrease in interest income earned on loans due to declining yields on consumer loans.

•
The provision for credit losses decreased $35.8 million and $207.8 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. These decreases were primarily due to activity in the RIC and auto loan portfolio and the related provisions for these portfolios, the decrease in the Corporate Banking provision and personal unsecured loans and credit cards as well as a decrease in the total average loans held by SHUSA.

•
Total non-interest income increased $67.1 million and $103.3 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods of 2016. These increases were primarily in lease income associated with the continued growth of the lease portfolio, and increases in miscellaneous income. These were offset by a decrease in consumer loan fees due to a reduction of loans serviced by the Company for the three-month and nine-month periods ended September 30, 2017.

•
Total general and administrative expenses increased $62.3 million and $219.5 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. These increases were primarily due to an increase in lease expense due to the growth of the Company's leased vehicle portfolio and an increase in compensation expense due to employee headcount, offset by a decrease in consulting fees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Other expenses decreased $2.9 million and $74.0 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding period in 2016. These were primarily due to a decrease in expenses associated with loss on debt repurchases.

•
The income tax provision decreased $14.9 million and $75.6 million for the three-month and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016. These decreases were predominantly due to the undistributed net earnings of a Puerto Rico subsidiary that will be indefinitely reinvested outside the U.S.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016
	2017 (1)			2016 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,528,717	$131,516	1.98%	$23,417,007	$81,885	1.39%	$49,631	$11,832	$37,799
LOANS(3):
Commercial loans	32,319,061	307,933	3.81%	37,164,361	332,340	3.56%	(24,407)	(52,902)	28,495
Multifamily	8,220,959	76,413	3.72%	9,110,535	82,610	3.61%	(6,197)	(9,008)	2,811
Total commercial loans	40,540,020	384,346	3.79%	46,274,896	414,950	3.57%	(30,604)	(61,910)	31,306
Consumer loans:
Residential mortgages	8,540,609	85,956	4.03%	7,888,262	62,882	3.17%	23,074	5,390	17,684
Home equity loans and lines of credit	5,881,885	60,736	4.13%	6,055,344	54,888	3.61%	5,848	(1,451)	7,299
Total consumer loans secured by real estate	14,422,494	146,692	4.07%	13,943,606	117,770	3.36%	28,922	3,939	24,983
RICs and auto loans	27,381,594	1,126,517	16.46%	26,922,199	1,198,698	17.71%	(72,181)	23,011	(95,192)
Personal unsecured	2,355,848	150,951	25.63%	2,179,968	137,764	25.14%	13,187	10,621	2,566
Other consumer(4)	670,318	13,878	8.28%	879,136	19,895	9.00%	(6,017)	(4,501)	(1,516)
Total consumer	44,830,254	1,438,038	12.83%	43,924,909	1,474,127	13.35%	(36,089)	33,070	(69,159)
Total loans	85,370,274	1,822,384	8.54%	90,199,805	1,889,077	8.33%	(66,693)	(28,840)	(37,853)
Allowance for loan and lease losses (5)	(3,971,133)	—	—%	(3,784,242)	—	—%
NET LOANS	81,399,141	1,822,384	8.96%	86,415,563	1,889,077	8.70%	(66,693)	(28,840)	(37,853)
Intercompany investments	9,531	133	5.58%	14,640	226	6.14%	(93)	(74)	(19)
TOTAL EARNING ASSETS	107,937,389	1,954,033	7.24%	109,847,210	1,971,188	7.14%	(17,155)	(17,082)	(73)
Other assets(6)	26,566,056			29,935,299
TOTAL ASSETS	$134,503,445			$139,782,509
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$9,851,544	$6,227	0.25%	$10,977,842	$6,384	0.23%	$(157)	$(1,030)	$873
Savings	5,967,134	2,531	0.17%	6,001,890	3,299	0.22%	(768)	(19)	(749)
Money market	24,718,439	31,977	0.52%	25,199,241	31,383	0.50%	594	(542)	1,136
Certificates of deposit ("CDs")	5,744,488	15,972	1.11%	9,515,447	23,222	0.97%	(7,250)	(11,403)	4,153
TOTAL INTEREST-BEARING DEPOSITS	46,281,605	56,707	0.49%	51,694,420	64,288	0.49%	(7,581)	(12,994)	5,413
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	4,868,414	18,973	1.56%	7,633,696	24,783	1.29%	(5,810)	(13,761)	7,951
Other borrowings	38,570,714	304,160	3.15%	38,314,163	260,761	2.71%	43,399	1,719	41,680
TOTAL BORROWED FUNDS (7)	43,439,128	323,133	2.98%	45,947,859	285,544	2.47%	37,589	(12,042)	49,631
TOTAL INTEREST-BEARING FUNDING LIABILITIES	89,720,733	379,840	1.69%	97,642,279	349,832	1.43%	30,008	(25,036)	55,044
Noninterest bearing demand deposits	15,862,813			15,107,001
Other liabilities(8)	5,339,995			4,614,098
TOTAL LIABILITIES	110,923,541			117,363,378
STOCKHOLDER’S EQUITY	23,579,904			22,419,131
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$134,503,445			$139,782,509

NET INTEREST SPREAD (9)			5.55%			5.71%
NET INTEREST MARGIN (10)			5.83%			5.87%
NET INTEREST INCOME		$1,574,060			$1,621,130

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016
	2017 (1)			2016 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$27,141,702	$378,698	1.86%	$25,581,579	$302,965	1.58%	$75,733	$19,388	$56,345
LOANS(3):
Commercial loans	33,400,685	913,332	3.65%	37,472,514	993,965	3.54%	(80,633)	(112,927)	32,294
Multifamily	8,367,176	234,418	3.74%	9,223,167	250,375	3.63%	(15,957)	(23,693)	7,736
Total commercial loans	41,767,861	1,147,750	3.66%	46,695,681	1,244,340	3.56%	(96,590)	(136,620)	40,030
Consumer loans:
Residential mortgages	8,341,638	248,210	3.97%	7,816,089	187,430	3.20%	60,780	13,274	47,506
Home equity loans and lines of credit	5,926,996	172,634	3.88%	6,095,190	165,639	3.63%	6,995	(4,676)	11,671
Total consumer loans secured by real estate	14,268,634	420,844	3.93%	13,911,279	353,069	3.39%	67,775	8,598	59,177
RICs and auto loans	27,100,719	3,444,811	16.95%	26,597,271	3,657,493	18.37%	(212,682)	68,973	(281,655)
Personal unsecured	2,570,206	469,517	24.36%	2,341,387	436,724	24.92%	32,793	42,585	(9,792)
Other consumer(4)	718,719	47,317	8.78%	940,577	63,547	9.02%	(16,230)	(14,584)	(1,646)
Total consumer	44,658,278	4,382,489	13.08%	43,790,514	4,510,833	13.76%	(128,344)	105,572	(233,916)
Total loans	86,426,139	5,530,239	8.53%	90,486,195	5,755,173	8.50%	(224,934)	(31,048)	(193,886)
Allowance for loan and lease losses (5)	(3,919,362)	—	—%	(3,609,242)	—	—%
NET LOANS	82,506,777	5,530,239	8.94%	86,876,953	5,755,173	8.85%	(224,934)	(31,048)	(193,886)
Intercompany investments	12,918	596	6.15%	14,640	677	6.18%	(81)	(78)	(3)
TOTAL EARNING ASSETS	109,661,397	5,909,533	7.19%	112,473,172	6,058,815	7.20%	(149,282)	(11,738)	(137,544)
Other assets(6)	26,432,133			30,212,877
TOTAL ASSETS	$136,093,530			$142,686,049
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,269,643	$16,299	0.21%	$11,788,832	$35,809	0.41%	$(19,510)	$(4,078)	$(15,432)
Savings	5,998,369	8,250	0.18%	6,012,640	9,425	0.21%	(1,175)	(19)	(1,156)
Money market	25,488,561	96,061	0.50%	24,836,343	95,377	0.51%	684	2,700	(2,016)
Certificates of deposit ("CDs")	7,040,527	56,914	1.08%	9,875,505	72,524	0.98%	(15,610)	(24,219)	8,609
TOTAL INTEREST-BEARING DEPOSITS	48,797,100	177,524	0.49%	52,513,320	213,135	0.54%	(35,611)	(25,616)	(9,995)
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	4,761,700	53,028	1.48%	10,517,500	108,061	1.37%	(55,033)	(64,493)	9,460
Other borrowings	38,389,955	860,012	2.99%	38,193,757	755,125	2.64%	104,887	3,912	100,975
TOTAL BORROWED FUNDS (7)	43,151,655	913,040	2.82%	48,711,257	863,186	2.37%	49,854	(60,581)	110,435
TOTAL INTEREST-BEARING FUNDING LIABILITIES	91,948,755	1,090,564	1.58%	101,224,577	1,076,321	1.42%	14,243	(86,197)	100,440
Noninterest bearing demand deposits	15,625,300			13,899,407
Other liabilities(8)	5,207,748			5,408,527
TOTAL LIABILITIES	112,781,803			120,532,511
STOCKHOLDER’S EQUITY	23,311,727			22,153,538
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$136,093,530			$142,686,049

NET INTEREST SPREAD (9)			5.61%			5.78%
NET INTEREST MARGIN (10)			5.86%			5.92%
NET INTEREST INCOME		$4,818,373			$4,981,817

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
INTEREST INCOME:
Interest-earning deposits	$24,370	$13,400	$63,279	$41,890	$10,970	81.9%	$21,389	51.1%
Investments available-for-sale	93,599	60,844	270,041	235,851	32,755	53.8%	34,190	14.5%
Investments held-to-maturity	8,859	—	29,502	—	8,859	100%	29,502	100%
Other investments	4,688	7,641	15,876	25,224	(2,953)	(38.6)%	(9,348)	(37.1)%
Total interest income on investment securities and interest-earning deposits	131,516	81,885	378,698	302,965	49,631	60.6%	75,733	25.0%
Interest on loans	1,822,384	1,889,077	5,530,239	5,755,173	(66,693)	(3.5)%	(224,934)	(3.9)%
Total Interest Income	1,953,900	1,970,962	5,908,937	6,058,138	(17,062)	(0.9)%	(149,201)	(2.5)%
INTEREST EXPENSE:
Deposits and customer accounts	56,707	64,288	177,524	213,135	(7,581)	(11.8)%	(35,611)	(16.7)%
Borrowings and other debt obligations	323,133	285,544	913,040	863,186	37,589	13.2%	49,854	5.8%
Total Interest Expense	379,840	349,832	1,090,564	1,076,321	30,008	8.6%	14,243	1.3%
NET INTEREST INCOME	$1,574,060	$1,621,130	$4,818,373	$4,981,817	$(47,070)	(2.9)%	$(163,444)	(3.3)%

Net interest income decreased $47.1 million and $163.4 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. These overall decreases were primarily due to a decrease in interest income earned on loans as well as increased interest expense on borrowings.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $49.6 million and $75.7 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. The average balance of investment securities and interest-earning deposits for the nine-month period ended September 30, 2017 was $27.1 billion with an average yield of 1.86%, compared to an average balance of $25.6 billion with an average yield of 1.58% for the corresponding period in 2016. The increase in interest income on investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2017 was primarily attributable to an increase of $8.9 million and $29.5 million in interest income on investments held-to-maturity due to increased volume and an increase of $32.8 million and $34.2 million in interest income on investments available-for-sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income on Loans

Interest income on loans decreased $66.7 million and $224.9 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to a decline in the balance of total loans. The average balance of total loans was $86.4 billion with an average yield of 8.53% for the nine-month period ended September 30, 2017, compared to $90.5 billion with an average yield of 8.50% for the corresponding period in 2016. The decrease in the average balance of total loans of $4.1 billion was primarily due to a decline in the balance of the commercial loan portfolio. The average balance of commercial loans was $41.8 billion with an average yield of 3.66% for the nine-month period ended September 30, 2017, compared to $46.7 billion with an average yield of 3.56% for the corresponding period in 2016.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $7.6 million and $35.6 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to a decrease in interest-bearing deposits. The average balance of total interest-bearing deposits was $48.8 billion with an average cost of 0.49% for the nine-month period ended September 30, 2017, compared to an average balance of $52.5 billion with an average cost of 0.54% for the corresponding period in 2016.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $37.6 million and $49.9 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in interest expense on borrowed funds was due to an increase in the interest rate paid for the three-month and nine-month periods ended September 30, 2017. The average balance of total borrowings was $43.4 billion and $43.2 billion with an average cost of 2.98% and 2.82% for the three-month and nine-month periods ended September 30, 2017, respectively, compared to an average balance of $45.9 billion and $48.7 billion with an average cost of 2.47% and 2.37% for the corresponding periods in 2016. The average balance of borrowed funds decreased from September 30, 2016 to September 30, 2017, primarily due to the decrease in FHLB advances as a result of maturities and terminations. The increase in interest expense on borrowed funds is due to the Company issuing $3.5 billion of long-term debt at higher fixed rates in 2017 to increase liquidity and meet the FRB's TLAC requirement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2017 was $652.1 million and $2.0 billion, respectively, compared to $687.9 million and $2.2 billion for the corresponding periods in 2016. The decrease for the nine-month period ended September 30, 2017 was primarily related to the buildup of the ALLL coverage ratio throughout 2016, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(in thousands)
ALLL, beginning of period	$3,953,607	$3,765,887	$3,814,464	$3,246,145
Charge-offs:
Commercial	(30,576)	(41,660)	(117,263)	(118,273)
Consumer	(1,224,296)	(1,249,370)	(3,590,495)	(3,424,199)
Total charge-offs	(1,254,872)	(1,291,030)	(3,707,758)	(3,542,472)
Recoveries:
Commercial	9,635	21,359	29,266	68,640
Consumer	594,959	608,915	1,818,335	1,828,621
Total recoveries	604,594	630,274	1,847,601	1,897,261
Charge-offs, net of recoveries	(650,278)	(660,756)	(1,860,157)	(1,645,211)
Provision for loan and lease losses (1)	647,177	709,151	1,996,199	2,213,348
Other(2):
Commercial	356	—	356	—
Consumer	5,283	—	5,283	—
ALLL, end of period	$3,956,145	$3,814,282	$3,956,145	$3,814,282
Reserve for unfunded lending commitments, beginning of period	$111,811	$156,898	$122,419	$149,021
Provision for unfunded lending commitments (1)	4,943	(21,239)	(3,865)	(13,194)
Loss on unfunded lending commitments	(668)	(1,094)	(2,468)	(1,262)
Reserve for unfunded lending commitments, end of period	116,086	134,565	116,086	134,565
Total allowance for credit losses ("ACL"), end of period	$4,072,231	$3,948,847	$4,072,231	$3,948,847

(1) The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.
(2) Includes transfers in for the period ending September 30, 2017.

The Company's net charge-offs decreased $10.5 million for the three-month period ended September 30, 2017, and increased $214.9 million for the nine-month period ended September 30, 2017 compared to the corresponding periods in 2016.

Consumer charge-offs decreased $25.1 million and increased $166.3 million for the three-month and nine-month periods ended September 30, 2017, respectively compared to the corresponding periods in 2016. The three-month decrease was primarily due to a $21.5 million decrease in consumer auto loan charge-offs, and the nine-month increase was due to a $173.5 million increase in consumer auto loan charge-offs which were primarily attributable to portfolio aging and mix shift, lower realized recovery rates, and less benefit from bankruptcy sales.

Consumer recoveries decreased $14.0 million and decreased $10.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The three-month decrease was primarily due to a $13.7 million decrease in consumer auto recoveries and the nine-month decrease was primarily due to a $6.0 million decrease in consumer auto loan recoveries, a $1.6 million decrease in home equity recoveries, and a $3.2 million decrease in other consumer recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 1.4% and 4.0% for the three-month and nine-month periods ended September 30, 2017, respectively, compared to 1.5% and 3.6% for the corresponding periods in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial charge-offs decreased $11.1 million and $1.0 million for the three-month and nine-month periods ended September 30, 2017, respectively compared to the corresponding periods in 2016. The three-month decrease was primarily due to a $10.4 million decrease in Commercial real estate charge-offs, and the nine-month decrease was primarily due to a $22.6 million decrease in Commercial Fleet charge-offs, offset by a $10.6 million increase in Commercial Banking charge-offs and a $10.8 million increase in Commercial charge-offs to commercial loans held in Puerto Rico.

Commercial recoveries decreased $11.7 million and $39.4 million for the three-month and nine-month periods ended September 30, 2017, respectively compared to the corresponding periods in 2016. The three-month decrease was primarily due to a $9.2 million decrease in commercial real estate recoveries, and a $2.5 million decrease in commercial fleet recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were 0.05% and 0.21% for the three-month and nine-month periods ended September 30, 2017, respectively.

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Consumer fees	$105,624	$120,956	$337,738	$381,943	$(15,332)	(12.7)%	$(44,205)	(11.6)%
Commercial fees	46,282	50,728	130,871	153,640	(4,446)	(8.8)%	(22,769)	(14.8)%
Mortgage banking income, net	14,783	22,537	43,049	50,005	(7,754)	(34.4)%	(6,956)	(13.9)%
Bank-owned life insurance	17,807	14,150	49,159	44,315	3,657	25.8%	4,844	10.9%
Lease income	509,714	483,929	1,494,801	1,365,519	25,785	5.3%	129,282	9.5%
Miscellaneous income	93,805	35,637	180,217	94,842	58,168	163.2%	85,375	90.0%
Net gains recognized in earnings	6,707	(364)	16,276	58,551	7,071	(1,942.6)%	(42,275)	(72.2)%
Total non-interest income	$794,722	$727,573	$2,252,111	$2,148,815	$67,149	9.2%	$103,296	4.8%

Total non-interest income increased $67.1 million and $103.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The increases for the three-month and nine-month periods ended September 30, 2017 were primarily due to increase in lease income associated with the continued growth of the lease portfolio and increases in miscellaneous income. These increases were offset by decreases in consumer loan fees due to the reduction of loans serviced by the Company three-month and nine-month periods ended September 30, 2017.

Consumer Fees

Consumer fees decreased $15.3 million and $44.2 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease in consumer fees for the three-month and nine-month periods ended September 30, 2017 was primarily due to $24.7 million and $73.3 million decrease in loan fee income, which was attributable to the reduction of loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2017. This was partially offset by an increase of $3.9 million and $12.3 million in consumer deposit fees for the three-month and nine-month periods ended September 30, 2017.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine ("ATM") fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $4.4 million and $22.8 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to lower capital markets income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Mortgage and multifamily servicing fees	$10,244	$10,772	$31,320	$32,387	$(528)	(4.9)%	$(1,067)	(3.3)%
Net gains on sales of residential mortgage loans and related securities	13,582	8,049	19,258	18,127	5,533	68.7%	1,131	6.2%
Net gains on sales of multifamily mortgage loans	1,000	1,097	2,200	2,397	(97)	(8.8)%	(197)	(8.2)%
Net gains (losses) on hedging activities	(3,134)	655	6,812	33,624	(3,789)	(578.5)%	(26,812)	(79.7)%
Net gains/(losses) from changes in MSR fair value	(1,578)	7,711	(1,315)	(18,113)	(9,289)	(120.5)%	16,798	(92.7)%
MSR principal reductions	(5,331)	(5,747)	(15,226)	(18,417)	416	(7.2)%	3,191	(17.3)%
Total mortgage banking income, net	$14,783	$22,537	$43,049	$50,005	$(7,754)	(34.4)%	$(6,956)	(13.9)%

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

Mortgage banking revenue decreased $7.8 million and $7.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease for the three-month period ended September 30, 2017 was primarily attributable to $9.3 million of net losses from changes in MSR fair value, and $3.8 million of change due to net losses on hedging activities, offset by $5.5 million of higher net gains on sales of residential mortgage loans and related securities. The decrease for the nine-month period ended September 30, 2017 was attributable to $26.8 million of lower net gains on hedging activities, offset by $16.8 million of higher net gain from changes in MSR fair value.

Since 2015, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%
September 30, 2016	3.50%	2.88%
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%
June 30, 2017	4.13%	3.38%
September 30, 2017	4.13%	3.75%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily loan servicing fees decreased $0.5 million and $1.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. At September 30, 2017 and 2016, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $294.9 million and $688.8 million, respectively. The decrease in loans serviced for others is primarily due to pay-downs received during 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains on sales of residential mortgage loans and related securities increased $5.5 million and $1.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. For the three-month and nine-month periods ended September 30, 2017, the Company sold $454.2 million and $1.4 billion of mortgage loans for gains of $13.6 million and $19.3 million, compared to $639.8 million and $1.5 billion of loans sold for gains of $8.0 million and $18.1 million for the corresponding periods in 2016.

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

The net gains on sales of multifamily mortgage loans for the three-month and nine-month periods ended September 30, 2017 changed by an immaterial amount when compared to the corresponding periods in 2016. These changes were primarily due to a $1.0 million and $2.2 million release in the FNMA recourse reserve for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $1.1 million and $2.4 million releases for the corresponding periods in 2016.

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

At September 30, 2017, the Company serviced loans with a principal balance of $152.6 million for FNMA compared to $341.7 million at December 31, 2016. These loans had a credit loss exposure of $34.4 million as of both September 30, 2017 and December 31, 2016. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of September 30, 2017 and December 31, 2016, the Company had a liability of $1.6 million and $3.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Net gains on hedging activities decreased $3.8 million and $26.8 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The variances for the three-month and nine-month periods ended September 30, 2017 were primarily due to the decrease in the value of mortgage loan pipeline and the Company's hedging strategy in the current mortgage rate environment.

Net gains/losses from changes in MSR fair value were a loss of $1.6 million and a loss of $1.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, as compared to a net gain of $7.7 million and a net loss of $18.1 million for the corresponding period in 2016. The value of the related MSRs carried at fair value at September 30, 2017 and December 31, 2016 was $143.5 million and $146.6 million, respectively. The MSR asset fair value changes for the three-month and nine-month periods ended September 30, 2017 were the result of fluctuations in interest rates.

The Company recognized $5.3 million and $15.2 million of principal reductions for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $5.7 million and $18.4 million for the corresponding periods in 2016. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank Owned Life Insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $3.7 million and $4.8 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016 as a result of an increase in death benefits received.

Lease income

Lease income increased $25.8 million and $129.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These increases were the result of the growth of the Company's lease portfolio with an average balance of $10.1 billion for the nine-month period ended September 30, 2017, and $9.2 billion for the same periods in 2016.

Miscellaneous Income

Miscellaneous income increased $58.2 million and $85.4 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The miscellaneous income increased for the three-month period ended September 30, 2017 was primarily due a decrease in the lower of cost or market adjustments required to a loan portfolio that is held for sale of $60.8 million and an increase of $20.1 million on gain on sale of fixed assets, offset by a decrease of $37.4 million due to change in fair value of loan portfolio and $10.3 million in capital markets revenue, respectively, compared to the corresponding period in 2016. The increased for the nine-month period ended September 30, 2017 was primarily due to a gain on sale of operating lease of $49.9 million, an increase in gain on sale of fixed assets of $30.6 million, offset by a decrease in other income of $20.0 million, respectively, compared to the corresponding periods in 2016. For further discussion, see Note 16 to the Condensed Consolidated Financial Statements.

Net gains recognized in earnings

The Company recognized $6.7 million and $16.3 million for the three-month and nine-month periods ended September 30, 2017, in net gains on the sale of AFS investment securities as a result of overall balance sheet management and in order to reposition the investment portfolio with securities that decreased the Company's risk weighted assets. The net gain realized for the three-month period ended September 30, 2017 was primarily comprised of the sale of MBS's, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $558.6 million for a gain of $7.0 million. The net gain realized for the nine-month period ended September 30, 2017 was primarily comprised of the sale of U.S. Treasury securities with a book value of $739.4 million for a gain of $1.8 million, and the sale of MBS's, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a book value of $1.1 billion for a gain of $16.3 million.

The Company recognized $58.6 million for the nine-month period ended September 30, 2016, in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the nine-month period ended September 30, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million, the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, corporate debt securities sold with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS, including FHLMC residential debt securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(dollars in thousands)
Compensation and benefits	$452,587	$426,162	$1,360,444	$1,282,094	$26,425	6.2%	$78,350	6.1%
Occupancy and equipment expenses	165,201	156,611	491,465	453,687	8,590	5.5%	37,778	8.3%
Technology expense	59,056	56,449	181,331	183,039	2,607	4.6%	(1,708)	(0.9)%
Outside services	46,994	57,742	154,272	207,472	(10,748)	(18.6)%	(53,200)	(25.6)%
Marketing expense	23,424	35,944	91,641	77,986	(12,520)	(34.8)%	13,655	17.5%
Loan expense	91,147	101,101	285,364	307,992	(9,954)	(9.8)%	(22,628)	(7.3)%
Lease expense	409,424	338,077	1,137,456	953,142	71,347	21.1%	184,314	19.3%
Other administrative expenses	95,712	109,189	293,046	310,078	(13,477)	(12.3)%	(17,032)	(5.5)%
Total general and administrative expenses	$1,343,545	$1,281,275	$3,995,019	$3,775,490	$62,270	4.9%	$219,529	5.8%

Total general and administrative expenses increased $62.3 million and $219.5 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $26.4 million and $78.4 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The primary driver of these increases was the Company's salary expense which resulted in a $15.2 million and $37.6 million increase for the three-month and nine-month periods ended September 30, 2017, respectively. Commission expense increased $6.1 million and $11.7 million for the three-month and nine-month periods ended September 30, 2017, respectively. Additionally, other compensation and benefit expense increased $5.3 million and $24.0 million for the three-month and nine-month periods ended September 30, 2017, respectively. These increases were offset by decreases in bonus expense of $4.6 million and $9.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
Occupancy and equipment expenses increased $8.6 million and $37.8 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. This was primarily due to an increase in depreciation expense of $6.2 million and $18.0 million for the three-month and nine-month periods ended September 30, 2017, respectively. These increases were primarily due to more assets being placed in service and an increase in depreciation for assets that were moved to held for sale and sold during the periods. There were also $1.2 million and $10.2 million increases in maintenance and repair expense and other occupancy and equipment expenses for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
Outside services decreased $10.7 million and $53.2 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. This was primarily due to a decrease in consulting service fees of $8.9 million and $42.4 million, respectively, which related to regulatory initiatives, including preparation for meeting the requirements of the IHC during 2016.

•
Marketing expense decreased $12.5 million and increased $13.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding period in 2016. These variances were primarily due to expenses such as direct mail, advertising and outside marketing associated with corporate marketing campaigns.

•
Loan expense decreased $10.0 million and $22.6 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These decreases were primarily due to decreases of $12.0 million and $14.2 million in loan collection expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Lease expense increased $71.3 million and $184.3 million for the three-month and nine-month periods ended September 30, 2017 compared to the corresponding periods in 2016. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio and accumulation of depreciation associated with that portfolio.

•
Other administrative expenses decreased $13.5 million and $17.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These decreases were primarily attributable to lower operational risk expenses and other non income tax expenses, offset by increased in miscellaneous expenses for three-month and nine-month periods ended September 30, 2017.

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar (decrease)/increase	Percentage	Dollar (decrease)/increase	Percentage
	(dollars in thousands)
Amortization of intangibles	$15,288	$17,174	$46,204	$52,860	$(1,886)	(11.0)%	$(6,656)	(12.6)%
Deposit insurance premiums and other expenses	19,792	17,950	55,218	56,966	1,842	10.3%	(1,748)	(3.1)%
Loss on debt extinguishment	5,582	10,228	16,321	88,672	(4,646)	(45.4)%	(72,351)	(81.6)%
Other miscellaneous expenses	1,980	198	12,521	5,779	1,782	900.0%	6,742	116.7%
Total other expenses	$42,642	$45,550	$130,264	$204,277	$(2,908)	(6.4)%	$(74,013)	(36.2)%

Total other expenses decreased $2.9 million and $74.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The primary factors contributing to these decreases were:

•
Amortization of intangibles decreased $1.9 million and $6.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These decreases were primarily due to a portion of the Company's core deposit intangibles becoming fully amortized in the second quarter of 2016, thereby reducing intangibles in 2017.

•
Deposit insurance premiums and other expenses increased $1.8 million and decreased $1.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The expense for the three-month and nine-month periods ended September 30, 2016 included a higher contingent loss on the transfer of unfunded credit facilities to Santander, which did not recur in 2017. This decrease in cost was offset by increases in other expenses and FDIC insurance premium.

•
Losses on debt extinguishment decreased $4.6 million and $72.4 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These expenses were primarily related to early termination fees incurred by the Company in association with the termination of FHLB advances in 2016. During the three-month and nine-month periods ended September 30, 2016, the Bank terminated $1.3 billion and $2.8 billion of FHLB advances, respectively, incurring costs of $32.9 million and $78.4 million. The Bank also terminated $750.0 million and $3.5 billion of FHLB advances during the three-month and nine-month periods ended September 30, 2016. During the three-month period ended September 30, 2017, a $5.1 million expense on tender offer was incurred. Additionally, for the nine-month period ended September 30, 2017, a $4.0 million charge on the buyback of REIT preferred stock, and a tender offer on Bank debt resulted in a charge of $6.7 million.

•
Other miscellaneous expenses increased $1.8 million and $6.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These increases were primarily due to the impairment of capitalized software of $1.5 million and $8.0 million in the three-month and nine-month periods ended September 30, 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax provision of $93.4 million and $264.4 million was recorded for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $108.3 million and $340.0 million for the corresponding periods in 2016. This resulted in effective tax rates ("ETR") of 28.3% and 27.7% for the three-month and nine-month periods ended September 30, 2017, respectively, compared to 32.4% and 35.8% for the corresponding periods in 2016.

The decrease in the ETR for the three-month and nine-month periods ended September 30, 2017 was predominantly due to the undistributed net earnings of a Puerto Rico subsidiary that will be indefinitely reinvested outside the U.S.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2017 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$324,539	$297,952	$945,102	$793,345	$26,587	8.9%	$151,757	19.1%
Total non-interest income	100,583	104,736	282,360	297,311	(4,153)	(4.0)%	(14,951)	(5.0)%
Provision for credit losses	20,716	19,872	64,577	40,215	844	4.2%	24,362	60.6%
Total expenses	379,299	395,759	1,169,247	1,162,090	(16,460)	(4.2)%	7,157	0.6%
Income/(loss) before income taxes	25,107	(12,943)	(6,362)	(111,649)	38,050	294.0%	105,287	94.3%
Intersegment revenue/(expense)(1)	3,076	9,656	9,226	34,111	(6,580)	(68.1)%	(24,885)	(73.0)%
Total assets	19,716,199	19,735,459	19,716,199	19,735,459	(19,260)	(0.1)%	(19,260)	(0.1)%

Consumer and Business Banking reported income before income taxes of $25.1 million and a loss before income taxes of $6.4 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to losses before income taxes of $12.9 million and $111.6 million for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income increased $26.6 million and $151.8 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. These increases were primarily driven by deposit product margin where despite rising interest rates, costs have been managed down.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Total non-interest income decreased $4.2 million and $15.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
The provision for credit losses increased by $24.4 million for the nine-month period ended September 30, 2017 compared to the corresponding period in 2016 due to increased consumer loan delinquencies in 2017 compared to the corresponding periods in 2016.

•
Total expenses decreased $16.5 million and increased $7.2 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, driven mainly by increased marketing expenses in 2017 that were partially offset by lower overhead costs.

Commercial Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$87,176	$91,259	$259,502	$257,421	$(4,083)	(4.5)%	$2,081	0.8%
Total non-interest income	15,837	16,947	45,729	51,094	(1,110)	(6.5)%	(5,365)	(10.5)%
Provision for credit losses	5,857	(20,162)	16,115	32,686	26,019	129.0%	(16,571)	(50.7)%
Total expenses	51,677	51,156	154,587	157,672	521	1.0%	(3,085)	(2.0)%
Income/(loss) before income taxes	45,479	77,212	134,529	118,157	(31,733)	(41.1)%	16,372	13.9%
Intersegment revenue/(expense)(1)	1,619	3,616	4,553	12,927	(1,997)	(55.2)%	(8,374)	(64.8)%
Total assets	11,606,759	12,174,784	11,606,759	12,174,784	(568,025)	(4.7)%	(568,025)	(4.7)%

Commercial Banking reported income before income taxes of $45.5 million and $134.5 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to income before income taxes of $77.2 million and $118.2 million for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $4.1 million and increased $2.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. Total average gross loans were $11.6 billion and $11.6 billion for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $12.2 billion and $11.9 billion for the corresponding periods in 2016. The decline in average gross loans is primarily related to a decrease in the Middle Market portfolio.

•	Total non-interest income decreased $1.1 million and $5.4 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
The provision for credit losses increased $26.0 million and decreased $16.6 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in provision during the three-month period ended September 30, 2017 compared to the corresponding period in 2016 is driven by increased reserves within the Middle Market portfolio. The decrease in provision for the nine-month period ended September 30, 2017 is due to increased provisions required for the Energy Finance portfolio in the prior year that did not recur in 2017.

•	Total expenses increased $0.5 million and decreased $3.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$72,870	$74,992	$220,580	$212,035	$(2,122)	(2.8)%	$8,545	4.0%
Total non-interest income	2,855	5,124	8,121	16,445	(2,269)	(44.3)%	(8,324)	(50.6)%
Provision for credit losses	(2,824)	2,945	(8,784)	23,905	(5,769)	(195.9)%	(32,689)	(136.7)%
Total expenses	17,530	20,556	57,162	66,819	(3,026)	(14.7)%	(9,657)	(14.5)%
Income/(loss) before income taxes	61,019	56,615	180,323	137,756	4,404	7.8%	42,567	30.9%
Intersegment revenue/(expense)(1)	500	2,523	1,997	9,940	(2,023)	(80.2)%	(7,943)	(79.9)%
Total assets	$14,073,894	$15,005,335	$14,073,894	$15,005,335	$(931,441)	(6.2)%	$(931,441)	(6.2)%

Commercial Real Estate reported income before income taxes of $61.0 million and $180.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to income before income taxes of $56.6 million and $137.8 million for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $2.1 million and increased $8.5 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The average balance of this segment's gross loans decreased to $14.1 billion and $14.3 billion for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $15.2 billion and $15.3 billion for the corresponding periods in 2016. The balance decline is driven by higher runoff in the Multi-Family portfolio outpacing originations. The average balance of deposits was $778.4 million and $867.2 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $817.2 million and $788.1 million for the corresponding periods in 2016.

•	Total non-interest income decreased $2.3 million and $8.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
The provision for credit losses decreased $5.8 million and $32.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared the corresponding periods in 2016. The decrease in provisions is primarily related to a provision release in the real estate construction portfolio.

•
Total expenses decreased $3.0 million and $9.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. Total assets were $14.1 billion as of September 30, 2017, compared to $15.0 billion as of September 30, 2016.

GCB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$35,494	$60,436	$119,968	$182,024	$(24,942)	(41.3)%	$(62,056)	(34.1)%
Total non-interest income	23,205	26,319	48,808	65,818	(3,114)	(11.8)%	(17,010)	(25.8)%
Provision for credit losses	11,599	(2,487)	23,871	28,889	14,086	566.4%	(5,018)	(17.4)%
Total expenses	24,615	26,830	75,945	89,952	(2,215)	(8.3)%	(14,007)	(15.6)%
Income/(loss) before income taxes	22,485	62,412	68,960	129,001	(39,927)	(64.0)%	(60,041)	(46.5)%
Intersegment revenue/(expense)(1)	(1,823)	(702)	(5,867)	(780)	(1,121)	(159.7)%	(5,087)	(652.2)%
Total assets	$6,109,131	$10,551,939	$6,109,131	$10,551,939	$(4,442,808)	(42.1)%	$(4,442,808)	(42.1)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GCB reported income before income taxes of $22.5 million and $69.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to income before income taxes of $62.4 million and $129.0 million for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $24.9 million and $62.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The average balance of this segment's gross loans were $5.5 billion and $6.3 billion for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $8.8 billion and $9.5 billion for the corresponding periods in 2016. The average balance of deposits was $2.1 billion and $2.2 billion for the three-month and nine-month periods ended September 30, 2017, respectively, compared to $2.4 billion and $2.1 billion for the corresponding periods in 2016. The decrease in loan balances is attributed to the strategic goal of building a less capital intensive US franchise, which was attained by transferring assets to Santander by pro-actively reducing exposures for weaker credit clients related to the Commodities and Oil & Gas sectors.

•	Total non-interest income decreased $3.1 million and $17.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
The provision for credit losses increased $14.1 million and decreased $5.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The provision for the three-month period ended September 30, 2017 is higher reserves required to Oil & Gas clients, while the provisions for the nine-month period ended September 30, 2017 is lower due to an overall lower need for an allowance related related to the Oil & Gas portfolio compared to the same period in 2016.

•	Total expenses decreased $2.2 million and $14.0 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

Other

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$27,665	$(45,680)	$62,738	$(8,180)	$73,345	160.6%	$70,918	867.0%
Total non-interest income	181,047	189,825	548,945	608,810	(8,778)	(4.6)%	(59,865)	(9.8)%
Provision for credit losses	48,812	4,426	80,472	31,247	44,386	1,002.8%	49,225	157.5%
Total expenses	234,270	260,723	739,912	852,990	(26,453)	(10.1)%	(113,078)	(13.3)%
Income/(loss) before income taxes	(74,370)	(121,004)	(208,701)	(283,607)	46,634	38.5%	74,906	26.4%
Intersegment revenue/(expense)(1)	(3,372)	(15,093)	(9,909)	(56,198)	11,721	77.7%	46,289	82.4%
Total assets	$41,714,577	$43,782,904	$41,714,577	$43,782,904	$(2,068,327)	(4.7)%	$(2,068,327)	(4.7)%

The Other category reported losses before income taxes of $74.4 million and $208.7 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to losses before income taxes of $121.0 million and $283.6 million for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•	Net interest income increased $73.3 million and $70.9 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•	Total non-interest income decreased $8.8 million and $59.9 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•
The provision for credit losses increased $44.4 million and $49.2 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

•	Total expenses decreased $26.5 million and $113.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
	2017	2016	2017	2016	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
	(in thousands)				(dollars in thousands)
Net interest income	$989,140	$1,095,060	$3,085,739	$3,388,276	$(105,920)	(9.7)%	$(302,537)	(8.9)%
Total non-interest income	496,728	389,375	1,363,948	1,109,894	107,353	27.6%	254,054	22.9%
Provision for credit losses	536,447	610,398	1,692,015	1,782,489	(73,951)	(12.1)%	(90,474)	(5.1)%
Total expenses	671,648	570,017	1,910,365	1,645,156	101,631	17.8%	265,209	16.1%
Income/(loss) before income taxes	277,773	304,020	847,307	1,070,525	(26,247)	(8.6)%	(223,218)	(20.9)%
Intersegment revenue/(expense)(1)	—	—	—	—	—	0%	—	0%
Total assets	$38,765,557	$38,771,636	$38,765,557	$38,771,636	$(6,079)	—%	$(6,079)	—%

SC reported income before income taxes of $277.8 million and $847.3 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to income before income taxes of $304.0 million and $1.1 billion for the three-month and nine-month periods ended September 30, 2016. Factors contributing to these changes were as follows:

•
Net interest income decreased $105.9 million and $302.5 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2017 due to higher market rates and increased spreads.

•
Total non-interest income increased $107.4 million and $254.1 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016 due to the continual growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
The provision for credit losses decreased $74.0 million and $90.5 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016 primarily due to a lower build of the ACL as a result of the decline in originations during the nine-months ended September 30, 2017, compared to the corresponding period in 2016.

•
Total expenses increased $101.6 million and $265.2 million for the three-month and nine-month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to the continual growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial LHFI:
Commercial real estate loans	$9,690,850	11.9%	$10,112,043	11.8%	$10,165,990	11.7%
Commercial and industrial loans and other commercial	22,073,060	27.1%	25,644,405	29.9%	26,400,792	30.4%
Multifamily	8,293,232	10.1%	8,683,680	10.1%	9,021,275	10.4%
Total Commercial Loans (1)	40,057,142	49.1%	44,440,128	51.8%	45,588,057	52.5%
Consumer loans secured by real estate:
Residential mortgages	8,476,935	10.4%	7,775,272	9.1%	7,588,663	8.7%
Home equity loans and lines of credit	5,855,086	7.2%	6,001,192	7.0%	6,041,629	7.0%
Total consumer loans secured by real estate	14,332,021	17.6%	13,776,464	16.1%	13,630,292	15.7%
Consumer loans not secured by real estate:
RICs and auto loans - originated	23,074,936	28.3%	22,104,918	25.8%	21,602,717	24.9%
RICs and auto loans - purchased	2,162,540	2.7%	3,468,803	4.0%	4,005,079	4.6%
Personal unsecured loans	1,262,591	1.5%	1,234,094	1.4%	1,219,942	1.4%
Other consumer	659,469	0.8%	795,378	0.9%	848,252	0.9%
Total consumer loans	41,491,557	50.9%	41,379,657	48.2%	41,306,282	47.5%
Total LHFI	$81,548,699	100.0%	$85,819,785	100.0%	$86,894,339	100.0%
Total LHFI with:
Fixed	$49,274,614	60.4%	$51,752,761	60.3%	$53,357,078	61.4%
Variable	32,274,085	39.6%	34,067,024	39.7%	33,537,261	38.6%
Total LHFI	$81,548,699	100.0%	$85,819,785	100.0%	$86,894,339	100.0%

(1)As of September 30, 2017, the Company had $240.3 million of loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $4.4 billion, or 9.9%, from December 31, 2016 to September 30, 2017, and decreased $5.5 billion, or 12.1%, from September 30, 2016 to September 30, 2017. The decrease from December 31, 2016 to September 30, 2017 was primarily due to a decrease in commercial and industrial loans of $3.6 billion, which included payoffs to approximately 1,050 loans totaling $1.2 billion. Additionally, there was a decrease in multifamily loans of $390.4 million as the Company switches its focus to commercial real estate banking. Commercial real estate loans decreased $421.2 million.

	At September 30, 2017, Maturing
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$2,374,562	$5,734,318	$1,581,970	$9,690,850
Commercial and industrial loans and other	8,971,086	11,299,673	1,885,580	22,156,339
Multi-family loans	869,308	6,358,473	1,065,451	8,293,232
Total	$12,214,956	$23,392,464	$4,533,001	$40,140,421
Loans with:
Fixed rates	$3,750,183	$10,359,663	$1,638,295	$15,748,141
Variable rates	8,464,773	13,032,801	2,894,706	24,392,280
Total	$12,214,956	$23,392,464	$4,533,001	$40,140,421
(1) Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $555.6 million, or 4.0%, from December 31, 2016 to September 30, 2017, and increased $701.7 million, or 5.1%, from September 30, 2016 to September 30, 2017. The increase from December 31, 2016 to September 30, 2017 was comprised of an increase in the residential mortgage portfolio of $701.7 million due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $146.1 million.

The increase from September 30, 2016 to September 30, 2017 was due to an increase in the residential mortgage portfolio of $888.3 million, offset by a decrease in the home equity and lines of credit portfolio of $186.5 million.

Consumer Loans Not Secured By Real Estate

The consumer loan portfolio not secured by real estate decreased $443.7 million, or 1.6%, from December 31, 2016 to September 30, 2017, and decreased $516.5 million, or 1.9%, from September 30, 2016 to September 30, 2017. These decreases in the RIC and auto loan portfolio were primarily due to a decrease in the RIC and auto loan portfolio - purchased portfolio of $1.3 billion which was offset by a $1.0 billion increase in new originations. This decrease is due to run-off of the portfolio from normal paydown and chargeoff activity.

The decrease from September 30, 2016 to September 30, 2017 was primarily due to a decrease in the RICs and auto loans - purchased portfolio of $1.8 billion, offset by an increase in new originations of $1.5 billion.

As of September 30, 2017, 70.2% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO®") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn. The Company's automated originations process for these credits reflects a disciplined approach to credit risk management to mitigate the risks of nonprime customers. The Company's robust historical data on both organically originated and acquired loans provides it with the ability to perform advanced loss forecasting. Each applicant is automatically assigned a proprietary custom score using information such as FICO scores, debt-to-income ("DTI") ratios, loan-to-value ("LTV") ratios, and over 30 other predictive factors, placing the applicant in one of 100 pricing tiers. The pricing in each tier is continuously monitored and adjusted to reflect market and risk trends. In addition to the Company's automated process, it maintains a team of underwriters for manual review, consideration of exceptions, and review of deal structures with dealers.

	September 30, 2017		December 31, 2016
Credit Score Range(2)	RICs and auto loans(3)		RICs and auto loans(3)
	Standard file(4)	Non-Standard file(5)	Standard file(4)	Non-Standard file(5)

No FICO(1)	5.0%	59.6%	5.5%	61.7%
<600	61.4%	20.5%	60.1%	20.6%
600-639	19.0%	9.5%	19.4%	7.9%
>=640	14.6%	10.4%	15.0%	9.8%
Total	100.0%	100.0%	100.0%	100.0%

(1) Consists primarily of loans for which credit scores are not considered in the ALLL model.
(2) Credit scores updated quarterly.
(3) RICs include $762.6 million and $924.7 million of LHFS at September 30, 2017 and December 31, 2016, respectively, that do not have an allowance.
(4) Defined as borrowers with greater than 36 months of credit history or four or more trade lines.
(5) Defined as borrowers with less than 36 months of credit history or less than four trade lines.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2017, a typical RIC was originated with an average annual percentage rate of 16.1% and was purchased from the dealer at a discount of 1.2%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of September 30, 2017, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. To ensure credit quality, authority to approve loans are executed in accordance with the Company’s credit and governance standards consistent with its Enterprise Risk Management Framework. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$146,916	$179,220
Commercial and industrial loans and other commercial	204,856	193,465
Multifamily	10,715	8,196
Total commercial loans	362,487	380,881
Consumer:
Residential mortgages	284,415	287,140
Consumer loans secured by real estate	116,482	120,065
RICs and auto loans - originated	1,553,954	1,045,587
RICs - purchased	274,374	284,486
Personal unsecured and other consumer	15,805	17,895
Total consumer loans	2,245,030	1,755,173
Total non-accrual loans	2,607,517	2,136,054

Other real estate owned	146,362	116,705
Repossessed vehicles	157,757	173,754
Other repossessed assets	1,711	3,838
Total other real estate owned and other repossessed assets	305,830	294,297
Total non-performing assets	$2,913,347	$2,430,351

Past due 90 days or more as to interest or principal and accruing interest	$96,256	$93,846
Annualized net loan charge-offs to average loans (1)	2.9%	2.7%
Non-performing assets as a percentage of total assets	2.2%	1.8%
Non-performing loans ("NPLs") as a percentage of total loans	3.1%	2.4%
ALLL as a percentage of total NPLs	151.7%	178.6%

(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended September 30, 2017.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $242.1 million and $120.7 million at September 30, 2017 and December 31, 2016, respectively. Potential problem consumer loans amounted to $4.4 billion and $4.3 billion at September 30, 2017 and December 31, 2016, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period to $2.9 billion, or 2.2% of total assets, at September 30, 2017, compared to $2.4 billion, or 1.8% of total assets, at December 31, 2016, primarily attributable to an increase in NPLs in the commercial and industrial and RIC portfolios, offset by a decrease in the mortgage and home equity loan portfolios.

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

Commercial

Commercial NPLs decreased $18.4 million from December 31, 2016 to September 30, 2017. At both September 30, 2017 and December 31, 2016, commercial NPLs accounted for 0.9% of commercial LHFI. The decrease in commercial NPLs was comprised of a $32.3 million in the commercial real estate portfolio, offset by a $11.4 million increase in commercial and industrial NPLs.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017		December 31, 2016
	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
	(dollars in thousands)
NPLs	$284,415	$116,482	$287,140	$120,065
Total LHFI	8,476,935	5,855,086	7,775,272	6,001,192
NPLs as a percentage of total LHFI	3.4%	2.0%	3.7%	2.0%
NPLs in foreclosure status	50.8%	32.9%	58.6%	38.4%

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

Interest is accrued when earned in accordance with the terms of the RIC. For certain RICs originated prior to January 1, 2017, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. For RICs originated after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of through which origination channel the receivable was originated. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

NPLs in the RIC and auto loan portfolio increased $498.3 million from December 31, 2016 to September 30, 2017. The increase was comprised of a $508.4 million increase in RICs and auto loans-originated offset by a $10.1 million decrease in RICs - purchased. At September 30, 2017, non-performing RICs and auto loans accounted for 7.2% of total RIC and auto LHFI, compared to 5.2% of total RICs and auto loans at December 31, 2016. NPLs in the unsecured and other consumer loan portfolio decreased $2.1 million from December 31, 2016 to September 30, 2017. At September 30, 2017 and December 31, 2016, non-performing personal unsecured and other consumer loans accounted for 0.8% and 0.9% of total unsecured and other consumer loans, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosure Activity

The percentage of NPLs in foreclosure status decreased from 58.6% at December 31, 2016 to 50.8% at September 30, 2017 for residential mortgages and from 38.4% at December 31, 2016 to 32.9% at September 30, 2017 for Home Equity loans.

The dollar value of NPLs in foreclosure status decreased from $168.2 million at December 31, 2016 to $144.4 million at September 30, 2017 for residential mortgages and from $46.2 million at December 31, 2016 to $38.3 million at September 30, 2017 for home equity loans.

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

Puerto Rico’s economy remains in an economic and fiscal crisis that has already extended for 11 years. The island’s economy continues experiencing adjustments related to the aftermath of the housing market crisis, the banking industry consolidation in 2010 and multiple rounds of austerity measures implemented in recent years in an attempt to stabilize the public sector fiscal crisis. These circumstances have eroded confidence and prolonged the contraction in economic activity. Refer to the Economic and Business Environment section of MD&A for additional information on the impact of Hurricane Maria on Puerto Rico.

The following table represents the concentration of foreclosures by state and U.S territory for the Company as a percentage of total foreclosures at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016

Puerto Rico	60.6%	60.0%
New York	6.7%	10.7%
Massachusetts	3.4%	7.0%
All other states(1)	29.3%	22.3%
(1) States included in this category individually represent less than 10% of total foreclosures.

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 98.8% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 54.4% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

Alt-A Loans

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At September 30, 2017 and December 31, 2016, the residential mortgage portfolio included the following Alt-A loans:

	September 30, 2017	December 31, 2016
	(dollars in thousands)

Alt-A loans	$408,735	$476,229
Alt-A loans as a percentage of the residential mortgage portfolio(1)	4.7%	5.8%
Alt-A loans in NPL status	$39,413	$48,189
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	13.9%	16.8%
(1) Includes residential mortgage held for sale

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The performance of the Alt-A segment has remained poor, averaging a 9.6% NPL ratio in 2017. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.5% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 13.9% at September 30, 2017. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

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

The following table summarizes TDRs at the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Performing
Commercial	$162,147	$214,474
Residential mortgage	282,646	268,777
RICs and auto loans	5,385,839	4,556,770
Other consumer	128,905	129,767
Total performing	5,959,537	5,169,788
Non-performing
Commercial	137,596	148,038
Residential mortgage	124,346	139,274
RICs and auto loans	638,036	604,864
Other consumer	41,958	44,951
Total non-performing	941,936	937,127
Total	$6,901,473	$6,106,915

Performing TDRs totaled $6.0 billion at September 30, 2017, an increase of $789.7 million compared to December 31, 2016. Non-performing TDRs totaled $941.9 million at September 30, 2017, an increase of $4.8 million compared to December 31, 2016.

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2017		Nine-Month Period Ended September 30, 2016
	RICs and auto loans	All other loans	RICs and auto loans	All other loans(1)
	(in thousands)
TDRs, beginning of period	$5,161,935	$944,981	$3,877,660	$923,857
New TDRs(1)	3,175,818	209,551	2,654,582	63,137
Charged-Off TDRs	(1,538,242)	(230,672)	(1,167,132)	(16,609)
Sold TDRs	(8,092)	(9,239)	5,351	(7,452)
Payments on TDRs	(767,544)	(37,023)	(516,270)	(97,521)
TDRs, end of period	$6,023,875	$877,598	$4,854,191	$865,412

(1) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Performing commercial TDRs were $162.1 million, or 54.1% of total commercial TDRs at September 30, 2017 compared to $214.5 million, or 59.2% of total commercial TDRs at December 31, 2016. The change in performing commercial TDRs is primarily attributable to payoffs from two significant borrowers who were current and performing. The increase in non-performing commercial TDRs can be attributed to four significant new obligors being modified during the period, comprising $75.3 million of the increase.

Residential Mortgages

Performing residential mortgage TDRs increased from $268.8 million, or 65.9% of total residential mortgage TDRs at December 31, 2016, to $282.6 million, or 69.4% of total residential TDRs at September 30, 2017.

RICs

The RIC and auto LHFI is primarily comprised of nonprime loans (70.2% at September 30, 2017), which lead to a higher rate of modifications and deferrals, and thus a higher volume of TDRs, than other portfolios. Total RIC and auto loan portfolio TDRs (performing and non-performing) comprised 20.2% of the Company’s total RIC and auto loan portfolio at December 31, 2016 and 23.2% at September 30, 2017. As a percentage of the RIC and auto loan portfolio recorded investment, there have been no significant increases in modification or deferral activity during the reporting period. The increased TDR activity at SHUSA may continue until the loan portfolios acquired as part of the Change in Control either pay off or charge-off.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as TDRs are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related provision for loan and lease losses. Changes in these ratios and periods are considered in determining the appropriate level of the ALLL and related provision for loan and lease losses. For loans that are classified as TDRs, the Company generally compares the present value of expected cash flows to the outstanding recorded investment of TDRs to determine the amount of allowance and related provision for credit losses that should be recorded. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated costs to sell.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consumer Loans

Performing other consumer loan TDRs decreased from $129.8 million, or 74.3% of total other consumer loan TDRs, at December 31, 2016, to $128.9 million, or 75.4% of total other consumer loan TDRs, at September 30, 2017. If a customer’s financial difficulty is not temporary, the Company may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on the Company's revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible compared to overall TDR activity.

Delinquencies

At September 30, 2017 and December 31, 2016, the Company's delinquencies consisted of the following:

	September 30, 2017					December 31, 2016
	Consumer Loans Secured by Real Estate	RICs and auto loans	Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Other Consumer Loans	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$618,995	$4,314,809	$242,608	$383,798	$5,560,210	$568,517	$4,261,192	$245,588	$257,152	$5,332,449
Total Loans(1)	$14,544,659	$26,000,107	$2,851,609	$40,140,421	$83,536,796	$14,239,357	$26,498,469	$3,107,074	$44,561,193	$88,406,093
Delinquencies as a % of Loans	4.3%	16.6%	8.5%	1.0%	6.7%	4.0%	16.1%	7.9%	0.6%	6.0%

(1) Includes LHFS.

Overall, total delinquencies increased by $227.8 million, or 4.3%, from December 31, 2016 to September 30, 2017. Consumer loans secured by real estate delinquencies increased $50.5 million, primarily due to a decrease in credit quality in the residential mortgage portfolio. RICs and auto loan and other consumer loan delinquencies increased $53.6 million and decreased $3.0 million, respectively, primarily due to seasonality in the RIC and auto loan portfolio, where delinquencies tend to be highest during the holiday months of November to January. Commercial delinquencies increased $126.6 million.

ALLOWANCE FOR CREDIT LOSSES ("ACL")

The ACL is maintained at levels management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as FICO scores and CLTV, internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
	(dollars in thousands)
Allocated allowance:
Commercial loans	$424,791	49.1%	$449,837	51.8%
Consumer loans	3,484,331	50.9%	3,317,604	48.2%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,956,145	100.0%	3,814,464	100.0%
Reserve for unfunded lending commitments	116,086		122,418
Total ACL	$4,072,231		$3,936,882

General

The ACL increased $135.3 million from December 31, 2016 to September 30, 2017. The increase in the overall ACL was primarily attributable to the increased amount of TDR's within SC's RIC and auto loan portfolio, and $37.0 million of reserves booked for possible losses from Hurricane Maria.

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

The risk factors inherent in the ACL are continuously reviewed and revised by management when conditions indicate that the estimates initially applied are different from actual results. The Company also performs a comprehensive analysis of the ACL on a quarterly basis. In addition, the Company performs a review each quarter of allowance levels and trends by major portfolio against the levels of peer banking institutions to benchmark our allowance and industry norms.

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

The portion of the ALLL related to the commercial portfolio was $424.8 million at September 30, 2017 (1.1% of commercial LHFI) and $449.8 million at December 31, 2016 (1.0% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio is, in part, due to the current economic environment impacting our commercial customers, primarily in the energy sector. Management recorded additional reserves for this portfolio during the first quarter of 2016.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 25.9% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 0.8% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

For RICs and personal unsecured loans at SC, the Company estimates the ALLL at a level considered adequate to cover probable credit losses inherent in the non-TDR portfolio, and records impairment on the TDR portfolio using a DCF model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis. For RICs, the Company segregates the portfolio based on homogeneity into pools based on source, then further stratifies each pool by vintage and custom loss forecasting score. For each vintage and risk segment, the Company's vintage model predicts the timing of unit losses and the loan balance at the time of default. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

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

The allowance for consumer loans was $3.5 billion and $3.3 billion at September 30, 2017 and December 31, 2016, respectively. The allowance as a percentage of held-for-investment consumer loans was 8.4% at September 30, 2017 and 8.0% at December 31, 2016. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

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

Unallocated

Additionally, the Company reserves for certain inherent but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $47.0 million at September 30, 2017 and December 31, 2016.

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

The reserve for unfunded lending commitments decreased from $122.4 million at December 31, 2016 to $116.1 million at September 30, 2017. This change was primarily due to a reduction during 2016 in off-balance sheet lending commitments. During the three-month and nine-month periods ended September 30, 2017, SBNA transferred $6.8 billion of unfunded commitments to extend credit to an unconsolidated related party. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and stock in the FHLB and FRB. MBS consist of pass-through, collateralized mortgage obligations ("CMOs"), and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s Investor Service at the date of issuance. The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities AFS increased $208.8 million to $17.2 billion at September 30, 2017, compared to $17.0 billion at December 31, 2016. During the nine-month period ended September 30, 2017, the composition of the Company's investment portfolio changed due to an increase in MBS, which were offset by a decrease in ABS. MBS increased by $1.0 billion primarily due to investment purchases of $4.2 billion, offset by $3.1 billion of principal paydowns and maturities. ABS decreased $674.9 million, primarily due to $447.0 million of principal paydowns. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as held-to-maturity securities. Held-to-maturity securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities held-to-maturity were $1.6 billion at September 30, 2017. The Company had 23 investment securities classified as held-to-maturity as of September 30, 2017.

Total trading securities increased $7.5 million to $9.1 million at September 30, 2017, compared to $1.6 million at December 31, 2016.

Total gross unrealized losses decreased by $57.9 million to $175.7 million during the nine-month period ended September 30, 2017. The majority of the decrease in unrealized losses was in the MBS portfolios. The unrealized losses decreased within the MBS portfolios by $56.5 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $730.8 million at December 31, 2016 to $708.3 million at September 30, 2017, primarily due to the Company redeeming $205.4 million of FHLB stock at par, partially offset by the Company's purchase of $154.8 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the period ended September 30, 2017, the Company did not purchase any FRB stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at September 30, 2017 was approximately 4.47 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2017 was approximately 3.02 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Investment securities AFS:
U.S. Treasury securities and government agencies	$8,242,685	$8,163,027
FNMA and FHLMC securities	8,399,780	7,639,823
State and municipal securities	25	30
Other securities (1)	590,556	1,221,345
Total investment securities AFS	17,233,046	17,024,225
Investment securities held-to-maturity:
U.S. government agencies	1,560,850	1,658,644
Total investment securities held-to-maturity (2)	1,560,850	1,658,644
Trading securities	9,098	1,630
Other investments	708,294	730,831
Total investment portfolio	$19,511,288	$19,415,330

(1) Other securities primarily include corporate debt securities and ABS.
(2) Held-to-maturity securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2017:

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$4,333,536	$4,280,822
FHLMC	4,172,562	4,118,958
Government National Mortgage Association (1)	8,180,180	8,116,671
Government - Treasuries	1,669,963	1,668,107
Total	$18,356,241	$18,184,558

(1) Includes U.S government agency MBS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2017, goodwill totaled $4.5 billion and represented 3.4% of total assets and 19.0% of total stockholder's equity. The following table shows goodwill by reporting units at September 30, 2017:

	Consumer and Business Banking	Commercial Real Estate	Commercial Banking	Global Corporate Banking	SC	Santander BanCorp	Total
	(in thousands)
Goodwill at September 30, 2017	$1,880,303	$870,411	$542,584	$131,130	$1,019,960	$10,537	$4,454,925

The Company conducted its annual goodwill impairment tests as of October 1, 2016 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2016, the Company determined that no impairments of goodwill were identified as a result of the annual impairment tests.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the third quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's had a net deferred tax liability balance of $684.3 million at September 30, 2017 (consisting of a deferred tax asset balance of $958.2 million and a deferred tax liability balance of $1,642.5 million), compared to a net deferred tax liability balance of $430.5 million at December 31, 2016 (consisting of a deferred tax asset balance of $989.8 million and a deferred tax liability balance of $1,420.3 million). The $253.8 million increase of net deferred liabilities for the nine-month period ended September 30, 2017 was primarily due to an increase in deferred tax liabilities related to accelerated depreciation on leasing transactions, partially offset by a decrease in deferred tax liabilities related to unremitted foreign earnings of a subsidiary of SC.

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

On November 13, 2015, the Federal District Court issued a written opinion in favor of the Company on all contested issues, and in a judgment issued on January 13, 2016, ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment. On December 15, 2016, the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court. Pursuant to the First Circuit's decision, the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and claim the interest expense deductions. The First Circuit ordered the case to be remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On March 16, 2017, the Company filed a petition requesting the U.S. Supreme Court to hear its appeal of the First Circuit Court’s decision. On June 26, 2017 the U.S. Supreme Court denied the Company’s request, and the case has now been remanded to the Federal District Court as ordered by the Court of Appeals. On remand, the parties are awaiting the Court’s decision on motions for summary judgment filed by the Company regarding the remaining issues.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to the First Circuit's decision, at December 31, 2016 the Company used its previously established $230.1 million tax reserve to write off the deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.0 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. The Company believes that this reserve amount adequately provides for potential exposure to the IRS related to these items. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.0 million to no change.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 14 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors paid cash dividends to preferred stockholders totaling $11.0 million and $11.5 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

The shares of Series C Preferred Stock are redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the FRB. As of September 30, 2017, no shares of the Series C Preferred Stock had been redeemed.

On October 3, 2017, the Company's Board of Directors declared a cash dividend on the Company's preferred stock of $0.45625 per share, which is payable on November 15, 2017 to shareholders of record as of the close of business on November 1, 2017.

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

On January 29, 2016, BSPR redeemed the outstanding $75.0 million of Series B preferred stock. In accordance with the notice of full redemption, each share of preferred stock was redeemed at the redemption price, corresponding to $25 per preference share, plus any unpaid dividends in respect of the most recent dividend period.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through the retention of quarterly earnings and risk-weighted asset ("RWA") optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2017 and December 31, 2016, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2017 and December 31, 2016, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at September 30, 2017:

	SHUSA

	September 30, 2017	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.66%	6.50%	4.50%
Tier 1 capital ratio	17.39%	8.00%	6.00%
Total capital ratio	19.10%	10.00%	8.00%
Leverage ratio	13.40%	5.00%	4.00%

(1) As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing in basis.

	BANK

	September 30, 2017	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	18.08%	6.50%	4.50%
Tier 1 capital ratio	18.08%	8.00%	6.00%
Total capital ratio	19.20%	10.00%	8.00%
Leverage ratio	13.69%	5.00%	4.00%

(2) As defined by OCC regulations. The Bank's ratios are presented under a Basel III phasing in basis.

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

Until recently, the Company was subject to an additional written agreement with the FRB of Boston on stress testing and capital adequacy. That written agreement was entered into on September 15, 2014, and was terminated on August 17, 2017.

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA and Santander, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has over $5.8 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the nine-month period ended September 30, 2017, SC completed on-balance sheet funding transactions totaling approximately $12.3 billion, including:

•	three securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $3.1 billion;

•	issuance of two retained bonds on its SDART platform for $155.0 million;

•	four securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for $4.1 billion;

•	issuance of 1 retained bond on its DRIVE platform for $113.0 million;

•	four private amortizing lease facilities for $1.6 billion; and

•	seven top-ups and two re-levers of private amortizing loan and lease facilities for $3.2 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC also completed $3.0 billion in asset sales, which consisted of $300.0 million of recurring monthly sales with its third-party flow partners and $2.6 billion in sales to Santander and $100.0 million in sales to SBNA.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

SIS entered into a two-year revolving subordinated loan agreement with Santander effective June 8, 2015, not to exceed $290.0 million in the aggregate, which matured on June 8, 2017. On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On September 13, 2017, the revolving subordinated loan agreement with SHUSA was increased to $350.0 million and on October 6, 2017, it was increased to $495.0 million.

As needed, SIS will draw down from a another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At September 30, 2017, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of September 30, 2017, the Bank had approximately $20.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.2 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2017 and December 31, 2016, liquid assets (cash and cash equivalents and LHFS), and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $20.0 billion and $21.1 billion, respectively. These amounts represented 32.2% and 31.4% of total deposits at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Bank, BSI and BSPR had $1.1 billion, $2.8 billion, and $1.1 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $855.6 million in committed liquidity from the FHLB, all of which was unused as of September 30, 2017, as well as $304.3 million in liquid assets aside from cash unused as of September 30, 2017.

Cash and cash equivalents

	Nine-Month Period Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$4,011,727	$3,135,457
Net cash provided by investing activities	1,367,478	2,514,922
Net cash used in financing activities	(7,505,439)	(3,267,636)

Cash provided by operating activities

Net cash provided by operating activities was $4.0 billion for the nine-month period ended September 30, 2017, which was primarily comprised of net income of $688.5 million, $4.3 billion in proceeds from sales of LHFS, and $758.9 million in depreciation, amortization and accretion, partially offset by $3.8 billion of originations of LHFS, net of repayments. Operating activities were adjusted for the provision for credit losses of $2.0 billion during the period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by operating activities was $3.1 billion for the nine-month period ended September 30, 2016, which was comprised of net income of $610.7 million, $3.9 billion in proceeds from sales of LHFS, and $746.6 million in depreciation, amortization and accretion, and partially offset by $4.6 billion of originations of LHFS, net of repayments. Operating activities were adjusted for the provision for credit losses of $2.2 billion during the period.

Cash used in investing activities

For the nine-month period ended September 30, 2017, net cash provided by investing activities was $1.4 billion, primarily due to $6.1 billion of purchases of investment securities available-for-sale and $4.7 billion in operating lease purchases and originations, partially offset by $2.3 billion in normal loan activity, $5.6 billion of available-for-sale investment securities sales, maturities and prepayments, $2.9 billion in proceeds from sales and terminations of operating leases, $1.1 billion in proceeds from sales of LHFI and $778.7 million in manufacturer incentives.

For the nine-month period ended September 30, 2016, net cash provided by investing activities was $2.5 billion, primarily due to $9.4 billion of purchases of investment securities available-for-sale, $1.7 billion in normal loan activity, and $4.6 billion in operating lease purchases and originations, partially offset by $14.7 billion of available-for-sale investment securities sales, maturities and prepayments, $1.4 billion in proceeds from sales of LHFI, and $1.7 billion in proceeds from sales and terminations of operating leases.

Cash used in financing activities

For the nine-month period ended September 30, 2017, net cash used in financing activities was $7.5 billion, which was primarily due to a decrease in net borrowing activity of $2.4 billion and a $5.2 billion decrease in deposits.

Net cash used in financing activities for the nine-month period ended September 30, 2016 was $3.3 billion, which was primarily due to a decrease in net borrowing activity of $5.3 billion, partially offset by a $2.1 billion increase in deposits.

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

SC's warehouse lines generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of SC's warehouse lines, delinquency and net loss ratios are calculated with respect to its serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lenders could elect to declare all amounts outstanding under the agreement immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse line.

SC has two credit facilities with eight banks providing an aggregate commitment of $3.9 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of September 30, 2017 and December 31, 2016, there were outstanding balances on these facilities of $2.8 billion and $3.7 billion, respectively. One of the facilities can be used exclusively for loan financing, and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Repurchase Facilities

SC also obtains financing through four investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of September 30, 2017 and December 31, 2016, there were outstanding balances of $658.5 million and $743.3 million, respectively, under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch (“Santander NY"), Santander provides SC with $2.8 billion of long-term committed revolving credit facilities.

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

The Company provides SC with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis maturing in March 2019. The Company also provides SC with $2.1 billion in various term loans with maturities ranging from March 2019 to March 2022. These loans eliminate in the consolidation of SHUSA.

On October 10, 2017, the Company entered into a $400.0 million loan with SC. Interest accrues on this loan at the rate of 3.10%. The note has a maturity date of October 10, 2020. This loan will eliminate in the consolidation of SHUSA.

In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. SC recognized guarantee fee expense of $4.6 million and $4.8 million for the nine-months ended September 30, 2017 and 2016, respectively.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has completed eleven securitizations year-to-date in 2017 and currently has 37 securitizations outstanding in the market with a cumulative ABS balance of approximately $15.0 billion.

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

SC also continues to periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Historically, as all of the notes and residual interests in these securitizations were issued to third parties, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets.

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

BSPR uses liquidity for funding loan commitments, satisfying deposit withdrawal requests, and repayments of borrowings.

Dividends and Stock Issuances

At September 30, 2017, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

During the three-month and nine-month periods ended September 30, 2017, the Company paid dividends of $5.0 million to its sole shareholder, Santander.

As of September 30, 2017, the Company had 530,391,043 of common stock outstanding.

During the three-month and nine-month periods ended September 30, 2017 the Company paid dividends of $3.65 million and $10.95 million, respectively, on its preferred stock.

On October 3, 2017, SHUSA’s Board of Directors declared a cash dividend on the Company’s preferred stock of $0.45625 per share, which is payable on November 15, 2017 to shareholders of record as of the close of business on November 1, 2017.

On October 20, 2017, SHUSA's Board of Directors declared a cash dividend on the Company's common stock in the amount of $5 million, which is payable on November 16, 2017 to Santander.

On October 25, 2017, SC declared a cash dividend of $0.03 per share, to be paid November 17, 2017 to SC shareholders of record as of close of business November 7, 2017. SC's capital action plan also includes dividend payments for SC's stockholders of $0.05 per share in the first and second quarters of 2018.

During the third quarter of 2017, SHUSA's subsidiaries had the following dividend activity which eliminated in consolidation:

•	The Bank declared and paid a $50.0 million dividend to SHUSA;

•	BSI declared and paid a $30.0 million dividend to SHUSA; and

•	Services and Promotions, LLC declared and paid a $9.0 million dividend to SHUSA.

On November 7, 2017, BSI declared an additional $5.0 million dividend to SHUSA payable on November 28, 2017 which will eliminate in the consolidation of SHUSA.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$4,590,010	$4,032,940	$557,070	$—	$—
Notes payable - revolving facilities	5,231,289	3,971,055	1,260,234	—	—
Notes payable - secured structured financings	23,310,484	1,619,104	5,219,206	12,065,609	4,406,565
Other debt obligations (1) (2)	11,352,184	2,971,398	4,177,059	1,939,251	2,264,476
Junior subordinated debentures due to capital trust entities (1) (2)	151,746	151,746	—	—	—
CDs (1)	5,865,838	2,924,011	1,902,414	1,031,681	7,732
Non-qualified pension and post-retirement benefits	128,328	12,903	26,203	25,396	63,826
Operating leases(3)	735,481	124,166	237,167	157,472	216,676
Total contractual cash obligations	$51,365,360	$15,807,323	$13,379,353	$15,219,409	$6,959,275
(1) Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2017. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(1)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(2)	Does not include future expected sublease income.

Excluded from the above table are deposits of $56.1 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 11 and Note 14 to the Condensed Consolidated Financial Statements.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans SC has purchased, when losses are lower than originally expected. SC is also obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans are greater than originally expected. These obligations are accounted for as derivatives.

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

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in SC's Condensed Consolidated Financial Statements. Accordingly, SC has recorded $238 million year-to-date in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $930 million at September 30, 2017.

Employment and Other Agreements

On July 2, 2015, SC announced the departure of Mr. Dundon from his roles as Chairman of the Board and Chief Executive Officer ("CEO) of SC, effective as of the close of business on July 2, 2015. In connection with Mr. Dundon's departure, and subject to the terms and conditions of his employment agreement, including Mr. Dundon's execution of a release of claims against SC, he became entitled to receive certain payments and benefits under his employment agreement. The separation agreement also provided for the modification of terms for certain other equity-based awards. Certain of the payments, agreements to make payments and benefits may be effective only upon receipt of certain required regulatory approvals.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2017, SC has not made any payments to Mr. Dundon, nor recorded any liability or obligation, arising from or pursuant to the terms of the separation agreement. Discussions with respect to this matter are ongoing, and, if all applicable conditions are satisfied, including receipt of required regulatory approvals and satisfaction of any conditions thereto, SC will be obligated to make a cash payment to Mr. Dundon of up to $115.1 million. This amount would be recorded as compensation expense in its Consolidated Statement of Income and Comprehensive Income.

The Company entered into an agreement with Mr. Dundon, Dundon DFS LLC ("DDFS"), and Santander related to Mr. Dundon’s departure from SC. Pursuant to the separation agreement the Company was deemed to have delivered an irrevocable notice to exercise its option to acquire all of the 34,598,506 shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by the call option notice, subject to the receipt of all required regulatory approvals (the "Call Transaction"). At that date, the SC Common Stock held by DDFS (the "DDFS Shares") represented approximately 9.7% of SC Common Stock. The separation agreement did not affect Santander’s option to assume the Company’s obligation under the Call Transaction as provided in the Shareholders Agreement that was entered into by the same parties on January 28, 2014 (the "Shareholders Agreement"). Under the separation agreement, because the Call Transaction was not consummated prior to October 15, 2015 (the “Call End Date”), DDFS is free to transfer any or all of the DDFS Shares, subject to the terms and conditions of the Amended and Restated Loan Agreement dated as of July 16, 2014, between DDFS and Santander. In the event the Call Transaction were to be completed after the Call End Date, interest would accrue on the price paid per share in the Call Transaction at the overnight London Interbank Offered Rate (“LIBOR") rate on the third business day preceding the consummation of the Call Transaction plus 100 basis points with respect to the shares of SC Common Stock that were ultimately sold in the Call Transaction. The Amended and Restated Loan Agreement provides for a $300.0 million revolving loan, which as of September 30, 2017 and December 31, 2016 had an unpaid principal balance ("UPB") of approximately $290.0 million. Pursuant to the loan agreement, 29,598,506 shares of SC common stock owned by DDFS LLC are pledged as collateral under a related pledge agreement (the “Pledge Agreement”). The Shareholders Agreement further provides that Santander may, at its option, become the direct beneficiary of the Call Option, and Santander has exercised this option. If consummated in full, DDFS LLC would receive $928.3 million plus interest that has accrued since the Call End Date. To date, the Call Transaction has not been consummated.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2017 and December 31, 2016:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2017	December 31, 2016
Down 100 basis points	(2.70)%	(2.14)%
Up 100 basis points	2.38%	2.36%
Up 200 basis points	4.49%	4.36%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2017 and December 31, 2016.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2017	December 31, 2016
Down 100 basis points	(2.39)%	(1.23)%
Up 100 basis points	(0.36)%	(0.76)%
Up 200 basis points	(2.43)%	(2.50)%

As of September 30, 2017, the Company’s MVE profile showed a decrease of 2.39% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.36% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A of Financial Condition and Results of Operations — Asset and Liability Management above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

4. Methodology to Estimate Credit Loss Allowance

The Company’s policies and controls related to the methodology used for estimating the credit loss allowance in accordance with GAAP, specifically as it relates to the calculation of impairment for TDRs separately from the general allowance on loans not classified as TDRs, the consideration of net discounts and the calculation of selling costs when estimating the allowance either were not designed appropriately or failed to operate effectively. Additionally the resources dedicated to the reviews were not sufficient to identify all relevant instances of non-compliance with policies and GAAP and did not sufficiently review supporting methodologies and practices to identify variances from the Company’s policies and GAAP.

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

In addition to the above items emanating from SC, the following material weaknesses were identified at the SHUSA level:

9. Review of Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the SCF and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of such information.

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

To address the material weakness in the control environment (material weakness 1, noted above), the Company is in the process of strengthening its processes and controls as follows:

•
Established regular working group meetings, with appropriate oversight by management, to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

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

To address the material weakness in SC’s control environment, risk assessment, control activities and monitoring (material weakness 2, noted above), the Company is in the process of strengthening its processes and controls as follows:

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

•	Hired a Chief Accounting Officer and other key personnel with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed and implemented a plan to enhance its risk assessment processes, control procedures and documentation.

•	Developed and implemented additional documentation, controls and governance for the credit loss allowance and accretion processes.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue the remediation efforts.

•	Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and U.S. GAAP.

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk which may impact financial reporting or the related internal controls.

•	Completed a comprehensive review and update of all accounting policies, process descriptions and control activities.

To address the material weaknesses related to the application of effective interest method for accretion (material weakness 3, noted above) and the identification, governance and monitoring of models used to estimate accretion (material weakness 7, noted above), the Company has taken the following measures:

•	Enhanced its accounting documentation and review procedures of key assumptions to ensure the Company’s accretion methodology conforms to Company policy and GAAP.

•
Automated the process for the application of the effective interest rate method for accreting discounts, subvention payments from manufacturers and other origination costs on individually acquired RICs.

•	Implemented comprehensive review controls over data, inputs and assumptions used in the models.

•	Strengthened review controls and change management procedures over the models used to estimate accretion.

•	Developed a comprehensive accretion model documentation manual and implemented on-going performance monitoring to ensure compliance with required standards.

•	Increased accounting resources with qualified, permanent resources to ensure an adequate level of review and execution of control activities.

To address the material weaknesses related to the methodology to estimate credit loss allowance (material weakness 4, noted above), loans modified as TDRs (material weakness 5, noted above), and development, approval, and monitoring of models used to estimate the credit loss allowance (material weakness 6, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Conducted a comprehensive design effectiveness review and augmentation of the controls to ensure all critical risks are addressed.

•
Enhanced its accounting documentation and review procedures relating to credit loss allowance and TDRs to demonstrate how the Company’s policies and procedures align with GAAP and produce a repeatable process.

•	Increased resources dedicated to analysis, review and documentation to ensure compliance with GAAP and the Company’s policies.

•	Implemented enhanced review controls over financial statement disclosures for the credit loss allowance and TDRs to ensure compliance with the Company’s policies and GAAP.

•
Implemented a more comprehensive monitoring plan for the credit loss allowance and TDRs with a specific focus on model inputs, changes in model assumptions and model outputs to ensure effective execution of the Company’s risk strategy.

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
To address the material weakness in the review of new, unusual or significant transactions (material weakness 8, noted above), the Company has taken the following measures:

•	Increasing the documentation, analysis and governance over new, significant and unusual transactions to ensure that these transactions are recorded in accordance with Company’s policies and GAAP.

To address the material weaknesses in the review of SCF and footnotes (material weakness 9, noted above), the Company has taken the following measures:

•
Improving the review controls over financial statements and the related disclosures to include a more comprehensive disclosure checklist and improved review procedures from certain members of the management.

•	Designed and implemented additional controls over the preparation and the review of the SCF and Notes to the Consolidated Financial Statements.

•	Strengthened the review controls, reconciliations and supporting documentation related to the classification of cash flows between operating activities and investing activities in the SCF.

•	Implemented additional reviews at a detailed level at the statement preparation and data provider levels.

To address the material weaknesses in the goodwill impairment assessment (material weakness 10, noted above), the Company has taken the following measures:

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

While progress has been made to enhance processes, procedures and controls related to these areas, we are still in the process of developing and implementing these processes and procedures and testing these controls and believe additional time is required to complete development and implementation, and to demonstrate the sustainability of these procedures. We believe our remedial actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses were not remediated at September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(10.4)
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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 13, 2017	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	November 13, 2017	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer and Executive Vice President