Form 10-K
period 2017-12-31
Santander Holdings USA, Inc.
filed 2018-03-19
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2018
Common Stock (no par value)	530,391,043 shares

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

•
the slowing or reversal of the current U.S. economic expansion and the strength of the U.S. economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and provisions for credit losses;

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

•
SHUSA’s ability to effectively manage its capital and liquidity, including approval of its capital plans by its regulators and its ability to continue to receive dividends from its subsidiaries or other investments;

•	changes in credit ratings assigned to SHUSA or its subsidiaries;

•	the ability to manage risks inherent in our businesses, including through effective use of systems and controls, insurance, derivatives and capital management;

•	SHUSA’s ability to manage credit risk that may increase to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•
SHUSA’s ability to timely develop competitive new products and services in a changing environment that are responsive to the needs of SHUSA's customers and are profitable to SHUSA, the acceptance of such products and services by customers, and the potential for new products and services to impose additional unexpected costs or losses not anticipated at their initiation, and expose SHUSA to increased operational risk;

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

•
SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business, including as a result of cyber-attacks, technological failure, human error, fraud or malice, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;

•	changes to income tax laws and regulations;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the costs and effects of regulatory or judicial proceedings; and

•	adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ABS: Asset-backed securities	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ACL: Allowance for credit losses	DOJ: Department of Justice
AFS: Available-for-sale	DTI: Debt-to-income
ALLL: Allowance for loan and lease losses	ECOA: Equal Credit Opportunity Act
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	EPS: Enhanced Prudential Standards
AOD: Assurance of Discontinuance	ETR: Effective tax rate
APR: Annual percentage rate	Exchange Act: Securities Exchange Act of 1934, as amended
ASC: Accounting Standards Codification	FASB: Financial Accounting Standards Board
ASU: Accounting Standards Update	FBO: Foreign banking organization
ATM: Automated teller machine	FCA: Fiat Chrysler Automobiles US LLC
Bank: Santander Bank, National Association	FDIA: Federal Deposit Insurance Corporation Improvement Act
BEA: Bureau of Economic Analysis	FDIC: Federal Deposit Insurance Corporation
BHC: Bank holding company	Federal Reserve: Board of Governors of the Federal Reserve System
BOLI: Bank-owned life insurance	FHLB: Federal Home Loan Bank
BSI: Banco Santander International	FHLMC: Federal Home Loan Mortgage Corporation
CBP: Citizens Bank of Pennsylvania	FICO®: Fair Isaac Corporation credit scoring model
CCAR: Comprehensive Capital Analysis and Review	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CD: Certificate(s) of deposit	FNMA: Federal National Mortgage Association
CEO: Chief Executive Officer	FRB: Federal Reserve Bank
CEVF: Commercial equipment vehicle financing	FTP: Funds transfer pricing
CET1: Common equity Tier 1	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
Change in Control: First quarter 2014 change in control and consolidation of SC	GCB: Global Corporate Banking
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	HQLA: High-quality liquid assets
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	IHC: U.S. intermediate holding company
CLTV: Combined loan-to-value	IPO: Initial public offering
CMO: Collateralized mortgage obligation	IRS: Internal Revenue Service
CMP: Civil monetary penalty	ISDA: International Swaps and Derivatives Association, Inc.
CODM: Chief Operating Decision Maker	IT: Information technology
Company: Santander Holdings USA, Inc.	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	LCR: Liquidity coverage ratio
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	LHFI: Loans held-for-investment
CPR: Changes in anticipated loan prepayment rates	LHFS: Loans held-for-sale
CRA: Community Reinvestment Act	LIBOR: London Interbank Offered Rate
DCF: Discounted cash flow	LIHTC: Low Income Housing Tax Credit
DDFS: Dundon DFS LLC	LTD: Long-term debt

LTV: Loan-to-value	Santander NY: New York branch of Banco Santander, S.A.
MBS: Mortgage-backed securities	Santander UK: Santander UK plc
Massachusetts AG: Massachusetts Attorney General	SBNA: Santander Bank, National Association
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MSR: Mortgage servicing right	SC Common Stock: Common shares of SC
NCI: Non-controlling interest	SCF: Statement of cash flows
NMD: Non-maturity deposits	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NPL: Non-performing loan	SDGT: Specially Designated Global Terrorist
NSFR: Net stable funding ratio	SEC: Securities and Exchange Commission
NYSE: New York Stock Exchange	Securities Act: Securities Act of 1933, as amended
OCC: Office of the Comptroller of the Currency	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
OEM: Original equipment manufacturer	SFS: Santander Financial Services, Inc.
OIS: Overnight indexed swap	SHUSA: Santander Holdings USA, Inc.
Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS	SIS: Santander Investment Securities Inc.
OREO: Other real estate owned	SPAIN: Santander Prime Auto Issuing Note Trust, a securitization platform
OTTI: Other-than-temporary impairment	SPE: Special purpose entity
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
SSLLC: Santander Securities, LLC
REIT: Real estate investment trust	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
RIC: Retail installment contract	TDR: Troubled debt restructuring
RV: Recreational vehicle	TLAC: Total loss-absorbing capacity
RWA: Risk-weighted assets	Trusts: Securitization trusts
S&P: Standard & Poor's	UPB: Unpaid principal balance
Santander: Banco Santander, S.A.	VIE: Variable interest entity
Santander BanCorp: Santander BanCorp and its subsidiaries	VOE: Voting rights entity

PART I

ITEM 1 - BUSINESS

General

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns a majority interest (approximately 68%) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), an Edge Act corporation located in Miami which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. At December 31, 2017, the Bank had 647 branches and 2,046 automated teller machines ("ATMs") across its footprint. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance ("BOLI"). The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SC's primary business is the indirect origination of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SC also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand, the trade name used in providing services ("Chrysler Capital") under the ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA"), formerly Chrysler Group LLC, signed by SC in 2013 (the "Chrysler Agreement"). These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides other consumer finance products. Common stock of SC ("SC Common Stock") is listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC".

SC's Relationship with FCA

In February 2013, SC entered into the Chrysler Agreement, pursuant to which SC became the preferred provider for FCA’s consumer loans and leases and dealer loans effective May 1, 2013. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2017, SC originated more than $6.7 billion of Chrysler Capital retail installment contracts ("RICs") and more than $6.0 billion of Chrysler Capital vehicle leases.

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

The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SC, meeting specified escalating penetration rates for the first five years, and, for FCA, treating SC in a manner consistent with comparable original equipment manufacturers' ("OEMs") treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander or its affiliates or its other stockholders owns 20% or more of its common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) the Company becomes, controls, or becomes controlled by, an OEM that competes with Chrysler, or (iii) certain of SC's credit facilities become impaired.

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

Any new company formed to affect FCA's exercise of its equity option will be a Delaware limited liability company unless otherwise agreed to by the parties. As long as each party owns at least 20% of the business, FCA and SC will have equal voting and governance rights without regard to ownership percentage. If either party has an ownership interest in the business of less than 20%, the party with less than 20% ownership will have the right to designate a number of directors proportionate to its ownership and will have other customary minority voting rights.

Because the equity option is exercisable at fair market value, SC could recognize a gain or loss upon exercise if the fair market value is determined to be different from book value. The Company believes that the fair market value of its Chrysler Capital financing business currently exceeds book value and therefore has not recorded a contingent liability for potential loss upon FCA's exercise.

Subsequent to the exercise of the equity option, SC's rights under the Chrysler Agreement would be assigned to the jointly-owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee the Company paid to FCA on May 1, 2013 should be impaired.

Until January 31, 2017, SC had a flow agreement with Bank of America whereby the Company was committed to sell a contractually determined amount of eligible Chrysler Capital loans to Bank of America on a monthly basis, depending on the amount and credit quality of eligible current month originations and prior month sales. This agreement originally extended through May 31, 2018. On July 27, 2016, the flow agreement was amended to reduce the maximum commitment to sell eligible loans each month to $300,000. On October 27, 2016, Bank of America notified the Company that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the agreement is now terminated. For loans sold under the agreement, SC retains the servicing rights at contractually agreed-upon rates. The Company may also receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SC has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and other predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SC executed an amendment to the servicing agreement with CBP which increased the servicing fees. This amendment also amended the flow agreement between CBP and SC, effective August 1, 2015, to reduce CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter. On February 13, 2017, the Company and CBP entered into a mutual agreement to terminate the flow agreement effective May 1, 2017.

Intermediate Holding Company ("IHC")

On July 1, 2016, due to both its global and U.S. non-branch total consolidated asset size, Santander became subject to both of the provisions of the Final Rule discussed below under the "Supervision and Regulation" section of Item 1 of this Form 10-K. As a result of this rule, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company, which became a U.S. intermediate holding company (an "IHC"). On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. (“SFS”), a finance company located in Puerto Rico, was transferred to SHUSA.

Segments

The Company's reportable segments are focused principally around the customers the Company serves. In 2017, the Company has identified the following reportable segments:

Consumer and Business Banking

The Consumer and Business Banking segment includes the products and services provided to Bank customers through the Bank's branch locations, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. The branch locations offer a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer lending products such as credit cards, home equity loans and lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

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

SC

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with FCA that became effective May 1, 2013, SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. In the third quarter of 2015, SC announced that it would exit personal lending, and such assets were accordingly classified as held for sale. In February 2016, SC sold substantially all of the $869.3 million Lending Club portfolio and the remaining portfolio was sold in April 2017.

SC continues to hold the Bluestem portfolio, which had a carrying balance of approximately $1.1 billion as of December 31, 2017, and remain a party to agreements with Bluestem that includes obligations, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances, for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. Although a third party is being sought to assume this obligation, SC may not be successful in finding such a party, and Bluestem may not agree to the substitution. The Bluestem portfolio continues to be classified as held-for sale. Significant lower-of-cost-or-market adjustments have been recorded on this portfolio and may continue as long as SC holds the portfolio, particularly due to the purchase commitments.

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

Other

The Other category includes certain immaterial subsidiaries such as BSI, Banco Santander Puerto Rico, SIS, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

Subsidiaries

SHUSA has two principal consolidated majority-owned subsidiaries at December 31, 2017, the Bank and SC.

Employees

At December 31, 2017, the Company had approximately 17,000 employees among its subsidiaries. No Company employees are represented by a collective bargaining agreement.

Competition

The Bank is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, the availability of alternate channels of distribution, and servicing capabilities. Direct competition for deposits comes primarily from other national, regional, and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving competition for commercial and consumer loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for originating loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

SC is also subject to substantial competition, particularly in the automobile finance industry. SC competes on the pricing it offers on its loans and leases as well as the customer service SC provides automobile dealer customers. SC, along with its competitors, provides pricing and other terms and conditions for loans and leases through web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SC's terms and conditions against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet dealers' needs. SC's primary competitors in the vehicle finance space are national and regional banks, credit unions, independent financial institutions, and the affiliated finance companies of automotive manufacturers.

Supervision and Regulation

SHUSA is a bank holding company (“BHC”) pursuant to the Bank Holding Company Act of 1956 (the “BHC Act”). As a BHC, the Company is subject to consolidated supervision by the Federal Reserve. SBNA is an FDIC-insured national bank authorized under the National Bank Act and subject to supervision by the OCC. In addition, CFPB has oversight over SHUSA, SBNA, and SHUSA’s other non-bank affiliates, including SC, for compliance with federal consumer protection laws.

Foreign Banking Organizations (“FBOs”)

In February 2014, the Federal Reserve issued the final rule implementing certain enhanced prudential standards (“EPS”) mandated by section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") (“Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. In addition, the Final Rule required U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company became subject to the EPS on January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

DFA

The DFA instituted major changes to banking and financial institution regulatory regimes as a result of the financial crisis. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced substantial reforms that reshape the financial services industry, including significantly enhanced regulation. This enhanced regulation has required and will continue to require higher compliance costs and negatively affect the Company's revenue and earnings.

EPS

The DFA imposes EPS on BHCs with at least $50 billion in total consolidated assets (often referred to as “systemically important financial institutions”), including the Company, and required the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based capital requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk management requirements; and credit exposure reporting and concentration limits. These changes have impacted and are expected to continue impacting the profitability and growth of the Company.

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

Stress Testing and Capital Planning

The Company is subject to the Federal Reserve’s capital plan rule, which requires the Company and the Bank to perform stress tests and submit the results to the Federal Reserve and the OCC on an annual basis. The Company is also required to submit a mid-year stress test to the Federal Reserve. In addition, together with the annual stress test submission, the Company is required to submit a proposed capital plan to the Federal Reserve. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans.

Under the capital plan rule, the Company is considered a large and non-complex BHC. The Federal Reserve may object to the Company’s capital plan if the Federal Reserve determines that the Company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. Large and non-complex BHCs such as the Company are no longer subject to the qualitative objection criteria of the capital plan rule which are applied to larger banks that fall outside the large and non-complex BHC definition.

SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends

Regulatory Capital Requirements

In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III that are applicable to both SHUSA and the Bank. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, this rule became effective for SHUSA on January 1, 2015.

The rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum common equity tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%.

A capital conservation buffer of 2.5% above these minimum ratios is being phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until the buffer reaches 2.5% on January 1, 2019. This buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies proposed finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and will defer the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspend the risk-weighting to 100 percent for deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  In addition, the regulatory agencies issued a secondary proposal in 2017 to further revise the capital rule by introducing new treatment of high volatility acquisition, development and construction loans, and by modifying the calculation for minority interest includible within capital, for which the regulators have not released a final decision.

See the Bank Regulatory Capital section of the MD&A of this Form 10-K for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (the “FDIA”) and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution.

At December 31, 2017, the Bank met the criteria to be classified as “well-capitalized.”

Liquidity Rules

In September 2014, the Federal Reserve, the FDIC, and the OCC finalized a rule to implement the Basel III liquidity coverage ratio (the “LCR”) for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. This rule implements a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to begin phasing-in the LCR requirements in January 2015. Smaller covered companies (more than $50 billion in assets), such as the Company, were required to calculate the LCR monthly beginning January 2016. In November 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results beginning October 1, 2018.

In October 2014, the Basel Committee on Banking Supervision issued the final standard for the net stable funding ratio (the “NSFR”). The NSFR is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thereby reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. The proposed rule has not been finalized, and the Company is currently evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

Resolution and Recovery Planning

The DFA requires all BHCs and FBOs with assets of $50 billion or more to prepare and regularly update a resolution plan. The resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. In addition, the insured depository resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution in a manner that ensures that depositors receive rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by the creditors in resolution. Santander and the Bank most recently submitted resolution plans in accordance with these rules in December 2015.

In September 2016, the OCC issued final guidelines that requires a bank with consolidated assets of $50 billion to develop and maintain a recovery plan that is appropriate for its size, risk profile, activities, and complexity, including the complexity of its organizational and legal entity structure. As provided in the final rule, SBNA must complete its initial recovery plan by July 2018.

Total Loss-Absorbing Capacity ("TLAC")

The Federal Reserve adopted a final rule in December 2016 that requires certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt (“LTD”) (the “TLAC Rule”). The TLAC Rule applies to U.S. global systemically important banks and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBO. The Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of LTD and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its risk-weighted assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC. SHUSA must maintain a TLAC buffer composed solely of common equity Tier 1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. In addition, the TLAC Rule requires SHUSA to hold LTD of at least 6% of its RWAs or 3.5% of its total consolidated assets. The TLAC Rule is effective January 1, 2019.

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

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any of their affiliates, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, and certain of the Company’s subsidiaries (including the Bank and SC), as well as other Santander subsidiaries in the United States and abroad.

The Company implemented certain policies and procedures, training programs, record keeping, internal controls and other compliance requirements that were necessary to comply with the Volcker Rule. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on its size and its level of trading and Covered Fund activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments permitted under the Volcker Rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance rule.

Collateral Requirements

The Company routinely executes interest rate swaps for the management of its asset/liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the system requirements for clearing execution add operational complexities to the business and accordingly increase operational risk.

Risk Retention Rule

In December 2014, the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of asset-backed securities ("ABS") to retain at least five percent of the credit risk of the assets collateralizing ABS. Compliance with the rule with respect to ABS collateralized by residential mortgages was required beginning in December of 2015. Compliance with the rule with regard to all other classes of ABS was required beginning in December of 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and began to comply with the retention requirements effective in December 2016.

Heightened Standards

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

In September 2014, the OCC finalized guidelines to strengthen the governance and risk management practices of large financial institutions commonly known as “heightened standards.” The heightened standards apply to insured national banks with $50 billion or more in consolidated assets. The heightened standards require covered institutions to establish and adhere to a written risk governance framework to manage and control their risk-taking activities. The heightened standards also provide minimum standards for the institutions’ boards of directors to oversee the risk governance framework.

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs the activities of the Bank with affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

Section 23B of the Federal Reserve Act prohibits a depository institution from engaging in certain transactions with affiliates unless the transactions are considered arms' length. To meet the definition of arms-length, the terms of the transaction must be the same, or at least as favorable, as those for similar transactions with non-affiliated companies.

As a U.S. domiciled subsidiary of a global parent with significant non-bank affiliates, the Bank and the Company face elevated compliance risk in this area.

Community Reinvestment Act (“CRA”)

SBNA and Banco Santander Puerto Rico are subject to the requirements of the CRA, which requires the appropriate federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. Banco Santander Puerto Rico’s current CRA rating is “Outstanding.” SBNA’s most recent public CRA report of examination rated the Bank as “Needs to Improve” for the January 1, 2011 through December 31, 2013 evaluation period. The Bank’s rating based solely on the applicable CRA lending, service and investment tests would have been “satisfactory.” However, the overall rating was lowered to “Needs to Improve” due to previously disclosed instances of non-compliance by the Bank that are being remediated. The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes. In addition, there may be some negative impacts on aspects of the Bank’s business as a result of the downgrade. For example, certain categories of depositors are restricted from making deposits in banks with a “Needs to Improve” rating.

Interchange Rule

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

CFPB

The CFPB has broad regulatory and supervisory powers with respect to federal consumer protection laws. As a result, the CFPB has the authority to regulate the Company, the Bank, SC and other SHUSA subsidiaries that offer consumer products. The CFPB’s oversight includes deposit products, credit cards, mortgage lending, and automobile loans. In addition, the CFPB has broad powers with respect to unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, including SC, take steps to monitor and impose controls over vehicle dealer "mark-up" policies under which dealers impose higher interest rates on certain consumers, with the mark-up shared between the dealer and the lender. In accordance with SC's policy, dealers were allowed to mark-up interest rates by a maximum of 2.00%, but in October 2014 SC reduced the maximum compensation (participation) from 2.00% (industry practice) to 1.75%. SC plans to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

Regulation AB II

In August 2014, the SEC adopted final rules known as Regulation AB II that, among other things, expanded disclosure requirements and modified the offering and shelf registration process for asset-backed securities (“ABS”). All offerings of publicly registered ABS and all reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for outstanding publicly-registered ABS were required to comply with the new rules and disclosures on and after November 23, 2015, except for asset-level disclosures. Compliance with the new rules regarding asset-level disclosures was required for all offerings of publicly registered ABS on and after November 23, 2016. SC must comply with these rules, which affects SC's public securitization platform.

BHC Activity and Acquisition Restrictions

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

Control of the Company or the Bank

Under the Change in Bank Control Act, individuals, corporations or other entities acquiring SHUSA's common stock may, alone or together with other investors, be deemed to control the Company and thereby the Bank. Ownership of more than 10% of SHUSA’s capital stock may be deemed to constitute “control” if certain other control factors are present. If deemed to control the Company, those persons or groups would be required to obtain the Federal Reserve's approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations.

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

FDIC insurance premium expenses were $61.3 million for the year ended December 31, 2017.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2017, the Bank paid Financing Corporation assessments of $4.0 million, compared to $4.5 million in 2016. The annual rate for all insured institutions dropped to $0.046 for every $1,000 in domestic deposits in 2017, compared to $0.056 in 2016. The assessments are revised quarterly and continued until the bonds matured between 2017 and 2019.

In March 2016, the FDIC finalized the rule to implement Section 334 of the DFA to provide for a surcharge assessment at an annual rate of 4.5 basis points on banks with over $10 billion in assets to increase the FDIC insurance fund. The FDIC commenced this surcharge in the third quarter of 2016, and will continue for eight consecutive quarters. After the eight quarters, the FDIC may charge a shortfall assessment.

Restrictions on Subsidiary Banking Institution Capital Distributions

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

If capital levels fall to significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions and repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the institution’s capital account. At December 31, 2017, the Bank met the criteria to be classified as “well-capitalized.”

Federal banking laws, regulations and policies limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval is required if the OCC deems it to be in troubled condition or a problem institution.

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. The Company paid cash dividends on common stock of $10.0 million in 2017 while no dividends were declared or paid in 2016. The Company returned capital of $11.7 million in 2017 while no capital was returned in 2016.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amount of total reserve requirements at December 31, 2017 and 2016 were $294.2 million and $244.7 million, respectively. At December 31, 2017 and 2016, the Company complied with the reserve requirements.

Federal Home Loan Bank ("FHLB") System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $116.1 million as of December 31, 2017, compared to $280.3 million at December 31, 2016. The Bank utilizes advances from FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $17.7 billion at December 31, 2017, and had outstanding advances of $1.95 billion or 11% of total availability at that date. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $12.9 million and $24.2 million in dividends on its stock in the FHLB of Pittsburgh in 2017 and 2016, respectively.

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

Securities Regulation

The Company conducts its securities activities through its subsidiaries SIS and SSLLC. SIS and SSLLC are registered broker-dealer with the Securities and Exchange Commission (the “SEC”) and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). SIS’s activities include investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities. SSLLC is a registered investment advisor.

Written Agreements and Regulatory Actions

See the “Regulatory Matters” section of the MD&A and Note 19 of the Consolidated Financial Statements in this Form 10-K for a description of current regulatory actions.

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. Our filings are also accessible through our website at https://www.santanderus.com/us/investorshareholderrelations. The information contained on our website is not being incorporated herein and is provided for the information of the reader and are not intended to be active links.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in our transactions and are present in the business decisions made by the Company. Accordingly, the Company encounters risk as part of the normal course of its business, and risk management processes are designed to help manage these risks.

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

We face, among others, the following risks in the event of an economic downturn:

•
Increased regulation of our industry. Compliance with such regulation has increased our costs and may affect the pricing of our products and services and limit our ability to pursue business opportunities.

•	Reduced demand for our products and services.

•	Inability of our borrowers to timely or fully comply with their existing obligations.

•
The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans.

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

Despite recent improvements in the economy, some uncertainty remains concerning the future economic environment. There can be no assurance that economic conditions will continue to improve. Such economic uncertainty could have a negative impact on our business and results of operations. A slowing or failing of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

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

Increased disruption and volatility in the financial markets could have a material adverse effect on us, including our ability to access capital and liquidity on financial terms acceptable to us, if at all. If capital markets financing ceases to become available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits to attract more customers and become unable to maintain certain liability maturities. Any such decrease in capital markets funding availability or increased costs or in deposit rates could have a material adverse effect on our interest margins and liquidity.

If some or all of the foregoing risks were to materialize, they could have a material adverse effect on us.

Our growth, asset quality and profitability may be adversely affected by volatile macroeconomic and political conditions.

While the United States economy has recently shown signs of expansion, the economy experienced volatility in recent periods, characterized by slow or regressive growth. This volatility resulted in fluctuations in the levels of deposits and in the relative economic strength of various segments of the economy to which we lend.

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

The actions of the U.S. administration could have a material adverse effect on us.

It is unclear what impact, if any, the current U.S. presidential administration and broader government, including regulatory agency leadership and/or the current Congress, will have on the laws, regulations and policies affecting the supervision of banking organizations. Although the administration has indicated its intention to approach regulation of the financial services industry differently than was the case under the previous administration, there remains significant uncertainty regarding the direction the administration will take and its ability to achieve its stated objectives, as well as how some existing laws and regulations will be enforced. In addition, there is uncertainty about how proposals and initiatives of the current administration or the broader government could directly or indirectly impact the Company. Although certain proposals and initiatives, such as income tax reform or increased spending on infrastructure projects, could result in greater economic activity and more expansive U.S. domestic economic growth, other initiatives, such as protectionist trade policies or isolationist foreign policies, could constrict economic growth. The continued uncertainty around these proposals and initiatives if enacted, could increase market volatility and affect the Company’s businesses directly or indirectly, including through the effects of such proposals and initiatives on the Company’s customers and/or counterparties.

Developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

The result of the United Kingdom’s (“UK’s”) referendum on whether to remain part of the European Union (“EU”) has had and may continue to have negative effects on global economic conditions and global financial markets. The results of the UK's referendum in 2016 to withdraw from the EU and the UK's implementation of that referendum means that the UK's EU membership will cease. The long-term nature of the UK’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the UK determines which EU laws to replicate or replace), and there is considerable uncertainty as to when the framework for any such relationship governing both the access of the UK to European markets and the access of EU member states to the UK’s markets will be determined and implemented. The result of the referendum has created an uncertain political and economic environment in the UK, and may create such environments in other EU member states. Political and economic uncertainty has in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence, each of which could adversely affect our business.

Risks Relating to Our Business

Legal, Regulatory and Compliance Risks

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may change at any time. In addition, the regulators' interpretation and application of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has been adopted in the United States, and regulations have been and are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets we hold, require us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not affect us adversely.

Regulation of the Company as a BHC includes limitations on permissible activities. Moreover, as described above, the Company and the Bank are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to the plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit, and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our financial position and results of operations.

Other regulations which significantly affect the Company, or which could significantly affect the Company in the future, relate to capital requirements, liquidity and funding, taxation of the financial sector, and development of regulatory reforms in the United States.

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

Significant United States Regulation

From time to time, we are or may become involved in formal and informal reviews, investigations, examinations, proceedings, and information gathering requests by federal and state government agencies, including, among others, the FRB, the OCC, the CFPB, the Department of Justice (the "DOJ"), the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

The DFA will continue to result in significant structural reforms affecting the financial services industry. This legislation provided for, among other things, the establishment of the CFPB with broad authority to regulate the credit, savings, payment and other consumer financial products and services we offer, the creation of a structure to regulate systemically important financial companies, more comprehensive regulation of the over-the-counter derivatives market, prohibitions on engaging in certain proprietary trading activities, restrictions on ownership of, investment in or sponsorship of hedge funds and private equity funds, restrictions on interchange fees earned through debit card transactions, and a requirement that bank regulators phase out the treatment of trust preferred capital instruments as Tier 1 capital for regulatory capital purposes.

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

In February 2014, the Federal Reserve issued the Final Rule to enhance its supervision and regulation of certain FBOs. Among other things, this rule required FBOs, such as the Company, with over $50 billion of United States non-branch assets to establish or designate a United States IHC and to transfer its entire ownership interest in substantially all of its United States subsidiaries to that IHC by July 1, 2016. United States branches and agencies were not required to be transferred to the IHC. As a result of this rule, Santander transferred substantially all of its equity interests in its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. The entities transferred approximately $14.1 billion of assets and approximately $11.8 billion of liabilities to the Company on July 1, 2016. On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. (“SFS”), a finance company located in Puerto Rico, was transferred to SHUSA. The contribution of SFS to the Company transferred approximately $679 million of assets, which were primarily comprised of cash and cash equivalents and loans held for sale, approximately $357 million of liabilities and approximately $322 million of equity to the Company. The IHC is subject to an enhanced supervision framework, including enhanced risk-based and leverage capital requirements, liquidity requirements, risk/management requirements, and stress-testing requirements. A phased-in approach is being used for those standards and requirements. SHUSA's status as an IHC will require it to invest significant management attention and resources.

Within the DFA, the Volcker Rule prohibits “banking entities” from engaging in certain forms of proprietary trading or from sponsoring or investing in covered funds, in each case subject to certain exceptions. The Volcker Rule also limits the ability of banking entities and their affiliates to enter into certain transactions with such funds with which they or their affiliates have certain relationships. The final regulations implementing the Volcker Rule contain exclusions and certain exemptions for market-making, hedging, underwriting, and trading in United States government and agency obligations as well as certain foreign government obligations, and trading solely outside the United States, and also permit certain ownership interests in certain types of funds to be retained.

In December 2016, the Federal Reserve adopted a final rule on TLAC, LTD, and clean holding company requirements for systemically important U.S. BHCs and IHCs of systemically important FBOs. Covered institutions must be in compliance with this rule by January 1, 2019 and SHUSA, as the IHC for Santander in the U.S., will be subject to these requirements. The TLAC requirement will create additional material quantitative requirements for the Company, including new minimum risk-based and leverage TLAC ratios of (i) the Company's regulatory capital plus certain types of long-term unsecured debt instruments and other eligible liabilities that can be written down or converted into equity during resolution to (ii) the Company's RWA and the Basel III leverage ratio denominator. Actions we are required to take to comply with the TLAC requirement by January 1, 2019 could impact our cost of funding and liquidity risk management.

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

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we must provide to the Federal Reserve and the FDIC a plan (a “Section 165(d) Resolution Plan”) for our rapid and orderly resolution in the event of material financial distress affecting the Company or the failure of the Company. The purpose of this provision of the DFA is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated December 16, 2015 (the “2015 Resolution Plan”), provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. material entities (“U.S. MEs”). Material entities are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2015 Resolution Plan include, among other entities, the Company, the Bank and SC.

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

The strategy described in the 2015 Resolution Plan contemplates a “multiple point of entry” strategy, in which Santander and the Company would each undergo separate resolution proceedings under the laws of Spain and the U.S. Bankruptcy Code, respectively. In a scenario in which the Bank and SC were in resolution, the Company would file a voluntary petition under Chapter 7 of the Bankruptcy Code, and holders of our LTD and other debt securities would be junior to the claims of priority (as determined by statute) and secured creditors of the Company.

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

In December 2016, the Federal Reserve finalized rules requiring intermediate holding companies of foreign global systematically important banks ("G-SIBs"), including the Company, to maintain minimum amounts of LTD and TLAC. It is possible that the Company’s resolution strategy in connection with the implementation of those rules, which will become effective on January 1, 2019, could change on or before that date. Further, even if Santander’s and the Company’s strategy for resolving its U.S. operations does not change, it is possible that the Federal Reserve or the FDIC could choose not to follow the current strategy.

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

Title II of the DFA created a new resolution regime known as the “orderly liquidation authority” to which financial companies, including U.S. IHC of FBOs with assets of $50 billion or more, such as the Company, can be subjected. Under the orderly liquidation authority, the FDIC may be appointed as receiver in order to liquidate a financial company if, upon the recommendation of applicable regulators, the United States Secretary of the Treasury determines that the entity is in severe financial distress, the entity’s failure would have serious adverse effects on the U.S. financial system and resolution under the orderly liquidation authority would avoid or mitigate those effects, among other things. Absent such determinations, the Company would remain subject to the U.S. Bankruptcy Code.

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

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Effective January 2017, the Federal Reserve finalized a rule adjusting its capital plan and stress testing rules, exempting from the qualitative portion of the Comprehensive Capital Analysis and Review (“CCAR") certain BHCs and U.S. IHCs of FBOs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion, and that are not identified as G-SIBS. Such firms, including the Company, are still required to meet CCAR’s quantitative requirements and are subject to regular supervisory assessments that examine their capital planning processes. In 2017, the Federal Reserve provided its non-objection to SHUSA’s capital plan; however, in 2015 and 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans the Company submitted. There is the risk that the Federal Reserve could object to the Company’s future capital plans, which would result in the Company being required to obtain the Federal Reserve’s approval prior to making a capital distribution or taking certain capital actions.

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

Our operations are subject to regular and ongoing inspection by our banking and other regulators, which may result in the need to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant costs, management attention, and systems development, and such efforts may affect our ability to expand our business until those remedial actions are completed. In some instances, we are subjected to significant legal restrictions on our ability to disclose these types of actions or the full detail of these actions publicly. Our failure to implement enhanced compliance and risk management procedures in a manner and timeframe deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with that regulatory authority and lead to restrictions on our activities or other sanctions.

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

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, to a large degree, we rely on our relevant counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our and our relevant counterparties’ services as conduits for money laundering (including illegal cash operations) or other illegal activities without our and our counterparties’ knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering or other illegal activities, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “blacklists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our operating results, financial condition and prospects.

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

Our cost of obtaining funding is directly related to prevailing market interest rates and our credit spreads. Increases in interest rates and our credit spreads can significantly increase the cost of our funding. Changes in our credit spreads are market-driven, and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.

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

We conduct a significant number of our material derivative activities through Santander and Santander UK. We estimate that, as of December 31, 2017, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivative and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

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

Risks arising from changes in credit quality and the recoverability of loans and amounts due from counterparties are inherent in a wide range of our businesses. Non-performing or low credit quality loans have in the past negatively impacted and can continue to negatively impact our results of operations. In particular, the amount of our reported non-performing loans ("NPLs") may increase in the future as a result of growth in our total loan portfolio, including as a result of loan portfolios we may acquire in the future, or factors beyond our control, such as adverse changes in the credit quality of our borrowers and counterparties or a general deterioration in economic conditions in the United States, the impact of political events, events affecting certain industries or events affecting financial markets. There can be no assurance that we will be able to effectively control the level of the NPLs in our loan portfolio.

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

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters, particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment of impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses on our loans, which may materially and adversely affect our results of operations and financial condition.

We are subject to counterparty risk in our banking business.

We are exposed to counterparty risk in addition to credit risks associated with lending activities. Counterparty risk may arise from, for example, investing in securities of third parties, entering into derivatives contracts under which counterparties have obligations to make payments to us or executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, clearinghouses or other financial intermediaries.

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

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rates, exchange rates or equity prices. Changes in interest rates affect the following areas, among others, of our business:

•	net interest income;

•	the volume of loans originated;

•	the market value of our securities holdings;

•	the value of our loans and deposits:

•	gains from sales of loans and securities; and

•	gains and losses from derivatives.

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

In the recent years, financial markets have been subject to volatility and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets, and also may translate into increased impairments. In addition, the value we ultimately realize on disposal of the asset may be lower than its current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our operating results, financial condition and prospects.

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

We are subject to market, operational and other related risks associated with our derivatives transactions that could have a material adverse effect on us.

We enter into derivatives transactions for trading purposes as well as for hedging purposes. We are subject to market, credit and operational risks associated with these transactions, including basis risk (the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost) and credit or default risk (the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder, including providing sufficient collateral).

The execution and performance of derivatives transactions depend on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to adequately monitor, analyze and report derivative transactions continues to depend, to a great extent, on our information technology systems. These factors further increase the risks associated with these transactions and could have a material adverse effect on us.

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

We rely on quantitative models to measure risks and estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating economic and regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or our regulators based on poorly designed or implemented models could be inaccurate or misleading.

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

As a commercial bank, one of the main types of risks inherent in our business is credit risk. For example, an important feature of our credit risk management is to employ an internal credit rating system to assess the particular risk profile of a customer. Since this process involves detailed analyses of the customer, taking into account both quantitative and qualitative factors, it is subject to human and IT systems errors. In exercising their judgment on the current and future credit risk of our customers, our employees may not always assign an accurate credit rating, which may result in our exposure to higher credit risks than indicated by our risk rating system.

We have been refining our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect all possible risks before they occur or, due to limited tools available to us, our employees may not be able to implement them effectively, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of NPL and a higher risk exposure for us, which could have a material adverse effect on us.

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

Non-traditional providers of banking services, such as internet based e-commerce providers, mobile telephone companies and internet search engines, may offer and/or increase their offerings of financial products and services directly to customers. These non-traditional providers of banking services currently have an advantage over traditional providers because they are not subject to banking regulation. Several of these competitors may have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may adopt more aggressive pricing and rates and devote more resources to technology, infrastructure and marketing. New competitors may enter the market or existing competitors may adjust their services with unique product or service offerings or approaches to providing banking services. If we are unable to successfully compete with current and new competitors, or if we are unable to anticipate and adapt our offerings to changing banking industry trends, including technological changes, our business may be adversely affected. In addition, our failure to effectively anticipate or adapt to emerging technologies or changes in customer behavior, including among younger customers, could delay or prevent our access to new digital-based markets, which would in turn have an adverse effect on our competitive position and business.

The rise in customer use of internet and mobile banking platforms in recent years could negatively impact our investments in bank premises, equipment and personnel for our branch network. The persistence or acceleration of this shift in demand towards internet and mobile banking may necessitate changes to our retail distribution strategy, which may include closing and/or selling certain branches and restructuring our remaining branches and workforce. These actions could lead to losses on these assets and increased expenditures to renovate, reconfigure or close a number of our remaining branches or otherwise reform our retail distribution channel. Furthermore, our failure to swiftly and effectively implement such changes to our distribution strategy could have an adverse effect our competitive position.

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

The success of our operations and our profitability depend, in part, on the success of new products and services we offer our clients and our ability to continue offering products and services from third parties. However, we cannot guarantee that our new products and services will be responsive to client demands or successful once they are offered to our clients, or that they will be successful in the future. In addition, our clients’ needs or desires may change over time, and such changes may render our products and services obsolete, outdated or unattractive, and we may not be able to develop new products that meet our clients’ changing needs. Our success is also dependent on our ability to anticipate and leverage new and existing technologies that may have an impact on products and services in the banking industry. Technological changes may further intensify and complicate the competitive landscape and influence client behavior. If we cannot respond in a timely fashion to the changing needs of our clients, we may lose clients, which could in turn materially and adversely affect us.

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

We cannot ensure that we will, in all cases, be able to manage our growth effectively or deliver our strategic growth objectives. Challenges that may result from our strategic growth decisions include our ability to:

•	manage efficiently the operations and employees of expanding businesses;

•	maintain or grow our existing customer base;

•	align our current information technology ("IT") systems adequately with those of an enlarged group;

•	apply our risk management policies effectively to an enlarged group; and

•	manage a growing number of entities without over-committing management or losing key personnel.

Any failure to manage growth effectively, including any or all of the above challenges associated with our growth plans, could have a material adverse effect on our operating results, financial condition and prospects.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We recognized a $10.5 million impairment of goodwill in 2017 primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effect of Hurricane Maria. We did not recognize any impairments of goodwill in 2016. The Company recorded a goodwill impairment in the fourth quarter of 2015 related to the goodwill from the first quarter 2014 consolidation and Change in Control of SC. It is reasonably possible we may be required to record impairment of our remaining $4.5 billion of goodwill attributable to SC and SBNA in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

Third-party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, internet connections and network access. Third parties can be sources of operational risk to us, including with respect to security breaches affecting those parties. We may be required to take steps to protect the integrity of our operational systems, thereby increasing our operational costs and potentially decreasing customer satisfaction. In addition, any problems caused by these third parties, including as a result of their not providing us their services for any reason, their performing their services poorly, or employee misconduct could adversely affect our ability to deliver products and services to customers and otherwise to conduct business, which could lead to reputational damage and regulatory investigations and intervention. Replacing these third-party vendors could also entail significant delays and expense.

Further, the operational and regulatory risk we face as a result of these arrangements may be increased to the extent that we restructure them.  Any restructuring could involve significant expense to us and entail significant delivery and execution risk, which could have a material adverse effect on our business, financial condition and operations.

Damage to our reputation could cause harm to our business prospects.

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees and conducting business transactions with our counterparties. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

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

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, terrorist activities or international hostilities.

Neither the occurrence nor potential impact of disasters (such as earthquakes, hurricanes, tornadoes, floods and other severe weather conditions, pandemics, dislocations, fires, explosions, or other catastrophic accidents or events), terrorist activities or international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities or preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies and defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

Technology and Cybersecurity Risks

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

Many companies across the country and in the financial services industry have reported significant breaches in the security of their websites or other systems. Cybersecurity risks have increased significantly in recent years due to the development and proliferation of new technologies, use of the internet and telecommunications technology to conduct financial transactions, and increased sophistication and activities of organized crime groups, state-sponsored and individual hackers, terrorist organizations, disgruntled employees and vendors, activists and other third parties. Financial institutions, the government and retailers have in recent years reported cyber incidents that compromised data, resulted in the theft of funds or the theft or destruction of corporate information and other assets.

We take protective measures and continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. We have policies, practices and controls designed to prevent or limit disruptions to our systems and enhance the security of our infrastructure. These include performing risk management for information systems that store, transmit or process information assets identifying and managing risks to information assets managed by third-party service providers through on-going oversight and auditing of the service providers’ operations and controls. We develop controls regarding user access to software on the principle that access is forbidden to a system unless expressly permitted, limited to the minimum amount necessary for business purposes, and terminated promptly when access is no longer required. We seek to educate and make our employees aware of information security and privacy controls and their specific responsibilities on an ongoing basis.

Nevertheless, while we have not experienced any material losses or other material consequences relating to cyber-attacks or other information or security breaches, whether directed at us or third parties, our systems, software and networks, as well as those of our clients, vendors, service providers, counterparties and other third parties may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, cyber-attacks such as denial of service, malware, ransomware, phishing, and other events that could result in security breaches or give rise to the manipulation or loss of significant amounts of customer data and other sensitive information, disrupt, sabotage or degrade service on our systems, or result in the theft or loss of significant levels of liquid assets, including cash. As cybersecurity threats continue to evolve and increase in sophistication, we cannot guarantee the effectiveness of our policies, practices and controls to protect against all such circumstances that could result in disruptions to our systems. In the event of a cyber-attack or security breach affecting a vendor or other third party entity on whom we rely, our ability to conduct business, and the security of our customer information, could be impaired in a manner to that of a cyber-attack or security breach affecting us directly. We also may not receive information or notice of the breach in a timely manner, or we may have limited options to influence how and when the cyber-attack or security breach is addressed. In addition, as financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, they may be increasingly susceptible to negative consequences of cyber-attacks and security breaches affecting the systems of such third parties. It could take a significant amount of time for a cyber-attack to be investigated, during which time we may not be in a position to fully understand and remediate the attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences associated with a particular cyber-attack. The perception of a security breach affecting us or any part of the financial services industry, whether correct or not, could result in a loss of confidence in our cybersecurity measures or otherwise damage our reputation with customers and third parties with whom we do business. Should such adverse events occur, we may not have indemnification or other protection from the third party sufficient to compensate or protect us from the consequences.

As attempted cyber-attacks continue to evolve in scope and sophistication, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyber-attacks to our customers. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party or a cyber-attack could result in our inability to recover or restore data that has been stolen, manipulated or destroyed, damage to our systems and those of our clients, customers and counterparties, violations of applicable privacy and other laws, or other significant disruption of operations, including disruptions in our ability to use our accounting, deposit, loan and other systems and our ability to communicate with and perform transactions with customers, vendors and other parties. These effects could be exacerbated if we would need to shut down portions of our technology infrastructure temporarily to address a cyber-attack, if our technology infrastructure is not sufficiently redundant to meet our business needs while an aspect of our technology is compromised, or if a technological or other solution to a cyber-attack is slow to be developed. Even if we timely resolve the technological issues in a cyber-attack, a temporary disruption in our operations could adversely affect customer satisfaction and behavior, expose us to reputational damage, contractual claims, supervisory actions, or litigation.

U.S. banking agencies and other federal and state government agencies have increased their attention on cybersecurity and data privacy risks, and have proposed enhanced risk management standards that would apply to us. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Changes such as these could subject us to heightened operational costs. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, litigation and reputational damage.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make judgments, estimates and assumptions that affect our Consolidated Financial Statements and accompanying notes. Due to the inherent uncertainty in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. Estimates, judgments and assumptions are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The accounting policies deemed critical to our results and financial position, based upon materiality and significant judgments and estimates, include impairment of loans and advances, goodwill impairment, valuation of financial instruments, impairment of available-for-sale financial assets, deferred tax assets and provisions for liabilities.

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

Disclosure controls and procedures over financial reporting and internal controls over financial reporting may not prevent or detect all errors or acts of fraud, and lapses in these controls could materially and adversely affect our operations, liquidity and/or reputation.

Disclosure controls and procedures over financial reporting are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We also maintain a system of internal controls over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgement and breakdowns resulting from human failures. Controls can be circumvented by collusion or improper management override. Because of these limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis.

We have identified control deficiencies in our financial reporting process and for which remediation was still in process as of December 31, 2017. These control deficiencies contributed to the restatement of the audited Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 and the unaudited financial statements included in certain of our previously filed Quarterly Reports on Form 10-Q. See Part II, Item 9A in this Form 10-K. We have initiated certain measures, including increasing the number of employees on, and the expertise of, our financial reporting team, and the enhancement of our model risk management framework and documentation process to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

We filed our Annual Report on Form 10-K for 2015 and certain Quarterly Reports on Form 10-Q in 2016 after the time periods prescribed by the SEC’s regulations. Those failures to file our periodic reports within the time periods prescribed by the SEC, among other consequences, resulted in the suspension of our eligibility to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 months. We timely filed our SEC periodic reports for 12 consecutive months as of November 13, 2017. If in the future we are not able to file our periodic reports within the time periods prescribed by the SEC, among other consequences, we would be unable to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 consecutive months. Our inability to use Form S-3 registration statements would increase the time and resources we need to spend if we choose to access the public capital markets.

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

•
SC has repurchase obligations in its capacity as a servicer in securitizations and whole loan sales. If significant repurchases of assets or other payments are required under its responsibility as a servicer, this could have a material adverse effect on SC’s financial condition, results of operations, and liquidity.

•
The obligations associated with being a public company require significant resources and management attention which increases the costs of SC's operations and may divert focus from business operations. As a result of its initial public offering ("IPO"), SC is now required to remain in compliance with the reporting requirements of the SEC and the New York Stock Exchange ("NYSE"), maintain corporate infrastructure required of a public company, and incur significant legal and financial compliance costs, which may divert SC management’s attention and resources from implementing its growth strategy.

•
The market price of SC common stock ("SC Common Stock") may be volatile, which could cause the value of an investment in SC Common Stock to decline. Conditions affecting the market price of SC Common Stock may be beyond SC’s control and include general market conditions, economic factors, actual or anticipated fluctuations in quarterly operating results, changes in or failure to meet publicly disclosed expectations related to future financial performance, analysts’ estimates of SC’s financial performance or lack of research or reports by industry analysts, changes in market valuations of similar companies, future sales of SC Common Stock, or additions or departures of its key personnel.

•
SC's business and results of operations could be negatively impacted if it fails to manage and complete divestitures. SC regularly evaluates its portfolio in order to determine whether an asset or business may no longer be aligned with its strategic objectives. For example, in October 2015, SC disclosed a decision to exit the personal lending business and to explore strategic alternatives for its existing personal lending assets. Of its two primary lending relationships, SC completed the sale of substantially all of its loans associated with the LendingClub relationship in February 2016. SC continues to classify loans from its other primary lending relationship, Bluestem, as held-for-sale. SC remains a party to agreements with Bluestem that obligate it to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and which is renewable through April 2022 at Bluestem's option. Although SC is seeking a third party willing and able to take on this obligation, it may not be successful in finding such a party, and Bluestem may not agree to the substitution. SC has recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as the portfolio is held, particularly due to the new volume it is committed to purchase.

•
SC's business could be negatively impacted if access to funding is reduced. Adverse changes in SC's ABS program or in the ABS market generally could materially adversely affect its ability to securitize loans on a timely basis or upon terms acceptable to SC. This could increase its cost of funding, reduce its margins, or cause it to hold assets until investor demand improves.

•
As with SHUSA, adverse outcomes to current and future litigation against SC may negatively impact its financial position, results of operations, and liquidity. SC is party to various litigation claims and legal proceedings. In particular, as a consumer finance company, it is subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against it could take the form of class action complaints by consumers. As the assignee of loans originated by automotive dealers, it also may be named as a co-defendant in lawsuits filed by consumers principally against automotive dealers.

SC's agreement with FCA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If we fail to meet certain of these performance conditions, FCA may elect to terminate the agreement.

In February 2013, SC entered into the Chrysler Agreement with FCA under which SC launched the Chrysler Capital brand, which originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services that SC provides under the Chrysler Agreement, which launched May 1, 2013, include credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products that FCA sells or distributes, automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, financing for commercial and fleet customers, and ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In accordance with the terms of the Chrysler Agreement, in May 2013 SC paid FCA a $150 million upfront, nonrefundable payment, which will be amortized over ten years. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement is terminated in accordance with its terms.

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

The loans and leases originated through Chrysler Capital are expected to provide us with a significant portion of our projected growth over the next several years. Our ability to realize the full strategic and financial benefits of our relationship with FCA depends in part on the successful development of our Chrysler Capital business, which will require a significant amount of management’s time and effort. If SC is unable to realize the expected benefits of our relationship with FCA, or if the Chrysler Agreement were to terminate, there would be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of our portfolio, liquidity, funding and growth, and the Company’s ability to implement its business strategy would be materially adversely affected.

ITEM 1B - UNRESOLVED STAFF COMMENTS

The Company currently has the following open comment letters from the Division of Corporation Finance of the SEC.

1.
Comment letter on SHUSA’s Form 10-K for the fiscal year ended December 31, 2014, as filed on March 18, 2015, Form 10-Q for the quarter ended March 31, 2015, as filed on May 13, 2015, and Form 10-Q for the quarter ended September 30, 2015, as filed on November 13, 2015, with respect to accounting methodologies for the fair value option ("FVO") loan portfolios associated with our RICs and auto loan portfolio, the ACL associated with our RICs and auto loan portfolio, executive compensation, and certain loan credit quality disclosures.

2.
Comment letter on SHUSA’s Form 10-K for the fiscal year ended December 31, 2016, as filed on March 20, 2017, and Form 10-Q for the quarter ended September 30, 2017, as filed on November 13, 2017, primarily with respect to clarification of certain of our disclosures in future filings.

ITEM 2 - PROPERTIES

As of December 31, 2017, the Company utilized 796 buildings that occupy a total of 6.8 million square feet, including 196 owned properties with 1.4 million square feet, 475 leased properties with 3.6 million square feet, and 125 sale and leaseback properties with 1.7 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. This location is leased by SC.

Eleven major buildings serve as the headquarters or house significant operational and administrative functions, and are : Operations Center - 2 Morrissey Boulevard, Dorchester, Massachusetts-Leased; Call Center and Operations and Loan Processing Center-Santander Way; 95 Amaral Street, Riverside, Rhode Island-Leased; SHUSA/SBNA Administrative Offices-75 State Street, Boston, Massachusetts-Leased; Call Center and Operations and Loan Processing Center-450 Penn Street, Reading; Pennsylvania-Leased; Loan Processing Center-601 Penn Street; Reading, Pennsylvania-Owned; Operations and Administrative Offices-1130 Berkshire Boulevard, Wyomissing, Pennsylvania-Owned; Administrative Offices and Branch-446 Main Street, Worcester, Massachusetts-Leased; Operations and Administrative Offices-1401 Brickell Avenue, Miami, Florida-Owned; Operations and Administrative Offices - San Juan, Puerto Rico-Leased; Computer Data Center - Hato Rey, Puerto Rico-Leased; and SC Administrative Offices-1601 Elm Street, Dallas, Texas-Leased.

The majority of these eleven properties of the Company identified above are utilized for general corporate purposes. The remaining 785 properties consist primarily of bank branches and lending offices. Of the total number of buildings, 647 buildings are retail branches of the Bank and 27 are retail branches of Banco Santander Puerto Rico.

For additional information regarding the Company's properties refer to Note 6 - "Premises and Equipment" and Note 19 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Refer to Note 15 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service (“IRS”) and Note 19 to the Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

At December 31, 2017, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2017, 2016, or 2015.

During the year ended, December 31, 2017, the Company declared and paid cash dividends of $10.0 million to its shareholder. The Company did not pay any cash dividends on its common stock in 2016 or 2015.

Refer to the "Liquidity and Capital Resources" section in Item 7 of the MD&A for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2017 (1)(2)(12)	2016 (1)(2)	2015 (1)(2)	2014(1)(2)	2013(1)
Balance Sheet Data
Total assets (3)	$128,294,030	$138,360,290	$141,106,832	$132,839,460	$92,909,464
Loans held for investment, net of allowance	76,829,277	82,005,321	83,779,641	81,961,652	56,642,671
Loans held-for-sale	2,522,486	2,586,308	3,190,067	294,261	144,266
Total investments	16,871,855	19,415,330	22,768,783	18,083,235	12,644,597
Total deposits and other customer accounts	60,831,103	67,240,690	65,583,428	62,148,002	60,079,462
Borrowings and other debt obligations(4) (4)	39,003,313	43,524,445	49,828,582	40,381,582	14,025,101
Total liabilities	104,588,399	115,981,532	119,259,732	107,919,751	77,259,026
Total stockholder's equity (5)	23,705,631	22,378,758	21,847,100	24,919,709	15,650,438
Summary Statement of Operations
Total interest income	$7,786,134	$7,989,751	$8,137,616	$7,330,742	$2,706,915
Total interest expense	1,452,129	1,425,059	1,236,210	1,087,642	837,364
Net interest income	6,334,005	6,564,692	6,901,406	6,243,100	1,869,551
Provision for credit losses (6)	2,650,494	2,979,725	4,079,743	2,459,998	108,279
Net interest income after provision for credit losses	3,683,511	3,584,967	2,821,663	3,783,102	1,761,272
Total non-interest income (7)	2,929,576	2,766,759	2,905,035	5,059,462	1,552,830
Total general and administrative expenses(8)	5,570,159	5,122,211	4,724,400	3,777,173	2,215,411
Total other expenses (9)	222,488	275,037	4,657,492	358,173	170,475
Income/(loss) before income taxes	820,440	954,478	(3,655,194)	4,707,218	928,216
Income tax provision/(benefit) (10)	(152,334)	313,715	(599,758)	1,673,123	145,012
Net income / (loss) (13)	$972,774	$640,763	$(3,055,436)	$3,034,095	$783,204
Selected Financial Ratios (11)
Return on average assets	0.72%	0.45%	(2.18)%	2.46%	0.81%
Return on average equity	4.16%	2.88%	(11.98)%	12.95%	5.10%
Average equity to average assets	17.39%	15.67%	18.15%	18.99%	15.96%
Efficiency ratio	62.53%	57.84%	95.67%	36.59%	69.71%

(1)
On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with Accounting Standards Codification ("ASC") 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control.

(2)
Financial results for the years ended 2017, 2016, 2015 and 2014 include the impact of the change in control of SC in the first quarter of 2014 (the "Change in Control"). Prior to the Change in Control, the Company accounted for its investment in SC as an equity method investment. The Company owned approximately 68%, 59%, 59%, and 60%, of SC as of December 31, 2017, 2016, 2015, and 2014, respectively.

(3)
The change in total assets was primarily attributable to changes in the investment securities, loan, and operating lease portfolios. The decrease in investment securities from 2016 to 2017 and from 2015 to 2016 reflects sales used to pay down borrowed funds. The increase from 2014 to 2015 is due to an increase in the investment portfolio as the Company invested in high quality liquid assets as well as growth in the loan portfolio and the operating lease portfolio.

(4)
The decrease in borrowings and other debt obligations from 2016 to 2017 and from 2015 to 2016 reflects the Company's use of portions of the proceeds from the sale of investment securities to pay off borrowed funds. The increase from 2014 to 2015 is primarily a result of the Company funding the growth of the loan portfolio and operating lease portfolio.

(5)	The decrease in Stockholders Equity from 2014 to 2015 reflects the goodwill impairment recorded of $4.5 billion in 2015.

(6)
The provision for credit losses decreased from 2016 to 2017, primarily due to a decrease in the loan portfolio. The provision for credit losses in 2015 and 2016 was primarily driven by SC's RIC portfolio.

(7)	Non-interest income in 2014 includes a $2.4 billion gain on acquisition, which is related to the Change in Control.

(8)
Increases in general and administrative expenses from 2016 to 2017 are primarily due to increases in compensation costs and legal expenses and increases in lease expenses relating to SC's leased vehicle portfolio. Increases from 2015 to 2016 are primarily related to increased compensation costs, technology expenses, and increased lease expenses relating to the SC's leased vehicle portfolio. Additional increases from 2014 to 2015 are a result of an increase in head count resulting in additional compensation and benefit expenses, increases in professional services related to consulting costs due to the Change in Control, preparation for and implementation of new capital requirements, and other regulatory and governance related-projects Refer to the Management’s Discussion and Analysis and Results of Operations (the “MD&A") for further discussion.

(9)	Other expenses in 2015 included an impairment charge to goodwill in the amount of $4.5 billion on the Company's consumer finance subsidiary.

(10)
Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on the Company's income taxes. The income tax benefit in 2017 was due to the impact of tax reform. The income tax benefit in 2015 was primarily the result of the benefit recorded for the release of the deferred tax liability in conjunction with the goodwill impairment charge. The higher income tax provision in 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control.

(11)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

(12)
On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. (“SFS”), a finance company located in Puerto Rico, was transferred to the Company. SFS is an entity under common control of Santander; however, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company has determined that it will report the results of SFS on a prospective basis beginning July 1, 2017 rather than retrospectively restate its financial statements for the contribution of SFS, as required by GAAP. Refer to Note 1 for additional information.

(13)
Includes net income/(loss) attributable to non-controlling interest of $411.7 million, $277.9 million, $(1.7) billion, $464.6 million, and $0.0 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 68% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

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

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it provides other consumer finance products.

In 2014, an initial public offering ("IPO") of shares of SC's common stock (the “SC Common Stock”) was completed. The IPO resulted in a change in control and consolidation of SC (the “Change in Control”).

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

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, and FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs'") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its obligations under the agreement could result in the agreement being terminated. The targeted and actual penetration rates under the terms of the Chrysler Agreement are as follows:

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Program Year (1)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (2)	30%	29%	26%	19%	18%

(1)	Each program year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(2) Actual penetration rates shown for program year 1, 2, 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those program years. Actual penetration rate shown for program year 5, which ends April 30, 2018, is as of December 31, 2017.

The target penetration rate as of April 30, 2018 is 65%. SC's actual penetration rate as of December 31, 2017 was 18%, an increase from 17% as of December 31, 2016. The penetration rate has been constrained due to a more competitive landscape and low interest rates, causing SC's subvented loan offers not to be materially more attractive than other lenders' offers. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and SC remains committed to the Chrysler Agreement.

SC has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. SC has partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the year ended December 31, 2017, SC originated more than $6.7 billion in Chrysler Capital loans, which represents approximately 50% of its total RIC originations, with an approximately even share between prime and non-prime, as well as more than $6.0 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during the year ended December 31, 2017 were made under the Chrysler Agreement. Since its May 1, 2013 launch, Chrysler Capital has originated more than $45.2 billion in retail loans and $23.6 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of December 31, 2017, SC's auto RIC portfolio consisted of $8.2 billion of Chrysler Capital loans, which represents 37% of SC's auto RIC portfolio.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it has provided other consumer finance products. In October 2015, SC announced its planned exit from the personal lending business.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the fourth quarter of 2017, unemployment declined, while market results improved and the preliminary gross domestic product ("GDP") growth rate rose from the prior quarter.

The unemployment rate at December 31, 2017 decreased to 4.1% compared to 4.2% at September 30, 2017 and 4.7% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in health care, construction jobs and food services, but declined in retail trade employment.

The Bureau of Economic Analysis ("BEA") advance estimate indicates that real GDP grew at an annualized rate of 2.6% for the fourth quarter of 2017, compared to 3.0% in the third quarter of 2017. According to the BEA, the change was positively affected by changes in personal consumption expenditures, non-residential fixed investment, exports, residential fixed investment, state and local government spending, and federal government spending, and negatively affected by a change in private inventory investment.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market year-to-date returns for the following indices based on closing prices at December 31, 2017 were:

December 31, 2017
Dow Jones Industrial Average	25.1%
S&P 500	19.4%
NASDAQ Composite	28.2%

At its December 2017 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 1.25-1.50%, indicating that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Inflation remains below the targeted rate of 2.0%.

The 10-year Treasury bond rate at December 31, 2017 was 2.40%, down from 2.45% at December 31, 2016. Within the industry, changes within this metric are often considered to correspond to changes in the 15-year and 30-year mortgage rates.

At the time of filing this Form 10-K, current year 2017 information was not available; however, for the third quarter of 2017, mortgage originations increased approximately 1.73% over the prior quarter, but decreased 25.99% year-over-year. Similarly, refinancing activity showed an increase of approximately 2.72% over the prior quarter, but a decrease of 54.49% year-over- year.

After reaching its peak in 2009, the ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively flat since that time. NPLs for U.S. commercial banks were approximately 1.17% of loans using data for the fourth quarter of 2017, compared to 1.17% for the prior quarter.

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

Credit Rating Actions

The following table presents Moody's, Standard & Poor's ("S&P") and Fitch credit ratings for the Bank, and Banco Santander Puerto Rico ("BSPR"), SHUSA, Santander, and the Kingdom of Spain, as of December 31, 2017:

	BANK			BSPR(1)			SHUSA
	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch
Long-Term	Baa1	BBB+	BBB+	Baa1	N/A	BBB+	Baa3	BBB	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A3	A-	A-	Baa2	BBB+	BBB+
Short-Term	P-2	A-2	F-2	P-2	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	Positive	Stable
(1)    P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.
(2) Short Term Debt and Short Term Deposit Ratings are both F-2.

On February 9, 2017 Standard and Poor’s raised its outlook on Santander’s credit rating to “positive” from “stable” reflecting Santander’s issuance of debt to meet total loss absorbing capital ("TLAC") requirements.

On March 31, 2017, Standard & Poor's raised its outlook on Spain's sovereign credit rating to "positive" from "stable", saying it believed the country's strong economic performance would continue over the next two years.

On June 6, 2017, Standard and Poor's revised its outlook on Santander to stable from positive, saying its stable outlook reflects limited prospects for ratings upside until it sees evidence that the integration of Banco Popular is proceeding smoothly and not facing meaningful business or financial setbacks.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 1, 2017, Standard & Poor’s affirmed SHUSA’s and SBNA’s ratings at A-2/BBB+/Stable.

On September 27, 2017, Moody’s placed SBNA’s long term rating on review for possible upgrade. Moody's affirmed SBNA’s short term rating and outlook at P-1/Stable. Also on September 27, 2017, Moody’s affirmed SHUSA’s long-term rating and outlook at Baa3/Stable.

On October 10, 2017, Moody's affirmed the short-term deposit rating for BSPR following Hurricane Maria.

On November 17, 2017, Fitch initiated coverage of SHUSA and assigned ratings of F-2/BBB+/Stable to SHUSA, SBNA, and BSPR.

On December 4, 2017, Standard & Poor's lowered the long term issuer credit rating for SHUSA by one notch to BBB and kept its outlook for SHUSA at Stable.

On December 13, 2017, Moody's upgrades Santander Bank N.A. and Banco Santander Puerto Rico's senior and subordinate debt ratings to Baa1.

Subsequent to year end, on January 19, 2018, Fitch upgraded Spain's Long-term Foreign Currency and Local Currency rating to A- from BBB+ and upgraded Spain's Short-term Foreign Currency and Local Currency rating to F1 from F2.

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

Puerto Rico Economy

On May 3, 2017, the Financial Oversight and Management Board of Puerto Rico (“FOB”) submitted a request to the Federal District Court of Puerto Rico to apply Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to the Commonwealth of Puerto Rico. Title III of PROMESA allows the Commonwealth of Puerto Rico to enter into a debt restructuring process notwithstanding that Puerto Rico is barred from traditional bankruptcy protection under Chapter 9 of the U.S. Bankruptcy Code.

On July 2, 2017, the Puerto Rican Electric Power Authority ("PREPA") submitted a request to the Federal District Court of Puerto Rico to apply Title III of PROMESA to PREPA.

As of December 31, 2017, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $220 million. As of December 31, 2017, municipalities had not been designated “covered” territorial instrumentalities subject to the requirements of PROMESA, and the municipalities were current on their debt obligations to SHUSA. Under PROMESA, the FOB has sole discretion to designate territorial instrumentalities such as municipalities as covered entities subject to PROMESA’s requirements. If the FOB determines to designate municipalities as covered entities under PROMESA, the FOB could initiate debt restructuring of municipalities that have debt obligations to SHUSA, if deemed necessary.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas. Our SC subsidiary headquartered in Dallas, Texas, our BSI subsidiary headquartered in Miami, Florida, and our Santander BanCorp, BSPR and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes.  In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in BSPR returning to normal operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions and increased its allowance for loan losses by approximately $110 million recorded during the full year of 2017. However, for credit exposures in Puerto Rico, given the current state in the region, the Company has had limited information with which to estimate probable credit losses. As of December 31, 2017, the Company has approximately $3.5 billion of loan exposures in Puerto Rico consisting of $1.6 billion in consumer loans, $1.9 billion in commercial loans, and $220 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may establish additional reserves for losses in future periods.

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
The Company is regulated on a consolidated basis by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), including the Federal Reserve Bank (the "FRB") of Boston, and the Consumer Financial Protection Bureau (the "CFPB"). The Company's banking subsidiaries are further supervised by the Federal Deposit Insurance Corporation (the "FDIC") and the Office of the Comptroller of the Currency (the “OCC”). As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB.

Payment of Dividends

SHUSA is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. In addition to those arising as a result of the Comprehensive Capital Analysis and Review (“CCAR”) process described under the caption “Stress Tests and Capital Adequacy” below, SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends as described in the “Stress Tests and Capital Adequacy” discussion in this section.

During the year ended December 31, 2017, the Company paid cash dividends on common stock of $10.0 million to its sole shareholder, Santander.

In addition, the following regulatory matters are in the process of being phased in or evaluated by the Company.

Foreign Banking Organizations ("FBOs")

In February 2014, the Federal Reserve issued the final rule implementing certain enhanced prudential standards (“EPS”) mandated by section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") (“FBO Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. In addition, the FBO Final Rule required U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company became subject to the EPS on January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

Regulatory Capital Requirements

In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III that are applicable to both SHUSA and the Bank. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, this rule became effective for SHUSA on January 1, 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum common equity tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%.

A capital conservation buffer of 2.5% above these minimum ratios is being phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until the buffer reaches 2.5% on January 1, 2019. This buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies proposed finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and will defer the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspend the risk-weighting to 100 percent for deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  In addition, the regulatory agencies issued a secondary proposal in 2017 to further revise the capital rule by introducing new treatment of high volatility acquisition, development and construction loans, and by modifying the calculation for minority interest includible within capital, for which the regulators have not released a final decision.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (the “FDIA”) and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution.

At December 31, 2017, the Bank met the criteria to be classified as “well-capitalized.”

Stress Testing and Capital Planning

The Company is subject to the Federal Reserve's capital plan rule, which requires the Company and the Bank to perform stress tests and submit the results to the Federal Reserve and the OCC on an annual basis. The Company is also required to submit a mid-year stress test to the Federal Reserve. In addition, together with the annual stress test submission, the Company is required to submit a proposed capital plan to the Federal Reserve. As a consolidated subsidiary of the Company, SC is included in the Company's stress tests and capital plans.

Under the capital plan rule, the Company is considered a large and non-complex BHC. The Federal Reserve may object to the Company’s capital plan if the Federal Reserve determines that the Company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon. Large and non-complex BHCs such as the Company are no longer subject to the qualitative objection criteria of the capital plan rule which are applied to larger banks that fall outside the large and non-complex BHC definition.

SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to the payment of dividends

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity Rules

In September 2014, the Federal Reserve, the FDIC, and the OCC finalized a rule to implement the Basel III liquidity coverage ratio (the “LCR”) for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. This rule implements a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to begin phasing-in the LCR requirements in January 2015. Smaller covered companies (more than $50 billion in assets), such as the Company, were required to calculate the LCR monthly beginning January 2016. In November 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016. There is no requirement to submit the calculation to the Federal Reserve. The Company will be required to publicly disclose its US LCR results beginning October 1, 2018.

In October 2014, the Basel Committee on Banking Supervision issued the final standard for the net stable funding ratio (the “NSFR”). The NSFR is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thereby reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. The proposed rule has not been finalized, and the Company is currently evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

TLAC

The Federal Reserve adopted a final rule in December 2016 that requires certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt ("LTD") (the “TLAC Rule”). The TLAC Rule applies to U.S. global systemically important banks ("G-SIB") and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBO. The Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of LTD and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its risk-weighted assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC. SHUSA must maintain a TLAC buffer composed solely of CET1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. In addition the TLAC Rule, requires SHUSA to hold LTD of at least 6% of its RWAs or 3.5% of its total consolidated assets. The TLAC Rule is effective January 1, 2019.

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs the activities of the Company and its banking subsidiaries with affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

Section 23B of the Federal Reserve Act prohibits a depository institution from engaging in certain transactions with affiliates unless the transactions are considered arms'-length. To meet the definition of arms-length, the terms of the transaction must be the same, or at least as favorable, as those for similar transactions with non-affiliated companies.

As a U.S. domiciled subsidiary of a global parent with significant non-bank affiliates, the Company faces elevated compliance risk in this area.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulation AB II

In August 2014, the SEC adopted final rules known as Regulation AB II that, among other things, expanded disclosure requirements and modified the offering and shelf registration process for asset-backed securities (“ABS”). All offerings of publicly registered ABS and all reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for outstanding publicly-registered ABS were required to comply with the new rules and disclosures on and after November 23, 2015, except for asset-level disclosures. Compliance with the new rules regarding asset-level disclosures was required for all offerings of publicly registered ABS on and after November 23, 2016. SC must comply with these rules, which affects SC's public securitization platform.

Community Reinvestment Act ("CRA")

SBNA and BSPR are subject to the requirements of the CRA, which requires the appropriate federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. BSPR’s current CRA rating is “Outstanding.” SBNA’s most recent public CRA report of examination rated the Bank as “Needs to Improve” for the January 1, 2011 through December 31, 2013 evaluation period. The Bank’s rating based solely on the applicable CRA lending, service and investment tests would have been “satisfactory.” However, the overall rating was lowered to “Needs to Improve” due to previously disclosed instances of non-compliance by the Bank that are being remediated. The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes. In addition, there may be some negative impacts on aspects of the Bank’s business as a result of the downgrade. For example, certain categories of depositors are restricted from making deposits in banks with a “Needs to Improve” rating.

Other Regulatory Matters

On April 1, 2014, the Bank received a civil investigative demand from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for automated teller machine ("ATM") and onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding these practices. Pursuant to the terms of the consent order, the Bank paid a civil money penalty (a “CMP”) of $10.0 million and agreed to validate the elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions in connection with telemarketing by the third-party vendor. The Bank is also required to make certain changes to its third-party vendor oversight policy and its customer complaint policy.  The Bank is currently executing a remediation plan and working to meet the other consent order requirements. It is possible that additional litigation could be filed as a result of these issues.

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers’ Civil Relief Act (the “SCRA”). The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order requires us to undertake additional remedial measures. The consent order also subjects SC to monitoring by the DOJ for compliance with the SCRA for a period of five years.

On March 26, 2015, the Bank entered into a cease and desist order (the "SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP, an identity theft protection product from the Bank’s third-party vendor. Pursuant to the SIP Consent Order, the Bank paid a CMP of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of the SIP. Prior to entering into the SIP Consent Order, the Bank made $37.3 million in remediation payments to customers, representing the total amount paid for product enrollment.

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation is $5.2 million. The Bank is currently implementing plans to reimburse customers.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the Equal Credit Opportunity Act (the “ECOA”) regarding (i) statistical disparities in mark-ups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SC and (ii) the treatment of certain types of income in SC's underwriting process. In September 2015, the DOJ notified SC that it had initiated an investigation under the ECOA of SC's pricing of automobile loans based on the referral from the CFPB. SC resolved the DOJ investigation pursuant to a confidential agreement with the CFPB.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this annual report:

(a)    Santander UK holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2017 were negligible relative to the overall profits of Santander.

(b)    Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections & Recoveries Department. No revenues or profits were generated by Santander UK on this account in the year ended December 31, 2017.

The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2017, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit- taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. On July 1, 2017, an additional Santander subsidiary, Santander Financial Services ("SFS"), a finance company located in Puerto Rico, was transferred to the Company and accounted for prospectively. Refer to Note 1 for additional information.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar	Percentage
Net interest income	$6,334,005	$6,564,692	$(230,687)	(3.5)%
Provision for credit losses	(2,650,494)	(2,979,725)	329,231	11.0%
Total non-interest income	2,929,576	2,766,759	162,817	5.9%
General and administrative expenses	(5,570,159)	(5,122,211)	(447,948)	(8.7)%
Other expenses	(222,488)	(275,037)	52,549	19.1%
Income before income taxes	820,440	954,478	(134,038)	(14.0)%
Income tax provision (benefit)	(152,334)	313,715	(466,049)	148.6%
Net income	972,774	640,763	332,011	51.8%
Net income attributable to NCI	411,707	277,879	133,828	48.2%
Net income attributable to SHUSA	$561,067	$362,884	$198,183	54.6%

The Company reported pre-tax income of $820.4 million for the year ended December 31, 2017, compared to pre-tax income of $954.5 million for the year ended December 31, 2016. Factors contributing to this decline were as follows:

•
Net interest income decreased $230.7 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in interest income earned on loans due to declining yields on consumer loans and an increase in interest expense on Other borrowings due to the rates paid on new debt issuances.

•
The provision for credit losses decreased $329.2 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decline in loan balances, improved credit performance and stable recovery rates for the auto loan portfolio and a decrease in the Corporate Banking and Middle Market Commercial Real Estate ("CRE") portfolio provisions.

•
Total non-interest income increased $162.8 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to lease income associated with the continued growth of the lease portfolio, an increase in gain on sale of assets coming off of lease, and an increase on the gain on sale of bank branches. These were offset by a decrease in consumer and commercial loan fees due to a reduction in loans serviced by the Company for the year ended December 31, 2017.

•
Total general and administrative expenses increased $447.9 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to an increase in lease depreciation expense due to the growth of the Company's leased vehicle portfolio and an increase in compensation expense. These increases were offset by a decrease in outside service costs for consulting and processing services and a decrease in loan servicing expense.

•	Other expenses decreased $52.5 million for the year ended December 31, 2017 compared to 2016. This was primarily due to a decrease in expenses associated with loss on debt repurchases.

•
The income tax provision decreased $466.0 million for the year ended December 31, 2017, compared to 2016. This decrease was primarily due to the enactment of H.R.1, known as the Tax Cuts and Jobs Act (the “TCJA”). Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. As a result of the TCJA's enactment, GAAP requires that companies remeasure their deferred tax balances as of the enactment of the legislation. During the fourth quarter of 2017, we reduced our income tax provision by $427.3 million as a result of remeasuring our net deferred tax liabilities due to the federal rate reduction.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-GAAP FINANCIAL MEASURES

The Company's non-generally accepted accounting principle ("non-GAAP") information has limitations as an analytical tool and, therefore, should not be considered in isolation or as a substitute for analysis of our results or any performance measures under generally accepted accounting principles ("GAAP") as set forth in the Company's financial statements. These limitations should be compensated for by relying primarily on the Company's GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

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

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Return on Average Assets:
Net income/(loss)	$972,774	$640,763	$(3,055,436)	$3,034,095	$783,204
Average assets	134,534,278	141,921,781	140,461,913	123,410,743	96,183,449
Return on average assets	0.72%	0.45%	(2.18)%	2.46%	0.81%

Return on Average Equity:
Net income/(loss)	$972,774	$640,763	$(3,055,436)	$3,034,095	$783,204
Average equity	23,395,479	22,232,729	25,495,652	23,434,691	15,353,336
Return on average equity	4.16%	2.88%	(11.98)%	12.95%	5.10%

Average Equity to Average Assets:
Average equity	$23,395,479	$22,232,729	$25,495,652	$23,434,691	$15,353,336
Average assets	134,534,278	141,921,781	140,461,913	123,410,743	96,183,449
Average equity to average assets	17.39%	15.67%	18.15%	18.99%	15.96%

Efficiency Ratio:
General and administrative expenses	$5,570,159	$5,122,211	$4,724,400	$3,777,173	$2,215,411
Other expenses	222,488	275,037	4,657,492	358,173	170,475
Total expenses (numerator)	5,792,647	5,397,248	9,381,892	4,135,346	2,385,886

Net interest income	$6,334,005	$6,564,692	$6,901,406	$6,243,100	$1,869,551
Non-interest income	2,929,576	2,766,759	2,905,035	5,059,462	1,552,830
Total net interest income and non-interest income (denominator)	9,263,581	9,331,451	9,806,441	11,302,562	3,422,381

Efficiency ratio	62.53%	57.84%	95.67%	36.59%	69.71%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Transitional				Fully Phased In(5)
	SBNA		SHUSA(4)		SBNA	SHUSA
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2017
	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)

Total stockholder's equity (U.S. GAAP)	$13,522,396	$13,418,228	$21,182,698	$19,621,883	$13,522,396	$21,182,698
Less: Preferred stock	—	—	(195,445)	(195,445)	—	(195,445)
Goodwill	(3,402,637)	(3,402,637)	(4,444,389)	(4,454,925)	(3,402,637)	(4,444,389)
Intangible assets	(2,751)	(3,679)	(535,753)	(597,244)	(2,751)	(535,753)
Deferred taxes on goodwill and intangible assets	220,218	343,807	372,036	586,992	220,336	372,154
Other adjustments to Common equity tier 1 ("CET1")(3)	(157,707)	(153,818)	188,273	437,177	(197,669)	20,267
Disallowed deferred tax assets	(391,449)	(406,341)	(423,554)	(455,396)	(391,449)	(529,442)
Accumulated other comprehensive loss	226,704	210,141	198,431	193,208	226,704	198,431
CET1 capital (numerator)	$10,014,774	$10,005,701	$16,342,297	$15,136,250	$9,974,930	$16,068,521
Risk weighted assets ("RWAs")(denominator)(2)	55,110,740	61,885,512	99,756,459	104,333,528	55,801,497	100,464,033
Ratio	18.17%	16.17%	16.38%	14.51%	17.88%	15.99%

(1)	CET1 is calculated under Basel III regulations required as of January 1, 2015.

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

(3)	Represents the impact of NCI, transitional and other intangible adjustments for regulatory capital.

(4)	Capital ratios as of December 31, 2015 have not been re-cast for the consolidation of IHC entities as regulatory filings are only impacted prospectively.

(5)	Represents non-GAAP measures

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31, 2017 AND 2016
	2017 (1)			2016 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,251,822	$498,734	1.90%	$29,287,122	$378,404	1.29%	$120,330	$(33,777)	$154,107
LOANS(3):
Commercial loans	32,897,457	1,216,958	3.70%	37,313,431	1,219,667	3.27%	(2,709)	(20,182)	17,473
Multifamily	8,334,329	311,068	3.73%	9,126,075	331,344	3.63%	(20,276)	(29,710)	9,434
Total commercial loans	41,231,786	1,528,026	3.71%	46,439,506	1,551,011	3.34%	(22,985)	(49,892)	26,907
Consumer loans:
Residential mortgages	8,471,891	334,463	3.95%	7,887,893	316,015	4.01%	18,448	23,121	(4,673)
Home equity loans and lines of credit	5,902,819	233,477	3.96%	6,076,177	219,691	3.62%	13,786	(6,015)	19,801
Total consumer loans secured by real estate	14,374,710	567,940	3.95%	13,964,070	535,706	3.84%	32,234	17,106	15,128
RICs and auto loans	26,874,580	4,513,616	16.80%	26,636,271	4,831,270	18.14%	(317,654)	43,773	(361,427)
Personal unsecured	2,500,670	619,053	24.76%	2,310,996	610,998	26.44%	8,055	35,669	(27,614)
Other consumer(4)	698,654	58,765	8.41%	910,686	82,362	9.04%	(23,597)	(18,160)	(5,437)
Total consumer	44,448,614	5,759,374	12.96%	43,822,023	6,060,336	13.83%	(300,962)	78,388	(379,350)
Total loans	85,680,400	7,287,400	8.51%	90,261,529	7,611,347	8.43%	(323,947)	28,496	(352,443)
Intercompany investments	10,832	626	5.78%	14,640	904	6.17%	(278)	(224)	(54)
TOTAL EARNING ASSETS	111,943,054	7,786,760	6.96%	119,563,291	7,990,655	6.68%	(203,895)	(5,505)	(198,390)
Allowance for loan losses(5)	(3,931,822)			(3,664,095)
Other assets(6)	26,523,046			26,022,585
TOTAL ASSETS	$134,534,278			$141,921,781
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,138,818	$23,560	0.23%	$11,682,723	$42,013	0.36%	$(18,453)	$(4,944)	$(13,509)
Savings	5,888,011	11,004	0.19%	5,956,770	12,723	0.21%	(1,719)	(186)	(1,533)
Money market	25,403,882	132,993	0.52%	25,029,571	126,417	0.51%	6,576	2,845	3,731
Certificates of deposit ("CDs")	6,592,535	73,487	1.11%	9,738,344	95,869	0.98%	(22,382)	(37,978)	15,596
TOTAL INTEREST-BEARING DEPOSITS	48,023,246	241,044	0.50%	52,407,408	277,022	0.53%	(35,978)	(40,263)	4,285
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	4,258,450	65,294	1.53%	9,466,243	126,799	1.34%	(61,505)	(82,860)	21,355
Other borrowings	37,983,865	1,145,791	3.02%	38,042,187	1,021,238	2.68%	124,553	(1,520)	126,073
TOTAL BORROWED FUNDS (7)	42,242,315	1,211,085	2.87%	47,508,430	1,148,037	2.42%	63,048	(84,380)	147,428
TOTAL INTEREST-BEARING FUNDING LIABILITIES	90,265,561	1,452,129	1.61%	99,915,838	1,425,059	1.43%	27,070	(124,643)	151,713
Noninterest bearing demand deposits	15,629,718			14,410,397
Other liabilities(8)	5,243,520			5,362,817
TOTAL LIABILITIES	111,138,799			119,689,052
STOCKHOLDER’S EQUITY	23,395,479			22,232,729
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$134,534,278			$141,921,781

NET INTEREST SPREAD (9)			5.35%			5.25%
NET INTEREST MARGIN (10)			5.66%			5.49%
NET INTEREST INCOME		$6,334,005			$6,564,692
Ratio of interest-earning assets to interest-bearing liabilities			1.24x			1.20x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$86,205	$57,361	$28,844	50.3%
Investments available-for-sale	352,601	284,796	67,805	23.8%
Investments held-to-maturity	38,609	3,526	35,083	995.0%
Other investments	21,319	32,721	(11,402)	(34.8)%
Total interest income on investment securities and interest-earning deposits	498,734	378,404	120,330	31.8%
Interest on loans	7,287,400	7,611,347	(323,947)	(4.3)%
Total Interest Income	7,786,134	7,989,751	(203,617)	(2.5)%
INTEREST EXPENSE:
Deposits and customer accounts	241,044	277,022	(35,978)	(13.0)%
Borrowings and other debt obligations	1,211,085	1,148,037	63,048	5.5%
Total Interest Expense	1,452,129	1,425,059	27,070	1.9%
NET INTEREST INCOME	$6,334,005	$6,564,692	$(230,687)	(3.5)%

Net interest income decreased $230.7 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in yield on interest income earned on loans and an increase in interest expense on borrowings due to higher borrowing rate.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $120.3 million for the year ended December 31, 2017 compared to 2016. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2017 was $26.3 billion with an average yield of 1.90%, compared to an average balance of $29.3 billion with an average yield of 1.29% for 2016. The increase in interest income on investment securities and interest-earning deposits for the year ended December 31, 2017 was primarily attributable to an increase of $35.1 million in interest income on investments held-to-maturity due to increased volume, and an increase of $67.8 million in interest income on investments AFS.

Interest Income on Loans

Interest income on loans decreased $323.9 million for the year ended December 31, 2017 compared to 2016, primarily due to declines in RIC rates, which comprised $317.7 million of the decrease. The average balance of total loans was $85.7 billion with an average yield of 8.51% for the year ended December 31, 2017, compared to $90.3 billion with an average yield of 8.43% for 2016. The decrease in the average balance of total loans of $4.6 billion was primarily due to a decline in the balance of the commercial loan portfolio. The average balance of commercial loans was $41.2 billion with an average yield of 3.71% for the year ended December 31, 2017, compared to $46.4 billion with an average yield of 3.34% for 2016.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $36.0 million for the year ended December 31, 2017 compared to 2016, primarily due to a decrease in average interest-bearing deposits and interest rates. The average balance of total interest-bearing deposits was $48.0 billion with an average cost of 0.50% for the year ended December 31, 2017 compared to an average balance of $52.4 billion with an average cost of 0.53% for 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $63.0 million for the year ended December 31, 2017 compared to 2016. The increase in interest expense on borrowed funds was due to interest paid at higher rate during the year ended December 31, 2017. The average balance of total borrowings was $42.2 billion with an average cost of 2.87% for the year ended December 31, 2017, compared to an average balance of $47.5 billion with an average cost of 2.42% for 2016. The average balance of borrowed funds decreased from December 31, 2016 to December 31, 2017, primarily due to the decrease in FHLB advances as a result of maturities and terminations. The increase in interest expense on borrowed funds is due to the Company issuing $5.5 billion of long-term debt at higher fixed rates in 2017 to increase liquidity and meet the FRB's TLAC requirement.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the year ended December 31, 2017 was $2.7 billion, compared to $3.0 billion for 2016. The decrease for the year ended December 31, 2017 was primarily due to decreases in the overall loan portfolio resulting in a decreased ALLL and a decline in originations, stabilizing credit performance for non-TDR loans, and recovery rates for the RIC and auto loan portfolio.

	Year Ended December 31,		YTD Change
(in thousands)	2017	2016	Dollar	Percentage
ALLL, beginning of period	$3,814,464	$3,246,145	$568,319	17.5%
Charge-offs:
Commercial	(144,002)	(245,399)	101,397	(41.3)%
Consumer	(4,865,244)	(4,720,135)	(145,109)	3.1%
Total charge-offs	(5,009,246)	(4,965,534)	(43,712)	0.9%
Recoveries:
Commercial	37,999	86,312	(48,313)	(56.0)%
Consumer	2,401,613	2,442,921	(41,308)	(1.7)%
Total recoveries	2,439,612	2,529,233	(89,621)	(3.5)%
Charge-offs, net of recoveries	(2,569,634)	(2,436,301)	(133,333)	5.5%
Provision for loan and lease losses (1)	2,661,106	3,004,620	(343,514)	(11.4)%
Other(2):
Commercial	356	—	356	100.0%
Consumer	5,283	—	5,283	100.0%
ALLL, end of period	$3,911,575	$3,814,464	$97,111	2.5%
Reserve for unfunded lending commitments, beginning of period	$122,418	$149,021	$(26,603)	(17.9)%
Release of reserves for unfunded lending commitments (1)	(10,612)	(24,895)	14,283	(57.4)%
Loss on unfunded lending commitments	(2,695)	(1,708)	(987)	57.8%
Reserve for unfunded lending commitments, end of period	109,111	122,418	(13,307)	(10.9)%
Total allowance for credit losses ("ACL"), end of period	$4,020,686	$3,936,882	$83,804	2.1%

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

(2)	Includes transfers in for the period ending December 31, 2017 related to the contribution of SFS to SHUSA.

The Company's net charge-offs increased $133.3 million for the year ended December 31, 2017 compared to 2016.

Consumer charge-offs increased $145.1 million for the year ended December 31, 2017 compared to 2016. The increase was due to a $153.7 million increase in consumer auto loan charge-offs, offset by an $8.5 million decrease in home mortgage charge-offs.

Consumer recoveries decreased $41.3 million for the year ended December 31, 2017 compared to 2016. This decrease was comprised of a $38.4 million decrease in consumer auto loan recoveries, and a $1.6 million decrease in other consumer loan recoveries.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer net charge-offs as a percentage of average consumer loans were 5.5% for the year ended December 31, 2017, compared to 5.2% for 2016.

Commercial charge-offs decreased $101.4 million for the year ended December 31, 2017 compared to 2016. This decrease was comprised of a $77.2 million decrease in Commercial Banking charge-offs, a $28.5 million decrease in commercial fleet charge-offs, and a $6.7 million decrease in Middle Market CRE charge-offs, offset by an $8.3 million increase in charge-offs for commercial loans in Puerto Rico.

Commercial recoveries decreased $48.3 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a $12.7 million decrease in recoveries for continuing care retirement communities, a $10.9 million decrease in Corporate Banking recoveries, an $18.8 million decrease in commercial fleet recoveries, and a $4.6 million decrease in Middle Market CRE recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, was 0.26% for the year ended December 31, 2017, compared to 0.34% for the year ended December 31, 2016.

NON-INTEREST INCOME

	Year Ended December 31,			YTD Change
(dollars in thousands)	2017		2016	Dollar increase/(decrease)	Percentage
Consumer fees	$442,483		$499,591	$(57,108)	(11.4)%
Commercial fees	173,955	190	190,248	(16,293)	(8.6)%
Mortgage banking income, net	56,659		63,790	(7,131)	(11.2)%
BOLI	66,784		57,796	8,988	15.6%
Capital markets revenue	195,906		190,647	5,259	2.8%
Lease income	2,017,775		1,839,307	178,468	9.7%
Miscellaneous loss	(21,542)		(132,123)	110,581	(83.7)%
Net (losses)/gains recognized in earnings	(2,444)		57,503	(59,947)	(104.3)%
Total non-interest income	$2,929,576		$2,766,759	$162,817	5.9%

Total non-interest income increased $162.8 million for the year ended December 31, 2017 compared to 2016. The increase for the year ended December 31, 2017 was primarily due to the increase in lease income associated with the continued growth of the lease portfolio and increases in miscellaneous income. These increases were offset by decreases in consumer loan fees due to the reduction of loans serviced by the Company as well as a decrease in net gains recognized in earnings for the year ended December 31, 2017.

Consumer Fees

Consumer fees decreased $57.1 million for the year ended December 31, 2017, respectively, compared to 2016. This decrease was primarily due to a $76.3 million decrease in loan fee income, which was attributable to a reduction in loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2017. This was partially offset by an increase of $19.6 million in consumer deposit fees for the year ended December 31, 2017.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine ("ATM") fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $16.3 million for the year ended December 31, 2017 compared to 2016, primarily due to lower capital markets income.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Mortgage and multifamily servicing fees	$41,344	$42,996	$(1,652)	(3.8)%
Net gains on sales of residential mortgage loans and related securities	28,535	35,720	(7,185)	(20.1)%
Net gains on sales of multifamily mortgage loans	2,500	6,368	(3,868)	(60.7)%
Net gains/(losses) on hedging activities	1,678	(723)	2,401	(332.1)%
Net gains/(losses) from changes in MSR fair value	1,967	3,887	(1,920)	(49.4)%
MSR principal reductions	(19,365)	(24,458)	5,093	(20.8)%
Total mortgage banking income, net	$56,659	$63,790	$(7,131)	(11.2)%

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

Mortgage banking revenue decreased $7.1 million for the year ended December 31, 2017 compared to 2016. This decrease for December 31, 2017 was primarily attributable to $7.2 million in lower net gains on sales of residential mortgage loans and related securities, $3.9 million in lower net gains on sales of multifamily loans and $1.9 million in lower net gains from changes in MSR fair value. These decreases were offset by $5.1 million in lower MSR principal paydowns and $2.4 million of higher net gains on hedging activities.

Since 2015, mortgage interest rates have remained stable, resulting in relative stability in mortgage banking fees from rate changes.

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2015	4.13%	3.38%
March 31, 2016	3.63%	2.88%
June 30, 2016	3.50%	2.75%
September 30, 2016	3.50%	2.88%
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%
June 30, 2017	4.13%	3.38%
September 30, 2017	3.99%	3.25%
December 31, 2017	4.13%	3.63%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily loan servicing fees decreased $1.7 million for the year ended December 31, 2017, compared to 2016. At December 31, 2017 and 2016, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $241.3 million and $621.1 million, respectively. The decrease in loans serviced for others was primarily due to pay-downs received during 2017.

Net gains on sales of residential mortgage loans and related securities decreased $7.2 million for the year ended December 31, 2017 compared to 2016. For the year ended December 31, 2017, the Company sold $1.7 billion of mortgage loans for gains of $28.5 million, compared to $2.2 billion of loans sold for gains of $35.7 million for 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company periodically sells qualifying mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA") in return for MBS issued by those agencies. The Company records these transactions as sales when the transfers meet all of the accounting criteria for a sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions, which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of the MBS, servicing rights, and representation and warranty reserves is recognized as gain or loss on sale.

The net gains on sales of multifamily mortgage loans decreased $3.9 million for the year ended December 31, 2017 compared to 2016. This decrease was due to a reduction in loan sales during 2017 compared to 2016 and the release of FNMA recourse reserves of $2.5 million for the year ended 2017, compared to $3.0 million for the year ended 2016.

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

At December 31, 2017, the Company serviced loans with a principal balance of $136.0 million for FNMA, compared to $341.7 million at December 31, 2016. These loans had a credit loss exposure of $12.2 million as of December 31, 2017, compared to $34.4 million as of December 31, 2016. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans is fully amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. As of December 31, 2017 and December 31, 2016, the Company had a liability of $1.3 million and $3.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Net gains on hedging activities increased $2.4 million for the year ended December 31, 2017 compared to 2016. This variance for December 31, 2017 was primarily due to the Company's hedging strategy in the current mortgage rate environment and net gains on its MSR hedging strategies.

Net gains/losses from changes in MSR fair value were a net gain of $2.0 million for the year ended December 31, 2017 as compared to a net gain of $3.9 million for the corresponding period in 2016. The value of the related MSRs carried at fair value at December 31, 2017 and December 31, 2016 was $146.0 million and $146.6 million, respectively. The MSR asset fair value change for the year ended December 31, 2017 was the result of fluctuations in interest rates and a smaller servicing portfolio.

The Company recognized $19.4 million of principal reductions for the year ended December 31, 2017, compared to $24.5 million for 2016. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $9.0 million for the year ended December 31, 2017 compared to 2016 as a result of an increase in death benefits received.

Lease income

Lease income increased $178.5 million for the year ended December 31, 2017 compared to 2016. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $10.1 billion for the year ended December 31, 2017, compared to $9.1 billion at December 31, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous Income/(loss)

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net gain on sale of operating leases	$127,156	$66,909	$60,247	90.0%
Trust and wealth management	147,749	148,514	(765)	(0.5)%
Loss on sale of non-mortgage loans	(396,220)	(436,419)	40,199	(9.2)%
Net gain/(loss) on sale of fixed assets	29,371	(864)	30,235	(3,499.4)%
Re-valuation adjustments for FVO assets and liabilities	13,612	54,676	(41,064)	(75.1)%
Other miscellaneous income	56,790	35,061	21,729	62.0%
Total miscellaneous income/(loss)	$(21,542)	$(132,123)	$110,581	(83.7)%

Miscellaneous income increased $110.6 million for the year ended December 31, 2017 compared to 2016. Factors contributing to this change were as follows:

•	An increase in the net gain on sale of operating leases of $60.2 million.

•
A decrease in the loss on the sale of non-mortgage loans of $40.2 million. This line item is primarily driven by lower of cost or market adjustments on the Company's Bluestem personal loan portfolio, which was held for sale at December 31, 2017 and 2016.

•
Net gain/(loss) on sale of fixed assets increased by $30.2 million in 2017, primarily due to the Company selling and leasing back ten properties in 2017. For further discussion, see Note 6 to the Consolidated Financial Statements.

•
A decrease of $41.1 million in re-valuation adjustments relating primarily to the change in the fair value of the loan portfolio compared to 2016. For further discussion, see Note 18 to the Consolidated Financial Statements.

Net (losses)/gains recognized in earnings

The Company recognized $2.4 million in net losses for the year ended December 31, 2017 on the sale of AFS investment securities compared to net gains of $57.5 million for the year ended December 31, 2016. The net gain realized for the year ended December 31, 2016 was primarily comprised of the sale of state and municipal securities with a book value of $748.0 million for a gain of $19.9 million, the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, the sale of corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, and the sale of MBS, including FHLMC residential debt securities and CMOs, with a book value of $1.3 billion for a gain of $24.7 million.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar	Percentage
Compensation and benefits	$1,895,326	$1,719,645	$175,681	10.2%
Occupancy and equipment expenses	669,113	618,597	50,516	8.2%
Technology expense	581,164	644,079	(62,915)	(9.8)%
Loan expense	386,468	415,267	(28,799)	(6.9)%
Lease expense	1,553,096	1,305,712	247,384	18.9%
Other administrative expenses	484,992	418,911	66,081	15.8%
Total general and administrative expenses	$5,570,159	$5,122,211	$447,948	8.7%

Total general and administrative expenses increased $447.9 million for the year ended December 31, 2017 compared to 2016. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $175.7 million for the year ended December 31, 2017 compared to 2016. This increase was primarily the result of a Company's other compensation and benefits expense increase of $104.5 million, salary expense increase of $47.6 million and commission expense increase of $17.1 million for the year ended December 31, 2017 compared to 2016. These increases were offset by decreases in benefits expense of $6.9 million and bonus expense of $3.3 million for the year ended December 31, 2017 compared to 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Occupancy and equipment expenses increased $50.5 million for the year ended December 31, 2017 compared to 2016. This was primarily due to an increase in depreciation expense of $17.9 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to more assets being placed in service and an increase in depreciation for assets that were moved to held for sale and sold during the periods. Also, there were increases of $15.4 million in maintenance and repair expense and $6.8 million in impairment loss on building expense for the year ended December 31, 2017 compared to 2016.

•
Technology, outside services, and marketing expenses decreased $62.9 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in consulting services of $73.7 million related to regulatory initiatives, including preparation for meeting the requirements of the IHC during 2016. This was offset by an increase of $6.0 million for outside processing services and an increase of $6.8 million in marketing expenses related to direct mail, advertising and outside processing services.

•
Loan expense decreased $28.8 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to decreases of $21.6 million in loan collection expenses and $11.7 million in loan servicing expense. These decreases were offset by an increase in origination expense of $5.9 million for the year ended December 31, 2017 compared to 2016.

•
Lease expense increased $247.4 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

•
Other administrative expenses increased $66.1 million for the year ended December 31, 2017 compared to 2016. This increase was primarily attributable to an increase in legal reserve expense of $79.7 million for the year ended December 31, 2017 compared to 2016. During 2017, the Company increased its legal reserves for certain matters discussed in Note 19 to the Consolidated Financial Statements. This increase was offset by lower operational risk expenses and other non-income tax expenses for year ended December 31, 2017.

OTHER EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar (decrease)/increase	Percentage
Amortization of intangibles	$61,491	$70,034	$(8,543)	(12.2)%
Deposit insurance premiums and other expenses	70,661	77,976	(7,315)	(9.4)%
Loss on debt extinguishment	30,349	114,232	(83,883)	(73.4)%
Impairment of goodwill	10,536	—	10,536	100.0%
Impairment on long lived assets	15,540	—	15,540	100.0%
Other miscellaneous expenses	33,911	12,795	21,116	165.0%
Total other expenses	$222,488	$275,037	$(52,549)	(19.1)%

Total other expenses decreased $52.5 million for the year ended December 31, 2017 compared to 2016. The primary factors contributing to this decrease were:

•
Amortization of intangibles decreased $8.5 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a portion of the Company's core deposit intangibles becoming fully amortized in the second quarter of 2016, thereby reducing intangibles in 2017.

•
Deposit insurance premiums and other expenses decreased $7.3 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily attributable to decreases in FDIC insurance premiums and assessments.

•
Losses on debt extinguishment decreased $83.9 million for the year ended December 31, 2017 compared to 2016. This decrease in expense was due to the Company incurring early termination fees for FHLB advances in 2016 that did not recur in 2017. The reduction in FHLB termination fees was offset by a $4.0 million charge on the buyback of real estate investment trust (“REIT”) preferred stock and a $26.4 million charge for repurchase of Bank debt.

•
Impairment of goodwill increased $10.5 million for the year ended December 31, 2017 compared to 2016. There was no impairment recorded in 2016. This increase was related to the full impairment of Santander BanCorp's goodwill in 2017 which was primarily due to the unfavorable economic environment in Puerto Rico and the adverse effect of Hurricane Maria.

•	Impairment on long-lived assets increased $15.5 million for the year ended December 31, 2017 compared to 2016. This increase was primarily related to impairment on capitalized software assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Other miscellaneous expenses increased $21.1 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to a $17.3 million increase in equity method net income/expense due to a $27.1 million impairment charge on certain tax credit investments directly related to the Tax Cuts and Jobs Act.

INCOME TAX PROVISION

An income tax benefit of $152.3 million was recorded for the year ended December 31, 2017, compared to an income tax provision of $313.7 million for 2016. This resulted in an effective tax rate ("ETR") of (18.6)% for the year ended December 31, 2017, compared to 32.9% for 2016.

On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act (the “TCJA”), was enacted. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. As a result of the TCJA's enactment, GAAP requires that companies re-measure their deferred tax balances as of the enactment of the legislation. During the fourth quarter of 2017, we reduced our income tax provision by $427.3 million as a result of re-measuring our deferred tax liabilities due to the federal rate reduction. The rate reduction is expected to have a positive impact to future earnings.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2017 consisted of Consumer and Business Banking, Commercial Banking, CRE, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments, see Note 23 to the Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$1,266,073	$1,099,097	$166,976	15.2%
Total non-interest income	366,827	384,177	(17,350)	(4.5)%
Provision for credit losses	85,115	56,440	28,675	50.8%
Total expenses	1,570,954	1,565,151	5,803	0.4%
Loss before income taxes	(23,169)	(138,317)	115,148	83.2%
Intersegment revenue	12,213	2,523	9,690	384.1%
Total assets	19,889,065	19,828,173	60,892	0.3%

Consumer and Business Banking reported a loss before income taxes of $23.2 million for the year ended December 31, 2017 compared to a loss before income taxes of $138.3 million for the year ended December 31, 2016. Factors contributing to this change were as follows:

•
Net interest income increased $167.0 million for the year ended December 31, 2017 compared to 2016. This increase was primarily driven by deposit product margin where despite rising interest rates, costs have been managed down.

•
Total non-interest income decreased $17.4 million for the year ended December 31, 2017 compared to 2016 driven by a change in the shared services agreement between the Bank and SSLLC made effective in the middle of 2017.

•
The provision for credit losses increased by $28.7 million for the year ended December 31, 2017 compared to 2016, driven by the absence of reserve releases in 2017 for home equity and increased delinquency in the credit cards and personal loan portfolios.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$346,766	$349,834	$(3,068)	(0.9)%
Total non-interest income	62,515	62,882	(367)	(0.6)%
Provision for credit losses	37,915	79,891	(41,976)	(52.5)%
Total expenses	219,158	210,984	8,174	3.9%
Income before income taxes	152,208	121,841	30,367	24.9%
Intersegment revenue	6,081	4,127	1,954	47.3%
Total assets	11,626,318	11,962,637	(336,319)	(2.8)%

Commercial Banking reported income before income taxes of $152.2 million for the year ended December 31, 2017, compared to income before income taxes of $121.8 million for the year ended December 31, 2016. Factors contributing to this change were as follows:

•
Net interest income decreased $3.1 million for the year ended December 31, 2017 compared to 2016. Total average gross loans were $11.6 billion for the year ended December 31, 2017 compared to $11.9 billion for 2016. The decline in average gross loans is primarily related to decreases in the Middle Market, Energy Lending, and Mortgage Warehouse portfolios.

•
The provision for credit losses decreased $42.0 million for the year ended December 31, 2017 compared to 2016. The decrease in provision for the year ended December 31, 2017 was due to increased provisions required for the Energy Finance portfolio in the prior year that did not recur in 2017 and one large, previously unreserved charge-off that occurred in 2016 in the Middle Market portfolio.

CRE

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$292,945	$287,387	$5,558	1.9%
Total non-interest income	10,475	24,264	(13,789)	(56.8)%
Provision for credit losses	(8,329)	6,025	(14,354)	(238.2)%
Total expenses	79,431	87,941	(8,510)	(9.7)%
Income before income taxes	232,318	217,685	14,633	6.7%
Intersegment revenue	2,827	2,273	554	24.4%
Total assets	13,691,750	14,630,450	(938,700)	(6.4)%

CRE reported income before income taxes of $232.3 million for the year ended December 31, 2017, compared to income before income taxes of $217.7 million for the year ended December 31, 2016. Factors contributing to this change were as follows:

•
Net interest income increased $5.6 million for the year ended December 31, 2017 compared to 2016. The increasing rate environment led to an increase in the deposit margin and capital credit year-over-year. The average balance of this segment's gross loans decreased to $14.2 billion for the year ended December 31, 2017, compared to $15.2 billion for 2016. The balance decline was driven by higher runoff in the lower-priced Multi-Family portfolio outpacing originations. The average balance of deposits was $868.0 million for the year ended December 31, 2017, compared to $843.3 million for 2016.

•	Total non-interest income decreased $13.8 million for the year ended December 31, 2017 compared to 2016 driven in part by a one-time gain on sale recognized in 2016.

•
The provision for credit losses decreased $14.4 million for the year ended December 31, 2017 compared to 2016. The decrease in provisions was primarily related to a provision release in the real estate construction portfolio.

•
Total expenses decreased $8.5 million for the year ended December 31, 2017 compared to 2016, driven by a reduction in indirect expenses. Total assets were $13.7 billion as of December 31, 2017, compared to $14.6 billion as of December 31, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GCB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$155,826	$237,635	$(81,809)	(34.4)%
Total non-interest income	37,135	82,765	(45,630)	(55.1)%
Provision for credit losses	33,275	7,952	25,323	318.4%
Total expenses	102,164	118,804	(16,640)	(14.0)%
Income before income taxes	57,522	193,644	(136,122)	(70.3)%
Intersegment expense	(7,212)	(9,052)	1,840	20.3%
Total assets	5,544,182	9,389,271	(3,845,089)	(41.0)%

GCB reported income before income taxes of $57.5 million for the year ended December 31, 2017 compared to income before income taxes of $193.6 million for the year ended December 31, 2016. Factors contributing to this change were as follows:

•
Net interest income decreased $81.8 million for the year ended December 31, 2017 compared to 2016. The average balance of this segment's gross loans was $6.0 billion for the year ended December 31, 2017 compared to $9.3 billion for 2016. The average balance of deposits was $2.2 billion for the year ended December 31, 2017 compared to $2.2 billion for 2016. The decrease in loan balances is attributed to the strategic goal of building a less capital-intensive U.S. franchise, which was attained by exiting less profitable relationships across all sectors, and by pro-actively reducing exposures related to the commodities and oil and gas sectors.

•	Total non-interest income decreased $45.6 million for the year ended December 31, 2017 compared to 2016.

•
The provision for credit losses increased $25.3 million for the year ended December 31, 2017 compared to 2016. The provision increased for the year ended December 31, 2017 due to higher reserves required for oil and gas clients and higher reserves on a renewable energy investment that was substantially damaged by Hurricane Maria in 2017.

•	Total expenses decreased $16.6 million for the year ended December 31, 2017 compared to 2016, driven by lower support and personnel expenses.

Other

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$92,502	$(63,191)	$155,693	246.4%
Total non-interest income	713,933	792,457	(78,524)	(9.9)%
Provision for credit losses	93,166	52,490	40,676	77.5%
Total expenses	1,055,804	1,152,027	(96,223)	(8.4)%
Loss before income taxes	(342,535)	(475,251)	132,716	27.9%
Intersegment revenue/(expense)	(13,909)	129	(14,038)	NM1
Total assets	38,120,411	44,010,655	(5,890,244)	(13.4)%
1 - not meaningful

The Other category reported losses before income taxes of $342.5 million for the year ended December 31, 2017, compared to losses before income taxes of $475.3 million for the year ended December 31, 2016. Factors contributing to this change were as follows:

•	Net interest income increased $155.7 million for the year ended December 31, 2017 compared to 2016.

•	Total non-interest income decreased $78.5 million for the year ended December 31, 2017 compared to 2016.

•	The provision for credit losses increased $40.7 million for the year ended December 31, 2017 compared to 2016.

•	Total expenses decreased $96.2 million for the year ended December 31, 2017 compared to 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$4,024,508	$4,448,535	$(424,027)	(9.5)%
Total non-interest income	1,793,556	1,432,634	360,922	25.2%
Provision for credit losses	2,254,361	2,468,199	(213,838)	(8.7)%
Total expenses	2,740,190	2,252,259	487,931	21.7%
Income before income taxes	823,513	1,160,711	(337,198)	(29.1)%
Intersegment revenue	—	—	—	0.0%
Total assets	39,422,304	38,539,104	883,200	2.3%

SC reported income before income taxes of $823.5 million for the year ended December 31, 2017, compared to income before income taxes of $1.2 billion for the year ended December 31, 2016. Factors contributing to this change were as follows:

•
Net interest income decreased $424.0 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2017 due to higher market rates and increased spreads.

•
Total non-interest income increased $360.9 million for the year ended December 31, 2017 compared to 2016, due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
The provision for credit losses decreased $213.8 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a lower build of the ACL as a result of the decline in originations during the year ended December 31, 2017 compared to 2016.

•
Total expenses increased $487.9 million for the year ended December 31, 2017 compared to 2016, primarily due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. Consistent with the Company's December 31, 2016 Form 10-K, the following discussion has been updated to reflect the effects of the recast, except that ratios as of December 31, 2015 have not been recast for the consolidation of IHC entities as regulatory filings are only impacted prospectively.

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar	Percentage
Net interest income	$6,564,692	$6,901,406	$(336,714)	(4.9)%
Provision for credit losses	(2,979,725)	(4,079,743)	1,100,018	(27.0)%
Total non-interest income	2,766,759	2,905,035	(138,276)	(4.8)%
General and administrative expenses	(5,122,211)	(4,724,400)	(397,811)	8.4%
Other expenses	(275,037)	(4,657,492)	4,382,455	(94.1)%
(Loss)/income before income taxes	954,478	(3,655,194)	4,609,672	(126.1)%
Income tax provision/(benefit)	313,715	(599,758)	913,473	(152.3)%
Net income/(loss) (1)	$640,763	$(3,055,436)	$3,696,199	(121.0)%

(1)	Includes NCI.

The Company reported a pre-tax income of $954.5 million for the year ended December 31, 2016, compared to pre-tax loss of $3.7 billion for the year ended December 31, 2015. Factors contributing to this increase were as follows:

•
Net interest income decreased $336.7 for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to yield decreases on loans and an increase in interest expense due to higher borrowing levels and associated interest rates in 2016 compared to 2015.

•
Provisions for credit losses decreased $1.1 billion for the year ended December 31, 2016, compared to 2015. This decrease was primarily related to the buildup of the allowance for loan and lease losses (“ALLL”) coverage ratio throughout 2015, mainly on the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

•
Total non-interest income decreased $138.3 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily in miscellaneous income attributable to reduced sales of operating leases and mark-downs of the fair value associated with personal unsecured LHFS in 2016 compared to 2015, offset by an increase in lease income.

•
Total general and administrative expenses increased $397.8 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to an increase in lease expenses and compensation and benefits.

•
Other expenses decreased $4.4 billion for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to an impairment of goodwill in the amount of $4.5 billion recorded in 2015, with no impairment recorded in 2016. There was also an increase in losses on debt extinguishment associated with repositioning the balance sheet.

•
The income tax provision increased $913.5 million for the year ended December 31, 2016 compared to 2015. This increase was due to discrete tax provisions recognized in 2016 compared to discrete tax benefits in the prior year, which resulted in a higher effective tax rate for 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31, 2016 AND 2015
	2016 (1)			2015 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$29,287,122	$378,404	1.29%	$27,457,675	$405,594	1.48%	$(27,190)	$30,869	$(58,059)
LOANS(3):
Commercial loans	37,313,431	1,219,667	3.27%	35,765,796	1,141,115	3.19%	78,552	50,150	28,402
Multifamily	9,126,075	331,344	3.63%	8,927,502	361,858	4.05%	(30,514)	8,276	(38,790)
Total commercial loans	46,439,506	1,551,011	3.34%	44,693,298	1,502,973	3.36%	48,038	58,426	(10,388)
Consumer loans:
Residential mortgages	7,887,893	316,015	4.01%	8,165,625	339,541	4.16%	(23,526)	(11,345)	(12,181)
Home equity loans and lines of credit	6,076,177	219,691	3.62%	6,165,718	218,018	3.54%	1,673	(3,037)	4,710
Total consumer loans secured by real estate	13,964,070	535,706	3.84%	14,331,343	557,559	3.89%	(21,853)	(14,382)	(7,471)
RICs and auto loans	26,636,271	4,831,270	18.14%	24,637,592	4,843,916	19.66%	(12,646)	(279,353)	266,707
Personal unsecured	2,310,996	610,998	26.44%	3,340,235	721,318	21.59%	(110,320)	(405,526)	295,206
Other consumer(4)	910,686	82,362	9.04%	1,156,606	106,256	9.19%	(23,894)	(22,265)	(1,629)
Total consumer	43,822,023	6,060,336	13.83%	43,465,776	6,229,049	14.33%	(168,713)	(721,526)	552,813
Total loans	90,261,529	7,611,347	8.43%	88,159,074	7,732,022	8.77%	(120,675)	(663,100)	542,425
Intercompany investments	14,640	904	6.17%	14,591	886	6.07%	18	3	15
TOTAL EARNING ASSETS	119,563,291	7,990,655	6.68%	115,631,340	8,138,502	7.04%	(147,847)	(632,228)	484,381
Allowance for loan losses(5)	(3,664,095)			(2,631,602)
Other assets(6)	26,022,585			27,462,175
TOTAL ASSETS	$141,921,781			$140,461,913
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,682,723	$42,013	0.36%	$12,953,809	$56,327	0.43%	$(14,314)	$(5,181)	$(9,133)
Savings	5,956,770	12,723	0.21%	6,488,645	14,389	0.22%	(1,666)	(1,149)	(517)
Money market	25,029,571	126,417	0.51%	23,135,793	127,576	0.55%	(1,159)	43,042	(44,201)
CDs	9,738,344	95,869	0.98%	9,589,966	90,853	0.95%	5,016	1,421	3,595
TOTAL INTEREST BEARING DEPOSITS	52,407,408	277,022	0.53%	52,168,213	289,145	0.55%	(12,123)	38,133	(50,256)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	9,466,243	126,799	1.34%	10,219,740	181,414	1.78%	(54,615)	(12,617)	(41,998)
Other borrowings	38,042,187	1,021,238	2.68%	35,108,308	765,651	2.18%	255,587	67,909	187,678
TOTAL BORROWED FUNDS (7)	47,508,430	1,148,037	2.42%	45,328,048	947,065	2.09%	200,972	55,292	145,680
TOTAL INTEREST BEARING FUNDING LIABILITIES	99,915,838	1,425,059	1.43%	97,496,261	1,236,210	1.27%	188,849	93,425	95,424
Noninterest bearing demand deposits	14,410,397			12,710,485
Other liabilities(8)	5,362,817			4,759,515
TOTAL LIABILITIES	119,689,052			114,966,261
STOCKHOLDER’S EQUITY	22,232,729			25,495,652
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$141,921,781			$140,461,913

NET INTEREST SPREAD (9)			5.25%			5.77%
NET INTEREST MARGIN (10)			5.49%			5.97%
NET INTEREST INCOME		$6,564,692			$6,901,406
Ratio of interest-earning assets to interest-bearing liabilities			1.20x			1.19x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar	Percentage
INTEREST INCOME:
Interest-earning deposits	$57,361	$21,745	$35,616	163.8%
Investments available-for-sale	284,796	331,379	(46,583)	(14.1)%
Investments held-to-maturity	3,526	—	3,526	100.0%
Other investments	32,721	52,470	(19,749)	(37.6)%
Total interest income on investment securities and interest-earning deposits	378,404	405,594	(27,190)	(6.7)%
Interest on loans	7,611,347	7,732,022	(120,675)	(1.6)%
Total interest income	7,989,751	8,137,616	(147,865)	(1.8)%
INTEREST EXPENSE:
Deposits and customer accounts	277,022	289,145	(12,123)	(4.2)%
Borrowings and other debt obligations	1,148,037	947,065	200,972	21.2%
Total Interest Expense	1,425,059	1,236,210	188,849	15.3%
NET INTEREST INCOME:	$6,564,692	$6,901,406	$(336,714)	(4.9)%

Net interest income decreased $336.7 million for the year ended December 31, 2016 compared to 2015. This overall decrease was primarily due to yield decreases on loans and an increase in interest expense due to higher borrowing levels and associated interest rates in 2016 compared to 2015.

Net Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $27.2 million for the year ended December 31, 2016 compared to 2015. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2016 was $29.3 billion with an average yield of 1.29%, compared to an average balance of $27.5 billion with an average yield of 1.48% for 2015. The decrease in interest income on investment securities and interest-earning deposits for the year ended December 31, 2016 was primarily attributable to a decrease of $66.3 million in interest income on AFS investment securities and other investments, offset by a $35.6 million increase in interest income on short-term deposits compared to 2015.

Interest Income on Loans

Interest income on loans decreased $120.7 million for the year ended December 31, 2016 compared to 2015. The average balance of total loans was $90.3 billion with an average yield of 8.43% for the year ended December 31, 2016, compared to $88.2 billion with an average yield of 8.77% for the year ended December 31, 2015. The increase in the average balance of total loans of $2.1 billion was primarily due to the growth of the RIC and auto loan portfolio. The average balance of RICs and auto loans, which comprised a majority of the increase, was $26.6 billion with an average yield of 18.14% for the year ended December 31, 2016, compared to $24.6 billion with an average yield of 19.66% for 2015.

The decrease in interest income on loans was primarily due to activity in the unsecured loan portfolios, as the Company sold the LendingClub loans in February 2016. Interest income on the personal unsecured loan portfolio decreased $110.3 million for the year ended December 31, 2016. The average balance of the portfolio decreased from $3.3 billion in 2015 to $2.3 billion in 2016.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $12.1 million for the year ended December 31, 2016 compared to 2015. The average balance of total interest-bearing deposits was $52.4 billion with an average cost of 0.53% for the year ended December 31, 2016, compared to an average balance of $52.2 billion with an average cost of 0.55% for 2015. The decrease in interest expense on deposits and customer-related accounts during the year ended December 31, 2016 was primarily due to the decrease in the interest rates paid on deposits during the year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $201.0 million for the year ended December 31, 2016 compared to 2015. This increase was attributable to the increase in interest rates paid for the year ended December 31, 2016. This increase was primarily due to $1.6 billion of new debt issued by SHUSA, and net $1.4 billion of SC on-balance sheet securitization activity from December 31, 2015 to December 31, 2016. The average balance of total borrowings was $47.5 billion with an average cost of 2.42% for the year ended December 31, 2016, compared to an average balance of $45.3 billion with an average cost of 2.09% for 2015.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2016 was $3.0 billion compared to $4.1 billion for the year ended December 31, 2015. This decrease for the year ended December 31, 2016 was primarily related to the buildup of the ALLL coverage ratio throughout 2015, mainly for the RIC and auto loan portfolio. The provision continues to reflect the growth of the RIC and auto loan portfolio.

The following table presents the activity in the ACL for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2015
ALLL, beginning of period	$3,246,145	$1,777,889
Charge-offs:
Commercial	(245,399)	(175,234)
Consumer	(4,720,135)	(4,489,848)
Total charge-offs	(4,965,534)	(4,665,082)
Recoveries:
Commercial	86,312	65,217
Consumer	2,442,921	2,030,177
Total recoveries	2,529,233	2,095,394
Charge-offs, net of recoveries	(2,436,301)	(2,569,688)
Provision for loan and lease losses (1)	3,004,620	4,065,061
Other(2):
Consumer	—	(27,117)
ALLL, end of period	$3,814,464	$3,246,145

Reserve for unfunded lending commitments, beginning of period	$149,021	$134,003
(Release)/provision for unfunded lending commitments (1)	(24,895)	14,682
(Gain)/loss on unfunded lending commitments	(1,708)	336
Reserve for unfunded lending commitments, end of period	122,418	149,021
Total ACL, end of period	$3,936,882	$3,395,166

(1)	The provision for credit losses in the Consolidated Statements of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the first quarter of 2015.

The Company's net charge-offs decreased $133.4 million for the year ended December 31, 2016 compared to 2015.

Consumer charge-offs increased $230.3 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $251.1 million increase in charge-offs within the RIC and auto loan portfolio attributable to portfolio aging and mix shift, lower realized recovery rates, and smaller benefit from bankruptcy sales, partially offset by an $8.4 million decrease in charge-offs within the home equity loan portfolio and a $6.5 million decrease in home mortgage charge-offs. The increase in net charge-offs for the RIC and auto loan portfolio was substantially offset by a smaller build of the ALLL primarily due to higher credit quality originations during 2016 compared to 2015.

Consumer recoveries increased $412.7 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $420.8 million increase in consumer auto loan recoveries.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer loan net charge-offs as a percentage of average consumer loans was 5.2% for the year ended December 31, 2016, compared to 5.7% for the year ended December 31, 2015.

Commercial charge-offs increased $70.2 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $66.6 million increase in Corporate Banking charge-offs.

Commercial recoveries increased $21.1 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $15.6 million increase in Commercial Real Estate recoveries, and a $7.6 million increase in Corporate Banking recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were 0.3% for the year ended December 31, 2016 and 0.2% for the year ended December 31, 2015.

NON-INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar	Percentage
Consumer fees	$499,591	$495,727	$3,864	0.8%
Commercial fees	190,248	216,057	(25,809)	(11.9)%
Mortgage banking income, net	63,790	108,569	(44,779)	(41.2)%
BOLI	57,796	57,913	(117)	(0.2)%
Capital markets revenue	190,647	141,667	48,980	34.6%
Lease income	1,839,307	1,482,850	356,457	24.0%
Miscellaneous income	(132,123)	383,425	(515,548)	(134.5)%
Net gain recognized in earnings	57,503	18,827	38,676	205.4%
Total non-interest income	$2,766,759	$2,905,035	$(138,276)	(4.8)%

Total non-interest income decreased $138.3 million for the year ended December 31, 2016 compared to the year ended 2015. The decrease for the year ended December 31, 2016 was primarily due to decreases in miscellaneous income attributable to the decrease in sale of operating leases and the mark-down of the fair value associated with personal unsecured LHFS, partially offset by increases in lease income.

Consumer Fees

Consumer fees increased $3.9 million for the year ended December 31, 2016 compared to 2015. This increase was primarily due to a $9.7 million increase in insurance and investment activities. This was partially offset by a $5.8 million decrease in loan fee income, which was attributable to the reduction of loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2016.

Commercial Fees

Commercial fees consists of deposit overdraft fees, ATM deposit fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $25.8 million for the year ended December 31, 2016, compared to 2015.

Mortgage Banking Revenue

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar	Percentage
Mortgage and multifamily servicing fees	$42,996	$45,151	$(2,155)	(4.8)%
Net gains on sales of residential mortgage loans and related securities	35,720	49,682	(13,962)	(28.1)%
Net gains on sales of multifamily mortgage loans	6,368	30,261	(23,893)	(79.0)%
Net gains / (losses) on hedging activities	(723)	5,757	(6,480)	(112.6)%
Net (losses) / gains from changes in MSR fair value	3,887	3,948	(61)	(1.5)%
MSR principal reductions	(24,458)	(26,230)	1,772	(6.8)%
Total mortgage banking income, net	$63,790	$108,569	$(44,779)	(41.2)%

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

Mortgage banking revenue decreased $44.8 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily attributable to $23.9 million in lower gains on sales of multifamily mortgage loans, driven by lower provision releases, $14.0 million in lower gains on sales of residential mortgage loans driven by lower residential mortgage sale activity, and $6.5 million lower gains on hedging activity.

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

Mortgage and multifamily servicing fees decreased $2.2 million for the year ended December 31, 2016 compared to 2015. At December 31, 2016 and December 31, 2015, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $621.1 million and $858.2 million, respectively. The decrease in loans serviced for others was primarily due to paydowns received during 2016.

Net gains on sales of residential mortgage loans and related securities decreased $14.0 million for the year ended December 31, 2016 compared to 2015. For the year ended December 31, 2016, the Company sold $2.2 billion of mortgage loans for a gain of $35.7 million, compared to $2.5 billion of loans sold for a gain of $49.7 million for the year ended December 31, 2015.

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

Net gains on sales of multifamily mortgage loans decreased $23.9 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to a $3.0 million release in the FNMA recourse reserve for the year ended December 31, 2016 compared to a $29.9 million release for 2015.

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

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA. This liability represents the amount the Company estimated it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At December 31, 2016 and December 31, 2015, the Company had a liability of $3.8 million and $6.8 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to FNMA under this program.

Net gains/(losses) on hedging activities decreased $6.5 million for the year ended December 31, 2016, compared to 2015. This variance for the year ended December 31, 2016 was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net gains from changes in MSR fair value was $3.9 million for the year ended December 31, 2016, and a net gain of $3.9 million for 2015. The carrying value of the related MSRs at December 31, 2016 and December 31, 2015 was $146.6 million and $147.2 million, respectively. The MSR asset fair value changes for the year ended December 31, 2016 were the result of decreases in interest rates.

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

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $0.1 million, for the year ended December 31, 2016 compared to 2015.

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

Miscellaneous Income

Miscellaneous income decreased $515.5 million for the year ended December 31, 2016 compared to 2015, primarily due to additional lower of cost or market adjustments of $198.0 million on SC's personal unsecured portfolio. SC also earned $167.0 million less on lease and other miscellaneous sales for the year ended December 31, 2016, compared to 2015, primarily due to a lack of bulk loan and lease sales in 2016. Total other income decreased $332.8 million, including a $17.1 million decrease in miscellaneous income, mainly due to lower fair value adjustments on the Company's fair value option ("FVO") loan portfolio. For further discussion please see Note 18 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gain/(losses) recognized in earnings

The Company recognized $57.5 million of gains for the year ended December 31, 2016 in net (losses)/gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the year ended December 31, 2016 was primarily comprised of the sale of U.S. Treasury securities with a book value of $3.2 billion for a gain of $7.0 million, corporate debt securities with a book value of $1.4 billion for a gain of $5.9 million, MBS, including FHLMC residential debt securities and CMOs with a book value of $1.3 billion for a gain of $24.7 million, and state and municipal securities with a book value of $748.0 million for a gain of $19.9 million.

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

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar	Percentage
Compensation and benefits	$1,719,645	$1,598,497	$121,148	7.6%
Occupancy and equipment expenses	618,597	591,569	27,028	4.6%
Technology expense	644,079	601,865	42,214	7.0%
Loan expense	415,267	384,051	31,216	8.1%
Lease expense	1,305,712	1,121,531	184,181	16.4%
Other administrative expenses	418,911	426,887	(7,976)	(1.9)%
Total general and administrative expenses	$5,122,211	$4,724,400	$397,811	8.4%

Total general and administrative expenses increased $397.8 million for the year ended December 31, 2016, compared to 2015. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $121.1 million for the year ended December 31, 2016 compared to 2015. The primary driver of this increase was the Company's headcount, in particular within its consumer finance subsidiary.

•
Occupancy and equipment expenses increased $27.0 million for the year ended December 31, 2016 from 2015. This was primarily due to an increase in depreciation expense for the year ended December 31, 2016 of $30.9 million due to more assets being placed in service. There was a decrease in rental expense, which was almost completely offset by an increase in maintenance and repair expense.

•
Technology services expense increased $42.2 million for the year ended December 31, 2016 compared to 2015. The increase was primarily due to the Company's increased technology services relating to Produban, a Santander subsidiary and an increase in accounting and audit services expenses and outside bank service expense. The increase was offset by a decrease in consulting service fees related to regulatory initiatives, including preparation for meeting the requirements of the IHC which became effective on July 1, 2016.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar	Percentage
Amortization of intangibles	$70,034	$79,921	$(9,887)	(12.4)%
Deposit insurance premiums and other costs	77,976	61,503	16,473	26.8%
Loss on debt extinguishment	114,232	—	114,232	100%
Equity investment expense, net	11,054	8,818	2,236	25.4%
Impairment of goodwill	—	4,507,095	(4,507,095)	(100.0)%
Investment income/expense on qualified affordable housing projects	1,741	155	1,586	1,023.2%
Total other expenses	$275,037	$4,657,492	$(4,382,455)	(94.1)%

Total other expenses decreased $4.4 billion for the year ended December 31, 2016 compared to 2015. The primary factors contributing to this decrease were:

•
Amortization of intangibles decreased $9.9 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily due to the Company's core deposit intangibles and purchased credit card relationships from its acquisitions in 2006 and before becoming fully amortized in the second quarter of 2016.

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

•	There was no impairment of goodwill recorded for the year ended December 31, 2016. The Company recorded an impairment of goodwill in the amount of $4.5 billion in 2015 related its SC reporting unit.

INCOME TAX PROVISION

An income tax provision of $313.7 million was recorded for the year ended December 31, 2016, compared to a benefit of $599.8 million for the year ended December 31, 2015. This resulted in an effective tax rate ("ETR") of 32.9% for the year ended December 31, 2016, compared to 16.4% for the year ended December 31, 2015.

The income tax provision in 2016 included a provision of $36.0 million related to increases in reserves regarding a dispute with the United States for certain financing transactions. The lower income tax provision in 2015 was primarily due to a $996.1 million reduction in the deferred tax liability related to an impairment of goodwill with respect to the Company's investment in SC.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2016 consisted of Consumer and Business Banking, Commercial Banking, Commercial Real Estate ("CRE"), GCB, and SC. For additional information with respect to the Company's reporting segments, see Note 23 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar increase/(decrease)	Percentage
Net interest income	$1,099,097	$865,044	$234,053	27.1%
Total non-interest income	384,177	301,758	82,419	27.3%
Provision for credit losses	56,440	42,629	13,811	32.4%
Total expenses	1,565,151	1,625,814	(60,663)	(3.7)%
Loss before income taxes	(138,317)	(501,641)	363,324	72.4%
Intersegment revenue	2,523	1,207	1,316	109.0%
Total assets	19,828,173	19,997,036	(168,863)	(0.8)%
Consumer and Business Banking reported a loss before income taxes of $138.3 million for the year ended December 31, 2016 compared to losses before income taxes of $501.6 million for the year ended December 31, 2015. Factors contributing to this change were as follows:

•	Net interest income increased $234.1 million for the year ended December 31, 2016 compared to 2015.

•	Total non-interest income increased $82.4 million for the year ended December 31, 2016 compared to 2015.

•	The provision for credit losses increased by $13.8 million for the year ended December 31, 2016 compared to 2015.

•	Total expenses decreased $60.7 million for the year ended December 31, 2016 compared to 2015.

Commercial Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar increase/(decrease)	Percentage
Net interest income	$349,834	$276,407	$73,427	26.6%
Total non-interest income	62,882	53,052	9,830	18.5%
Provision for credit losses	79,891	17,398	62,493	359.2%
Total expenses	210,984	184,365	26,619	14.4%
Income before income taxes	121,841	127,696	(5,855)	(4.6)%
Intersegment revenue	4,127	4,146	(19)	(0.5)%
Total assets	11,962,637	16,581,175	(4,618,538)	(27.9)%

Commercial Banking reported income before income taxes of $121.8 million for the year ended December 31, 2016, compared to income before income taxes of $127.7 million for the year ended December 31, 2015. Factors contributing to this change were as follows:

•
Net interest income increased $73.4 million for the year ended December 31, 2016 compared to 2015. Total average gross loans were $11.9 billion for the year ended December 31, 2016 compared to $10.4 billion in 2015.

•	Total non-interest income increased $9.8 million for the year ended December 31, 2016 compared to 2015.

•	The provision for credit losses increased $62.5 million for the year ended December 31, 2016 compared to 2015, primarily driven by reserves for the energy finance business line.

•	Total expenses increased $26.6 million for the year ended December 31, 2016 compared to 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Real Estate

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar increase/(decrease)	Percentage
Net interest income	$287,387	$272,999	$14,388	5.3%
Total non-interest income	24,264	44,170	(19,906)	(45.1)%
Provision for credit losses	6,025	25,719	(19,694)	(76.6)%
Total expenses	87,941	72,095	15,846	22.0%
Income before income taxes	217,685	219,355	(1,670)	(0.8)%
Intersegment revenue	2,273	2,814	(541)	(19.2)%
Total assets	14,630,450	15,085,971	(455,521)	(3.0)%

CRE reported income before income taxes of $217.7 million for the year ended December 31, 2016 compared to income before income taxes of $219.4 million for the year ended December 31, 2015. Factors contributing to this change were as follows:

•
Net interest income increased $14.4 million for the year ended December 31, 2016 compared to 2015. The average balance of this segment's gross loans increased to $15.2 billion for the year ended December 31, 2016 compared to $14.5 billion in 2015. The average balance of deposits was $843.3 million for the year ended December 31, 2016 compared to $787.5 million for 2015.

•	Total non-interest income decreased $19.9 million for the year ended December 31, 2016 compared to 2015.

•	The provision for credit losses decreased $19.7 million for the year ended December 31, 2016 compared to 2015.

•	Total expenses increased $15.8 million for the year ended December 31, 2016 compared to 2015.

•	Total assets were $14.6 billion as of December 31, 2016 compared to $15.1 billion as of December 31, 2015.

GCB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar increase/(decrease)	Percentage
Net interest income	$237,635	$218,917	$18,718	8.6%
Total non-interest income	82,765	89,208	(6,443)	(7.2)%
Provision for credit losses	7,952	40,881	(32,929)	(80.5)%
Total expenses	118,804	108,718	10,086	9.3%
Income before income taxes	193,644	158,526	35,118	22.2%
Intersegment expense	(9,052)	(9,601)	549	5.7%
Total assets	9,389,271	12,092,986	(2,703,715)	(22.4)%

GCB reported income before income taxes of $193.6 million for the year ended December 31, 2016 compared to income before income taxes of $158.5 million for the year ended December 31, 2015. Factors contributing to this change were as follows:

•
Net interest income increased $18.7 million for the year ended December 31, 2016 compared to 2015. The average balance of this segment's gross loans were $9.3 billion for the year ended December 31, 2016 compared to $9.6 billion for 2015. The average balance of deposits was $2.2 billion for the year ended December 31, 2016 compared to $1.8 billion for 2015.

•	Total non-interest income decreased $6.4 million for the year ended December 31, 2016 compared to 2015.

•	The provision for credit losses decreased $32.9 million for the year ended December 31, 2016 compared to 2015.

•	Total expenses increased $10.1 million for the year ended December 31, 2016 compared to 2015.

•	Total assets were $9.4 billion as of December 31, 2016, compared to $12.1 billion as of December 31, 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar increase/(decrease)	Percentage
Net interest income	$(63,191)	$246,151	$(309,342)	(125.7)%
Total non-interest income	792,457	873,413	(80,956)	(9.3)%
Provision for credit losses	52,490	75,293	(22,803)	(30.3)%
Total expenses	1,152,027	955,719	196,308	20.5%
Income/(loss) before income taxes	(475,251)	88,552	(563,803)	(636.7)%
Intersegment revenue	129	1,434	(1,305)	(91.0)%
Total assets	44,010,655	42,586,543	1,424,112	3.3%

The Other category reported losses before income taxes of $475.3 million for the year ended December 31, 2016, compared to losses before income taxes of $88.6 million for the year ended December 31, 2015. Factors contributing to this change were as follows:

•	Net interest income decreased $309.3 million for the year ended December 31, 2016 compared to 2015.

•	Total non-interest income decreased $81.0 million for the year ended December 31, 2016 compared 2015.

•	The provision for credit losses decreased $22.8 million for the year ended December 31, 2016 compared to 2015.

•	Total expenses increased $196.3 million for the year ended December 31, 2016 compared to 2015.

SC

	Year Ended December 31,		YTD Change
(dollars in thousands)	2016	2015	Dollar increase/(decrease)	Percentage
Net interest income	$4,448,535	$4,614,402	$(165,867)	(3.6)%
Total non-interest income	1,432,634	1,303,643	128,991	9.9%
Provision for credit losses	2,468,199	2,785,871	(317,672)	(11.4)%
Total expenses	2,252,259	1,842,562	409,697	22.2%
Income before income taxes	1,160,711	1,289,612	(128,901)	(10.0)%
Intersegment revenue	—	—	—	0.0%
Total assets	38,539,104	35,567,663	2,971,441	8.4%

SC reported income before income taxes of $1.2 billion for the year ended December 31, 2016 compared to income before income taxes of $1.3 billion for the year ended December 31, 2015. Factors contributing to this change were as follows:

•
Net interest income decreased $165.9 million for the year ended December 31, 2016 compared to 2015. The fluctuation was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2016 due to higher market rates and increased spreads.

•	Total non-interest income increased $129.0 million for the year ended December 31, 2016 compared to 2015

•
The provision for credit losses decreased $317.7 million for the year ended December 31, 2016 compared to 2015. This decrease was primarily attributable to the lower of cost or fair value adjustment that was recorded in 2015 related to the transfer of the personal unsecured loan portfolio to held for sale from held for investment that did not recur in 2016.

•
Total expenses increased $409.7 million for the year ended December 31, 2016 compared to 2015, attributable to growth in the leased vehicle portfolio during the year, which increased leased vehicle expenses. Compensation expense also increased in 2016 compared to 2015, as SC continues to invest in its control and compliance functions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for ALLL and the reserve for unfunded lending commitments, accretion of discounts and subvention on RICs, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, fair value measurements and income taxes as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
ALLL for Originated Loans and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's ALLL and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to several estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan and lease losses takes into consideration the risks in the loan portfolio, past loan and lease loss experience specific loans that have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of NPLs, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and/or could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio represents the largest asset on the Consolidated Balance Sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the ALLL and reserve for unfunded lending commitments in the Consolidated Balance Sheets. A discussion of the factors driving changes in the amount of the ALLL and reserve for unfunded lending commitments for the periods presented is included in the Credit Risk Management section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A").

The ALLL includes: (i) an allocated allowance, which is comprised of allowances established on loans individually evaluated for impairment (specific reserves) and loans collectively evaluated for impairment (general reserves) based on historical loan and lease loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Generally, the Company’s loans held for investment are carried at amortized cost, net of the ALLL. The ALLL includes the estimate of credit losses to be realized during the loss emergence period based on the recorded investment in the loan, including net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

The Company's allocated reserves are principally based on various models subject to the Company's Model Risk Management framework. New models are approved by the Company's Model Risk Management Committee. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its Allowance for Loan and Lease Losses Committee.

The Company's unallocated allowance is no more than 5% of the overall allowance. This is considered to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolio. Imprecisions include loss factors in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLL for Purchased Loans

The Company assesses the collectability of the recorded investment in ICs and personal unsecured loans on a collective basis quarterly and determines the ALLL at levels considered adequate to cover probable credit losses incurred in the portfolio. Purchased loans, including the loans acquired at the Change in Control, were initially recognized at fair value with no allowance. The Company only recognizes an allowance for loan losses on purchased loans through a provision expense when incurred losses in the portfolio exceed the unaccreted purchase discount on the portfolio.

Loans purchased in a bulk purchase or business combination are expected to have greater uncertainty in cash flows, which generally results in larger discounts compared to newly originated loans. Purchase discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces the allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire discount on the purchased portfolio as available to absorb the credit losses in the purchased portfolio when determining the ACL. Except for purchased loan portfolios acquired with evidence of credit deterioration (on which we elected to apply the FVO), this accounting policy is applicable to all loan purchases, including loan portfolio acquisitions or business combinations. Currently, the portfolio acquired in the Change of Control is the only purchased loan portfolio meeting this criterion.

The other considerations utilized by the Company to determine the ALLL for purchased loans are described in the “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” section above.

Accretion of Discounts and Subvention on RICs

LHFI include the RIC portfolio which consists largely of nonprime automobile loans, and which are primarily acquired individually from dealers at a nonrefundable discount from the contractual principal amount. The Company also pays dealer participation on certain receivables. The amortization of discounts, subvention payments from manufacturers, and other origination costs are recognized as adjustments to the yield of the related contracts. The Company applies significant assumptions including prepayment speeds in estimating the accretion rates used to approximate effective yield.

The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield.

Valuation of Automotive Lease Assets and Residuals

The Company has significant investments in vehicles in SC's operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of leased assets.

To account for residual risk, the Company depreciates automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, the Company revises the projected value of the leased vehicle at termination based on current market conditions and other relevant data points, and adjusts depreciation expense appropriately over the remaining term of the lease.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. This could include a decline in the residual value of our lease portfolio due, for example, to an event caused by shocks to oil and gas prices that have a pronounced impact on certain models of vehicles or pervasive manufacturer defects, among other events that could systemically affect the value of a particular brand or model of leased asset, which indicates that an impairment may exist. Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows ("DCF"). No such impairment was recognized in 2017, 2016, or 2015.

The Company's depreciation methodology for operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) SC's remarketing abilities, and (4) automobile manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automobile manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, the Company's depreciation expense would be negatively impacted.

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

As more fully described in Note 23 to the Consolidated Financial Statements, a reporting unit is an operating segment or one level below. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2017, the reporting units with assigned goodwill were Consumer and Business Banking, CRE, Commercial Banking, GCB, and SC.

An entity's quantitative goodwill impairment analysis must be completed unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill, and that no impairment exists. An entity has an unconditional option to bypass the preceding qualitative assessment for any reporting unit in any period and proceed directly to the first step of the goodwill impairment test.

The quantitative analysis requires a comparison of the fair value of each reporting unit to its carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, impairment is measured as the excess of the carrying amount over the fair value. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit, and cannot subsequently be reversed even if the fair value of the reporting unit recovers. The Company utilizes the market approach to determine the fair value of its SC reporting unit, as it is a publicly traded company that has a single reporting unit. Determining the fair value of the remaining reporting units requires significant valuation inputs, assumptions, and estimates.

The Company determines the carrying value of each reporting unit using a risk-based capital approach. Certain of the Company's assets are assigned to a Corporate/Other category. These assets are related to the Company's corporate-only programs, such as BOLI, and are not employed in or related to the operations of a reporting unit or considered in determining the fair value of a reporting unit.

Goodwill impairment testing involves management's judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is performed using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies), the market capitalization approach (share price of the reporting unit and control premium of comparable public companies), and the income approach (the DCF method).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data.

The guideline public company market approach ("market approach") includes earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. In addition, the market capitalization plus control premium approach was applied to the Company's SC reporting unit, as the SC reporting unit is a publicly traded subsidiary whose securities are traded in an active market.

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

Fair Value Measurements

The Company uses fair value measurements to estimate fair value of certain assets and liabilities for both measurement and disclosure purposes. Refer to Note 18 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 18 to the Consolidated Financial Statements to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. Accordingly, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.

The Company has numerous internal controls in place to ensure the appropriateness of fair value measurements, including controls over the inputs into and the outputs from the fair value measurements. Certain valuations are benchmarked to market indices when appropriate and available.

Considerable judgment is used in forming conclusions from observable market data used to estimate the Company's Level 2 fair value measurements and in estimating inputs to the Company's internal valuation models used to estimate Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, recovery rates and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis are as follows: (a) the expectation of future earnings; (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SC, based on the current policies and practices of SC; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carry-forwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies; and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate loans	$9,279,225	11.5%	$10,112,043	11.8%	$9,846,236	11.3%	$9,741,442	11.6%	$10,356,603	17.9%
Commercial and industrial loans	14,438,311	17.9%	18,812,002	21.9%	20,908,107	24.0%	18,453,165	22.1%	14,556,843	25.3%
Multifamily	8,274,435	10.1%	8,683,680	10.1%	9,438,463	10.8%	8,705,890	10.4%	8,237,029	14.3%
Other commercial	7,174,739	8.9%	6,832,403	8.0%	6,257,072	7.2%	5,539,848	6.6%	4,717,342	8.2%
Total Commercial Loans (1)	39,166,710	48.4%	44,440,128	51.8%	46,449,878	53.3%	42,440,345	50.7%	37,867,817	65.7%

Consumer loans secured by real estate:
Residential mortgages	8,846,765	11.0%	7,775,272	9.1%	7,566,301	8.7%	8,190,461	9.8%	11,152,747	19.3%
Home equity loans and lines of credit	5,907,733	7.3%	6,001,192	7.0%	6,151,232	7.1%	6,211,298	7.4%	6,311,694	10.9%
Total consumer loans secured by real estate	14,754,498	18.3%	13,776,464	16.1%	13,717,533	15.8%	14,401,759	17.2%	17,464,441	30.2%

Consumer loans not secured by real estate:
RICs and auto loans - originated	23,081,424	28.6%	22,104,918	25.8%	18,539,588	21.3%	9,935,503	11.9%	81,804	0.1%
RICs and auto loans - purchased	1,834,868	2.3%	3,468,803	4.0%	6,108,210	7.0%	12,449,526	14.8%	—	—%
Total RICs and auto loans	24,916,292	30.9%	25,573,721	29.8%	24,647,798	28.3%	22,385,029	26.7%	81,804	0.1%

Personal unsecured loans	1,285,677	1.6%	1,234,094	1.4%	1,177,998	1.4%	3,205,847	3.8%	985,679	1.7%
Other consumer	617,675	0.8%	795,378	0.9%	1,032,579	1.2%	1,306,562	1.6%	1,321,985	2.3%

Total consumer loans	41,574,142	51.6%	41,379,657	48.2%	40,575,908	46.7%	41,299,197	49.3%	19,853,909	34.3%
Total LHFI	$80,740,852	100.0%	$85,819,785	100.0%	$87,025,786	100.0%	$83,739,542	100.0%	$57,721,726	100.0%

Total LHFI with:
Fixed	$50,653,790	62.7%	$51,752,761	60.3%	$52,283,715	60.1%	$50,237,181	60.0%	$28,632,554	49.6%
Variable	30,087,062	37.3%	34,067,024	39.7%	34,742,071	39.9%	33,502,361	40.0%	29,089,172	50.4%
Total LHFI	$80,740,852	100.0%	$85,819,785	100.0%	$87,025,786	100.0%	$83,739,542	100.0%	$57,721,726	100.0%
(1)As of December 31, 2017, the Company had $241.3 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $5.3 billion, or 11.9%, from December 31, 2016 to December 31, 2017. This decrease was primarily due to a decrease in commercial and industrial loans of $4.4 billion. Additionally, there was a decrease in multifamily loans of $409.2 million as the Company switches its focus from CRE loans. CRE loans decreased $832.8 million.

	At December 31, 2017, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total(1)
CRE loans	$2,274,947	$5,508,376	$1,495,902	$9,279,225
Commercial and industrial loans and other	8,525,068	11,338,691	1,898,469	21,762,228
Multi-family loans	739,179	6,341,184	1,194,072	8,274,435
Total	$11,539,194	$23,188,251	$4,588,443	$39,315,888
Loans with:
Fixed rates	$3,545,579	$11,239,354	$2,267,162	$17,052,095
Variable rates	7,993,615	11,948,897	2,321,281	22,263,793
Total	$11,539,194	$23,188,251	$4,588,443	$39,315,888

(1)	Includes LHFS.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $978.0 million, or 7.1%, from December 31, 2016 to December 31, 2017. This increase was comprised of an increase in the residential mortgage portfolio of $1.1 billion due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $93.5 million.

Consumer Loans Not Secured By Real Estate

The consumer loan portfolio not secured by real estate decreased $783.5 million, or 2.8%, from December 31, 2016 to December 31, 2017. The decrease in the RIC and auto loan portfolio was primarily due to a decrease in the RIC and auto loan portfolio-purchased of $1.6 billion, which was partially offset by a $1.0 billion increase in net new originations. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

As of December 31, 2017, 68.1% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO®") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At December 31, 2017, a typical RIC was originated with an average annual percentage rate of 16.4% and was purchased from the dealer at a discount of 0.7%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of December 31, 2017, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

(dollars in thousands)	December 31, 2017	December 31, 2016
Non-accrual loans:
Commercial:
CRE	$139,236	$179,220
Commercial and industrial loans	230,481	182,368
Multifamily	11,348	8,196
Other commercial	83,468	11,097
Total commercial loans	464,533	380,881

Consumer loans secured by real estate:
Residential mortgages	265,436	287,140
Home equity loans and lines of credit	134,162	120,065
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,816,226	1,045,587
RICs - purchased	256,617	284,486
Total RICs and Auto loans	2,072,843	1,330,073

Personal unsecured loans	2,366	5,201
Other consumer	10,657	12,694
Total consumer loans	2,485,464	1,755,173
Total non-accrual loans	2,949,997	2,136,054

Other real estate owned	130,777	116,705
Repossessed vehicles	210,692	231,746
Other repossessed assets	2,190	3,838
Total other real estate owned ("OREO") and other repossessed assets	343,659	352,289
Total non-performing assets	$3,293,656	$2,488,343

Past due 90 days or more as to interest or principal and accruing interest	$96,461	$93,845
Annualized net loan charge-offs to average loans	3.0%	2.7%
Non-performing assets as a percentage of total assets	2.6%	1.8%
NPLs as a percentage of total loans	3.5%	2.4%
ALLL as a percentage of total NPLs	132.6%	178.6%

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $112.3 million and $120.7 million at December 31, 2017 and December 31, 2016, respectively. Potential problem consumer loans amounted to $4.2 billion at both December 31, 2017 and December 31, 2016. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period to $3.3 billion, or 2.6% of total assets, at December 31, 2017, compared to $2.5 billion, or 1.8% of total assets, at December 31, 2016, primarily attributable to an increase in NPLs in the commercial and industrial and RIC portfolios. The increase in the non-accrual commercial and industrial NPL portfolio was driven by obligors that experienced credit difficulties during the year. The increase in the Other Commercial NPL portfolio was primarily driven by one obligor located in Puerto Rico that experienced business disruptions due to Hurricane Maria.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in RIC non-accrual loans as of December 31, 2017, was the result of the Company classifying $659.8 million of RIC TDR loans that were less than 60 days past due, but for which repayment was not reasonably assured, as non-accrual. Until repayment is reasonably assured, the Company is applying the cost recovery method to this RIC portfolio, which accelerated the reduction of the outstanding RIC balance and correspondingly reduces the required allowance and decreases the allowance for loan losses as a percentage of the NPL ratio. In addition, the purchased RIC ALLL/NPL portfolio decreased primarily due to a $1.6 billion or 47.1% decline in the portfolio as it is in run-off.

General

Non-performing assets consist of NPLs, which represent loans and leases no longer accruing interest, other real estate owned OREO properties, and other repossessed assets. When interest accruals are suspended, accrued but uncollected interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the RIC portfolio, non-performing status will begin when they are greater than 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all accrued but uncollected interest is removed from interest income.

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

Commercial

Commercial NPLs increased $83.7 million from December 31, 2016 to December 31, 2017. Commercial NPLs accounted for 1.2% and 0.9% of Commercial LHFI at December 31, 2017 and December 31, 2016, respectively. The increase in commercial NPLs was comprised of a $120.5 million increase in commercial and industrial NPLs, offset by a $40.0 million decrease in the CRE portfolio.

Consumer Loans Not Secured by Real Estate

RICs and amortizing personal loans are classified as non-performing when they are greater than 60 days past due (i.e., 61 days past due) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. The accrual of interest on revolving personal loans continues until the loan is charged off.

RIC TDRs are placed on non-accrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days. For loans on non-accrual status, interest income is recognized on a cash basis, however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For TDR loans on non-accrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on cost recovery basis, the Company returns to accrual when a sustained period of repayment performance has been achieved. Based on deteriorating TDR vintage performance, beginning January 1, 2017, the Company believes repayment under the revised terms is not reasonably assured for a RIC that is already on non-accrual status (i.e., more than 60 days past due) and has received a modification or deferment that qualifies as a TDR event. In addition, any TDR that subsequently receives a third deferral is placed on non-accrual status. Further, the Company has determined that certain of these loans should also be placed on a cost recovery basis.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPLs in the RIC and auto loan portfolio increased $742.8 million from December 31, 2016 to December 31, 2017. This increase was comprised of a $770.6 million increase in RICs and auto loans-originated offset by a $27.9 million decrease in RICs - purchased. At December 31, 2017, non-performing RICs and auto loans accounted for 8.3% of total RIC and auto LHFI, compared to 5.2% of total RICs and auto loans at December 31, 2016. NPLs in the unsecured and other consumer loan portfolio decreased $4.9 million from December 31, 2016 to December 31, 2017. At December 31, 2017 and December 31, 2016, non-performing personal unsecured and other consumer loans accounted for 0.7% and 0.9% of total unsecured and other consumer loans, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$265,436	$134,162	$287,140	$120,065
Total LHFI	8,846,765	5,907,733	7,775,272	6,001,192
NPLs as a percentage of total LHFI	3.0%	2.3%	3.7%	2.0%
NPLs in foreclosure status	48.8%	52.2%	58.6%	38.4%

The NPL ratio is higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Foreclosure Activity

The percentage of NPLs in foreclosure status decreased from 58.6% at December 31, 2016 to 48.8% at December 31, 2017 for residential mortgages and increased from 38.4% at December 31, 2016 to 52.2% at December 31, 2017 for home equity loans.

The dollar value of residential mortgage NPLs in foreclosure status decreased from $168.2 million at December 31, 2016 to $129.4 million at December 31, 2017.

The value of home equity loans NPLs in foreclosure status increased from $46.2 million at December 31, 2016 to $70.0 million at December 31, 2017. This increase was mainly due to home equity loans on properties in Puerto Rico.

In recent years, select states within the Bank’s footprint have experienced delays in the foreclosure process and therefore, impact NPL volume. Counties in New Jersey have historically displayed significant delays in foreclosure sale timelines and New York has been experiencing similar court delays which impacts foreclosure inventory outflow.

Puerto Rico’s economy remains in an economic and fiscal crisis that has already extended for 11 years. The island’s economy continues experiencing adjustments related to the aftermath of the housing market crisis, the banking industry consolidation in 2010 and multiple rounds of austerity measures implemented in recent years in an attempt to stabilize the public sector fiscal crisis. These circumstances have eroded confidence and prolonged the contraction in economic activity. Refer to the "Economic and Business Environment" section of this MD&A for additional information on the impact of Hurricane Maria on Puerto Rico.

The following table represents the concentration of foreclosures by state and U.S. territory for the Company as a percentage of total foreclosures at December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017	December 31, 2016
Puerto Rico	53.5%	60.0%
New Jersey	13.7%	9.1%
New York	6.4%	10.7%
Pennsylvania	10.9%	4.7%
Massachusetts	5.8%	7.0%
All other states(1)	9.7%	8.5%
(1) States included in this category individually represent less than 10% of total foreclosures.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 97.2% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 52.8% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

Alt-A Loans

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At December 31, 2017 and December 31, 2016, the residential mortgage portfolio included the following Alt-A loans:

(dollars in thousands)	December 31, 2017	December 31, 2016
Alt-A loans	$386,412	$476,229
Alt-A loans as a percentage of the residential mortgage portfolio(1)	4.3%	5.8%
Alt-A loans in NPL status	$33,534	$48,189
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	12.6%	16.8%

(1)	Includes residential mortgage held for sale

The performance of the Alt-A segment has remained poor, averaging an 8.7% NPL ratio in 2017. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.8% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 12.6% at December 31, 2017. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances as a percentage of the residential mortgage portfolio.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes TDRs at the dates indicated:

	Year Ended December 31, 2017
(in thousands)	Commercial	%	Consumer loans secured by real estate	%	RICs and auto loans	%	Other consumer	%	Total TDRs
Performing	$146,808	54.4%	$292,634	70.8%	$5,270,507	88.3%	$114,355	74.7%	$5,824,304
Non-performing	123,266	45.6%	120,458	29.2%	700,461	11.7%	38,683	25.3%	982,868
Total	$270,074	100.0%	$413,092	100.0%	$5,970,968	100.0%	$153,038	100.0%	$6,807,172

% of loan portfolio	0.7%	n/a	2.8%	n/a	22.9%	n/a	5.2%	n/a	31.6%
(1) Includes LHFS

	Year Ended December 31, 2016
(in thousands)	Commercial	%	Consumer loans secured by real estate	%	RICs and auto loans	%	Other consumer	%	Total TDRs
Performing	$214,474	59.2%	$268,777	65.9%	$4,556,770	88.3%	$129,767	74.3%	$5,169,788
Non-performing	148,038	40.8%	139,274	34.1%	604,864	11.7%	44,951	25.7%	937,127
Total	$362,512	100.0%	$408,051	100.0%	$5,161,634	100.0%	$174,718	100.0%	$6,106,915

% of loan portfolio	0.8%	n/a	2.9%	n/a	19.5%	n/a	5.6%	n/a	28.8%
(1) Includes LHFS.

The following table provides a summary of TDR activity:

	Year Ended December 31, 2017		Year Ended December 31, 2016
(in thousands)	RICs and auto loans	All other loans	RICs and auto loans	All other loans(1)
TDRs, beginning of period	$5,161,634	$945,281	$3,866,236	$833,308
New TDRs(1)	4,115,154	246,729	3,483,890	209,605
Charged-Off TDRs	(2,211,027)	(270,218)	(1,599,828)	(27,977)
Sold TDRs	(3,141)	(10,410)	—	(14,686)
Payments on TDRs	(1,091,652)	(75,178)	(588,664)	(54,969)
TDRs, end of period	$5,970,968	$836,204	$5,161,634	$945,281

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

Delinquencies

At December 31, 2017 and December 31, 2016, the Company's delinquencies consisted of the following:

	December 31, 2017					December 31, 2016
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$571,229	$4,225,517	$229,547	$295,138	$5,321,431	$568,517	$4,261,192	$245,588	$257,153	$5,332,450
Total loans(1)	$14,964,668	$26,017,340	$2,965,442	$39,315,888	$83,263,338	$14,239,357	$26,498,469	$3,107,074	$44,561,193	$88,406,093
Delinquencies as a % of Loans	3.8%	16.2%	7.7%	0.8%	6.4%	4.0%	16.1%	7.9%	0.6%	6.0%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $11.0 million, or 0.2%, from December 31, 2016 to December 31, 2017. RICs and auto loan and other consumer loan delinquencies decreased $35.7 million. Delinquencies at December 31, 2016 were primarily a result of a decline in the credit quality of the 2015 vintage RICs, which have a higher percentage of loans with no FICO scores. Due to payments and charge-offs on 2015 vintage RICs during 2017, the 2015 vintage RICs had a lower impact on delinquencies at December 31, 2017 than December 31, 2016. Commercial loan delinquencies increased by $38.0 million from December 31, 2016 to December 31, 2017, primarily related to commercial and industrial loans located in Puerto Rico due to overall economic conditions on the island.

ACL

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$443,796	48.4%	$449,837	51.8%
Consumer loans	3,420,756	51.6%	3,317,604	48.2%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,911,575	100.0%	3,814,464	100.0%
Reserve for unfunded lending commitments	109,111		122,418
Total ACL	$4,020,686		$3,936,882

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The ACL increased $83.8 million from December 31, 2016 to December 31, 2017. The increase in the overall ACL was primarily attributable to the increased amount of TDR's within SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $443.8 million at December 31, 2017 (1.1% of commercial LHFI) and $449.8 million at December 31, 2016 (1.0% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio is, in part, due to a decline in the overall balance of the commercial loan portfolio. During 2016, management recorded additional reserves for loans within the energy sector.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.8% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

For RICs and personal unsecured loans at SC, the Company maintains an ALLL for the Company's held-for-investment portfolio not classified as TDRs at a level estimated to be adequate to absorb credit losses of the recorded investment inherent in the portfolio, based on a holistic assessment, including both quantitative and qualitative considerations. For TDR loans, the allowance is comprised of impairment measured using a DCF model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis.

The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The transition-based Markov model provides data on a granular and disaggregated/segment basis as it utilizes recently observed loan transition rates from various loan statuses to forecast future losses. Transition matrices in the Markov model are categorized on account characteristics such as delinquency status, TDR type (e.g., deferment, modification, etc.), internal credit risk, origination channel, months on book, thin/thick file and time since TDR event. The credit models utilized differ among the Company's RIC and personal loan portfolios. The credit models are adjusted by management through qualitative reserves to incorporate information reflective of the current business environment.

Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

The allowance for consumer loans was $3.4 billion and $3.3 billion at December 31, 2017 and December 31, 2016, respectively. The allowance as a percentage of held-for-investment consumer loans was 8.2% at December 31, 2017 and 8.0% at December 31, 2016. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

Additionally, the Company reserves for certain inherent but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $47.0 million at December 31, 2017 and December 31, 2016.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The reserve for unfunded lending commitments decreased from $122.4 million at December 31, 2016 to $109.1 million at December 31, 2017. During the year ended December 31, 2016, SBNA transferred $6.4 billion of unfunded commitments to extend credit to an unconsolidated related party, which reduced the required reserve for unfunded commitments. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $2.6 billion to $14.4 billion at December 31, 2017, compared to $17.0 billion at December 31, 2016. During the year ended December 31, 2017, the composition of the Company's investment portfolio changed due to a decrease in MBS, U.S. Treasuries and ABS. MBS decreased by $1.1 billion primarily due to investment purchases of $4.5 billion, offset by $5.5 billion of principal paydowns and maturities. U.S. Treasuries decreased by $858.7 million primarily due to investment purchases of $599.0 million, offset by sales and maturities of $1.4 billion. ABS decreased $703.6 million, primarily due to $461.1 million of principal paydowns. For additional information with respect to the Company’s investment securities, see Note 3 to the Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as held-to-maturity securities. Held-to-maturity securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities held-to-maturity were $1.8 billion at December 31, 2017. The Company had 28 investment securities classified as held-to-maturity as of December 31, 2017.

Total trading securities decreased by $1.6 million to $1,000 at December 31, 2017, compared to $1.6 million at December 31, 2016.

Total gross unrealized losses increased by $0.8 million to $234.3 million during the year ended December 31, 2017. Refer to Note 3 to the Consolidated Financial Statements for additional details.

Other investments, which consists primarily of FHLB stock and FRB stock, decreased from $730.8 million at December 31, 2016 to $658.9 million at December 31, 2017, primarily due to the Company redeeming $327.6 million of FHLB stock at par, partially offset by the Company's purchase of $163.0 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the period ended December 31, 2017, the Company did not purchase any FRB stock.

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2017 was approximately 4.48 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2017 was approximately 3.03 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	December 31, 2017	December 31, 2016
Investment securities AFS:
U.S. Treasury securities and government agencies	$7,042,828	$8,163,027
FNMA and FHLMC securities	6,840,696	7,639,823
State and municipal securities	23	30
Other securities (1)	529,636	1,221,345
Total investment securities AFS	14,413,183	17,024,225
Investment securities held-to-maturity:
U.S. government agencies	1,799,808	1,658,644
Total investment securities held-to-maturity (2)	1,799,808	1,658,644
Trading securities	1	1,630
Other investments	658,863	730,831
Total investment portfolio	$16,871,855	$19,415,330

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	Held-to-maturity securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2017:

	December 31, 2017
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,751,476	$3,684,371
FHLMC	3,229,960	3,156,325
Government National Mortgage Association (1)	7,923,255	7,818,654
Total	$14,904,691	$14,659,350

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At December 31, 2017, goodwill totaled $4.4 billion and represented 3.5% of total assets and 18.7% of total stockholder's equity. The following table shows goodwill by reporting units at December 31, 2017:

(in thousands)	Consumer and Business Banking	CRE	Commercial Banking	GCB	SC	Santander BanCorp	Total
Goodwill at December 31, 2017	$1,880,304	$870,411	$542,584	$131,130	$1,019,960	$—	$4,444,389

During the fourth quarter of 2017, the Company determined that the full amount of goodwill attributed to Santander BanCorp of $10.5 million was impaired and, as a result, it was written off, primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effect of Hurricane Maria. There were no other additions or re-allocations of goodwill for the year ended December 31, 2017. There were no additions, re-allocations, or impairments of goodwill for the year ended December 31, 2016.

The Company conducted its annual goodwill impairment tests as of October 1, 2017 using generally accepted valuation methods.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the fourth quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Consumer and Business Banking reporting unit's fair valuation analysis, an equal weighting of the market approach ("market approach") and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected tangible book value ("TBV") of 1.6x was selected based on publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 9.9%, which was most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Consumer and Business Banking reporting unit by 45.2%, indicating the reporting unit was not considered to be impaired or at risk for impairment.

For the CRE reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market-place that were determined to be comparable. The projected TBV of 1.7x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 10.2%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Real Estate reporting unit by 39.7% indicating the Commercial Real Estate reporting unit was not considered to be impaired or at risk for impairment

For the Commercial Banking reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.8x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 10.5%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Banking reporting unit by 63.1%, indicating the Commercial Banking reporting unit was not considered to be impaired or at risk for impairment.

For the GCB reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 35.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.6x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 11.3% which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the GCB reporting unit by 77.5%, indicating that the GCB reporting unit was not considered to be impaired or at risk for impairment.

For the SC reporting unit's fair valuation analysis, the Company used only the market capitalization approach. For the market capitalization approach, SC's stock price from October 1, 2017 of $15.37 was used and a 35.0% control premium was used based on the Company's review of transactions observable in the market-place that were determined to be comparable. The results of the fair value analyses exceeded the carrying value of the SC reporting unit by 34.1%, indicating that the SC reporting unit was not considered to be impaired. Management continues to monitor SC's stock price, along with changes in the financial position and results of operations that would impact the reporting unit's carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2017.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $849.1 million at December 31, 2017, compared to $996.5 million at December 31, 2016. The decrease in total premises and equipment was primarily due to accumulated depreciation which increased $217.1 million from December 31, 2016 to December 31, 2017. The increase in accumulated depreciation was offset by increases in computer software of $81.0 million related to software and license purchases and increased IT services as well as increases in leasehold improvements of $21.3 million.

During the year ended December 31, 2017 the Company sold and leased back ten properties owned by SBNA. The Company received net proceeds of $58.0 million in connection with these sales. The carrying value of the properties sold was $15.3 million. The Company accounted for the transactions as sale-leasebacks, resulting in recognition of $31.2 million in gains on the date of the transactions and deferral of the remaining $11.5 million that will be amortized over the period of the lease terms. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $198.3 million at December 31, 2017 (consisting of a deferred tax asset balance of $771.7 million and a deferred tax liability balance of $970.0 million), compared to a net deferred tax liability balance of $430.5 million at December 31, 2016 (consisting of a deferred tax asset balance of $989.8 million and a deferred tax liability balance of $1.4 billion). The $232.2 million decrease of net deferred liabilities for the year ended December 31, 2017 was primarily due to a decrease in the net deferred tax liability of $427.3 million as a result of the remeasurement of the Company’s deferred tax balances due to the TCJA which was partially offset by an increase in the net deferred tax liability of $195.1 million, primarily related to accelerated depreciation on leasing transactions.

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

In November 2015, the Federal District Court granted the Company’s motions for summary judgment and later ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed and the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court, finding that the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The case has been remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On remand, the parties are awaiting the Court’s decision on motions for summary judgment filed by the Company regarding the remaining issues.

In response to the First Circuit's decision, the Company, at December 31, 2016, used its previously established $230.1 million tax reserve to write off the deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.8 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.8 million to no change.

OTHER ASSETS

Other assets at December 31, 2017 were $3.6 billion compared to $3.8 billion at December 31, 2016. The decrease in other assets was primarily due to a decrease in deferred tax assets of $218.1 million and equity method investments of $60.9 million from December 31, 2016 to December 31, 2017. These decreases were offset by an increase in activity in miscellaneous assets and receivables of $128.8 million.

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

Total deposits and other customer accounts decreased $6.4 billion from December 31, 2016 to December 31, 2017. This decrease was primarily comprised of decreases in CDs of $3.8 billion due to the maturity of wholesale CDs, a product that is currently in run-off. Interest-bearing demand deposits decreased $2.5 billion, which is attributable to the withdrawal of several government and large commercial deposits. The Company continues to focus its effort on attracting and increasing lower-cost deposits.

The cost of deposits was 0.50% and 0.53% for the years ended December 31, 2017 and December 31, 2016, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2017 were $39.0 billion, compared to $43.5 billion at December 31, 2016. Total borrowings decreased $4.5 billion, primarily due to a decrease of $4.0 billion in FHLB advances at the Bank and an overall decrease of $2.9 million in SC debt. This was offset by $2.6 billion of new debt issued by SHUSA. See further detail on borrowings activity in Note 11 to the Consolidated Financial Statements.

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Parent Company & other IHC entities borrowings and other debt obligations
Parent Company senior notes:
Balance	$7,995,462	$4,184,644
Weighted average interest rate at year-end	3.67%	3.35%
Maximum amount outstanding at any month-end during the year	$7,995,462	$5,680,872
Average amount outstanding during the year	$5,965,006	$4,215,926
Weighted average interest rate during the year	3.40%	3.40%
IHC entity subordinated notes:
Balance	$40,842	$40,457
Weighted average interest rate at year-end	2.02%	2.00%
Maximum amount outstanding at any month-end during the year	$40,842	$40,457
Average amount outstanding during the year	$40,650	$40,503
Weighted average interest rate during the year	2.02%	2.00%
Junior subordinated debentures to capital trusts:
Balance	$154,102	$233,871
Weighted average interest rate at year-end	3.14%	4.34%
Maximum amount outstanding at any month-end during the year	$233,902	$233,871
Average amount outstanding during the year	$203,502	$233,845
Weighted average interest rate during the year	4.27%	4.35%
Short-term borrowings:
Balance	$78,669	$279,004
Weighted average interest rate at year-end	1.97%	0.35%
Maximum amount outstanding at any month-end during the year	$78,669	$701,930
Average amount outstanding during the year	$178,836	$490,467
Weighted average interest rate during the year	1.97%	0.35%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Bank borrowings and other debt obligations
REIT preferred:
Balance	$144,167	$156,457
Weighted average interest rate at year-end	13.35%	13.46%
Maximum amount outstanding at any month-end during the year	$156,970	$156,457
Average amount outstanding during the year	$148,808	$155,678
Weighted average interest rate during the year	13.35%	13.46%
Bank senior notes:
Balance	$0	$997,848
Weighted average interest rate at year-end	—%	2.18%
Maximum amount outstanding at any month-end during the year	$998,192	$997,848
Average amount outstanding during the year	$321,905	$996,769
Weighted average interest rate during the year	2.25%	2.12%
Bank subordinated notes:
Balance	$192,018	$498,882
Weighted average interest rate at year-end	8.92%	8.92%
Maximum amount outstanding at any month-end during the year	$499,456	$498,882
Average amount outstanding during the year	$436,043	$498,504
Weighted average interest rate during the year	8.94%	8.92%
Term loans:
Balance	$139,794	$151,515
Weighted average interest rate at year-end	7.47%	7.08%
Maximum amount outstanding at any month-end during the year	$151,616	$161,352
Average amount outstanding during the year	$143,838	$154,412
Weighted average interest rate during the year	6.03%	6.07%
Securities sold under repurchase agreements:
Balance	$150,000	$0
Weighted average interest rate at year-end	1.56%	—%
Maximum amount outstanding at any month-end during the year	$150,000	$0
Average amount outstanding during the year	$35,847	$0
Weighted average interest rate during the year	1.56%	—%
Federal funds purchased:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$100,000
Average amount outstanding during the year	$0	$273
Weighted average interest rate during the year	—%	0.36%
FHLB advances:
Balance	$1,950,000	$5,950,000
Weighted average interest rate at year-end	1.53%	0.85%
Maximum amount outstanding at any month-end during the year	$5,550,000	$13,785,000
Average amount outstanding during the year	$4,222,603	$9,465,970
Weighted average interest rate during the year	1.53%	1.34%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in thousands)	2017	2016
SC borrowings and other debt obligations
Revolving credit facilities:
Balance	$5,598,316	$9,414,817
Weighted average interest rate at year-end	2.73%	2.36%
Maximum amount outstanding at any month-end during the year	$6,449,441	$10,864,269
Average amount outstanding during the year	$5,932,121	$9,920,858
Weighted average interest rate during the year	4.28%	2.36%
Public securitizations:
Balance	$14,995,304	$13,444,543
Weighted average interest rate range at year-end	0.89% - 2.80%	0.89% - 2.46%
Maximum amount outstanding at any month-end during the year	$15,222,575	$14,202,169
Average amount outstanding during the year	$15,091,799	$13,146,712
Weighted average interest rate during the year	2.64%	2.53%
Privately issued amortizing notes:
Balance	$7,564,637	$8,172,407
Weighted average interest rate range at year-end	0.88% - 4.09%	0.88% - 2.86%
Maximum amount outstanding at any month-end during the year	$8,529,281	$8,786,543
Average amount outstanding during the year	$8,238,435	$8,263,205
Weighted average interest rate during the year	2.39%	2.34%

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

(in thousands)	December 31, 2017	December 31, 2016
Accrued interest	$151,060	$130,098
Accrued federal/foreign/state tax credits	144,850	122,843
Deposits payable	117,259	96,596
Expense accruals	651,300	653,938
Payroll/tax benefits payable	379,011	353,790
Accounts payable	113,930	291,768
Miscellaneous payable	1,267,853	1,172,679
Total accrued expenses	$2,825,263	$2,821,712

Accrued expenses increased $3.6 million, or 0.1%, from December 31, 2016 to December 31, 2017. The increase in accrued expenses was primarily due to increases of $95.2 million in miscellaneous payables to customers, broker-dealers and financial institutions, a $25.2 million increase in payroll accruals and a $21.0 million increase in accrued interest expense. This was offset by a $177.8 million decrease in accounts payable and customer money payable accounts at December 31, 2017 compared to December 31, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Liabilities

(in thousands)	December 31, 2017	December 31, 2016
Total derivative activity	$471,780	$348,941
Official checks and money orders in process	134,949	140,607
Deferred gains/credits	69,328	30,096
Reserve for unfunded commitments	109,111	122,417
Nostro credit	1,088	128,524
Miscellaneous liabilities	13,147	40,287
Total other liabilities	$799,403	$810,872

Other liabilities decreased $11.5 million, or 1.4%, from December 31, 2016 to December 31, 2017. The decrease in other liabilities was primarily related to a decrease in Nostro credit, which is a clearing account for securities transactions entered into on behalf of customers of $127.4 million, and was partially offset by an increase in total derivative activity of $122.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 19 to the Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

PREFERRED STOCK

SHUSA Series C Preferred Stock

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors approved cash dividends to preferred stockholders totaling $14.6 million, $15.1 million and $21.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The shares of Series C Preferred Stock are redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the FRB. As of December 31, 2017, no shares of the Series C Preferred Stock had been redeemed.

Santander BanCorp Series B Preferred Stock

In August 2010, Santander BanCorp, a subsidiary of the Company, issued 3.0 million shares of Series B preferred stock, $25 par value, designated as 8.75% noncumulative preferred stock, to an affiliate. The shares of the Series B preferred stock were redeemable in whole or in part for cash on or after September 30, 2015, and semiannually thereafter on each March 31 and September 30 at the option of Santander BanCorp, with the consent of the FDIC and any other applicable regulatory authority. Dividends on the Series B preferred stock were payable when, as and if declared by the Board of Directors of Santander BanCorp.

On January 29, 2016, BSPR redeemed the outstanding $75.0 million of Series B preferred stock. In accordance with the notice of full redemption, each share of preferred stock was redeemed at the redemption price, corresponding to $25 per preference share, plus any unpaid dividends in respect of the most recent dividend period.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through the retention of quarterly earnings and RWA optimization.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2017 and December 31, 2016, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2017 and December 31, 2016, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the year, the Company paid cash dividends of $10.0 million to its common stock shareholder, while no dividends were declared or paid to its common stock shareholder in 2016 or 2015. During the year, the Company also paid cash dividends to preferred shareholders of $14.6 million. The Company paid cash dividends to preferred shareholders of $15.1 million and $21.2 million in 2016 and 2015, respectively.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at December 31, 2017:

	SHUSA

	December 31, 2017	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.38%	6.50%	4.50%
Tier 1 capital ratio	17.84%	8.00%	6.00%
Total capital ratio	19.50%	10.00%	8.00%
Leverage ratio	14.17%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing in basis.

	BANK

	December 31, 2017	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	18.17%	6.50%	4.50%
Tier 1 capital ratio	18.17%	8.00%	6.00%
Total capital ratio	19.36%	10.00%	8.00%
Leverage ratio	13.86%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented under a Basel III phasing in basis.

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
SC has over $6.4 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the year ended December 31, 2017, SC completed on-balance sheet funding transactions totaling approximately $15.0 billion, including:

•	three securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $3.1 billion;

•	issuance of two retained bonds on its SDART platform for $155.0 million;

•	five securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for $5.0 billion;

•	issuance of one retained bond on its DRIVE platform for $339.0 million;

•	four private amortizing lease facilities for $1.6 billion;

•	ten top-ups and two re-levers of private amortizing loan and lease facilities for $3.5 billion; and

•	one lease securitization on our Santander Retail Auto Lease Trust ("SRT") platform for $1.0 billion.

SC also completed $3.0 billion in asset sales, which consisted of $300.0 million of recurring monthly sales with its third-party flow partners and $2.5 billion in sales to Santander and $100.0 million in sales to SBNA.

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

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At December 31, 2017, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of December 31, 2017, the Bank had approximately $20.6 billion in committed liquidity from the FHLB and the FRB. Of this amount, $17.8 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2017 and December 31, 2016, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $18.4 billion and $21.1 billion, respectively. These amounts represented 30.3% and 31.4% of total deposits at December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, the Bank, BSI and BSPR had $1.1 billion, $1.9 billion, and $1.2 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $836.0 million in committed liquidity from the FHLB, all of which was unused as of December 31, 2017, as well as $308.6 million in liquid assets aside from cash unused as of December 31, 2017.

Cash and cash equivalents

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash flows from operating activities	$4,826,346	$5,289,994	$5,082,953
Net cash flows from investing activities	2,620,917	168,432	(16,675,016)
Net cash flows from financing activities	(10,963,155)	(4,869,574)	14,148,948
Cash flows from operating activities

Net cash flow from operating activities was $4.8 billion for the year ended December 31, 2017, which was primarily comprised of net income of $972.8 million, $4.6 billion in proceeds from sales of LHFS, $1.6 billion in depreciation, amortization and accretion, and $2.7 billion of provision for credit losses, partially offset by $4.9 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities was $5.3 billion for the year ended December 31, 2016, which was comprised of net income of $640.8 million, $5.9 billion in proceeds from sales of LHFS, $1.3 billion in depreciation, amortization and accretion, and $3.0 billion of provisions for credit losses, partially offset by $6.2 billion of originations of LHFS, net of repayments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash flow from operating activities was $5.1 billion for the year ended December 31, 2015, which was comprised of $4.1 billion of provisions for credit losses, $4.5 billion of impairment of goodwill, $6.9 billion in proceeds from sales of LHFS, and $1.7 billion in proceeds from sales of trading securities, partially offset by a net loss of $3.1 billion, $1.2 billion of purchases of trading securities, and $7.7 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the year ended December 31, 2017, net cash flow from investing activities was $2.6 billion, primarily due to $2.8 billion in normal loan activity, $8.4 billion of AFS investment securities sales, maturities and prepayments, and $3.1 billion in proceeds from sales and terminations of operating leases, partially offset by $6.2 billion of purchases of investment securities AFS and $6.0 billion in operating lease purchases and originations.

For the year ended December 31, 2016, net cash flow from investing activities was $168.4 million, primarily due to $17.0 billion of AFS investment securities sales, maturities and prepayments, $1.7 billion in proceeds from sales of LHFI, and $2.2 billion in proceeds from sales and terminations of operating leases, partially offset by $12.2 billion of purchases of investment securities AFS, $5.6 billion in operating lease purchases and originations, and $1.8 billion in normal loan activity.

For the year ended December 31, 2015, net cash flow from investing activities was $(16.7) billion, primarily due to $13.6 billion of purchases of investment securities AFS, $9.4 billion in normal loan activity, and $5.8 billion in originations and purchases of operating leases, partially offset by $8.8 billion of investment sales, maturities and prepayments and $2.0 billion in proceeds from the sales and termination of operating leases.

Cash flows from financing activities

For the year ended December 31, 2017, net cash flow from financing activities was $(11.0) billion, which was primarily due to a decrease in net borrowing activity of $4.7 billion and a $6.2 billion decrease in deposits.

Net cash flow from financing activities for the year ended December 31, 2016 was $(4.9) billion, which was primarily due to a decrease in net borrowing activity of $6.4 billion, partially offset by a $1.7 billion increase in deposits.

Net cash flow from financing activities for the year ended December 31, 2015 was $14.1 billion, which was primarily due to an increase in deposits of $3.4 billion and an increase in net borrowing activity of $10.6 billion.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has two credit facilities with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of December 31, 2017 and December 31, 2016, there were outstanding balances on these facilities of $2.0 billion and $3.7 billion, respectively. One of the facilities can be used exclusively for loan financing, and the other for lease financing. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facilities

SC also obtains financing through four investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2017 and December 31, 2016, there were outstanding balances of $744.5 million and $743.3 million, respectively, under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch ("Santander NY"), Santander provides SC with $1.8 billion of long-term committed revolving credit facilities.

The facilities offered through Santander NY are structured as three- and five-year floating rate facilities, with current maturity date of December 31, 2018. These facilities currently permit unsecured borrowing, but generally are collateralized by RICs as well as securitization notes payable and residuals owned by SC. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

The Company also provides SC with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis maturing in March 2019. The Company also provides SC with $3.0 billion in various term loans with maturities ranging from March 2019 to December 2022. These loans eliminate in the consolidation of SHUSA.

In August 2015, under a new agreement with Santander, SC agreed to begin paying Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each month's ending balance. The guarantee fee will be applicable only for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by an executed counter-guaranty agreement. SC recognized guarantee fee expense of $6.0 million and $6.4 million for the years ended December 31, 2017 and 2016, respectively.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC completed 12 securitizations in 2017, and currently has 33 securitizations outstanding in the market with a cumulative ABS balance of approximately $15.3 billion.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Financing

Beginning in March 2017, SC has the option to sell a contractually determined amount of eligible prime loans to Santander, through the Santander Prime Auto Issuing Note securitization platform. As all of the notes and residual interests in the securitization are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Consolidated Balance Sheets.

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

Dividends and Stock Issuances

At December 31, 2017, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

During the year ended December 31, 2017, the Company paid dividends of $10.0 million to its sole shareholder, Santander.

As of December 31, 2017, the Company had 530,391,043 shares of common stock outstanding.

During the year ended December 31, 2017 the Company paid dividends of $14.6 million, on its preferred stock.

During the 2017, SHUSA's subsidiaries had the following dividend activity which eliminated in consolidation:

•	The Bank declared and paid $100.0 million in dividends to SHUSA;

•	BSI declared and paid $35.0 million in dividends to SHUSA; and

•	Services and Promotions, LLC declared and paid $9.0 million in dividends to SHUSA.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
FHLB advances (1)	$1,982,138	$1,427,205	$554,933	$—	$—
Notes payable - revolving facilities	6,498,316	3,428,233	2,570,083	500,000	—
Notes payable - secured structured financings	22,608,549	226,046	6,772,458	11,404,667	4,205,378
Other debt obligations (1) (2)	12,049,532	1,666,767	4,759,528	3,063,536	2,559,701
Junior subordinated debentures due to capital trust entities (1) (2)	151,922	151,710	44	45	123
CDs (1)	5,537,425	2,621,743	1,955,793	952,490	7,399
Non-qualified pension and post-retirement benefits	131,197	13,918	26,123	26,330	64,826
Operating leases(3)	699,869	127,692	210,845	155,121	206,211
Total contractual cash obligations	$49,658,948	$9,663,314	$16,849,807	$16,102,189	$7,043,638

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2017. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $55.4 billion that are due on demand by customers.

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

As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting the personal loan portfolios. On February 1, 2016, SC completed the sale of substantially all LendingClub loans to a third-party buyer at an immaterial premium to par value. On April 14, 2017, SC sold another portfolio comprised of personal installment loans to a third-party buyer.

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in SC's Consolidated Financial Statements. Accordingly, SC has recorded $386.4 million in 2017 in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $1.1 billion at December 31, 2017.

Employment and Other Agreements

On July 2, 2015, the Company announced the departure of Mr. Dundon from his roles as Chairman of SC’s Board and CEO of SC, effective as of the close of business on July 2, 2015. On the date of Mr. Dundon's departure, among other things, he entered into a separation agreement with SC, DDFS LLC (“DDFS”), the Company, Santander Consumer USA Inc. and Santander (as subsequently amended, the “Separation Agreement”).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Separation Agreement provided for certain payments and benefits to Mr. Dundon, as well as the delivery by the Company of an irrevocable notice to exercise the call option with respect to the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by that call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained. On August 31, 2016, Santander exercised its option to assume the Company’s obligation to purchase the shares of SC Common Stock in respect of that call transaction.

On November 15, 2017, the parties to the Separation Agreement entered into a settlement and release that, among other things, altered certain of the economic arrangements in the Separation Agreement. Pursuant to the settlement agreement, (i) the amounts payable by SC to Mr. Dundon were reduced by $50.0 million to $66.1 million and (ii) Santander affirmed its prior commitment to complete the call transaction. The call transaction was consummated at the aggregate price of $941.9 million, representing the aggregate of the previously agreed price per share of SC Common Stock of $26.17, plus accrued interest. The settlement agreement included mutual releases. All transactions contemplated by the settlement agreement, including the call transaction, were completed on November 15, 2017.

Pursuant to the Separation Agreement, concurrently with the completion of the call transaction, $294.5 million of the net proceeds payable to DDFS in that transaction were used to pay off all outstanding principal, interest and fees under a loan agreement between Santander and DDFS.

On November 15, 2017, Santander contributed the 34,598,506 shares of SC Common Stock purchased from DDFS in the call transaction to the Company. As a result, the Company currently owns a total of 245,593,555 shares of SC Common Stock, representing approximately 68% of SC’s outstanding shares.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2017 and December 31, 2016:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2017	December 31, 2016
Down 100 basis points	(3.33)%	(2.14)%
Up 100 basis points	2.88%	2.36%
Up 200 basis points	5.48%	4.36%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2017 and December 31, 2016.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2017	December 31, 2016
Down 100 basis points	(2.55)%	(1.23)%
Up 100 basis points	(0.04)%	(0.76)%
Up 200 basis points	(1.62)%	(2.50)%

As of December 31, 2017, the Company’s MVE profile showed a decrease of 2.55% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.04% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presented selected quarterly consolidated financial data (unaudited):

	THREE MONTHS ENDED
(in thousands)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total interest income	$1,877,196	$1,953,900	$1,999,445	$1,955,593	$1,931,625	$1,970,948	$2,029,409	$2,057,769
Total interest expense	361,564	379,840	357,696	353,029	348,738	349,832	364,522	361,967
Net interest income	1,515,632	1,574,060	1,641,749	1,602,564	1,582,887	1,621,116	1,664,887	1,695,802
Provision for credit losses	658,161	652,120	604,768	735,445	779,585	687,913	613,778	898,449
Net interest income after provision for credit loss	857,471	921,940	1,036,981	867,119	803,302	933,203	1,051,109	797,353
Gain/(loss) on investment securities, net	(18,719)	6,707	9,049	519	(376)	(179)	30,798	27,260
Total fees and other income	696,933	788,772	720,761	725,554	616,948	726,507	688,839	665,908
General and administrative expenses	1,575,140	1,343,545	1,341,636	1,309,838	1,352,618	1,279,340	1,264,872	1,225,381
Other expenses	92,971	43,400	45,408	40,709	64,258	45,970	77,169	76,586
Total expenses	1,668,111	1,386,945	1,387,044	1,350,547	1,416,876	1,325,310	1,342,041	1,301,967
Income/(loss) before income taxes	(132,426)	330,474	379,747	242,645	2,998	334,221	428,705	188,554
Income tax provision/(benefit)	(416,702)	93,448	91,983	78,937	(26,977)	108,576	153,256	78,860
Net income before noncontrolling interest	284,276	237,026	287,764	163,708	29,975	225,645	275,449	109,694
Less: Net income attributable to NCI	181,160	75,195	104,724	50,628	20,460	77,672	108,472	71,275
Net income attributable to SHUSA	$103,116	$161,831	$183,040	$113,080	$9,515	$147,973	$166,977	$38,419

Operating Lease Cash Flow Classification

As discussed further in Note 1 to the Consolidated Financial Statements, beginning June 30, 2014 through September 30, 2017, cash flows from the sale of automobiles returned to the Company at the end of a lease term were incorrectly recorded in the Consolidated Statement of Cash Flows.

The interim period impacts of this error were overstatement of cash flows from investing activities (Proceeds from the sale and termination of operating leases) and understatement of cash flows from operating activities (Depreciation, amortization and accretion) in the amounts of $383.5 million, $288.0 million, $149.9 million, $129.8 million, $86.6 million, and $37.4 million for the year-to-date periods ended September 30, 2017, June 30, 2017, March 31, 2017, September 30, 2016, June 30, 2016, and March 31, 2016, respectively. There was no net impact to cash provided by financing activities, net change in cash and cash equivalents, or total cash and cash equivalents. There was no impact to the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Other Comprehensive Income, or Condensed Consolidated Statements of Equity for any period as a result of the error. Management has evaluated the errors and determined they are immaterial to previously issued financial statements. In future filings, the Company will correct the statement of cash flows disclosures for the comparative prior periods when presented.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2017 of $284.3 million, compared to a net income of $237.0 million for the third quarter of 2017 and net income of $30.0 million for the fourth quarter of 2016. The increase in net income between the third and fourth quarters of 2017 was primarily related to a tax benefit recorded in the fourth quarter as a result of re-measuring our net deferred tax liabilities due to the federal rate reduction. The increase in net income between the fourth quarter of 2017 and the fourth quarter of 2016 is primarily the result of a decrease in the provision for credit losses and a tax benefit recorded in the fourth quarter 2017.

During the fourth quarter of 2017, the Company had a net loss on investment securities of $18.7 million, compared to a net gain of $6.7 million during the third quarter of 2017 and a net loss of $0.4 million during the fourth quarter of 2016. The net loss on investment securities for the fourth quarter of 2017 was primarily due to losses incurred on the sale of CMOs.

The provision for credit losses was $658.2 million during the fourth quarter of 2017, compared to $652.1 million during the third quarter of 2017 and $779.6 million during the fourth quarter of 2016. The increase in the provision for credit losses from the third quarter of 2017 to the fourth quarter of 2017 was primarily to replenish the allowance for charge-offs incurred during the fourth quarter, as the ALLL remained consistent quarter over quarter. The decrease in the provision from the fourth quarter of 2016 to the fourth quarter of 2017 was primarily due to a decrease in the outstanding loan portfolio.

Total fees and other income during the fourth quarter of 2017 were $696.9 million, compared to $788.8 million for the third quarter of 2017 and $616.9 million for the fourth quarter of 2016. The decrease from the third quarter of 2017 to the fourth quarter of 2017 was primarily due to subsequent markdowns to the fair value of the personal unsecured LHFS portfolio during the fourth quarter of 2017.

General and administrative expenses for the fourth quarter of 2017 were $1.6 billion, compared to $1.3 billion for the third quarter of 2017 and $1.4 billion for the fourth quarter of 2016. The increase in the fourth quarter of 2017 compared to the third quarter of 2017 and the fourth quarter of 2016, was primarily due to an increase in legal expenses and compensation and benefits expenses in the fourth quarter of 2017 compared to the third quarter of 2017 and the fourth quarter of 2016. In addition, there was an increase in lease expenses from the continued growth in the Company's lease portfolio over the year.

Other expenses for the fourth quarter of 2017 were $93.0 million, compared to $43.4 million for the third quarter of 2017 and $64.3 million for the fourth quarter of 2016. The increase in other expenses in the fourth quarter of 2017 compared to the third quarter of 2017 relates to a loss on debt extinguishment, an impairment on long-lived assets and an impairment of goodwill recorded in the fourth quarter 2017. The increase from the fourth quarter of 2016 to the fourth quarter of 2017 was primarily related to the impairments on long-lived assets and goodwill recorded in the fourth quarter of 2017.

Income tax benefit for the fourth quarter of 2017 was $416.7 million, compared to an income tax provision of $93.4 million in the third quarter of 2017 and an income tax benefit of $27.0 million in the fourth quarter of 2016. The variance between the income tax provision for the third quarter of 2017 and the fourth quarter of 2017 and the variance between the fourth quarter of 2017 and the fourth quarter of 2016 is primarily due to a reduction in our income tax provision as a result of remeasuring our net deferred tax liabilities due to the federal rate reduction.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 7, MD&A — "Asset and Liability Management" above.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the "Company") as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company’s control environment, as well as material weaknesses related to the control environment, risk assessment, control activities and monitoring at the Company’s consolidated subsidiary Santander Consumer USA Holdings Inc. (“SC”); development, approval, and monitoring of models used to estimate the credit loss allowance at SC; and identification, governance, and monitoring of models used to estimate accretion at SC. In addition, a material weakness existed as of that date related to the Company’s management review of its statement of cash flows and footnotes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on these consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 19, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income/(loss), stockholder’s equity, and cash flows of Santander Holdings USA, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Santander Holdings USA, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2016 the Company recognized a change in reporting entity due to a merger of entities under common control and the 2015 consolidated financial statements reflect retrospective application for the change in reporting entity. As discussed in Note 24 to the consolidated financial statements, the accompanying 2015 consolidated financial statements have been restated to correct misstatements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
April 14, 2016 (December 7, 2016 as to the effects of the restatement discussed in Note 24 and March 20, 2017 as to the effects of a change in reporting entity for a merger of entities under common control discussed in Note 1, a change in reportable segments, and the retrospective adoption of ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Cash and cash equivalents	$6,519,967	$10,035,859
Investment securities:
Available-for-sale ("AFS") at fair value	14,413,183	17,024,225
Trading securities	1	1,630
Held-to-maturity (fair value of $1,773,938 and $1,635,413 as of December 31, 2017 and December 31, 2016, respectively)	1,799,808	1,658,644
Other investments	658,863	730,831
Loans held-for-investment ("LHFI")(1) (5)	80,740,852	85,819,785
Allowance for loan and lease losses ("ALLL") (5)	(3,911,575)	(3,814,464)
Net LHFI	76,829,277	82,005,321
Loans held-for-sale ("LHFS") (2)	2,522,486	2,586,308
Premises and equipment, net (3)	849,061	996,498
Operating lease assets, net (5)(6)	10,474,308	9,689,231
Goodwill	4,444,389	4,454,925
Intangible assets, net	535,753	597,244
Bank-owned life insurance ("BOLI")	1,795,700	1,767,101
Restricted cash (5)	3,818,807	3,016,948
Other assets (4) (5)	3,632,427	3,795,525
TOTAL ASSETS	$128,294,030	$138,360,290
LIABILITIES
Accrued expenses and payables	$2,825,263	$2,821,712
Deposits and other customer accounts	60,831,103	67,240,690
Borrowings and other debt obligations (5)	39,003,313	43,524,445
Advance payments by borrowers for taxes and insurance	159,321	163,498
Deferred tax liabilities, net	969,996	1,420,315
Other liabilities (5)	799,403	810,872
TOTAL LIABILITIES	104,588,399	115,981,532
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both December 31, 2017 and December 31, 2016)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2017 and December 31, 2016)	17,723,010	16,599,497
Accumulated other comprehensive loss	(198,431)	(193,208)
Retained earnings	3,462,674	3,020,149
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,182,698	19,621,883
Noncontrolling interest ("NCI")	2,522,933	2,756,875
TOTAL STOCKHOLDER'S EQUITY	23,705,631	22,378,758
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$128,294,030	$138,360,290

(1) LHFI includes $186.5 million and $217.2 million of loans recorded at fair value at December 31, 2017 and December 31, 2016, respectively.
(2) Includes $197.7 million and $453.3 million of loans recorded at the fair value option ("FVO") at December 31, 2017 and December 31, 2016.
(3) Net of accumulated depreciation of $1.4 billion and $1.2 billion at December 31, 2017 and December 31, 2016, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $146.0 million and $146.6 million at December 31, 2017 and December 31, 2016, respectively, for which the Company has elected the FVO. See Note 9 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 7 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.4 billion and $2.8 billion at December 31, 2017 and December 31, 2016, respectively.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
INTEREST INCOME:
Loans	$7,287,400	$7,611,347	$7,732,022
Interest-earning deposits	86,205	57,361	21,745
Investment securities:
AFS	352,601	284,796	331,379
Held-to-maturity	38,609	3,526	—
Other investments	21,319	32,721	52,470
TOTAL INTEREST INCOME	7,786,134	7,989,751	8,137,616
INTEREST EXPENSE:
Deposits and other customer accounts	241,044	277,022	289,145
Borrowings and other debt obligations	1,211,085	1,148,037	947,065
TOTAL INTEREST EXPENSE	1,452,129	1,425,059	1,236,210
NET INTEREST INCOME	6,334,005	6,564,692	6,901,406
Provision for credit losses	2,650,494	2,979,725	4,079,743
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,683,511	3,584,967	2,821,663
NON-INTEREST INCOME:
Consumer and Commercial fees	616,438	689,839	711,784
Mortgage banking income, net	56,659	63,790	108,569
BOLI	66,784	57,796	57,913
Capital market revenue	195,906	190,647	141,667
Lease income	2,017,775	1,839,307	1,482,850
Miscellaneous (loss)/income, net(1)	(21,542)	(132,123)	383,425
TOTAL FEES AND OTHER INCOME	2,932,020	2,709,256	2,886,208
Other-than-temporary impairment ("OTTI") recognized in earnings	—	(44)	(1,092)
Net (losses)/gains on sale of investment securities	(2,444)	57,547	19,919
Net (losses)/gains recognized in earnings	(2,444)	57,503	18,827
TOTAL NON-INTEREST INCOME	2,929,576	2,766,759	2,905,035
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	1,895,326	1,719,645	1,598,497
Occupancy and equipment expenses	669,113	618,597	591,569
Technology, outside service, and marketing expense	581,164	644,079	601,865
Loan expense	386,468	415,267	384,051
Lease expense	1,553,096	1,305,712	1,121,531
Other administrative expenses	484,992	418,911	426,887
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,570,159	5,122,211	4,724,400
OTHER EXPENSES:
Amortization of intangibles	61,491	70,034	79,921
Deposit insurance premiums and other expenses	70,661	77,976	61,503
Loss on debt extinguishment	30,349	114,232	—
Other miscellaneous expenses	33,911	12,795	8,973
Impairment of goodwill	10,536	—	4,507,095
Impairment of long lived assets	15,540	—	—
TOTAL OTHER EXPENSES	222,488	275,037	4,657,492
INCOME/(LOSS) BEFORE INCOME TAX PROVISION	820,440	954,478	(3,655,194)
Income tax (benefit) / provision	(152,334)	313,715	(599,758)
NET INCOME / (LOSS) INCLUDING NCI	972,774	640,763	(3,055,436)
LESS: NET INCOME / (LOSS) ATTRIBUTABLE TO NCI	411,707	277,879	(1,653,719)
NET INCOME /(LOSS) ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$561,067	$362,884	$(1,401,717)
1- Includes impact of $386.4 million, $424.1 million, and $243.0 million in 2017, 2016, and 2015 of lower of cost or market adjustments on a portion of the Company's loans held for sale portfolio.
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
NET INCOME /(LOSS) INCLUDING NCI	$972,774	$640,763	$(3,055,436)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1)	337	9,856	(2,321)
Net unrealized losses on available-for-sale investment securities, net of tax	(9,744)	(34,812)	(44,102)
Pension and post-retirement actuarial gains, net of tax	4,184	2,278	4,160
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(5,223)	(22,678)	(42,263)
COMPREHENSIVE INCOME / (LOSS)	967,551	618,085	(3,097,699)
NET INCOME / (LOSS) ATTRIBUTABLE TO NCI	411,707	277,879	(1,653,719)
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$555,844	$340,206	$(1,443,980)

(1) Excludes $6.0 million and $10.8 million of other comprehensive income attributable to NCI for the year ended December 31, 2017 and 2016, respectively. There was no material other comprehensive income attributable to NCI for 2015.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015 (in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2015	530,391	$270,445	$16,629,878	$(128,267)	$4,095,258	$4,052,395	$24,919,709
Comprehensive loss attributable to SHUSA	—	—	—	(42,263)	(1,401,717)	—	(1,443,980)
Net loss attributable to NCI	—	—	—	—	—	(1,653,719)	(1,653,719)
Impact of Santander Consumer USA Holdings Inc. ("SC") stock option activity	—	—	(67)	—	—	46,294	46,227
Issuance of common stock	—	—	(14)	—	14	—	—
Stock issued in connection with employees benefit and incentive compensation plans	—	—	25	—	—	—	25
Dividends paid on preferred stock	—	—	—	—	(21,162)	—	(21,162)
Balance, December 31, 2015	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive (loss)/income attributable to SHUSA	—	—	—	(22,678)	362,884	—	340,206
Other comprehensive income attributable to NCI	—	—	—	—	—	10,807	10,807
Net income attributable to NCI	—	—	—	—	—	277,879	277,879
Impact of SC stock option activity	—	—	69	—	—	23,219	23,288
Redemption of preferred stock		(75,000)	—	—	—	—	(75,000)
Capital distribution to shareholder	—	—	(30,789)	—	—	—	(30,789)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	395	—	—	—	395
Dividends paid on preferred stock	—	—	—	—	(15,128)	—	(15,128)
Balance, December 31, 2016	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	(26,457)	—	14,763	37,401	25,707
Comprehensive income attributable to SHUSA	—	—	—	(5,223)	561,067	—	555,844
Other comprehensive income attributable to NCI	—	—	—	—	—	6,048	6,048
Net income attributable to NCI	—	—	—	—	—	411,707	411,707
Impact of SC stock option activity	—		—			22,116	22,116
Contribution of Santander Financial Services, Inc. (“SFS”) from shareholder	—		430,783		(108,705)		322,078
Net contribution from shareholder (Note 12)	—		11,747				11,747
Contribution of incremental SC shares from shareholder (Note 12)	—		707,589			(707,589)	—
Stock issued in connection with employee benefit and incentive compensation plans	—		(149)			850	701
Dividends paid on common stock	—				(10,000)		(10,000)
Dividends paid to NCI	—					(4,475)	(4,475)
Dividends paid on preferred stock	—				(14,600)		(14,600)
Balance, December 31, 2017	530,391	$195,445	$17,723,010	$(198,431)	$3,462,674	$2,522,933	$23,705,631
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$972,774	$640,763	$(3,055,436)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	10,536	—	4,507,095
Provision for credit losses	2,650,494	2,979,725	4,079,743
Deferred tax (benefit)/expense	(191,908)	213,949	(830,619)
Depreciation, amortization and accretion(2)	1,606,862	1,272,415	518,207
Net loss on sale of loans	373,532	455,330	77,219
Net loss/(gain) on sale of investment securities	2,444	(57,547)	(18,827)
Gain on residential loan securitizations	—	—	(21,570)
Net gain on sale of operating leases	(401)	(473)	(22,636)
OTTI recognized in earnings	—	44	1,092
Loss on debt extinguishment	30,349	114,232	—
Net (gain)/loss on real estate owned and premises and equipment	(9,567)	10,644	(5,250)
Stock-based compensation	4,674	17,677	(7,261)
Equity loss on equity method investments	28,323	11,054	8,818
Originations of LHFS, net of repayments	(4,920,570)	(6,215,770)	(7,699,805)
Purchases of LHFS	(4,280)	(4,730)	(5,906)
Proceeds from sales of LHFS	4,601,777	5,883,608	6,876,079
Purchases of trading securities	(3,015)	(629,947)	(1,219,268)
Proceeds from sales of trading securities	18,347	657,494	1,683,719
Net change in:
Revolving personal loans	(329,168)	(317,506)	(107,947)
Other assets and BOLI (1)	(162,006)	117,256	439,766
Other liabilities (1)	147,149	141,776	(114,260)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,826,346	5,289,994	5,082,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	3,216,595	6,755,299	2,809,779
Proceeds from prepayments and maturities of AFS investment securities	5,231,910	10,209,477	5,994,381
Purchases of AFS investment securities	(6,248,059)	(12,205,062)	(13,551,027)
Proceeds from prepayments and maturities of held to maturity investment securities	200,085	11,784	—
Purchases of held to maturity investment securities	(352,786)	(1,671,285)	—
Proceeds from sales of other investments	327,029	492,761	325,594
Proceeds from maturities of other investments	560	45	170
Purchases of other investments	(217,007)	(172,292)	(506,476)
Net change in restricted cash	(696,092)	(390,902)	(287,516)
Proceeds from sales of LHFI	1,227,052	1,737,780	2,710,078
Proceeds from the sales of equity method investments	25,145	—	14,988
Distributions from equity method investments	10,522	4,819	11,881
Contributions to equity method and other investments	(87,267)	(42,798)	(101,018)
Purchases of LHFI	(723,793)	(278,810)	(1,978,145)
Net change in loans other than purchases and sales	2,797,347	(1,843,299)	(9,448,772)
Purchases and originations of operating leases	(6,036,193)	(5,642,120)	(5,769,802)
Proceeds from the sale and termination of operating leases(2)	3,119,264	2,163,497	2,020,686
Manufacturer incentives	878,219	1,205,911	1,192,235
Proceeds from sales of real estate owned and premises and equipment	112,497	67,702	96,349
Purchases of premises and equipment	(164,111)	(234,075)	(314,401)
Confirming receivable	—	—	106,000
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	2,620,917	168,432	(16,675,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(6,218,010)	1,657,262	3,435,426
Net change in short-term borrowings	(50,331)	(522,927)	(5,209,395)
Net proceeds from long-term borrowings	43,325,311	46,598,213	51,840,502
Repayments of long-term borrowings	(44,009,525)	(44,563,102)	(45,669,188)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	1,000,000	5,850,000	16,350,000
Repayments of FHLB advances (with terms greater than 3 months)	(5,000,000)	(13,799,232)	(6,670,000)
Net change in advance payments by borrowers for taxes and insurance	(4,177)	(7,639)	4,993
Cash dividends paid to preferred stockholders	(14,600)	(15,128)	(21,162)
Dividends paid on common stock	(10,000)	—	—
Dividends paid to noncontrolling interest	(4,475)	—	—
Proceeds from the issuance of common stock	13,652	7,979	87,772
Capital contribution from shareholder	9,000	—	—
Redemption of preferred stock	—	(75,000)	—
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(10,963,155)	(4,869,574)	14,148,948

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,515,892)	588,852	2,556,885
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,035,859	9,447,007	6,890,122
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,519,967	$10,035,859	$9,447,007

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$3,954	$(146,132)	$(168,529)
Interest paid	1,442,484	1,439,126	1,270,060

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	44,650	83,364	108,767
Loans transferred from held-for-investment to ("HFS") held-for-sale, net	202,760	143,825	2,886,766
Unsettled purchases of investment securities	—	230,052	697,057
Unsettled sales of investment securities	39,783	—	—
Residential loan securitizations	18,214	26,736	421,455
Contribution of SFS from shareholder (3)	322,078	—	—
Capital distribution to shareholder	—	30,789	—
Contribution of incremental SC shares from shareholder	707,589	—	—

(1) December 31, 2016 cash flow activity has been updated for the deferred tax classification correction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.
(2) December 31, 2016 cash flow activity has been updated for the operating lease cash flow classification correction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.
(3) The contribution of SFS to SHUSA was accounted for as a non-cash transaction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

See accompanying notes to Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or "the Company") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge Act corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 19 for additional details.

As of December 31, 2017, SC was owned approximately 68.1% by SHUSA and 31.9% by other shareholders. During 2017, SHUSA increased its ownership in SC; refer to additional details in Note 21. Common shares of SC ("SC Common Stock") are listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

The enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve System (the "Federal Reserve") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. As these entities were solely owned and controlled by Santander prior to July 1, 2016, in accordance with ASC 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at the historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. The contribution of SFS to the Company transferred approximately $679 million of assets, which were primarily comprised of cash and cash equivalents and LHFS, approximately $357 million of liabilities and approximately $322 million of equity to the Company. Moreover, the Company is in the process of dissolving the business assets.

SFS is an entity under common control of Santander; however, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company has determined that it will report the results of SFS on a prospective basis beginning July 1, 2017 rather than, as required by generally accepted accounting principles ("GAAP"), retrospectively restate its financial statements for the contribution of SFS. As a result, SHUSA's net income is understated for the year ended December 31, 2017 by $3.3 million and overstated for the year ended December 31, 2016 by $13.5 million. The Company’s net loss for the year ended December 31, 2015 is understated by $99.9 million. SFS incurred a goodwill impairment charge of $98.3 million during the year ended December 31, 2015. In addition, a contribution to stockholder's equity of $322 million was recorded on July 1, 2017. These amounts are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

Basis of Presentation

These Consolidated Financial Statements include the assets, liabilities, revenues and expenses accounts of the Company and its consolidated subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared by the Company pursuant to Securities and Exchange Commission ("SEC") regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Corrections to Previously Reported Amounts

We have made certain corrections to previously disclosed amounts to correct for errors related to the classification of deferred taxes in the Balance Sheet and the classification of cash flows from the sale of automobiles returned to the Company at the end of a lease term.

Deferred Tax Classification

Net deferred tax assets and net deferred tax liabilities of entities filing separate U.S. Federal tax returns were improperly offset in the Company’s Consolidated Balance Sheet. As a result, the Company understated Deferred Tax Assets, Total Assets, Deferred Tax Liabilities and Total Liabilities by $981.7 million, $989.8 million, $791.2 million, $756.1 million, and $743.0 million for the periods ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

The Company has determined that the impact of the misclassification of deferred tax balances in the Consolidated Balance Sheets for the periods ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016 and the corresponding impact of an overstatement of previously disclosed capital ratios ranging from 8 bps to 17 bps are immaterial for all periods.

There was no significant impact to the Company’s Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, Consolidated Statements of Equity, or Consolidated Statements of Cash Flows for any period.

The Company has corrected the balances described above as of December 31, 2016 in its Consolidated Balance Sheets included herein. In future filings, the Company will correct the deferred tax classification balances and capital ratio disclosures for the periods described above when presented.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Operating Lease Cash Flow Classification

Beginning June 30, 2014 through September 30, 2017, cash flows from the sale of automobiles returned to the Company at the end of a lease term were incorrectly recorded in the Consolidated Statements of Cash Flows, resulting in an overstatement of cash flows from investing activities (Proceeds from the sale and termination of operating leases) and an understatement of cash flows from operating activities (Depreciation, amortization and accretion) in the amount of $188.3 million for the year ended December 31, 2016. There was no net impact to cash provided by financing activities. The misclassfication errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure. There was no impact to the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, or Consolidated Statements of Equity for any period as a result of the Consolidated Statement of Cash Flows error. Management has evaluated the errors and determined they are immaterial to previously issued financial statements. The Company has corrected the balance described above for the year ended December 31, 2016 in its Consolidated Statements of Cash Flows included herein. In future filings, the Company will correct the Consolidated Statement of Cash Flows disclosures for the comparative periods when presented.

Recently Adopted Accounting Standards

Since January 1, 2017, the Company adopted the following Financial Accounting Standards Board ("FASB") ASUs:

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718). This new guidance simplifies certain aspects related to income taxes, the SCF, and forfeitures when accounting for share-based payment transactions. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in accumulated paid-in capital pools, and instead requires companies to record all excess tax benefits and deficiencies at settlement, vesting or expiration in the income statement as provision for income taxes. At adoption of ASU 2016-09 on January 1, 2017, the cumulative effect of previously unrecognized excess tax benefits totaled $27.1 million net of tax, and was recognized through an increase of $14.8 million to beginning retained earnings and $37.4 million to NCI, offset by a decrease of $26.5 million to common stock and paid-in capital. The Company recorded excess tax deficiency, net of tax, of $796 thousand in the provision for income taxes rather than as a decrease to additional paid-in capital for the year ended December 31, 2017, on a prospective basis. All excess tax benefits along with other income tax cash flows will now be classified as an operating activity rather than financing activities in the SCF on a prospective basis. In addition, the Company voluntarily changed its accounting policy on forfeitures from previously recognizing forfeitures based on estimating the number of awards expected to be forfeited to electing to recognize forfeiture of awards as they occur to simplify the accounting for forfeitures.

•
In January 2017, the FASB also issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. It removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. The guidance provides that a goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The same one-step impairment test is applied to goodwill at all reporting units. The Company early adopted this ASU on the date of its annual impairment test, October 1, 2017. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

The adoption of the following ASUs did not have an impact on the Company's financial position or results of operations.

•	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

•	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.

•	ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting.

•	ASU 2016-17, Consolidation (Topic 810), Interest Held Through Related Parties That Are Under Common Control.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In accordance with the applicable accounting guidance for consolidations, the Consolidated Financial Statements include any VOEs in which the Company has a controlling financial interest and any VIEs for which the Company is deemed to be the primary beneficiary. The Company consolidates its VIEs if the Company has (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. Interests in VIEs and VOEs can include equity interests in corporations, partnerships and similar legal entities, subordinated debt, securitizations, derivatives contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

Upon the occurrence of certain significant events, as required by the VIE model, the Company reassesses whether a legal entity in which the Company is involved is a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company uses the equity method to account for unconsolidated investments in VOEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in VOEs or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in Other assets on the Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in Other miscellaneous expenses within the Consolidated Statements of Operations.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, and records the identifiable assets, liabilities and any NCI of the acquired business at their acquisition date fair values. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any changes in the estimated acquisition date fair values of the net assets recorded prior to the finalization of a more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. Any subsequent changes to any purchase price allocations that are material to the Company’s Consolidated Financial Statements will be adjusted retrospectively. All acquisition related costs are expensed as incurred.

The results of operations of the acquired companies are recorded in the Consolidated Statements of Operations from the date of acquisition. The application of business combination principles including the determination of the fair value of the net assets acquired, requires the use of significant estimates and assumptions. Please see the related discussion under the caption "Goodwill and Intangible Assets" below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to fair value measurements, the ALLL and reserve for unfunded lending commitments, accretion of discounts and subvention on RICs, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company primarily earns interest and non-interest income from various sources, including:

•	Lending.

•	Investment securities.

•	Customer deposit and loan fees.

•	BOLI.

•	Loan sales and servicing.

•	Leases.

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

Income from finance leases is recognized as part of interest income over the term of the lease using the constant effective yield method, while income arising from operating leases is recognized as part of other non-interest income over the term of the lease on a straight-line basis.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have original maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of December 31, 2017, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Consolidated Balance Sheet as of December 31, 2017 as restricted cash. Excess cash flows generated by securitization trusts ("Trusts") are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

Investment Securities and Other Investments

Investment securities are classified as either AFS, held to maturity ("HTM"), trading, or other investments. Management determines the appropriate classification at the time of purchase.

Securities expected to be held for an indefinite period of time are classified as AFS and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

Debt securities purchased which the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (“OCI”) and in the carrying value of the HTM securities. Such amounts are amortized over the remaining lives of the securities. There were no transfers from AFS to HTM during the year ended December 31, 2017 or 2016.

The Company conducts a comprehensive security-level impairment assessment quarterly on all securities with a fair value that is less than their amortized cost basis to determine whether the loss represents other-than-temporary impairment (“OTTI”). The quarterly OTTI assessment takes into consideration whether (i) the Company has the intent to sell or, (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and the non-credit component is recorded within accumulated other comprehensive income.

Realized gains and losses on sales of investment securities are recognized on the trade date and included in earnings within Net gain on sale of investment securities, which is a component of non-interest income. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank ("FRB"). Although FHLB and FRB stock are equity interests in the FHLB and FRB, respectively, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 3 to the Consolidated Financial Statements for detail on the Company's investments.

LHFI

LHFI include commercial and consumer loans (including RICs) originated by the Company as well as loans acquired by the Company which the Company intends to hold for the foreseeable future or until maturity. RICs consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. RICs also include receivables originated through a direct lending program and loan portfolios purchased from other lenders.

Originated LHFI

Originated LHFI are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's originated LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over estimated lives as adjustments to interest income utilizing the interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. Our estimated weighted average prepayment rates ranged from 6.1% to 10.4% at December 31, 2017 and 6.0% to 10.5% at December 31, 2016.

The Company’s LHFI, including RICs and personal unsecured loans originated by SC since the change in control of SC in the first quarter of 2014 (the "Change in Control"), are carried at amortized cost, net of the ALLL. When a RIC is originated, certain cost basis adjustments (the net discounts) to the principal balance of the loan are recognized in accordance with the accounting guidance for loan origination fees and costs in ASC 310-20. These cost basis adjustments generally include the following:

•	Origination costs.

•
Dealer discounts - dealer discounts to the principal balance of the loan generally occur in circumstances in which the contractual interest rate on the loan is not sufficient to compensate for the credit risk of the borrower.

•	Participation - participation fees, or premiums, paid to the dealer as a form of profit-sharing, rewarding the dealer for originating loans that perform.

•	Subvention - payments received from the vehicle manufacturer as compensation (yield enhancement) for the cost of below-market interest rates offered to consumers.

Originated loans are initially recorded at the proceeds paid to fund the loan. Any discount at origination for loans is considered by the Company to reflect yield enhancements and is accreted to income using the effective interest method.

When loans held for investment ("HFI") are re-designated as LHFS, any specific and allocated allowance for credit losses ("ACL") is charged-off to reduce the basis of the loans to the extent the estimated fair value is lower than the loan's recorded investment.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Purchased LHFI

Purchased loans are loans acquired in a bulk purchase or business combination. RICs acquired directly from a dealer are considered to be originated loans, not purchased loans. The Company has accounted for its January 2014 consolidation of SC as a business combination. The RIC and personal unsecured loans purchased in the Change in Control were initially recognized at fair value, and no ALLL was recognized at the Change in Control date pursuant to business combination accounting. The purchased portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SC’s performing RICs and personal unsecured loans that were HFI were recorded by the Company at a discount.

Subsequent to the Change in Control, the purchase discounts on the retail installment loans are accreted over the remaining expected lives of the loans to their par values using the retrospective effective interest method, which considers the impact of estimated prepayments that is updated on a quarterly basis. The purchase discount on personal unsecured loans (given their revolving nature) are amortized on a straight-line basis in accordance with ASC 310-20.

The Company irrevocably elected to account for RICs acquired with evidence of credit deterioration at the Change in Control date at fair value in accordance with ASC 825. Accordingly, the Company does not recognize interest income for these RICs and recognizes the fair value adjustments on these loans as part of other non-interest income in the Company’s Consolidated Statements of Operations. For certain of the RICs which the Company has elected to account for at fair value but are not considered non-accrual, the Company separately recognizes interest income from the total fair value adjustment. No ALLL is recognized for loans that the Company has elected to account for at fair value.

ALLL for Originated Loans and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments are maintained at levels that management considers adequate to provide for losses on the recorded investment of the loan portfolio, based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

The ALLL includes the estimate of credit losses that management expects will be realized during the loss emergence period, including the amount of net discounts that is included in the loans' recorded investment at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

For non-troubled debt restructuring ("TDR") RICs and personal unsecured loans, the Company estimates the ALLL at a level considered adequate to cover probable credit losses in the recorded investment of the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan and lease losses.

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

Provisions for credit losses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover probable credit losses incurred in the Company’s HFI loan portfolios. The Company uses the incurred loss approach in providing an ACL on the recorded investment of its existing loans. This approach requires that loan loss provisions are recognized and the corresponding allowance recorded when, based on all available information, it is probable that a credit loss has been incurred. The estimate for credit losses for loans that are individually evaluated for impairment is generally determined through an analysis of the present value of the loan’s expected future cash flows, except for those that are deemed to be collateral dependent.  For those loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. In addition, when establishing the collective ACL for originated loans, the Company’s estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off. Although the ACL is established on a collective basis, actual charge-offs are recorded on a loan-by-loan basis when losses are confirmed or when established delinquency thresholds have been met. Additional discussions related to the Company’s charge-off and credit loss provision policies are provided in the “Charge-offs of Uncollectible Loans” and “Allowance for Loan and Lease Losses for Originated Loans and Reserve for Unfunded Lending Commitments” sections below. The Company applies different accounting policies to the treatment of discounts in the ACL specific to loans purchased in a bulk purchase or a business combination versus originated loans. See the “Allowance for Loan and Lease Losses for Purchased Loans” section below.

When a loan in any portfolio or class has been determined to be impaired (e.g., TDRs and non-accrual commercial loans in excess of $1 million) as of the balance sheet date, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate. However, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. A specific reserve is established as a component of ACL for these impaired loans. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, the Company recalculates the impairment and appropriately adjusts the specific reserve. This is also the case if there was a significant change in the initial estimate for impaired loans that are measured based on a loan's observable market price or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. Some impaired loans have risk characteristics similar to other impaired loans and may be aggregated for the measurement of impairment. For those impaired loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. When the Company determines that the present value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

ALLL for Purchased Loans

The Company assesses the collectability of the recorded investment in RICs and personal unsecured loans on a collective basis quarterly and determines the ALLL at levels considered adequate to cover probable credit losses incurred in the portfolio. Purchased loans, including the loans acquired at the Change in Control, were initially recognized at fair value with no allowance. The Company only recognizes an allowance for loan losses on purchased loans through a provision expense when incurred losses in the portfolio exceed the unaccreted purchase discount on the portfolio.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Loans purchased in a bulk purchase or business combination are expected to have greater uncertainty in cash flows, which generally results in larger discounts compared to newly originated loans. Purchase discounts on purchased loans are accreted over the remaining expected lives of the loans using the retrospective effective interest method. The unamortized portion of the purchase discount is a reduction to the loans’ recorded investment and therefore reduces allowance requirements. Because the loans purchased in a bulk purchase or in a business combination are initially recognized at fair value with no allowance, the Company considers the entire discount on the purchased portfolio as available to absorb the credit losses in the purchased portfolio when determining the ACL. Except for purchased loan portfolios acquired with evidence of credit deterioration (on which we elected to apply the FVO), this accounting policy is applicable to all loan purchases, including loan portfolio acquisitions or business combinations. Currently, the portfolio acquired in the Change of Control is the only purchased loan portfolio meeting this criteria.

Interest Recognition and Non-accrual loans

Interest from loans is accrued when earned in accordance with the terms of the loan agreement. The accrual of interest is discontinued and accrued but uncollected interest is reversed once a loan is placed in non-accrual status. A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. The Company generally places commercial loans and consumer loans on non-accrual status when they become 90 days or more past due. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they return to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Please refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status. Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged-off.

For RICs, the accrual of interest is discontinued and accrued but uncollected interest is reversed once a RIC becomes more than 60 days past due, and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The servicing practices for RICs originated after January 1, 2017 changed such that there is an increase in the minimum payment requirements. For reporting of past due loans, a payment of 90% or more of the amount due is considered to meet the contractual requirements. While this change does impact the measurement of customer delinquencies, we concluded that it does not have a significant impact on the amount or timing of the recognition of credit losses and allowance for loan losses. For certain RICs originated prior to January 1, 2017, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. For RICs originated after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of through which origination channel the receivable was originated. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time. For non-TDR RICs, payments generally are applied to fees first, then interest, then principal, regardless of a contract's accrual status.

Charge-off of Uncollectible Loans

Any loan may be charged-off if a loss confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy (unsecured), foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment. The Company generally charges off commercial loans when it is determined that the specific loan or a portion thereof is uncollectible. This determination is based on facts and circumstances of the individual loans and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform and the overall financial condition of the borrower. Partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan and lease loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company generally charges off consumer loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due, and other loans (closed-end) are charged-off when they become 120 days past due. Auto loans are charged-off to the estimated net recovery value in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession to estimated net recovery value when the automobile is repossessed and legally available for disposition. Loans receiving a bankruptcy notice or in which fraud is discovered are written down to the collateral value less costs to sell within 60 days of such notice or discovery. Revolving personal unsecured loans are charged off when they become 180 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. Charge-offs are not required when it can be clearly demonstrated that repayment will occur regardless of delinquency status. Factors that would demonstrate repayment include a loan that is secured by collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

RICs are charged off against the allowance in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge off represents the difference between the estimated net sales proceeds and the Company's recorded investment in the related contract. Accounts in repossession that have been charged off and are pending liquidation are removed from RIC status and the related repossessed automobiles are included in Other assets in the Company's Consolidated Balance Sheets.

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

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions and interest rate reductions. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for an upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note and the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

Consumer Loan TDRs

The majority of the Company's TDR balance is comprised of RICs and auto loans. The terms of the modifications for the RIC and auto loan portfolio generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.

In accordance with our policies and guidelines, the Company at times offers extensions (deferrals) to consumers on our RICs under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two payments. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of months extended for the life of the loan for all automobile RICs is eight, while some marine and recreational vehicle ("RV") contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. The Company considers all individually acquired RICs that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice, as TDRs.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

RIC TDRs are placed on non-accrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For TDR loans on nonaccrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on a cost recovery basis, the Company returns them to accrual when a sustained period of repayment performance has been achieved. Based on deteriorating TDR vintage performance, beginning January 1, 2017, the Company believes repayment under the revised terms is not reasonably assured for a RIC that is already on nonaccrual (i.e., more than 60 days past due) and has received a modification or deferment that qualifies as a TDR event. In addition, any TDR that subsequently receives another deferral is placed on non-accrual status. Further, the Company has determined that certain of these loans should also be placed on a cost recovery basis.

At the time a deferral is granted on a RIC, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account.

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

Consumer TDRs in the residential mortgage and home equity portfolios are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is implemented. The TDR classification will remain on the loan until it is paid in full or liquidated. In addition to those identified as TDRs above, accounting guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. These loans are written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to ALLL

The ALLL is established to recognize losses in funded loans intended to be HFI that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores.

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate or fair value of collateral. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.

RIC TDRs that subsequently default continue to have impairment measured based on the difference between the recorded investment of the RIC and the present value of expected cash flows. For the Company's other consumer TDR portfolios, impairment on subsequently defaulted loans is generally measured based on the fair value of the collateral, if applicable, less its estimated cost to sell.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

The Company considers all of its loans TDRs and all of its non-accrual commercial loans in excess of $1 million to be impaired as of the balance sheet date. The Company may perform an impairment analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company considers all individually acquired RICs that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice, as TDRs.

The Company measures impairment on impaired loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral, less the costs to sell, if the loan is a collateral-dependent loan. Some impaired loans share common risk characteristics. Such loans are collectively assessed for impairment and the Company utilizes historical loan loss experience information as part of its evaluation. When the Company determines that the present value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

Additional discussions related to the Company’s loan and lease loss provisions is included in the “ALLL Losses and Reserve for Unfunded Lending Commitments” section above.

LHFS

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for most of its residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Mortgage banking income, net. For residential mortgages for which the FVO is selected, direct loan origination costs and fees are recorded in Mortgage banking income, net at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in Mortgage banking income, net.

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the lower of cost or fair value. When loans are transferred from HFI, if the recorded investment of the loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market through a charge-off to the ALLL. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through miscellaneous income, net as lower of cost or market adjustments.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Leased vehicles under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges and presented as Operating lease assets, net in the Company’s Consolidated Balance Sheets. Leased assets acquired in a business combination such as the Change in Control are initially recorded at their estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

Lease payments due from customers are recorded as income within Lease income in the Company’s Consolidated Statements of Operations, unless and until a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Payments from the vehicle’s manufacturer under its subvention programs are recorded as reductions to the cost of the vehicle and are recognized as an adjustment to depreciation expense on a straight-line basis over the contractual term of the lease.

The Company periodically evaluates its investment in operating leases for impairment if circumstances such as a systemic and material decline in used vehicle values occurs. This would include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices that have a pronounced impact on certain models of vehicles, pervasive manufacturer defects, or other events that could systemically affect the value of a particular brand or model of leased asset, which indicates that impairment may exist.

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2017, 2016, or 2015.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 50 years
Leasehold improvements(1)	10 to 30 years
Software(2)	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years
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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records its equity ownership share of net income or loss of the investee in "Other miscellaneous expenses." The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Other miscellaneous expenses." Distributions received from the income of an investee on cost method investments are included in "Other miscellaneous expenses." Investments accounted for under the equity method or cost method of accounting above are included in the caption "Other Assets" on the Consolidated Balance Sheets.

See Note 7 to the Consolidated Financial Statements for a related discussion of the Company's equity investments in Trusts and entities.

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

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis at October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below.

An entity's goodwill impairment quantitative analysis is required to be completed unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill, in which case no further analysis is required. An entity has an unconditional option to bypass the preceding qualitative assessment (often referred to as step 0) for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test.

The quantitative test includes a comparison of the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as the excess of carrying value over fair value.

A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers.

The Company's intangible assets consist of assets purchased or acquired through business combinations, including trade names and dealer networks. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

MSRs

The Company has elected to measure most of its residential MSRs at fair value to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices. Those MSRs not accounted for at fair value are accounted for at amortized cost, less impairment.

As a benchmark for the reasonableness of the residential MSRs' fair value, opinions of value from independent third parties ("Brokers") are obtained. Brokers provide a range of values based upon their own DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside the Brokers' ranges, management will assess whether a valuation adjustment is warranted. Residential MSRs value is considered to represent a reasonable estimate of fair value.

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

OREO and Other Repossessed Assets

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

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity, and credit risk. Derivative financial instruments are also used to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with commercial banking customers to facilitate their risk management activities.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk such as interest rate risk are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The Company formally documents the relationships of qualifying hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

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

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as an asset or liability, with a corresponding charge or credit for the effective portion of the change in the fair value of the derivative, net of tax, recorded in accumulated OCI within stockholder's equity in the accompanying Consolidated Balance Sheets. Amounts are reclassified from accumulated other comprehensive income to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated OCI and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statements of Operations. Derivatives are classified in the Consolidated Balance Sheets as "Other assets" or "Other liabilities," as applicable. See Note 14 to the Consolidated Financial Statements for further discussion.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. On December 22, 2017, H.R.1, known as the Tax Cuts and Jobs Act (the "TCJA") was enacted. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. As a result of the TCJA's enactment, the effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

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

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S., its states and municipalities, and abroad. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available. Interest and penalties on income tax payments are included within Income tax provision on the Consolidated Statements of Operations.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Sales of RICs and Leases

The Company, through SC, transfers RICs into newly formed Trusts which then issue one or more classes of notes payable backed by the RICs. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities ("SPEs") and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interests are treated as sales of the associated RICs. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to our creditors or our other subsidiaries.

The Company also sells RICs and leases to VIEs or directly to third parties, which the Company may determine meet sale accounting treatment in accordance with applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. The transferred financial assets are removed from the Company's Consolidated Balance Sheets at the time the sale is completed. The Company generally remains the servicer of the financial assets and receives servicing fees. The Company also recognizes a gain or loss for the difference between the fair value, as measured based on sales proceeds plus (or minus) the value of any servicing asset (or liability) retained and the carrying value of the assets sold.

See further discussion on the Company's securitizations in Note 7 to these Consolidated Financial Statements.

Stock-Based Compensation

The Company, through Santander, sponsors stock plans under which incentive and non-qualified stock options and non-vested stock may be granted periodically to certain employees. The Company recognizes compensation expense related to stock options and non-vested stock awards based upon the fair value of the awards on the date of the grant, which is charged to earnings over the requisite service period (i.e., the vesting period). The impact of the forfeiture of awards is recognized as forfeitures occur. Amounts in the Consolidated Statements of Operations associated with the Company's stock compensation plan were negligible in all years presented.

The Company assumed stock-based arrangements in connection with the Change in Control. The Company was required to recognize stock option awards that were outstanding as of the Change in Control date at fair value. The portion of the fair value measurement of the share-based payments that is attributable to pre-business combination service is recognized as NCI and the portion relating to any remaining post-business combination service is recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination financial statements.

Guarantees

Certain off-balance sheet financial instruments of the Company meet the definition of a guarantee that require the Company to perform and make future payments in the event specified triggering events or conditions were to occur over the term of the guarantee. In accordance with the applicable accounting rules, it is the Company’s accounting policy to recognize a liability at inception associated with such a guarantee at the greater of the fair value of the guarantee or the Company's estimate of the contingent liability arising from the guarantee. Subsequent to initial recognition, the liability is adjusted based on the passage of time to perform under the guarantee and the changes to the probabilities of occurrence related to the specified triggering events or conditions that would require the Company to perform on the guarantee.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2017 through the issuance of these Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2017 other than the transactions disclosed in Note 4, Note 11, and Note 21 of these Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU, as amended, requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principles of revenue recognition under ASC 606. The amended standard will be effective for the Company for the first annual period beginning after December 15, 2017. It should be applied retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.

Because the ASU does not apply to revenue associated with leases and financial instruments (including loans, securities, and derivatives), it will not have a material impact on the elements of the Company's Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains and losses). For revenues in scope of the new standard, SHUSA evaluated contracts for potential accounting changes, such as timing differences and gross versus net reporting of revenues and expenses related to certain arrangements, such as securities underwriting and debit/credit card interchange. Several changes to gross versus net reporting will result in an immaterial impact to the Company’s Consolidated Financial Statements. The Company adopted this ASU in the first quarter of 2018 using a modified retrospective approach resulting in an immaterial cumulative-effect adjustment to opening retained earnings. The most significant impact of adoption will be expanded disclosures relating to disaggregation of in-scope revenue, which will be included in our first quarter 2018 Form 10-Q.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended. This new guidance amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the fair value option and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Company adopted this standard in the first quarter of 2018, and it did not have a material impact on the Company's financial position or results of operations.

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

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of this new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company’s ACL, which will depend upon the nature and characteristics of the Company's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company currently does not intend to early adopt this new guidance.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new guidance amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line in which the earnings effect of the hedged item is reported. The new guidance is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted this standard in the first quarter of 2018.  It did not have a material impact on the opening balance of retained earnings for the cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness.

On January 18, 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for public companies for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this standard.

In addition to those described in detail above, the Company is in the process of evaluating the following ASUs, and does not expect them to have a material impact on the Company's financial position, results of operations, or disclosures:

ASU’s Effective in Q1 2018:

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

•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

ASU’s Effective in Q1 2019:

•
ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force)

•	ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

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

Investment Securities Summary - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities AFS at the dates indicated:

	December 31, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,006,219	$—	$(8,107)	$998,112	$1,857,357	$1,826	$(2,326)	$1,856,857
Corporate debt securities	11,639	21	—	11,660	—	—	—	—
Asset-backed securities (“ABS”)	501,575	6,901	(1,314)	507,162	1,196,702	16,410	(2,388)	1,210,724
Equity securities	11,428	—	(614)	10,814	11,716	—	(565)	11,151
State and municipal securities	23	—	—	23	30	—	—	30
Mortgage-backed securities (“MBS”):
GNMA - Residential	4,745,998	3,531	(62,524)	4,687,005	5,424,412	3,253	(64,537)	5,363,128
GNMA - Commercial	1,377,449	179	(19,917)	1,357,711	948,696	1,998	(8,196)	942,498
FHLMC and FNMA - Residential	6,958,433	1,093	(141,393)	6,818,133	7,765,003	6,712	(154,858)	7,616,857
FHLMC and FNMA - Commercial	23,003	—	(440)	22,563	23,636	—	(670)	22,966
Non-agency securities	—	—	—	—	14	—	—	14
Total investment securities AFS	$14,635,767	$11,725	$(234,309)	$14,413,183	$17,227,566	$30,199	$(233,540)	$17,024,225

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities held-to-maturity at the dates indicated:

	December 31, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,447,669	$722	$(26,150)	$1,422,241	$1,658,644	$2,195	$(25,426)	$1,635,413
GNMA - Commercial	352,139	325	(767)	351,697	—	—	—	—
Total investment securities HTM	$1,799,808	$1,047	$(26,917)	$1,773,938	$1,658,644	$2,195	$(25,426)	$1,635,413

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of December 31, 2017 and December 31, 2016, the Company had investment securities AFS with an estimated fair value of $5.9 billion and $7.2 billion, respectively, pledged as collateral, which was comprised of the following: $3.0 billion and $3.2 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.3 billion and $3.0 billion, respectively, were pledged to secure public fund deposits; $243.8 million and $109.7 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $0.0 million and $622.0 million, respectively, were pledged to deposits with clearing organizations; and $387.9 million and $271.2 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At December 31, 2017 and December 31, 2016, the Company had $47.0 million and $44.8 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets.

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities AFS at December 31, 2017 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
U.S Treasury securities	$154,712	$843,400	$—	$—	$998,112	1.42%
Corporate debt securities	11,647	—	13	—	11,660	2.99%
ABS	—	350,229	27,688	129,245	507,162	2.90%
State and municipal securities	—	23	—	—	23	7.39%
MBS:
GNMA - Residential	—	3,685	117	4,683,203	4,687,005	2.07%
GNMA - Commercial	—	—	—	1,357,711	1,357,711	2.43%
FHLMC and FNMA - Residential	—	11,022	142,067	6,665,044	6,818,133	2.25%
FHLMC and FNMA - Commercial	—	7,696	12,201	2,666	22,563	2.54%
Total fair value	$166,359	$1,216,055	$182,086	$12,837,869	$14,402,369	2.17%
Weighted Average Yield	1.21%	1.99%	1.83%	2.21%	2.17%
Total amortized cost	$166,398	$1,217,343	$183,930	$13,056,668	$14,624,339

(1)	The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.

(2)	Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate.

Contractual maturities of the Company’s debt securities HTM at December 31, 2017 were as follows:

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield
MBS:
GNMA - Residential	$—	$—	$—	$1,422,241	$1,422,241	2.34%
GNMA - Commercial	—	—	—	351,697	351,697	2.22%
Total fair value	$—	$—	$—	$1,773,938	$1,773,938	2.31%
Weighted Average Yield	—%	—%	—%	2.31%	2.31%
Total amortized cost	$—	$—	$—	$1,799,808	$1,799,808

(1)	The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.

Gross Unrealized Loss and Fair Value of Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of December 31, 2017 and December 31, 2016 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2017				December 31, 2016
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$998,112	$(8,107)	$—	$—	$1,016,654	$(2,326)	$—	$—
ABS	8,013	(125)	103,559	(1,189)	76,552	(1,021)	111,758	(1,367)
Equity securities	335	(2)	10,398	(612)	770	(16)	9,800	(549)
MBS:
GNMA - Residential	1,236,716	(8,600)	2,583,955	(53,924)	3,831,354	(46,846)	1,027,609	(17,691)
GNMA - Commercial	1,022,452	(11,492)	251,209	(8,425)	532,334	(4,451)	98,918	(3,745)
FHLMC and FNMA - Residential	3,429,678	(32,899)	3,017,533	(108,494)	4,740,824	(58,514)	1,981,886	(96,344)
FHLMC and FNMA - Commercial	6,948	(103)	15,614	(337)	22,504	(659)	462	(11)
Total investment securities AFS	$6,702,254	$(61,328)	$5,982,268	$(172,981)	$10,220,992	$(113,833)	$3,230,433	$(119,707)

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the aggregate amount of unrealized losses as of December 31, 2017 and December 31, 2016 on securities in the Company’s held-to-maturity investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2017				December 31, 2016
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$434,322	$(6,419)	$739,612	(19,731)	$1,311,390	$(25,426)	$—	$—
GNMA - Commercial	118,951	(767)	—	—	—	—	—	—
Total investment securities HTM	$553,273	$(7,186)	$739,612	$(19,731)	$1,311,390	$(25,426)	$—	$—

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average Fair Isaac Corporation ("FICO") scores and weighted average LTV ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company recorded OTTI related to its investment securities of $44 thousand and $1.1 million for the years ended December 31, 2016 and 2015, respectively. There was no OTTI recorded for the year ended December 31, 2017.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which were comprised of 626 individual securities at December 31, 2017) are temporary in nature since (1) they reflect the increase in interest rates which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities, may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Proceeds from the sales of AFS securities	$3,256,378	$6,755,299	$2,809,779

Gross realized gains	$21,745	$60,367	$24,183
Gross realized losses	(19,943)	(2,559)	(5,692)
OTTI	—	(44)	(1,092)
Net realized gains (1)	$1,802	$57,764	$17,399

(1)	Excludes the net realized gains/(losses) related to trading securities.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

NOTE 3. INVESTMENT SECURITIES (continued)

Trading Securities

The Company held $1 thousand of trading securities as of December 31, 2017, compared to $1.6 million held at December 31, 2016. Gains and losses on trading securities are recorded within Net (losses)/gains on sale of investment securities on the Company's Consolidated Statements of Operations.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $516.7 million and $680.5 million as of December 31, 2017 and December 31, 2016, respectively. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2017, the Company purchased $163.0 million of FHLB stock at par and redeemed $327.6 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the year ended December 31, 2017, the Company did not purchase any FRB stock. Other investments also include $88.2 million and $50.4 million of low-income housing tax credit ("LIHTC") investments as of December 31, 2017 and December 31, 2016, respectively. Other investments also includes $54.0 million and $0.0 million of time deposits with a maturity of greater than 90 days held at a non-affiliate financial institution as of December 31, 2017 and December 31, 2016, respectively.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any, cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $50.8 billion at December 31, 2017 and $53.5 billion at December 31, 2016.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2017 was $2.5 billion, compared to $2.6 billion at December 31, 2016. LHFS in the residential mortgage portfolio are either reported at fair value or at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 18 to the Consolidated Financial Statements. During the third quarter of 2015, the Company determined that it no longer intended to hold certain personal lending assets at SC for investment. The Company adjusted the ACL associated with SC's personal loan portfolio through the provision for credit losses to value the portfolio at the lower of cost or market. Upon transferring the loans to LHFS at fair value, the adjusted ACL was released as a charge-off. Loan originations and purchases under SC’s personal lending platform during 2016 and 2017 have been classified as held for sale and subsequent adjustments to lower of cost or market are recorded through Miscellaneous Income (Expense), net on the Consolidated Statements of Operations. As of December 31, 2017 and 2016, the carrying value of the personal unsecured held-for-sale portfolio was $1.1 billion.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2017 and 2016, accrued interest receivable on the Company's loans was $515.9 million and $554.5 million, respectively.

On February 16, 2018, an agreement was executed to sell substantially all of SBNA’s warehouse facilities with a balance of $830 million at December 31, 2017 for a price contingent upon total consented commitments.  These facilities are included in the commercial and industrial loans segment reported under LHFI.  This transaction is expected to close within the first quarter of 2018.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases held-for-investment by portfolio and by rate type:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$9,279,225	11.5%	$10,112,043	11.8%
Commercial and industrial loans	14,438,311	17.9%	18,812,002	21.9%
Multifamily loans	8,274,435	10.1%	8,683,680	10.1%
Other commercial(2)	7,174,739	8.9%	6,832,403	8.0%
Total commercial LHFI	39,166,710	48.4%	44,440,128	51.8%
Consumer loans secured by real estate:
Residential mortgages	8,846,765	11.0%	7,775,272	9.1%
Home equity loans and lines of credit	5,907,733	7.3%	6,001,192	7.0%
Total consumer loans secured by real estate	14,754,498	18.3%	13,776,464	16.1%
Consumer loans not secured by real estate:
RICs and auto loans - originated	23,081,424	28.6%	22,104,918	25.8%
RICs and auto loans - purchased	1,834,868	2.3%	3,468,803	4.0%
Personal unsecured loans	1,285,677	1.6%	1,234,094	1.4%
Other consumer(3)	617,675	0.8%	795,378	0.9%
Total consumer loans	41,574,142	51.6%	41,379,657	48.2%
Total LHFI(1)	$80,740,852	100.0%	$85,819,785	100.0%
Total LHFI:
Fixed rate	$50,653,790	62.7%	$51,752,761	60.3%
Variable rate	30,087,062	37.3%	34,067,024	39.7%
Total LHFI(1)	$80,740,852	100.0%	$85,819,785	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.3 billion and $845.8 million as of December 31, 2017 and December 31, 2016, respectively.
(2)Other commercial includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicle ("RV") and marine loans.

Portfolio segments and classes

GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes an alternate categorization compared to the financial statement categorization of loans to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

The commercial segmentation reflects line of business distinctions. The three CRE lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital”, which is the CRE of the specialized lending group. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF business.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table reconciles the Company's recorded investment classified by its major portfolio classifications to its commercial loan classifications utilized in its determination of the ALLL and other credit quality disclosures at December 31, 2017 and December 31, 2016, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2017	December 31, 2016
	(in thousands)
Commercial LHFI:
CRE:
Corporate Banking	$3,433,971	$3,693,109
Middle Market Real Estate	4,820,727	5,180,572
Santander Real Estate Capital	1,024,527	1,238,362
Total commercial real estate	9,279,225	10,112,043
Commercial and industrial (3)	14,438,311	18,812,002
Multifamily	8,274,435	8,683,680
Other commercial	7,174,739	6,832,403
Total commercial LHFI	$39,166,710	$44,440,128

(1)	These represent the Company's loan categories based on SEC Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Commercial and industrial loans excluded $149.2 million of LHFS at December 31, 2017 and excluded $121.1 million of LHFS at December 31, 2016.

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property, including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RICs and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2017	December 31, 2016
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$8,846,765	$7,775,272
Home equity loans and lines of credit	5,907,733	6,001,192
Total consumer loans secured by real estate	14,754,498	13,776,464
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	23,081,424	22,104,918
RICs and auto loans - purchased (4)	1,834,868	3,468,803
Personal unsecured loans(5)	1,285,677	1,234,094
Other consumer	617,675	795,378
Total consumer LHFI	$41,574,142	$41,379,657

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its ALLL.

(3)	Residential mortgages exclude $210.2 million and $462.9 million of LHFS at December 31, 2017 and December 31, 2016, respectively.

(4)	RIC and auto loans exclude $1.1 billion and $924.7 million of LHFS at December 31, 2017 and December 31, 2016, respectively.

(5)	Personal unsecured loans exclude $1.1 billion and $1.1 billion of LHFS at December 31, 2017 and December 31, 2016, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the Change in Control, (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	December 31, 2017	December 31, 2016
RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$1,929,548	$3,765,714
UPB - FVO (2)	24,926	29,481
Total UPB	1,954,474	3,795,195
Purchase marks (3)	(119,606)	(326,392)
Total RICs - Purchased HFI	1,834,868	3,468,803

RICs - Originated HFI:
UPB (1)	23,373,202	22,527,753
Net discount	(309,920)	(441,131)
Total RICs - Originated	23,063,282	22,086,622
SBNA auto loans	18,142	18,296
Total RICs - originated post Change in Control	23,081,424	22,104,918
Total RICs and auto loans HFI	$24,916,292	$25,573,721

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $5.5 million and $6.7 million related to purchase loan portfolios on which we elected to apply the FVO at December 31, 2017 and December 31, 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company originated $6.7 billion and $8.0 billion, respectively, in Chrysler Capital loans, which represented 47% and 49%, respectively, of the Company's total RIC originations. As of December 31, 2017 and December 31, 2016, the Company's auto RIC portfolio consisted of $8.2 billion and $7.4 billion, respectively, of Chrysler loans, which represented 37% and 32%, respectively, of the Company's auto RIC portfolio.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the year ended December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31, 2017
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$449,837	$3,317,604	$47,023	$3,814,464
Provision for loan and lease losses	99,606	2,561,500	—	2,661,106
Other(1)	356	5,283	—	5,639
Charge-offs	(144,002)	(4,865,244)	—	(5,009,246)
Recoveries	37,999	2,401,613	—	2,439,612
Charge-offs, net of recoveries	(106,003)	(2,463,631)	—	(2,569,634)
ALLL, end of period	$443,796	$3,420,756	$47,023	$3,911,575
Reserve for unfunded lending commitments, beginning of period	$121,612	$806	$—	$122,418
Release of reserve for unfunded lending commitments	(10,112)	(500)	—	(10,612)
Loss on unfunded lending commitments	(2,695)	—	—	(2,695)
Reserve for unfunded lending commitments, end of period	108,805	306	—	109,111
Total ACL, end of period	$552,601	$3,421,062	$47,023	$4,020,686
Ending balance, individually evaluated for impairment(2)	$102,326	$1,751,828	$—	$1,854,154
Ending balance, collectively evaluated for impairment	341,470	1,668,928	47,023	2,057,421

Financing receivables:
Ending balance	$39,315,888	$43,947,450	$—	$83,263,338
Ending balance, evaluated under the FVO or lower of cost or fair value	149,177	2,420,155	—	2,569,332
Ending balance, individually evaluated for impairment(1)	593,585	6,586,222	—	7,179,807
Ending balance, collectively evaluated for impairment	38,573,126	34,941,073	—	73,514,199

(1)	Includes transfers in for the period ending December 31, 2017 related to the contribution of SFS to SHUSA.

(2)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2016
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan and lease losses	152,112	2,852,730	(222)	3,004,620
Charge-offs	(245,399)	(4,720,135)	—	(4,965,534)
Recoveries	86,312	2,442,921	—	2,529,233
Charge-offs, net of recoveries	(159,087)	(2,277,214)	—	(2,436,301)
ALLL, end of period	$449,837	$3,317,604	$47,023	$3,814,464

Reserve for unfunded lending commitments, beginning of period	$148,207	$814	$—	$149,021
Provision for / (Release of) unfunded lending commitments	(24,887)	(8)	—	(24,895)
Loss on unfunded lending commitments	(1,708)	—	—	(1,708)
Reserve for unfunded lending commitments, end of period	121,612	806	—	122,418
Total ACL, end of period	$571,449	$3,318,410	$47,023	$3,936,882
Ending balance, individually evaluated for impairment(1)	$98,596	$1,520,375	$—	$1,618,971
Ending balance, collectively evaluated for impairment	351,241	1,797,229	47,023	2,195,493

Financing receivables:
Ending balance	$44,561,193	$43,844,900	$—	$88,406,093
Ending balance, evaluated under the FVO or lower of cost or fair value(1)	121,065	2,482,595	—	2,603,660
Ending balance, individually evaluated for impairment(1)	666,386	5,795,366	—	6,461,752
Ending balance, collectively evaluated for impairment	43,773,742	35,566,939	—	79,340,681

(1)	Consists of loans in TDR status.

	Year Ended December 31, 2015
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$413,885	$1,329,063	$34,941	$1,777,889
Provision for loan losses	152,944	3,899,813	12,304	4,065,061
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(175,234)	(4,489,848)	—	(4,665,082)
Recoveries	65,217	2,030,177	—	2,095,394
Charge-offs, net of recoveries	(110,017)	(2,459,671)	—	(2,569,688)
ALLL, end of period	$456,812	$2,742,088	$47,245	$3,246,145

Reserve for unfunded lending commitments, beginning of period	$133,002	$1,001	$—	$134,003
Provision for unfunded lending commitments	14,756	(74)	—	14,682
Loss on unfunded lending commitments	449	(113)	—	336
Reserve for unfunded lending commitments, end of period	148,207	814	—	149,021
Total ACL end of period	$605,019	$2,742,902	$47,245	$3,395,166

Ending balance, individually evaluated for impairment(2)	$54,836	$911,364	$—	$966,200
Ending balance, collectively evaluated for impairment	401,976	1,830,724	47,245	2,279,945

Financing receivables:
Ending balance	$46,536,277	$43,679,576	$—	$90,215,853
Ending balance, evaluated under the FVO or lower of cost or fair value(1)	86,399	3,432,322	—	3,518,721
Ending balance, individually evaluated for impairment(2)	504,919	4,473,320	—	4,978,239
Ending balance, collectively evaluated for impairment	45,944,959	35,773,934	—	81,718,893

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the year.

(2)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Year ended
	December 31, 2017
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	181,698	2,222,710	2,404,408
Charge-offs	(606,898)	(4,102,110)	(4,709,008)
Recoveries	250,275	2,120,317	2,370,592
Charge-offs, net of recoveries	(356,623)	(1,981,793)	(2,338,416)
ALLL, end of period	$384,167	$2,779,044	$3,163,211

	Year ended
	December 31, 2016
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$590,807	$1,891,989	$2,482,796
Provision for loan and lease losses	309,664	2,459,588	2,769,252
Charge-offs	(1,024,882)	(3,539,153)	(4,564,035)
Recoveries	683,503	1,725,703	2,409,206
Charge-offs, net of recoveries	(341,379)	(1,813,450)	(2,154,829)
ALLL, end of period	$559,092	$2,538,127	$3,097,219

	Year ended
	December 31, 2015
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$963	$709,024	$709,987
Provision for loan and lease losses	1,106,462	2,313,825	3,420,287
Other(1)	(27,117)	—	(27,117)
Charge-offs	(1,516,951)	(2,035,878)	(3,552,829)
Recoveries	1,027,450	905,018	1,932,468
Charge-offs, net of recoveries	(489,501)	(1,130,860)	(1,620,361)
ALLL, end of period	$590,807	$1,891,989	$2,482,796

(1)	The "Other" amount represents the impact on the ALLL in connection with SC classifying approximately $1 billion of RICs as held-for-sale during the first quarter of 2015.

Refer to Note 19 for discussion of contingencies and possible losses related to the impact of hurricane activity in regions where the Company has lending activities.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	December 31, 2017	December 31, 2016
Non-accrual loans:
Commercial:
CRE:
Corporate banking	$84,072	$104,879
Middle market commercial real estate	54,783	71,264
Santander real estate capital	381	3,077
Commercial and industrial	230,481	182,368
Multifamily	11,348	8,196
Other commercial	83,468	11,097
Total commercial loans	464,533	380,881
Consumer:
Residential mortgages	265,436	287,140
Home equity loans and lines of credit	134,162	120,065
RICs and auto loans - originated	1,816,226	1,045,587
RICs - purchased	256,617	284,486
Personal unsecured loans	2,366	5,201
Other consumer	10,657	12,694
Total consumer loans	2,485,464	1,755,173
Total non-accrual loans	2,949,997	2,136,054

Other real estate owned ("OREO")	130,777	116,705
Repossessed vehicles	210,692	231,746
Foreclosed and other repossessed assets	2,190	3,838
Total OREO and other repossessed assets	343,659	352,289
Total non-performing assets	$3,293,656	$2,488,343

Age Analysis of Past Due Loans

The servicing practices for RICs originated after January 1, 2017 changed such that there is an increase in the minimum payment requirements. While this change does impact the measurement of customer delinquencies, we concluded that it does not have a significant impact on the amount or timing of the recognition of credit losses and allowance for loan losses. For reporting of past due loans, a payment of 90% or more of the amount due is considered to meet the contractual requirements. For certain RICs originated prior to January 1, 2017, the Company considers 50% of a single payment due sufficient to qualify as a payment for past due classification purposes. For RICs originated after January 1, 2017, the required minimum payment is 90% of the scheduled payment, regardless of which origination channel through which the receivable was originated. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE:
Corporate banking	$14,396	$46,704	$61,100	$3,372,871	$3,433,971	$—
Middle market commercial real estate	5,501	53,820	59,321	4,761,406	4,820,727	—
Santander real estate capital	5,277	—	5,277	1,019,250	1,024,527	—
Commercial and industrial	49,584	75,924	125,508	14,461,981	14,587,489	—
Multifamily	3,562	2,990	6,552	8,267,883	8,274,435	—
Other commercial	34,021	3,359	37,380	7,137,359	7,174,739	—
Consumer:
Residential mortgages	217,558	210,777	428,335	8,628,600	9,056,935	—
Home equity loans and lines of credit	50,919	91,975	142,894	5,764,839	5,907,733	—
RICs and auto loans - originated	3,405,721	327,045	3,732,766	20,449,706	24,182,472	—
RICs and auto loans - purchased	452,235	40,516	492,751	1,342,117	1,834,868	—
Personal unsecured loans	85,394	105,054	190,448	2,157,319	2,347,767	96,461
Other consumer	24,879	14,220	39,099	578,576	617,675	—
Total	$4,349,047	$972,384	$5,321,431	$77,941,907	$83,263,338	$96,461

(1)	Financing receivables include LHFS.

	As of
	December 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE:
Corporate banking	$14,973	$40,170	$55,143	$3,637,966	$3,693,109	$—
Middle market commercial real estate	6,967	57,520	64,487	5,116,085	5,180,572	—
Santander real estate capital	177	—	177	1,238,185	1,238,362	—
Commercial and industrial	46,104	33,800	79,904	18,853,163	18,933,067	—
Multifamily	7,133	2,339	9,472	8,674,208	8,683,680	—
Other commercial	45,379	2,590	47,969	6,784,434	6,832,403	1
Consumer:
Residential mortgages	230,850	224,790	455,640	7,782,525	8,238,165	—
Home equity loans and lines of credit	37,209	75,668	112,877	5,888,315	6,001,192	—
RICs and auto loans - originated	3,092,841	296,085	3,388,926	19,640,740	23,029,666	—
RICs and auto loans - purchased	800,993	71,273	872,266	2,596,537	3,468,803	—
Personal unsecured loans	89,524	103,698	193,222	2,118,474	2,311,696	93,845
Other consumer	31,980	20,386	52,366	743,012	795,378	—
Total	$4,404,130	$928,319	$5,332,449	$83,073,644	$88,406,093	$93,846

(1)	Financing receivables include LHFS.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	December 31, 2017
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE:
Corporate banking	$90,061	$115,410	$—	$89,538
Middle market commercial real estate	36,345	59,432	—	48,216
Santander real estate capital	—	—	—	1,309
Commercial and industrial	82,541	96,324	—	75,338
Multifamily	9,887	10,838	—	10,129
Other commercial	767	911	—	903
Consumer:
Residential mortgages	107,320	128,458	—	141,195
Home equity loans and lines of credit	52,397	54,421	—	50,635
RICs and auto loans - originated	—	—	—	—
RICs and auto loans - purchased	16,192	20,783	—	25,283
Personal unsecured loans(2)	30,992	30,992	—	28,500
Other consumer	9,557	13,055	—	14,446
With an allowance recorded:
Commercial:
CRE:
Corporate banking	64,097	80,058	13,177	72,269
Middle market commercial real estate	25,243	29,332	4,295	37,757
Santander real estate capital	8,340	8,340	1,051	8,466
Commercial and industrial	176,769	200,382	59,696	196,674
Multifamily	6,201	6,201	313	4,566
Other commercial	77,712	77,772	23,794	42,465
Consumer:
Residential mortgages	322,092	392,833	40,963	303,361
Home equity loans and lines of credit	64,827	77,435	4,770	57,345
RICs and auto loans - originated	4,788,299	4,847,929	1,350,022	4,029,808
RICs and auto loans - purchased	1,166,476	1,318,306	347,663	1,511,212
Personal unsecured loans	16,477	16,661	6,259	16,668
Other consumer	11,592	15,290	2,151	12,343
Total:
Commercial	$577,963	$685,000	$102,326	$587,630
Consumer	6,586,221	6,916,163	1,751,828	6,190,796
Total	$7,164,184	$7,601,163	$1,854,154	$6,778,426

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $795.4 million for the year ended December 31, 2017 on approximately $5.8 billion of TDRs that were in performing status as of December 31, 2017.

	December 31, 2016
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE:
Corporate banking	$89,014	$106,212	$—	$93,495
Middle market commercial real estate	60,086	83,173	—	69,206
Santander real estate capital	2,618	2,618	—	2,717
Commercial and industrial	68,135	74,034	—	40,163
Multifamily	10,370	11,127	—	9,919
Other commercial	1,038	1,038	—	639
Consumer:
Residential mortgages	175,070	222,142	—	160,373
Home equity loans and lines of credit	48,872	48,872	—	39,976
RICs and auto loans - originated	—	—	—	8
RICs and auto loans - purchased	34,373	44,296	—	55,036
Personal unsecured loans(2)	26,008	26,008	—	19,437
Other consumer	19,335	23,864	—	15,915
With an allowance recorded:
Commercial:
Corporate banking	80,440	85,309	21,202	71,667
Middle market commercial real estate	50,270	66,059	12,575	44,158
Santander real estate capital	8,591	8,591	890	4,623
Commercial and industrial	216,578	232,204	57,855	166,999
Multifamily	2,930	2,930	876	4,292
Other commercial	7,218	7,218	5,198	5,217
Consumer:
Residential mortgages	284,630	324,188	38,764	303,845
Home equity loans and lines of credit	49,862	63,775	3,467	60,855
RICs and auto loans - originated	3,271,316	3,332,297	997,169	2,298,646
RICs and auto loans - purchased	1,855,948	2,097,520	471,687	2,155,028
Personal unsecured loans	16,858	17,126	6,846	9,349
Other consumer	13,093	17,253	2,442	15,878
Total:
Commercial	$597,288	$680,513	$98,596	$513,095
Consumer	5,795,365	6,217,341	1,520,375	5,134,346
Total	$6,392,653	$6,897,854	$1,618,971	$5,647,441

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Includes LHFS.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

December 31, 2017	Corporate banking	Middle market CRE	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$2,841,401	$4,450,160	$990,065	$13,176,248	$8,123,727	$7,059,627	$36,641,228
Special mention	382,445	246,651	16,739	941,683	105,225	29,657	1,722,400
Substandard	196,382	103,405	17,723	398,325	45,483	21,747	783,065
Doubtful	13,743	20,511	—	71,233	—	63,708	169,195
Total commercial loans	$3,433,971	$4,820,727	$1,024,527	$14,587,489	$8,274,435	$7,174,739	$39,315,888

(1)	Financing receivables include LHFS.

December 31, 2016	Corporate banking	Middle market CRE	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Rating:
Pass	$3,303,428	$4,843,468	$1,170,259	$17,865,871	$8,515,866	$6,804,184	$42,503,076
Special mention	144,125	136,989	44,281	541,828	120,731	10,651	998,605
Substandard	226,206	161,962	23,822	503,185	47,083	11,932	974,190
Doubtful	19,350	38,153	—	22,183	—	5,636	85,322
Total commercial loans	$3,693,109	$5,180,572	$1,238,362	$18,933,067	$8,683,680	$6,832,403	$44,561,193

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	December 31, 2017		December 31, 2016
(dollars in thousands)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
No FICO®(1)	$4,530,238	17.4%	$4,154,228	15.7%
<600	13,395,203	51.4%	14,100,215	53.2%
600-639	4,332,278	16.7%	4,597,541	17.4%
>=640	3,759,621	14.5%	3,646,485	13.7%
Total	$26,017,340	100.0%	$26,498,469	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs and auto loans include $1.1 billion and $924.7 million of LHFS at December 31, 2017 and December 31, 2016, respectively, that do not have an allowance.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
December 31, 2017	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$372,116	$6,759	$1,214	$—	$—	$—	$—	$380,089
<600	21	220,737	55,108	35,617	23,834	2,505	6,020	343,842
600-639	45	155,920	42,420	35,009	34,331	2,696	6,259	276,680
640-679	37	320,248	94,601	90,708	86,740	3,011	2,641	597,986
680-719	98	554,058	236,602	136,980	147,754	3,955	10,317	1,089,764
720-759	92	952,532	480,900	178,876	183,527	4,760	8,600	1,809,287
>=760	588	3,019,514	1,066,919	263,541	187,713	8,418	12,594	4,559,287
Grand Total	$372,997	$5,229,768	$1,977,764	$740,731	$663,899	$25,345	$46,431	$9,056,935
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

	Home Equity Loans and Lines of Credit(2)
December 31, 2017	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$154,690	$536	$238	$—	$—	$155,464
<600	8,064	190,657	64,554	16,634	22,954	302,863
600-639	6,276	158,461	61,250	9,236	9,102	244,325
640-679	6,745	297,003	127,347	19,465	14,058	464,618
680-719	8,875	500,234	258,284	24,675	20,261	812,329
720-759	8,587	724,831	332,508	30,526	19,119	1,115,571
>=760	17,499	1,917,373	768,905	73,573	35,213	2,812,563
Grand Total	$210,736	$3,789,095	$1,613,086	$174,109	$120,707	$5,907,733

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	December 31, 2017	December 31, 2016
Performing	$5,824,304	$5,169,788
Non-performing	982,868	937,127
Total	$6,807,172	$6,106,915

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationships with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions and interest rate reductions. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. Commercial TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). TDRs are subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Loan TDRs

The primary modification program for the Company’s residential mortgage and home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific DTI ratio range. The main modification benefits of the program allow for term extensions, interest rate reductions, and/or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.

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

In addition to loans identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to fair market value of the collateral, less costs to sell and classified as non-accrual/NPLs for the remaining life of the loan.

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

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence, by discounting expected future cash flows using the original effective interest rate or fair value of collateral less costs to sell. The amount of the required ALLL is equal to the difference between the loan’s impaired value and the recorded investment.

RIC TDRs that subsequently default continue to have impairment measured based on the difference between the recorded investment of the RIC and the present value of expected cash flows. For the Company's other consumer TDR portfolios, impairment on subsequent defaults is generally measured based on the fair value of the collateral, if applicable, less its estimated cost to sell.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the year ended December 31, 2017, 2016, and 2015, respectively:

	Year Ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE:
Corporate Banking	74	$131,790	$(13,911)	$(13,279)	$(617)	$103,983
Middle market CRE	1	20,760	(33)	—	—	20,727
Commercial and industrial	790	24,915	(11)	—	(42)	24,862
Consumer:
Residential mortgages(3)	212	40,578	5	—	251	40,834
Home equity loans and lines of credit	70	5,554	—	—	1,014	6,568
RICs and auto loans - originated	189,246	3,339,056	(2,699)	—	(290)	3,336,067
RICs - purchased	17,717	159,462	(1,679)	—	(44)	157,739
Personal unsecured loans	12,466	21,003	—	—	(269)	20,734
Other consumer	109	3,055	—	—	24	3,079
Total	220,685	$3,746,173	$(18,328)	$(13,279)	$27	$3,714,593
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.
(4) Other modifications may include modifications such as fee waivers, or capitalization of fees.

	Year Ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE:
Corporate Banking	91	$198,275	$567	$(24,861)	$922	$174,903
Middle market CRE	—	—	—	—	—	—
Santander real estate capital	1	8,729	—	—	(18)	8,711
Commercial and industrial	1,416	47,003	(7)	—	(149)	46,847
Consumer:
Residential mortgages(3)	277	36,203	(53)	—	9,982	46,132
Home equity loans and lines of credit	161	10,360	—	—	416	10,776
RICs and auto loans - originated	155,114	2,878,648	(438)	—	(292)	2,877,918
RICs - purchased	42,774	496,224	(2,353)	—	(115)	493,756
Personal unsecured loans	19,723	30,845	—	—	(744)	30,101
Other consumer	691	18,246	(38)	—	(1,133)	17,075
Total	220,248	$3,724,533	$(2,322)	$(24,861)	$8,869	$3,706,219
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2015
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE:
Corporate Banking	73	$55,896	$(1,027)	$(4,159)	$(194)	$50,516
Middle market CRE	2	17,024	—	—	(2,110)	14,914
Santander real estate capital	1	4,977	—	—	(7)	4,970
Commercial and industrial	615	23,179	—	(1,469)	—	21,710
Consumer:
Residential mortgages(3)	769	114,731	10	(911)	265	114,095
Home equity loans and lines of credit	470	31,848	—	—	(256)	31,592
RICs and auto loans - originated	78,576	1,486,951	(335)	—	(274)	1,486,342
RICs - purchased	175,780	2,412,434	(4,619)	—	(829)	2,406,986
Personal unsecured loans	16,266	28,099	—	(430)	(96)	27,573
Other consumer	55	3,218	(1)	—	(217)	3,000
Total	272,607	$4,178,357	$(5,972)	$(6,969)	$(3,718)	$4,161,698
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the year ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

	Year Ended December 31,
	2017		2016		2015
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Middle Market CRE	15	$7,663	—	$—	—	$—
Commercial and industrial	203	7,693	264	16,996	81	5,522
Consumer:
Residential mortgages	302	36,112	63	9,120	46	7,742
Home equity loans and lines of credit	6	257	15	890	15	1,789
RICs and auto loans	47,789	831,102	48,686	814,454	51,202	792,721
Personal Unsecured loans	8,609	13,660	4,104	6,155	3,662	4,083
Other consumer	35	394	215	3,117	32	1,773
Total	56,959	$896,881	53,347	$850,732	55,038	$813,630

(1)	The recorded investment represents the period-end balance at December 31, 2017, 2016, and 2015. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Leased vehicles	$14,751,568	$13,522,675
Origination fees and other costs	27,246	23,141
Manufacturer subvention payments	(1,047,113)	(1,126,323)
Leased vehicles, gross	13,731,701	12,419,493
Less: accumulated depreciation	(3,333,125)	(2,789,028)
Leased vehicles, net	10,398,576	9,630,465

Commercial equipment vehicles and aircraft, gross	93,981	65,401
Less: accumulated depreciation	(18,249)	(6,635)
Commercial equipment vehicles and aircraft, net	75,732	58,766

Total operating lease assets, net	$10,474,308	$9,689,231

Periodically, the Company executes bulk sales of leases originated under the Chrysler Capital program. During the years ended December 31, 2017 and December 31, 2016, the Company did not execute any bulk sales of leases originated under the Chrysler Capital program.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2017 (in thousands):

2018	$1,680,541
2019	1,046,932
2020	382,527
2021	17,819
2022	2,415
Thereafter	2,659
Total	$3,132,893

Lease income was $2.0 billion, $1.8 billion and $1.5 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

During the years ended December 31, 2017 and 2016, the Company recognized $127.2 million and $66.9 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

Lease expense was $1.6 billion, $1.3 billion and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2017	December 31, 2016
Land	$89,350	$97,583
Office buildings	201,927	225,578
Furniture, fixtures, and equipment	434,591	428,606
Leasehold improvement	551,442	530,119
Computer Software	1,002,260	921,231
Automobiles and other	1,146	7,960
Total premise and equipment	2,280,716	2,211,077
Less accumulated depreciation	(1,431,655)	(1,214,579)
Total premises and equipment, net	$849,061	$996,498

NOTE 6. PREMISES AND EQUIPMENT (continued)

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $300.0 million, $282.2 million, and $251.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017 the Company sold and leased back ten properties owned by SBNA. The Company received net proceeds of $58.0 million in connection with these sales. The carrying value of the properties sold was $15.3 million. The Company accounted for these transactions as sale-leasebacks, resulting in recognition of $31.2 million gain on the date of the transactions, and deferral of the remaining $11.5 million that will be amortized over the period of the lease terms. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations. In 2016, the Company sold eight properties, which resulted in the recognition of a $2.4 million gain. The Company sold one property for a $13.3 million gain in 2015.

NOTE 7. VIEs

The Company transfers RICs and leased vehicles into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. Generally, these transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, when the Company holds the residual interest, are consolidated because the Company has: (a) power over the significant activities of each entity as servicer of its financial assets and (b) through the residual interest and in some cases debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from each VIE that are potentially significant to the VIE. When the Company does not retain any debt or equity interests in its securitizations or subsequently sells such interests it records these transactions as sales of the associated RICs.

The collateral, borrowings under credit facilities and securitization notes payable of the Company's consolidated VIEs remain on the Company's Consolidated Balance Sheets. The Company recognizes finance charges, fee income, and provisions for credit losses on the RICs, and leased vehicles and interest expense on the debt. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and are not available to other creditors.

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

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Consolidated Financial Statements, presented reflecting the transfer of the underlying assets in order to reflect legal ownership, that can be used to settle obligations of the consolidated VIEs and the liabilities of these consolidated entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Assets
Restricted cash	$1,995,557	$2,087,177
Loans(1)(2)	22,712,864	23,568,066
Operating lease assets, net	10,160,327	8,564,628
Various other assets	733,123	686,253
Total Assets	$35,601,871	$34,906,124
Liabilities
Notes payable(2)	$28,469,999	$31,667,976
Various other liabilities	197,969	91,234
Total Liabilities	$28,667,968	$31,759,210
(1) Includes $1.1 billion and $1.0 billion of RICs held for sale at December 31, 2017 and December 31, 2016, respectively.
(2) Reflects the impacts of purchase accounting.

NOTE 7. VIEs (continued)

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

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income. As of December 31, 2017 and December 31, 2016, the Company was servicing $26.1 billion and $27.4 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Assets securitized	$18,442,793	$15,828,921	$18,516,641

Net proceeds from new securitizations (1)	$14,126,211	$13,319,530	$15,232,692
Net proceeds from sale of retained bonds	499,354	436,812	—
Cash received for servicing fees (2)	866,210	787,778	700,156
Net distributions from Trusts (2)	2,613,032	1,748,013	1,960,418
Total cash received from Trusts	$18,104,807	$16,292,133	$17,893,266
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated Statements of Cash Flows because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the years ended December 31, 2017, 2016 and 2015, the Company sold $2.6 billion, $886.3 million and $1.6 billion, respectively, of gross RICs to VIEs in off-balance sheet securitizations for a gain (loss) of $(13.0) million, $(10.5) million and $60.0 million, respectively. Beginning in 2017, the transactions are executed under the new securitization platform with Santander, Santander Prime Auto Issuing Note ("SPAIN"). Santander will hold eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

As of December 31, 2017 and December 31, 2016, the Company was servicing $3.4 billion and $2.7 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	December 31, 2017	December 31, 2016
SPAIN	$2,024,016	$—
Total serviced for related parties	2,024,016	—

Chrysler Capital securitizations	1,404,232	2,472,756
Other third parties	—	268,345
Total serviced for third parties	1,404,232	2,741,101
Total serviced for other portfolio	$3,428,248	$2,741,101

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Assets securitized (1)	$2,583,341	$904,108	$1,557,099

Net proceeds from new securitizations	$2,588,227	$876,592	$1,578,320
Cash received for servicing fees	35,682	47,804	23,848
Total cash received from Trusts	$2,623,909	$924,396	$1,602,168
(1) Represents the UPB at the time of original securitization.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents the Company's goodwill by its reporting units at December 31, 2017:

(in thousands)	Consumer and Business Banking	CRE	Commercial Banking	GCB	SC	Santander BanCorp	Total
Goodwill at December 31, 2016	$1,880,304	$870,411	$542,584	$131,130	$1,019,960	$10,536	$4,454,925
Impairment during the period	—	—	—	—	—	(10,536)	(10,536)
Goodwill at December 31, 2017	$1,880,304	$870,411	$542,584	$131,130	$1,019,960	$—	$4,444,389

During the fourth quarter of 2017, the Company determined that the full amount of goodwill attributed to Santander BanCorp of $10.5 million was impaired and, as a result, it was written-off, primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effect of Hurricane Maria. There were no additions or re-allocations of goodwill for the year ended December 31, 2017. There were no additions, re-allocations, or impairments of goodwill for the year ended December 31, 2016.

The Company conducted its last annual goodwill impairment tests as of October 1, 2017 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2017, no impairments of goodwill attributed to other reporting units were identified.

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2017		December 31, 2016
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$426,411	$(153,589)	$465,625	$(114,375)
Chrysler relationship	80,000	(58,750)	95,000	(43,750)
Core deposit intangibles	—	—	—	(295,842)
Trade name	15,900	(2,100)	17,100	(900)
Other intangibles	13,442	(56,021)	19,519	(98,492)
Total intangibles subject to amortization	$535,753	$(270,460)	$597,244	$(553,359)

At December 31, 2017 and December 31, 2016, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $61.5 million, $70.0 million, and $79.9 million for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

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

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Remaining Amount To Record
(in thousands)
2018	60,644
2019	58,975
2020	58,642
2021	39,889
2022	39,889
Thereafter	277,714

NOTE 9. OTHER ASSETS

The following is a detail of items that comprise other assets at December 31, 2017 and December 31, 2016:

(in thousands)	December 31, 2017	December 31, 2016
Income tax receivables	$292,220	$294,796
Derivative assets at fair value	448,977	413,779
Other repossessed assets	212,882	235,584
MSRs	149,197	150,343
Prepaid expenses	172,547	172,559
OREO	130,777	116,705
Deferred tax asset, net	771,652	989,767
Accrued interest receivable	563,607	599,321
Equity method investments	194,434	255,344
Miscellaneous assets and receivables	696,134	567,327
Total other assets	$3,632,427	$3,795,525

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

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At December 31, 2017, 2016 and 2015, the balance of these loans serviced for others accounted for at fair value was $14.9 billion, $15.4 billion and $15.9 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through the Mortgage banking income, net line of the Consolidated Statements of Operations. The fair value of the MSRs at December 31, 2017, 2016 and 2015 were $146.0 million, $146.6 million and $147.2 million, respectively. See further discussion on the valuation of the MSRs in Note 18. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 14 to these Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

NOTE 9. OTHER ASSETS (continued)

For the year ended December 31, 2017, 2016 and 2015, the Company recorded net changes in the fair value of MSRs due to valuation totaling $2.0 million, $3.9 million and $3.9 million, respectively.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Consolidated Balance Sheets.

	Year ended
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Fair value at beginning of period(1)	$146,589	$147,233	$145,047
Mortgage servicing assets recognized	15,788	20,256	22,964
Principal reductions	(18,351)	(24,787)	(24,726)
Change in fair value due to valuation assumptions	1,967	3,887	3,948
Fair value at end of period(1)	$145,993	$146,589	$147,233

(1)
The Company had total MSRs of $149.2 million, $150.3 million and $151.5 million as of December 31, 2017, 2016 and 2015, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

Fee income and gain on sale of mortgage loans

Included in Mortgage banking income, net on the Consolidated Statements of Operations was mortgage servicing fee income of $41.3 million, $43.0 million and $45.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had gains on sales of mortgage loans included in Mortgage banking income, net on the Consolidated Statements of Operations of $28.5 million, $35.7 million and $49.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other repossessed assets and OREO

Other repossessed assets primarily consist of leased assets that have been terminated and are included as grounded inventory, which is obtained through repossession. OREO consists primarily of the Company's foreclosed properties.

Deferred tax assets, net

The Company recorded $771.7 million of deferred tax assets, net as of December 31, 2017, compared to $989.8 million at December 31, 2016.

Equity method investments

The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to qualified community development entities, such as renewable energy investments, through the New Market Tax Credits ("NMTC") and Community Reinvestment Act ("CRA") programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance.

As a result of the enactment of the TCJA, the Company recorded a $27.1 million impairment of its investments in certain equity method investments that are accounted for under the hypothetical liquidation at book value method, a form of equity method accounting typically applied for windfarm/solar power investments which have complex capital and distribution structures. For these investments, the tax equity partners typically share in virtually all of the project’s revenues, expenses and tax benefits until a pre-determined internal rate of return is achieved.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables and unapplied payments. Miscellaneous assets and receivables increased $128.8 million for the year ended December 31, 2017 compared to 2016 due to increases in unsettled derivative trades, vehicle receivables and investment proceeds receivables, partially offset by a decrease in subvention receivables.

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$8,784,597	14.4%	$11,284,881	16.8%
Non-interest-bearing demand deposits	15,402,235	25.3%	15,413,609	22.9%
Savings	5,903,897	9.7%	5,988,852	8.9%
Customer repurchase accounts	802,119	1.4%	868,544	1.3%
Money market	24,530,661	40.3%	24,511,906	36.5%
CDs	5,407,594	8.9%	9,172,898	13.6%
Total Deposits (1)	$60,831,103	100.0%	$67,240,690	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $9.1 billion and $10.7 billion at December 31, 2017 and December 31, 2016, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.3 billion and $3.0 billion at December 31, 2017 and December 31, 2016, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $38.9 million and $42.3 million at December 31, 2017 and December 31, 2016, respectively.

Interest expense on deposits and other customer accounts is summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2017	2016	2015
Interest-bearing demand deposits	$21,628	$40,262	$54,348
Savings	11,004	12,723	14,389
Customer repurchase accounts	1,932	1,750	1,979
Money market	132,993	126,418	127,576
CDs	73,487	95,869	90,853
Total Deposits	$241,044	$277,022	$289,145

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2017 as scheduled to mature contractually:

(in thousands)
Three months or less	$837,779
Over three through six months	125,850
Over six through twelve months	428,018
Over twelve months	1,370,572
Total	$2,762,219

The following table sets forth the maturity of all the Company's CDs at December 31, 2017 as scheduled to mature contractually:

(in thousands)
2018	$2,677,395
2019	1,262,098
2020	512,349
2021	689,215
2022	259,801
Thereafter	6,736
Total	$5,407,594
At December 31, 2017 and 2016, the Company had $1.3 billion and $1.8 billion of CDs greater than $250 thousand.

NOTE 11. BORROWINGS

Total borrowings and other debt obligations at December 31, 2017 were $39.0 billion, compared to $43.5 billion at December 31, 2016. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

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

During the fourth quarter of 2017, the Bank repurchased $307.9 million of its 8.75% subordinated notes due 2018. The Bank recorded loss on debt extinguishment related to this repurchase of $14.0 million. The Bank also repurchased $119.0 million of its 2.00% senior notes due 2018 and senior floating rate notes due 2018.

The Bank did not repurchase any outstanding borrowings in the open market during the year ended December 31, 2016.

SHUSA

During the first quarter of 2017, the Company issued $1.0 billion in aggregate principal amount of its 3.70% senior notes due March 2022. The proceeds of these notes were primarily used for general corporate purposes.

During the second quarter of 2017, the Company issued $759.7 million in aggregate principal amount of its senior floating rate notes in two separate private offerings. These notes have a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR") plus 100 basis points. The proceeds of these notes were used for general corporate purposes.

During the third quarter of 2017, the Company issued $1.24 billion in aggregate principal amount of its senior notes, comprised of an additional $440.0 million of 3.70% senior notes due March 2022 and $800.0 million of 4.40% senior notes due May 2027. The Company also repurchased $255.4 million of its 3.45% senior notes due August 2018. In addition, the Company redeemed and extinguished $70.3 million and $10.0 million of its Sovereign Capital Trust VI junior subordinated debentures due June 2036.

During the fourth quarter of 2017, the Company issued $302.6 million in aggregate principal amount of its senior floating rate notes. These senior floating rate notes have a floating rate equal to the three-month LIBOR plus 100 basis points, with a maturity of January 2020. The proceeds of these notes were used for general corporate purposes. In addition, the Company issued £85.8 million, approximately $115.9 million, in aggregate principal amount of senior floating rate notes due 2020, $1.0 billion in aggregate principal amount of 3.40% senior unsecured notes due 2023, and $250.0 million in aggregate principal amount of 4.40% senior unsecured notes due 2027.

During February 2018, the Company repurchased $63.2 million of its 3.45% senior notes due 2018 and $336.8 million of its 2.70% senior notes due 2019.

The Company did not repurchase any outstanding borrowings in the open market during the year ended December 31, 2016.

The Company recorded loss on debt extinguishment related to debt repurchases and early repayments at SHUSA and the Bank of $30.3 million in total for the year ended December 31, 2017. During the year ended December 31, 2016, the Company recorded loss on debt extinguishment related to the termination of FHLB advances of $114.2 million.

NOTE 11. BORROWINGS (continued)

Parent Company and other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
Senior notes, due November 2017	$—	—%	$599,206	2.67%
3.45% senior notes, due August 2018	244,317	3.62%	498,604	3.62%
2.70% senior notes, due May 2019	998,349	2.82%	997,207	2.82%
2.65% senior notes, due April 2020	996,238	2.82%	994,672	2.82%
3.70% senior notes, due March 2022 (1)	1,440,044	3.74%	—	—%
3.40% senior notes, due January 2023	993,662	3.54%	—	—%
4.50% senior notes, due July 2025	1,095,449	4.56%	1,094,955	4.56%
4.40% senior notes, due July 2027 (2)	1,049,787	4.40%	—	—%
Junior subordinated debentures - Sovereign Capital Trust VI , due June 2036 (3)	—	—%	69,798	7.91%
Common securities - Sovereign Capital Trust VI (3)	—	—%	10,000	7.91%
Junior subordinated debentures - Sovereign Capital Trust IX, due July 2036	149,462	3.14%	149,434	2.49%
Common securities - Sovereign Capital Trust IX	4,640	3.14%	4,640	2.49%
Senior notes, due July 2019 (4)	388,565	2.31%	—	—%
Senior notes, due September 2019 (4)	370,754	2.34%	—	—%
Senior notes, due January 2020 (4)	302,494	2.40%	—	—%
Senior notes, due September 2020 (5)	115,804	3.32%	—	—%
Other IHC Entities
Overnight funds purchase, due within one year, due October 2017	—	—%	830	0.50%
2.00% subordinated debt, maturing through 2042	40,842	2.00%	40,457	2.00%
Short-term borrowings, due within one year, due January 2018	24,000	1.38%	54,000	0.63%
Total due to others overnight, due within one year, due January 2018	10,000	1.38%	17,000	0.63%
Short-term borrowings, due within one year, January 2018	37,546	0.25%	207,173	0.25%
Short-term borrowings, due within one year, maturing through 2018	7,123	0.83%	—	—%
Total Parent Company and other subsidiaries' borrowings and other debt obligations	$8,269,076	3.45%	$4,737,976	3.21%
(1) During the first quarter of 2017, the Company issued $1.0 billion in aggregate principal amount of its 3.70% senior notes due March 2022. During the third quarter of 2017, the Company issued an additional $440.0 million of 3.70% senior notes due March 2022.
(2) During the third quarter of 2017, the Company issued $800.0 million of 4.40% senior notes due 2027. During the fourth quarter of 2017, the Company issued an additional $250.0 million in aggregate principal amount of 4.40% senior notes due 2027.
(3) The Company redeemed and extinguished $70.3 million and $10.0 million of its Capital Trust VI junior subordinated debentures and common securities due June 2036.
(4) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(5) These notes will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

NOTE 11. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2017		December 31, 2016
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
2.00% senior notes, due January 2018(1)	$—	—%	$748,143	2.24%
Senior notes, due January 2018(1)	—	—%	249,705	1.99%
8.750% subordinated debentures, due May 2018 (2)	192,019	8.92%	498,882	8.92%
Subordinated term loan, due February 2019	111,883	7.12%	122,313	6.78%
FHLB advances, maturing through July 2019	1,950,000	1.53%	5,950,000	0.85%
Securities sold under repurchase agreements	150,000	1.56%	—	—%
REIT preferred, due May 2020 (3)	144,167	13.35%	156,457	13.46%
Subordinated term loan, due August 2022	27,911	8.89%	29,202	8.35%
Total Bank borrowings and other debt obligations	$2,575,980	3.07%	$7,754,702	1.92%

(1)	During the first and fourth quarters of 2017, the Bank repurchased $881.0 million and $119.0 million, respectively, of its 2.00% senior notes due 2018 and senior floating rate notes due 2018.

(2)	On October 18, 2017, the Bank repurchased $307.9 million of its 8.75% subordinated notes due 2018.

(3)	During the second quarter of 2017, the Bank repurchased $14.2 million of the REIT preferred notes.

The Bank had outstanding irrevocable letters of credit totaling $780.6 million from the FHLB of Pittsburgh at December 31, 2017, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$339,145	$1,250,000	2.53%	$461,353	$12,645
Warehouse line, due November 2019	435,220	500,000	1.92%	521,365	16,866
Warehouse line, due August 2019(2)	2,044,843	3,900,000	2.96%	2,929,890	53,639
Warehouse line, due October 2019	226,577	1,800,000	4.95%	311,336	6,772
Warehouse line, due October 2019	81,865	400,000	4.09%	114,021	3,057
Warehouse line, due January 2018(3)	336,484	500,000	2.87%	473,208	—
Warehouse line, due November 2019	403,999	1,000,000	2.66%	546,782	14,729
Warehouse line, due October 2018	235,700	300,000	2.84%	289,634	10,474
Warehouse line, due December 2018	—	300,000	1.49%	—	—
Repurchase facility, maturing on various dates(4)(5)	325,775	325,775	3.24%	—	13,842
Repurchase facility, due April 2018(5)	202,311	202,311	2.67%	—	—
Repurchase facility, due March 2018(5)	147,500	147,500	3.91%	—	—
Repurchase facility, due March 2018(5)	68,897	68,897	3.04%	—	—
Line of credit with related party, due December 2018(6)	—	1,000,000	3.09%	—	—
Line of credit with related party, due December 2018(6)	750,000	750,000	1.33%	—	—
Total SC revolving credit facilities	$5,598,316	$12,444,483	2.73%	$5,647,589	$132,024

(1)	As of December 31, 2017, half of the outstanding balance on this facility will mature in March 2018 and half matures in March 2019.

(2)	This line is held exclusively for financing of Chrysler Capital leases.

(3)	On February 14, 2018, the maturity of this warehouse line was extended to August 2019.
(4) The maturity of this repurchase facility ranges from February 2018 to July 2018.

(5)	These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities is unsecured. These facilities have rolling maturities of up to one year.

(6)	These lines are also collateralized by securitization notes payable and residuals retained by SC. As of December 31, 2017, no portion of these facilities was unsecured.

NOTE 11. BORROWINGS (continued)

	December 31, 2016
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$462,085	$1,250,000	2.52%	$653,014	$14,916
Warehouse line, due August 2018(2)	534,220	780,000	1.98%	608,025	24,520
Warehouse line, due August 2018(3)	3,119,943	3,120,000	1.91%	4,700,774	70,991
Warehouse line, due October 2018(5)	702,377	1,800,000	2.51%	994,684	23,378
Warehouse line, due October 2018	202,000	400,000	2.22%	290,867	5,435
Warehouse line, due January 2018	153,784	500,000	3.17%	213,578	—
Warehouse line, due November 2018	578,999	1,000,000	1.56%	850,758	17,642
Warehouse line, due October 2017	243,100	300,000	2.38%	295,045	9,235
Warehouse line, due November 2018	—	500,000	2.07%	—	—
Repurchase facility, due December 2017(4)	507,800	507,800	2.83%	—	22,613
Repurchase facility, due April 2017(4)	235,509	235,509	2.04%	—	—
Line of credit with related party, due December 2017(5)	1,000,000	1,000,000	2.86%	—	—
Line of credit with related party, due December 2017(5)	500,000	500,000	3.04%	—	—
Line of credit with related party, due December 2018(5)	175,000	500,000	3.87%	—	—
Line of credit with related party, due December 2018(5)	1,000,000	1,000,000	2.88%	—	—
Total SC revolving credit facilities	$9,414,817	$13,393,309	2.36%	$8,606,745	$188,730
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

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates(1)(2)	$14,995,304	$36,800,642	0.89% - 2.80%	$19,873,621	$1,470,459
SC privately issued amortizing notes, maturing on various dates(1)	7,564,637	12,278,282	0.88% - 4.09%	9,232,658	377,300
Total SC secured structured financings	$22,559,941	$49,078,924	0.88% - 4.09%	$29,106,279	$1,847,759
(1) SC has entered into various securitization transactions involving its retail automobile installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs and the related securitization debt issued by SPEs remain on the Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.
(2) Securitizations executed under Rule 144A of the Securities Act of 1933 (the “Securities Act”) are included within this balance.

NOTE 11. BORROWINGS (continued)

	December 31, 2016
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates(1)(2)	$13,444,543	$32,386,082	0.89% - 2.46%	$17,474,524	$1,423,599
SC privately issued amortizing notes, maturing on various dates(1)	8,172,407	14,085,991	0.88% - 2.86%	12,021,887	500,868
Total SC secured structured financings	$21,616,950	$46,472,073	0.88% - 2.86%	$29,496,411	$1,924,467

(1)
SC has entered into various securitization transactions involving its retail automobile installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs and the related securitization debt issued by SPEs remain on the Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2017:

(in thousands)
2018	$4,526,472
2019	8,106,993
2020	5,994,171
2021	8,100,435
2022	4,745,592
Thereafter	7,529,650
Total	$39,003,313

NOTE 12. STOCKHOLDER'S EQUITY

On November 15, 2017, Santander contributed 34,598,506 shares of SC Common Stock purchased from DDFS LLC (“DDFS”) which reduced NCI and increased additional paid-in capital by $707.6 million. Refer to Note 21 for additional details on the purchase of the SC shares.

Additional transactions with Santander that are disclosed within the Consolidated Statements of Stockholder's Equity that are shown net are disclosed within the table below:

Impact to common stock and paid in capital
(in thousands)
March 2017 cash contribution	$9,000
December 2017 contribution(1)	15,317
December 2017 return of capital(1)	(12,570)
Net contribution from shareholder	$11,747
(1) - The December contribution was utilized to purchase certain assets and liabilities from other Santander subsidiaries. The fair value of the net assets acquired exceeded their carrying value by $12.6 million, which is recorded as a return of capital. Refer to Note 21 for additional details.

At December 31, 2017, the Company had 530,391,043 shares of common stock outstanding.

NOTE 12. STOCKHOLDER'S EQUITY (continued)

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock are payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represents 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder is entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders totaling $14.6 million for the years ended December 31, 2017, 2016 and 2015.

The shares of Series C Preferred Stock are redeemedable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the OCC. As of December 31, 2017, no shares of the Series C Preferred Stock had been redeemed.

During August 2010, Banco Santander Puerto Rico issued 3,000,000 shares of Series B preferred stock, $25 par value, for, designated as the 8.75% noncumulative preferred stock, Series B, to an affiliate. Dividends on Banco Santander Puerto Rico's preferred stock were payable when, as and if declared by Banco Santander Puerto Rico's Board of Directors. Banco Santander Puerto Rico declared cash dividends of $2.19 for the year ended December 31, 2015 for dividends to preferred stockholders of $6.6 million.

The shares of Series B Preferred Stock were redeemable in whole or in part for cash on or after September 30, 2015 with the consent of the FDIC and any applicable regulatory authority. On December 14, 2015, Banco Santander Puerto Rico received notice of approval from the Office of the Commissioner of Financial Institutions of Puerto Rico to redeem the shares of Series B preferred stock.

On January 29, 2016, Banco Santander Puerto Rico redeemed the outstanding shares of Series B preferred stock. In accordance with the notice of full redemption, each preferred stock was redeemed at the redemption price, corresponding to $25.00 per preference share, plus unpaid dividends in respect of the most recent dividend period in the amount of $0.5 million.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the year ended December 31, 2017 and 2016, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2017			December 31, 2016		December 31, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$10,620	$7,508	$18,128
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(15,005)	(2,786)	(17,791)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(4,385)	4,722	337	$(6,725)	$337	$(6,388)

Change in unrealized (losses) on investment securities AFS	(17,972)	6,694	(11,278)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,444	(910)	1,534
Net unrealized (losses) on investment securities AFS	(15,528)	5,784	(9,744)	(130,754)	(9,744)	(140,498)

Pension and post-retirement actuarial gain(3)	4,954	(770)	4,184	(55,729)	4,184	(51,545)

As of December 31, 2017	$(14,959)	$9,736	$(5,223)	$(193,208)	$(5,223)	$(198,431)

(1)
Net (losses)/gains reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of AFS securities.

(3)	Included in the computation of net periodic pension costs.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2016			December 31, 2015		December 31, 2016
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$1,203	$(130)	$1,073
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	9,848	(1,065)	8,783
Net unrealized gains on cash flow hedge derivative financial instruments	11,051	(1,195)	9,856	$(16,581)	$9,856	$(6,725)

Change in unrealized gains on investment securities AFS	4,040	(1,459)	2,581
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(57,771)	20,350	(37,421)
Reclassification adjustment for net losses included in net income/(expense) on OTTI securities (3)	44	(16)	28
Reclassification adjustment for net (gains) included in net income	(57,727)	20,334	(37,393)
Net unrealized (losses) on investment securities AFS	(53,687)	18,875	(34,812)	(95,942)	(34,812)	(130,754)

Pension and post-retirement actuarial gain(4)	3,768	(1,490)	2,278	(58,007)	2,278	(55,729)
As of December 31, 2016	$(38,868)	$16,190	$(22,678)	$(170,530)	$(22,678)	$(193,208)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of available-for-sale securities.

(3)
Unrealized losses/(gains) previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Consolidated Financial Statements.

(4)	Included in the computation of net periodic pension costs.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Year Ended December 31, 2015			December 31, 2014		December 31, 2015
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated comprehensive income on cash flow hedge derivative financial instruments	$(15,073)	$5,013	$(10,060)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	11,595	(3,856)	7,739
Net unrealized (losses) on cash flow hedge derivative financial instruments	(3,478)	1,157	(2,321)	$(14,260)	$(2,321)	$(16,581)
Change in unrealized (losses) on investment securities available-for-sale	(54,134)	20,542	(33,592)
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(18,095)	6,910	(11,185)
Reclassification adjustment for net losses included in net income/(expense) on OTTI securities (3)	1,092	(417)	675
Reclassification adjustment for net (gains) included in net income	(17,003)	6,493	(10,510)
Net unrealized (losses) on investment securities available-for-sale	(71,137)	27,035	(44,102)	(51,840)	(44,102)	(95,942)
Pension and post-retirement actuarial gain(4)	7,041	(2,881)	4,160	(62,167)	4,160	(58,007)
As of December 31, 2015	$(67,574)	$25,311	$(42,263)	$(128,267)	$(42,263)	$(170,530)

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

NOTE 14. DERIVATIVES

General

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity and credit risk, as well as to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities, and often provides commercial loan customers the option to purchase derivative products to hedge interest rate risk associated with loans made by the Bank. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes. The fair value of all derivative balances is recorded within Other assets and Other liabilities on the Consolidated Balance Sheet.

See Note 18 for discussion of the valuation methodology for derivative instruments.

NOTE 14. DERIVATIVES (continued)

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the contract is calculated to determine required payments under the derivative contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the Overnight Indexed Swap ("OIS") rate or LIBOR), security, credit spread or index.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2017, derivatives in this category had a fair value of $2.1 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the fourth quarter of 2017, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of December 31, 2017 and December 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $10.4 million and $27.0 million, respectively. The Company had $15.7 million and $28.3 million in cash and securities collateral posted to cover those positions as of December 31, 2017 and December 31, 2016, respectively.

Hedge Accounting

Management uses derivative instruments designated as hedges to mitigate the impact of interest rate and foreign exchange rate movements on the fair value of certain assets and liabilities, and on highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

Fair Value Hedges

During the three-month period ended June 30, 2017, the Company entered into interest rate swaps to hedge the interest rate risk on certain fixed-rate borrowings. These derivatives were designated as fair value hedges at inception of the hedge relationship. The Company included all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the year ended December 31, 2017. The Company terminated the interest rate swap during the three-month period ended September 30, 2017.

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

NOTE 14. DERIVATIVES (continued)

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company expected $16.8 million of gains/losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2017 and December 31, 2016 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2017
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$5,183,511	$46,422	$4,458	0.05%	0.14%	2.12
Pay variable - receive fixed interest rate swaps	4,000,000	—	80,453	1.41%	1.42%	3.02
Interest Rate Floor	$1,000,000	$3,020	$—	—%	—%	2.64
Total	$10,183,511	$49,442	$84,911	0.58%	0.63%	2.53

December 31, 2016
Cash flow hedges:
Pay fixed — receive variable interest rate swaps (1)	$8,124,172	$45,681	$5,083	0.83%	1.13%	2.57
Pay variable - receive fixed interest rate swaps (1)	2,000,000	—	54,729	1.19%	0.62%	4.79
Total	$10,124,172	$45,681	$59,812	0.91%	1.03%	3.01

(1)	The prior period amounts have been revised. The revision had no impact on the Company's Consolidated Balance Sheets or its results of operations.

During the third quarter of 2017, the Company terminated fair value hedges with a notional of $650.0 million. The fair value mark of the previously hedged debt will be amortized into interest expense over the remaining term of the debt. The amounts previously deferred in Accumulated OCI will be amortized into interest expense as the hedged cash flows impact interest expense.

See Note 13 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements, as well as derivatives to hedge interest rate risk on SC's secured structured financings and the borrowings under its revolving credit facilities. SC uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by Trusts and borrowings under its warehouse facilities. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for the hedging instrument and the hedged item.

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

NOTE 14. DERIVATIVES (continued)

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Most of the Company`s residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS.

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management needs and requirements. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2017 and December 31, 2016 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Mortgage banking derivatives:
Forward commitments to sell loans	$311,852	$693,137	$3	$8,577	$459	$—
Interest rate lock commitments	126,194	253,568	2,105	2,316	—	—
Mortgage servicing	330,000	295,000	193	838	2,092	1,635
Total mortgage banking risk management	768,046	1,241,705	2,301	11,731	2,551	1,635

Customer related derivatives:
Swaps receive fixed	9,328,079	9,646,151	72,912	127,123	70,348	49,642
Swaps pay fixed	9,576,893	9,785,170	110,109	85,877	51,380	97,759
Other	1,834,962	1,611,342	19,971	3,421	18,308	1,989
Total customer related derivatives	20,739,934	21,042,663	202,992	216,421	140,036	149,390

Other derivative activities:
Foreign exchange contracts	2,764,999	3,366,483	24,932	56,742	25,521	46,430
Interest rate swap agreements	1,749,349	1,064,289	9,596	2,075	1,631	2,647
Interest rate cap agreements	10,932,707	9,491,468	135,942	76,387	32,109	—
Options for interest rate cap agreements	10,906,081	9,463,935	32,165	—	135,824	76,281
Total return settlement	—	658,471	—	—	—	30,618
Other	824,786	1,265,583	5,874	12,293	5,228	16,325
Total	$48,685,902	$47,594,597	$413,802	$375,649	$342,900	$323,326

NOTE 14. DERIVATIVES (continued)

The Company purchased price holdback payments and total return settlement payments that were considered to be derivatives, collectively referred to herein as total return settlement, and accordingly were marked to fair value each reporting period. The Company was obligated to make purchase price holdback payments on a periodic basis to a third-party originator of loans that the Company has purchased, when losses are lower than originally expected. The Company also was obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased loans are greater than originally expected. All purchase price holdback payments and all total return settlement payments due in 2016 and 2017 have been made and as of December 31, 2017, the derivative instrument has been settled.

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2017 and 2016:

		Year Ended December 31,
Derivative Activity(1)	Line Item	2017	2016	2015
		(in thousands)
Fair value hedges:
Cross-currency swaps (2)	Miscellaneous income	$—	$174	$62
Interest rate swaps	Miscellaneous income	2,397	1,959	(1,412)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(10,152)	(9,848)	(11,595)
Pay variable receive-fixed interest rate swap	Net interest income	9,104	2,353	—
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(9,033)	8,028	2,963
Interest rate lock commitments	Mortgage banking income	(211)	(224)	(522)
Mortgage servicing	Mortgage banking income	(1,103)	2,027	(2,806)
Customer related derivatives	Miscellaneous income	(3,802)	23,770	1,100
Foreign exchange	Miscellaneous income	5,634	7,526	6,705
Interest rate swaps, caps, and options	Miscellaneous income	10,897	4,450	13,593
	Net interest income	6,060	51,862	78,640

Total return settlement	Other administrative expenses	—	(4,365)	(10,973)
Other	Miscellaneous income	4,285	(1,018)	(1,129)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

(2)	Cross currency swaps designated as hedges matured in the first quarter of 2016.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017
Cash flow hedges	$49,442	$—	$49,442	$—	$3,076	$46,366
Other derivative activities(1)	411,697	6,731	404,966	2,021	77,975	324,970
Total derivatives subject to a master netting arrangement or similar arrangement	461,139	6,731	454,408	2,021	81,051	371,336
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,105	—	2,105	—	—	2,105
Total Derivative Assets	$463,244	$6,731	$456,513	$2,021	$81,051	$373,441

December 31, 2016
Cash flow hedges	$45,681	$—	$45,681	$—	$21,690	$23,991
Other derivative activities(1)	374,052	7,551	366,501	4,484	39,474	322,543
Total derivatives subject to a master netting arrangement or similar arrangement	419,733	7,551	412,182	4,484	61,164	346,534
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,597	—	1,597	—	—	1,597
Total Derivative Assets	$421,330	$7,551	$413,779	$4,484	$61,164	$348,131

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2017
Cash flow hedges (3)	$84,911	$—	$84,911	$—	$622	$84,289
Other derivative activities(1)	342,752	16,236	326,516	—	165,716	160,800
Total derivatives subject to a master netting arrangement or similar arrangement	427,663	16,236	411,427	—	166,338	245,089
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	148	—	148	—	—	148
Total Derivative Liabilities	$427,811	$16,236	$411,575	$—	$166,338	$245,237

December 31, 2016
Cash flow hedges (3)	$59,812	$—	$59,812	$—	$110,856	$—
Other derivative activities(1)	292,708	34,197	258,511	—	95,138	163,373
Total derivatives subject to a master netting arrangement or similar arrangement	352,520	34,197	318,323	—	205,994	163,373
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	30,618	—	30,618	—	—	30,618
Total Derivative Liabilities	$383,138	$34,197	$348,941	$—	$205,994	$193,991

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

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

On December 22, 2017, the TCJA, was enacted. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. At December 31, 2017, the Company recorded a one-time tax benefit of $427.3 million, primarily due to the re-valuation of its net deferred tax liability at the lower 21% rate.

NOTE 15. INCOME TAXES (continued)

Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 specifies, among other things, that reasonable estimates of the income tax effects of the TCJA should be used, if determinable. Further, SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes (ASC 740), if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). The Company has obtained and analyzed all currently available information to record the effect of the change in tax law. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, this accounting may be impacted by other analyses related to the TCJA, technical corrections or other amendments to the TCJA, further accounting or administrative tax guidance.

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
Foreign	$7,288	$30,983	$26,042
Federal	24,335	71,429	160,107
State	7,951	(2,646)	44,712
Total current	39,574	99,766	230,861

Deferred:
Foreign	(15,065)	(36,039)	(5,878)
Federal	(189,903)	143,494	(755,630)
State	13,060	106,494	(69,111)
Total deferred	(191,908)	213,949	(830,619)
Total income tax provision/(benefit)	$(152,334)	$313,715	$(599,758)

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company's effective tax rate for each of the years indicated:

	Year Ended December 31,
	2017	2016	2015
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	0.9%	(5.0)%	(0.1)%
Tax-exempt income	(1.8)%	(1.6)%	0.5%
BOLI	(2.8)%	(2.1)%	0.6%
State income taxes, net of federal tax benefit	2.5%	5.7%	(1.8)%
General business tax credits	(2.0)%	(2.1)%	0.3%
Electric vehicle credits	(2.9)%	(2.7)%	0.8%
Basis in SC	3.4%	3.1%	26.6%
Nondeductible goodwill impairment	—%	—%	(45.7)%
Uncertain tax position reserve	(0.4)%	3.3%	(2.9)%
Tax reform	(52.1)%	—%	—%
Other	1.6%	(0.7)%	3.1%
Effective tax rate	(18.6)%	32.9%	16.4%

NOTE 15. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2017	2016
Deferred tax assets:
ALLL	$214,873	$255,221
Internal Revenue Code ("IRC") Section 475 mark to market adjustment	512,177	474,366
Unrealized loss on available-for-sale securities	57,324	80,958
Unrealized loss on derivatives	13,217	6,512
Capital loss carryforwards	28,873	35,770
Net operating loss carry forwards	924,871	1,441,368
Non-solicitation payments	237	643
Employee benefits	112,206	152,324
General business credit & other tax credit carry forwards	627,969	564,011
Broker commissions paid on originated mortgage loans	11,179	15,665
Minimum tax credit carry forwards	164,661	162,956
Recourse reserves	5,143	10,812
Deferred interest expense	55,552	80,421
Other	120,450	146,911
Total gross deferred tax assets	2,848,732	3,427,938
Valuation allowance	(235,920)	(124,953)
Total deferred tax assets	2,612,812	3,302,985

Deferred tax liabilities:
Purchase accounting adjustments	82,217	123,518
Deferred income	20,562	31,231
Originated MSR	38,775	58,754
Change in Control deferred gain	345,014	396,600
Leasing transactions	2,076,602	2,622,331
Depreciation and amortization	122,417	297,314
Unremitted foreign earnings	—	67,720
Other	125,569	136,065
Total gross deferred tax liabilities	2,811,156	3,733,533

Net deferred tax (liability)	$(198,344)	$(430,548)

The IRC Section 475 mark to market adjustment deferred tax asset is related to SC's business as a dealer, which is required to be recognized under IRC Section 475 for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes. The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on leasing transactions. The Change in Control deferred gain is the book over tax basis difference in the Company's investment in SC. The deferred tax liability would be realized upon the Company's disposition of its interest in SC or through dividends received from SC.

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

NOTE 15. INCOME TAXES (continued)

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry-forward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2017, the Company maintains a valuation allowance of $235.9 million related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carry-forward periods have expired.

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2017, the Company has recorded a deferred tax asset of $800.2 million related to federal and Puerto Rico net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2037. The Company has recorded a deferred tax asset of $124.7 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2037. The Company has recorded a deferred tax asset of $28.9 million related to capital loss carryforwards, which may be used against future capital gain income. If not utilized in future years, these will expire in varying amounts through 2020. The Company also has recorded a deferred tax asset of $628.0 million related to tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2037. The Company has concluded that it is more likely than not that $101.2 million of the deferred tax asset related to the federal and Puerto Rico net operating loss carryforwards, $5.5 million of the deferred tax asset related to state net operating loss carryforwards, $23.9 million of the deferred tax asset related to capital loss carryforwards, $74.5 million of the deferred tax asset related to tax credit carryforwards and $30.8 million of the deferred tax timing differences will not be realized and correspondingly has established a valuation allowance.

With the exception of one subsidiary, as of December 31, 2017, the Company’s intention to permanently reinvest unremitted earnings of certain foreign subsidiaries in accordance with ASC 740-30 (formerly Accounting Principles Board Opinion No. 23) remains unchanged. This will continue to be evaluated as the Company’s business needs and requirements evolve. While the TCJA includes a transition tax which amounts to a deemed repatriation of foreign earnings and a one-time inclusion of these earnings in U.S. taxable income, there could be additional costs of actual repatriation of the foreign earnings, such as state taxes and foreign withholding taxes, which are inherently difficult to quantify. With respect to the subsidiary for which the Company did make a decision to no longer permanently reinvest its unremitted earnings, a $55.7 million tax liability was initially recorded in the three months ended December 31, 2017 to reflect the applicable deferred taxes. With the enactment of the TCJA transition tax, this liability was reduced to $25.1 million by year-end.

The TCJA also requires a U.S. shareholder of a controlled foreign corporation ("CFC") to include in income, as a deemed dividend, the global intangible low-taxed income ("GILTI") of the CFC. This provision is effective for taxable years of foreign corporations beginning after December 31, 2017, and to taxable years of United States shareholders in which or with which such taxable years of foreign corporations end. The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current period expense when incurred.

The Company has not provided deferred income taxes of $28.8 million on approximately $112.1 million of the Bank's existing pre-1988 tax bad debt reserve at December 31, 2017, due to the indefinite nature of the recapture provisions. Certain rules under section 593 of the Internal Revenue Code govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by the Bank in excess of certain earnings and profits, the redemption of the Bank’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 15. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2017, the Company had reserves related to tax benefits from uncertain tax positions of $84.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total
Gross unrecognized tax benefits at January 1, 2015	$155,716	$24,621	$180,337
Additions based on tax positions related to 2015	2,752	31	2,783
Additions for tax positions of prior years	105,526	3,677	109,203
Reductions for tax positions of prior years	(15)	(9)	(24)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,116)	(2,061)	(6,177)
Gross unrecognized tax benefits at December 31, 2015	259,863	26,259	286,122
Additions based on tax positions related to 2016	17,323	1,505	18,828
Additions for tax positions of prior years	4,644	37,508	42,152
Reductions for tax positions of prior years	(218,994)	(18,828)	(237,822)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,194)	(43)	(4,237)
Settlements	(2,886)	(3,028)	(5,914)
Gross unrecognized tax benefits at December 31, 2016	55,756	43,373	99,129
Additions based on tax positions related to the current year	987	—	987
Additions for tax positions of prior years	2,728	1,877	4,605
Reductions for tax positions of prior years	(784)	(1,926)	(2,710)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(9,999)	(1,526)	(11,525)
Gross unrecognized tax benefits at December 31, 2017	$48,688	$41,798	$90,486
Gross net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2017	$48,688	$41,798

Less: Federal, state and local income tax benefits			(5,927)
Net unrecognized tax benefit reserves			$84,559

Tax positions will initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and relevant governmental taxing authorities. In establishing an income tax provision, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes penalties and interest accrued related to unrecognized tax benefits within Income tax provision on the Consolidated Statements of Operations.

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

NOTE 15. INCOME TAXES (continued)

In November 2015, the Federal District Court granted the Company’s motions for summary judgment and later ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment and the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court, finding that the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The case has been remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On remand, the parties are awaiting the Court’s decision on motions for summary judgment filed by the Company regarding the remaining issues.

In response to the First Circuit's decision, the Company, at December 31, 2016, used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.8 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.8 million to no change.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

NOTE 16. STOCK-BASED COMPENSATION

SC Stock Compensation Plans

Prior to its expiration on January 31, 2015, SC granted stock options to certain executives, other employees, and independent directors under the 2011 Management Equity Plan (the "SC Plan").The SC Plan was administered by SC's Board and enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled or forfeited). No further awards will be made under this plan. In December 2013, the SC Board established an Omnibus Incentive Plan (the "Omnibus Incentive Plan"), amended and restated as of June 2016, which enables SC to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,641 common shares.

Stock options granted have an exercise price based on the estimated fair market value of SC Common Stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under a management shareholder agreement (the "Management Shareholder Agreement") entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and SC's execution of the IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave SC, SC would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the SC Plan) or voluntarily left SC without good reason (as defined in the SC Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left SC with good reason, in each case, prior to the Lapse Date the repurchase price would be the fair market value at the date of repurchase. Management believes SC's repurchase right caused the IPO to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.

On December 28, 2013, the SC Board approved certain changes to the SC Plan and the Management Shareholder Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the SC Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, SC's execution of the IPO and, accordingly, became effective upon pricing of the IPO on January 22, 2014. In addition, on December 28, 2013, SC granted 583,890 shares of restricted stock to certain executives under its Omnibus Incentive Plan (the “Omnibus Incentive Plan”). Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $5.5 million, $0.7 million and $8.9 million recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 16. STOCK-BASED COMPENSATION (continued)

Also in connection with the IPO, SC granted additional stock options under the SC Plan to certain executives, other employees, and an independent director with a grant date fair value of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants were made during the year ended December 31, 2016 to employees, and the estimated compensation costs associated with these additional grants was $0.7 million, which will also be recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model. No stock option grants were made during the year ended December 31, 2017.

A summary of SC's stock options and related activity as of and for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2017	4,295,830	$12.70	5.6	$12,982
Granted	—	—
Exercised	(1,435,606)	9.51		8,047
Expired	(470,276)	20.28
Forfeited	(694,940)	14.94
Options outstanding at December 31, 2017	1,695,008	$12.39	4.7	$12,058
Options exercisable at December 31, 2017	1,455,170	$10.91	4.3	$11,851
Options expected to vest after December 31, 2017	239,838	$21.35	6.7

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV (the "CRD IV") prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity, SC RSUs in February and April 2015. Pursuant to the applicable award agreements under the Omnibus Incentive Plan, a portion of the RSUs vested immediately upon grant, and a portion will vest annually over the next 3 years. In June 2015, as part of a separate grant under the Omnibus Incentive Plan, SC granted certain officers RSUs that vest over a three-year period, with vesting dependent on Santander's performance over that time. After vesting, stock obtained by employees and officers through RSUs must be held for 1 year. In October 2015, SC granted certain directors RSUs under the Omnibus Incentive Plan that vest upon the earlier of the first anniversary of the grant date or the first annual shareholders' meeting following the grant date. In December 2015, SC granted a new officer RSUs that will vest in equal portions on each of the first three anniversaries of the grant date.

In February, June and November 2016, SC granted certain new employees RSUs that will vest annually over a three-year period. In March, April and November 2016, RSUs that vest annually over a three-year period were granted to certain officers and employees as retention awards. The RSUs granted as retention awards to officers and employees whose variable compensation is subject to the provisions of CRD IV must be held for one year after vesting. Further, in accordance with the provisions of CRD IV, in April 2016, SC granted RSUs to certain officers and employees, a portion of which vested immediately upon grant and a portion that vest annually over a three-year period, and all of which must be held for one year after vesting. In addition, in November 2016, SC granted certain officers RSUs that vest over a three-year period, with vesting dependent on Santander performance over that time and which must be held for one year after vesting. In November and December 2016, SC granted certain directors RSUs that vest upon the earlier of the first anniversary of grant date or the first annual shareholders' meeting following the grant date. All RSU grants during 2016 were made under the Omnibus Incentive Plan.

In March, May, August, and October 2017, SC granted to certain employees subject to CRD IV RSUs that vest annually over three-year periods. In March 2017, SC granted RSUs to certain officers and employees in connection with their 2016 annual bonuses. For the RSUs granted to officers and employees subject to CRD IV, except for SC's CEO, 60% of the RSUs vested immediately upon grant and 40% of the RSUs will vest ratably over three-year periods, all of which must be held for one year after vesting. For the RSUs granted to SC's CEO, half of the RSUs vested immediately upon grant and half of the RSUs will vest ratably over a five-year period, subject to the achievement of certain performance conditions. For employees not subject to CRD IV, the RSUs will vest ratably over three-year periods. In June 2017, SC granted certain directors RSUs that vest upon the earlier of the first anniversary of the grant date or the first annual shareholders' meeting following the grant date. All RSU grants during 2017 were made under the Omnibus Incentive Plan.

NOTE 16. STOCK-BASED COMPENSATION (continued)

On November 15, 2017, Mr. Dundon (the former Chairman of SC's Board and its CEO), the Company, SC, Santander Consumer USA Inc., Santander and DDFS LLC (an affiliate of Mr. Dundon) entered into a settlement agreement, the (“Settlement Agreement”) that, among other things, amended the terms of a prior settlement agreement among the parties in connection with Mr. Dundon’s departure from SC. Pursuant to the Settlement Agreement, among other things, Mr. Dundon received payments from SC totaling $66.1 million, of which $52.8 million was paid in satisfaction of Mr. Dundon’s previous exercise of certain stock options that was the subject of the Separation Agreement entered into by Mr. Dundon in connection with his departure from SC. The Settlement Agreement also modifies the terms of certain equity-based awards previously granted to Mr. Dundon. Please refer to Note 21 of these Consolidated Financial Statements and the section of the MD&A captioned “Employment and Other Agreements.”

A summary of the status and changes of SC's non-vested stock option shares as of and for the year ended December 31, 2017, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	1,151,067	$7.02
Granted	—	—
Vested	(216,289)	7.66
Forfeited or expired	(694,940)	6.73
Non-vested at December 31, 2017	239,838	$7.29

At December 31, 2017, total unrecognized compensation expense for non-vested stock options granted was $1.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

There were no stock options granted to employees in 2017. The following summarizes the assumptions used in estimating the fair value of stock options granted under the Management Equity Plan to employees for the years ended December 31, 2016 and 2015.

	For the year ended December 31, 2016	For the year ended December 31, 2015
Assumption:
Risk-free interest rate	1.79%	1.64% - 1.97%
Expected life (in years)	6.5	6.0 - 6.5
Expected volatility	33%	32% - 48%
Dividend yield	3.69%	1.6% - 2.7%
Weighted average grant date fair value	$3.14	$6.92 - $9.67

The Company has the same fair value basis with that of SC for any stock option awards after the IPO date.

NOTE 17.OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the 401(k) Plan, sponsored by the Company, following their completion of one month of service. There is no age requirement to join the 401(k) Plan. The Bank matches 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Bank's match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Bank recognized expense for contributions to the 401(k) Plan of $20.6 million, $21.1 million and $20.4 million during 2017, 2016 and 2015, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

SC sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. SC matches 100% of employee contributions up to 6% of their base salary. The total amount contributed by SC in 2017, 2016 and 2015 was $12.4 million, $11.8 million and $9.5 million, respectively.

NOTE 17.OTHER EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Plans and Other Post Retirement Benefit Plans

The Company sponsors several defined benefit plans and other post retirement benefit plans that cover certain employees. All of the plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The Company complies with minimum funding requirements in all countries. The Company also sponsors several supplemental executive retirement plans and other unfunded post-retirement benefit plans that provide health care to certain retired employees.

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $65.9 million and $74.0 million related to its total defined benefit pension plans and other post-retirement benefit plans. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $50.5 million and $58.0 million at December 31, 2017 and December 31, 2016, respectively.

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

As of December 31, 2017, $15.4 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $139.6 million of these financial assets were measured using quoted market prices for identical instruments, or Level 1 inputs. Approximately $14.6 billion of these financial assets were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $684.8 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.4% of total assets measured at fair value on a recurring basis and approximately 0.5% of total consolidated assets.

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

NOTE 18. FAIR VALUE (continued)

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

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016 for any assets or liabilities valued at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2017 and December 31, 2016.

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017	Level 1	Level 2	Level 3	Balance at December 31, 2016
Financial assets:
U.S. Treasury securities	$139,615	$858,497	$—	$998,112	$224,506	$1,632,351	$—	$1,856,857
Debentures of FHLB, FNMA and FHLMC	—	—	—	—	—	—	—	—
Corporate debt	—	11,660	—	11,660	—	—	—	—
ABS	—	156,910	350,252	507,162	—	396,157	814,567	1,210,724
Equity securities(1)	—	—	—	—	544	—	—	544
State and municipal securities	—	23	—	23	—	30	—	30
MBS	—	12,885,412	—	12,885,412	—	13,945,463	—	13,945,463
Investment securities AFS(1)(4)	139,615	13,912,502	350,252	14,402,369	225,050	15,974,001	814,567	17,013,618
Trading securities	1	—	—	1	214	1,416	—	1,630
RICs held-for-investment	—	—	186,471	186,471	—	—	217,170	217,170
LHFS (2)	—	197,691	—	197,691	—	453,293	—	453,293
MSRs (3)	—	—	145,993	145,993	—	—	146,589	146,589
Derivatives (4)	—	461,139	2,105	463,244	—	419,012	2,318	421,330
Total financial assets	$139,616	$14,571,332	$684,821	$15,395,769	$225,264	$16,847,722	$1,180,644	$18,253,630
Financial liabilities:
Derivatives (4)	—	427,217	594	427,811	—	351,820	31,318	383,138
Total financial liabilities	$—	$427,217	$594	$427,811	$—	$351,820	$31,318	$383,138

(1)
Investment securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, respectively, included $10.8 million and $10.6 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.

(2)	LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(3)
The Company has total MSRs of $149.2 million and $150.3 million as of December 31, 2017.and December 31, 2016, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(4)	Refer to Note 3 for the fair value of investment securities and to Note 14 for the fair values of derivative assets and liabilities, on a further disaggregated basis.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2017	Level 1	Level 2	Level 3	Balance at December 31, 2016
Impaired commercial LHFI	$—	$226,832	$356,343	$583,175	$13,147	$244,986	$265,664	$523,797
Foreclosed assets	—	20,011	106,581	126,592	—	30,792	79,721	110,513
Vehicle inventory	—	325,203	—	325,203	—	315,651	—	315,651
LHFS(1)	—	—	2,324,830	2,324,830	—	—	2,133,040	2,133,040
Auto loans impaired due to bankruptcy	—	121,578	—	121,578	—	—	—	—
MSRs	—	—	9,273	9,273	—	—	10,287	10,287

(1)	These amounts include $1.1 billion and $1.1 billion of personal loans held for sale that are impaired as of December 31, 2017 and December 31, 2016, respectively.

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $491.5 million and $449.5 million at December 31, 2017 and December 31, 2016, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 18. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year Ended December 31,
(in thousands)	Statement of Operations Location	2017	2016	2015
Impaired LHFI	Provision for credit losses	$(73,925)	$(99,082)	$(30,287)
Foreclosed assets	Miscellaneous income(1)	(13,505)	(8,339)	(8,001)
LHFS	Provision for credit losses	(3,700)	—	(323,514)
LHFS	Miscellaneous income(1)	(386,422)	(424,121)	(243,047)
Auto loans impaired due to bankruptcy	Provision for credit losses	(75,194)	—	—
Goodwill impairment	Impairment of goodwill(2)	(10,536)	—	(4,507,095)
Indefinite lived intangibles	Amortization of intangibles	—	—	(3,500)
MSRs	Mortgage banking income, net	(549)	503	1,505

(1)	These amounts reduce Miscellaneous income.

(2)
In the year ended December 31, 2015, goodwill totaling $5.5 billion attributed to the SC Reporting Unit was written down to its implied fair value of $1.0 billion, resulting in a goodwill impairment charge of $4.5 billion. In the year ended December 31, 2017, the $10.5 million of goodwill attributed to the Santander BanCorp reporting unit was impaired in connection with the Company's annual impairment test.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the years ended December 31, 2017 and 2016, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31, 2017					Year Ended December 31, 2016
(in thousands)	Investments AFS	RICs Held for Investment(2)	MSRs	Derivatives	Total	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total
Balances, beginning of period	$814,567	$217,170	$146,589	$(29,000)	$1,149,326	$1,360,240	$335,425	$147,233	$(51,278)	$1,791,620
Losses in other comprehensive income	(9,570)	—	—	—	(9,570)	8,779	—	—	—	8,779
Gains/(losses) in earnings	—	54,363	1,967	(1,002)	55,328	—	98,494	3,887	(5,295)	97,086
Additions/Issuances	—	21,671	15,788	—	37,459	509,006	36,623	20,256	—	565,885
Settlements(1)	(454,745)	(106,733)	(18,351)	31,516	(548,313)	(1,063,458)	(253,372)	(24,787)	27,573	(1,314,044)
Balances, end of period	$350,252	$186,471	$145,993	$1,514	$684,230	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$54,363	$1,967	$(791)	$55,539	$—	$98,494	$3,887	$(5,071)	$97,310

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

(2)	Includes additions of $21.7 million of NPL acquired by SC under optional clean up calls from its non-consolidated Trusts.

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

Actively traded quoted market prices for the majority of the investment securities AFS, such as U.S. Treasury and government agency securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

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

Gains and losses on investments are recognized in the Consolidated Statements of Operations through Net (losses)/gains on sale of investment securities.

RICs held-for-investment

For certain RICs held for investment, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, RICs held for investment for which the Company has elected the FVO are classified as Level 3.

NOTE 18. FAIR VALUE (continued)

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.7 million and $9.1 million, respectively, at December 31, 2017.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.7 million and $9.1 million, respectively, at December 31, 2017.

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

NOTE 18. FAIR VALUE (continued)

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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at December 31, 2017 and 2016.

(Dollars in thousands)	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$304,727	DCF	Discount Rate (1)	2.16% - 2.90% (2.28%)
Sale-leaseback securities	$45,525	Consensus Pricing (2)	Offered quotes (3)	120.19%
RICs held for investment	$186,471	DCF	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.37%)
			Recovery Rate (6)	25.00% - 43.00% (41.51%)
Personal loans held for sale	$1,062,090	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal Payment Rate	50.00% - 70.00%
			Loss Severity Rate	90.00% - 95.00%
RICs held for sale	$1,101,049	DCF	Discount Rate	3.00% - 6.00%
			Default Rate	3.00% - 4.00%
			Prepayment Rate	15.00% - 20.00%
			Loss Severity Rate	50.00% - 60.00%
MSRs	$145,993	DCF	Prepayment rate ("CPR") (7)	0.06% - 46.95% (9.80%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,105	DCF	Pull through percentage (9)	76.98%
			MSR value (10)	0.73% - 1.03% (0.95%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type, note rate and maturity.

(8)	Based on the nature of the input, a range or weighted average does not exist.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.

NOTE 18. FAIR VALUE (continued)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
ABS
Financing bonds	$764,196	Discounted Cash Flow	Discount Rate (1)	1.42% - 2.69% (1.82%)
Sale-leaseback securities	$50,371	Consensus Pricing (2)	Offered quotes (3)	128.27%
RICs held-for-investment	$217,170	Discounted Cash Flow	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (9.99%)
			Recovery Rate (6)	25.00% - 43.00% (28.78%)
Personal loans held for sale	$1,077,601	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal Payment Rate	50.00% - 70.00%
			Loss Severity Rate	90.00% - 95.00%
RICs held for sale	$924,748	DCF	Discount Rate	3.00% - 6.00%
			Default Rate	3.00% - 4.00%
			Prepayment Rate	15.00% - 20.00%
			Loss Severity Rate	50.00% - 60.00%
MSRs	$146,589	Discounted Cash Flow	Prepayment rate (CPR) (7)	0.29% - 38.80% (9.36%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,316	Discounted Cash Flow	Pull through percentage (9)	78.71%
			MSR value (10)	0.73% - 1.03% (0.95%)
Financial Liabilities:
Total return settlement	$30,618	Discounted Cash Flow	Discount Rate (4)	6.50%
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

NOTE 18. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2017					December 31, 2016
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and amounts due from depository institutions	$6,519,967	$6,519,967	$6,519,967	$—	$—	$10,035,859	$10,035,859	$10,035,859	$—	$—
Investment securities AFS(1)	14,402,369	14,402,369	139,615	13,912,502	350,252	17,013,618	17,013,618	225,050	15,974,001	814,567
Investment securities HTM	1,799,808	1,773,938	—	1,773,938	—	1,658,644	1,635,413	—	1,635,413	—
Trading securities	1	1	1	—	—	1,630	1,630	214	1,416	—
LHFI, net	76,829,277	78,579,144	—	136,832	78,442,312	82,005,321	81,955,122	13,147	244,986	81,696,989
LHFS	2,522,486	2,522,521	—	197,691	2,324,830	2,586,308	2,586,333	—	453,293	2,133,040
Restricted cash	3,818,807	3,818,807	3,818,807	—	—	3,016,948	3,016,948	3,016,948	—	—
MSRs(2)	149,197	155,266	—	—	155,266	150,343	156,876	—	—	156,876
Derivatives	463,244	463,244	—	461,139	2,105	421,330	421,330	—	419,012	2,318

Financial liabilities:
Deposits	60,831,103	60,864,110	55,456,511	5,407,599	—	67,240,690	67,141,041	58,067,792	9,073,249	—
Borrowings and other debt obligations	39,003,313	39,335,087	—	23,281,166	16,053,921	43,524,445	43,770,267	830	26,132,197	17,637,240
Derivatives	427,811	427,811	—	427,217	594	383,138	383,138	—	351,820	31,318

(1)
Investment securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 included $10.8 million and $10.6 million, respectively, of equity securities valued using net asset value as a practical expedient that are not presented within these tables.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets:

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

NOTE 18. FAIR VALUE (continued)

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

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to the Company for other borrowings with similar terms and remaining maturities. Certain other debt obligation instruments are valued using available market quotes for similar instruments, which contemplates issuer default risk. The related fair value measurements have generally been classified as Level 2. A certain portion of debt relating to revolving credit facilities is classified as Level 3. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements and, therefore, they are considered to be Level 3.

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

NOTE 18. FAIR VALUE (continued)

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

RICs held for investment

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs held for investment. These loans consisted primarily of SC’s RICs accounted for by SC under ASC 310-30, as well as all of SC’s RICs that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding UPB of $2.6 billion with a fair value of $1.9 billion at that date. The balance also includes non-performing loans acquired by SC under optional clean up calls from its non-consolidated securitization Trusts.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
LHFS(1)	$197,691	$194,928	$2,763	$453,293	$459,378	$(6,085)
RICs held-for-investment	186,471	211,580	(25,109)	217,170	279,004	(61,834)
Nonaccrual loans	15,023	19,836	(4,813)	27,731	39,390	(11,659)

(1)
LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

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

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $146.0 million and $146.6 million at December 31, 2017 and 2016, respectively. Changes in fair value totaling a gain of $2.0 million and a gain of $3.9 million were recorded in Mortgage banking income, net in the Consolidated Statements of Operations during the years ended December 31, 2017 and 2016, respectively.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$29,475,864	$28,889,904
Letters of credit	1,559,297	2,071,089
Unsecured revolving lines of credit	27,938	30,547
Recourse exposure on sold loans	46,572	69,877
Commitments to sell loans	19,477	49,121
Total commitments	$31,129,148	$31,110,538

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

Included within the reported balances for Commitments to extend credit at December 31, 2017 and December 31, 2016 are $6.4 billion and $6.3 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

(in thousands)	December 31, 2017	December 31, 2016
1 year or less	$5,858,236	$5,656,552
Over 1 year to 3 years	5,381,113	5,265,685
Over 3 years to 5 years	4,478,320	4,680,057
Over 5 years (1)	13,758,195	13,287,610
Total	$29,475,864	$28,889,904

(1)	Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding more than 5 years.

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

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2017 was 16.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2017 was $1.6 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at December 31, 2017. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of December 31, 2017 and December 31, 2016, the liability related to these letters of credit was $18.2 million and $8.1 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at December 31, 2017 and December 31, 2016 were lines of credit outstanding of $90.9 million and $114.4 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

(in thousands)	December 31, 2017	December 31, 2016
1 year or less	$918,191	$1,360,495
Over 1 year to 3 years	286,505	399,866
Over 3 years to 5 years	312,881	283,975
Over 5 years	41,720	26,753
Total	$1,559,297	$2,071,089

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The UPB outstanding of loans sold in these programs was $136.0 million as of December 31, 2017 and $341.7 million as of December 31, 2016. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $12.2 million as of December 31, 2017 and $34.4 million as of December 31, 2016, or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At December 31, 2017 and December 31, 2016, the Company had $1.3 million and $3.8 million, respectively, of reserves classified in Accrued expenses and payables on the Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC Commitments

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of December 31, 2017, the total unused credit available to customers was $3.9 billion. In 2017, the Company purchased $1.2 billion of receivables out of the $4.0 billion of unused credit available to customers at December 31, 2016. In addition, SC purchased $0.3 billion of receivables related to newly-opened customer accounts in 2017. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2017 and December 31, 2016, SC was obligated to purchase $11.5 million and $12.6 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2017, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Chrysler Agreement

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $6.6 million and $10.1 million at December 31, 2017 and December 31, 2016, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates at December 31, 2017. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to our and SC's business financial condition and results of operations.

Agreement with Bank of America

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $8.1 million and $9.8 million at December 31, 2017 and December 31, 2016, respectively, related to this obligation.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Agreement with Citizens Bank of Pennsylvania ("CBP")

Until May 1, 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200.0 million and a minimum of $50.0 million per quarter. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $5.6 million and $4.6 million at December 31, 2017 and December 31, 2016, respectively, related to this obligation.

As of December 31, 2017, SC was party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. As of December 31, 2017 and December 31, 2016, the remaining aggregate commitments were $98.9 million and $166.2 million, respectively.

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $6.3 million and $0.0 million at December 31, 2017 and December 31, 2016, respectively, for other miscellaneous contingencies.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas Our SC subsidiary, headquartered in Dallas, Texas, our BSI subsidiary, headquartered in Miami, Florida, and our Santander BanCorp, Banco Santander Puerto Rico and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes. In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in Banco Santander Puerto Rico returning to normal operations.

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions, and increased its allowance for loan losses by approximately $110 million recorded during the full year of 2017. However, for credit exposures in Puerto Rico, given the current state of the region, the Company has had limited information with which to estimate probable credit losses. As of December 31, 2017, the Company has approximately $3.5 billion of loan exposures in Puerto Rico, consisting of $1.6 billion in consumer loans, $1.9 billion in commercial loans, and $220 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may establish additional reserves for losses in future periods.

See discussion under the "Puerto Rico FINRA Arbitrations" section of Note 19 below for further discussion.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

As of December 31, 2017 and December 31, 2016, the Company accrued aggregate legal and regulatory liabilities of $161.8 million and $98.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $255 million as of December 31, 2017. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

OCC Identity Theft Protection Product ("SIP") Matter

On March 26, 2015, the Bank entered into a Cease and Desist Order (the "SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP, an identity theft protection product from the Bank's third party vendor. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty ("CMP") of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. Prior to entering into the SIP Consent Order, the Bank made $37.3 million in remediation payments to customers, representing the total amount paid for product enrollment.

Subsequently, the Bank commenced a further review in order to remediate checking account customers who may have been charged an overdraft fee and credit card customers who may have been charged an over limit fee and/or finance charge related to SIP product fees. The approximate amount of the expected additional remediation is $5.2 million. The Bank is currently implementing the actions and remediation set forth in the Bank’s action plans to reimburse customers.

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand ("CID") from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding these practices. Pursuant to the terms of the consent order, the Bank paid a CMP of $10.0 million and agreed to validate the elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions in connection with telemarketing by the third-party vendor. The Bank is also required to make certain changes to its third-party vendor oversight policy and its customer complaint policy.  The Bank is currently implementing a remediation plan and working to meet the other consent order requirements. It is possible that additional litigation could be filed as a result of these issues.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Other Matters

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

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit is against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the IPO on behalf of a class consisting of those who purchased or otherwise acquired our securities between January 23, 2014 and June 12, 2014. The amended class action complaint alleges, among other things, that SC's IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. On December 18, 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes. On July 11, 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). Plaintiffs’ motion to lift the stay has been fully briefed.

Feldman Lawsuit: On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

Parmelee Lawsuit: SC is a defendant in two purported securities class actions lawsuits that were filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired our securities between February 3, 2015 and March 15, 2016. The complaint alleges, among other things, that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. On March 14, 2017, SC filed a motion to dismiss the lawsuit. On January 3, 2018, the court granted SC’s motion as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants.

Jackie888 Lawsuit: On September 27, 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. On April 13, 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Consumer Lending Cases

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

Regulatory Proceedings

SC is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRBB, the CFPB, the DOJ, the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

Currently, such matters include, but are not limited to, the following:

•
SC received a civil subpoena from the DOJ under Financial Institutions Reform, Recovery and Enforcement Act, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans, and also from the SEC requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ and the SEC with respect to these matters.

•
In October 2014, May 2015, July 2015 and February 2017, SC received CIDs from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states will serve as an executive committee on behalf of a group of 31 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC’s underwriting, securitization, servicing and collection of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and/or CIDs, and has otherwise cooperated with the Attorneys General with respect to this matter.

•
In July 2015, the CFPB notified SC that it had referred to the DOJ certain alleged violations by SC of the ECOA regarding statistical disparities in markups charged by vehicle dealers to protected groups on loans originated by those dealers and purchased by SC and the treatment of certain types of income in SC’s underwriting process. In September 2015, the DOJ notified SC that it has initiated an investigation under the ECOA of SC’s pricing of vehicle loans based on the referral from the CFPB. SC has resolved the DOJ investigation pursuant to a confidential agreement with the CFPB.

•
In February 2016, the CFPB issued a supervisory letter relating to its investigation of SC’s compliance systems, Board and senior management oversight, consumer complaint handling, marketing of guaranteed auto protection ("GAP") coverage and loan deferral disclosure practices. SC subsequently received a series of CIDs from the CFPB requesting information and testimony regarding SC’s marketing of GAP coverage and loan deferral disclosure practices. SC has responded to these requests within the deadlines specified in the CIDs, and has otherwise cooperated with the CFPB with respect to this matter.

•
In August 2017, SC received a CID from the CFPB. The stated purpose of the CID is to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the deadlines specified in the CIDs and has otherwise cooperated with the CFPB with respect to this matter.

2017 Written Agreement with the Federal Reserve

On March 21, 2017, SC and SHUSA entered into a written agreement (the "2017 Written Agreement") with the FRB of Boston. Under the terms of the 2017 Written Agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of SC's management and operations.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Mississippi Attorney General Lawsuit

On January 10, 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the "MCPA") and seeks unspecified civil penalties, equitable relief and other relief. On March 31, 2017, SC filed motions to dismiss the Mississippi AG’s lawsuit, and subsequently filed a motion to stay the lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT. On September 25, 2017, the court granted the motion to stay and ordered a stay of all proceedings, excluding discovery and final briefing on motions to dismiss.

SCRA Consent Order

In February 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the Servicemember's Civil Relief Act (the "SCRA"). The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of the SC’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of December 31, 2017, SSLLC had received 312 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 245 arbitration cases that remained pending as of December 31, 2017.

As a result of the recent hurricane impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico CEF Shareholder Derivative and Class Actions

Santander, Santander BanCorp, BSPR, SSLLC, Santander Asset Management, LLC and several directors and members of senior management of these entities are defendants in a purported class action and shareholder derivative suit pending in the United States District Court for the District of the Commonwealth of Puerto Rico captioned Dionisio Trigo Gonzalez et al. v. Banco Santander, S.A. et al., No. 3:2016cv02868 (the “Trigo Lawsuit”). Brought by customers of certain CEFs, the complaint alleges misconduct including that the entities and individuals created, controlled, managed and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto-Rico-based investors, the complaint seeks unspecified damages but alleges damages to be at least tens of millions of dollars. The court denied plaintiffs’ motion to remand the case to Puerto Rico state court, and plaintiffs’ have sought reconsideration of that decision.

SSLLC, Santander BanCorp, BSPR and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180 million of Puerto Rico bonds and $101 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243 (the "Ponsa-Rabell Lawsuit"). The complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds and CEFs. The court denied a motion to consolidate the Trigo Lawsuit with the Ponsa-Rabell Lawsuit.

NOTE 19. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company's business, financial condition and results of operations.

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of these lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2017, are summarized as follows:

	AT DECEMBER 31, 2017
(in thousands)	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
2018	$134,041	$(7,513)	$126,528
2019	122,957	(6,803)	116,154
2020	97,313	(4,021)	93,292
2021	84,376	(1,046)	83,330
2022	71,478	(851)	70,627
Thereafter	209,624	(4,155)	205,469
Total	$719,789	$(24,389)	$695,400

The Company recorded rental expense of $150.0 million, $143.9 million and $155.4 million, net of $8.9 million, $8.1 million and $9.4 million of sublease income, in 2017, 2016 and 2015, respectively, in Occupancy and equipment expenses in the Consolidated Statement of Operations.

NOTE 20. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the Common equity tier 1 ("CET1") capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the Total capital ratio, and 4.0% for the Leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the Total capital ratio, and 5.0% for the Leverage ratio. At December 31, 2017 and 2016, the Company met the well-capitalized capital ratio requirements.

As a BHC, SHUSA is required to maintain a CET1 capital ratio of at least 4.5%, Tier 1 capital ratio of at least 6.0%, Total capital ratio of at least 8.0%, and Leverage ratio of at least 4.0%. The Company’s capital levels exceeded the ratios required for BHCs. The Company's ability to make capital distributions will depend on the Federal Reserve's accepting the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Company's capital status, as well as other supervisory factors.

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

NOTE 20. REGULATORY MATTERS (continued)

For a discussion of Basel III and the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section of the MD&A captioned "Regulatory Matters."

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

Federal banking laws, regulations and policies also limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. The OCC's prior approval would be required if the Bank is notified by the OCC that it is a problem institution or in troubled condition.

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the year, the Company paid cash dividends of $10.0 million to its common shareholder while no dividends were declared or paid to its common shareholder in 2016 or 2015. During the year, the Company also paid cash dividends to preferred shareholders of $14.6 million. The Company paid cash dividends to preferred shareholders of $15.1 million and $21.2 million in 2016 and 2015, respectively.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2017 and 2016:

	REGULATORY CAPITAL
(Dollars in thousands)	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
SBNA at December 31, 2017(1):
Regulatory capital	$10,014,774	$10,014,774	$10,668,635	$10,014,774
Capital ratio	18.17%	18.17%	19.36%	13.86%
SHUSA at December 31, 2017(1):
Regulatory capital	$16,342,296	$17,795,929	$19,450,655	$17,795,929
Capital ratio	16.38%	17.84%	19.50%	14.17%

	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
SBNA at December 31, 2016(1):
Regulatory capital	$10,005,701	$10,005,701	$10,759,357	$10,005,701
Capital ratio	16.17%	16.17%	17.39%	12.34%
SHUSA at December 31, 2016(1):
Regulatory capital	$15,136,250	$16,843,576	$18,774,836	$16,843,576
Capital ratio	14.51%	16.14%	18.00%	12.52%

(1)	Represents transitional ratios under Basel III

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

NOTE 21. RELATED PARTY TRANSACTIONS

The parties related to the Company are deemed to include, in addition to its subsidiaries, jointly controlled entities, the Company’s key management personnel (the members of its Board of Directors and certain officers at the level of senior executive vice president or above, together with their close family members) and the entities over which the key management personnel may exercise significant influence or control.

On March 28, 2017, SHUSA received a $9.0 million capital contribution from Santander.

On January 1, 2018, the Company purchased certain assets and assumed certain liabilities of Produban Servicios Informaticos Generales S.L. and Ingenieria De Software Bancario S.L., both affiliates of Santander. The book value and fair value of the net assets acquired was $2.8 million and $15.3 million respectively. Related to this transaction, in 2017 the Company received a net capital contribution from Santander of $2.8 million, representing cash received of $15.3 million and a return of capital of $12.5 million for the difference between the fair value of the assets purchased and the book value on the balance sheets of the affiliates. The Company contributed these assets at book value of $2.8 million to SBNA, an affiliate of the Company on January 1, 2018.

During 2017, SBNA sold $372.1 million of commercial loans to Santander. The sale resulted in $2.4 million of net gain for the year ended December 31, 2017, which is included in Miscellaneous (loss)/income, net(1) in the Consolidated Statements of Operations.

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to the Consolidated Financial Statements.

The Company has $8.7 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 1.6% of the outstanding principal of these securities as of December 31, 2017.

SBNA has entered into derivative agreements with Santander and Abbey National Treasury Services plc, a subsidiary of Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. These contracts had notional values of $2.0 billion and $0.1 billion, respectively, as of December 31, 2017, compared to $2.5 billion and $2.1 billion, respectively, as of December 31, 2016.

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the year ended December 31, 2017, the average unfunded balance outstanding under these commitments was $82.9 million.

During the year ended December 31, 2017, the Company paid $11.2 million in rental payments to Santander, compared to $6.1 million in 2016 and $8.1 million in 2015.

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company and the Bank, including the Company's executive officers, are priced at up to a 0.25% discount to market and require no application fee, but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company or the Bank. The outstanding balance of these loans was immaterial at December 31, 2017 and $2.1 million at December 31, 2016.

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in 2017 in the amount of $3.7 million, $3.6 million in 2016 and $3.8 million in 2015. There were no payables in connection with this agreement for the years ended December 31, 2017 and 2016. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2017 in the amount of $3.3 million, $15.1 million in 2016 and $9.8 million in 2015. In addition, as of December 31, 2017 and 2016, the Company had payables with Geoban, S.A. in the amounts of $0.2 million and $2.1 million, respectively. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statement of Operations.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Company to provide information technology development, support and administration, with fees paid in 2017 in the amount of $77.9 million, $91.7 million in 2016 and $101.6 million in 2015. In addition, as of December 31, 2017 and 2016, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $26.3 million and $17.9 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Company to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the amount of $110.7 million in 2017, $123.4 million in 2016 and $119.1 million in 2015. In addition, as of December 31, 2017 and 2016, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $10.2 million and $8.9 million, respectively. The fees related to this agreement are recorded in Occupancy and equipment expenses and Technology, outside service, and marketing expense in the Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $1.1 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2017, and $1.8 million and $1.6 million in 2016 and 2015, respectively. There were no payables in connection with this agreement in 2017 or 2016. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statement of Operations.

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

•
SC has a $3.0 billion committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, SC incurred interest expense, including unused fees of $51.7 million, $69.9 million and $96.8 million. As of December 31, 2017 and 2016, SC had accrued interest payable of $1.4 million and $6.3 million, respectively. In August 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of $6.0 million, $6.4 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, SC had $7.6 million and $1.6 million of fees payable to Santander under this arrangement.

•
SC has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $3.7 billion and $7.3 billion at December 31, 2017 and 2016, respectively, which are included in Note 14 of these Consolidated Financial Statements.

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

•
During the year ended December 31, 2017, SBNA purchased a RV/Marine loan portfolio from SC. Servicing of these receivables will be performed by SC. All fees and expenses associated with this agreement between SBNA and SC eliminate in consolidation.

•
Beginning in 2018, SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, SC has agreed to perform the servicing for any loans originated on SBNA’s behalf.

•
SC's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2017 and 2016, SCI had cash of $106.6 million and $98.8 million, respectively, on deposit with Banco Santander Puerto Rico. This transaction eliminates in the consolidation of SHUSA.

•
On March 29, 2017, SC entered into a Master Securities Purchase Agreement with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the year ended December 31, 2017, SC sold $1.2 billion of loans under this arrangement. Under a separate securities purchase agreement, SC sold $1.3 billion of prime loans to Santander during the year ended December 31, 2017. A total loss of $13.0 million was recognized for the year ended December 31, 2017 on these sales, which is included in Miscellaneous (loss)/income, net(1) in the Consolidated Statement of Operations. SC had $13.0 million of collections due to Santander as of December 31, 2017.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
SC is party to a master service agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. Under terms of the MSA, SC originated personal revolving loans of zero, zero, and $23.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2015, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. Effective August 17, 2016, SC ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
On July 2, 2015, the Company announced the departure of Mr. Dundon from his roles as Chairman of SC’s Board and its CEO, effective as of the close of business on July 2, 2015. On the date of Mr. Dundon's departure, among other things, he entered into the separation agreement (the"Separation Agreement").

The Separation Agreement as amended provided for certain payments and benefits to Mr. Dundon, as well as the delivery by the Company of an irrevocable notice to exercise the call option with respect to the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by that call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained. On August 31, 2016, Santander exercised its option to assume the Company’s obligation to purchase the shares of SC Common Stock in respect of that call transaction.

On November 15, 2017, the parties to the Separation Agreement entered into a settlement and release that, among other things, altered certain of the economic arrangements in the Separation Agreement. Pursuant to the settlement agreement, (i) the amounts payable by SC to Mr. Dundon were reduced by $50.0 million to $66.1 million and (ii) Santander affirmed its prior commitment to complete the call transaction. The call transaction was consummated at the aggregate price of $941.9 million, representing the aggregate of the previously agreed price per share of SC Common Stock of $26.17, plus accrued interest. The settlement agreement included mutual releases. All transactions contemplated by the settlement agreement, including the call transaction, were completed on November 15, 2017.

Pursuant to the Separation Agreement, concurrently with the completion of the call transaction, $294.5 million of the net proceeds payable to DDFS in that transaction were used to pay off all outstanding principal, interest and fees under a loan agreement between Santander and DDFS.

On November 15, 2017, Santander contributed the 34,598,506 shares of SC Common Stock purchased from DDFS in the call transaction to the Company. The Company recorded the capital contribution at the contribution date fair value of $566 million. As a result, the Company currently owns a total of 245,593,555 shares of SC Common Stock, representing approximately 68.1% of SC’s outstanding shares.

•
As of December 31, 2017, Mr. Kulas and Mr. Dundon, both former members of SC's Board of Directors and CEOs of SC, along with a Santander employee who was a member of the SC Board until the second quarter of 2015, each had a minority equity investment in a property in which SC leases 373,000 square feet as its corporate headquarters. Under the rental agreement, SC was not required to pay base rent until February 2015. During the years ended December 31, 2017, 2016 and 2015 SC paid $5.0 million, $4.9 million and $4.6 million, respectively, in lease payments on this property. Future minimum lease payments over the 9-year term of the lease, which extends through 2026, total $62.4 million.

Entities that transferred to the IHC have entered into or were subject to various agreements with Santander or affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2017, BSI had short-term borrowings from unconsolidated affiliates of $78.7 million compared to $278.2 million as of December 31, 2016. BSI had cash and cash equivalents deposited with affiliates of $152.7 million and $28.0 million as of December 31, 2017 and December 31, 2016, respectively. BSI has foreign exchange rate forward contracts with affiliated companies as counterparties with notional amounts of approximately $1.6 billion and $1.8 billion as of December 31, 2017 and December 31, 2016, respectively.

•
SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers (due to Santander) at December 31, 2017 was $1,059.3 million, compared to $929.1 million at December 31, 2016.

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2017	2016
	(in thousands)
Assets
Cash and cash equivalents	$4,369,307	$2,812,067
AFS investment securities	248,692	990,860
Loans to non-bank subsidiaries	3,000,000	300,000
Investment in subsidiaries:
Bank subsidiary	11,160,429	11,046,366
Non-bank subsidiaries	10,384,290	8,715,397
Premises and equipment, net	84,873	94,587
Equity method investments	9,324	22,185
Restricted cash	74,156	74,023
Deferred tax assets, net	29,096	117,369
Other assets	284,500	278,474
Total assets	$29,644,667	$24,451,328
Liabilities and stockholder's equity
Borrowings and other debt obligations	$8,149,565	$4,418,516
Borrowings from non-bank subsidiaries	142,554	141,154
Deferred tax liabilities, net	65,814	80,282
Other liabilities	245,249	189,493
Total liabilities	8,603,182	4,829,445
Stockholder's equity	21,041,485	19,621,883
Total liabilities and stockholder's equity	$29,644,667	$24,451,328

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
	(in thousands)
Interest income	$67,369	$12,350	$7,439
Income from equity method investments	2,737	185	262
Other income	52,584	34,213	2,688
Net gains on sale of investment securities	1,845	—	—
Total income	124,535	46,748	10,389
Interest expense	214,280	155,256	108,811
Other expense	349,882	361,229	287,650
Total expense	564,162	516,485	396,461
Loss before income taxes and equity in earnings of subsidiaries	(439,627)	(469,737)	(386,072)
Income tax provision/(benefit)	18,165	(121,840)	(1,062,338)
(Loss)/income before equity in earnings of subsidiaries	(457,792)	(347,897)	676,266
Equity in undistributed earnings / (deficits) of:
Bank subsidiary	239,887	230,017	266,072
Non-bank subsidiaries	778,972	480,764	(2,344,055)
Net income/(loss)	561,067	362,884	(1,401,717)
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	337	9,856	(2,321)
Net unrealized losses recognized on investment securities	(9,744)	(34,812)	(44,102)
Amortization of defined benefit plans	4,184	2,278	4,160
Total other comprehensive loss	(5,223)	(22,678)	(42,263)
Comprehensive income/(loss)	$555,844	$340,206	$(1,443,980)

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$561,067	$362,884	$(1,401,717)
Adjustments to reconcile net income to net cash (paid in)/provided by operating activities:
Deferred tax benefit/(expense)	75,053	(94,551)	(1,085,642)
Undistributed (earnings)/deficit of:
Bank subsidiary	(239,887)	(230,017)	(266,072)
Non-bank subsidiaries	(778,972)	(480,764)	2,344,055
Net gain on sale of investment securities	(1,845)	—	—
Stock based compensation expense	(164)	395	25
Equity earnings from equity method investments	(2,737)	(185)	(262)
Dividends from investment in subsidiaries	150,330	—	—
Depreciation, amortization and accretion	45,475	24,201	6,457
Loss on debt extinguishment	5,582	—	—
Net change in other assets and other liabilities	51,267	11,484	36,478
Net cash used in operating activities	(134,831)	(406,553)	(366,678)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	741,250	—	—
Proceeds from prepayments and maturities of AFS investment securities	—	2,000,000	—
Purchases of AFS investment securities	—	(2,990,800)	—
Net capital (contributed to)/returned from subsidiaries	(37,380)	45,616	5,734
Net change in restricted cash	(133)	(963)	8,959
Originations of loans to subsidiaries	(5,105,000)	—	—
Repayments of loans by subsidiaries	2,405,000	—	—
Proceeds from the sales of equity method investments	—	—	14,947
Purchases of premises and equipment	(22,493)	(33,762)	(58,524)
Net cash used in investing activities	(2,018,756)	(979,909)	(28,884)
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of parent company debt obligations	(931,252)	(1,976,037)	(600,000)
Net proceeds received from parent company senior notes and senior credit facility	4,656,279	3,094,249	2,085,205
Net change in borrowings	1,400	1,010	960
Dividends to preferred stockholders	(14,600)	(15,128)	(21,162)
Dividends paid on common stock	(10,000)	—	—
Capital contribution from shareholder	9,000	—	—
Impact of SC stock option activity	—	69	(67)
Redemption of preferred stock	—	(75,000)	—
Net cash provided by financing activities	3,710,827	1,029,163	1,464,936
Net increase/(decrease) in cash and cash equivalents	1,557,240	(357,299)	1,069,374
Cash and cash equivalents at beginning of period	2,812,067	3,169,366	2,099,992
Cash and cash equivalents at end of period	$4,369,307	$2,812,067	$3,169,366

NON-CASH TRANSACTIONS
Capital expenditures in accounts payable	$10,729	$25,027	$—
Capital distribution to shareholder	—	30,789	—
Contribution of SFS from shareholder	322,078	—	—
Contribution of incremental SC shares from shareholder	566,378	—	—

NOTE 23. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment includes the products and services provided to Bank customers through the Bank's branch locations, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. The branch locations offer a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer lending products such as credit cards, home equity loans and lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

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

•	The CRE segment offers commercial real estate loans and multifamily loans to customers.

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

The Other category includes certain immaterial subsidiaries such as BSI, Banco Santander Puerto Rico, SIS, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

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

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

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

During 2016, certain management and business line changes became effective as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and provide enhanced customer service to its clients. Accordingly, the Company made changes within the Company's reportable segments as of December 31, 2016, and the results of segments for the year ended December 31, 2015 were recast to the current composition of the Company's reportable segments. There were no changes to the Company's reportable segments during the year ended December 31, 2017.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA Reportable Segments
December 31, 2017	Consumer & Business Banking	Commercial Banking	CRE	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,266,073	$346,766	$292,945	$155,826	$92,502	$4,024,508	$124,551	$30,834	$6,334,005
Total non-interest income	366,827	62,515	10,475	37,135	713,933	1,793,556	(9,177)	(45,688)	2,929,576
Provision for credit losses	85,115	37,915	(8,329)	33,275	93,166	2,254,361	154,991	—	2,650,494
Total expenses	1,570,954	219,158	79,431	102,164	1,055,804	2,740,190	44,066	(19,120)	5,792,647
Income/(loss) before income taxes	(23,169)	152,208	232,318	57,522	(342,535)	823,513	(83,683)	4,266	820,440
Intersegment revenue/(expense)(1)	12,213	6,081	2,827	(7,212)	(13,909)	—	—	—	—
Total assets	19,889,065	11,626,318	13,691,750	5,544,182	38,120,411	39,422,304	—	—	128,294,030

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended	SHUSA Reportable Segments
December 31, 2016	Consumer & Business Banking	Commercial Banking	CRE	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,099,097	$349,834	$287,387	$237,635	$(63,191)	$4,448,535	$187,296	$18,099	$6,564,692
Total non-interest income	384,177	62,882	24,264	82,765	792,457	1,432,634	42,271	(54,691)	2,766,759
Provision for credit losses	56,440	79,891	6,025	7,952	52,490	2,468,199	308,728	—	2,979,725
Total expenses	1,565,151	210,984	87,941	118,804	1,152,027	2,252,259	56,557	(46,475)	5,397,248
Income/(loss) before income taxes	(138,317)	121,841	217,685	193,644	(475,251)	1,160,711	(135,718)	9,883	954,478
Intersegment revenue/(expense)(1)	2,523	4,127	2,273	(9,052)	129	—	—	—	—
Total assets	19,828,173	11,962,637	14,630,450	9,389,271	44,010,655	38,539,104	—	—	138,360,290

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

For the Year Ended	SHUSA Reportable Segments
December 31, 2015	Consumer & Business Banking	Commercial Banking	CRE	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$865,044	$276,407	$272,999	$218,917	$246,151	$4,614,402	$407,139	$347	$6,901,406
Total non-interest income	301,758	53,052	44,170	89,208	873,413	1,303,643	285,882	(46,091)	2,905,035
Provision for credit losses	42,629	17,398	25,719	40,881	75,293	2,785,871	1,091,952	—	4,079,743
Total expenses	1,625,814	184,365	72,095	108,718	955,719	1,842,562	4,644,576	(51,957)	9,381,892
Income/(loss) before income taxes	(501,641)	127,696	219,355	158,526	88,552	1,289,612	(5,043,507)	6,213	(3,655,194)
Intersegment revenue/(expense)(1)	1,207	4,146	2,814	(9,601)	1,434	—	—	—	—

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 24. CORRECTION OF ERRORS

On December 7, 2016, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2015 in which the Company restated its audited financial statements for the year ended December 31, 2015 to correct certain errors which are reflected herein, the most significant of which were as follows:

•	The methodology for estimating the ACL for RICs HFI and the identification of the population of loans that should be classified as TDRs.

•	The effective rate used to discount expected cash flows to determine TDR impairment.

•	The classification of subvention payments within the Consolidated Statements of Operations related to leased vehicles.

•	The application of the retrospective effective interest method for accreting discounts, subvention payments from manufacturers, and other organizational costs on individually acquired RICs HFI.

•	The consideration of net unaccreted discounts when estimating the allowance for credit losses for non-TDR portfolio of retail installment contracts held for investment.

•	The recognition of and disclosure of severance and stock compensation expenses, a deferred tax asset, and a liability for certain benefits payable to the former CEO of SC.

•	The recognition of the gain on the Change in Control and related goodwill.

•	As a result of the restatement, the Company made corrections to the goodwill impairment charge recorded during the year ended December 31, 2015.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2017, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analysis to validate the accuracy and completeness of the financial results impacted by the control deficiencies including the validation of data underlying key financial models and the addition of substantive logic inspection, fluctuation analysis and testing procedures. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company's financial reporting. Notwithstanding these material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with GAAP.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission ("the 2013 framework"). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2017, because of the material weaknesses noted below. These deficiencies could result in misstatements of the accounts and disclosures noted below that in turn, would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

1.	Control Environment

The Company's financial reporting involves complex accounting matters emanating from our majority-owned subsidiary SC. We determined there was a material weakness in the design and operating effectiveness of the controls pertaining to our oversight of SC's accounting for transactions that are significant to the Company’s internal control over financial reporting. These deficiencies included (a) ineffective oversight to ensure accountability at SC for the performance of internal controls over financial reporting, and to ensure corrective actions, where necessary, were appropriately prioritized and implemented in a timely manner; and (b) inadequate resources and technical expertise at SHUSA to perform effective oversight of the application of accounting and financial reporting activities that are significant to the Company’s consolidated financial statements.

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

This material weakness in control environment contributes to each of the following identified material weaknesses emanating from SC:

3. Development, Approval, and Monitoring of Models Used to Estimate the Credit Loss Allowance

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

This material weakness relates to the following financial statement line items: loans held for investment, loans held for sale, the allowance for loan and lease losses, interest income - loans, provision for credit losses, miscellaneous (loss)/income, net and the related disclosures within Note 4 - Loans and Allowance for Credit Losses.

In addition to the above items emanating from SC, the following material weakness was identified at the SHUSA level:

5. Review of Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows ("SCF") and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of such information.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which appears herein.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. The Company is committed to maintaining a strong internal control environment and to ensure that a proper, consistent tone is communicated throughout the organization, including the expectation that previously existing deficiencies will be remediated through implementation of processes and controls to ensure strict compliance with GAAP.

To address the material weakness in the control environment (material weakness 1, noted above), the Company is in the process of strengthening its processes and controls as follows:

•
Established regular working group meetings, with appropriate oversight by management, to review and challenge complex accounting matters, strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	Appointed a Head of Internal Controls with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed a plan to enhance its risk assessment processes, control procedures and documentation.

•
Established policies and procedures for the oversight of subsidiaries that includes accountability for each subsidiary for maintenance of accounting policies, evaluation of significant and unusual transactions, material estimates, and regular reporting and review of changes in the control environment and related accounting processes.

•	Reallocated additional Company resources to improve the oversight of subsidiary operations and to ensure sufficient staffing to conduct enhanced financial reporting reviews.

•	Collaborated with other departments, such as Accounting Policy and Legal, to ensure entity information/data is shared and reviewed accordingly.

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

•	Hired a Chief Accounting Officer and other key personnel with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed and implemented a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue the remediation efforts.

•	Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and GAAP.

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk activities which may impact financial reporting or the related internal controls.

•	Completed a comprehensive review and update of all accounting policies, process descriptions and control activities.

•	Developed and implemented additional documentation, controls and governance for the credit loss allowance and accretion processes.

To address the material weaknesses related to the development, approval, and monitoring of models used to estimate the credit loss allowance (material weakness 3, noted above), the Company has taken the following measures:

•	Completed a comprehensive design effectiveness review and augmentation of the controls to ensure all critical risks are addressed.

•
Implemented a more comprehensive monitoring plan for the credit loss allowance with a specific focus on model inputs, changes in model assumptions and model outputs to ensure an effective execution of the Company’s risk strategy.

•	Implemented improved controls over the development of new models or changes to models used to estimate credit loss allowance.

•	Implemented enhanced on-going performance monitoring procedures.

•	Developed comprehensive model documentation.

•	Enhanced the Company’s communication on related issues with its senior leadership team and the Board, including the Risk Committee and the Audit Committee.

•	Increased resources dedicated to the analysis, review and documentation to ensure compliance with GAAP and the Company’s policies.

To address the material weaknesses related to the identification, governance and monitoring of models used to estimate accretion (material weakness 4, noted above), the Company has taken the following measures:

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

To address the material weaknesses in the review of statement of cash flows and footnotes (material weakness 5, noted above), the Company is in the process of strengthening its controls as follows:

•
Improved the review controls over financial statements and the related disclosures to include a more comprehensive disclosure checklist and improved review procedures from certain members of the management.

•	Designed and implemented additional controls over the preparation and the review of the SCF and Notes to the Consolidated Financial Statements.

•	Strengthening the review controls, reconciliations and supporting documentation related to the classification of cash flows between operating activities and investing activities in the SCF.

•	Implementing additional reviews at a detailed level at the statement preparation and data provider levels.

While progress has been made to remediate all of these areas, as of December 31, 2017, we are still in the process of implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2017.

Remediation Status of Previously Reported Material Weaknesses

Management has completed the implementation of remediation efforts related to the following previously reported material weaknesses emanating from SC and considers the following remediated:

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

To remediate this material weakness, we formalized a process for documenting assumptions related to the accretion methodology and added additional review procedures of key assumptions to ensure the Company's accretion methodology conforms to Company policy and GAAP. Additionally, we increased accounting resources with qualified, permanent employees to ensure an adequate level of review and execution of control activities.

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

To remediate this material weakness, we conducted a comprehensive design effectiveness review and augmentation of the controls to ensure all critical risks were addressed. Additionally, we enhanced the documentation and review controls over the estimation of the credit loss allowance to ensure the Company’s policies and procedures align with GAAP. Specifically, the enhanced controls ensure that the calculation of impairment for TDRs is evaluated separately from the general allowance on loans not classified as TDRs and that net discounts and selling costs are considered when estimating the allowance. In addition, we formalized controls for documenting assumptions and decisions related to the credit loss allowance.

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

To remediate this material weakness, management implemented a comprehensive monitoring plan for TDRs with a specific focus on new and enhanced controls over the completeness and accuracy of the population of TDRs, inputs and assumptions to the model used to estimate the expected and present value of cash flows and enhanced disclosure controls. In addition, we increased resources dedicated to the analysis, review and documentation over TDRs to ensure compliance with GAAP and the Company’s polices. Finally, we implemented enhanced controls over the review of financial statements disclosures for TDRs to ensure compliance with the Company's policies and GAAP.

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

To remediate this material weakness, we formalized controls to identify and evaluate all new, unusual or significant transactions, including instituting regular periodic meetings with key members of management to ensure that such transactions are recorded in accordance with the Company's policies and GAAP.

In addition to the above items emanating from SC, management has also completed the remediation efforts relating to the following previously reported material weakness identified at SHUSA:

Goodwill Impairment Assessment

In connection with the annual goodwill impairment assessment, the Company determined the controls over the review of the calculation of the carrying value of the Company’s SC reporting unit used in the Company’s Step One goodwill impairment tests did not operate effectively. Additionally, the Company determined there was a material weakness in the operating effectiveness of the review control over data utilized in Step Two of the impairment test for the SC reporting unit.

To remediate this material weakness, we strengthened the precision of the review of the carrying value calculation. We improved the reconciliation of carrying value inputs to key information sources, sourcing data (e.g., risk-weighted assets) from certified data providers, such as our Regulatory Reporting Department.

The Company elected early adoption of ASU 2017-04 “Simplifying the Test for Goodwill Impairment” on the date of its annual impairment test, October 1, 2017. The objective of the ASU was to simplify the accounting for goodwill impairment and eliminated Step Two from the impairment test. Thus, adoption of ASU 2017-04 results in inherent remediation of the material weakness in the operating effectiveness of the review control over data utilized in Step Two of the impairment test for the SC reporting unit given that Step Two is no longer applicable.

Changes in Internal Control over Financial Reporting

Except as described above under Remediation Status of Previously Reported Material Weaknesses, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of SHUSA

Jose Doncel - Age 56.  Mr. Doncel was appointed to SHUSA’s Board in July 2016, SBNA’s Board in June 2016, and SC’s Board in December 2015.  He serves as the Chairman of Banco de Albacete, S.A., Administración de Bancos Latinoamericanos Santander, S.L., Grupo Empresarial Santander, S.L., Santander Investment I, S.A., Ablasa Participaciones, S.L. and Finsantusa, S.L., and a member of the Boards of Santander Holding Internacional, S.A., Santusa Holding, S.L., Ingenieria de Software Bancario, S.L., Geoban, S.A., Produban Servicios Informáticos Generales, S.L. and Banco Popular Espanol S.A. Mr. Doncel has served as a senior executive of Santander and certain predecessor companies since 1993, currently as Senior Executive Vice President and Director of the Accounting and Control division since October 2014. He has also served as the Director of the Corporate Division of Internal Audit from June 2013 to October 2014 and Director of the Retail Banking Management Control Area from April 2013 to June 2013.  Prior to his time with Santander, he worked for Arthur Andersen Auditores, S.A., Division of Financial Institutions. Mr. Doncel holds a degree in Economic and Business Sciences from Universidad Complutense de Madrid.  He brings extensive banking industry leadership experience to the Board as a result of his Board and professional experience.

Stephen A. Ferriss - Age 72. Mr. Ferriss was appointed to SHUSA’s Board in 2012 and is a member of its Audit and Compensation Committees. In 2018, he was appointed to BSI's Board and Chairman of its Risk Committee. Since 2015, he has served as Chairman of the Board of Santander BanCorp, where he is a member of the Compensation and Nomination Committee, and as the Chairman of the Board of Santander BanCorp’s banking subsidiary, Banco Santander Puerto Rico. He was appointed to SC’s Board in 2013 and is Chairman of its Risk Committee and a member of its Audit, Compensation and Executive Committees. From 2012 to 2015, Mr. Ferriss served on the Board of the Bank, where he was a member of the Audit, Enterprise Risk, and Bank Secrecy Act/Anti-Money Laundering Oversight Committees. From 2006 to June 2016, Mr. Ferriss was Chairman of the Nominations Committee and senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, and he served as Chairman of its Audit Committee from 2008 to 2011. From 2007 to 2013, he served on the board of Iberchem in Madrid, Spain. From 1999 to 2002, Mr. Ferriss served as President and Chief Executive Officer of Santander Central Hispano Investment Services, Inc. Prior to his service for Santander Central Hispano Investment Services, Inc., Mr. Ferriss held various roles at Bankers Trust Global Investment Bank in Madrid, London and New York. Prior to his time at Bankers Trust Global Investment Bank, Mr. Ferriss served 19 years at Bank of America. Mr. Ferriss received a B.A. from Columbia College and an M.I.A. from Columbia University’s School of International Affairs. He brings extensive global experience to the Board as a result of his Board and professional experience.

Alan Fishman - Age 71. Mr. Fishman was appointed to SHUSA’s and the Bank’s Boards in 2015. He is a member of SHUSA’s Audit and Risk Committees and is the Bank's Lead Independent Director, where he serves as the Chairman of the Audit Committee and a member of the Compliance, Executive, and Risk Committees. Mr. Fishman was appointed to the SIS Board in 2017 and, since 2016, he serves as a member of the Combined U.S. Operations Risk Committee, which is a sub-committee of Santander’s Executive Risk Committee. Since 2008, Mr. Fishman has served as Chairman of the Board of Ladder Capital, a leading commercial real estate finance company, and, since 2005, has served on the Board of Continental Grain Company. Mr. Fishman has had an extensive career in the financial services industry. From 2008 to 2013, he served as Chairman of the Board of Beech Street Capital, and for a brief time in 2008, served as Chief Executive Officer of Washington Mutual, Inc. Prior to serving with Washington Mutual, he served as Chairman of Meridian Capital Group and as President of Sovereign Bancorp. From 2001 to 2006, Mr. Fishman served as President and Chief Executive Officer of Independence Community Bank to its sale to Sovereign Bank in 2006. Previously, Mr. Fishman served as President and Chief Executive Officer of Conti Financial Corp. He was also a private equity investor, focused on financial services, at Neuberger and Berman, Adler & Shaykin, and at his own firm, Columbia Financial Partners LP. He held a variety of senior executive positions at Chemical Bank and American International Group. He is active in the community, having served as Chairman of the Brooklyn Academy of Music from 2002 to January 2017 and currently serving as Chairman of the Brooklyn Community Foundation. He received a B.A. from Brown University and an M.A. from Columbia University. Mr. Fishman brings extensive leadership experience and financial services industry expertise to the Board.

Juan Guitard- Age 58. Mr. Guitard was appointed to SHUSA’s Board in 2014 and is a member of its Compensation and Risk Committees. He has served as a member of the Bank's Board since March 2016 and BSI's Board since August 2016, where he is a member of the Risk and Compensation Committees. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. He currently serves as Head of Internal Audit of Santander. He has worked within Santander since 1999, having also served as Head of its Corporate Risk Division, Head of its Recovery and Resolution Plans Corporate Project, Head of its Corporate Legal Department, and Head of its Corporate Investment Banking Division. He has served on the Boards of Santander, Banco Español de Crédito, S.A., and Banco Hipotecario de España. He holds a law degree from the Universidad Autónoma de Madrid. Mr. Guitard brings extensive risk and audit experience to the Board.

Thomas S. Johnson - Age 77. Mr. Johnson was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as SHUSA’s Lead Independent Director, Chairman of its Audit Committee, and a member of its Executive and Risk Committees. He serves as a member of the Bank’s Audit, Compliance, and Risk Committees. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. Mr. Johnson serves on the Boards of the Institute of International Education, the Inner-City Scholarship Fund, the National 9/11 Memorial and Museum Foundation, and the Lower Manhattan Development Corporation. From 1993 to 2004, he served as Chairman and Chief Executive Officer of GreenPoint Financial Corp. and GreenPoint Bank. Prior to his tenure at GreenPoint, Mr. Johnson served as President and Director of Manufacturers Hanover Trust Company from 1989 to 1991. Mr. Johnson’s career in banking started in 1969 at Chemical Bank and Chemical Banking Corporation, where he became President and Director in 1983. In addition, Mr. Johnson is a former director of Alleghany Corporation, R.R. Donnelly & Sons Co. Inc., The Phoenix Companies, Inc., Freddie Mac, North Fork Bancorporation, Prudential Life Insurance Company of America, and Online Resources Corp. From 1966 to 1969, he served as a special assistant to the Comptroller of the U.S. Department of Defense in the Pentagon. He received a B.A. in Economics from Trinity College and an M.B.A., with distinction, from Harvard Business School. Mr. Johnson brings extensive leadership experience in the banking industry to the Board.

Catherine Keating - Age 56. Ms. Keating was appointed to SHUSA’s and the Bank’s Boards in 2015. She serves as Chair of SHUSA’s Compensation Committee and is a member of its Audit and Executive Committees. She also serves as Chair of the Bank’s Compensation Committee and a member of its Compliance and Risk Committees. Since 2015, she has served as Chief Executive Officer of Commonfund, an asset management firm that primarily serves not-for-profit institutions and pension plans. From 1996 to 2015, she served in multiple management roles at JPMorgan Chase & Co., including Head of Investment Management Americas at J.P. Morgan Chase & Co. where she was responsible for more than $700 billion in client assets, Chief Executive Officer of JPMorgan Chase’s U.S. Private Bank, and as Global Head of its Wealth Advisory and Fiduciary Services business. She was a director of the JPMorgan Foundation and executive sponsor of JPMorgan Chase’s Women’s Interactive Network. Prior to joining JPMorgan Chase, she was a partner at Morgan, Lewis & Bockius LLP. She received a B.A. from Villanova University and a law degree from the University of Virginia School of Law. She is on the Boards of the University of Virginia Law School Foundation, Inner-City Scholarship Fund and the former Chair of the Villanova University Board. Ms. Keating brings to the Board extensive experience as a former attorney and as a leader in the financial services industry.

Javier Maldonado - Age 55. Mr. Maldonado has served as Vice Chairman of SHUSA’s Board since 2015, and he is a member of SHUSA’s Executive and Risk Committees. He was appointed to SC’s Board in 2015 and is a member of its Compensation, Executive, and Regulatory and Compliance Oversight Committees. He was appointed to the Bank’s Board in 2015 and is a member of its Risk Committee. Mr. Maldonado was appointed to BSI's Board in August 2016 and is a member of its Executive Committee. Since 2015, he has served as a Director of Santander BanCorp, where he is Chairman of the Compensation and Nomination Committee, and serves as a Director of Banco Santander Puerto Rico and of SIS. He served as Acting Chairman of SIS' Board from April 2016 to April 2017. Since June 2016, he has also served as a member of the Combined U.S. Operations Risk Committee. Mr. Maldonado has served on the Board of the Saudi Hollandi Bank Riyadh since 2008. He currently serves as Senior Executive Vice President, Global Head of Cost Control for Santander. Since 1995, he has held numerous management positions with Santander, including Senior Executive Vice President, Head of the General Directorate for Coordination and Control of Regulatory Projects in the Risks Division, and Executive Committee Director and Head of Internal Control and Corporate Development for Santander UK. Prior to his time with Santander, Mr. Maldonado was an attorney with Baker & McKenzie and Head of the Corporate and International Law Department at J.Y. Hernandez-Canut Law Firm. He received a law degree from UNED University and a law degree from Northwestern University. Mr. Maldonado brings to the Board extensive corporate and international legal experience, as well as leadership in the financial services sector.

Victor Matarranz - Age 41. Mr. Matarranz was appointed to SHUSA’s and the Bank’s Boards in 2015 and to BSI's Board in 2018. He is a member of SHUSA’s Compensation and Executive Committees and a member of the Bank’s Compensation Committee. He has been a member of the Portal Universia SA Board since 2015 and the Santander Fintech Board from 2014 to 2017. Since September 2014, Mr. Matarranz has served as Senior Executive Vice President of Santander, and in September 2017 he was appointed as Head of Santander's Wealth Management division. From September 2014 to September 2017, he served as Head of Group Strategy at Santander and Chief of Staff to Santander's Executive Chairman. From 2012 to 2014, Mr. Matarranz worked at Santander UK, where he was the Director of Strategy, the Chief of Staff to the Chief Executive Officer, and a member of the Executive Committee. From 2004 to 2012, he worked at McKinsey & Company in Madrid, where he served as a partner, working primarily in financial services practice advising local and global banks on strategic and retail banking issues. He received a Master’s Degree in Telecommunications Engineering from the Politechnical University of Madrid and an M.B.A., with a specialization in Finance, from the London Business School, where he graduated with distinction. Mr. Matarranz brings expertise in financial services and retail banking strategy and significant international experience to the Board.

Juan Olaizola - Age 56. Mr. Olaizola was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as a member of the Risk Committee of SHUSA's Board and the Bank's Board. Since June 2016, he has also been a member of the Combined U.S. Operations Risk Committee. Since 2013, he has served as a Director of Santander Insurance Services UK Ltd and, since 2014, as a member of the advisory board of Fintech Investments. In addition, he is a former a Director of VISA Europe, where he served from 2010 to 2013 and from 2015 to 2016. Since 2005, Mr. Olaizola has served as Chief Operating Officer responsible for Technology and Operations at Santander UK. From 1986 to 2003, Mr. Olaizola worked at IBM Global Services, having served as the Vice President of EMEA (IBM Financial Services Consulting) in London from 2000 to 2004 and as the Vice President of Professional Services in the U.S. from 1999 to 2000, among other roles. He graduated from Universidad Autonoma and received an M.B.A. from IESE Business School. Mr. Olaizola brings significant financial services and technology experience to the Board.

Scott Powell - Age 55. Mr. Powell leads Santander US as Santander's U.S. Country Head and Chief Executive Officer of SHUSA. He was appointed Director, President and CEO of SHUSA and the Bank in 2015 and to SC's Board in 2016. He served as President and CEO of the Bank until he was appointed SC’s President and CEO in 2017. He is a member of SHUSA’s, the Bank’s and SC's Executive Committees. From 2013 to 2014, Mr. Powell was Executive Chairman of National Flood Services Inc. From 2002 to 2012, he was employed at JPMorgan Chase & Co. and its predecessor Bank One Corporation. During this time, he served as Head of Home Lending Default from July 2011 to February 2012, Head of JPMorgan Chase’s Banking and Consumer Lending Operations from June 2010 to June 2011, Chief Executive Officer of Consumer Banking from January 2007 to May 2010, Head of its Consumer Lending businesses from March 2005 to December 2006, and Chief Risk Officer, Consumer from 2004 to February 2005. From May 2003 through June 2004, Mr. Powell was President of Retail Lending at Bank One, and from February 2002 to April 2003, he was its Chief Risk Officer, Consumer. Mr. Powell is a director of the Phipps Houses and The END Fund in New York City. He received a B.A. from the University of Minnesota and an M.B.A. from the University of Maryland. In addition, he has held a variety of senior positions at JPMorgan Chase and spent 14 years at Citigroup/Citibank in a variety of risk management roles. Mr. Powell brings extensive experience in retail banking, risk management and consumer and auto lending to the Board.

Henri-Paul Rousseau - Age 69.  Mr. Rousseau was appointed to SHUSA’s Board in March 2017 and the Bank’s Board in 2015. He serves as Chairman of the Bank’s Board Risk and Compliance Committees and as a member of its Audit, Compensation, and Executive Committees.  He serves as a member of SHUSA's Board Risk and Compensation Committees. From 2009 until his retirement effective as of January 2018, Mr. Rousseau served as Vice-Chairman of the Boards of Power Corporation of Canada and Power Financial Corporation, while also serving on the Boards of Great-West Lifeco Inc. and IGM Financial Inc. and those of their respective subsidiaries. Since 2011, Mr. Rousseau served as the Chairman of the Board of Montreal Heart Institute Foundation, and he served on its Board since 1995. He also served as Chairman of the Board of the Tremplin Sante Foundation since 2015.  Mr. Rousseau received a B.A. in Economics from the University of Sherbrooke and an M.A. and Ph.D. in Economics from the University of Western Ontario. He was a Professor of Economics at both Université Laval and Université du Québec à Montréal, and he has been selected to serve as visiting professor at the Paris School of Economics during the 2018-2019 academic year. Mr. Rousseau brings extensive experience in financial services industry management to the Board.

Timothy Ryan - Age 72. Mr. Ryan was appointed to SHUSA’s and the Bank's Boards in 2014 and serves as Chairman of each Board and their respective Executive Committees. He was appointed to BSI's Board in July 2016 and he serves as Chairman of its Board and Compensation and Executive Committees and as a member of its Audit and Risk Committees. Mr. Ryan served as Global Head of Regulatory Strategy and Policy of JPMorgan Chase & Co. from February 2013 to January 2015. From December 2008 to February 2013, he was President and Chief Executive Officer of the Securities Industry and Financial Markets Association and Chief Executive Officer of the Global Financial Markets Association (“SIFMA”), SIFMA's global affiliate. Prior to 2008, Mr. Ryan was Vice Chairman, Financial Institutions and Governments, at JPMorgan Chase. Before joining JPMorgan Chase in 1993, Mr. Ryan served as the Director of the Office of Thrift Supervision, a Director of the Resolution Trust Corporation and a Director of the FDIC. Since 2011, he has served on the Board of Power Corp. of Canada and Power Financial Company and has served as Chairman of its Audit Committee and as a member of its Executive, Compensation, Investment and Risk Committees. Since 2010, Mr. Ryan also has served on the Board of Great West LifeCo Inc. and is a member of its Compensation, Executive, and Risk Committees. He also served as a director of Markit Ltd. in 2014 and of Lloyds Banking Group from 2009 to 2013. He received a B.A. from Villanova University and a law degree from American University. Mr. Ryan brings to the Board extensive experience as a former regulator and banker and a deep understanding of the U.S. banking market, regulatory environment and financial services industry management.

Richard Spillenkothen - Age 68. Mr. Spillenkothen was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as Chairman of SHUSA’s Risk Committee and a member of its Executive and Compensation Committees, and as a member of the Bank’s Audit, Compliance, and Risk Committees. Mr. Spillenkothen served as the Chairman of the SBNA Risk Committee from 2015 to September 2016. He serves as Chairman of the Combined U.S. Operations Risk Committee. From 2007 to 2011, he served as a consultant and advisor at Deloitte & Touche LLP. From 1976 to 2006, Mr. Spillenkothen worked for the Federal Reserve, where he served as Director of the Federal Reserve’s Division of Banking Supervision and Regulation. In this capacity, he was the senior Federal Reserve staff official with responsibility for banking supervision and regulation policy. He worked with the Federal Reserve Banks, which have day-to-day responsibility for supervising BHCs and financial holding companies, state member banks, and the U.S. activities of foreign banks. He also coordinated financial institution supervisory policy with other federal, state, and foreign banking authorities, and with the international supervisory coordinating bodies. He served on the Basel Committee on Banking Supervision from 1992 to 2006, and was Chairman of the Board of the Association of Supervisors of Banks of the Americas from 2003 to 2006. From 2013 to 2015, Mr. Spillenkothen served on the Board of Mitsubishi UFJ Securities (USA) as an independent non-executive director, serving on the Risk, Audit and Compensation Committees. In February 2017, he joined the Rappahannock County, Virginia Food Pantry Board. He received an A.B. from Harvard University and an M.B.A. from the University of Chicago. Mr. Spillenkothen brings extensive experience as a former regulator and a deep understanding of the U.S. banking market, regulatory environment, and financial services industry management to the Board.

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of this filing is set forth below:

Mahesh Aditya - Age 56. Mr. Aditya has served as Chief Operating Officer and Senior Executive Vice President since May 2017, and is a member of SHUSA’s CEO Executive Committee. Prior to joining SHUSA, Mr. Aditya served as Chief Risk Officer for Visa, Inc. from June 2014 to February 2017. Prior to that, he served as Retail Bank/Mortgage Chief Risk Officer for JPMorgan Chase from April 2011 to June 2014. Mr. Aditya earned a Bachelor of Engineering from BMS College of Engineering and an M.B.A. from the Faculty of Management Studies.

David Cornish - Age 57. Mr. Cornish has served as Chief Accounting Officer, Controller and Executive Vice President of SHUSA and SBNA since May 2017, and he is Chairman of the Company’s Disclosure Committee. Prior to joining SHUSA and the Bank, Mr. Cornish served as Deputy Controller and Senior Vice President for American Express Company from August 2004 to March 2017, Partner for KPMG LLP from June 2002 until July 2004 and for Arthur Anderson from June 1983 to May 2002. Mr. Cornish holds a CPA he earned a B.S. in Accounting from Montclair State University.

Madhukar Dayal - Age 53. Mr. Dayal has served as Chief Financial Officer and Senior Executive Vice President of SHUSA and the Bank since April 2016, and he is a member of SHUSA’s and the Bank’s CEO Executive Committees. In September 2017, Mr. Dayal was appointed to President and CEO of SBNA while continuing to serve as its Chief Financial Officer. Also in September 2017, he was appointed to the Bank’s Board, and he serves on the Bank Board’s Executive Committee. Prior to joining SHUSA and the Bank, Mr. Dayal served as Chief Financial Officer for BNP Paribas USA Holdings, BancWest and Bank of the West from 2015 to March 2016, BancWest Corporation and Bank of the West from 2012 to 2015 and for Bank of the West from 2010 to 2012.Prior to Bank of the West, Mr. Dayal helped lead a private equity start-up for JP Morgan Chase & Co., Brysam Global Partners, focused on building an international consumer banking franchise. Prior to that, he spent eight years with Citi in a variety of operations and finance roles in New York, California, South Korea and Brussels. Mr. Dayal earned a B.A. with honors in Accounting and Finance from Nottingham Trent University and he is a member of the Chartered Institute of Management Accountants in London. Mr. Dayal serves as a member of the Executive Committee on the Board of Trustees for the Institute of International Banking and in 2017 he was elected as a Board member of the Federal Home Loan Bank of Pittsburgh.

Daniel Griffiths - Age 49. Mr. Griffiths has served as Chief Technology Officer and Senior Executive Vice President of SHUSA and the Bank since June 2016, and he is a member of SHUSA's and the Bank's CEO Executive Committees. From 2011 to 2016, Mr. Griffiths was Chief Technology Officer at TD Bank and, from 2008 to 2011, he was Managing Director, Emerging Markets and Commodities at Barclays Capital. Mr. Griffiths received a Bachelor of Science in Computer Studies from Polytechnic of Wales.

Brian Gunn - Age 45. Mr. Gunn has served as Chief Risk Officer and Senior Executive Vice President of SHUSA since June 2015, and is a member of SHUSA’s CEO Executive Committee. In February 2016, he was named Chief Risk Officer and Senior Executive Vice President of the Bank, and also serves on the Bank’s CEO Executive Committee. He was appointed to the Board of SC in December 2015 and serves as a member of its Risk Committee. Prior to joining SHUSA, Mr. Gunn served as the Chief Risk Officer of Ally Financial Services from 2011 to 2015. Prior to that role, Mr. Gunn was Chief Risk Officer of Ally’s Global Automotive Services division. Before joining Ally, he spent 10 years in a variety of risk management positions at GE Capital, including as Chief Risk Officer of GE Money Canada. Mr. Gunn received a B.S. from Providence College and an M.B.A. from Hofstra University.

Michael Lipsitz - Age 53. Mr. Lipsitz has served as Chief Legal Officer and Senior Executive Vice President of SHUSA since August 2015 and of the Bank since February 2016, and is a member of SHUSA’s and the Bank’s CEO Executive Committees. Prior to joining SHUSA, Mr. Lipsitz served as Managing Director and General Counsel for Retail and Community Banking at JPMorgan Chase & Co. Prior to that, Mr. Lipsitz held multiple senior and general counsel roles supporting consumer banking and lending, corporate and regulatory activities, and mergers and acquisitions at JPMorgan Chase & Co. and its predecessor companies. Mr. Lipsitz received a B.A. from Northwestern University and a J.D. degree from Loyola University Chicago School of Law.

Scott Powell - Age 55. For a description of Mr. Powell's business experience, please see "Directors of SHUSA" above.

William Wolf - Age 52. Mr. Wolf has served as Chief Human Resources Officer and Senior Executive Vice President of SHUSA and the Bank since March 2016, and he is a member of SHUSA’s and the Bank’s CEO Executive Committees. Prior to joining SHUSA and the Bank, he was Managing Director, Global Head of Talent Acquisition and Development for Credit Suisse from 2011 to 2016. Mr. Wolf received a B.A. from Dartmouth College and an M.B.A. from the University of North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SHUSA's officers and directors, and any persons owning more than ten percent of SHUSA's common stock or any class of SHUSA's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC with respect to their ownership of securities of SHUSA. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA's review of copies of such statements received by it and on written representations from SHUSA's directors and officers, SHUSA believes that all such statements were timely filed in 2017. Since Santander's acquisition of SHUSA, none of the filers has owned any of SHUSA's common stock or shares of any class of SHUSA's preferred stock.

Code of Ethics

SHUSA adopted a Code of Ethics that applies to the CEO and senior financial officers of the Company including the Chief Financial Officer, Treasurer, and Chief Accounting Officer and Controller. SHUSA undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics by writing to: Chief Legal Officer, Santander Holdings USA, Inc., 75 State Street, Boston, Massachusetts 02109.

Procedures for Nominations to the SHUSA Board

On January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander. Immediately following the effective time of the Santander transaction, because Santander is the sole shareholder of all of SHUSA’s outstanding voting securities, SHUSA's Board no longer has a formal procedure for shareholders to recommend nominees to SHUSA's Board.

Audit Committee of the Board

SHUSA has a separately-designated standing Audit Committee appointed by the Board. Mr. Johnson serves as Chairman of SHUSA's Audit Committee, and Mr. Ferriss, Mr. Fishman, and Ms. Keating serve as members. The Board has determined that Messrs. Ferriss, Fishman, Johnson, and Ms. Keating are independent and qualify as audit committee financial experts for purposes of SEC and NYSE requirements applicable to audit committees.

ITEM 11 - EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to our executive officers included in the Summary Compensation Table, who we refer to collectively as the “named executive officers.” SHUSA (who we refer to in this Item as “we,” “us,” “or “our”) is a wholly owned subsidiary of Banco Santander S.A. (which we refer to in this Item as “Santander”). We also refer in this Item to our wholly owned subsidiary, Santander Bank, N.A. as "SBNA" and our partially owned subsidiary Santander Consumer USA Inc. as "Santander Consumer." This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.
For 2017, our named executive officers were:

•	Scott Powell, our President and CEO;

•	Madhukar Dayal, our Chief Financial Officer and Principal Financial Officer;

•	Daniel Griffiths, our Chief Technology Officer;

•	Brian Gunn, our Chief Risk Officer; and

•	Mahesh Aditya, our Chief Operating Officer.

This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:

•	the general philosophy and objectives behind their compensation,

•	our and Santander`s roles and involvement in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	each component of their compensation, and

•	the rationale behind the components of their compensation.

Since we are a wholly owned subsidiary of Santander and do not hold public shareholder meetings, we do not conduct shareholder advisory votes.

General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our short-term and long-term business objectives;

•	link pay and performance, while appropriately balancing risk and financial results and complying with regulatory requirements;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	leverage our compensation practices to support our core values and strategic mission and vision.

Santander aims to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located, the United States in our case. Within this framework, Santander considers both total compensation and the individual components (i.e., salary and incentives) of each named executive officer’s compensation package independently. Any other perquisites are also considered independently of total compensation. When setting each named executive officer’s compensation for 2017, we took into account market competitive pay, historical pay within Santander, our budget, level of duties and responsibilities, experience and expertise, individual performance, and historical track record within the organization for each individual.
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

The Role of Our and Santander Consumer's Compensation Committees

Our Compensation Committee has the responsibility of, among other things:

•
at least annually, reviewing and approving the terms of our compensation programs, including the Executive Bonus Program, in which our named executive officers participate, in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

•
reviewing and approving the corporate goals and objectives with respect to our President and CEO’s compensation, evaluating the President and CEO’s performance in light of these corporate goals, and determining and approving the compensation of our President and CEO based on this evaluation and in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

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

Our Compensation Committee met 11 times in 2017.
Because Mr. Powell provides services to both us and to Santander Consumer, our Compensation Committee, and Santander Consumer's Compensation Committee, agreed to allocate Mr. Powell's 2017 total cash compensation at 77% for us and 23% for Santander Consumer. When considering only the period of time during 2017 that Mr. Powell actually served as Santander Consumer’s CEO, from September 1, 2017 through December 31, 2017, we allocated 69% of cash compensation to Santander Consumer, and 31% of cash compensation to us. We collectively decided on these allocations to reflect the percentage of time that Mr. Powell worked for each organization. In order to provide Mr. Powell with an equity stake in Santander Consumer, both our Compensation Committee and Santander Consumer's Compensation Committee agreed to provide 50% of Mr. Powell's total equity award for 2017 under the Executive Bonus Program in Santander American Depository Receipts (or "ADRs") and 50% in Santander Consumer common stock and RSUs.
The Role of Santander’s Human Resources Committee
Santander’s Human Resources Committee's responsibilities include the design and calculation of the Executive Bonus Program and oversight of performance management and compensation, including consideration of all present and future risks that may impact the bonus process as well as the application of malus and clawback related clauses, when applicable. Santander's Human Resources Committee also reviews and validates the compensation proposals for our named executive officers, except for our President and CEO.
The Role of Santander`s Board Remuneration Committee
Santander’s Board Remuneration Committee has the authority and responsibility to, among other things, review, revise, and then present to Santander’s Board of Directors the compensation of Santander’s senior executives, which include our President and CEO. The Board Remuneration Committee also has the responsibility to review, revise and present to Santander's Board the key elements of the compensation of our named executive officers.

The Role of Santander’s Board of Directors
Santander’s Board of Directors validates the compensation of certain of our management, including our President and CEO.
The Role of Our Management
Our Human Resources Committee oversees our incentive compensation programs (except for the Executive Bonus Program) and makes recommendations to our Compensation Committee with respect to these programs. A key responsibility of our Human Resources Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk-taking and make recommendations to our Compensation Committee regarding certain compensation matters. The members of the Human Resources Committee include the heads of our Risk, Legal, Finance, Operations and Human Resources Departments. In addition, the head of our Internal Audit Department participates as a non-voting member. The Human Resources Committee met seven times in 2017.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2017. Our President and CEO generally performed (or delegated to our Human Resources Department) management’s responsibilities (except with respect to his own compensation) in accordance with the requirements set forth by Santander, our applicable policies and procedures, and applicable law. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonuses for the named executive officers to our Compensation Committee and to the applicable committees at Santander.
None of the named executive officers determined or approved any portion of their own compensation for 2017.
The Role of Outside Independent Compensation Advisors
SHUSA and its entities seek guidance and advice from a diversified mix of outside independent compensation advisors.
Santander’s Remuneration Committee engaged Willis Towers Watson to provide advice on the general policies and approaches with respect to the compensation of Santander’s worldwide employees. For 2017 target compensation review purposes, Willis Towers Watson provided benchmarking data for the President and CEO position.
For 2017 target compensation review purposes, at the request of our Compensation Committee, we engaged McLagan Partners, Inc. to provide competitive market compensation ranges for our senior executive officers, including the named executive officers.
Santander Consumer’s Remuneration Committee has engaged PayGovernance to advise on compensation matters relevant to that business (e.g., peer benchmarking) and to the additional demands required of public companies.
Benchmarking
For 2017 target compensation review purposes, Willis Towers Watson provided benchmarking data for our President and CEO position. The peer group is comprised of 11 US regional financial institutions and four business units of global US financial institutions as follows: BB&T Corporation, Capital One Financial Group, Discover Financial Services Inc., Fifth Third Bancorp, Huntington Bancshares Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp, Bank of America Corporation (Consumer), Citigroup Inc. (Global Consumer Bank), JPMorgan Chase & Co. (Community Banking), and Wells Fargo & Company (Community Banking).

For 2017 target compensation review purposes, McLagan Partners, Inc. provided benchmarking data for our named executive officers’ compensation and used the following peer group: Bank of America Corporation, BB&T Corporation, BBVA Compass Bancshares, Inc., Citigroup Inc., Citizens Financial Group, Inc., Comerica, Inc., Fifth Third Bank, First Niagara Financial Group, Inc., Huntington Bancshares Incorporated, JPMorgan Chase & Co., Keycorp, M&T Bank Corporation, MUFG Union Bank, PNC Bank, Regions Financial Corporation, State Street Bank & Trust Co., SunTrust Banks, Inc., The Toronto Dominion Bank, Northern Trust Corporation, U.S. Bancorp, and Wells Fargo & Company.

Lastly, we describe the peer group used in connection with specific measures leveraged within the Executive Bonus Program under the caption “Executive Bonus Program.” We and Santander have also periodically used additional independent third party compensation surveys to assist in assessing certain of our executive officers’ overall compensation.

Components of Executive Compensation
For 2017, the compensation that we provided to our named executive officers consisted primarily of base salary and both short and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in benefits plans that we generally offer to all our employees, and we also provide the named executive officers with certain benefits and perquisites not available to the general employee population.
Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement considering market competitive pay, historical pay at Santander, our budget, level of duties and responsibilities, experience and expertise. While each of the named executive officer’s letter agreements provides for the possibility of increases in base salary, annual increases are not guaranteed. We review our named executive officers’ salary levels as a part of our annual compensation review process.
Our Chief Human Resources Officer consulted with Santander’s Human Resources Department to ensure named executive officers’ salaries are competitive and take into account market survey data of our peers, salary history at Santander, scope of duties and responsibilities, experience and expertise, individual performance, applicable regulatory requirements, and our budget. Santander’s Human Resources Department consulted with the Remuneration Committee and Santander’s Board of Directors in setting the base salary of Mr. Powell. In 2017, we made the following changes to our named executive officer salaries:
We increased Mr. Dayal's annual base salary from $1.0 million to $1.2 million to comply with pay ratio requirements of European Union Capital Requirements Directive IV, which we refer to as "CRD IV."
We increased Mr. Gunn's annual base salary from $1.0 million to $1.6 million, as part of a variable to fixed pay mix shift in accordance with CRD IV's requirements. Mr. Gunn's 2017 targeted incentive opportunity was correspondingly reduced a similar amount to maintain a generally consistent total target compensation for 2017.
We did not adjust any of the other named executive officers' base salaries for 2017.
Incentive Compensation
We provide annual incentive opportunities for the named executive officers to reward achievement of both business and individual performance objectives and to link pay to both short-term and long-term performance. We intend our incentive programs to incentivize participants to achieve and exceed these objectives at the Santander, country, and business level, as well as to reward the progressive improvement of individual performance. All of our named executive officers are designated as Identified Staff and therefore are subject to the compensation guidelines of the European Banking Authority and limits of CRD IV and likely other developing regulations. These regulations and guidelines define the short-term/immediate and long-term/deferred percentages for incentives awards with respect to the total compensation package as well as mandate that such awards be delivered in at least 50% shares or other instruments, such as ADRs, with a mandatory one-year holding period upon delivery, and no more than 50% paid in cash.
Executive Bonus Program
Our incentive program, which we refer to as the “Executive Bonus Program,” establishes both financial and non-financial measures to determine the bonus pool level from which we pay annual bonuses. We align the Executive Bonus Program each year with the applicable annual cycle of Santander’s corporate bonus program for executives of similar levels across the Santander platform. Each of the named executive officers participated in the Executive Bonus Program for 2017. The general structure of the Executive Bonus Program is:

•
to defer a portion of a participant’s award over a period of three or five years, depending on the participant’s position within our organization, subject to the non-occurrence of certain circumstances;

•	in turn, to link a portion of such amount to our performance over a multi-year period; and

•	to pay a portion of such award in cash and a portion in equity, in accordance with the rules that we set forth below.

On January 31, 2017, we approved the preliminary design of the Executive Bonus Program. On March 2, 2017, Santander’s Board of Directors adopted the Second Cycle of the Deferred Multi-year Objectives Variable Plan for executives (which is generally aligned with our Executive Bonus Program), and Santander’s shareholders approved it at its annual meeting of shareholders on April 7, 2017. Santander’s Remuneration Committee and Board of Directors approved the final scorecard for the Executive Bonus Program, as recommended by our Compensation Committee, on June 14, 2017, and June 26, 2017, respectively. Our Compensation Committee incorporated feedback from Santander into the final scorecard for the Executive Bonus Program when it approved the Executive Bonus Program on September 20, 2017.
The Executive Bonus Program provides for differences in the amount of final awards, higher or lower than their target bonus amounts (which we describe below), in order to reinforce our pay for performance philosophy.
Under the Executive Bonus Program, we determine a pool in which awards for all participants are decided. The pool incorporates both quantitative (via a scorecard) and qualitative considerations as well as feedback from Santander to ensure that the Executive Bonus Program links the pay of our executives to performance. Our Compensation Committee worked with Mr. Powell and Santander’s Human Resources Committee and the Board Remuneration Committee to validate that the proposed scorecard performance metrics aligned with overall business goals. Our Compensation Committee reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance. All scorecard calculations for us under the Executive Bonus Program are determined in accordance with International Financial Reporting Standards because Santander uses similar terms and metrics in its incentive programs across its platform, making the use of country-specific accounting standards infeasible.
Our named executive officers all perform functions for both us and SBNA. Our Compensation Committee agreed to consider individual allocation of the final bonus pool funding level for these executives based on both our and SBNA's performance to recognize their pay needing to be aligned for both businesses' performance as well as certain principles set forth by our regulators.
SHUSA Bonus Pool Scorecard Overview: The bonus pool funding is determined through a scorecard, which is primarily driven by a quantitative (mathematically informed) score, and is then adjusted by qualitative and other measures. We develop the scorecard metrics to measure our, our subsidiaries’ and our business units’ performance on an aggregate basis over the full year.
Together these make up our overall bonus pool funding level. As we describe in more detail below, the bonus pool funding was 107.9% for 2017. We determine the aggregate total of the bonus amounts, in U.S. dollars, available for distribution to our employees, including the named executive officers, by multiplying this bonus pool funding level by the sum of target incentives.
Below is a summary of how we calculated the bonus pool for 2017.

Part 1: Quantitative Score	77.3%
1. Quantitative Score: The quantitative score is a mathematically derived score based on our achievement of pre-determined business goals (which we reflect in Table 1 below under the heading “Quantitative Metrics”).
We pre-assign each metric with a weight and a goal. Then we calculate the percentage credit towards quantitative score for each metric by multiplying its percentage weight by its percentage achievement. Finally, we add up all the percentages to derive the total quantitative score.
For 2017, our total quantitative score was 77.3%.

Table 1: SHUSA Bonus Pool Funding Scorecard

Scorecard Component (Part)	Quantitative Metrics	Weight	2017 Goal	Full Year Result (1)	% Achievement(2)	% Credit Towards Quantitative Score ("Weight" * "% Achievement")(2)	Component (Part) Score (sum previous column)
Part 1: Quantitative Score	Customer Satisfaction (%)	2.5%	18%	14%	87.5%	2.2%	77.3%
	Loyal Customers (#)	2.5%	311,654	309,694	99.4%	2.5%
	Employee Engagement (%)	5%	67%	65%	87.5%	4.4%
	Cost of Credit Ratio (Loan Loss Ratio) (%)	10%	3.27%	3.44%	94.8%	9.5%
	% Completion of Certain Regulatory Requirements	10%	90%	93.6%	104.0%	10.4%
	Contribution to Santander's Capital ($ millions)	15%	$533	$968	181.6%	27.2%
	Net Profit ($ millions)	27.5%	$887	$660	74.4%	0%
	Return on Risk Weighted Assets (%)	27.5%	0.95%	0.73%	76.8%	21.1%

(1)
Figures shown in the “Full Year Result” column are forecasts as of November 2017. We used these forecasts in determining the 2017 bonus pool. The full-year results were not materially different from the forecasts. Our Compensation Committee and Santander’s Remuneration Committee approved the exclusion of the impact of Hurricane Harvey on Santander Consumer’s results, the impact of Hurricane Maria on Santander Puerto Rico’s results, and an un-budgeted loss impact on the sale of the Island Finance business in Puerto Rico on SHUSA’s quantitative results.

(2)	If percent achievement is less than 75% for any individual Quantitative Metric, then 0% credit is applied towards Quantitative score applicable to that metric.

Part 2: Qualitative Adjustment	-1.4%

2. Qualitative Adjustment: Santander's Remuneration Committee or our Compensation Committee may in their discretion add or subtract up to 25% to or from the quantitative score based on qualitative factors, including:

•progress of our regulatory agenda,
•advancement of our integration and governance model, and
•management of our Risk Appetite Statement.

Santander's Remuneration Committee applied a -1.4% Qualitative Adjustment to our Quantitative Score based on its assessment of our progress against these qualitative factors.

Part 3: Santander Multiplier	+7.0%

3. Adjustment due to Santander Multiplier: The Santander Multiplier is an incremental adjustment that provides for a link between our results and overall Santander results. The adjustment is the difference between Santander’s global bonus pool funding level (110.8%) and our score after the Qualitative Adjustment (75.9%), multiplied by 20%. The adjustment due to the application of the Santander Multiplier was +7.0%.

The evaluation of the Santander's categories of quantitative metrics and qualitative factors, which results in the Santander bonus pool funding level of 110.8%, is as follows:

•
Customers: the goals set for customer satisfaction and loyalty were met with a result of 92%, which was qualitatively adjusted upwards to 98.5% for the overall progress on the implementation of conduct risk controls with customers.

•
Risks: the quantitative results obtained from the evaluated metrics, cost of credit and non-performing loans ratio, provided a result of 101.5%, which was qualitatively adjusted upwards to 114% for aspects related to the management of the risk appetite model.

•Capital: Santander exceeded the capital targets set for the year, providing a result of 100.8%.

•
Profitability: Ordinary Net Profit result was 104.9%, and the RoRWA result was at 111.6%. Qualitative factors were evaluated, including comparison with comparable companies and the solidity and sustainability of results, and no qualitative modification was applied, resulting in a category achievement of 117.4%.

The following qualitative criteria were also considered; however, no additional adjustments were made based on these criteria:

•Management of the risk appetite model, level and disclosure of excesses.
•The general control environment in accordance with internal regulations and Santander standards.

•	The degree of compliance with internal and external regulations, and observations made by regulators and supervisory bodies.
•Prudent and efficient liquidity.

Part 4: Exceptional Adjustment by Santander's Remuneration Committee	+25.0%

4. Exceptional Adjustment by Santander's Remuneration Committee: Santander’s Remuneration Committee may, in its discretion, make an exceptional adjustment of up to 25% to the pool funding level. Santander took into account various factors, including Mr. Powell’s achievement of the Contribution to Santander Capital goal set in May 2017 and Santander’s Tier 1 Common Equity and in its full discretion assigned an exceptional adjustment of +25.0%.

Setting Bonus Targets: We assigned each of the named executive officers a target bonus amount at the beginning of 2017. We determined the target bonus awards taking into account market competitive pay, historical pay at Santander, level of duties and responsibilities, individual performance, historical track record within the organization for each individual, impacts of regulatory changes, and our budget. We review these factors at least annually and the target bonus amounts for 2017 were subject to management review as well as Compensation Committee review as needed.

Discretionary Pay for Performance Decisions: During the decision-making process, we used target bonus amounts to establish an initial starting point for the executive. Each named executive officer’s initial bonus target was subject to a discretionary adjustment, either upwards or downwards, based on the pool calculation results, and the executive’s individual performance evaluation. In no event did the aggregate total of the actual bonus amounts exceed the aggregate total of the approved bonus pool. Our compensation philosophy continues to evolve and, beginning in 2016, we shifted from looking solely at pay against target to also assessing each named executive officer's actual bonus from one year to the next. Both percentages against target, and against prior year actual bonus, were considered to determine final pay.

We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific objectives directly related to the named executive officer’s job responsibilities. These goals are not all objective, formulaic, or quantifiable. Rather they include both quantitative and qualitative measures that cut across critical objectives related to business strategy and performance; regulatory, compliance and risk management; our customers and clients; as well as our employees and culture. We describe certain of these measures for each of the named executive officers:

Mr. Powell

Mr. Powell’s 2017 functional objectives included, but were not limited to:

•	Deliver budget financials, with a focus on net income, return on risk-weighted assets, and return on tangible equity, which are all common financial measures in the banking industry.

•	Improve financial and risk control environment and file financial reports on time.

•	Significantly improve technology stability, efficiency, and effectiveness.

•	Ensure integration with Santander initiatives.

•	Continue to make progress on outstanding regulatory issues.

•	Complete governance implementation and fully integrate businesses into our governance and management framework.

•	Continue to implement a culture of risk management and compliance and ensure Santander values (Simple, Personal and Fair).

Based on his performance results for 2017, we paid Mr. Powell approximately 114% of his target bonus level, which is approximately 96% of his prior year bonus.

Mr. Dayal
Mr. Dayal’s 2017 functional objectives included, but were not limited to:

•	Optimize balance sheet to enhance capital, liquidity, and profitability.

•
Ensure that we pass financial regulation tests such as the CCAR and the Dodd-Frank Act Stress Test and begin capital distributions and continue to improve stress testing and integrate into business as usual.

•
Continue to improve SBNA's funds transfer pricing, which is a process most often used in the banking industry as a means of outlining the areas of strength and weakness within the funding of the institution.

•	Identify key efficiency opportunities across our organization and begin execution on top opportunities.

•	Contribute to our culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results for 2017, we paid Mr. Dayal approximately 109% of his target bonus level, which is approximately 114% of his prior year bonus.

Mr. Aditya
Mr. Aditya's 2017 functional objectives included, but were not limited to:

•	Maintain consistency and efficiencies across services through process standardization, automation, and site consolidation.

•	Establish first-line-of defense risk and control functions including enterprise-wide risk control self-assessment implementation.

•	Develop robust analytics and processes leading to servicing and decisioning competitive advantages.

•	Minimize risk and assure resiliency through the creation of the business control officer network and establishing an enterprise business continuity organization.

•	Develop a scalable and robust platform and geographic footprint to accommodate growth and future acquisitions.

•	Ensure safety and soundness in underwriting.

•	Contribute to our culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results for 2017, we paid Mr. Aditya approximately 107% of his target bonus level.

Mr. Gunn

Mr. Gunn’s 2017 functional objectives included, but were not limited to:

•	Re-develop the ALLL processes with effective quantitative and qualitative elements.

•	Ensure proper and accurate loss forecasting and reserve targets reported monthly compared to prior forecast.

•	Assist us in passing the CCAR tests and to comply with OCC guidelines regarding the risk governance framework for large financial institutions.

•	Deliver on 100% of regulatory written agreement commitments.

•
Continue to develop and implement a robust and comprehensive risk control framework with a focus on risk governance, risk appetite statement compliance, effective management of emerging risks and effective escalation of risks through the monthly risk report.

•	Continue to shape our employee agenda and improve employee engagement.

•	Contribute to our culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results in 2017, we paid Mr. Gunn approximately 89% of his target bonus level. Comparison against the prior year for Mr. Gunn is not meaningful given the shift of pay from variable to fixed during 2017, which we describe above under "Base Salary."

Mr. Griffiths
Mr. Griffiths’ 2017 functional objectives included, but were not limited to:

•	Reduce customer impact of information technology-related incidents by 50% year-over-year.

•	Deliver on $35 million expense management plan.

•	Initiate information security remediation process and materially reduce information security exposure through 2017,

•	Address 50% of identified technology obsolescence issues (databases and operating systems) before year end.

•	Ensure information technology environment is acceptable to pass Comprehensive Capital Analysis and Review and move from project phase to business as usual before year end.

•	Contribute to our culture of risk management and compliance and ensure that we maintain our values.

Based on his performance results for 2017, we paid Mr. Griffiths approximately 108% of his target bonus level, which is approximately 110% of his prior year bonus.
Compensation Committee Review and Approval
On December 6, 2017, our Compensation Committee reviewed the preliminary results with respect to Mr. Powell’s bonus award under the Executive Bonus Program and recommended an award to Santander’s Human Resources Committee. On January 18, 2018, Santander’s Human Resources Committee recommended Mr. Powell’s bonus award to Santander’s Board Remuneration Committee, on January 29, 2018, Santander’s Board Remuneration Committee recommended Mr. Powell’s award to Santander’s Board of Directors, and on January 30, 2018, Santander’s Board of Directors validated Mr. Powell’s award. Our and Santander Consumer's Board of Directors approved Mr. Powell’s final bonus on February 27, 2018.
On December 6, 2017, our Compensation Committee determined preliminary bonus awards under the Executive Bonus Program for the other named executive officers subject to validation by Santander’s CEO. On January 22, 2018, our Compensation Committee approved the final bonus awards for the named executive officers other than Mr. Powell.
Bonus Delivery: We paid current awards to the named executive officers under the Executive Bonus Program for 2017 as short-term and long-term incentive awards payable in a combination of cash and Santander ADRs, and in the case of Mr. Powell, a combination of cash, Santander ADRs, and Santander Consumer common stock and RSUs. These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander and us, as applicable. Amounts that we pay in equity as short-term incentive awards are immediately vested and are in the form of Santander ADRs (and, in the case of Mr. Powell, Santander Consumer common stock). Amounts that we pay in equity as long-term incentive awards are subject to vesting criteria, as we describe below, and are in the form of restricted Santander ADRs (and, in the case of Mr. Powell, Santander Consumer RSUs). Any payment made in shares of Santander ADRs or Santander Consumer common stock under the Executive Bonus Program is subject to a one-year holding requirement from the grant date (in the case of immediately vested ADRs/Santander Consumer shares) or vesting date, if any, of the deferred ADRs/Santander Consumer shares.
Short-term/Immediate: Under the Executive Bonus Program, the named executive officers receive the short-term award 50% in cash and 50% in immediately vested Santander ADRs, or in the case of Mr. Powell, 50% in cash and 50% in a combination of immediately-vested Santander ADRs and Santander Consumer shares.
Long-term/Deferred: Under the Executive Bonus Program, participants are required to defer a portion of their bonus depending on their position within Santander. Santander considers Messrs. Powell, Dayal, and Griffiths as “Category 2” executives and, therefore, they each must defer 50% of their overall bonus awards for five years. Santander considers Messrs. Aditya and Gunn as “Category 3” executives and therefore they each must defer 40% of their respective overall bonus awards for three years.

We deliver deferred amounts under the Executive Bonus Program 50% in cash and 50% in restricted Santander ADRs, and in the case of Mr. Powell, 50% in cash, 25% in restricted Santander ADRs, and 25% in Santander Consumer RSUs. The deferred amounts vest over three or five years, depending on the participant’s Category (as we describe above) and the participant remaining employed through the applicable payment date (except in certain limited circumstances). The deferred amounts are subject to our Policy on Malus and Clawback Requirements, including the requirement that none of the following circumstances has arisen during the period prior to each payment by reason of the participant's actions:

•	A significant failure with respect to our risk management or any control or support function;

•
A material or negative (in each case as determined by our external auditors) restatement of our financial statements (other than any restatement undertaken as a result of a change in accounting standards);

•	The participant’s material breach of any of our material internal rules or regulations, particularly if such rules or regulations relate to risk management;

•	A material, negative change in our capitalization of our risk profile;

•	A material, unforeseen increase in our economic or regulatory capital requirements;

•	The participant or the participant’s business unit is subject to material regulatory sanctions;

•	The participant is convicted of or indicted for a felony, or a lesser crime involving moral turpitude;

•	Any material misconduct by the participant, whether individually or as part of a group, particularly in connection with the marketing of unsuitable products;

•	Our deficient financial performance;

•
A material error by the participant, including such activities by the participant that result in material losses to us or an affiliate or material regulatory sanctions being imposed on us or on an affiliate;

•	A material downturn in our, an affiliate’s or a business unit’s financial performance as a result of the participant’s inappropriate business management activities; or

•	The participant’s detrimental conduct (as defined in the Executive Bonus Program).

The accrual of a portion of such deferred amounts is subject to the compliance with certain multi-year objectives, which we describe below, during the 2017-2019 period. At the end of the 2019 fiscal year, Santander`s Board set the maximum amount of each annual payment of the deferred portion for each participant.

Multi-year objectives, metrics and compliance scales are as follows:

a)
Compliance with consolidated earnings-per-share (“EPS”) growth target of Santander for 2019 versus 2016. The coefficient corresponding to this target (the “EPS Coefficient”) will be obtained from the following table:

2019 EPS growth (% against 2016)	EPS Coefficient
≥ 25%	1
≥ 0% but < 25%	0 - 1
< 0%	0

b)
Relative performance of total shareholder return (“TSR”, as we define below) of Santander for the 2017-2019 period compared to the weighted TSRs of a peer group of 17 credit institutions, which we set forth below.

We define “TSR” as the difference (expressed as a percentage) between the final value of an investment in Santander common stock and the initial value of the same investment. Dividends or other similar items received by a Santander shareholder during the corresponding period of time are treated as if they had been invested in more shares of the same class at the first date on which the dividend or similar item is owed to the shareholder and at the average weighted listing price on that date. To calculate TSR, we use the average weighted daily volume of the average weighted listing prices of Santander common stock corresponding to the 15 trading sessions prior to January 1, 2017 (for the calculation of the initial value), and of the 15 trading sessions prior to January 1, 2020 (for the calculation of the final value).

The peer group is the following 17 financial institutions:

Financial Institutions
Banco Bilbao Vizcaya Argentaria SA	Itaú Unibanco Holding SA
JP Morgan Chase & Co	Wells Fargo & Co
Bank of America Corp	Unicredit SpA
UBS Group AG	Standard Chartered PLC
Intesa San Paolo SpA	Citigroup Inc
HSBC Holdings PLC	ING Groep NV
Barclays PLC	Lloyds Banking Group PLC
BNP Paribas SA	Deutsche Bank AG
Société Générale SA
In case of unexpected changes in the peer group and in light of objective circumstances, Santander's Board may adjust the rules of comparison among them or modify the peer group’s composition.

TSR compliance scale:

TSR position of Santander	"TSR Coefficient"
Exceeding the 66th percentile	1
From the 33rd to the 66th percentiles	0-1
Below the 33rd percentile	0

c)
Compliance with the fully-loaded CET1 ratio target of Santander Group for the financial year 2019. The coefficient corresponding to this target (the "CET1 Coefficient") will be obtained from the following table:

CET1 in 2019	CET1 Coefficient
≥ 11.30%	1
≥ 11% but < 11.30%	0.5‑1
< 11%	0

In order to verify if this target has been met, in general, any potential increase in CET1 deriving from share capital increases will be disregarded. Moreover, Santander may adjust the CET1 ratio, in order to remove the effects of any regulatory change on the calculation rules that may occur through December 31, 2019.

To determine the maximum amount of the deferred portion subject to objectives that, if applicable, must be paid to each participant on the applicable payment date, the following formula will be applied to each one of the annual payments pending payment:

Final Annual Payment = Amt. x ((1/3 x A) + (1/3 x B) + (1/3 x C))

where:

•	“Amt.” corresponds to the amount of award equivalent to an annual payment.

•	“A” is the EPS coefficient according to the scale in paragraph (a) above based on EPS growth in 2019 with respect to 2016.

•	“B” is the TSR coefficient according to the scale in paragraph (b) above based on the relative performance of the TSR of Santander for the 2017-2019 period with respect to the peer group.

•	“C” is the CET1 coefficient according to compliance with the CET1 target described in paragraph (c) above.

Santander’s Board of Directors may in its discretion revise the structure of this portion of the Executive Bonus Program.

Special Regulatory Incentive Program (“SRIP”)
During 2016, we developed a special regulatory incentive program, which we refer to as the “SRIP,” for performance periods 2017, 2018-19 and 2019-20. The SRIP was approved by Santander’s Remuneration Committee on June 27, 2016. The SRIP is part of the Executive Bonus Program. We designed the SRIP to support meeting our U.S. regulatory commitments, an important factor in helping to shape our strategy over the next several years. The SRIP reinforces our regulatory focus, and we intend it to reward those select leaders who drive our success. Each of our named executive officers participates in the SRIP.
Overall Program Objectives:

•	The purpose of the SRIP is to strengthen the alignment between pay and the annual achievement of critical U.S. regulatory priorities.

•
We will establish the SRIP measures for each period to ensure that payouts align to critical regulatory milestones which differ for each period, and to ensure our adherence to CRD-IV pay ratio requirements.

•
SRIP eligibility is directed to select leadership roles responsible for achieving these goals and will provide meaningful compensation over time in order to reinforce accountability and assist with retention.

2017 Program:
Total target opportunity over the life of the multi-year program was set at $2,000,000 for Mr. Powell and at $1,000,000 each for the other named executive officers.
For 2017, 25% of each participant’s total targeted opportunity was based on achieving the following goals:

•	Pass the CCAR; and

•	Secure approval of the capital plan’s external dividends/capital distributions.

We achieved both of these goals for 2017. Based on these results, we approved each named executive officer’s actual award amounts for 2017 at 25% of their respective total target opportunity. See footnote 4 to the Summary Compensation Table for the actual amounts that we paid to the named executive officers under the SRIP for 2017.
Any payments made under the SRIP to our named executive officers are subject to the same payment, deferral, and performance requirements as those applicable to payments made under the Executive Bonus Program, which we describe above.
Additional Long-Term Incentive Compensation
Santander discontinued use of any additional long-term incentive plan beginning with the 2016 performance year. Santander merged the targeted awards made under the long-term incentive plan in previous years with the targeted incentive awards granted under the Executive Bonus Program.

Annual Discretionary Bonuses

In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance outside of our incentive compensation program, which we describe above. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received a discretionary bonus outside the Executive Bonus Program for 2017.

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

Sign-On, Buy-Out and Retention Bonuses

We paid sign-on and buy-out bonuses to certain of the named executive officers in connection with their commencing employment with us. Providing these sign-on and buy-out bonuses is an industry-standard practice that supports the attraction of executives and makes executives whole for forfeited compensation that they would otherwise receive if they had not left their prior employment. In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. These retention bonuses comply with all applicable regulatory guidance and we describe them in the description of the named executive officers’ respective letter agreements, where applicable.

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
Compensation Committee Report

For purposes of Item 407(e)(5) of Regulation S-K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III - Item 11 of this Form 10-K with management. Based upon the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2017.

Submitted by:
Catherine Keating, Chair
Stephen Ferriss
Juan Guitard
Henri-Paul Rousseau
Victor Matarranz
Richard Spillenkothen

The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and notwithstanding anything to the contrary set forth in any of our previous filings under the Act, or the Securities Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation

•
The following directors served as members of our Compensation Committee in 2017: Catherine Keating, Stephen A. Ferriss, Juan Guitard, Richard Spillenkothen, Henri-Paul Rousseau and Victor Matarranz. Mr. Guitard is the Head of Internal Audit at Santander and Mr. Matarranz is the Head of Santander’s Wealth Management Division. With these exceptions, no member of the Compensation Committee (i) was during the 2017 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC.

•
None of our executive officers is a member of the compensation committee or board of directors of another entity whose executive officers have served on our Board of Directors or the Compensation Committee, except that Mr. Powell serves as our and SC's director, President and CEO and Mr. Gunn serves as our Chief Risk Officer and a director of SC. Neither Mr. Powell nor Mr. Gunn serve on our or SC's compensation committee.

CEO Pay Ratio Disclosure
As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Powell, our President and CEO.
For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all our employees (other than Mr. Powell) was $52,902; and

•	the annual total compensation of Mr. Powell, as reported in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K, was $4,775,979.

Based on this information, for 2017 the ratio of the annual total compensation of Mr. Powell, our President and CEO, was 90.3 times that of the median of the annual total compensation of all our other employees.

We took the following steps to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and Mr. Powell:

1.
We determined that, as of October 1, 2017, our employee population consisted of approximately 16,963 individuals. This population consisted of our full-time, part-time, and temporary employees employed with us as of the determination date. This number differs from the number of employees that we disclose elsewhere in this Form 10-K because, for purposes of the CEO pay ratio disclosure, we do not calculate the number of employees as of the end of our fiscal year.

2.
To identify the “median employee” from our employee population, we used the amount of “gross wages” for the identified employees as reflected in our payroll records for the nine-month period beginning January 1, 2017, and ending October 1, 2017. For gross wages, we generally used the total amount of compensation the employees were paid before any taxes, deductions, insurance premiums, and other payroll withholding. We did not use any statistical sampling techniques.

3.
For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x), resulting in annual total compensation of $52,902.

4.	For the annual total compensation of Mr. Powell, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report on Form 10-K.

The CEO pay ratio that we report above is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates, and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions and which may have a significantly different work force structure from ours, are likely not comparable to our CEO pay ratio.

Summary Compensation Table - 2017

Name and Principal Position	Year	Salary(3)	Bonus(4)	Stock Awards(5)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(6)	Total

Scott Powell (1)	2017	$2,000,000	$1,447,500	$1,296,202	$—	$—	$—	$32,277	$4,775,979
President and Chief Executive Officer	2016	$2,000,000	$1,250,000	$1,129,778	$—	$—	$—	$108,529	$4,488,307
	2015	$1,653,846	$3,750,000	$—	$—	$—	$—	$73,336	$5,477,182

Madhukar Dayal	2017	$1,200,000	$1,625,500	$918,820	$—	$—	$—	$105,974	$3,850,294
Chief Financial Officer	2016	$788,462	$2,151,000	$—	$—	$—	$—	$213,111	$3,152,573

Daniel Griffiths	2017	$1,000,000	$1,687,000	$826,939	$—	$—	$—	$597,453	$4,111,392
Chief Technology Officer	2016	$653,846	$1,310,000	$—	$—	$—	$—	$88,412	$2,052,258

Brian Gunn	2017	$1,600,000	$1,205,870	$929,549	$—	$—	$—	$28,239	$3,763,658
Chief Risk Officer	2016	$1,000,000	$1,431,869	$945,001	$—	$—	$—	$121,217	$3,498,087
	2015	$557,692	$800,000	$—	$—	$—	$—	$44,720	$1,402,412

Mahesh Aditya(2)	2017	$819,231	$2,125,000	$—	$—	$—	$—	$404,718	$3,348,949
Chief Operating Officer

Footnotes:

(1)
Mr. Powell served as a director of us and SBNA. Mr. Powell received no compensation for that service as a director. Amounts for 2017 (other than the amounts in the "Stock Awards" column, which we entirely paid) include compensation that we and Santander Consumer paid Mr. Powell for his services for our respective companies. For information about the allocation of these amounts, see "The Role of Our Board and Santander Consumer's Compensation Committees."

(2)	Mr. Aditya commenced employment with us on March 1, 2017. We appointed him Chief Operating Officer on May 17, 2017.

(3)	Reflects actual base salary paid through the end of the applicable fiscal year.

(4)
The amounts in this column for 2017 reflect the cash portion of the applicable named executive officer’s bonus payable under the 2017 Executive Bonus Program as well as other cash bonuses payable pursuant to an applicable letter agreement and do not include amounts payable in Santander ADRs that vest in future years pursuant to the terms of the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Incentive Compensation.” The bonuses earned by the named executive officers for 2017 under the Executive Bonus Program before deferral were:

Named Executive Officer	Executive Bonus	SRIP	Total Bonus
Scott Powell	$2,395,000	$500,000	$2,895,000
Madhukar Dayal	$2,050,000	$250,000	$2,300,000
Daniel Griffiths	$1,790,000	$250,000	$2,040,000
Brian Gunn	$1,100,000	$250,000	$1,350,000
Mahesh Aditya	$1,100,000	$250,000	$1,350,000

(5)
The amounts in this column for 2017 reflect the grant date fair value of such awards granted under the 2016 Executive Bonus Program determined in accordance with ASC Topic 718. We describe the Executive Bonus Program in the Compensation Discussion and Analysis section above. The amounts in this column also reflect the grant date fair value associated with the additional shares awarded on September 26, 2017, to account for dilution resulting from Santander’s purchase of Banco Popular in June 2017. The Company recognizes compensation expense related to stock awards based upon the fair value of the awards on the date of the grant. The related expense is charged to earnings over the requisite service period.

(6)	Includes the following amounts that we paid to or on behalf of the named executive officers with respect to service for us:

	Year	Powell	Dayal	Griffiths	Gunn	Aditya

Contribution to Defined Contribution Plan	2017	$10,800	$10,800	$0	$10,800	$10,800
	2016	$10,600	$10,600	$0	$10,600	$—
	2015	$10,600	$—	$—	$0	$—

Relocation Expenses, Temporary Housing, and Spousal Allowance	2017	$10,137	$50,395	$99,638	$6,000	$291,598
	2016	$56,000	$133,261	$8,538	$0	$—
	2015	$36,300	$—	$—	$0	$—

Housing Allowance, Utility Payments, and Per Diem	2017	$0	$0	$48,000	$0	$0
	2016	$0	$0	$33,549	$51,250	$—
	2015	$0	$—	$—	$34,850	$—

Legal, Tax, and Financial Consulting Expenses	2017	$0	$0	$30,038	$0	$0
	2016	$0	$0	$0	$2,045	$—
	2015	$0	$—	$—	$0	$—

Tax Reimbursements (*)	2017	$11,094	$44,779	$248,585	$5,139	$102,320
	2016	$41,929	$69,250	$32,450	$51,082	$—
	2015	$26,436	$—	$—	$2,510	$—

School Tuition and Language Classes	2017	$0	$0	$0	$0	$0
	2016	$0	$0	$0	$0	$—
	2015	$0	$—	$—	$4,800	$—

Paid Parking	2017	$0	$0	$0	$6,300	$0
	2016	$0	$0	$0	$6,240	$—
	2015	$0	$—	$—	$2,560	$—

Taxable Fringe Benefits	2017	$246	$0	$158,481	$0	$0
	2016	$0	$0	$13,875	$0	$—
	2015	$0	$—	$—	$0	$—

Home Travel	2017	$0	$0	$12,711	$0	$0
	2016	$0	$0	$0	$0	$—
	2015	$0	$—	$—	$0	$—

Total	2017	$32,277	$105,974	$597,453	$28,239	$404,718
	2016	$108,529	$213,111	$88,412	$121,217	$—
	2015	$73,336	$—	$—	$44,720	$—

(*)	Includes amounts paid to gross up for tax purposes certain perquisites and tax payments in accordance with an applicable employment or letter agreement or other arrangement.

Grants of Plan-Based Awards-2017

		Estimated Possible Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Target (#)

Scott Powell	9/26/2017		4,368	(1)	$29,332
	2/21/2017		115,839	(2)	$633,435
	2/21/2017		115,839	(3)	$633,435

Madhukar Dayal	9/26/2017		993	(1)	$6,669
	2/21/2017		100,085	(3)	$547,289
	2/21/2017		66,724	(4)	$364,863

Daniel Griffiths	9/26/2017		894	(1)	$6,004
	2/21/2017		90,077	(3)	$492,562
	2/21/2017		60,051	(4)	$328,373

Brian Gunn	9/26/2017		2,440	(1)	$16,386
	2/21/2017		100,196	(3)	$547,896
	2/21/2017		66,798	(4)	$365,267

Mahesh Aditya	2/21/2017		—		$—
	2/21/2017		—		$—

Footnotes:

(1)
Santander awarded these shares on September 26, 2017 as additional shares for all outstanding deferred awards granted prior to December 31, 2017, that vest in 2018 and beyond, to account for share dilution resulting from Santander's purchase of Banco Popular in June 2017. The share numbers reflect the 1.49% upward adjustment of all the outstanding deferred shares as of December 31, 2017, and follow the vesting schedule applicable to each grant. (For all the outstanding shares as of December 31, 2017, and corresponding vesting schedules, see the "Outstanding Equity Awards at Fiscal 2017 Year End" table.)

(2)	Reflects the number of shares of immediately vested Santander ADRs granted in 2017 to the applicable named executive officer under the 2016 Executive Bonus Program subject to one-year retention.

(3)
Santander awarded these shares on February 21, 2017 as deferred shares granted under the 2016 Executive Bonus Program. They vest on February 22 of each year over a five-year period, in equal installments, with first vesting occurring in 2018 and the final vesting occurring in 2022. The shares vesting in the last three years are subject to performance conditions.

(4)
Santander awarded these shares on February 21, 2017 as deferred shares granted under the 2016 Executive Bonus Program. They vest on February 22 of each year over a three-year period, in equal installments, with the first vesting occurring in 2018 and the final vesting occurring in 2020. The shares vesting in the last year are subject to performance conditions.

Outstanding Equity Awards at Fiscal 2017 Year End

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Scott Powell	4,368	(1)	$28,565
	115,839	(2)	$757,590
	92,774	(3)	$606,742
	84,888	(6)	$555,168

Madhukar Dayal	993	(1)	$6,494
	66,724	(4)	$436,375

Daniel Griffiths	894	(1)	$5,847
	60,051	(4)	$392,734

Brian Gunn	2,440	(1)	$15,958
	66,798	(4)	$436,859
	49,479	(5)	$323,593
	47,750	(6)	$312,285

Mahesh Aditya	—		$—

Footnotes:

(1)
Santander awarded these shares on September 26, 2017 as additional shares for all outstanding deferred awards granted prior to December 31, 2017, that vest in 2018 and beyond to account for share dilution resulting from Santander's purchase of Banco Popular in June 2017. The share numbers reflect the 1.49% upward adjustment of all the outstanding deferred shares, as shown in this table, and follow the vesting schedule applicable to each grant.

(2)
Santander awarded these shares on February 21, 2017 as deferred shares granted under the 2016 Executive Bonus Program. They vest on February 22 of each year over a five-year period, in equal installments, with the first vesting in 2018 and the last vesting in 2022. The shares vesting in the last three years are subject to performance conditions.

(3)
Reflects unvested shares that Santander awarded on February 22, 2016 under the 2015 Executive Bonus Program. They vest in equal installments over a five-year period. One-fifth of these shares vested on February 22, 2017, and the remainder will vest on February 22, in equal installments, in each year from 2018 through 2021. The shares vesting in the last three years are subject to performance conditions.

(4)
Reflects unvested shares that Santander awarded on February 21, 2017 as deferred shares granted under the 2016 Executive Bonus Program. They vest on February 22 of each year over a three-year period, in equal installments, in each year from 2018 through 2020. The shares vesting in the last year are subject to performance conditions.

(5)
Reflects unvested shares that Santander awarded on February 22, 2016 as deferred shares granted under 2015 Executive Bonus Program. They vest in equal installments over a three-year period. One-third of these shares vested on February 22, 2017, one third will vest on February 22, 2018 and one-third will vest on February 22, 2019. The shares vesting in the last year are subject to performance conditions.

(6)
Reflects unvested shares that Santander awarded on July 5, 2016 under the second cycle of the 2015 Performance Shares Plan. All shares cliff vest on the third anniversary of the award date and the number of shares delivered depend on achievement of performance criteria set forth in the second cycle plan, which we describe in the Compensation Discussion and Analysis section above under the heading entitled “Additional Long-Term Incentive Compensation.” The number of Mr. Powell’s unearned shares was inadvertently understated by 37,138 shares in our 2016 Annual Report on Form 10-K.

Option Exercises and Stock Vested - 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Powell	—	$—	139,032	$759,141
Madhukar Dayal	—	$—	100,085	$547,289
Daniel Griffiths	—	$—	90,077	$492,562
Brian Gunn	—	$—	124,936	$681,986
Mahesh Aditya	—	$—	—	$—

Equity Compensation Plans

As we describe in the Compensation Discussion and Analysis section, the named executive officers receive a portion of their compensation in Santander ADRs under the Executive Bonus Program. (We describe the Executive Bonus Program in the Compensation Discussion and Analysis section above.) In addition, Mr. Powell receives shares of Santander Consumer common stock under its shareholder approved equity compensation plans in connection with his service as Santander Consumer's CEO. Certain of our named executive officers also have outstanding equity awards under our now-discontinued long-term incentive compensation plan, which we refer to as the “Performance Shares Plan.”

We set forth below information about the potential shares that our named executive officers may receive under the Executive Bonus Program.

Our named executive officers deferred the following amounts into the Executive Bonus Program (including payments under the SRIP) for 2017 and will be entitled to the following number of shares if the Program’s conditions are satisfied:

Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred (ADRs)*	Santander Consumer RSUs**
Scott Powell	$1,447,500	$723,500	49,821	22,448
Madhukar Dayal	$1,150,000	$575,000	79,162	—
Daniel Griffiths	$1,020,000	$510,000	70,213	—
Brian Gunn	$540,000	$270,000	37,172	—
Mahesh Aditya	$540,000	$270,000	37,172	—
* Number of shares based on an exchange rate of €0.821 to $1 and a $7.26 per share price.
**Number of shares based on $16.12 per share price.

Description of Letter Agreements

We and/or Santander have entered into letter agreements with our named executive officers that were in effect in 2017. We describe each of the agreements below.

Scott Powell

We entered into a letter agreement with Mr. Powell dated as of February 27, 2015.

Mr. Powell’s letter agreement provides that he will serve as our President and CEO and as a member of our Board of Directors. The agreement does not have a term.

The letter agreement provides for a base salary of $2,000,000. In addition, Mr. Powell received a sign-on restricted share grant under which, on the effective date of the agreement, he was paid $2,750,000, of which he was required to use the net after-tax proceeds to purchase shares, which he may not transfer for three years.

Mr. Powell is eligible to participate in our annual bonus plan contingent upon the achievement of annual performance objectives. Mr. Powell's annual bonus target for 2015 was $1,500,000 and the letter agreement provides that the bonus for 2015 would not be lower than the target bonus (provided Mr. Powell was employed with us on December 31, 2015). The bonus was paid partially in cash and partially in shares, in accordance with the terms of the Executive Bonus Program.

The letter agreement also provided, among other things, that Mr. Powell would participate in the Performance Shares Plan, which provided for an award for 2015 equal to 20% of his base salary paid in shares, subject to attainment of performance goals and the other provisions of the Performance Shares Plan.

The letter agreement provides that Santander will reimburse Mr. Powell for relocation expenses (including any taxes on that reimbursement), provided Mr. Powell relocates to Boston within two years of the effective date of the agreement.

Madhukar Dayal

We entered into a letter agreement with Mr. Dayal dated December 9, 2015.
Mr. Dayal’s letter agreement provides for him to serve as Chief Financial Officer. The agreement does not have a term.
The letter agreement provides for an initial base salary of $1,000,000. In addition, Mr. Dayal is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Dayal’s annual bonus target was set at $1,500,000, and the letter agreement provided that the bonus for 2016 would not be lower than the target bonus.
The letter agreement also provides, among other things, that Mr. Dayal would participate in the Corporate Long-Term Incentive Plan, subject to its terms, except that for 2016, Mr. Dayal’s award was equal to 15% of his target bonus.
Mr. Dayal’s letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

•
The remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each year's payment paid 50% in cash and 50% in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Dayal not having voluntarily terminated or been terminated for cause through the date of payment, as well as none of the following circumstances occurring during the deferral period:

•	Deficient performance by Santander;

•	Failure by Mr. Dayal to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in accounting rules); or

•	Significant negative variations in Santander’s economic capital or risk profile.

The letter agreement also provided that Mr. Dayal would receive a sign-on bonus of $300,000, which we paid following his first 30 days of employment. If Mr. Dayal voluntarily terminates employment or we terminate him for cause within 24 months of employment, Mr. Dayal must repay such sign-on bonus to us.
Mr. Dayal’s letter agreement also provides for payment of an additional amount totaling $1,902,000 to compensate him for losses he incurred as a result of changing employment. His agreement provides that this amount is paid in three installments with one installment of $951,000 paid following 30 days of employment, one installment of $475,500 paid following one year of employment and one installment of $475,500 payable following two years of employment. No payment will be made if Mr. Dayal voluntarily terminates employment or we terminate him for cause through the date of payment, and Mr. Dayal must repay such amounts if he voluntarily terminates employment or we terminate him for cause within 12 months of such payment.
We provided Mr. Dayal with U.S. domestic relocation benefits in accordance with our policies, which Mr. Dayal must repay to us in the event he voluntarily terminates employment or we terminate him for cause within 12 months of receipt from the last benefit paid.
Mr. Dayal’s letter agreement contains a nondisclosure obligation and a one-year non-solicitation agreement.

Daniel Griffiths
We entered into a letter agreement with Mr. Griffiths dated April 18, 2016.
Mr. Griffiths’ letter agreement provides for him to serve as Head of Information Technology. The agreement does not have a term.
The letter agreement provides for an initial base salary of $1,000,000. In addition, Mr. Griffiths is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Griffiths’ annual bonus target was set at $1,350,000, and the letter agreement provided that the bonus for 2016 would not be lower than the target bonus.
The letter agreement also provides, among other things, that Mr. Griffiths would participate in the Corporate Long-Term Incentive Plan, subject to its terms, except that for 2016, Mr. Griffiths’ award was equal to 15% of his target bonus.

Mr. Griffiths’ letter agreement also provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

•
The remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each year's payment paid 50% in cash and 50% in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Griffiths not having voluntarily terminated or been terminated for cause through the date of payment, as well as none of the following circumstances occurring during the deferral period:

•	Deficient performance by Santander;

•	Failure by Mr. Griffiths to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in accounting standards); or

•	Significant negative variations in Santander’s economic capital or risk profile.

The letter agreement also provides that Mr. Griffiths will receive a sign-on bonus to compensate him for forfeited equity from his prior position to be paid in four installments totaling $2,500,000, with one installment of $500,000 paid following six months of employment, one installment of $667,000 paid following one year of employment, and two installments of $667,000 payable following two and three years of employment, respectively. No payment will be made if Mr. Griffiths voluntarily terminates employment or we terminate him for cause through the date of payment, Mr. Griffiths must repay such amounts if he voluntarily terminates employment or we terminate him for cause within 12 months of such payment.
We provided for travel arrangements and reasonable air travel expenses for Mr. Griffiths between Ontario, Canada and Boston, Massachusetts. We will provide lodging in Boston or will reimburse him, on an after-tax basis, for lodging in Boston, which will not exceed $4,000 net on a monthly basis. Mr. Griffiths is also eligible to receive a 24-month relocation benefit in accordance with our policies, which Mr. Griffiths must repay to us in the event he voluntarily terminates employment or we terminate him for cause within 24 months of employment with us.
Mr. Griffiths’ letter agreement contains a nondisclosure obligation and a one-year non-solicitation agreement.

Brian Gunn

We entered into a letter agreement with Mr. Gunn dated as of May 15, 2015, and amended as of June 29, 2015.

Mr. Gunn’s letter agreement provides for him to serve as our Chief Risk Officer. The agreement does not have a term.

The letter agreement provides for an initial base salary of $1,000,000. In addition, Mr. Gunn is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Gunn’s annual bonus target for 2015 was $1,500,000, and the letter agreement provides that the bonus for 2015 would not be lower than the target bonus.

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

•
The remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each year's payment paid 50% in cash and 50% in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Gunn not having voluntarily terminated or been terminated for cause through the date of payment, as well as none of the following circumstances occurring during the deferral period:

•	Material deficient performance by Santander as a result, at least in part, due to Mr. Gunn’s conduct;

•	Failure by Mr. Gunn to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander’s financial statements (other than due to change in regulations); or

•	Significant negative variations in Santander’s economic capital or risk profile.

The letter agreement also provides that Mr. Gunn will receive a sign-on bonus paid in three installments with each installment paid on the first regularly scheduled payroll following the first, second, and third year of employment, respectively. The amount of the sign-on bonus was equal to the total value of equity awards that Mr. Gunn forfeited as a result of leaving his prior employment and accepting employment with SHUSA. We have paid Mr. Gunn $1,061,739 as compensation for two of his three equal installments for his forfeited equity, with one remaining payment of $530,870 due to be paid in April 2018. Mr. Gunn or his beneficiaries, as applicable, will receive payment of unpaid portions of his sign-on bonus if he dies, becomes disabled, or we terminate his employment without cause but no payment will be made if Mr. Gunn voluntarily terminates or we terminate him for cause through the date of payment.
In the event that Mr. Gunn provides sufficient documentation that his former employer is no longer obligated to make certain payments to Mr. Gunn under a deferred compensation arrangement maintained by that employer, we will pay Mr. Gunn those amounts in the same calendar year as the amounts were otherwise payable by his former employer.
Under the letter agreement, we provided Mr. Gunn housing accommodations in Boston for 12 months. If Mr. Gunn had voluntarily terminated employment or we terminated him for cause prior to competing 24 months of service, Mr. Gunn would have been obligated to reimburse Santander for this cost.
In 2016, Mr. Gunn agreed to a nondisclosure obligation and a one-year non-solicitation agreement.

Mahesh Aditya

We entered into a letter agreement with Mr. Aditya dated as of February 2, 2017.

Mr. Aditya's letter agreement provides for him to serve as our Chief Operating Officer. The agreement does not have a term.

The letter agreement provides for an initial base salary of $1,000,000. In addition, Mr. Aditya is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Aditya’s annual bonus target for 2017 was $1,000,000, and the letter agreement provides that the bonus for 2017 would not be lower than the target bonus.

Mr. Aditya's letter agreement provides that:

•	30% of his variable compensation will be paid in cash;

•	30% of his variable compensation will be paid in shares, subject to a one-year holding requirement; and

•
The remaining 40% of his variable compensation will be deferred and payable in equal parts over three years (with each year's payment paid 50% in cash and 50% in shares subject to a one-year holding requirement).

Payment of deferred shares is subject to Mr. Aditya not having voluntarily terminated or been terminated for cause through the date of payment, as well as none of the following circumstances occurring during the deferral period:

•	Material deficient performance by Santander as a result, at least in part, due to Mr. Aditya's conduct;

•	Failure by Mr. Aditya to comply with internal rules, specifically including those relating to risk;

•	Material reformulation of Santander's financial statements (other than due to change in regulations); or

•	Significant negative variations in Santander's economic capital or risk profile.

The letter agreement also provides that Mr. Aditya will receive $2,175,000 as compensation for his forfeited equity in four installments. His agreement provides for the first installment of $900,000 payable in July 2017, the second installment of $550,000 payable in November 2017, and the third installment of $400,000 payable in November 2018, and the final installment of $325,000 to be paid in November 2019. No payments will be made if Mr. Aditya voluntarily terminates employment or if we terminate him for cause through the dates of payment and Mr. Aditya must repay such amounts if he voluntarily terminates employment or we terminate him for cause within 12 months of each such payment.
Under the letter agreement, we will provide Mr. Aditya with relocation benefits for 12 months. If Mr. Aditya voluntarily terminates employment or is terminated for cause prior to competing 24 months of service, Mr. Aditya will reimburse Santander for this cost.
Mr. Aditya’s letter agreement contains a nondisclosure obligation and a one-year non-solicitation agreement.

Deferred Compensation Plan
We maintain the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan.” The Deferred Compensation Plan has the following features:

•
Participants may defer up to 100% of their cash bonus and choose among various investment options upon which we will base the rate of return on amounts deferred. We adjust participants’ accounts periodically to reflect the deemed gains and losses attributable to the deferred amounts. The specific investment options mirror the investment options in our qualified retirement plan, with some additional investment alternatives available.

•	We distribute all account balances in cash.

•	Participants are always 100% vested in all amounts deferred.

•	Our and SBNA’s directors may defer receipt of cash fees for service as a director into the Deferred Compensation Plan.

•	Distribution events will be only as permitted under Section 409A of the Internal Revenue Code.

No named executive officer deferred any salary or bonus earned in 2017 into the Deferred Compensation Plan.

Potential Payments upon Termination or Change in Control

The table below sets forth the value of the benefits (other than payments that were generally available to salaried employees) that would have been due to the named executive officers if they had terminated employment with us on December 31, 2017. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Letter Agreements,” above.

		Termination for Death	Termination for Disability	Involuntary Termination Other than for Cause	Voluntary Termination or Termination for Cause

Scott Powell	Executive Bonus Program (1)	$2,409,636	$2,409,636	$2,409,636	$0
	Performance Share Plan (2)	$563,428	$563,428	$563,428	$0
	Total	$2,973,064	$2,973,064	$2,973,064	$0
Madhukar Dayal	Executive Bonus Program (1)	$802,863	$802,863	$802,863	$0
	Performance Share Plan (2)	$—	$—	$—	$—
	Total	$802,863	$802,863	$802,863	$0
Daniel Griffiths	Executive Bonus Program (1)	$722,580	$722,580	$722,580	$0
	Performance Share Plan (2)	$—	$—	$—	$—
	Total	$722,580	$722,580	$722,580	$0
Brian Gunn	Executive Bonus Program (1)	$1,345,499	$1,345,499	$1,345,499	$0
	Performance Share Plan (2)	$316,935	$316,935	$316,935	$0
	Sign-On Bonus	$530,870	$530,870	$530,870	$0
	Total	$2,193,304	$2,193,304	$2,193,304	$0
Mahesh Aditya	Executive Bonus Program (1)	$—	$—	$—	$—
	Performance Share Plan (2)	$—	$—	$—	$—
	Total	$—	$—	$—	$—

(1)	Amounts shown for the Executive Bonus Program are amounts that were deferred in 2017 that are payable in three annual installments. Payment is not accelerated due to termination of employment.

(2)
Amounts shown for the Performance Share Plan are the maximum amount that could be payable assuming the highest targets are achieved for future years. Payment is not accelerated due to termination of employment.

Director Compensation in Fiscal Year 2017
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

The following table sets forth a summary of the compensation that we paid to each director for service as a director of SHUSA and its subsidiaries for 2017:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Other Compensation	Total(1)
Stephen Ferriss (3)	$342,800	$50,000	$0	$392,800
Alan Fishman(4)	$396,250	$—	$0	$396,250
Thomas S. Johnson(5)	$296,250	$—	$0	$296,250
Catherine Keating(6)	$337,917	$—	$0	$337,917
Henri-Paul Rousseau(7)	$299,166	$—	$0	$299,166
T. Timothy Ryan, Jr.(8)	$1,450,000	$—	$0	$1,450,000
Wolfgang Schoellkopf(9)	$127,981	$—	$0	$127,981
Richard Spillenkothen(10)	$314,167	$—	$0	$314,167

Footnotes:

(1)	Reflects amounts paid in 2017 for the fourth quarter of 2016 and the first three quarters of 2017.

(2)
Reflects awards of RSUs payable in shares of Santander Consumer common stock. The RSUs will vest on the earlier of (i) the first anniversary of the grant date and (ii) Santander Consumer’s first annual shareholders' meeting following the grant date. Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718, based on the closing price of Santander Consumer’s common stock on the applicable grant date.Refer to Note 16 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion of the relevant assumptions used to account for these awards.

(3)
Mr. Ferriss serves as the Chair of Santander BanCorp and received cash compensation of $100,000 for such service in 2017, as approved by Santander Bancorp’s Board of Directors, which are included in the above table. The table also includes cash compensation of $211,549 that Mr. Ferriss earned for service on Santander Consumer’s Board. As of December 31, 2017, Mr. Ferriss held 4,370 of outstanding, unvested Santander Consumer RSUs and 5,207 of outstanding, vested options to purchase shares of Santander Consumer common stock.

(4)	Includes cash compensation of $184,250 and $100,000 that Mr. Fishman earned for service on the Boards of SBNA and Santander Investment Securities, Inc., respectively.

(5)	Includes cash compensation of $99,250 that Mr. Johnson earned for service on the Board of SBNA.

(6)	Includes cash compensation of $147,167 that Ms. Keating earned for service on the Board of SBNA.

(7)	Mr. Rousseau joined our Board on March 15, 2017. Includes cash compensation of $242,083 that Mr. Rousseau earned for service on the Board of SBNA.

(8)	Includes cash compensation of $450,000 and $100,000 that Mr. Ryan earned for service on the Boards of SBNA and Banco Santander International, respectively.

(9)
Mr. Schoellkopf retired from our Board on June 14, 2017. Includes cash compensation of $32,250 and $49,231 that Mr. Schoellkopf earned for service on SBNA’s and Santander Consumer’s Board, respectively.

(10)	Includes cash compensation of $134,250 that Mr. Spillenkothen earned for service on SBNA’s Board.
Director Compensation Program
Our Board adopted the following compensation program for non-executive directors for service on our Board and on the SBNA Board for 2017:

•	a $150,000 cash retainer annually; plus

•	a $20,000 supplement as an additional cash retainer annually, if the director also serves as a director of SBNA or of Santander Consumer; plus

•	$70,000 in cash annually, if the director serves as chair of the our Risk Committee, Audit Committee or Compensation Committee; plus

•	$35,000 in cash annually if the director serves as chair of SBNA’s or Santander Consumer’s Risk Committee, Audit Committee or Compensation Committee; plus

•	$20,000 in cash annually if the director serves as a non-chair member of our Executive Committee, Risk Committee, Audit Committee, or Compensation Committee; plus

•	$5,000 in cash annually if the director also serves as a non-chair member of SBNA’s or SC’s Executive Committee, Risk Committee, Audit Committee, or Compensation Committee.
We pay these amounts quarterly in arrears.
For 2018, we expect that the compensation program for non-executive directors will remain substantially the same.

Agreement with Mr. Ryan

Mr. Ryan serves as our non-executive chair. We and SBNA entered into an agreement with Mr. Ryan as of December 1, 2014, to serve as our and SBNA’s chair. Under this agreement, we pay Mr. Ryan an annual cash retainer of $900,000 for serving as our chair and a $450,000 cash retainer for serving as SBNA’s chair. The initial term of the agreement was for three years through November 30, 2017. Under the agreement, if Mr. Ryan forfeits any equity or equity-based awards in connection with his prior employment with JPMorgan Chase & Co., we will pay him an amount equal to the present value of such equity awards. Mr. Ryan is also eligible to receive equity compensation on the same basis as other non-executive members of our or SBNA’s Board.

On August 30, 2017, we and SBNA entered into an amendment to the original agreement to provide for an additional one-year term through November 30, 2018. The amendment also provided that we and SBNA could, at our option, propose to extend the term of Mr. Ryan’s service for additional terms.

Under the amendment, Mr. Ryan is subject to a non-solicitation obligation while serving on our and SBNA’s Boards.

The other terms of Mr. Ryan’s original agreement with respect to the compensation that we pay him for his services as Board chair continue to apply without change.

Directors Participation in Deferred Compensation Plan
The Deferred Compensation Plan provides for the participation of our and SBNA's non-executive directors. The relevant terms of the Deferred Compensation Plan, as we describe in the section entitled “Deferred Compensation Arrangements” above, apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2017 into the Deferred Compensation Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander (the "Santander Transaction"). As a result, following January 30, 2009, all of SHUSA’s voting securities are owned by Santander.

As a result of the Santander Transaction, there are no longer any outstanding equity awards under SHUSA’s equity incentive compensation plans. Pursuant to the Santander Transaction, (i) all stock options outstanding immediately prior to the Santander Transaction were canceled and any positive difference between the exercise price of any given stock option and the closing price of SHUSA’s common stock on January 29, 2009 was paid in cash to the option holder, and (ii) all shares of restricted stock outstanding immediately prior to the Santander Transaction vested and were treated the same way as all other shares of SHUSA common stock in the transaction.

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2017, 2016 and 2015, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000. Item 13 should be read in conjunction with Note 21 of the Company's Consolidated Financial Statements.

Santander Relationship: Santander owns 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2017, 2016 and 2015 fiscal years between SHUSA or the Bank and their respective affiliates, on the one hand, and Santander or its affiliates, on the other hand.

The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2017, 2016 and 2015, the aggregate notional amounts of $2.1 billion, $4.6 billion and $6.0 billion, respectively, were completed in which Santander and its subsidiaries and affiliates participated.

As of December 31, 2017, 2016 and 2015, SHUSA had $8.7 billion, $6.1 billion and $5.0 billion, respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. As of such dates, Santander owned approximately 1.6%, 2.0% and 3.0% of these securities, respectively.

In 2017, 2016 and 2015, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•
In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the year ended December 31, 2017, the average unfunded balance outstanding under these commitments was $82.9 million.

In 2017, 2016 and 2015, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2017, 2016 and 2015 in the amount of $3.7 million, $3.6 million and $3.8 million, respectively.

•	During the year ended December 31, 2017, the Company paid $11.2 million in rental payments to Santander compared to $6.1 million in 2016 and $8.1 million in 2015.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2017, 2016 and 2015 in the amounts of $3.3 million, $15.1 million and $9.8 million, respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2017, 2016 and 2015 in the amount of $77.9 million, $91.7 million and $101.6 million, respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services and administration and support of IT production systems, telecommunications and internal/external applications, with total fees paid in 2017, 2016 and 2015 in the amount of $110.7 million, $123.4 million and $119.1 million, respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in each of 2017, 2016 and 2015 of $1.1 million, $1.8 million and $1.6 million, respectively.

•
Santander, through its New York branch, is under an agreement with the Bank to provide support for derivatives transactions to the Bank. The Bank is under agreements with Santander, through its New York branch, to provide credit risk analysis and investment advisory services to Santander.

SC relationship: On January 28, 2014, the Company obtained a controlling financial interest in SC in connection with the Change in Control. The financial information set forth in Item 8 gives effect to the Company’s consolidation of SC as a result of the Change in Control. The following transactions occurred during the 2017, 2016 and 2015 fiscal years between SHUSA or the Bank and SC, on the one hand, and Santander or its affiliates, on the other hand. Those agreements include the following:

•
SC has a $3.0 billion committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2017 , 2016 and 2015, SC incurred interest expense, including unused fees of $51.7 million, $69.9 million and $96.8 million, respectively, which included $1.4 million and $6.3 million of accrued interest payable for the years ended December 31, 2017 and 2016, respectively. In August 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points (per annum) on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee will be paid against each months ending balance. The guarantee fee will only be applicable for additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. SC recognized guarantee fee expense of $6.0 million, $6.4 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, SC had $7.6 million and $1.6 million of fees payable to Santander under this arrangement.

•
Through SHUSA, Santander provides SC with $3.3 billion of committed revolving credit, $300.0 million of which is collateralized by residuals retained on its own securitizations, and $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. These transactions eliminate in the consolidation of the Company.

•
SC has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $3.7 billion and $7.3 billion at December 31, 2017 and 2016, respectively, which are included in Note 14 of these financial statements.

•
During 2014 and until May 9, 2015, SC entered into a flow agreement with SBNA under which SBNA had the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by SBNA for SC’s own portfolio. SC provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. Fees related to this agreement eliminate in consolidation.

•
During the year ended December 31, 2017, SBNA purchased an RV/marine loan portfolio from SC. Servicing of these receivables will be performed by SC. All fees and expenses associated with this agreement between SBNA and SC eliminate in consolidation.

•
Beginning in 2018, SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, SC has agreed to perform the servicing of any loans originated on SBNA’s behalf.

•
SC's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC ("SCI"), opened deposit accounts with Banco Santander Puerto Rico, an affiliated entity. As of December 31, 2017 and 2016, SCI had cash of $106.6 million and $98.8 million, respectively, on deposit with Banco Santander Puerto Rico. This transaction eliminates in the consolidation of SHUSA.

•
On March 29, 2017, SC entered into a Master Securities Purchase Agreement with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the SPAIN securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the year ended December 31, 2017, SC sold $1.2 billion of loans under this arrangement. Under a separate securities purchase agreement, SC sold $1.3 billion of prime loans to Santander during the year ended December 31, 2017. A total loss of $13.0 million was recognized for the year ended December 31, 2017, which is included in Miscellaneous (loss)/income, net(1) in the Consolidated Statement of Operations. SC had $13.0 million of collections due to Santander as of December 31, 2017.

•
SC is party to a master service agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. Under terms of the MSA, SC originated personal revolving loans of zero, zero and $23.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2015, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. Effective August 17, 2016, SC ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
On July 2, 2015, the Company announced the departure of Mr. Dundon from his roles as Chairman of SC’s Board and its CEO, effective as of the close of business on July 2, 2015. On the date of Mr. Dundon's departure, among other things, he entered into the Separation Agreement.

The Separation Agreement as amended provided for certain payments and benefits to Mr. Dundon, as well as the delivery by the Company of an irrevocable notice to exercise the call option with respect to the shares of SC Common Stock owned by DDFS and consummate the transactions contemplated by that call option notice, subject to required bank regulatory approvals and any other approvals required by law being obtained. On August 31, 2016, Santander exercised its option to assume the Company’s obligation to purchase the shares of SC Common Stock in respect of that call transaction.

On November 15, 2017, the parties to the Separation Agreement entered into a settlement and release that, among other things, altered certain of the economic arrangements in the Separation Agreement. Pursuant to the settlement agreement, (i) the amounts payable by SC to Mr. Dundon were reduced by $50.0 million to $66.1 million and (ii) Santander affirmed its prior commitment to complete the call transaction. The call transaction was consummated at the aggregate price of $941.9 million, representing the aggregate of the previously agreed price per share of SC Common Stock of $26.17, plus accrued interest. The settlement agreement included mutual releases. All transactions contemplated by the settlement agreement, including the call transaction, were completed on November 15, 2017.

Pursuant to the Separation Agreement, concurrently with the completion of the call transaction, $294.5 million of the net proceeds payable to DDFS in that transaction were used to pay off all outstanding principal, interest and fees under a loan agreement between Santander and DDFS.

On November 15, 2017, Santander contributed the 34,598,506 shares of SC Common Stock purchased from DDFS in the call transaction to the Company. The Company recorded the capital contribution at the contribution date fair value of $566 million. As a result, the Company currently owns a total of 245,593,555 shares of SC Common Stock, representing approximately 68.1% of SC’s outstanding shares.

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

As part of its banking business, the Bank also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank’s business, are on substantially the same general terms (including interest rates, collateral and repayment terms) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain loans to directors and employees of SHUSA and the Bank, including SHUSA’s executive officers, are priced at up to a 0.25% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured, or potential problem loans. Loans to directors and executive officers required to be disclosed under Item 404(b) of Regulation S-K were as follows:

•
An adjustable rate first mortgage loan to Federico Papa, a former executive officer of the Bank, in the original principal amount $995,000. The current interest rate on this loan was 2.00%. For 2017, the highest outstanding balance was $503,432, and the balance outstanding at December 31, 2017 was $488,014. Mr. Papa paid $15,418 in principal and $9,928 in interest on this loan in 2017. For 2016, the highest outstanding balance was $902,888, and the balance outstanding at December 31, 2016 was $503,432. Mr. Papa paid $399,456 in principal and $12,153 in interest on this loan in 2016. For 2015, the highest outstanding balance was $928,682, and the balance outstanding at December 31, 2015 was $902,888. Mr. Papa paid $25,794 in principal and $18,338 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Kenneth Goldman, a former executive officer, in the original principal amount of $824,000. The interest rate on this loan was 2.875%. For 2017, the highest outstanding balance was $745,738, and the balance outstanding at December 31, 2017 was $725,893. Mr. Goldman paid $19,845 in principal and $21,180 in interest on this loan in 2017. For 2016, the highest outstanding balance was $765,021, and the balance outstanding at December 31, 2016 was $745,738. Mr. Goldman paid $19,283 in principal and $21,742 in interest on this loan in 2016. For 2015, the highest outstanding balance was $783,758, and the balance outstanding at December 31, 2015 was $765,021. Mr. Goldman paid $18,737 in principal and $22,287 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to Cameron Letters, a former executive officer of the Bank, in the original principal amount of $950,000. The interest rate on this loan was 3.00%. For 2017, the highest outstanding balance was $839,768, and the balance outstanding at December 31, 2017 was $814,262. Mr. Letters paid $25,507 in principal and $16,189 in interest on this loan in 2017. For 2016, the highest outstanding balance was $865,553, and the balance outstanding at December 31, 2016 was $839,768. Mr. Letters paid $25,785 in principal and $14,941 in interest on this loan in 2016. For 2015, the highest outstanding balance was $890,891, and the balance outstanding at December 31, 2015 was $865,553. Mr. Letters paid $25,338 in principal and $15,388 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Marcelo Brutti, a former executive officer of the Bank, in the original principal amount of $631,200. The most recent interest rate on this loan was 3.875%. For 2016, the highest outstanding balance was $617,745, and this loan was paid in full as of December 31, 2016. Mr Brutti paid $617,745 in principal and $12,423 in interest on this loan in 2016. For 2015, the highest outstanding balance was $631,200, and the balance outstanding at December 31, 2015 was $617,745. Mr Brutti paid $13,455 in principal and $17,971 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to David Chaos, a former executive officer of the Bank , in the original principal amount of $700,000. The most recent interest rate on this loan was 2.375%. As of December 31, 2015 this loan was paid-off in full. For 2015, the highest outstanding balance was $484,587. Mr. Chaos paid $484,587 in principal and $10,998 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to Melissa Ballenger, a former executive officer of the Bank, in the original principal amount of $700,000. The interest rate on this loan was 1.625%. For 2017, the highest outstanding balance was $674,048, and the balance outstanding at December 31, 2017 was $655,366. Ms. Ballenger paid $18,682 in principal and $10,815 in interest on this loan in 2017. For 2016, the highest outstanding balance was $692,429, and the balance outstanding at December 31, 2016 was $674,048. Ms. Ballenger paid $18,381 in principal and $11,115 in interest on this loan in 2016. For 2015, the highest outstanding balance was $700,000, and the balance outstanding at December 31, 2015 was $692,429. Ms. Ballenger paid $7,571 in principal and $5,572 in interest on this loan in 2015.

•
A line of credit to Mr. Chaos in the original principal amount of $532,000. The interest rate on this line was 2.24%. In 2015 the original principal amount was reduced to $91,800, with an interest rate of 3.74%. This line was closed in the third quarter of 2015.

•
An adjustable rate first mortgage loan to Alfonso de Castro, a former executive officer, in the original principal amount of $950,000. The most recent interest rate on this loan was 3.375%. For 2016, the highest outstanding balance was $853,075, and this loan was paid in full a s of December 31, 2016. Mr. de Castro paid $853,075 in principal and $3,499 in interest on this loan in 2016. For 2015, the highest outstanding balance was $899,762, and the balance outstanding at December 31, 2015 was $853,075. Mr. de Castro paid $46,687 in principal and $23,732 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Gonzalo de Las Heras, a former director, in the original principal amount of $400,000. The interest rate on this loan was 3.99%. For 2017, the highest outstanding balance was $334,458, and the balance outstanding at December 31, 2017 was $322,862. Mr. de Las Heras paid $11,596 in principal and $13,134 in interest on this loan in 2017. For 2016, the highest outstanding balance was $345,601, and the balance outstanding at December 31, 2016 was $334,458. Mr. de Las Heras paid $11,143 in principal and $13,587 in interest on this loan in 2016. For 2015, the highest outstanding balance was $356,309, and the balance outstanding at December 31, 2015 was $345,601. Mr. de Las Heras paid $10,708 in principal and $14,022 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Mr. de Las Heras, in the original principal amount of $255,000. The interest rate on this loan was 2.375%. For 2017, the highest outstanding balance was $223,573, and the balance outstanding at December 31, 2017 was $216,918. Mr. de Las Heras paid $6,655 in principal and $5,238 in interest on this loan in 2017. For 2016, the highest outstanding balance was $230,072, and the balance outstanding at December 31, 2016 was $223,573. Mr. de Las Heras paid $6,499 in principal and $5,394 in interest on this loan in 2016. For 2015, the highest outstanding balance was $236,419, and the balance outstanding at December 31, 2015 was $230,072. Mr. de Las Heras paid $6,347 in principal and $5,546 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to Carol Hunley, a former executive officer of the Bank, in the original principal amount of $926,400. The most recent interest rate on this loan was 2.625%. For 2016, the highest outstanding balance was $833,733, and the loan was paid in full as of December 31, 2016. Ms. Hunley paid $833,733 in principal and $8,873 in interest on this loan in 2016. For 2015, the highest outstanding balance was $858,999, and the balance outstanding at December 31, 2015 was $833,733. Ms. Hunley paid $25,265 in principal and $13,771 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to John Murphy, a former executive officer of the Bank, in the original principal amount of $535,000. The interest rate on this loan is 3.0%. For 2017, the highest outstanding balance was $470,288, and the balance outstanding at December 31, 2017 was $457,150. Mr. Murphy paid $13,138 in principal and $13,929 in interest on this loan in 2017. For 2016, the highest outstanding balance was $483,648, and the balance outstanding at December 31, 2016 was $470,288. Mr. Murphy paid $13,361 in principal and $12,316 in interest on this loan in 2016. For 2015, the highest outstanding balance was $497,554, and the balance outstanding at December 31, 2015 was $483,648. Mr. Murphy paid $13,905 in principal and $9,824 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Mr. Christopher Pfirrman, a former executive officer, in the original principal amount of $245,000. The most recent interest rate on this loan was 2.29%. For 2017, the highest outstanding balance was $188,969, and the loan was paid in full as of December 31, 2017. Mr. de Las Heras paid $188.969 in principal and $714 in interest on this loan in 2017. For 2016, the highest outstanding balance was $203,771, and the balance outstanding at December 31, 2016 was $188,969. Mr. Pfirrman paid $14,803 in principal and $4,512 in interest on this loan in 2016. For 2015, the highest outstanding balance was $218,239, and the balance outstanding at December 31, 2015 was $203,771. Mr. Pfirrman paid $14,468 in principal and $4,846 in interest on this loan in 2015.

•
An adjustable rate first mortgage loan to Guillermo Sabater, a former executive officer, in the original principal amount of $545,000. The most recent interest rate on this loan is 2.875%. As of December 31, 2015 this loan was paid in full. For 2015, the highest outstanding balance was $398,207. Mr. Sabater paid $398,207 in principal and $5,437 in interest on this loan in 2015.

•
A fixed-rate first mortgage loan to Alberto Sanchez, one of our former directors, in the original principal amount of $341,000. The interest rate on this loan was 3.875%. For 2017, the highest outstanding balance was $185,832, and the balance outstanding at December 31, 2017 was $157,799. Mr Sanchez paid $28,033 in principal and $6,495 in interest on this loan in 2017. For 2016, the highest outstanding balance was $221,591, and the balance outstanding at December 31, 2016 was $185,832. Mr. Sanchez paid $35,759 in principal and $7,044 in interest on this loan in 2016. For 2015, the highest outstanding balance was $247,334, and the balance outstanding at December 31, 2015 was $221,591. Mr. Sanchez paid $25,744 in principal and $9,179 in interest on this loan in 2015.

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

Related Party Transactions

SHUSA's policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws. Moreover, SHUSA's policies require that all material transactions be approved by SHUSA's Board or the Bank's Board.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2017 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2017(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,331	$8,407	$3,125	$20,863
Audit-Related Fees (3)	540	898	95	1,533
Tax Fees (4)	220	485	—	705
All Other Fees (5)	—	—	—	—
Total Fees	$10,091	$9,790	$3,220	$23,101

(1) Represents proposed fees approved by the Audit Committee.
(2) Audit fees include fees associated with the annual audit of the Company's financial statements and the audit of internal control over financial reporting of the Company, reviews of the interim financial statements included in the Company's quarterly reports and statutory/subsidiary audits.
(3) Audit-related fees principally include attestation and agreed-upon procedures which address accounting, reporting and control matters, consent to use the Company's report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

The following table set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2016 .

Fiscal Year Ended December 31, 2016(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,560	$11,073	$3,312	$23,945
Audit-Related Fees (3)	1,319	1,342	20	2,681
Tax Fees (4)	2,550	210	360	3,120
All Other Fees(5)	1,905	—	—	1,905
Total Fees	$15,334	$12,625	$3,692	$31,651

(1) Audit fees for 2016 have been adjusted to conform with the 2017 presentation and reflect amounts billed in 2017 related to 2016 audits.
(2) Audit fees include fees associated with the annual audit of the Company's financial statements and the audit of internal control over financial reporting of the Company, reviews of the interim financial statements included in the Company's quarterly reports and statutory/subsidiary audits.
(3) Audit-related fees principally include attestation and agreed-upon procedures which address accounting, reporting and control matters, consent to use the Company's report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2017 SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2017.

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

(10.3)
Written Agreement, dated as of March 21, 2017, by and among Santander Holdings USA, Inc., Santander Consumer USA Inc., and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 23, 2017) (Commission File Number 001-16581)

(21.1)	Subsidiaries of Santander Holdings USA, Inc. (Filed herewith)

(23.1)	Consent of PricewaterhouseCoopers LLP (Santander Holdings USA, Inc.) (Filed herewith)

(23.2)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.) (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101.INS)	XBRL Instance Document (Filed herewith)

(101.SCH)	XBRL Taxonomy Extension Schema (Filed herewith)

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (Filed herewith)

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

ITEM 16 - FORM 10-K SUMMARY

None applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 19, 2018	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	March 19, 2018	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott E. Powell Scott E. Powell	Director, President Chief Executive Officer (Principal Executive Officer)	March 19, 2018

/s/ Madhukar Dayal Madhukar Dayal	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 19, 2018

/s/ David L Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Controller (Principal Accounting Officer)	March 19, 2018

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 19, 2018

/s/ Javier Maldonado Javier Maldonado	Director	March 19, 2018

/s/ Thomas Johnson Thomas Johnson	Director	March 19, 2018

/s/ Stephen Ferriss Stephen Ferriss	Director	March 19, 2018

/s/ Alan Fishman Alan Fishman	Director	March 19, 2018

/s/ Juan Guitard Juan Guitard	Director	March 19, 2018

/s/ Catherine Keating Catherine Keating	Director	March 19, 2018

/s/ Jose Doncel Jose Doncel	Director	March 19, 2018

/s/ Victor Matarranz Victor Matarranz	Director	March 19, 2018

/s/ Juan Olaizola Juan Olaizola	Director	March 19, 2018

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 19, 2018

/s/ Richard Spillenkothen Richard Spillenkothen	Director	March 19, 2018