Form 10-Q
period 2018-03-31
Santander Holdings USA, Inc.
filed 2018-05-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock (no par value)	530,391,043 shares

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

ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DDFS: Dundon DFS LLC
AFS: Available-for-sale	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ALLL: Allowance for loan and lease losses	DOJ: Department of Justice
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DRIVE: Drive Auto Receivables Trust
ASC: Accounting Standards Codification	DTI: Debt-to-income
ASU: Accounting Standards Update	ECOA: Equal Credit Opportunity Act
ATM: Automated teller machine	EPS: Enhanced Prudential Standards
Bank: Santander Bank, National Association	ETR: Effective tax rate
BEA: Bureau of Economic Analysis	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
BSI: Banco Santander International	FCA: Fiat Chrysler Automobiles US LLC
BSPR: Banco Santander Puerto Rico	FDIA: Federal Deposit Insurance Corporation Improvement Act
CBP: Citizens Bank of Pennsylvania	FDIC: Federal Deposit Insurance Corporation
CCAR: Comprehensive Capital Analysis and Review	Federal Reserve: Board of Governors of the Federal Reserve System
CD: Certificate(s) of deposit	FHLB: Federal Home Loan Bank
CEF: Closed end fund	FHLMC: Federal Home Loan Mortgage Corporation
CEO: Chief Executive Officer	FICO®: Fair Isaac Corporation credit scoring model
CEVF: Commercial equipment vehicle financing	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CET1: Common equity Tier 1	FINRA: Financial Industrial Regulatory Authority
CFPB: Consumer Financial Protection Bureau	FNMA: Federal National Mortgage Association
Change in Control: First quarter 2014 change in control and consolidation of SC	FOB: Financial Oversight and Management Board of Puerto Rico
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FRB: Federal Reserve Bank
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FVO: Fair value option
CID: Civil investigative demand	GAAP: Accounting principles generally accepted in the United States of America
CLTV: Combined loan-to-value	GAP: Guaranteed auto protection
CMO: Collateralized mortgage obligation	GCB: Global Corporate Banking
CMP: Civil monetary penalty	HFI: Held for investment
CODM: Chief Operating Decision Maker	HTM: Held to maturity
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	IPO: Initial public offering
COSO: Committee of Sponsoring Organizations	IRS: Internal Revenue Service
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Changes in anticipated loan prepayment rates	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
CRA: Community Reinvestment Act	LCR: Liquidity coverage ratio
CRE: Commercial Real Estate	LHFI: Loans held-for-investment

LHFS: Loans held-for-sale	Santander NY: New York branch of Santander
LIBOR: London Interbank Offered Rate	Santander UK: Santander UK plc
LTD: Long-term debt	SBNA: Santander Bank, National Association
LTV: Loan-to-value	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MBS: Mortgage-backed securities	SC Common Stock: Common shares of SC
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCF: Statement of cash flows
MSR: Mortgage servicing right	SCRA: Servicemembers Civil Relief Act
MVE: Market value of equity	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
NMD: Non-maturity deposits	SEC: Securities and Exchange Commission
NMTC: New market tax credits	Securities Act: Securities Act of 1933, as amended
NPL: Non-performing loan	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SC, DDFS, SC and Santander on July 2, 2015
NSFR: Net stable funding ratio	SFS: Santander Financial Services, Inc.
NYSE: New York Stock Exchange	SHUSA: Santander Holdings USA, Inc.
OCC: Office of the Comptroller of the Currency	SIS: Santander Investment Securities Inc.
OEM: Original equipment manufacturer	SPAIN: Santander Prime Auto Issuing Note Trust, a securitization platform
OREO: Other real estate owned	SPE: Special purpose entity
OTTI: Other-than-temporary impairment	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	SSLLC: Santander Securities LLC
PROMESA: Puerto Rico Management and Economic Stability Act	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
REIT: Real estate investment trust	TCJA: Tax Cut and Jobs Act of 2017
RIC: Retail installment contract	TDR: Troubled debt restructuring
RV: Recreational vehicle	TLAC: Total loss-absorbing capacity
RWA: Risk-weighted assets	Trusts: Securitization trusts
S&P: Standard & Poor's	UPB: Unpaid principal balance
Santander: Banco Santander, S.A.	VOE: Voting rights entity
Santander BanCorp: Santander BanCorp and its subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Cash and cash equivalents	$7,900,607	$6,519,967
Investment securities:
Available-for-sale ("AFS") at fair value	13,321,594	14,413,183
Held-to-maturity ("HTM") (fair value of $2,797,698 and $1,773,938 as of March 31, 2018 and December 31, 2017, respectively)	2,877,357	1,799,808
Other investments (includes Trading securities of $3,024 and $1 as of March 31, 2018 and December 31, 2017, respectively)	765,041	658,864
Loans held-for-investment ("LHFI")(1) (5)	80,118,328	80,740,852
Allowance for loan and lease losses ("ALLL") (5)	(3,853,209)	(3,911,575)
Net LHFI	76,265,119	76,829,277
Loans held-for-sale ("LHFS") (2)	1,960,695	2,522,486
Premises and equipment, net (3)	791,882	849,061
Operating lease assets, net (5)(6)	10,770,896	10,474,308
Goodwill	4,444,389	4,444,389
Intangible assets, net	520,468	535,753
Bank-owned life insurance ("BOLI")	1,804,133	1,795,700
Restricted cash (5)	3,810,962	3,818,807
Other assets (4) (5)	3,994,748	3,632,427
TOTAL ASSETS	$129,227,891	$128,294,030
LIABILITIES
Accrued expenses and payables	$2,949,708	$2,825,263
Deposits and other customer accounts	61,841,175	60,831,103
Borrowings and other debt obligations (5)	38,350,245	39,003,313
Advance payments by borrowers for taxes and insurance	209,088	159,321
Deferred tax liabilities, net	1,037,909	969,996
Other liabilities (5)	996,685	799,403
TOTAL LIABILITIES	105,384,810	104,588,399
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both March 31, 2018 and December 31, 2017)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2018 and December 31, 2017)	17,732,184	17,723,010
Accumulated other comprehensive loss	(370,281)	(198,431)
Retained earnings	3,685,111	3,462,674
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,242,459	21,182,698
Noncontrolling interest ("NCI")	2,600,622	2,522,933
TOTAL STOCKHOLDER'S EQUITY	23,843,081	23,705,631
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$129,227,891	$128,294,030

(1) LHFI includes $167.6 million and $186.5 million of loans recorded at fair value at March 31, 2018 and December 31, 2017, respectively.
(2) Includes $162.5 million and $197.7 million of loans recorded at the fair value option ("FVO") at March 31, 2018 and December 31, 2017, respectively.
(3) Net of accumulated depreciation of $1.5 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $160.1 million and $146.0 million at March 31, 2018 and December 31, 2017, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At March 31, 2018 and December 31, 2017, LHFI included $22.1 billion and $22.7 billion, Operating leases assets, net included $10.6 billion and $10.2 billion, restricted cash included $2.4 billion and $2.0 billion, other assets included $810.5 million and $733.1 million, Borrowings and other debt obligations included $28.6 billion and $28.5 billion, and Other Liabilities included $0.2 billion and $0.2 billion of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.1 billion and $3.4 billion at March 31, 2018 and December 31, 2017, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended March 31,
	2018	2017
	(in thousands)
INTEREST INCOME:
Loans	$1,747,734	$1,838,938
Interest-earning deposits	32,513	18,433
Investment securities:
AFS	73,505	81,427
HTM	17,064	10,632
Other investments	5,248	6,163
TOTAL INTEREST INCOME	1,876,064	1,955,593
INTEREST EXPENSE:
Deposits and other customer accounts	75,424	61,993
Borrowings and other debt obligations	304,690	291,035
TOTAL INTEREST EXPENSE	380,114	353,028
NET INTEREST INCOME	1,495,950	1,602,565
Provision for credit losses	502,534	735,445
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	993,416	867,120
NON-INTEREST INCOME:
Consumer and commercial fees	138,561	154,349
Lease income	540,896	496,045
Miscellaneous income, net(1)	124,570	77,505
TOTAL FEES AND OTHER INCOME	804,027	727,899
Net (losses)/gains on sale of investment securities	(663)	519
TOTAL NON-INTEREST INCOME	803,364	728,418
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	469,406	452,241
Occupancy and equipment expenses	159,340	162,712
Technology, outside service, and marketing expense	152,282	135,509
Loan expense	96,814	98,324
Lease expense	424,266	358,792
Other administrative expenses	103,554	102,238
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,405,662	1,309,816
OTHER EXPENSES:
Amortization of intangibles	15,288	15,491
Deposit insurance premiums and other expenses	16,761	17,830
Loss on debt extinguishment	2,212	6,749
Other miscellaneous expenses	3,601	3,006
TOTAL OTHER EXPENSES	37,862	43,076
INCOME BEFORE INCOME TAX PROVISION	353,256	242,646
Income tax provision	95,321	78,937
NET INCOME INCLUDING NCI	257,935	163,709
LESS: NET INCOME ATTRIBUTABLE TO NCI	74,397	50,628
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$183,538	$113,081
(1) Includes impact of $70.5 million and $66.1 million in 2018 and 2017 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three-Month Period Ended March 31,
	2018	2017
	(in thousands)
NET INCOME INCLUDING NCI	$257,935	$163,709
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized losses on cash flow hedge derivative financial instruments, net of tax (1)	(17,365)	(2,487)
Net unrealized (losses) / gains on AFS investment securities, net of tax (2)	(110,929)	20,969
Pension and post-retirement actuarial (losses) / gains, net of tax	(4,462)	485
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(132,756)	18,967
COMPREHENSIVE INCOME	125,179	182,676
NET INCOME ATTRIBUTABLE TO NCI	74,397	50,628
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$50,782	$132,048

(1) Excludes $4.1 million and $3.0 million of other comprehensive income attributable to NCI for the three-month period ended March 31, 2018 and 2017, respectively.
(2) Excludes $39.1 million impact of other comprehensive income reclassified to Retained earnings as a result of the adoption of ASU 2018-02.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017 (in thousands)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	195,445	16,599,497	(193,208)	3,020,149	2,756,875	22,378,758
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(26,456)	—	14,764	37,401	25,709
Comprehensive (loss)/income attributable to SHUSA	—	—	—	18,967	113,081	—	132,048
Other comprehensive income attributable to NCI	—	—	—	—	—	2,990	2,990
Net income attributable to NCI	—	—	—	—	—	50,628	50,628
Impact of SC stock option activity	—	—	—	—	—	4,431	4,431
Capital from shareholder	—	—	9,000	—	—	—	9,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(164)	—	—	—	(164)
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2017	530,391	$195,445	$16,581,877	$(174,241)	$3,144,344	$2,852,325	$22,599,750

Balance, January 1, 2018	530,391	195,445	17,723,010	(198,431)	3,462,674	2,522,933	23,705,631
Cumulative-effect adjustment upon adoption of new accounting standards and other (Note 1)	—	—	—	(39,094)	47,549	—	8,455
Comprehensive income attributable to SHUSA	—	—	—	(132,756)	183,538	—	50,782
Other comprehensive income attributable to NCI	—	—	—	—	—	4,079	4,079
Net income attributable to NCI	—	—	—	—	—	74,397	74,397
Contribution from shareholder and related tax impact (Note17)	—	—	9,174	—	—	—	9,174
Impact of stock issued in connection with employee benefit and incentive compensation plans	—	—	—	—	—	4,961	4,961
Dividends paid on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends paid to NCI	—	—	—	—	—	(5,748)	(5,748)
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2018	530,391	$195,445	$17,732,184	$(370,281)	$3,685,111	$2,600,622	$23,843,081
See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period Ended March 31,
	2018	2017

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$257,935	$163,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	502,534	735,445
Deferred tax expense	84,567	75,276
Depreciation, amortization and accretion(2)	437,506	349,747
Net loss on sale of loans	66,370	77,753
Net loss/(gain) on sale of investment securities	663	(519)
Net gain on sale of operating leases	(131)	(319)
Loss on debt extinguishment	2,212	6,749
Net loss on real estate owned and premises and equipment	1,476	2,285
Stock-based compensation	274	(1,406)
Equity loss on equity method investments	2,164	2,368
Originations of LHFS, net of repayments	(1,225,975)	(1,209,200)
Purchases of LHFS	(550)	(1,450)
Proceeds from sales of LHFS	1,789,969	1,559,128
Purchases of trading securities	(3,776)	(17,756)
Proceeds from sales of trading securities	1,640	9,145
Net change in:
Revolving personal loans	5,723	(5,064)
Other assets and BOLI	(305,866)	(403,187)
Other liabilities	346,354	272,351
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,963,089	1,615,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	39,446	—
Proceeds from prepayments and maturities of AFS investment securities	605,286	1,311,490
Purchases of AFS investment securities	(840,948)	(2,841,388)
Proceeds from prepayments and maturities of HTM investment securities	86,097	35,121
Proceeds from sales of other investments	25,946	64,469
Purchases of other investments	(109,576)	(13,199)
Proceeds from sales of LHFI	681,754	257,943
Proceeds from the sales of equity method investments	—	17,717
Distributions from equity method investments	1,111	1,144
Contributions to equity method and other investments	(23,832)	(11,660)
Proceeds from settlements of BOLI policies	6,043	12,426
Purchases of LHFI	(225,226)	(64,046)
Net change in loans other than purchases and sales	(421,195)	1,410,582
Purchases and originations of operating leases	(2,155,881)	(1,615,629)
Proceeds from the sale and termination of operating leases(1)	1,164,362	940,879
Manufacturer incentives	213,784	326,946
Proceeds from sales of real estate owned and premises and equipment	12,017	14,187
Purchases of premises and equipment	(38,412)	(16,159)
NET CASH USED IN INVESTING ACTIVITIES	(979,224)	(169,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,010,072	(639,456)
Net change in short-term borrowings	54,155	(59,595)
Net proceeds from long-term borrowings	11,482,934	15,124,445
Repayments of long-term borrowings	(11,751,288)	(15,525,950)
Repayments of FHLB advances (with terms greater than 3 months)	(450,000)	(1,600,000)
Net change in advance payments by borrowers for taxes and insurance	49,767	47,893
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Dividends paid on common stock	(5,000)	—
Dividends paid to noncontrolling interest	(5,748)	—
Proceeds from the issuance of common stock	1,947	2,473
Capital contribution from shareholder	5,741	9,000
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	388,930	(2,644,840)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (2)	1,372,795	(1,198,962)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (2)	10,338,774	13,052,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (2)	$11,711,569	$11,853,845

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(25,435)	(3,717)
Loans transferred from/(to) held-for-investment ("HFI")(from)/to held-for-sale, net ("HFS")	700,160	(18,992)
Unsettled purchases of investment securities	—	19,284
Residential loan securitizations	1,633	9,272
AFS investment securities transferred to held to maturity investment securities	1,167,189	—

(1) March 31, 2017 cash flow activity has been updated for the operating lease cash flow classification correction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.
(2) The beginning, ending and net change balances for the periods ended March 31, 2018 and March 31, 2017 include restricted cash balances of $3.8 billion, $3.8 billion, and $7.8 million; and $3.0 billion, $3.3 billion, and $0.3 billion, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or "the Company") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge Act corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 16 for additional details.

As of March 31, 2018, SC was owned approximately 68.0% by SHUSA and 32.0% by other shareholders. During 2017, SHUSA increased its ownership in SC; refer to additional details in Note 21 of the Company's Annual Report on Form 10-K as of December 31, 2017. Common shares of SC ("SC Common Stock") are listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Basis of Presentation

These Condensed Consolidated Financial Statements include the assets, liabilities, revenues and expenses accounts of the Company and its consolidated subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and generally consolidates voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared by the Company pursuant to Securities and Exchange Commission ("SEC") regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information.

Corrections to Previously Reported Amounts

We have made certain corrections to previously disclosed amounts to correct for errors related to the classification of cash flows from the sale of automobiles returned to the Company at the end of a lease term.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Operating Lease Cash Flow Classification

Beginning June 30, 2014 through September 30, 2017, cash flows from the sale of automobiles returned to the Company at the end of a lease term were incorrectly recorded in the Consolidated SCF, resulting in an overstatement of cash flows from investing activities (Proceeds from the sale and termination of operating leases) and an understatement of cash flows from operating activities (Depreciation, amortization and accretion) in the amount of $149.9 million for the three-months ended March 31, 2017. There was no net impact to cash provided by financing activities. The misclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure. There was no impact to the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, or Consolidated Statements of Equity for any period as a result of the Consolidated SCF error. Management has evaluated the errors and determined they are immaterial to previously issued financial statements. The Company has corrected the balance described above for the three-months ended March 31, 2017 in its Consolidated SCF included herein. In future filings, the Company will correct the Consolidated SCF disclosures for the comparative periods when presented.

Significant Accounting Policies

Management has identified (i) the allowance for loan losses for originated and purchased loans and the reserve for unfunded lending commitments, (ii) valuation of automotive leases and residuals, (iii) accretion of discounts and subvention on RICs, (iv) goodwill, (vi) fair value of financial instruments, and (v) income taxes as the Company's significant accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, with the exception of the items noted in the section captioned "Recently Adopted Accounting Standards" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Standards

Since January 1, 2018, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates (“ASUs"):

•
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It includes a five-step process to assist an entity in achieving the main principles of revenue recognition under ASC 606. Because the ASU does not apply to revenue associated with leases and financial instruments (including loans, securities, and derivatives), it did not have a material impact on the elements of the Company's Consolidated Statements of Operations most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains and losses).

The Company adopted this ASU as of January 1, 2018 using the modified retrospective method of transition, resulting in an immaterial cumulative-effect adjustment recorded to opening retained earnings for the current period. The adoption of this ASU did not result in material changes in the timing of the Company's revenue recognition, but requires gross presentation of certain costs previously offset against revenue. This change in presentation is reflected in the current period and will increase both noninterest revenue and noninterest expense for the Company. The increase is predominantly associated with certain distribution costs on wealth management products (historically offset against Miscellaneous income), with the remainder of the increase associated with certain underwriting service costs (historically offset against Miscellaneous income). Refer to Note 15 for additional details. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition standard, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The cumulative-effect of the changes made to our January 1, 2018 Condensed Consolidated Balance Sheet for the adoption of the new revenue recognition standard were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets - LHFI	$80,740,852	$5,514	$80,746,366
Other assets	3,632,427	(3,592)	3,628,835
Total Assets	128,294,030	1,922	128,295,952

Liabilities - Other liabilities	799,403	(1,378)	798,025
Total Liabilities	104,588,399	(1,378)	104,587,021

Stockholders' Equity - Retained earnings	3,462,674	3,300	3,465,974
Total Stockholders' Equity	23,705,631	3,300	23,708,931

The following discloses the impact on the Company's Condensed Balance Sheet at March 31, 2018 and the Condensed Statement of Operations for the three-months ended March 31, 2018 for the adoption of this new accounting standard:

	March 31, 2018
(in thousands)	As Reported	Balance Without Adoption
Assets - LHFI	$80,118,328	$80,113,022
Other assets	3,994,748	3,998,267
Total assets	129,227,891	129,226,104

Liabilities - Other liabilities	996,685	998,063
Total Liabilities	105,384,810	105,386,188

Stockholders' Equity - Retained earnings	3,685,111	3,681,946
Total Stockholders' Equity	23,843,081	23,839,916

	Three-Month Period Ended March 31, 2018
(in thousands)	As Reported	Balance Without Adoption
Non-interest income
Consumer and commercial fees	$138,561	$137,893
Miscellaneous income/(loss)	124,570	118,882
Total non-interest income	803,364	797,008
General and administrative expense
Technology, outside service, and marketing expense	152,282	150,111
Loan expense	96,814	99,193
Other administrative expenses	103,554	96,782
Total general and administrative expenses	1,405,662	1,399,098
Income before income tax provision	353,256	353,464
Income tax provision	95,321	95,394
Net income	$257,935	$258,070

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, as amended. This new guidance amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the FVO and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Company adopted this standard on January 1, 2018, and it did not have a material impact on the Company's financial position or results of operations. As a result of the adoption of this standard, the Company reclassified approximately $10.0 million of equity securities from Investments AFS to Other Investments on January 1, 2018. Future changes in the fair value of the Company's equity securities will be recognized in the Condensed Consolidated Statements of Operations rather than Other comprehensive Income.

•
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This new guidance amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness, and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line in which the earnings effect of the hedged item is reported. The new guidance is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company adopted this standard in the first quarter of 2018.  It did not have a material impact on the opening balance of retained earnings for the cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness. Refer to Note 12 for further discussion of the Company's derivatives.

•
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017 (the “TCJA"). As a result of adoption of this ASU in the first quarter of 2018, the Company reclassified $39.1 million from accumulated other comprehensive income with an offsetting credit to retained earnings.

Cumulative net impact to opening Retained earnings

As a result of the adoption of the new accounting standards outlined above, the Company recorded a cumulative net increase to opening Retained earnings of $42.0 million. Those impacts were attributed to the following ASUs adopted during the period:

Impact to Retained earnings
(in thousands)

Adoption of ASU 2014-09, Revenue Recognition	$3,300
Adoption of ASU 2016-1, Financial Instruments	(418)
Adoption of ASU 2018-02, Statement of Comprehensive Income	39,094
Cumulative-effect adjustment upon adoption of new accounting standards	$41,976
Other adjustments at subsidiary	5,573
Net impact to opening Retained earnings	$47,549
The adoption of the following ASUs did not have an impact on the Company's financial position or results of operations:

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force)

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

•
ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

As required by the adoption of ASU 2016-18 and ASU 2014-09, the following additional accounting policy disclosures are required for the nature of cash restrictions, and revenue recognized from contracts with customers from disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017:

Cash, Cash Equivalents, and Restricted Cash

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Consolidated Balance Sheets as Restricted cash. Excess cash flows generated by Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements, cash restricted for investment purposes and cash advanced for loan purchases.

Revenue Recognized from Contracts with Customers

Depository services

Depository services are performed under an agreement with a customer, and those services include: personal deposit account opening and maintaining, checking service, online banking service, debit card services, etc. Depository service fees related to customer deposits can generally be distinguished between monthly service fees and transactional fees within the single performance obligation of providing depository account services. Monthly account service and maintenance fees are provided over a period of time (usually a month), and revenue is recognized as the Company performs the service (usually at the end of the month). The services for transactional fees are performed at a point in time and revenue is recognized when the transaction occurs.

Commissions and trailer fees

Commission fees are earned from the selling of annuity contracts to customers on behalf of insurance companies, acting as the broker for certain equity trading, and sales of interests in mutual funds. The Company elected the expected value method for estimating commission fees, due to the large number of customer contracts with similar characteristics. However, commissions and trailer fees are fully constrained as the Company cannot sufficiently estimate the consideration to which it could be entitled to earn. Commissions are generally associated with point-in-time transactions or agreements that are one year or less. The performance obligation is satisfied immediately and revenue is recognized as the Company performs the service.

Interchange income, net

The Company has entered into agreements with payment networks, in which the Company will issue the payment network's credit card as part of the Company's credit card portfolio. Each time a cardholder makes a purchase at a merchant and the transaction is processed, the Company receives an interchange fee in exchange for the authorization and settlement services provided to the payment networks.

The performance obligation for the Company is to provide authorization and settlement services to the payment network when the payment network submits a transaction for authorization. The Company considers the payment network to be the customer, and the Company is acting as a principal when performing the transaction authorization and settlement services. The performance obligation for authorization and settlement services is satisfied at point in time and revenue is recognized on the date when the Company authorizes and routes the payment to the merchant. The expenses paid to payment networks are accounted for as considerations payable to the customer and therefore reduce the transaction price. Therefore, interchange income is recorded net against the expenses paid to the payment network and the cost of rewards programs.

The agreements also contain immaterial fixed consideration related to upfront sign-on bonuses and program development bonuses, which are amortized over the remainder of the agreement's life on a straight-line basis.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Underwriting service fees

SIS, as a registered broker-dealer, performs underwriting services by raising investment capital from investors on behalf of corporations that are issuing securities. Underwriting services have one performance obligation, which is satisfied on the day SIS purchases the securities.

Underwriting services include multiple parties in delivering the performance obligation. The Company has evaluated whether it is the principal or agent when we provide underwriting services. The Company acts as the principal when performing underwriting services, and recognizes fees on a gross basis. Revenue is recorded as the difference between the price the Company pays the issuer of the securities and the public offering price, and expenses are recorded as the proportionate share of the underwriting costs incurred by SIS. The Company is the principal because we obtain control of the services provided by third-party vendors and combine them with other services as part of delivering on the underwriting service.

Asset and wealth management fees

Asset and wealth management fees includes fee income generated from discretionary investment management and non-discretionary investment advisory contracts with customers. Discretionary investment management fees are earned when the Company performs the administration and management of a customer’s account. The transaction price includes variable consideration, however there is uncertainty associated with accurately estimating revenue to be earned in the future. The Company earns and recognizes investment management fees on a quarterly basis based on the average assets under management.

Non-discretionary investment advisory fees are earned when the Company provides investment advisory services to customers, such as recommending the rebalancing or restructuring of the securities in the Customer’s account. The transaction price for investment advisory fees includes both fixed consideration, in the form of a minimum annual fee, and variable consideration dependent on the average assets under management, calculated similarly to investment management fees above. The Company earns investment advisory fees on a quarterly basis based on the minimum annual fee and the average assets under management.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment (“OTTI') model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The new guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of this new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU may result in an increase to the Company’s allowance for credit losses ("ACL"), which will depend upon the nature and characteristics of the Company's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company currently does not intend to early adopt this new guidance.

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

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	March 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,388,611	$4	$(13,510)	$1,375,105	$1,006,219	$—	$(8,107)	$998,112
Corporate debt securities	2,722	1	—	2,723	11,639	21	—	11,660
Asset-backed securities (“ABS”)	482,770	6,341	(1,879)	487,232	501,575	6,901	(1,314)	507,162
Equity securities (1)	—	—	—	—	11,428	—	(614)	10,814
State and municipal securities	21	—	—	21	23	—	—	23
Mortgage-backed securities (“MBS”):
GNMA - Residential	3,999,258	5,022	(99,197)	3,905,083	4,745,998	3,531	(62,524)	4,687,005
GNMA - Commercial	895,577	82	(17,192)	878,467	1,377,449	179	(19,917)	1,357,711
FHLMC and FNMA - Residential	6,879,034	417	(228,635)	6,650,816	6,958,433	1,093	(141,393)	6,818,133
FHLMC and FNMA - Commercial	22,840	—	(693)	22,147	23,003	—	(440)	22,563
Total investments in debt securities AFS	$13,670,833	$11,867	$(361,106)	$13,321,594	$14,635,767	$11,725	$(234,309)	$14,413,183
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	March 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,947,672	$—	$(62,258)	$1,885,414	$1,447,669	$722	$(26,150)	$1,422,241
GNMA - Commercial	929,685	—	(17,401)	912,284	352,139	325	(767)	351,697
Total investments in debt securities HTM	$2,877,357	$—	$(79,659)	$2,797,698	$1,799,808	$1,047	$(26,917)	$1,773,938

NOTE 3. INVESTMENT SECURITIES (continued)

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio. During the three-month period ended March 31, 2018, the Company transferred approximately $1.2 billion of MBS from AFS to HTM in conjunction with Santander's capital management strategy.

As of March 31, 2018 and December 31, 2017, the Company had investments in debt securities AFS with an estimated fair value of $6.1 billion and $5.9 billion, respectively, pledged as collateral, which was comprised of the following: $3.1 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank (the "FRB"); $2.1 billion and $2.3 billion, respectively, were pledged to secure public fund deposits; $225.1 million and $243.8 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $347.4 million and $0.0 million, respectively, were pledged to deposits with clearing organizations; and $325.6 million and $387.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At March 31, 2018 and December 31, 2017, the Company had $44.9 million and $47.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities AFS at March 31, 2018 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$540,050	$539,712
Due after 1 year but within 5 years	1,214,394	1,207,322
Due after 5 years but within 10 years	169,152	165,500
Due after 10 years	11,747,237	11,409,060
Total	$13,670,833	$13,321,594

Contractual maturities of the Company’s debt securities HTM at March 31, 2018 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	—	—
Due after 5 years but within 10 years	—	—
Due after 10 years	$2,877,357	$2,797,698
Total	$2,877,357	$2,797,698

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

NOTE 3. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of March 31, 2018 and December 31, 2017 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,097,855	$(8,900)	$247,265	$(4,610)	$998,112	$(8,107)	$—	$—
Corporate debt securities	1,086	—	13	—	—	—	—	—
ABS	46,388	(260)	92,232	(1,619)	8,013	(125)	103,559	(1,189)
Equity securities (1)	—	—	—	—	335	(2)	10,398	(612)
MBS:
GNMA - Residential	1,246,568	(28,253)	1,807,860	(70,944)	1,236,716	(8,600)	2,583,955	(53,924)
GNMA - Commercial	817,989	(16,664)	34,670	(528)	1,022,452	(11,492)	251,209	(8,425)
FHLMC and FNMA - Residential	3,703,742	(81,349)	2,846,957	(147,286)	3,429,678	(32,899)	3,017,533	(108,494)
FHLMC and FNMA - Commercial	6,772	(238)	15,375	(455)	6,948	(103)	15,614	(337)
Total investments in debt securities AFS	$6,920,400	$(135,664)	$5,044,372	$(225,442)	$6,702,254	$(61,328)	$5,982,268	$(172,981)
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

The following tables present the aggregate amount of unrealized losses as of March 31, 2018 and December 31, 2017 on debt securities in the Company’s held-to-maturity investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$642,688	$(20,624)	$1,242,725	$(41,634)	$434,322	$(6,419)	$739,612	$(19,731)
GNMA - Commercial	624,936	(13,073)	287,348	(4,328)	118,951	(767)	—	—
Total investments in debt securities HTM	$1,267,624	$(33,697)	$1,530,073	$(45,962)	$553,273	$(7,186)	$739,612	$(19,731)

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average Fair Isaac Corporation ("FICO") scores and weighted average loan-to-value ("LTV") ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company recorded no OTTI related to its investment securities for the three-month periods ended March 31, 2018 and 2017, respectively.

NOTE 3. INVESTMENT SECURITIES (continued)

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 531 individual securities at March 31, 2018) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
(in thousands)	2018	2017
Proceeds from the sales of debt securities AFS	$39,446	$—

Gross realized gains	$—	$—
Gross realized losses	(18)	—
OTTI	—	—
Net realized gains/(losses) (1)	$(18)	$—

(1)	Excludes the net realized gains/(losses) related to investments in debt securities held for trading purposes.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $18.0 thousand for the three-month period ended March 31, 2018 in net losses on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net loss realized for the three-month period ended March 31, 2018 was primarily comprised of the sale of MBS, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs"), with a fair value of $319 thousand for a loss of $18 thousand.

There was no significant activity for the three-month period ended March 31, 2017.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	March 31, 2018	December 31, 2017
FHLB of Pittsburgh and Federal Reserve Bank stock	$500,833	$516,693
Low Income Housing Tax Credit investments ("LIHTC")	96,899	88,170
Equity Securities not held for trading	10,927	—
CDs with a maturity greater than 90 days	153,358	54,000
Trading Securities	3,024	1
Total	$765,041	$658,864

Other investments primarily include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2018, the Company purchased $10.2 million of FHLB stock at par and redeemed $25.9 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the three-month period ended March 31, 2018, the Company did not purchase any FRB stock.

Other investments also includes low-income housing tax credit (“LIHTC") investments, time deposits with a maturity of greater than 90 days held at non-affiliated financial institutions, trading securities, and $10.9 million of equity securities measured at fair value with changes in fair value

NOTE 3. INVESTMENT SECURITIES (continued)

recognized in net income.  These consist primarily of Community Reinvestment Act (“CRA") mutual fund investments reclassified as a result of the first quarter 2018 adoption of ASU 2016-01, discussed further in Note 1. These investments were included in Investments AFS at December 31, 2017.

With the exception of equity and trading securities which are measured at fair value, the Company evaluates these other investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

Realized and Unrealized Gains (Losses) on Equity Securities

	Three-Month Period Ended March 31,
(in thousands)	2018	2017
Net gains/(losses) on equity securities[1]	$47	$(18)
Less: net gains/(losses) recognized during the period on equity securities sold during the period[1]	—	—
Unrealized gains/(losses) recognized during the reporting period on equity securities still held at the reporting period date[1]	$47	$(18)

(1)	Changes in the fair value of equity securities were not recognized in earnings prior to the adoption of ASU 2016-01.

The Company held an immaterial amount of equity securities without readily determinable fair values at the reporting date.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities (“SPEs"). These loans totaled $47.3 billion at March 31, 2018 and $50.8 billion at December 31, 2017.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2018 was $2.0 billion, compared to $2.5 billion at December 31, 2017. LHFS in the residential mortgage portfolio are reported at either estimated fair value (if the fair value option (the "FVO") is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to the Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous Income (Expense), net on the Condensed Consolidated Statements of Operations. As of March 31, 2018, the carrying value of the personal unsecured HFS portfolio was $1.0 billion.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2018 and December 31, 2017, accrued interest receivable on the Company's loans was $450.0 million and $515.9 million, respectively.

During the quarter ended March 31, 2018, the Company sold substantially all of its mortgage warehouse facilities, which had a book value of $499.2 million for net proceeds of $515.8 million. The $16.7 million gain on sale is recognized within Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases HFI by portfolio and by rate type:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$9,072,529	11.3%	$9,279,225	11.5%
Commercial and industrial loans	13,712,573	17.1%	14,438,311	17.9%
Multifamily loans	8,081,924	10.1%	8,274,435	10.1%
Other commercial(2)	7,337,433	9.2%	7,174,739	8.9%
Total commercial LHFI	38,204,459	47.7%	39,166,710	48.4%
Consumer loans secured by real estate:
Residential mortgages	9,198,059	11.5%	8,846,765	11.0%
Home equity loans and lines of credit	5,788,682	7.2%	5,907,733	7.3%
Total consumer loans secured by real estate	14,986,741	18.7%	14,754,498	18.3%
Consumer loans not secured by real estate:
RICs and auto loans - originated	23,583,727	29.4%	23,081,424	28.6%
RICs and auto loans - purchased	1,515,086	1.9%	1,834,868	2.3%
Personal unsecured loans	1,261,238	1.6%	1,285,677	1.6%
Other consumer(3)	567,077	0.7%	617,675	0.8%
Total consumer loans	41,913,869	52.3%	41,574,142	51.6%
Total LHFI(1)	$80,118,328	100.0%	$80,740,852	100.0%
Total LHFI:
Fixed rate	$51,066,020	63.7%	$50,653,790	62.7%
Variable rate	29,052,308	36.3%	30,087,062	37.3%
Total LHFI(1)	$80,118,328	100.0%	$80,740,852	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.4 billion and $1.3 billion as of March 31, 2018 and December 31, 2017, respectively.
(2)Other commercial includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicle ("RV") and marine loans.

Portfolio segments and classes

Generally accepted accounting principles (“GAAP") requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes similar categorization compared to the financial statement categorization of loans to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

The commercial segmentation reflects line of business distinctions. The CRE line of business includes commercial and industrial owner-occupied real estate and specialized lending for investment real estate. The Company's allowance methodology further classifies loans in this line of business into construction and non-construction loans; however, the methodology for development and determination of the allowance is generally consistent between the two portfolios. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF business.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	March 31, 2018	December 31, 2017
RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$1,592,887	$1,929,548
UPB - FVO (2)	19,773	24,926
Total UPB	1,612,660	1,954,474
Purchase marks (3)	(97,574)	(119,606)
Total RICs - Purchased HFI	1,515,086	1,834,868

RICs - Originated HFI:
UPB (1)	23,817,893	23,373,202
Net discount	(272,727)	(309,920)
Total RICs - Originated	23,545,166	23,063,282
SBNA auto loans	38,561	18,142
Total RICs - originated post Change in Control	23,583,727	23,081,424
Total RICs and auto loans HFI	$25,098,813	$24,916,292

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $4.4 million and $5.5 million related to purchase loan portfolios on which we elected to apply the FVO at March 31, 2018 and December 31, 2017, respectively.

During the three-month periods ended March 31, 2018 and 2017, the Company originated $2.0 billion and $1.6 billion, respectively, in Chrysler Capital loans, which represented 46% and 42%, respectively, of the Company's total RIC originations. As of March 31, 2018 and December 31, 2017, the Company's auto RIC portfolio consisted of $7.0 billion and $8.2 billion, respectively, of Chrysler Capital loans, which represented 31% and 37%, respectively, of the Company's auto RIC portfolio.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month period ended March 31, 2018 and 2017 was as follows:

	Three-Month Period Ended March 31, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
Allowance for loan and lease losses ("ALLL"), beginning of period	$443,796	$3,420,756	$47,023	$3,911,575
Provision for loan and lease losses	41,232	480,548	—	521,780
Charge-offs	(32,960)	(1,218,936)	—	(1,251,896)
Recoveries	10,006	661,744	—	671,750
Charge-offs, net of recoveries	(22,954)	(557,192)	—	(580,146)
ALLL, end of period	$462,074	$3,344,112	$47,023	$3,853,209
Reserve for unfunded lending commitments, beginning of period	$108,805	$306	$—	$109,111
(Release of)/Provision for reserve for unfunded lending commitments	(19,263)	17	—	(19,246)
Reserve for unfunded lending commitments, end of period	89,542	323	—	89,865
Total ACL, end of period	$551,616	$3,344,435	$47,023	$3,943,074
Ending balance, individually evaluated for impairment(1)	$94,993	$1,628,930	$—	$1,723,923
Ending balance, collectively evaluated for impairment	367,081	1,715,182	47,023	2,129,286

Financing receivables:
Ending balance	$38,400,180	$43,678,843	$—	$82,079,023
Ending balance, evaluated under the FVO or lower of cost or fair value	195,721	1,798,347	—	1,994,068
Ending balance, individually evaluated for impairment(1)	568,557	6,315,802	—	6,884,359
Ending balance, collectively evaluated for impairment	37,635,902	35,564,694	—	73,200,596

(1)	Consists of loans in troubled debt restructuring ("TDR") status.

	Three-Month Period Ended March 31, 2017
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$449,835	$3,317,606	$47,023	$3,814,464
Provision for loan and lease losses	18,777	718,558	—	737,335
Charge-offs	(26,173)	(1,237,280)	—	(1,263,453)
Recoveries	10,580	623,937	—	634,517
Charge-offs, net of recoveries	(15,593)	(613,343)	—	(628,936)
ALLL, end of period	$453,019	$3,422,821	$47,023	$3,922,863

Reserve for unfunded lending commitments, beginning of period	$121,613	$806	$—	$122,419
(Release of) unfunded lending commitments	(1,860)	(30)	—	(1,890)
Loss on unfunded lending commitments	(133)	—	—	(133)
Reserve for unfunded lending commitments, end of period	119,620	776	—	120,396
Total ACL, end of period	$572,639	$3,423,597	$47,023	$4,043,259
Ending balance, individually evaluated for impairment(1)	$99,914	$1,518,545	$—	$1,618,459
Ending balance, collectively evaluated for impairment	353,105	1,904,276	47,023	2,304,404

Financing receivables:
Ending balance	$42,415,806	$43,402,053	$—	$85,817,859
Ending balance, evaluated under the FVO or lower of cost or fair value(1)	103,834	2,008,152	—	2,111,986
Ending balance, individually evaluated for impairment(1)	675,116	6,040,694	—	6,715,810
Ending balance, collectively evaluated for impairment	41,636,856	35,353,207	—	76,990,063

(1)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended
	March 31, 2018
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$384,167	$2,779,044	$3,163,211
(Release of) / Provision for loan and lease losses	(15,830)	487,159	471,329
Charge-offs	(105,510)	(1,078,515)	(1,184,025)
Recoveries	59,899	594,952	654,851
Charge-offs, net of recoveries	(45,611)	(483,563)	(529,174)
ALLL, end of period	$322,726	$2,782,640	$3,105,366

	Three-Month Period Ended
	March 31, 2017
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	26,125	660,524	686,649
Charge-offs	(188,686)	(1,008,053)	(1,196,739)
Recoveries	98,690	517,286	615,976
Charge-offs, net of recoveries	(89,996)	(490,767)	(580,763)
ALLL, end of period	$495,221	$2,707,884	$3,203,105

Refer to Note 16 for discussion of contingencies and possible losses related to the impact of hurricane activity in regions where the Company has lending activities.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans:
Commercial:
CRE	$132,941	$139,236
Commercial and industrial	203,738	230,481
Multifamily	10,569	11,348
Other commercial	79,474	83,468
Total commercial loans	426,722	464,533
Consumer:
Residential mortgages	257,995	265,436
Home equity loans and lines of credit	131,036	134,162
RICs and auto loans - originated	1,644,605	1,816,226
RICs - purchased	207,328	256,617
Personal unsecured loans	2,820	2,366
Other consumer	11,118	10,657
Total consumer loans	2,254,902	2,485,464
Total non-accrual loans	2,681,624	2,949,997

Other real estate owned ("OREO")	126,714	130,777
Repossessed vehicles	171,359	210,692
Foreclosed and other repossessed assets	1,324	2,190
Total OREO and other repossessed assets	299,397	343,659
Total non-performing assets	$2,981,021	$3,293,656

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	March 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$33,982	$74,069	$108,051	$8,964,478	$9,072,529	$—
Commercial and industrial (1)	90,510	82,703	173,213	13,735,081	13,908,294	—
Multifamily	13,443	3,003	16,446	8,065,478	8,081,924	—
Other commercial	48,961	3,180	52,141	7,285,292	7,337,433	—
Consumer:
Residential mortgages	189,872	191,010	380,882	8,994,194	9,375,076	15
Home equity loans and lines of credit	47,614	87,221	134,835	5,653,847	5,788,682	—
RICs and auto loans - originated	2,634,364	228,811	2,863,175	21,340,720	24,203,895	—
RICs and auto loans - purchased	330,226	24,139	354,365	1,160,721	1,515,086	—
Personal unsecured loans	99,826	90,329	190,155	2,038,872	2,229,027	81,440
Other consumer	20,501	13,701	34,202	532,875	567,077	—
Total	$3,509,299	$798,166	$4,307,465	$77,771,558	$82,079,023	$81,455

(1)	Commercial and industrial loans includes $195.7 million of LHFS at March 31, 2018.

(2)	Residential mortgages includes $177.0 million of LHFS at March 31, 2018.

(3)	RICs and auto loans includes $620.2 million of LHFS at March 31, 2018.

(4)	Personal unsecured loans includes $967.8 million of LHFS at March 31, 2018.

	As of
	December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$25,174	$100,524	$125,698	$9,153,527	$9,279,225	$—
Commercial and industrial	49,584	75,924	125,508	14,461,981	14,587,489	—
Multifamily	3,562	2,990	6,552	8,267,883	8,274,435	—
Other commercial	34,021	3,359	37,380	7,137,359	7,174,739	—
Consumer:
Residential mortgages	217,558	210,777	428,335	8,628,600	9,056,935	—
Home equity loans and lines of credit	50,919	91,975	142,894	5,764,839	5,907,733	—
RICs and auto loans - originated	3,405,721	327,045	3,732,766	20,449,706	24,182,472	—
RICs and auto loans - purchased	452,235	40,516	492,751	1,342,117	1,834,868	—
Personal unsecured loans	85,394	105,054	190,448	2,157,319	2,347,767	96,461
Other consumer	24,879	14,220	39,099	578,576	617,675	—
Total	$4,349,047	$972,384	$5,321,431	$77,941,907	$83,263,338	$96,461

(1)	Commercial and industrial loans included$149.2 million of LHFS at December 31, 2017.

(2)	Residential mortgages included $210.2 million of LHFS at December 31, 2017,

(3)	RICs and auto loans included $1.1 billion of LHFS at December 31, 2017.

(4)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2017.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	March 31, 2018
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$125,669	$151,164	$—	$126,039
Commercial and industrial	51,175	53,140	—	66,858
Multifamily	11,929	11,929	—	10,908
Other commercial	1,877	1,877	—	1,322
Consumer:
Residential mortgages	147,333	198,200	—	127,327
Home equity loans and lines of credit	53,101	55,368	—	52,749
RICs and auto loans - originated	11	11	—	6
RICs and auto loans - purchased	13,252	17,010	—	14,722
Personal unsecured loans(2)	31,972	31,972	—	31,482
Other consumer	8,559	12,183	—	9,058
With an allowance recorded:
Commercial:
CRE	99,787	112,480	15,976	98,734
Commercial and industrial	184,297	185,115	55,322	180,533
Multifamily	4,791	4,791	19	5,496
Other commercial	73,696	73,696	23,676	75,704
Consumer:
Residential mortgages	279,472	319,018	38,586	300,782
Home equity loans and lines of credit	64,004	76,156	5,078	64,416
RICs and auto loans - originated	4,736,587	4,787,816	1,281,642	4,762,443
RICs and auto loans - purchased	1,003,764	1,134,415	294,669	1,085,120
Personal unsecured loans	16,590	16,842	6,934	16,534
Other consumer	10,792	14,446	2,021	11,192
Total:
Commercial	$553,221	$594,192	$94,993	$565,594
Consumer	6,365,437	6,663,437	1,628,930	6,475,831
Total	$6,918,658	$7,257,629	$1,723,923	$7,041,425

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

(2)	Includes LHFS.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $261.2 million for the three-month period ended March 31, 2018 on approximately $5.8 billion of TDRs that were in performing status as of March 31, 2018.

	December 31, 2017
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$126,406	$174,842	$—	$139,063
Commercial and industrial	82,541	96,324	—	75,338
Multifamily	9,887	10,838	—	10,129
Other commercial	767	911	—	903
Consumer:
Residential mortgages	107,320	128,458	—	141,195
Home equity loans and lines of credit	52,397	54,421	—	50,635
RICs and auto loans - purchased	16,192	20,783	—	25,283
Personal unsecured loans(2)	30,992	30,992	—	28,500
Other consumer	9,557	13,055	—	14,446
With an allowance recorded:
Commercial:
CRE	97,680	117,730	18,523	118,492
Commercial and industrial	176,769	200,382	59,696	196,674
Multifamily	6,201	6,201	313	4,566
Other commercial	77,712	77,772	23,794	42,465
Consumer:
Residential mortgages	322,092	392,833	40,963	303,361
Home equity loans and lines of credit	64,827	77,435	4,770	57,345
RICs and auto loans - originated	4,788,299	4,847,929	1,350,022	4,029,808
RICs and auto loans - purchased	1,166,476	1,318,306	347,663	1,511,212
Personal unsecured loans	16,477	16,661	6,259	16,668
Other consumer	11,592	15,290	2,151	12,343
Total:
Commercial	$577,963	$685,000	$102,326	$587,630
Consumer	6,586,221	6,916,163	1,751,828	6,190,796
Total	$7,164,184	$7,601,163	$1,854,154	$6,778,426

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

(2)	Includes LHFS.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

March 31, 2018	CRE	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$8,120,502	$12,576,220	$7,900,191	$7,212,830	$35,809,743
Special mention	617,232	831,097	135,106	43,314	1,626,749
Substandard	302,262	417,553	46,627	19,117	785,559
Doubtful	32,533	83,424	—	62,172	178,129
Total commercial loans	$9,072,529	$13,908,294	$8,081,924	$7,337,433	$38,400,180

(1)	Financing receivables include LHFS.

December 31, 2017	CRE	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$8,281,626	$13,176,248	$8,123,727	$7,059,627	$36,641,228
Special mention	645,835	941,683	105,225	29,657	1,722,400
Substandard	317,510	398,325	45,483	21,747	783,065
Doubtful	34,254	71,233	—	63,708	169,195
Total commercial loans	$9,279,225	$14,587,489	$8,274,435	$7,174,739	$39,315,888

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	March 31, 2018		December 31, 2017
(dollars in thousands)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
No FICO®(1)	$4,016,803	15.6%	$4,530,238	17.4%
<600	13,532,536	52.7%	13,395,203	51.4%
600-639	4,410,604	17.1%	4,332,278	16.7%
>=640	3,759,038	14.6%	3,759,621	14.5%
Total	$25,718,981	100.0%	$26,017,340	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs and auto loans include $620.2 million and $1.1 billion of LHFS at March 31, 2018 and December 31, 2017, respectively, that do not have an allowance.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
March 31, 2018	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$266,671	$6,616	$1,208	$—	$—	$—	$—	$274,495
<600	13	223,009	54,447	33,835	21,303	2,609	1,422	336,638
600-639	44	155,786	41,930	34,643	32,438	1,229	6,283	272,353
640-679	34	319,185	97,132	89,991	90,856	2,446	2,502	602,146
680-719	95	579,125	254,807	138,197	163,235	3,436	9,669	1,148,564
720-759	173	1,004,260	573,335	188,949	195,187	4,819	7,740	1,974,463
>=760	563	3,148,412	1,106,980	290,938	200,107	8,371	11,046	4,766,417
Grand Total	$267,593	$5,436,393	$2,129,839	$776,553	$703,126	$22,910	$38,662	$9,375,076
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

	Home Equity Loans and Lines of Credit(2)
March 31, 2018	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$190,747	$1,393	$478	$—	$—	$192,618
<600	7,436	195,852	69,172	19,838	7,444	299,742
600-639	4,896	150,132	56,266	7,613	6,090	224,997
640-679	4,793	279,728	123,431	17,573	10,114	435,639
680-719	6,921	506,113	245,154	21,419	16,864	796,471
720-759	7,073	719,337	325,201	31,454	14,985	1,098,050
>=760	14,169	1,881,952	746,823	64,040	34,181	2,741,165
Grand Total	$236,035	$3,734,507	$1,566,525	$161,937	$89,678	$5,788,682

(1)
Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Residential Mortgages(1)(3)
December 31, 2017	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$372,116	$6,759	$1,214	$—	$—	$—	$—	$380,089
<600	21	220,737	55,108	35,617	23,834	2,505	6,020	343,842
600-639	45	155,920	42,420	35,009	34,331	2,696	6,259	276,680
640-679	37	320,248	94,601	90,708	86,740	3,011	2,641	597,986
680-719	98	554,058	236,602	136,980	147,754	3,955	10,317	1,089,764
720-759	92	952,532	480,900	178,876	183,527	4,760	8,600	1,809,287
>=760	588	3,019,514	1,066,919	263,541	187,713	8,418	12,594	4,559,287
Grand Total	$372,997	$5,229,768	$1,977,764	$740,731	$663,899	$25,345	$46,431	$9,056,935

(1)	Includes LHFS.

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
Performing	$5,811,401	$5,824,304
Non-performing	785,958	982,868
Total	$6,597,359	$6,807,172

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Loan TDRs

The primary modification program for the Company’s residential mortgage and home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income (“DTI") ratio range. The main modification benefits of the program allow for term extensions, interest rate reductions, and/or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.

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

In addition to loans identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy proceedings to be considered TDRs and collateral-dependent, regardless of delinquency status. TDRs that are collateral-dependent loans must be written down to the fair market value of the collateral, less costs to sell and classified as non-accrual/non-performing loans (“NPLs") for the remaining life of the loan.

TDR Impact to ALLL

The ALLL is established to recognize losses inherent in funded loans intended to be HFI that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month period ended March 31, 2018 and 2017, respectively:

	Three-Month Period Ended March 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	27	$34,507	$(11)	$(30)	$(1,101)	$33,365
Commercial and industrial	80	3,725	(4)	—	(131)	3,590
Consumer:
Residential mortgages(3)	61	9,927	—	—	(720)	9,207
Home equity loans and lines of credit	94	6,104	—	—	(232)	5,872
RICs and auto loans - originated	32,787	562,736	(1,175)	—	(73)	561,488
RICs - purchased	1,895	14,217	(316)	—	(2)	13,899
Personal unsecured loans	4,833	7,860	—	—	(98)	7,762
Other consumer	13	136	(1)	—	(4)	131
Total	39,790	$639,212	$(1,507)	$(30)	$(2,361)	$635,314
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.
(4) Other modifications may include modifications such as fee waivers, or capitalization of fees.

	Three-Month Period Ended March 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	24	$30,001	$(2)	$1	$340	$30,340
Commercial and industrial	242	8,034	(4)	—	—	8,030
Consumer:
Residential mortgages(3)	89	15,993	—	—	(183)	15,810
Home equity loans and lines of credit	19	1,432	—	—	121	1,553
RICs and auto loans - originated	50,910	906,599	(934)	—	(107)	905,558
RICs - purchased	55	289	(5)	—	(2)	282
Personal unsecured loans	17,757	24,855	—	—	(109)	24,746
Other consumer	59	2,118	—	—	(1)	2,117
Total	69,155	$989,321	$(945)	$1	$59	$988,436
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

	Three-Month Period Ended March 31,
	2018		2017
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	2	$284	35	$7,721
Commercial and industrial	52	1,520	66	2,887
Consumer:
Residential mortgages	64	8,868	29	4,161
Home equity loans and lines of credit	7	551	2	173
RICs and auto loans	12,022	201,669	12,281	214,002
Personal Unsecured loans	2,324	3,243	874	1,707
Other consumer	1	10	9	105
Total	14,472	$216,145	13,296	$230,756

(1)	The recorded investment represents the period-end balance at March 31, 2018 and 2017. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Leased vehicles	$14,777,384	$14,751,568
Origination fees and other costs	36,563	27,246
Manufacturer subvention payments	(1,077,250)	(1,047,113)
Leased vehicles, gross	13,736,697	13,731,701
Less: accumulated depreciation	(3,075,176)	(3,333,125)
Leased vehicles, net	10,661,521	10,398,576

Commercial equipment vehicles and aircraft, gross	131,316	93,981
Less: accumulated depreciation	(21,941)	(18,249)
Commercial equipment vehicles and aircraft, net	109,375	75,732

Total operating lease assets, net	$10,770,896	$10,474,308

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2018 (in thousands):

2018	$1,393,256
2019	1,326,920
2020	647,034
2021	59,511
2022	6,754
Thereafter	16,370
Total	$3,449,845

NOTE 5. OPERATING LEASE ASSETS, NET (continued)

Lease income was $540.9 million and $496.0 million for the three-month periods ended March 31, 2018 and 2017, respectively.

During the three-month periods ended March 31, 2018 and 2017, the Company recognized $53.2 million and $22.7 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense was $424.3 million and $358.8 million for the three-month periods ended March 31, 2018 and 2017, respectively.

NOTE 6. VIEs

The Company transfers RICs and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs on the Condensed Consolidated Financial Statements.

For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Note 7 of its Annual Report on Form 10-K for 2017.

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

(in thousands)	March 31, 2018	December 31, 2017
Assets
Restricted cash	$2,380,619	$1,995,557
Loans(1)(2)	22,121,392	22,712,864
Operating lease assets, net	10,612,824	10,160,327
Various other assets	810,497	733,123
Total Assets	$35,925,332	$35,601,871
Liabilities
Notes payable(2)	$28,634,362	$28,469,999
Various other liabilities	193,133	197,969
Total Liabilities	$28,827,495	$28,667,968
(1) Includes $453.0 million and $1.1 billion of RICs HFS at March 31, 2018 and December 31, 2017, respectively.
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

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income. As of March 31, 2018 and December 31, 2017, the Company was servicing $25.4 billion and $26.1 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 6. VIEs (continued)

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended March 31,
(in thousands)	2018	2017
Assets securitized	$7,240,944	$7,646,625

Net proceeds from new securitizations (1)	$3,476,322	$5,576,801
Net proceeds from sale of retained bonds	211,610	115,970
Cash received for servicing fees (2)	215,790	208,923
Net distributions from Trusts (2)	545,152	678,229
Total cash received from Trusts	$4,448,874	$6,579,923
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month periods ended March 31, 2018 and 2017, the Company sold $1.5 billion and $700.0 million of gross RICs to VIEs in off-balance sheet securitizations for a loss of $16.9 million and $2.7 million, respectively. The transactions were executed under securitization platforms with Santander. Santander holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

As of March 31, 2018 and December 31, 2017, the Company was servicing $4.4 billion and $3.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	March 31, 2018	December 31, 2017
SPAIN	$3,176,238	$2,024,016
Total serviced for related parties	3,176,238	2,024,016

Chrysler Capital securitizations	1,182,457	1,404,232
Total serviced for third parties	1,182,457	1,404,232
Total serviced for other portfolio	$4,358,695	$3,428,248

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended March 31,
(in thousands)	2018	2017
Assets securitized (1)	$1,475,253	$700,022

Net proceeds from new securitizations	$1,474,820	$702,319
Cash received for servicing fees	8,078	1,398
Total cash received from Trusts	$1,482,898	$703,717
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents the Company's goodwill by its reporting units at March 31, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	GCB	SC	Total
Goodwill at March 31, 2018	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During the first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 18 for further discussion on the change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, have been combined. There were no additions or impairments of goodwill for the three-month period ended March 31, 2018.

There were no additions, impairments, or re-allocations of goodwill for the three-month period ended March 31, 2017.

The Company conducted its last annual goodwill impairment tests as of October 1, 2017 using generally accepted valuation methods. After conducting an analysis of the fair value of each reporting unit as of October 1, 2017, the Company determined that the full amount of goodwill attributed to Santander BanCorp of $10.5 million was impaired and, as a result, it was written-off, primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effects of Hurricane Maria. No impairments of goodwill attributed to other reporting units were identified.

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2018		December 31, 2017
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$416,607	$(163,393)	$426,411	$(153,589)
Chrysler relationship	76,250	(62,500)	80,000	(58,750)
Trade name	15,600	(2,400)	15,900	(2,100)
Other intangibles	12,011	(57,311)	13,442	(56,021)
Total intangibles subject to amortization	$520,468	$(285,604)	$535,753	$(270,460)

At March 31, 2018 and December 31, 2017, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $15.3 million and $15.5 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2018	$60,644	$15,288	$45,356
2019	58,975	—	58,975
2020	58,642	—	58,642
2021	39,889	—	39,889
2022	39,889	—	39,889
Thereafter	277,717	—	277,717

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Income tax receivables	$293,072	$292,220
Derivative assets at fair value	581,076	448,977
Other repossessed assets	172,683	212,882
MSRs	163,148	149,197
Prepaid expenses	178,920	172,547
OREO	126,714	130,777
Deferred tax asset, net	799,423	771,652
Accrued interest receivable	496,144	563,607
Equity method investments	198,923	194,434
Miscellaneous assets and receivables	984,645	696,134
Total other assets	$3,994,748	$3,632,427

Income tax receivables

Income tax receivables consists primarily of accrued federal tax receivables.

Derivative assets at fair value

Derivative assets at fair value represent the net amount of derivatives presented in the Condensed Consolidated Financial Statements, including the impact of amounts offsetting recognized assets. Refer to the offsetting of financial assets table in Note 12 to these Condensed Consolidated Financial Statements for the detail of these amounts.

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2018 and December 31, 2017, the balance of these loans serviced for others accounted for at fair value was $14.8 billion and $14.9 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through the Miscellaneous Income, net on the Condensed Consolidated Statements of Operations. The fair value of the MSRs at March 31, 2018 and December 31, 2017 were $160.1 million and $146.0 million, respectively. See further discussion on the valuation of the MSRs in Note 14. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

For the three-month period ended March 31, 2018 and March 31, 2017, the Company recorded net changes in the fair value of MSRs due to valuation totaling $15.0 million and $1.5 million, respectively.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets.

	Three-Month Period Ended
(in thousands)	March 31, 2018	March 31, 2017
Fair value at beginning of period(1)	$145,993	$146,589
Mortgage servicing assets recognized	2,755	5,730
Principal reductions	(3,661)	(4,321)
Change in fair value due to valuation assumptions	15,043	1,457
Fair value at end of period(1)	$160,130	$149,455

(1)
The Company had total MSRs of $163.1 million and $149.2 million as of March 31, 2018 and December 31, 2017, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

NOTE 8. OTHER ASSETS (continued)

Fee income and gain on sale of mortgage loans

Included in Miscellaneous Income, net on the Condensed Consolidated Statements of Operations was mortgage servicing fee income of $10.2 million and $10.6 million for the three-month periods ended March 31, 2018 and 2017, respectively. The Company had gains on sales of mortgage loans included in Miscellaneous Income, net on the Condensed Consolidated Statements of Operations of $6.2 million and $4.4 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Other repossessed assets and OREO

Other repossessed assets primarily consist of leased assets that have been terminated and are included as grounded inventory, which is obtained through repossession. OREO consists primarily of the Company's foreclosed properties.

Deferred tax assets, net

The Company recorded $799.4 million of deferred tax assets, net as of March 31, 2018, compared to $771.7 million at December 31, 2017.

Equity method investments

The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to qualified community development entities, such as renewable energy investments, through the New Market Tax Credits ("NMTC") and CRA programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance.

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables and unapplied payments. The first quarter increase is due to increases in subvention receivables and due from others, primarily at SIS, offset by decreases in investment receivables and wire transfer clearing.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$8,246,120	13.3%	$8,784,597	14.4%
Non-interest-bearing demand deposits	15,603,797	25.2%	15,402,235	25.3%
Savings	6,123,217	9.9%	5,903,897	9.7%
Customer repurchase accounts	577,161	1.0%	802,119	1.4%
Money market	25,726,743	41.6%	24,530,661	40.3%
CDs	5,564,137	9.0%	5,407,594	8.9%
Total Deposits (1)	$61,841,175	100.0%	$60,831,103	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $9.0 billion and $9.1 billion at March 31, 2018 and December 31, 2017, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.1 billion and $2.3 billion at March 31, 2018 and December 31, 2017, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $155.7 million and $38.9 million at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had $1.4 billion and $1.3 billion of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at March 31, 2018 were $38.4 billion, compared to $39.0 billion at December 31, 2017. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month period ended March 31, 2018.

SHUSA

During the first quarter of 2018, the Company repurchased $63.2 million of its 3.45% senior notes due 2018 and $336.8 million of its 2.70% senior notes due 2019.

The Company recorded loss on debt extinguishment related to debt repurchases and early repayments at SHUSA and the Bank of $2.2 million in total for the three-month period ended March 31, 2018, compared to $6.7 million for the three-month period ended March 31, 2017.

Parent Company and other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes, due August 2018	$181,227	3.62%	$244,317	3.62%
2.70% senior notes, due May 2019	662,337	2.82%	998,349	2.82%
2.65% senior notes, due April 2020	996,636	2.82%	996,238	2.82%
3.70% senior notes, due March 2022	1,445,928	3.74%	1,440,044	3.74%
3.40% senior notes, due January 2023	993,950	3.54%	993,662	3.54%
4.50% senior notes, due July 2025	1,095,576	4.56%	1,095,449	4.56%
4.40% senior notes, due July 2027	1,049,790	4.40%	1,049,787	4.40%
Junior subordinated debentures - Sovereign Capital Trust IX, due July 2036	149,469	3.38%	149,462	3.14%
Common securities - Sovereign Capital Trust IX	4,640	3.38%	4,640	3.14%
Senior notes, due July 2019 (1)	388,592	2.69%	388,565	2.31%
Senior notes, due September 2019 (1)	370,783	2.70%	370,754	2.34%
Senior notes, due January 2020 (1)	302,512	2.71%	302,494	2.40%
Senior notes, due September 2020 (2)	114,370	3.16%	115,804	3.32%
Subsidiaries
2.00% subordinated debt, maturing through 2042	40,934	2.00%	40,842	2.00%
Short-term borrowings, due within one year, due April 2018	93,806	1.70%	24,000	1.38%
Total due to others overnight, due within one year, due April 2018	18,600	1.70%	10,000	1.38%
Short-term borrowings, due within one year, due April 2018	20,421	0.25%	37,546	0.25%
Short-term borrowings, due within one year, maturing through 2018	—	—%	7,123	0.83%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$7,929,571	3.52%	$8,269,076	3.45%
(1) These notes bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 100 basis points per annum.
(2) These notes will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
8.750% subordinated debentures, due May 2018	$192,098	8.92%	$192,019	8.92%
Subordinated term loan, due February 2019	104,740	7.63%	111,883	7.12%
FHLB advances, maturing through July 2019	1,500,000	1.91%	1,950,000	1.53%
Securities sold under repurchase agreements	150,000	1.90%	150,000	1.56%
Real estate investment trust preferred, due May 2020	144,522	13.24%	144,167	13.35%
Subordinated term loan, due August 2022	28,001	9.29%	27,911	8.89%
Total Bank borrowings and other debt obligations	$2,119,361	3.70%	$2,575,980	3.07%

The Bank had outstanding irrevocable letters of credit totaling $485.8 million from the FHLB of Pittsburgh at March 31, 2018, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$603,145	$1,250,000	2.71%	$865,991	$24,063
Warehouse line, due November 2019	358,220	500,000	2.06%	421,622	21,337
Warehouse line, due August 2019(2)	2,105,842	3,900,000	3.42%	3,108,422	68,631
Warehouse line, due October 2019	611,477	1,800,000	3.43%	839,499	14,727
Warehouse line, due October 2019	148,565	400,000	3.65%	206,287	4,070
Warehouse line, due August 2019(3)	229,984	500,000	3.74%	348,645	19,915
Warehouse line, due November 2019	297,699	1,000,000	3.63%	420,623	11,557
Warehouse line, due October 2018	229,800	300,000	3.37%	268,054	10,719
Warehouse line, due December 2018	—	300,000	—%	—	—
Repurchase facility, maturing on various dates(4)(5)	291,949	291,949	3.49%	407,299	12,962
Repurchase facility, due April 2018(5)(7)	196,727	196,727	3.06%	257,054	—
Repurchase facility, due June 2018(5)	153,177	153,177	3.80%	222,108	—
Repurchase facility, due December 2018(4)	67,773	67,773	3.55%	156,202	—
Line of credit with related party, due December 2018(6)	30,000	1,000,000	3.09%	30,000	—
Line of credit with related party, due December 2018(6)	114,200	750,000	4.34%	126,392	2,376
Total SC revolving credit facilities	$5,438,558	$12,409,626	3.30%	$7,678,198	$190,357

(1)	As of March 31, 2018, half of the outstanding balance on this facility matures in March 2019 and the remaining balance matures in March 2020.

(2)	This line is held exclusively for financing of Chrysler Capital leases.

(3)	On February 14, 2018, the maturity of this warehouse line was extended from January 2018 to August 2019.
(4) The maturity of this repurchase facility ranges from April 2018 to July 2018.

(5)
These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities is unsecured. These facilities have rolling maturities of up to one year. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retrained securities pledged. In some instances, SC places or receives cash collateral with counteparties under collateral arrangements associated with SC's repurchase agreements.

(6)	These lines are also collateralized by securitization notes payable and residuals retained by SC. As of March 31, 2018, no portion of these facilities was unsecured.
(7) Half of this repurchase facility was settled on maturity in April 2018 and remaining balance of this repurchase facility was extended to July 2018.

NOTE 10. BORROWINGS (continued)

	December 31, 2017
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$339,145	$1,250,000	2.53%	$461,353	$12,645
Warehouse line, due November 2019	435,220	500,000	1.92%	521,365	16,866
Warehouse line, due August 2019(2)	2,044,843	3,900,000	2.96%	2,929,890	53,639
Warehouse line, due October 2019	226,577	1,800,000	4.95%	311,336	6,772
Warehouse line, due October 2019	81,865	400,000	4.09%	114,021	3,057
Warehouse line, due January 2018(3)	336,484	500,000	2.87%	473,208	—
Warehouse line, due November 2019	403,999	1,000,000	2.66%	546,782	14,729
Warehouse line, due October 2018	235,700	300,000	2.84%	289,634	10,474
Warehouse line, due December 2018	—	300,000	1.49%	—	—
Repurchase facility, maturing on various dates(4)(5)	325,775	325,775	3.24%	474,188	13,842
Repurchase facility, due April 2018(5)	202,311	202,311	2.67%	264,120	—
Repurchase facility, due March 2018(5)	147,500	147,500	3.91%	222,108	—
Repurchase facility, due March 2018(5)	68,897	68,897	3.04%	95,762	—
Line of credit with related party, due December 2018(6)	—	1,000,000	3.09%	—	—
Line of credit with related party, due December 2018(6)	750,000	750,000	1.33%	—	—
Total SC revolving credit facilities	$5,598,316	$12,444,483	2.73%	$6,703,767	$132,024
(1) As of December 31, 2017, half of the outstanding balance on this facility will mature in March 2019 and half will mature in March 2020.
(2) This line is held exclusively for financing of Chrysler Capital leases.
(3) On February 14, 2018, the maturity of this warehouse line was extended to August 2019.
(4) The maturity of this repurchase facility ranges from February 2018 to July 2018.
(5) These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities are unsecured. These facilities have rolling maturities of up to one year. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retrained securities pledged. In some instances, SC places or receives cash collateral with counteparties under collateral arrangements associated with SC's repurchase agreements.
(6) These lines are also collateralized by securitization notes payable and residuals retained by SC. As of December 31, 2017, no portion of these facilities was unsecured.

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates(1)(2)	$15,943,321	$37,984,872	1.16% - 2.80%	$20,910,432	$1,629,738
SC privately issued amortizing notes, maturing on various dates(1)	6,919,434	12,632,368	0.88% - 2.86%	8,522,690	573,486
Total SC secured structured financings	$22,862,755	$50,617,240	0.88% - 2.86%	$29,433,122	$2,203,224
(1) SC has entered into various securitization transactions involving its retail automobile installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs and the related securitization debt issued by SPEs remain on the Condensed Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.
(2) Securitizations executed under Rule 144A of the Securities Act are included within this balance.

NOTE 10. BORROWINGS (continued)

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
(1) SC has entered into various securitization transactions involving its retail automobile installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized RICs and the related securitization debt issued by SPEs remain on the Condensed Consolidated Balance Sheets. The maturity of this debt is based on the timing of repayments from the securitized assets.
(2) Securitizations executed under Rule 144A of the Securities Act of 1933 (the “Securities Act”) are included within this balance.

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of March 31, 2018 and December 31, 2017, SC had private issuances of notes backed by vehicle leases totaling $4.6 billion and $3.7 billion. respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month period ended March 31, 2018 and 2017, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended March 31, 2018			December 31, 2017		March 31, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(11,462)	$(4,671)	$(16,133)
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(1,687)	455	(1,232)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(13,149)	(4,216)	(17,365)	$(6,388)	$(17,365)	$(23,753)

Change in unrealized (losses) on investments in debt securities AFS	(122,244)	10,710	(111,534)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	663	(58)	605
Net unrealized (losses) on investments in debt securities AFS	(121,581)	10,652	(110,929)	(140,498)	(110,929)
Cumulative effect of adoption of new ASUs(4)					(39,094)
Net unrealized (losses) on investments in debt securities AFS - upon adoption					(150,023)	(290,521)

Pension and post-retirement actuarial (loss)(3)	842	(5,304)	(4,462)	(51,545)	(4,462)	(56,007)

As of March 31, 2018	$(133,888)	$1,132	$(132,756)	$(198,431)	$(171,850)	$(370,281)

(1)
Net (losses)/gains reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of AFS securities.

(3)	Included in the computation of net periodic pension costs.
(4) Includes impact of other comprehensive income reclassified to Retained earnings as a result of the adoption of ASU 2018-02. Refer to Note 1 for further discussion.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended March 31, 2017			December 31, 2016		March 31, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(2,828)	$(1,269)	$(4,097)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	2,387	(777)	1,610
Net unrealized (losses) on cash flow hedge derivative financial instruments	(441)	(2,046)	(2,487)	$(6,725)	$(2,487)	$(9,212)

Change in unrealized gains on investment securities AFS	31,479	(10,510)	20,969
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	—	—	—
Reclassification adjustment for net losses included in net income/(expense) on OTTI securities (3)	—	—	—
Reclassification adjustment for net (gains) included in net income	—	—	—
Net unrealized gains on investment securities AFS	31,479	(10,510)	20,969	(130,754)	20,969	(109,785)

Pension and post-retirement actuarial gain(4)	913	(428)	485	(55,729)	485	(55,244)
As of March 31, 2017	$31,951	$(12,984)	$18,967	$(193,208)	$18,967	$(174,241)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of AFS securities.

(3)
Unrealized losses/(gains) previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Condensed Consolidated Financial Statements.

(4)	Included in the computation of net periodic pension costs.

NOTE 12. DERIVATIVES

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

NOTE 12. DERIVATIVES (continued)

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2018, derivatives in this category had a fair value of $1.7 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the first quarter of 2018, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of March 31, 2018 and December 31, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $7.3 million and $10.4 million, respectively. The Company had $10.7 million and $15.7 million in cash and securities collateral posted to cover those positions as of March 31, 2018 and December 31, 2017, respectively.

Hedge Accounting

Management uses derivative instruments designated as hedges to mitigate the impact of interest rate and foreign exchange rate movements on the fair value of certain assets and liabilities and on highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets, and liabilities (including its borrowed funds). All of these swaps have been deemed as highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2018, the Company expected $34.7 million of gains/losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 12. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2018 and December 31, 2017 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,931,593	$71,974	$2,346	0.07%	0.15%	1.92
Pay variable - receive fixed interest rate swaps	4,000,000	—	117,398	1.41%	1.73%	2.78
Interest rate floor	1,400,000	3,819	—	0.05%	—%	2.37
Total	$10,331,593	$75,793	$119,744	0.58%	0.74%	2.31

December 31, 2017
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$5,183,511	$46,422	$4,458	0.05%	0.14%	2.12
Pay variable - receive fixed interest rate swaps	4,000,000	—	80,453	1.41%	1.42%	3.02
Interest rate floor	1,000,000	3,020	—	—%	—%	2.64
Total	$10,183,511	$49,442	$84,911	0.58%	0.63%	2.53

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

NOTE 12. DERIVATIVES (continued)

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an overnight indexed swap, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage the Company's market risk associated with certain investments and customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2018 and December 31, 2017 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Mortgage banking derivatives:
Forward commitments to sell loans	$318,562	$311,852	$1	$3	$972	$459
Interest rate lock commitments	175,662	126,194	2,253	2,105	—	—
Mortgage servicing	355,000	330,000	1,006	193	9,800	2,092
Total mortgage banking risk management	849,224	768,046	3,260	2,301	10,772	2,551

Customer related derivatives:
Swaps receive fixed	9,525,889	9,328,079	34,637	72,912	157,132	70,348
Swaps pay fixed	9,852,498	9,576,893	210,611	110,109	27,306	51,380
Other	2,054,761	1,834,962	25,707	19,971	23,841	18,308
Total customer related derivatives	21,433,148	20,739,934	270,955	202,992	208,279	140,036

Other derivative activities:
Foreign exchange contracts	3,708,688	2,764,999	20,053	24,932	26,872	25,521
Interest rate swap agreements	2,176,064	1,749,349	16,685	9,596	1,520	1,631
Interest rate cap agreements	10,851,530	10,932,707	197,801	135,942	—	32,109
Options for interest rate cap agreements	10,825,149	10,906,081	—	32,165	197,548	135,824
Other	979,071	824,786	4,103	5,874	5,924	5,228
Total	$50,822,874	$48,685,902	$512,857	$413,802	$450,915	$342,900

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2018 and 2017:

		Three-Month Period Ended March 31,
Derivative Activity(1)	Line Item	2018	2017
		(in thousands)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$2,764	$2,343
Pay variable receive-fixed interest rate swap	Interest income on loans	(2,020)	(2,781)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(514)	(10,940)
Interest rate lock commitments	Miscellaneous income, net	148	1,994
Mortgage servicing	Miscellaneous income, net	(6,895)	497
Customer related derivatives	Miscellaneous income, net	2,586	(1,887)
Foreign exchange	Miscellaneous income, net	1,289	2,260
Interest rate swaps, caps, and options	Miscellaneous income, net	9,717	1,204
	Interest expense	—	—

Total return settlement	Other administrative expenses	—	(505)
Other	Miscellaneous income, net	(2,831)	(1,501)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The amount of loss recognized in Other Comprehensive Income for cash flow hedge derivatives was $16.1 million and $4.1 million, net of tax, for the three-month periods ended ended March 31, 2018 and March 31, 2017, respectively.

The amount of gain reclassified from Other Comprehensive Income into earnings for cash flow hedge derivatives was $1.2 million for the three-month period ended ended March 31, 2018 and the amount of loss reclassified from Other Comprehensive Income into earnings for cash flow hedge derivatives was $1.6 million, net of tax, for the three-month period ended ended March 31, 2017.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements, which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the ISDA master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset on its Condensed Consolidated Balance Sheets.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018
Cash flow hedges	$75,793	$—	$75,793	$—	$50,677	$25,116
Other derivative activities(1)	510,604	7,496	503,108	1,978	106,006	395,124
Total derivatives subject to a master netting arrangement or similar arrangement	586,397	7,496	578,901	1,978	156,683	420,240
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,253	—	2,253	—	—	2,253
Total Derivative Assets	$588,650	$7,496	$581,154	$1,978	$156,683	$422,493

December 31, 2017
Cash flow hedges	$49,442	$—	$49,442	$—	$3,076	$46,366
Other derivative activities(1)	411,697	6,731	404,966	2,021	77,975	324,970
Total derivatives subject to a master netting arrangement or similar arrangement	461,139	6,731	454,408	2,021	81,051	371,336
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,105	—	2,105	—	—	2,105
Total Derivative Assets	$463,244	$6,731	$456,513	$2,021	$81,051	$373,441

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2018
Cash flow hedges	$119,955	$—	$119,955	$—	$211	$119,744
Other derivative activities(1)	450,485	13,255	437,230	—	331,304	105,926
Total derivatives subject to a master netting arrangement or similar arrangement	570,440	13,255	557,185	—	331,515	225,670
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	219	—	219	—	—	219
Total Derivative Liabilities	$570,659	$13,255	$557,404	$—	$331,515	$225,889

December 31, 2017
Cash flow hedges	$84,911	$—	$84,911	$—	$622	$84,289
Other derivative activities(1)	342,752	16,236	326,516	—	165,716	160,800
Total derivatives subject to a master netting arrangement or similar arrangement	427,663	16,236	411,427	—	166,338	245,089
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	148	—	148	—	—	148
Total Derivative Liabilities	$427,811	$16,236	$411,575	$—	$166,338	$245,237

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 13. INCOME TAXES

An income tax provision of $95.3 million was recorded for the three-month period ended March 31, 2018, compared to $78.9 million for the corresponding period in 2017. This resulted in an effective tax rate ("ETR") of 27.0% for the three-month period ended March 31, 2018, compared to 32.5% for the corresponding period in 2017.

The decrease in the ETR for the three-month period ended March 31, 2018 was due to the reduction in the Federal corporate income tax rate provided for by the TCJA as enacted on December 22, 2017 and effective January 1, 2018. The full impact of the corporate rate reduction on the period-over-period decrease in the ETR was partially off-set by the impact of the TCJA provision that disallows tax deductions for FDIC premiums, and was further off-set by the impact of discrete tax benefits booked in the first quarter of 2017 for certain state tax items.

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

NOTE 13. INCOME TAXES (continued)

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

As noted above, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 specifies, among other things, that reasonable estimates of the income tax effects of the TCJA should be used, if determinable. Further, SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes (ASC 740), if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). The Company has obtained and analyzed all currently available information to record the effect of the change in tax law. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate and the other provisions of the TCJA, the accounting may be impacted by other analyses related to the TCJA, technical corrections or other amendments to the TCJA, and further accounting or administrative tax guidance.

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

In November 2015, the Federal District Court granted the Company's motions for summary judgment and later ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment, and the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court, finding that the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The case has been remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On remand, the parties are awaiting the Court’s decision on motions for summary judgment filed by the Company regarding the remaining issues.

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

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated other comprehensive income are released only when an entire portfolio (i.e. all related units of account) of a particular type is liquidated, sold or extinguished.

NOTE 14. FAIR VALUE

General

A portion of the Company’s assets and liabilities are carried at fair value, including AFS investment securities and derivative instruments. In addition, the Company elects to account for its residential mortgages HFS and a portion of its MSRs at fair value. Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include impairments for certain loans and foreclosed assets.

NOTE 14. FAIR VALUE (continued)

As of March 31, 2018, $14.4 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $174.4 million of these financial assets were measured using quoted market prices for identical instruments, or Level 1 inputs. Approximately $13.6 billion of these financial assets were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $678.6 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.7% of total assets measured at fair value on a recurring basis and approximately 0.5% of total consolidated assets.

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

There were no transfers between Levels 1, 2 or 3 during the three-month periods ended March 31, 2018 and 2017 for any assets or liabilities valued at fair value on a recurring basis.

NOTE 14. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2018 and December 31, 2017.

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Financial assets:
U.S. Treasury securities	$174,439	$1,200,666	$—	$1,375,105	$139,615	$858,497	$—	$998,112
Corporate debt	—	2,723	—	2,723	—	11,660	—	11,660
ABS	—	138,598	348,634	487,232	—	156,910	350,252	507,162
State and municipal securities	—	21	—	21	—	23	—	23
MBS	—	11,456,513	—	11,456,513	—	12,885,412	—	12,885,412
Investment in debt securities AFS(3)(6)	174,439	12,798,521	348,634	13,321,594	139,615	13,912,502	350,252	14,402,369
Other investments - trading securities	1	3,023	—	3,024	1	—	—	1
RICs HFI(4)	—	—	167,597	167,597	—	—	186,471	186,471
LHFS (1)(5)	—	162,468	—	162,468	—	197,691	—	197,691
MSRs (2)	—	—	160,130	160,130	—	—	145,993	145,993
Other assets - derivatives (3)	—	586,396	2,254	588,650	—	461,139	2,105	463,244
Total financial assets	$174,440	$13,550,408	$678,615	$14,403,463	$139,616	$14,571,332	$684,821	$15,395,769
Financial liabilities:
Other liabilities - derivatives (3)	—	570,150	509	570,659	—	427,217	594	427,811
Total financial liabilities	$—	$570,150	$509	$570,659	$—	$427,217	$594	$427,811

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company has total MSRs of $163.1 million and $149.2 million as of March 31, 2018.and December 31, 2017, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans
(6) Investment in debt securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 included $10.8 million of equity securities valued using the net asset value as a practical expedient that are not presented within this table.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired commercial LHFI	$—	$132,339	$310,237	$442,576	$—	$226,832	$356,343	$583,175
Foreclosed assets	—	2,373	104,014	106,387	—	20,011	106,581	126,592
Vehicle inventory	—	415,262	—	415,262	—	325,203	—	325,203
LHFS(1)	—	—	1,798,222	1,798,222	—	—	2,324,830	2,324,830
Auto loans impaired due to bankruptcy	—	128,641	—	128,641	—	121,578	—	121,578
MSRs	—	—	9,381	9,381	—	—	9,273	9,273

(1)	These amounts include $967.8 million and $1.1 billion of personal loans held for sale that are impaired as of March 31, 2018 and December 31, 2017, respectively.

NOTE 14. FAIR VALUE (continued)

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $357.7 million and $491.5 million at March 31, 2018 and December 31, 2017, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended March 31,
(in thousands)	Statement of Operations Location	2018	2017
Impaired LHFI	Provision for credit losses	$(29,312)	$(45,772)
Foreclosed assets	Miscellaneous income(1)	(2,473)	(1,742)
LHFS	Provision for credit losses	(381)	—
LHFS	Miscellaneous income(1)	(70,490)	(66,121)
Auto loans impaired due to bankruptcy	Provision for credit losses	(82,145)	(23,600)
MSRs	Miscellaneous income, net	(549)	95

(1)	These amounts reduce Miscellaneous income.

NOTE 14. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month periods ended March 31, 2018 and 2017, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended March 31, 2018					Three-Month Period Ended March 31, 2017
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives	Total	Investments AFS	RICs HFI	MSRs	Derivatives	Total
Balances, beginning of period	$350,252	$186,471	$145,993	$1,514	$684,230	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in other comprehensive income	(499)	—	—	—	(499)	(619)	—	—	—	(619)
Gains/(losses) in earnings	—	5,276	15,043	134	20,453	—	16,891	1,457	1,194	19,542
Additions/Issuances	—	1,349	2,755	—	4,104	—	13,331	5,730	—	19,061
Settlements(1)	(1,119)	(25,499)	(3,661)	97	(30,182)	(240,494)	(44,919)	(4,321)	97	(289,637)
Balances, end of period	$348,634	$167,597	$160,130	$1,745	$678,106	$573,454	$202,473	$149,455	$(27,709)	$897,673
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$5,276	$15,043	$(14)	$20,305	$—	$16,891	$1,457	$(800)	$17,548

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

The gains in earnings reported in the table above related to the RICs HFI for which the Company elected the FVO are driven by three primary factors: 1) the recognition of interest income, 2) recoveries of previously charged-off RICs, and 3) actual performance of the portfolio since the Change in Control. Recoveries from RICs that were charged off at the Change in Control date are a direct increase to the gain recognized within the portfolio. In accordance with ASC 805, Business Combinations, the Company did not ascribe a fair value to the portfolio of sub-prime charged-off RICs at the Change in Control date. Recoveries of previously charged off loans are usually recorded as a reduction to charge-offs in the period in which the recovery is made; however, in instances where the FVO is elected, it will flow through the fair value mark. At the Change in Control date, the UPB of the previously charged-off RIC portfolio was approximately $3.0 billion.

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Debt Securities Classified as AFS and Trading Securities

Debt securities accounted for at fair value include both AFS and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios on a global basis. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by pricing vendors, other trusted market sources are utilized. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

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

NOTE 14. FAIR VALUE (continued)

Actively traded quoted market prices for the majority of the debt securities AFS, such as U.S. Treasury and government agency securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

Certain ABS are valued using DCF models. The DCF models are obtained from a third-party pricing vendor who uses observable market data and therefore are classified as Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally-developed DCF model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions, which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

Realized gains and losses on investments in debt securities are recognized in the Condensed Consolidated Statements of Operations through Net (losses)/gains on sale of investment securities

RICs HFI

For certain RICs HFI, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, RICs HFI for which the Company has elected the FVO are classified as Level 3.

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

NOTE 14. FAIR VALUE (continued)

MSRs

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Miscellaneous income, net. See further discussion on MSRs in Note 8.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.9 million and $9.5 million, respectively, at March 31, 2018.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $6.0 million and $11.7 million, respectively, at March 31, 2018.

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

NOTE 14. FAIR VALUE (continued)

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

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 12 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at March 31, 2018 and December 31, 2017.

(dollars in thousands)	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$304,851	DCF	Discount Rate (1)	2.80% - 3.02% (2.84%)
Sale-leaseback securities	$43,783	Consensus Pricing (2)	Offered quotes (3)	117.11%
RICs HFI	$167,597	DCF	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.41%)
			Recovery Rate (6)	25.00% - 43.00% (41.59%)
Personal LHFS	$967,789	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal Payment Rate	50.00% - 70.00%
			Loss Severity Rate	90.00% - 95.00%
RICs HFS	$620,168	Income Approach	Expected Yield	1.00% - 2.00%
			Expected Life Time Cumulative Loss	4.00% - 6.00%
			Weighted Average Life	2 -3 years
MSRs (11)	$160,130	DCF	Prepayment rate ("CPR") (7)	3.92% - 85.90% (8.20%)
			Discount Rate (8)	9.75%
Mortgage banking interest rate lock commitments	$2,253	DCF	Pull through percentage (9)	78.00%
			MSR value (10)	.73% - 1.03% (1.03%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type, note rate and maturity.

(8)	Based on the nature of the input, a range or weighted average does not exist.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.
(11) Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

NOTE 14. FAIR VALUE (continued)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Financing bonds
ABS
Financing bonds	$304,727	DCF	Discount Rate (1)	2.16% - 2.90% (2.28%)
Sale-leaseback securities	$45,525	Consensus Pricing (2)	Offered Quotes (3)	120.19%
RICs HFI	$186,471	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.37%)
			Recovery Rate (6)	25.00% - 43.00% (41.51%)
Personal LHFS	$1,062,090	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal Payment Rate	50.00% - 70.00%
			Loss Severity Rate	90.00% - 95.00%
RICs HFS	$1,101,049	DCF	Discount Rate	3.00% - 6.00%
			Default Rate	3.00% - 4.00%
			Prepayment Rate	15.00% - 20.00%
			Loss Severity Rate	50.00% - 60.00%
MSRs (11)	$145,993	DCF	CPR (7)	0.06% - 46.95% (9.80%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,105	DCF	Pull through percentage (9)	76.98%
			MSR Value (10)	0.73% - 1.03% (0.95%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type, note rate and maturity.

(8)	Based on the nature of the input, a range or weighted average does not exist.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.
(11) Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2018					December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and amounts due from depository institutions	$7,900,607	$7,900,607	$7,900,607	$—	$—	$6,519,967	$6,519,967	$6,519,967	$—	$—
Investment in debt securities AFS	13,321,594	13,321,594	174,439	12,798,521	348,634	14,402,369	14,402,369	139,615	13,912,502	350,252
Investment in debt securities HTM	2,877,357	2,797,698	—	2,797,698	—	1,799,808	1,773,938	—	1,773,938	—
Other Investments - Trading Securities	3,024	3,024	1	3,023	—	1	1	1	—	—
LHFI, net	76,265,119	77,793,838	—	42,339	77,751,499	76,829,277	78,579,144	—	136,832	78,442,312
LHFS	1,960,695	1,960,690	—	162,468	1,798,222	2,522,486	2,522,521	—	197,691	2,324,830
Restricted cash	3,810,962	3,810,962	3,810,962	—	—	3,818,807	3,818,807	3,818,807	—	—
MSRs(1)	163,148	169,511	—	—	169,511	149,197	155,266	—	—	155,266
Derivatives	588,650	588,650	—	586,396	2,254	463,244	463,244	—	461,139	2,105

Financial liabilities:
Deposits	61,841,175	61,598,475	53,343,250	8,255,225	—	60,831,103	60,864,110	55,456,511	5,407,599	—
Borrowings and other debt obligations	38,350,245	38,525,215	—	23,769,098	14,756,117	39,003,313	39,335,087	—	23,281,166	16,053,921
Derivatives	570,659	570,659	—	570,150	509	427,811	427,811	—	427,217	594

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
(2) Investment in debt securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 included $10.8 million of equity securities valued using net asset value as a practical expedient that are not presented within this table.

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

FVO for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolios that are measured using the FVO consist of residential mortgage LHFS. The adoption of the FVO on residential mortgage loans classified as HFS allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

NOTE 14. FAIR VALUE (continued)

RICs HFI

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs HFI. These loans consisted primarily of SC’s RICs accounted for by SC under ASC 310-30, as well as all of SC’s RICs that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding UPB of $2.6 billion with a fair value of $1.9 billion at that date. The balance also includes non-performing loans acquired by SC under optional clean up calls from its non-consolidated Trusts.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(in thousands)	Fair Value	Aggregate Unpaid Principal Balance	Difference	Fair Value	Aggregate Unpaid Principal Balance	Difference
LHFS(1)	$162,468	$161,818	$650	$197,691	$194,928	$2,763
RICs HFI	167,597	190,587	(22,990)	186,471	211,580	(25,109)
Nonaccrual loans	9,420	13,044	(3,624)	15,023	19,836	(4,813)

(1)
LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

Interest income on the Company’s LHFS and RICs HFI is recognized when earned based on their respective contractual rates in Interest income on loans in the Condensed Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due for LHFS and more than 60 days past due for RICs HFI.

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

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $160.1 million at March 31, 2018. Changes in fair value totaling a gain of $15.0 million was recorded in Miscellaneous income, net in the Condensed Consolidated Statements of Operations during the three-month period ended March 31, 2018.

NOTE 15. NON-INTEREST INCOME

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2018	2017 (1)
Non-interest income:
Consumer and commercial fees	$138,561	$154,349
Lease income	540,896	496,045
Miscellaneous income, net
Mortgage banking income, net	16,345	13,174
BOLI	14,568	17,299
Capital market revenue	56,613	45,817
Net gain on sale of operating leases	53,200	22,715
Asset and wealth management fees	43,337	36,501
Loss on sale of non-mortgage loans	(43,910)	(69,768)
Other miscellaneous (loss)/income, net	(15,583)	11,767
Net (losses)/gains on sale of investment securities	(663)	519
Total Non-interest income	$803,364	$728,418
(1) - Prior period amounts have not been adjusted under the modified retrospective method. For further information, see Note 1.

NOTE 15. NON-INTEREST INCOME (continued)

Disaggregation of Revenue from Contracts with Customers

Beginning January 1, 2018 the Company adopted the new accounting standard, "Revenue from Contracts with Customers", which requires the Company to disclose a disaggregation of revenue from contracts with customers that falls within the scope of this new accounting standard. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Therefore, the Company has evaluated the revenue streams within our Non-interest income line items to determine whether they are in-scope or out-of-scope. The following table presents the Company's Non-interest income disaggregated by revenue source.

	Three-Month Period Ended March 31,
(in thousands)	2018	2017 (1)
Non-interest income:
In-scope of Revenue from Contracts with Customers:
Depository services(2)	$58,346	$60,440
Commission and trailer fees(3)	29,450	31,168
Interchange income, net(3)	13,473	12,649
Underwriting service fees(3)	24,504	24,600
Asset and wealth management fees(3)	38,203	28,245
Other revenue from contracts with customers(3)	10,002	13,311
Total In-scope of Revenue from Contracts with Customers	173,978	170,413
Out-of-scope of Revenue from Contracts with Customers:
Consumer and commercial fees(4)	73,204	87,096
Lease income	540,896	496,045
Miscellaneous income/(loss)(4)	15,949	(25,655)
Net (losses)/gains on sale of investment securities	(663)	519
Total Out-of-scope of Revenue from Contracts with Customers	629,386	558,005
Total Non-interest income	$803,364	$728,418
(1) - Prior period amounts have not been adjusted under the modified retrospective method. For further information, see Note 1.
(2) - Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(3) - Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(4) - The balance presented excludes certain revenue streams that are considered in-scope and presented above.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin.

Practical Expedients

In instances where incremental costs, such as commission expenses, are incurred and the period of benefit is equal to or less than one year, the Company has elected to apply the practical expedient where the Company expenses such amounts as incurred. These costs are recorded within Compensation and benefits, within the Condensed Consolidated Statements of Operations.

In instances where contracts with customers contain a financing component and the Company expects the customer to pay for the goods or services within one year or less, the Company has elected to apply the practical expedient where the Company does not adjust the contracted amount of consideration for the effects of financing components.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. As a result of the practical expedient and for the Company's material revenue streams, there are no unperformed performance obligations. As a result of the practical expedient and the Company's revenue recognition for contracts with customers, there are no material contract assets or liabilities.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Off-Balance Sheet Risk - Financial Instruments

In the normal course of business, the Company utilizes a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit, loans sold with recourse, forward contracts, and interest rate and cross currency swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized on the Condensed Consolidated Balance Sheets. The contractual or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 12 to these Condensed Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$28,753,073	$29,475,864
Letters of credit	1,405,521	1,559,297
Unsecured revolving lines of credit	27,314	27,938
Recourse exposure on sold loans	46,720	46,572
Commitments to sell loans	26,314	19,477
Total commitments	$30,258,942	$31,129,148

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

Included within the reported balances for Commitments to extend credit at March 31, 2018 and December 31, 2017 are $6.3 billion and $6.4 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
1 year or less	$5,084,166	$5,858,236
Over 1 year to 3 years	4,838,484	5,381,113
Over 3 years to 5 years	4,747,297	4,478,320
Over 5 years (1)	14,083,126	13,758,195
Total	$28,753,073	$29,475,864

(1)	Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding more than 5 years.

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2018 was 16.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2018 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at March 31, 2018. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of March 31, 2018 and December 31, 2017, the liability related to these letters of credit was $3.5 million and $18.2 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at March 31, 2018 and December 31, 2017 were lines of credit outstanding of $86.4 million and $90.9 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
1 year or less	$702,190	$918,191
Over 1 year to 3 years	328,062	286,505
Over 3 years to 5 years	329,005	312,881
Over 5 years	46,264	41,720
Total	$1,405,521	$1,559,297

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The UPB outstanding of loans sold in these programs was $102.6 million as of March 31, 2018 and $136.0 million as of December 31, 2017. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $12.2 million as of March 31, 2018 and $12.2 million as of December 31, 2017 or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At March 31, 2018 and December 31, 2017, the Company had $0.9 million and $1.3 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC Commitments

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of March 31, 2018, the total unused credit available to customers was $3.7 billion. In 2017, the Company purchased $1.2 billion of receivables out of the $4.0 billion of unused credit available to customers at December 31, 2016. During the three months ended March 31, 2018, the Company purchased $0.3 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $17.4 million of receivables related to newly-opened customer accounts during the three months ended March 31, 2018. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2018 and December 31, 2017, SC was obligated to purchase $10.3 million and $11.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations or warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Chrysler Agreement

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $11.6 million and $6.6 million at March 31, 2018 and December 31, 2017, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC has not met these penetration rates at March 31, 2018. If the Chrysler Agreement were to terminate, there could be a materially adverse impact to our and SC's business financial condition and results of operations.

Agreement with Bank of America

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $7.5 million and $8.1 million at March 31, 2018 and December 31, 2017, respectively, related to this obligation.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Agreement with Citizens Bank of Pennsylvania ("CBP")

Until May 1, 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200.0 million and a minimum of $50.0 million per quarter. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $5.5 million and $5.6 million at March 31, 2018 and December 31, 2017, respectively, related to this obligation.

Other Agreements

As of March 31, 2018, SC was party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. As of March 31, 2018 and December 31, 2017, the remaining aggregate commitments were $88.0 million and $98.9 million, respectively.

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $3.4 million and $6.3 million at March 31, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas Our SC subsidiary, headquartered in Dallas, Texas, our BSI subsidiary, headquartered in Miami, Florida, and our Santander BanCorp, BSPR and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes. In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in BSPR returning to normal operations.

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's ALLL had approximately $110 million of reserves at March 31, 2018 related to the hurricanes. However, for credit exposures in Puerto Rico, given the current state of the region, the Company has had limited information with which to estimate probable credit losses. As of March 31, 2018, the Company has approximately $3.4 billion of loan exposures in Puerto Rico, consisting of $1.6 billion in consumer loans, $1.8 billion in commercial loans including $220 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may establish additional reserves for losses in future periods.

See discussion under the "Puerto Rico FINRA Arbitrations" section of Note 16 below for further discussion.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

As of March 31, 2018 and December 31, 2017, the Company accrued aggregate legal and regulatory liabilities of $167.2 million and $161.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $260 million and $255 million as of March 31, 2018 and December 31, 2017, respectively. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

OCC Identity Theft Protection Product ("SIP") Matter

On March 26, 2015, the Bank entered into a Cease and Desist Order (the "SIP Consent Order") with the OCC regarding identified deficiencies in SBNA's billing practices with regard to SIP, an identity theft protection product from the Bank's third party vendor. Pursuant to the SIP Consent Order, the Bank paid a civil monetary penalty ("CMP") of $6 million and agreed to remediate customers who paid for but may not have received certain benefits of SIP. Prior to entering into the SIP Consent Order, the Bank made $37.3 million in remediation payments to customers, representing the total amount paid for product enrollment.

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

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand ("CID") from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding these practices. Pursuant to the terms of the consent order, the Bank paid a CMP of $10.0 million and agreed to validate the elections made by customers who opted in to overdraft coverage for automated teller machine ("ATM") and onetime debit card transactions in connection with telemarketing by the third-party vendor. The Bank is also required to make certain changes to its third-party vendor oversight policy and its customer complaint policy.  The Bank is currently implementing a remediation plan and working to meet the other consent order requirements. It is possible that additional litigation could be filed as a result of these issues.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit is against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's initial public offering (the "IPO") , including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The amended class action complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. On December 18, 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. On December 2, 2016, the plaintiffs moved to certify the proposed classes. On July 11, 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017).

Feldman Lawsuit: On October 15, 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. On December 29, 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

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

Parmelee Lawsuits: Two purported securities class action lawsuits filed in March and April 2016 in the United States District Court, Northern District of Texas, were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the "Parmelee Lawsuits"). The Parmelee Lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC securities between February 3, 2015 and March 15, 2016. The complaint alleges, among other things, that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. On January 3, 2018, the court granted SC’s motion to dismiss the lawsuit as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants.

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Regulatory Proceedings

SC is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve Bank of Boston (the "FRBB"), the CFPB, the Department of Justice (the “DOJ”), the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

•
In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or CIDs from the attorneys general of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states will serve as an executive committee on behalf of a group of 31 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC’s underwriting, securitization, servicing and collection of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and/or CIDs, and has otherwise cooperated with the Attorneys General with respect to this matter.

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

•
In August 2017, SC received a CID from the CFPB. The stated purpose of the CID is to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the deadlines specified in the CID and has otherwise cooperated with the CFPB with respect to this matter.

2017 Written Agreement with the Federal Reserve

On March 21, 2017, SC and SHUSA entered into a written agreement with the FRBB. Under the terms of that agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of SC's management and operations.

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Servicemembers’ Civil Relief Act (“SCRA') Consent Order

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

Intermediate Holding Company (“IHC') Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of March 31, 2018, SSLLC had received 379 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 267 arbitration cases that remained pending as of March 31, 2018.

As a result of Hurricane Maria impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico CEF Shareholder Derivative and Class Actions

Santander, Santander BanCorp, BSPR, SSLLC, Santander Asset Management, LLC and several directors and members of senior management of these entities are defendants in a purported class action and shareholder derivative suit pending in the United States District Court for the District of the Commonwealth of Puerto Rico captioned Dionisio Trigo Gonzalez et al. v. Banco Santander, S.A. et al., No. 3:2016cv02868 (the “Trigo Lawsuit”). Brought by customers of certain CEFs, the complaint alleges misconduct including that the entities and individuals created, controlled, managed and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto-Rico-based investors, the complaint seeks unspecified damages but alleges damages to be at least tens of millions of dollars. The court denied plaintiffs’ motion to remand the case to Puerto Rico state court, and plaintiffs have sought reconsideration of that decision.

SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180 million of Puerto Rico bonds and $101 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243 (the "Ponsa-Rabell Lawsuit"). The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. The court denied a motion to consolidate the Trigo Lawsuit with the Ponsa-Rabell Lawsuit.

Mexican Government Bonds Purported Antitrust Class Action: On March 30, 2018, a purported antitrust class action was filed in the United States District Court, Southern District of New York, captioned Oklahoma Firefighters & Pension Retirement System, et al.v. Banco Santander, S.A. et al.,No. 1:18-cv-02830-JPO (the “MGB Lawsuit”). The MGB Lawsuit is against the Company, SIS, Santander, Banco Santander (Mexico), S.A. Institucion de Banca Multiple, Grupo Financiero Santander and Santander Investment Bolsa, Sociedad de Valores, S.A. on behalf of a class of persons who entered into Mexican government bond (“MGB”) transactions between January 1, 2006 and April 19, 2017, where such persons were either domiciled in the United States or, if domiciled outside the United States, transacted in the United States. The complaint alleges, among other things, that the Santander defendants and the other defendants violated U.S. antitrust laws by conspiring to rig auctions and/or fix prices of MGBs.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company's business, financial condition and results of operations.

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 10 to the Condensed Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

Contributions from Santander that impact common stock and paid in capital within the Condensed Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	Three-Month Period Ended March 31,
(in thousands)	2018	2017
Cash contribution	$5,741	$9,000
Adjustment to book value of assets purchased on January 1	277	—
Deferred tax asset on purchased assets	3,156	—
Contribution from shareholder	$9,174	$9,000

On January 1, 2018, the Company purchased certain assets and assumed certain liabilities of Produban Servicios Informaticos Generales S.L. and Ingenieria De Software Bancario S.L., both affiliates of Santander. The book value and fair value of the net assets acquired was $2.8 million and $15.3 million respectively. Related to this transaction, in 2017, the Company received a net capital contribution from Santander of $2.8 million, representing cash received of $15.3 million and a return of capital of $12.5 million for the difference between the fair value of the assets purchased and the book value on the balance sheets of the affiliates. The Companyre-evaluated the assets received on January 1, 2018 and recorded an additional $0.3 million to additional paid-in capital. The Company contributed these assets at book value of $3.1 million to SBNA, a subsidiary of the Company on January 1, 2018.

During the first quarter of 2018, the Company recorded a $3.2 million deferred tax asset on the assets purchased by the Company to establish the intangible under Section 197 of the Internal Revenue Code.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement ("MSPA") with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander, through the Santander Prime Auto Issuing Note Trust (“SPAIN") securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the three months ended March 31, 2017, the Company sold $700 million of loans at fair value under this MSPA. The MSPA was amended in March 2018 and under this amended agreement, SC sold $1.5 billion of prime loans to Santander at fair value during the three months ended March 31, 2018. Total losses of $16.9 million and $2.7 million were recognized for the three-months periods ended March 31, 2018 and March 31, 2017, respectively, which are included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations. SC had $15.4 million and $13.0 million of collections due to Santander as of March 31, 2018 and December 31, 2017, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. During the three-month period ended March 31, 2018, SC facilitated SBNA's purchase of $24 million of RICs. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

NOTE 18. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. During the first quarter of 2018, the Chief Operating Decision Maker ("CODM") made certain changes in its business lines that drove a reorganization of its business leadership to provide enhanced customer service to its clients and to better align management teams and resources with the manner in which the CODM allocates resources and assesses business performance. Accordingly, the following changes were made within the Company's reportable segments:

•	The Commercial Banking and the CRE reportable segments were combined into the Commercial Banking reportable segment.

•	SIS, a subsidiary of SHUSA, that was formerly located within the Other category was moved to the GCB reportable segment.

•
The Company's internal Funds Transfer Pricing ("FTP") methodologies and cost allocations were updated to align with Santander corporate criteria for internal management reporting. These FTP and cost allocation changes impact how certain costs are allocated for all reporting segments, excluding SC.

All prior period results have been recast to conform to the new composition of reportable segments.

The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment includes the products and services provided to Bank customers through the Bank's branch locations, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. The branch locations offer a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer lending products such as credit cards, home equity lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

•
The Commercial Banking segment currently provides commercial lines, loans, and deposits to medium and large business banking customers as well as financing and deposits for government entities, commercial real estate loans and multifamily loans to customers, commercial loans to dealers and financing for equipment and commercial vehicles. This segment also provides financing and deposits for government entities and niche product financing for specific industries.

•
The GCB segment serves the needs of global commercial and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. GCB also includes SIS, a registered broker-dealer located in New York that provides services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities. GCB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

The Other category includes certain immaterial subsidiaries such as BSI, BSPR, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

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

The CODM, manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2018	Consumer & Business Banking	Commercial Banking	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$304,819	$154,935	$32,690	$62,816	$921,737	$9,895	$9,058	$1,495,950
Total non-interest income	82,819	33,588	50,639	113,424	531,736	2,686	(11,528)	803,364
Provision for / (release of) credit losses	38,389	(9,741)	(2,055)	6,337	458,995	10,609	—	502,534
Total expenses	368,639	84,396	58,143	228,368	694,870	11,729	(2,621)	1,443,524
Income/(loss) before income taxes	(19,390)	113,868	27,241	(58,465)	299,608	(9,757)	151	353,256
Intersegment revenue/(expense)(1)	678	1,531	(2,281)	72	—	—	—	—
Total assets	18,857,164	24,318,734	7,062,542	38,944,263	40,045,188	—	—	129,227,891

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2017	Consumer & Business Banking	Commercial Banking	GCB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$262,732	$152,306	$42,228	$56,728	$1,042,925	$37,305	$8,341	$1,602,565
Total non-interest income	82,534	14,923	51,336	151,107	434,848	5,454	(11,784)	728,418
Provision for / (release of) credit losses	22,451	5,386	(1,364)	15,610	635,013	58,349	—	735,445
Total expenses	375,021	78,339	46,608	226,034	621,334	11,872	(6,316)	1,352,892
Income/(loss) before income taxes	(52,206)	83,504	48,320	(33,809)	221,426	(27,462)	2,873	242,646
Intersegment revenue/(expense)(1)	878	1,301	(2,397)	218	—	—	—	—
Total assets	17,680,926	25,854,624	9,717,228	43,776,451	39,061,940	—	—	136,091,169

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 68% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Program Year (1)
	1	2	3	4	5-10
Retail	20%	30%	40%	50%	50%
Lease	11%	14%	14%	14%	15%
Total	31%	44%	54%	64%	65%

Actual Penetration (2)	30%	29%	26%	19%	28%

(1)	Each program year runs from May 1 to April 30. Retail and lease penetration is based on a percentage of FCA retail sales.
(2) Actual penetration rates shown for program year 1, 2, 3 and 4 are as of April 30, 2014, 2015, 2016 and 2017, respectively, the end date of each of those program years. Actual penetration rate shown for program year 5, which ends April 30, 2018, is as of December 31, 2017.

The target penetration rate as of April 30, 2018 was 65%. SC's actual penetration rate as of March 31, 2018 was 28%. The penetration rate has been constrained due to a more competitive landscape and low interest rates, causing SC's subvented loan offers not to be materially more attractive than other lenders' offers. While SC has not achieved the targeted penetration rates to date, Chrysler Capital continues to be a focal point of its strategy, SC continues to work with FCA to improve penetration rates, and SC remains committed to the Chrysler Agreement.

SC has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. SC has partnered with FCA to roll out two new pilot programs, including a dealer rewards program and a nonprime subvention program. During the three-month period ended March 31, 2018, SC originated more than $2.0 billion in Chrysler Capital loans, which represents approximately 46% of its total RIC originations, with an approximately even share between prime and non-prime, as well as more than $2.1 billion in Chrysler Capital leases. Since its May 1, 2013 launch, Chrysler Capital has originated more than $47.2 billion in retail loans and $25.7 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of March 31, 2018, SC's auto RIC portfolio consisted of $7.0 billion of Chrysler Capital loans, which represents 31% of SC's auto RIC portfolio.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the first quarter of 2018, unemployment remained steady, while market results were mixed and the preliminary gross domestic product ("GDP") growth rate slowed from the prior quarter.

The unemployment rate at March 31, 2018 was unchanged at 4.1% compared to 4.1% at December 31, 2017 and was lower compared to 4.5% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in health care, manufacturing, and professional and business services, while remaining unchanged across other sectors.

The Bureau of Economic Analysis ("BEA") advance estimate indicates that real GDP grew at an annualized rate of 2.3% for the first quarter of 2018, compared to 2.9% for the fourth quarter of 2017. According to the BEA, the deceleration in growth was affected by slowing in personal consumption expenditures, exports, residential fixed investment, and state and local government spending. This was partially offset by growth in private inventory investment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market year-to-date returns for the following indices based on closing prices at March 31, 2018 were:

March 31, 2018
Dow Jones Industrial Average	(2.5)%
S&P 500	(1.2)%
NASDAQ Composite	2.3%

At its March 2018 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 1.50-1.75% , reflecting that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Overall inflation remains below the targeted rate of 2.0%.

The 10-year Treasury bond rate at March 31, 2018 was 2.74%, up from 2.40% at December 31, 2017. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

At the time of filing this Form 10-Q, current quarter 2018 information was not available; however, for the fourth quarter of 2017, mortgage originations decreased approximately 11.89% over the prior quarter, and decreased 20.61% year-over-year. Similarly, refinancing activity showed an increase of approximately 1.32% over the prior quarter, but a decrease of 42.2% year-over- year.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively flat since that time. NPLs for U.S. commercial banks were approximately 1.17% of loans using the latest available data which was as of the fourth quarter of 2017, compared to 1.17% for the prior quarter.

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

Credit Rating Actions

The following table presents Moody's, Standard & Poor's ("S&P") and Fitch credit ratings for the Bank, and BSPR, SHUSA, Santander, and the Kingdom of Spain, as of March 31, 2018:

	BANK			BSPR(1)			SHUSA
	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A-2	A	A-	Baa1	A-	A-
Short-Term	P-1	A-1	F-2	P-2	A-2	F-1
Outlook	Stable	Stable	Stable	Stable	Positive	Stable
(1)    P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.
(2) Short Term Debt and Short Term Deposit Ratings are both F-2.

On January 19, 2018, Fitch upgraded Spain's Long-term Foreign Currency and Local Currency rating to A- from BBB+ and upgraded Spain's Short-term Foreign Currency and Local Currency rating to F1 from F2.

On March 23, 2018, Standard & Poor's upgraded Spain's Long-term rating to A1- from BBB+.

On April 6, 2018, Standard & Poor's raised Santander's long- and short-term ratings by one notch to A and A-1, respectively. Standard & Poor's also raised the long term ratings of SHUSA by one notch to BBB+ and SBNA to A-. The short-term ratings for SHUSA and SBNA were not changed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 13, 2018, Moody's upgraded Spain's rating to Baa1 from Baa2.

On April 17, 2018, Moody's upgraded Santander's long- and short-term ratings by one notch to A-2 and P-1, respectively.

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

As of March 31, 2018, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $220 million. As of March 31, 2018, municipalities had not been designated “covered” territorial instrumentalities subject to the requirements of PROMESA, and the municipalities were current on their debt obligations to SHUSA. Under PROMESA, the FOB has sole discretion to designate territorial instrumentalities such as municipalities as covered entities subject to PROMESA’s requirements. If the FOB determines to designate municipalities as covered entities under PROMESA, the FOB could initiate debt restructuring of municipalities that have debt obligations to SHUSA, if deemed necessary.

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

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's ALLL has approximately $110 million of reserves at March 31, 2018 related to the hurricanes. However, for credit exposures in Puerto Rico, given the current state in the region, the Company has had limited information with which to estimate probable credit losses. As of March 31, 2018, the Company has approximately $3.4 billion of loan exposures in Puerto Rico consisting of $1.6 billion in consumer loans, $1.8 billion in commercial loans, including $220 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may establish additional reserves for losses in future periods.

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

During the three-month period ended March 31, 2018, the Company paid cash dividends on common stock of $5.0 million to its sole shareholder, Santander.

In addition, the following regulatory matters are in the process of being phased in or evaluated by the Company.

Foreign Banking Organizations ("FBOs")

In February 2014, the Federal Reserve issued the final rule implementing certain enhanced prudential standards (“EPS”) mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") (“FBO Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an intermediate holding company (an “IHC"). In addition, the FBO Final Rule required U.S. bank holding companies ("BHCs") and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company became subject to the EPS on January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and will defer the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspend the risk-weighting to 100 percent for deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  In addition, the regulatory agencies issued a secondary proposal in 2017 to further revise the capital rule by introducing new treatment of high volatility acquisition, development and construction loans, and by modifying the calculation for minority interest includible within capital, for which the regulators have not released a final decision.

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

At March 31, 2018, the Bank met the criteria to be classified as “well-capitalized.”

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

Resolution and Recovery Planning

The DFA requires all BHCs and FBOs with assets of $50 billion or more to prepare and regularly update resolution plans. The resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. In addition, the insured depository resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution in a manner that ensures that depositors receive rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. Santander and the Bank most recently submitted resolution plans in accordance with these rules in December 2015.

On January 29, 2018, the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) completed their assessments of the 2015 resolution plans and provided their expectations for future resolution plans to the 19 foreign-based banking organizations, including Santander. The banking agencies did not object to Santander’s 2015 plan or provide any substantive feedback on the submission. Instead, the banking agencies clarified their expectations for how the 2018 resolution plan should build on the 2015 submission. Importantly, the 2018 resolution plan can incorporate, by reference, elements of the 2015 plan that have not materially changed. In addition, the banking agencies requested that the 2018 plan provide updated information on how any organizational changes as a result of forming an IHC impact the resolution strategy. The 2018 resolution plan is due by December 31, 2018.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company implemented certain policies and procedures, training programs, recordkeeping, internal controls and other compliance requirements that were necessary to comply with the Volcker Rule. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on its size and its level of trading and Covered Fund activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments permitted under the Volcker Rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the rule.

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

Regulation AB II

In August 2014, the Securities and Exchange Commission (the "SEC") adopted final rules known as Regulation AB II that, among other things, expanded disclosure requirements and modified the offering and shelf registration process for asset-backed securities (“ABS”). All offerings of publicly registered ABS and all reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for outstanding publicly-registered ABS were required to comply with the new rules and disclosures on and after November 23, 2015, except for asset-level disclosures. Compliance with the new rules regarding asset-level disclosures was required for all offerings of publicly registered ABS on and after November 23, 2016. SC must comply with these rules, which affects SC's public securitization platform.

Community Reinvestment Act ("CRA")

SBNA and BSPR are subject to the requirements of the CRA, which requires the appropriate federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. BSPR’s current CRA rating is “Outstanding” and SBNA’s current CRA rating is "Satisfactory." The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On February 25, 2015, SC entered into a consent order with the Department of Justice (the "DOJ"), approved by the United States District Court for the Northern District of Texas, which resolves the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers’ Civil Relief Act (the “SCRA”). The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order requires us to undertake additional remedial measures. The consent order also subjects SC to monitoring by the DOJ for compliance with the SCRA for a period of five years.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this annual report:

(a)    Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2018 were negligible relative to the overall profits of Santander.

(b)    Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the first quarter of 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections & Recoveries Department. No revenues or profits were generated by Santander UK on this account in the first quarter of 2018.

(c) In addition, on September 6, 2017, Santander Brasil received a payment order in an amount of €1,603.00 in favor of a Brazilian recipient from an entity based in Turkey. Upon receipt of the supporting documentation, Santander Brasil became aware of the fact that the ultimate payer was actually Iran Water and Electrical Equipments Engineering Co., an entity based in Iran and controlled by the Iranian government. Santander Brasil therefore declined to process the transaction. The intended recipient of the funds obtained an order from the Court of Justice of the State of São Paulo (Tribunal de Justiça Estado de São Paulo) requiring Santander Brasil to process the payment. Santander Brasil complied with the court order and processed the payment accordingly. Revenues and profits generated by Santander Brasil on this transaction were negligible relative to the overall profits of Santander.

The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first quarter of 2018, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit- taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar	Percentage
Net interest income	$1,495,950	$1,602,565	$(106,615)	(6.7)%
Provision for credit losses	(502,534)	(735,445)	232,911	31.7%
Total non-interest income	803,364	728,418	74,946	10.3%
General and administrative expenses	(1,405,662)	(1,309,816)	(95,846)	(7.3)%
Other expenses	(37,862)	(43,076)	5,214	12.1%
Income before income taxes	353,256	242,646	110,610	45.6%
Income tax provision (benefit)	95,321	78,937	16,384	(20.8)%
Net income	257,935	163,709	94,226	57.6%
Net income attributable to NCI	74,397	50,628	23,769	46.9%
Net income attributable to SHUSA	$183,538	$113,081	$70,457	62.3%

The Company reported pre-tax income of $353.3 million for the three-month period ended March 31, 2018, compared to pre-tax income of $242.6 million for the three-month period ended March 31, 2017. Factors contributing to this increase were as follows:

•
Net interest income decreased $106.6 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This decrease was primarily due to a decrease in interest income earned on loans due to declining yields on consumer loans and an increase in interest expense on Other borrowings due to the rates paid on new debt issuances.

•
The provision for credit losses decreased $232.9 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This decrease was primarily due to a decline in loan balances, improved credit performance and stable recovery rates for the auto loan portfolio and a decrease in the Corporate Banking and Middle Market Commercial Real Estate ("CRE") portfolio provisions.

•
Total non-interest income increased $74.9 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily due to lease income associated with the continued growth of the lease portfolio, an increase in gain on sale of assets coming off lease, and an increase in the gain on sale of Bank branches. These were offset by a decrease in consumer and commercial loan fees due to a reduction in loans serviced by the Company for the three-month period ended March 31, 2018.

•
Total general and administrative expenses increased $95.8 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily due to an increase in lease depreciation expense due to the growth of the Company's leased vehicle portfolio and an increase in compensation expense. These increases were offset by a decrease in outside service costs for consulting and processing services and a decrease in loan servicing expense.

•
Other expenses decreased $5.2 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This was primarily due to a decrease in expenses associated with loss on debt repurchases.

•
The income tax provision increased $16.4 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. There was an increase in the income tax provision as a result of the increase in income before income tax provision partially offset by a decrease in the effective tax rate for the three-month period ended March 31, 2018 due to the reduction in the Federal corporate income tax rate provided for by the TCJA as enacted on December 22, 2017 and effective January 1, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017
	2018 (1)			2017 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$22,641,814	$128,330	2.27%	$27,912,404	$116,655	1.67%	$11,675	$(12,934)	$24,609
LOANS(3):
Commercial loans	30,469,522	305,396	4.01%	34,644,293	297,608	3.44%	7,788	(208,007)	215,795
Multifamily	8,166,086	79,234	3.88%	8,546,919	76,198	3.57%	3,036	(3,200)	6,236
Total commercial loans	38,635,608	384,630	3.98%	43,191,212	373,806	3.46%	10,824	(211,207)	222,031
Consumer loans:
Residential mortgages	9,279,002	92,576	3.99%	8,160,399	80,735	3.96%	11,841	11,221	620
Home equity loans and lines of credit	5,769,698	61,291	4.25%	5,970,331	54,481	3.65%	6,810	(1,750)	8,560
Total consumer loans secured by real estate	15,048,700	153,867	4.09%	14,130,730	135,216	3.83%	18,651	9,471	9,180
RICs and auto loans	26,112,393	1,038,885	15.91%	26,908,340	1,149,154	17.08%	(110,269)	(33,257)	(77,012)
Personal unsecured	2,349,472	159,837	27.21%	2,293,984	163,523	28.51%	(3,686)	4,164	(7,850)
Other consumer(4)	596,406	10,515	7.05%	770,804	17,239	8.95%	(6,724)	(3,469)	(3,255)
Total consumer	44,106,971	1,363,104	12.36%	44,103,858	1,465,132	13.29%	(102,028)	(23,091)	(78,937)
Total loans	82,742,579	1,747,734	8.45%	87,295,070	1,838,938	8.43%	(91,204)	(234,298)	143,094
Intercompany investments	4,640	43	3.71%	14,640	232	6.34%	(189)	(118)	(71)
TOTAL EARNING ASSETS	105,389,033	1,876,107	7.12%	115,222,114	1,955,825	6.79%	(79,718)	(247,350)	167,632
Allowance for loan losses(5)	(3,901,549)			(3,837,740)
Other assets(6)	27,902,385			26,037,135
TOTAL ASSETS	$129,389,869			$137,421,509
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$9,287,019	$7,342	0.32%	$10,846,729	$5,226	0.19%	$2,116	$(563)	$2,679
Savings	5,827,687	2,623	0.18%	6,002,756	2,902	0.19%	(279)	(99)	(180)
Money market	25,327,111	47,750	0.75%	25,971,334	32,409	0.50%	15,341	(801)	16,142
Certificates of deposit ("CDs")	5,499,654	17,709	1.29%	8,402,468	21,456	1.02%	(3,747)	(16,028)	12,281
TOTAL INTEREST-BEARING DEPOSITS	45,941,471	75,424	0.66%	51,223,287	61,993	0.48%	13,431	(17,491)	30,922
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	1,714,444	9,581	2.24%	5,127,222	16,418	1.28%	(6,837)	53,932	(60,769)
Other borrowings	37,307,453	295,109	3.16%	38,137,956	274,617	2.88%	20,492	(5,914)	26,406
TOTAL BORROWED FUNDS (7)	39,021,897	304,690	3.12%	43,265,178	291,035	2.69%	13,655	48,018	(34,363)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	84,963,368	380,114	1.79%	94,488,465	353,028	1.49%	27,086	30,527	(3,441)
Noninterest bearing demand deposits	15,337,560			15,435,381
Other liabilities(8)	5,169,285			4,817,268
TOTAL LIABILITIES	105,470,213			114,741,114
STOCKHOLDER’S EQUITY	23,919,656			22,680,395
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$129,389,869			$137,421,509

NET INTEREST SPREAD (9)			5.33%			5.30%
NET INTEREST MARGIN (10)			5.68%			5.56%
NET INTEREST INCOME		$1,495,950			$1,602,565

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$32,513	$18,433	$14,080	76.4%
Investments available-for-sale ("AFS")	73,505	81,427	(7,922)	(9.7)%
Investments held-to-maturity ("HTM")	17,064	10,632	6,432	60.5%
Other investments	5,248	6,163	(915)	(14.8)%
Total interest income on investment securities and interest-earning deposits	128,330	116,655	11,675	10.0%
Interest on loans	1,747,734	1,838,938	(91,204)	(5.0)%
Total Interest Income	1,876,064	1,955,593	(79,529)	(4.1)%
INTEREST EXPENSE:
Deposits and customer accounts	75,424	61,993	13,431	21.7%
Borrowings and other debt obligations	304,690	291,035	13,655	4.7%
Total Interest Expense	380,114	353,028	27,086	7.7%
NET INTEREST INCOME	$1,495,950	$1,602,565	$(106,615)	(6.7)%

Net interest income decreased $106.6 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This decrease was primarily due to a decrease in yield on interest income earned on loans and an increase in interest expense on borrowings due to higher borrowing rate.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $11.7 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2018 was $22.6 billion with an average yield of 2.27%, compared to an average balance of $27.9 billion with an average yield of 1.67% for the first quarter of 2017. The increase in interest income on investment securities and interest-earning deposits for the three-month period ended March 31, 2018 was primarily attributable to an increase of $6.4 million in interest income on investments HTM due to increased volume, and an increase of $14.1 million in interest-earning deposits due to an increased yield of 2.19% for the three-month period ended March 31, 2018 compared to 0.93% for the first quarter of 2017.

Interest Income on Loans

Interest income on loans decreased $91.2 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017, primarily due to declines in RIC rates, which comprised $110.3 million of the decrease. The average balance of total loans was $82.7 billion with an average yield of 8.45% for the three-month period ended March 31, 2018, compared to $87.3 billion with an average yield of 8.43% for the first quarter of 2017. The decrease in the average balance of total loans of $4.6 billion was primarily due to a decline in the balance of the commercial loan portfolio. The average balance of commercial loans was $38.6 billion with an average yield of 3.98% for the three-month period ended March 31, 2018, compared to $43.2 billion with an average yield of 3.46% for the first quarter of 2017.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $13.4 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017, primarily due to a increase in average cost of interest rates. The average balance of total interest-bearing deposits was $45.9 billion with an average cost of 0.66% for the three-month period ended March 31, 2018 compared to an average balance of $51.2 billion with an average cost of 0.48% for the first quarter of 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $13.7 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. The increase in interest expense on borrowed funds was due to interest paid at higher rate during the three-month period ended March 31, 2018. The average balance of total borrowings was $39.0 billion with an average cost of 3.12% for the three-month period ended March 31, 2018, compared to an average balance of $43.3 billion with an average cost of 2.69% for the first quarter of 2017. The average balance of borrowed funds decreased from March 31, 2017 to March 31, 2018, primarily due to the decrease in Federal Home Loan Bank ("FHLB") advances as a result of maturities and terminations.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2018 was $502.5 million, compared to $735.4 million for 2017. The decrease for the three-month period ended March 31, 2018 was primarily due to decreases in the overall loan portfolio resulting in a decreased allowance for loan and lease losses ("ALLL") and a decline in originations, stabilizing credit performance for non-troubled debt restructuring ("TDR") loans, and recovery rates for the RIC and auto loan portfolio.

	Three-Month Period Ended March 31,		YTD Change
(in thousands)	2018	2017	Dollar	Percentage
ALLL, beginning of period	$3,911,575	$3,814,464	$97,111	2.5%
Charge-offs:
Commercial	(32,960)	(26,173)	(6,787)	25.9%
Consumer	(1,218,936)	(1,237,280)	18,344	(1.5)%
Total charge-offs	(1,251,896)	(1,263,453)	11,557	(0.9)%
Recoveries:
Commercial	10,006	10,580	(574)	(5.4)%
Consumer	661,744	623,937	37,807	6.1%
Total recoveries	671,750	634,517	37,233	5.9%
Charge-offs, net of recoveries	(580,146)	(628,936)	48,790	(7.8)%
Provision for loan and lease losses (1)	521,780	737,335	(215,555)	(29.2)%
ALLL, end of period	$3,853,209	$3,922,863	$(69,654)	(1.8)%
Reserve for unfunded lending commitments, beginning of period	$109,111	$122,419	$(13,308)	(10.9)%
Release of reserves for unfunded lending commitments (1)	(19,246)	(1,890)	(17,356)	918.3%
Loss on unfunded lending commitments	—	(133)	133	(100.0)%
Reserve for unfunded lending commitments, end of period	89,865	120,396	(30,531)	(25.4)%
Total allowance for credit losses ("ACL"), end of period	$3,943,074	$4,043,259	$(100,185)	(2.5)%

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs decreased $48.8 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017.

Consumer charge-offs decreased $18.3 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The decrease was comprised of a $15.3 million decrease in consumer auto loan charge-offs, and a $5.3 million increase in consumer loans held in Puerto Rico offset by an $2.2 million increase in home mortgage charge-offs.

Consumer recoveries increased $37.8 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This increase was comprised of a $38.7 million increase in consumer auto loan recoveries, offset by a $1.2 million decrease in other consumer loan recoveries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer net charge-offs as a percentage of average consumer loans were 1.3% for the three-month period ended March 31, 2018, compared to 1.4% for the corresponding period in 2017.

Commercial charge-offs increased $6.8 million for the three-month period ended March 31, 2018 compared to corresponding period in 2017. This increase was comprised of a $14.8 million increase in Commercial Banking charge-offs, offset by a $3.5 million decrease in commercial fleet charge-offs, a $3.5 million decrease in Middle Market CRE charge-offs, and a $1.5 million decrease in charge-offs for commercial loans in Puerto Rico.

Commercial recoveries decreased $0.6 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This decrease was primarily due to a $1.2 million decrease in recoveries for continuing care retirement communities, and a $1.4 million decrease in commercial fleet recoveries, offset by a $2.2 million increase in corporate banking recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, was 0.06% for the three-month period ended March 31, 2018, compared to 0.04% for the three-month period ended March 31, 2017.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Consumer fees	$101,288	$112,066	$(10,778)	(9.6)%
Commercial fees	37,273	42,283	(5,010)	(11.8)%
Lease income	540,896	496,045	44,851	9.0%
Net (losses)/gains recognized in earnings	(663)	519	(1,182)	(227.7)%
Miscellaneous income	124,570	77,505	47,065	60.7%
Total non-interest income	$803,364	$728,418	$74,946	10.3%

Total non-interest income increased $74.9 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. The increase for the three-month period ended March 31, 2018 was primarily due to the increase in lease income associated with the continued growth of the lease portfolio and increases in miscellaneous income. These increases were offset by decreases in consumer and commercial loan fees due to the reduction of loans serviced by the Company as well as a decrease in net gains recognized in earnings for the three-month period ended March 31, 2018.

Consumer Fees

Consumer fees decreased $10.8 million for the three-month period ended March 31, 2018, compared to the first quarter of 2017. This decrease was primarily due to a $21.6 million decrease in loan fee income, which was attributable to a reduction in loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2018. This was partially offset by an increase of $2.5 million in consumer deposit fees for the three-month period ended March 31, 2018.

Commercial Fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $5.0 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This decrease was primarily due to lower capital markets income.

Lease income

Lease income increased $44.9 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $10.3 billion for the three-month period ended March 31, 2018, compared to $9.8 billion at March 31, 2017.

Net (losses)/gains recognized in earnings

The Company recognized $0.7 million in net losses on sale of investment securities for the three-month period ended March 31, 2018 compared to the net gains of $0.5 million for the three-month period ended March 31, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous Income/(loss)

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net gain on sale of operating leases	$53,200	$22,715	$30,485	134.2%
Trust and wealth management	43,337	36,501	6,836	18.7%
Loss on sale of non-mortgage loans	(69,804)	(74,302)	4,498	(6.1)%
Net gain/(loss) on sale of fixed assets	1,730	(183)	1,913	(1,045.4)%
Re-valuation adjustments for fair value option ("FVO")	(321)	7,425	(7,746)	(104.3)%
Mortgage banking income, net	16,345	13,174	3,171	24.1%
BOLI	14,568	17,299	(2,731)	(15.8)%
Capital markets revenue	56,613	45,817	10,796	23.6%
Other miscellaneous income	8,902	9,059	(157)	(1.7)%
Total miscellaneous income/(loss)	$124,570	$77,505	$47,065	60.7%

Miscellaneous income increased $47.1 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. Factors contributing to this change were as follows:

•	An increase in the net gain on sale of operating leases of $30.5 million.

•	An increase in trust and wealth management income of $6.8 million

•	A decrease in the loss on the sale of non-mortgage loans of $4.5 million.

•	Net gain/(loss) on sale of fixed assets increased by $1.9 million.

•
A decrease of $7.7 million in re-valuation adjustments relating primarily to the change in the fair value of the loan portfolio compared to the first quarter of 2017. For further discussion, see Note 14 to the Condensed Consolidated Financial Statements.

•
A decrease in BOLI income of $2.7 million as a result of a decrease in death benefits received. BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds.

•	An increase in capital markets revenue of $10.8 million due to favorable market conditions resulting in increased activity.

Mortgage Banking Revenue

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Mortgage and multifamily servicing fees	$10,193	$10,624	$(431)	(4.1)%
Net gains on sales of residential mortgage loans and related securities	6,224	4,351	1,873	43.0%
Net gains on sales of multifamily mortgage loans	400	300	100	33.3%
Net gains/(losses) on hedging activities	(11,628)	1,047	(12,675)	(1,210.6)%
Net gains/(losses) from changes in MSR fair value	15,043	1,457	13,586	932.5%
MSR principal reductions	(3,887)	(4,605)	718	(15.6)%
Total mortgage banking income, net	$16,345	$13,174	$3,171	24.1%

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

Mortgage banking revenue increased $3.2 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase for the period ended March 31, 2018 was primarily attributable to $13.6 million of gains related to MSR valuation and $1.9 million of higher gains related to residential mortgage sales. These gains were partially offset by $12.7 million of losses from hedging activities.

Interest rates continued to rise in the three-month period ended March 31, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%
June 30, 2017	4.13%	3.38%
September 30, 2017	3.99%	3.25%
December 31, 2017	4.13%	3.63%
March 31, 2018	4.50%	3.99%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily loan servicing fees decreased $0.4 million for the three-month period ended March 31, 2018, compared to the first quarter of 2017. At March 31, 2018 and 2017, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $198.2 million and $556.6 million, respectively. The decrease in loans serviced for others was primarily due to pay-downs received during the remainder of 2017 and 2018.

Net gains on sales of residential mortgage loans and related securities increased $1.9 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. For the three-month period ended March 31, 2018, the Company sold $0.3 billion of mortgage loans for gains of $6.2 million, compared to $0.6 billion of loans sold for gains of $4.4 million for the first quarter of 2017.

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

At March 31, 2018, the Company serviced loans with a principal balance of $102.6 million for FNMA, compared to $136.0 million at December 31, 2017. These loans had a credit loss exposure of $12.2 million as of March 31, 2018, compared to $12.2 million as of December 31, 2017. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans is fully amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. As of March 31, 2018 and December 31, 2017, the Company had a liability of $0.9 million and $1.3 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Net loss from hedging activities for the three-month period ended March 31, 2018 was $11.6 million compared to the gain of $1.0 million in the first quarter of 2017. This variance for the period ended March 31, 2018 was primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains/losses from changes in MSR fair value were a net gain of $15.0 million for the three-month period ended March 31, 2018 as compared to a net gain of $1.5 million for the corresponding period in 2017. The value of the related MSRs carried at fair value at March 31, 2018 and December 31, 2017 was $160.1 million and $146.0 million, respectively. The MSR asset fair value change for the three-month period ended March 31, 2018 was the result of fluctuations in interest rates.

The Company recognized $3.9 million of principal reductions for the three-month period ended March 31, 2018, compared to $4.6 million for the first quarter of 2017. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar	Percentage
Compensation and benefits	$469,406	$452,241	$17,165	3.8%
Occupancy and equipment expenses	159,340	162,712	(3,372)	(2.1)%
Technology expense	152,282	135,509	16,773	12.4%
Loan expense	96,814	98,324	(1,510)	(1.5)%
Lease expense	424,266	358,792	65,474	18.2%
Other administrative expenses	103,554	102,238	1,316	1.3%
Total general and administrative expenses	$1,405,662	$1,309,816	$95,846	7.3%

Total general and administrative expenses increased $95.8 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $17.2 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily the result of salary expense increase of $17.9 million, bonus expense increase of $22.8 million and commission expense increase of $5.4 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. These increases were offset by decreases in benefits expense of $30.5 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017.

•
Occupancy and equipment expenses decreased $3.4 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This was primarily due to a decrease in depreciation expense of $2.5 million, a decrease in other expense of $1.2 million and a decrease in telecommunication expense of $0.9 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. These decreases were offset by an increase of $1.8 million in maintenance and repair expense for the three-month period ended March 31, 2018 compared to the first quarter of 2017.

•
Technology, outside services, and marketing expenses increased $16.8 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily due to an increase in technology services of $17.7 million and an increase in outside processing service expense of $0.2 million during 2018. This was offset by a decrease of $1.1 million in marketing expenses.

•
Loan expense decreased $1.5 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This decrease was primarily due to decreases of $1.9 million in loan servicing expenses and $2.1 million in other loan expense. These decreases were offset by increases in origination expense of $0.4 million and loan collection expense of $2.0 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017.

•
Lease expense increased $65.5 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

•
Other administrative expenses increased $1.3 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily attributable to an increase in operational risk expenses of $8.1 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was offset by decreases in legal expense of $5.1 million and recruiting expense of $1.5 million for three-month period ended March 31, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar (decrease)/increase	Percentage
Amortization of intangibles	$15,288	$15,491	$(203)	(1.3)%
Deposit insurance premiums and other expenses	16,761	17,830	(1,069)	(6.0)%
Loss on debt extinguishment	2,212	6,749	(4,537)	(67.2)%
Other miscellaneous expenses	3,601	3,006	595	19.8%
Total other expenses	$37,862	$43,076	$(5,214)	(12.1)%

Total other expenses decreased $5.2 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. The primary factors contributing to this decrease were:

•	Amortization of intangibles decreased $0.2 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017.

•
Deposit insurance premiums and other expenses decreased $1.1 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This decrease was primarily attributable to decreases in FDIC insurance premiums and assessments.

•
Losses on debt extinguishment decreased $4.5 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. The Company recorded loss on debt extinguishment related to debt repurchases and early repayments of $2.2 million for the three-month period ended March 31, 2018. A tender offer on bank debt resulted in a charge of $6.7 million during the three-month period ended March 31, 2017,

•
Other miscellaneous expenses increased $0.6 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. Impairment on long-lived assets increased $0.5 million for the three-month period ended March 31, 2018 compared to the first quarter of 2017. This increase was primarily related to impairment on capitalized software assets.

INCOME TAX PROVISION

An income tax provision of $95.3 million was recorded for the three-month period ended March 31, 2018, compared to an income tax provision of $78.9 million for the corresponding period in 2017. This resulted in an effective tax rate ("ETR") of 27.0% for the three-month period ended March 31, 2018, compared to 32.5% for the corresponding period in 2017.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at March 31, 2018 consisted of Consumer and Business Banking, Commercial Banking, Global Corporate Banking ("GCB"), and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2018, see Note 18 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$304,819	$262,732	$42,087	16.0%
Total non-interest income	82,819	82,534	285	0.3%
Provision for credit losses	38,389	22,451	15,938	71.0%
Total expenses	368,639	375,021	(6,382)	(1.7)%
Loss before income taxes	(19,390)	(52,206)	32,816	62.9%
Intersegment revenue	678	878	(200)	(22.8)%
Total assets	18,857,164	17,680,926	1,176,238	6.7%

Consumer and Business Banking reported a loss before income taxes of $19.4 million for the three-month period ended March 31, 2018 compared to a loss before income taxes of $52.2 million for the three-month period ended March 31, 2017. Factors contributing to this change were as follows:

•
Net interest income increased $42.1 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This increase was primarily driven by deposit product margin where despite rising interest rates, costs have been managed down.

•
Total non-interest income increased $0.3 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017 driven by a change in the shared services agreement between the Bank and SSLLC made effective in the middle of 2017.

•
The provision for credit losses increased by $15.9 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017, driven by the absence of reserve releases in 2017 for home equity and increased delinquency in the credit cards and personal loan portfolios.

Commercial Banking

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$154,935	$152,306	$2,629	1.7%
Total non-interest income	33,588	14,923	18,665	125.1%
(Release of) /provision for credit losses	(9,741)	5,386	(15,127)	(280.9)%
Total expenses	84,396	78,339	6,057	7.7%
Income before income taxes	113,868	83,504	30,364	36.4%
Intersegment revenue	1,531	1,301	230	17.7%
Total assets	24,318,734	25,854,624	(1,535,890)	(5.9)%

Commercial Banking reported income before income taxes of $113.9 million for the three-month period ended March 31, 2018, compared to income before income taxes of $83.5 million for the three-month period ended March 31, 2017. Factors contributing to this change were as follows:

•
Net interest income increased $2.6 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. Total average gross loans were $24.9 billion for the three-month period ended March 31, 2018 compared to $26.1 billion for the first quarter of 2017. The decline in average gross loans is primarily related to the sale of the Mortgage Warehouse portfolio and decreases in the Middle Market and Energy Lending portfolios.

•
The provision for credit losses decreased $15.1 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The decrease in provision for the three-month period ended March 31, 2018 was due to releases totaling $6.2 million for the Mortgage Warehouse portfolio as well as other general releases.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GCB

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$32,690	$42,228	$(9,538)	(22.6)%
Total non-interest income	50,639	51,336	(697)	(1.4)%
Release of provision for credit losses	(2,055)	(1,364)	(691)	(50.7)%
Total expenses	58,143	46,608	11,535	24.7%
Income before income taxes	27,241	48,320	(21,079)	(43.6)%
Intersegment expense	(2,281)	(2,397)	116	4.8%
Total assets	7,062,542	9,717,228	(2,654,686)	(27.3)%
GCB reported income before income taxes of $27.2 million for the three-month period ended March 31, 2018 compared to income before income taxes of $48.3 million for the three-month period ended March 31, 2017. Factors contributing to this change were as follows:

•
Net interest income decreased $9.5 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The average balance of this segment's gross loans was $4.5 billion for the three-month period ended March 31, 2018 compared to $7.3 billion for the corresponding period in 2017. The average balance of deposits was $2.0 billion for the three-month period ended March 31, 2018 compared to $2.4 billion for the corresponding period in 2017. The decrease in loan balances is attributed to the strategic goal of building a less capital-intensive U.S. franchise, which was attained by exiting less profitable relationships across all sectors, and by pro-actively reducing exposures related to the commodities and oil and gas sectors.

•	Total non-interest income decreased $0.7 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017.

•
The provision for credit losses decreased $0.7 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. The provision decreased for the three-month period ended March 31, 2018 due to higher reserves required for oil and gas clients and higher reserves on a renewable energy investment that was substantially damaged by Hurricane Maria in 2017.

•	Total expenses increased $11.5 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017, driven by higher support and personnel expenses.

Other

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$62,816	$56,728	$6,088	10.7%
Total non-interest income	113,424	151,107	(37,683)	(24.9)%
Provision for credit losses	6,337	15,610	(9,273)	(59.4)%
Total expenses	228,368	226,034	2,334	1.0%
Loss before income taxes	(58,465)	(33,809)	(24,656)	(72.9)%
Intersegment revenue/(expense)	72	218	(146)	NM1
Total assets	38,944,263	43,776,451	(4,832,188)	(11.0)%
1 - not meaningful

The Other category reported losses before income taxes of $58.5 million for the three-month period ended March 31, 2018, compared to losses before income taxes of $33.8 million for the three-month period ended March 31, 2017. Factors contributing to this change were as follows:

•	Net interest income increased $6.1 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017.

•	Total non-interest income decreased $37.7 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The provision for credit losses decreased $9.3 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017.

•	Total expenses increased $2.3 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017.

SC

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$921,737	$1,042,925	$(121,188)	(11.6)%
Total non-interest income	531,736	434,848	96,888	22.3%
Provision for credit losses	458,995	635,013	(176,018)	(27.7)%
Total expenses	694,870	621,334	73,536	11.8%
Income before income taxes	299,608	221,426	78,182	35.3%
Intersegment revenue	—	—	—	0.0%
Total assets	40,045,188	39,061,940	983,248	2.5%

SC reported income before income taxes of $299.6 million for the three-month period ended March 31, 2018, compared to income before income taxes of $221.4 million for the three-month period ended March 31, 2017. Factors contributing to this change were as follows:

•
Net interest income decreased $121.2 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This decrease was primarily related to an increase in interest expense during the period. SC's cost of funds increased during 2018 due to higher market rates and increased spreads.

•
Total non-interest income increased $96.9 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017, due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
The provision for credit losses decreased $176.0 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017. This decrease was primarily due to a lower build of the ACL as a result of the decline in originations during the three-month period ended March 31, 2018 compared to the first quarter of 2017.

•
Total expenses increased $73.5 million for the three-month period ended March 31, 2018 compared to the corresponding period in 2017, primarily due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate loans	$9,072,529	11.3%	$9,279,225	11.5%	$9,883,926	11.8%
Commercial and industrial loans	13,712,573	17.1%	14,438,311	17.9%	17,218,865	20.6%
Multifamily	8,081,924	10.1%	8,274,435	10.1%	8,462,464	10.1%
Other commercial	7,337,433	9.2%	7,174,739	8.9%	6,746,717	8.0%
Total Commercial Loans (1)	38,204,459	47.7%	39,166,710	48.4%	42,311,972	50.5%

Consumer loans secured by real estate:
Residential mortgages	9,198,059	11.5%	8,846,765	11.0%	7,801,175	9.3%
Home equity loans and lines of credit	5,788,682	7.2%	5,907,733	7.3%	5,941,340	7.1%
Total consumer loans secured by real estate	14,986,741	18.7%	14,754,498	18.3%	13,742,515	16.4%

Consumer loans not secured by real estate:
RICs and auto loans - originated	23,583,727	29.4%	23,081,424	28.6%	22,729,892	27.2%
RICs and auto loans - purchased	1,515,086	1.9%	1,834,868	2.3%	2,976,567	3.6%
Total RICs and auto loans	25,098,813	31.3%	24,916,292	30.9%	25,706,459	30.8%

Personal unsecured loans	1,261,238	1.6%	1,285,677	1.6%	1,211,922	1.4%
Other consumer	567,077	0.7%	617,675	0.8%	742,032	0.9%

Total consumer loans	41,913,869	52.3%	41,574,142	51.6%	41,402,928	49.5%
Total LHFI	$80,118,328	100.0%	$80,740,852	100.0%	$83,714,900	100.0%

Total LHFI with:
Fixed	$51,066,020	63.7%	$50,653,790	62.7%	$50,822,537	60.7%
Variable	29,052,308	36.3%	30,087,062	37.3%	32,892,363	39.3%
Total LHFI	$80,118,328	100.0%	$80,740,852	100.0%	$83,714,900	100.0%
(1)As of March 31, 2018, the Company had $214.0 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $962.3 million, or 2.5%, from December 31, 2017 to March 31, 2018. This decrease was primarily due to a decrease in commercial and industrial loans of $725.7 million. Additionally, there was a decrease in multifamily loans of $192.5 million as the Company switches its focus from CRE loans. CRE loans decreased $206.7 million.

Commercial loans decreased approximately $4.1 billion, or 9.7%, from March 31, 2017 to March 31, 2018. This decrease was primarily due to a decrease in commercial and industrial loans of $3.5 billion due mainly to a decrease in Global Commercial Banking driven by strategy to reduce exposure. Additionally, there was a decrease in multifamily loans of $380.5 million as the Company switches its focus from CRE loans to place emphasis on core commercial business. CRE loans decreased $811.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	At March 31, 2018, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total(1)
CRE loans	$2,483,343	$5,072,140	$1,517,046	$9,072,529
Commercial and industrial loans and other	8,049,650	11,308,603	1,887,474	21,245,727
Multifamily loans	802,017	6,139,109	1,140,798	8,081,924
Total	$11,335,010	$22,519,852	$4,545,318	$38,400,180
Loans with:
Fixed rates	$3,731,787	$11,143,780	$2,120,255	$16,995,822
Variable rates	7,603,223	11,376,072	2,425,063	21,404,358
Total	$11,335,010	$22,519,852	$4,545,318	$38,400,180
(1) Includes LHFS.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $232.2 million, or 1.6%, from December 31, 2017 to March 31, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $351.3 million due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $119.1 million.

Consumer loans secured by real estate increased $1.2 billion, or 9.1%, from March 31, 2017 to March 31, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $1.4 billion due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $152.7 million.

Consumer Loans Not Secured By Real Estate

RICs

RICs increased $182.5 million, or 0.7%, from December 31, 2017 to March 31, 2018. The increase in the RIC and auto loan portfolio was primarily due to an increase in new originations of $502.3 million, which was partially offset by a $319.8 million decrease in RICs and auto loan portfolio-purchased. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

RICs decreased $607.6 million, or 2.4%, from March 31, 2017 to March 31, 2018. The decrease in the RIC and auto loan portfolio was primarily due to a decrease in RICs and auto loan portfolio-purchased of $1.5 billion, which was partially offset by a $853.8 million increase in new originations. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

Other Consumer Loans

Other consumer loans remained relatively flat from December 31, 2017 to March 31, 2018, with a decrease of $75.0 million and from March 31, 2017 to March 31, 2018 with a decrease of $125.6 million.

As of March 31, 2018, 83.0% of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At March 31, 2018, a typical RIC was originated with an average annual percentage rate of 16.1% and was purchased from the dealer at a discount of 0.3%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of March 31, 2018, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. To ensure credit quality, loans are executed in accordance with the Company’s credit and governance standards consistent with its Enterprise Risk Management Framework. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

The Credit Risk Review group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the liquidity and value of the collateral, economic conditions, or other factors. Loan credit quality is subject to scrutiny by business unit management, credit risk professionals, and Internal Audit.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Three-Month Period Ended		YTD Change
(dollars in thousands)	March 31, 2018	December 31, 2017	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$132,941	$139,236	$(6,295)	(4.5)%
Commercial and industrial loans	203,738	230,481	(26,743)	(11.6)%
Multifamily	10,569	11,348	(779)	(6.9)%
Other commercial	79,474	83,468	(3,994)	(4.8)%
Total commercial loans	426,722	464,533	(37,811)	(8.1)%

Consumer loans secured by real estate:
Residential mortgages	257,995	265,436	(7,441)	(2.8)%
Home equity loans and lines of credit	131,036	134,162	(3,126)	(2.3)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,644,605	1,816,226	(171,621)	(9.4)%
RICs - purchased	207,328	256,617	(49,289)	(19.2)%
Total RICs and Auto loans	1,851,933	2,072,843	(220,910)	(10.7)%

Personal unsecured loans	2,820	2,366	454	19.2%
Other consumer	11,118	10,657	461	4.3%
Total consumer loans	2,254,902	2,485,464	(230,562)	(9.3)%
Total non-accrual loans	2,681,624	2,949,997	(268,373)	(9.1)%

Other real estate owned	126,714	130,777	(4,063)	(3.1)%
Repossessed vehicles	171,359	210,692	(39,333)	(18.7)%
Other repossessed assets	1,324	2,190	(866)	(39.5)%
Total other real estate owned ("OREO") and other repossessed assets	299,397	343,659	(44,262)	(12.9)%
Total non-performing assets	$2,981,021	$3,293,656	$(312,635)	(9.5)%

Past due 90 days or more as to interest or principal and accruing interest	$81,455	$96,461	n/a	n/a
Annualized net loan charge-offs to average loans (1)	2.8%	3.0%	n/a	n/a
Non-performing assets as a percentage of total assets	2.3%	2.6%	n/a	n/a
NPLs as a percentage of total loans	3.3%	3.5%	n/a	n/a
ALLL as a percentage of total NPLs	143.7%	132.6%	n/a	n/a
(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended March 31, 2018.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $186.9 million and $112.3 million at March 31, 2018 and December 31, 2017, respectively. Potential problem consumer loans amounted to $3.3 billion and $4.2 billion at March 31, 2018 and December 31, 2017, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets increased during the period to $3.0 billion, or 2.3% of total assets, at March 31, 2018, compared to $3.3 billion, or 2.6% of total assets, at December 31, 2017, primarily attributable to an increase in NPLs in the commercial and industrial and RIC portfolios. The increase in the non-accrual commercial and industrial NPL portfolio was driven by obligors that experienced credit difficulties during the year. The increase in the other commercial NPL portfolio was primarily driven by one obligor located in Puerto Rico that experienced business disruptions due to Hurricane Maria.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in RIC non-accrual loans as of March 31, 2018 was the result of the Company classifying $837.3 million of RIC TDR loans that were less than 60 days past due, but for which repayment was not reasonably assured, as non-accrual. Until repayment is reasonably assured, the Company is applying the cost recovery method to this RIC portfolio, which accelerated the reduction of the outstanding RIC balance and correspondingly reduced the required allowance and decreased the allowance for loan losses as a percentage of the NPL ratio. In addition, the purchased RIC ALLL/NPL portfolio decreased primarily due to a $0.3 billion, or 17.4%, decline in the portfolio as it is in run-off.

General

Non-performing assets consist of NPLs, which represent loans and leases no longer accruing interest, OREO properties, and other repossessed assets. When interest accruals are suspended, accrued but uncollected interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the RIC portfolio, non-performing status will begin when the RICs are more than 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all accrued but uncollected interest is removed from interest income.

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

Commercial

Commercial NPLs decreased $37.8 million from December 31, 2017 to March 31, 2018. Commercial NPLs accounted for 1.1% and 1.2% of commercial LHFI at March 31, 2018 and December 31, 2017, respectively. The decrease in commercial NPLs was comprised of a $30.7 million decrease in commercial and industrial NPLs, and a $6.3 million decrease in the CRE portfolio.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPLs in the RIC and auto loan portfolio decreased $220.9 million from December 31, 2017 to March 31, 2018. At March 31, 2018, non-performing RICs and auto loans accounted for 7.4% of total RIC and auto LHFI, compared to 8.3% of total RICs and auto loans at December 31, 2017.

NPLs in the unsecured and other consumer loan portfolio increased $0.9 million from December 31, 2017 to March 31, 2018. At March 31, 2018 and December 31, 2017, non-performing personal unsecured and other consumer loans accounted for 0.8% and 0.7% of total unsecured and other consumer loans, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$257,995	$131,036	$265,436	$134,162
Total LHFI	9,198,059	5,788,682	8,846,765	5,907,733
NPLs as a percentage of total LHFI	2.8%	2.3%	3.0%	2.3%
NPLs in foreclosure status	48.3%	51.5%	48.8%	52.2%

The NPL ratio is higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Foreclosure Activity

The percentage of NPLs in foreclosure status decreased from 48.8% at December 31, 2017 to 48.3% at March 31, 2018 for residential mortgages and decreased from 52.2% at December 31, 2017 to 51.5% at March 31, 2018 for home equity loans.

In recent years, select states and territories within the Bank’s footprint have experienced delays in the foreclosure process and therefore, impact NPL volume. Counties in New Jersey have historically displayed significant delays in foreclosure sale timelines and New York has been experiencing similar court delays which impacts foreclosure inventory outflow.

Puerto Rico’s economy remains in an economic and fiscal crisis that has already extended for 11 years. The island’s economy continues experiencing adjustments related to the aftermath of the housing market crisis, the banking industry consolidation in 2010 and multiple rounds of austerity measures implemented in recent years in an attempt to stabilize the public sector fiscal crisis. These circumstances have eroded confidence and prolonged the contraction in economic activity prior to the impact of 2017's hurricanes. Refer to the "Economic and Business Environment" section of this MD&A for additional information on the impact of Hurricane Maria on Puerto Rico.

The following table represents the concentration of foreclosures by state and U.S. territory for the Company as a percentage of total foreclosures at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Puerto Rico	54.1%	53.5%
New Jersey	10.0%	13.7%
New York	9.7%	6.4%
Pennsylvania	5.5%	10.9%
Massachusetts	10.9%	5.8%
All other states(1)	9.8%	9.7%
(1) States included in this category individually represent less than 10% of total foreclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 98.6% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 53.5% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

Alt-A Loans

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At March 31, 2018 and December 31, 2017, the residential mortgage portfolio included the following Alt-A loans:

(dollars in thousands)	March 31, 2018	December 31, 2017
Alt-A loans	$366,724	$386,412
Alt-A loans as a percentage of the residential mortgage portfolio(1)	3.9%	4.3%
Alt-A loans in NPL status	$30,050	$33,534
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	11.6%	12.6%

(1)	Includes residential mortgage held for sale

The performance of the Alt-A segment has remained poor, averaging an 8.2% NPL ratio in 2018. Alt-A mortgage originations were discontinued in 2008. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 11.6% at March 31, 2018. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances as a percentage of the residential mortgage portfolio.

Delinquencies

At March 31, 2018 and December 31, 2017, the Company's delinquencies consisted of the following:

	March 31, 2018					December 31, 2017
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$515,717	$3,217,540	$224,357	$349,851	$4,307,465	$571,229	$4,225,517	$229,547	$295,138	$5,321,431
Total loans(1)	$15,163,758	$25,718,981	$2,796,104	$38,400,180	$82,079,023	$14,964,668	$26,017,340	$2,965,442	$39,315,888	$83,263,338
Delinquencies as a % of Loans	3.4%	12.5%	8.0%	0.9%	5.2%	3.8%	16.2%	7.7%	0.8%	6.4%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $1.0 billion, or 19.1%, from December 31, 2017 to March 31, 2018 primarily driven by RICs and auto loan delinquencies which decreased $1.0 billion. Delinquencies in the RIC and auto loan portfolio at December 31, 2017 were primarily a result of a decline in the credit quality of the 2015 vintage RICs, which have a higher percentage of loans with no FICO scores. Due to payments and charge-offs on 2015 vintage RICs that continued in 2018, the 2015 vintage RICs had a lower impact on delinquencies at March 31, 2018 than December 31, 2017. Commercial loan delinquencies increased by $54.7 million from December 31, 2017 to March 31, 2018, primarily related to commercial and industrial loans located in Puerto Rico due to overall economic conditions on the island.

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

The following table summarizes TDRs at the dates indicated:

	As of March 31, 2018
(in thousands)	Commercial	%	Consumer loans secured by real estate	%	RICs and auto loans	%	Other consumer	%	Total TDRs
Performing	$145,800	51.9%	$273,604	69.5%	$5,264,200	91.5%	$127,797	75.7%	$5,811,401
Non-performing	135,265	48.1%	120,314	30.5%	489,414	8.5%	40,965	24.3%	785,958
Total	$281,065	100.0%	$393,918	100.0%	$5,753,614	100.0%	$168,762	100.0%	$6,597,359

% of loan portfolio	0.7%	n/a	2.6%	n/a	22.4%	n/a	6.0%	n/a	8.0%
(1) Includes LHFS

	As of December 31, 2017
(in thousands)	Commercial	%	Consumer loans secured by real estate	%	RICs and auto loans	%	Other consumer	%	Total TDRs
Performing	$146,808	54.4%	$292,634	70.8%	$5,270,507	88.3%	$114,355	74.7%	$5,824,304
Non-performing	123,266	45.6%	120,458	29.2%	700,461	11.7%	38,683	25.3%	982,868
Total	$270,074	100.0%	$413,092	100.0%	$5,970,968	100.0%	$153,038	100.0%	$6,807,172

% of loan portfolio	0.7%	n/a	2.8%	n/a	22.9%	n/a	5.2%	n/a	8.2%
(1) Includes LHFS.

The following table provides a summary of TDR activity:

	Three-Month Period Ended March 31, 2018		Three-Month Period Ended March 31, 2017
(in thousands)	RICs and auto loans	All other loans	RICs and auto loans	All other loans(1)
TDRs, beginning of period	$5,975,512	$831,660	$5,161,935	$944,980
New TDRs(1)	518,317	52,028	1,127,860	47,688
Charged-Off TDRs	(455,031)	(16,537)	(579,097)	(24,814)
Sold TDRs	(190)	(2,255)	—	(3,223)
Payments on TDRs	(284,994)	(21,151)	(289,696)	(6,440)
TDRs, end of period	$5,753,614	$843,745	$5,421,002	$958,191

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$462,074	47.7%	$443,796	48.4%
Consumer loans	3,344,112	52.3%	3,420,756	51.6%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,853,209	100.0%	3,911,575	100.0%
Reserve for unfunded lending commitments	89,865		109,111
Total ACL	$3,943,074		$4,020,686

General

The ACL decreased $77.6 million from December 31, 2017 to March 31, 2018. The increase in the overall ACL was primarily attributable to the increased amount of TDR's within SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $462.1 million at March 31, 2018 (1.2% of commercial LHFI) and $443.8 million at December 31, 2017 (1.1% of commercial LHFI). The primary factor resulting in the increased ACL allocated to the commercial portfolio is, in part, due to a decline in the overall balance of the commercial loan portfolio.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 25.0% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.5% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The transition-based Markov model provides data on a granular and disaggregated/segment basis as it utilizes recently observed loan transition rates from various loan statuses to forecast future losses. Transition matrices in the Markov model are categorized based on account characteristics such as delinquency status, TDR type (e.g., deferment, modification, etc.), internal credit risk, origination channel, months on book, thin/thick file and time since TDR event. The credit models utilized differ among the Company's RIC and personal loan portfolios. The credit models are adjusted by management through qualitative reserves to incorporate information reflective of the current business environment.

Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

The allowance for consumer loans was $3.3 billion and $3.4 billion at March 31, 2018 and December 31, 2017, respectively. The allowance as a percentage of held-for-investment consumer loans was 8.0% at March 31, 2018 and 8.2% at December 31, 2017. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

The Company reserves for certain inherent but undetected, losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $47.0 million at both March 31, 2018 and December 31, 2017.

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

The reserve for unfunded lending commitments decreased from $109.1 million at December 31, 2017 to $89.9 million at March 31, 2018. During the three-month period ended March 31, 2018, SBNA transferred $6.3 billion of unfunded commitments to extend credit to an unconsolidated related party, which reduced the required reserve for unfunded commitments. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and stock in the FHLB and FRB. MBS consist of pass-through, collateralized mortgage obligations (“CMOs"), and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s Investor Service at the date of issuance. The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total investment securities AFS decreased $1.1 billion to $13.3 billion at March 31, 2018, compared to $14.4 billion at December 31, 2017. During the three-month period ended March 31, 2018, the composition of the Company's investment portfolio changed due to a decrease in MBS and ABS, offset by an increase in U.S Treasury Securities. MBS decreased by $1.4 billion primarily due to a transfer to HTM for $1.2 billion and $563.7 million of principal paydowns and maturities. U.S. Treasuries increased by $377.0 million primarily due to investment purchases of $350 million. ABS decreased $19.9 million, primarily due to $17.5 million of principal paydowns. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $2.9 billion at March 31, 2018. The Company had 66 investment securities classified as HTM as of March 31, 2018.

Total gross unrealized losses on investments in debt securities - AFS increased by $143.6 million to $361.1 million during the three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017. The increase is comprised of increases in unrealized losses of $36.7 million on GNMA residential securities and $87.2 million on FNMA/FHLMC residential securities primarily due to rising interest rates.

Other investments, which consists primarily of FHLB stock and FRB stock, increased from $658.9 million at December 31, 2017 to $765.0 million at March 31, 2018, primarily due to an increase in CDs greater than 90 days to maturity of $99.4 million. Also, the Company redeemed $25.9 million of FHLB stock at par, that was partially offset by the Company's purchase of $10.2 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the period ended March 31, 2018, the Company did not purchase any FRB stock.

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2018 was approximately 4.69 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2018 was approximately 3.40 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,158,655	$7,042,828
FNMA and FHLMC securities	6,672,963	6,840,696
State and municipal securities	21	23
Other securities (1)	489,955	529,636
Total investment securities AFS	13,321,594	14,413,183
Investment securities HTM:
U.S. government agencies	2,877,357	1,799,808
Total investment securities HTM(2)	2,877,357	1,799,808
Other investments	765,041	658,863
Total investment portfolio	$16,963,992	$16,871,854

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2018:

	March 31, 2018
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,776,113	$3,008,203
FHLMC	3,125,761	3,664,760
GNMA (1)	7,772,192	7,581,248
Government - Treasuries	1,388,611	1,375,105
Total	$16,062,677	$15,629,316

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2018, goodwill totaled $4.4 billion and represented 3.4% of total assets and 18.6% of total stockholder's equity. The following table shows goodwill by reporting units at March 31, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	GCB	SC	Total
Goodwill at March 31, 2018	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During the first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 18 for further discussion on the change in reportable segments. There were no additions or removals of underlying lines of business in connection with the reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, have been combined. There were no additions or impairments of goodwill for the three-month period ended March 31, 2018.

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $238.5 million at March 31, 2018 (consisting of a deferred tax asset balance of $799.4 million and a deferred tax liability balance of $1.0 billion), compared to a net deferred tax liability balance of $198.3 million at December 31, 2017 (consisting of a deferred tax asset balance of $771.7 million and a deferred tax liability balance of $970.0 million). The $40.2 million increase in net deferred liabilities for the three-month period ended March 31, 2018 was primarily due to a decrease in deferred tax assets related to net operating losses; a decrease in deferred tax assets on loans marked to market for income tax purposes and an increase in the deferred tax asset valuation allowance offset by a decrease in deferred tax liabilities related to accelerated depreciation from leasing transactions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company filed a lawsuit against the United States in 2009 in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service (the “IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Company is entitled to a refund of the amounts paid.

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

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 16 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through the retention of quarterly earnings and RWA optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2018 and December 31, 2017, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2018 and December 31, 2017, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the three-month period ended March 31, 2018, the Company paid cash dividends of $5.0 million to its common stock shareholder and cash dividends to preferred shareholders of $3.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and the Bank at March 31, 2018:

	SHUSA

	March 31, 2018	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.65%	6.50%	4.50%
Tier 1 capital ratio	18.25%	8.00%	6.00%
Total capital ratio	19.92%	10.00%	8.00%
Leverage ratio	14.36%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing in basis.

	BANK

	March 31, 2018	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	18.71%	6.50%	4.50%
Tier 1 capital ratio	18.71%	8.00%	6.00%
Total capital ratio	19.90%	10.00%	8.00%
Leverage ratio	14.23%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented under a Basel III phasing in basis.

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
SC has over $6.7 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three-month period ended March 31, 2018, SC completed on-balance sheet funding transactions totaling approximately $3.8 billion, including:

•	a securitization on its Santander Drive Auto Receivables Trust ("SDART") platform for $1.1 billion;

•	issuance of a retained bond on its SDART platform for $92.0 million;

•	a securitization on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for $880.0 million;

•	issuance of a retained bond on its DRIVE platform for $58.0 million;

•	one private amortizing lease facility for $650.0 million; and

•	one lease securitization on its Santander Retail Auto Lease Trust ("SRT") platform for $1.0 billion.

SC also completed $1.5 billion in asset sales to Santander.

In addition, SC completed another on-balance sheet securitization on the SDART platform for approximately $1.1 billion in April 2018.

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

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At March 31, 2018, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of March 31, 2018, the Bank had approximately $20.8 billion in committed liquidity from the FHLB and the FRB. Of this amount, $18.8 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2018 and December 31, 2017, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $19.0 billion and $18.4 billion, respectively. These amounts represented 30.7% and 30.3% of total deposits at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Bank, BSI and BSPR had $1.1 billion, $1.8 billion, and $1.4 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $812.5 million in committed liquidity from the FHLB, all of which was unused as of March 31, 2018, as well as $385.0 million in liquid assets aside from cash unused as of March 31, 2018.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's SOCF has changed. Refer to Note 1 for additional details.

	Three-Month Period Ended March 31,
(in thousands)	2018	2017
Net cash flows from operating activities	$1,963,089	$1,615,055
Net cash flows from investing activities	(979,224)	(169,177)
Net cash flows from financing activities	388,930	(2,644,840)

Cash flows from operating activities

Net cash flow from operating activities was $2.0 billion for the three-month period ended March 31, 2018, which was primarily comprised of net income of $257.9 million, $1.8 billion in proceeds from sales of LHFS, $437.5 million in depreciation, amortization and accretion, and $502.5 million of provision for credit losses, partially offset by $1.2 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities was $1.6 billion for the three-month period ended March 31, 2017, which was comprised of net income of $163.7 million, $1.6 billion in proceeds from sales of LHFS, $349.7 million in depreciation, amortization and accretion, and $735.4 million of provisions for credit losses, partially offset by $1.2 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the three-month period ended March 31, 2018, net cash flow from investing activities was $(979.2) million, primarily due to $421.2 million in normal loan activity, $840.9 million of purchases of investment securities AFS, and $2.2 billion in operating lease purchases and originations, partially offset by $644.7 million of AFS investment securities sales, maturities and prepayments, $681.8 million in proceeds from sales of LHFI, and $1.2 billion in proceeds from sales and terminations of operating leases.

For the three-month period ended March 31, 2017, net cash flow from investing activities was $(169.2) million, primarily due to $2.8 billion of purchases of investment securities AFS and $1.6 billion in operating lease purchases and originations, partially offset by $1.3 billion of AFS investment securities sales, maturities and prepayments, $1.4 billion in normal loan activity, $940.9 million in proceeds from sales and terminations of operating leases, and $257.9 million in proceeds from sales of LHFI.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

For the three-month period ended March 31, 2018, net cash flow from financing activities was $388.9 million, which was primarily due to a $1.0 billion increase in deposits, partially offset by a decrease in net borrowing activity of $664.2 million.

Net cash flow from financing activities for the three-month period ended March 31, 2017 was $(2.6) billion, which was primarily due to a decrease in net borrowing activity of $2.1 billion and a $639.5 million decrease in deposits.

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

SC has two credit facilities with seven banks providing an aggregate commitment of $4.2 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of March 31, 2018 and December 31, 2017, there were outstanding balances on these facilities of $2.1 billion and $2.0 billion, respectively. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facilities

SC also obtains financing through four investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of March 31, 2018 and December 31, 2017, there were outstanding balances of $709.6 million and $744.5 million, respectively, under these repurchase facilities.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch ("Santander NY"), Santander provides SC with $1.8 billion of long-term committed revolving credit facilities.

The facilities offered through Santander NY are structured as three- and five-year floating rate facilities, with a current maturity date of December 31, 2018. These facilities currently permit unsecured borrowing, but generally are collateralized by RICs as well as securitization notes payable and residuals owned by SC. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $2.5 billion and $3.7 billion at March 31, 2018 and December 31, 2017, respectively.

Under an agreement with Santander, SC pays Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and for amortizing commitments, the guarantee fee is paid against each month's ending balance. The guarantee fee only applies to additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. SC recognized guarantee fee expense of $2.0 million and $1.5 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has completed five securitizations year-to-date in 2018, and currently has 34 securitizations outstanding in the market with a cumulative ABS balance of approximately $17.0 billion.

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

Off-Balance Sheet Financing

Beginning in March 2017, SC has had the option to sell a contractually determined amount of eligible prime loans to Santander, through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets.

SC also continues to periodically execute Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Upon transferring all of the notes and residual interests in these securitizations to third parties, SC records these transactions as true sales of the RICs securitized, and removes the sold assets from its Condensed Consolidated Balance Sheets.

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

Dividends and Stock Issuances

At March 31, 2018, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

During the three-month period ended March 31, 2018, the Company paid dividends of $5.0 million to its sole shareholder, Santander.

During the three-month period ended March 31, 2018, Santander contributed $5.7 million to the Company.

As of March 31, 2018, the Company had 530,391,043 shares of common stock outstanding.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three-month period ended March 31, 2018 the Company paid dividends of $3.7 million, on its preferred stock.

On April 3, 2018, SHUSA’s Board of Directors declared a cash dividend on the Company’s preferred stock of $0.45625 per share, which is payable on May 15, 2018 to shareholders of record as of the close of business on May 1, 2018.

SC has declared a cash dividend of $0.05 per share, to be paid on May 14, 2018, to shareholders of record as of the close of business on May 4, 2018.

During 2018, SHUSA's subsidiaries had the following dividend activity which eliminated in consolidation:

•	The Bank declared and paid $50.0 million in dividends to SHUSA; and

•	BSI declared and paid $5.0 million in dividends to SHUSA; and

•	SHUSA contributed $20.0 million to SSLLC.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
FHLB advances (1)	$1,521,819	$1,219,840	$301,979	$—	$—
Notes payable - revolving facilities	5,438,558	1,385,197	4,053,361	—	—
Notes payable - secured structured financings	22,921,443	481,731	7,219,787	10,866,345	4,353,580
Other debt obligations (1) (2)	11,364,724	1,741,538	4,141,735	2,994,031	2,487,420
Junior subordinated debentures due to capital trust entities (1) (2)	151,957	151,731	48	49	129
CDs (1)	5,754,909	3,266,982	1,943,622	536,479	7,826
Non-qualified pension and post-retirement benefits	131,197	13,918	26,123	26,330	64,826
Operating leases(3)	726,008	128,751	220,337	174,362	202,558
Total contractual cash obligations	$48,010,615	$8,389,688	$17,906,992	$14,597,596	$7,116,339

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2018. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $56.3 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans SC has purchased, when losses are lower than originally expected. SC was also obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans were greater than originally expected. These obligations are accounted for as derivatives.

As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting the personal loan portfolios. On April 14, 2017, SC sold another portfolio comprised of personal installment loans to a third-party buyer.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in SC's Consolidated Financial Statements. Accordingly, SC recorded $70.5 million and $66.1 million during the first quarter of 2018 and 2017, respectively, in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $1.0 billion at March 31, 2018.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2018 and December 31, 2017:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2018	December 31, 2017
Down 100 basis points	(3.15)%	(3.33)%
Up 100 basis points	2.75%	2.88%
Up 200 basis points	5.29%	5.48%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2018 and December 31, 2017.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2018	December 31, 2017
Down 100 basis points	(1.80)%	(2.55)%
Up 100 basis points	(0.37)%	(0.04)%
Up 200 basis points	(1.77)%	(1.62)%

As of March 31, 2018, the Company’s MVE profile showed a decrease of 1.80% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.37% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 12 to the Condensed Consolidated Financial Statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2 , MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

The Company's financial reporting involves complex accounting matters emanating from our majority-owned subsidiary SC. We determined there was a material weakness in the design and operating effectiveness of the controls pertaining to our oversight of SC's accounting for transactions that are significant to the Company’s internal control over financial reporting. These deficiencies included (a) ineffective oversight to ensure accountability at SC for the performance of internal controls over financial reporting and to ensure corrective actions, where necessary, were appropriately prioritized and implemented in a timely manner; and (b) inadequate resources and technical expertise at SHUSA to perform effective oversight of the application of accounting and financial reporting activities that are significant to the Company’s consolidated financial statements.

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

While progress has been made to remediate all of these areas, as of March 31, 2018, we are still in the process of implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 13 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service (“IRS”) and Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 9, 2018	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	May 9, 2018	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Controller and Executive Vice President