Form 10-Q
period 2018-06-30
Santander Holdings USA, Inc.
filed 2018-08-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock (no par value)	530,391,043 shares

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

•	the pursuit of protectionist trade or other related policies by the U.S. and/or other countries

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

•
SHUSA’s ability to timely develop competitive new products and services in a changing environment that are responsive to the needs of SHUSA's customers and are profitable to SHUSA, the acceptance of such products and services by customers, and the potential for new products and services to impose additional unexpected costs, losses, or other liabilities not anticipated at their initiation, and expose SHUSA to increased operational risk;

•
competitors of SHUSA that may have greater financial resources or lower costs, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA;

•
Santander Consumer USA Inc.'s ("SC's") agreement with Fiat Chrysler Automobiles US LLC ("FCA") may not result in currently anticipated levels of growth, is subject to performance conditions that could result in termination of the agreement, and is also subject to an option giving FCA the right to acquire an equity participation in the Chrysler Capital portion of SC's business;

•	changes in customer spending or savings behavior, including changes due to recently enacted tax legislation;

•	the ability of SHUSA and its third-party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

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

•	changes to income tax laws and regulations;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the costs and effects of regulatory or judicial proceedings, including possible business restrictions resulting from such proceedings; and

•	adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AFS: Available-for-sale	DOJ: Department of Justice
ALLL: Allowance for loan and lease losses	DRIVE: Drive Auto Receivables Trust
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DTI: Debt-to-income
ASC: Accounting Standards Codification	ECOA: Equal Credit Opportunity Act
ASU: Accounting Standards Update	EPS: Enhanced Prudential Standards
ATM: Automated teller machine	ETR: Effective tax rate
Bank: Santander Bank, National Association	Exchange Act: Securities Exchange Act of 1934, as amended
BEA: Bureau of Economic Analysis	FASB: Financial Accounting Standards Board
BHC: Bank holding company	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FCA: Fiat Chrysler Automobiles US LLC
BSI: Banco Santander International	FDIA: Federal Deposit Insurance Corporation Improvement Act
BSPR: Banco Santander Puerto Rico	FDIC: Federal Deposit Insurance Corporation
CBP: Citizens Bank of Pennsylvania	Federal Reserve: Board of Governors of the Federal Reserve System
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate(s) of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CEF: Closed end fund	FICO®: Fair Isaac Corporation credit scoring model
CEO: Chief Executive Officer	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CEVF: Commercial equipment vehicle financing	FINRA: Financial Industrial Regulatory Authority
CET1: Common equity Tier 1	FNMA: Federal National Mortgage Association
CFPB: Consumer Financial Protection Bureau	FOB: Financial Oversight and Management Board of Puerto Rico
Change in Control: First quarter 2014 change in control and consolidation of SC	FRB: Federal Reserve Bank
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FVO: Fair value option
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	GAAP: Accounting principles generally accepted in the United States of America
CIB: Corporate and Investment Banking	GAP: Guaranteed auto protection
CID: Civil investigative demand	GCB: Global Corporate Banking
CLTV: Combined loan-to-value	HFI: Held for investment
CMO: Collateralized mortgage obligation	HTM: Held to maturity
CMP: Civil monetary penalty	IHC: U.S. intermediate holding company
CODM: Chief Operating Decision Maker	IPO: Initial public offering
Company: Santander Holdings USA, Inc.	IRS: Internal Revenue Service
Consent Order: Consent order signed by the Bank with the CFPB on July 14, 2016 regarding the Bank’s overdraft coverage practices for ATM and one-time debit card transactions	ISDA: International Swaps and Derivatives Association, Inc.
COSO: Committee of Sponsoring Organizations	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	LCR: Liquidity coverage ratio

CPR: Changes in anticipated loan prepayment rates	LHFI: Loans held-for-investment
CRA: Community Reinvestment Act
CRE: Commercial Real Estate	SAM: Santander Asset Management, LLC
LHFS: Loans held-for-sale	Santander NY: New York branch of Santander
LIBOR: London Interbank Offered Rate	Santander UK: Santander UK plc
LTD: Long-term debt	SBNA: Santander Bank, National Association
LTV: Loan-to-value	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MBS: Mortgage-backed securities	SC Common Stock: Common shares of SC
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCF: Statement of cash flows
MSR: Mortgage servicing right	SCRA: Servicemembers' Civil Relief Act
MVE: Market value of equity	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
NMD: Non-maturity deposits	SEC: Securities and Exchange Commission
NMTC: New market tax credits	Securities Act: Securities Act of 1933, as amended
NPL: Non-performing loan	SFS: Santander Financial Services, Inc.
NSFR: Net stable funding ratio	SHUSA: Santander Holdings USA, Inc.
NYSE: New York Stock Exchange	SIS: Santander Investment Securities Inc.
OCC: Office of the Comptroller of the Currency	SPAIN: Santander Prime Auto Issuing Note Trust, a securitization platform
OEM: Original equipment manufacturer	SPE: Special purpose entity
OREO: Other real estate owned	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
OTTI: Other-than-temporary impairment	SSLLC: Santander Securities LLC
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
PROMESA: Puerto Rico Management and Economic Stability Act	TCJA: Tax Cut and Jobs Act of 2017
REIT: Real estate investment trust	TDR: Troubled debt restructuring
RIC: Retail installment contract	TLAC: Total loss-absorbing capacity
RV: Recreational vehicle	Trusts: Securitization trusts
RWA: Risk-weighted assets	UPB: Unpaid principal balance
S&P: Standard & Poor's	VIE: Variable interest entity
Santander: Banco Santander, S.A.	VOE: Voting rights entity
Santander BanCorp: Santander BanCorp and its subsidiaries

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Cash and cash equivalents	$6,127,604	$6,519,967
Investment securities:
Available-for-sale ("AFS") at fair value	13,064,873	14,413,183
Held-to-maturity ("HTM") (fair value of $2,826,499 and $1,773,938 as of June 30, 2018 and December 31, 2017, respectively)	2,920,087	1,799,808
Other investments (includes Trading securities of $1,874 and $1 as of June 30, 2018 and December 31, 2017, respectively)	700,858	658,864
Loans held-for-investment ("LHFI")(1) (5)	83,136,904	80,740,852
Allowance for loan and lease losses ("ALLL") (5)	(3,810,734)	(3,911,575)
Net LHFI	79,326,170	76,829,277
Loans held-for-sale ("LHFS") (2)	1,559,799	2,522,486
Premises and equipment, net (3)	788,062	849,061
Operating lease assets, net (5)(6)	11,834,222	10,474,308
Goodwill	4,444,389	4,444,389
Intangible assets, net	505,194	535,753
Bank-owned life insurance ("BOLI")	1,813,977	1,795,700
Restricted cash (5)	3,123,208	3,818,807
Other assets (4) (5)	3,930,251	3,632,427
TOTAL ASSETS	$130,138,694	$128,294,030
LIABILITIES
Accrued expenses and payables	$3,238,550	$2,825,263
Deposits and other customer accounts	61,556,548	60,831,103
Borrowings and other debt obligations (5)	38,771,378	39,003,313
Advance payments by borrowers for taxes and insurance	190,604	159,321
Deferred tax liabilities, net	1,144,002	969,996
Other liabilities (5)	1,085,133	799,403
TOTAL LIABILITIES	105,986,215	104,588,399
Commitments and Contingencies (Note 16)
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at both June 30, 2018 and December 31, 2017)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2018 and December 31, 2017)	17,732,184	17,723,010
Accumulated other comprehensive loss	(409,449)	(198,431)
Retained earnings	3,931,614	3,462,674
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,449,794	21,182,698
Noncontrolling interest ("NCI")	2,702,685	2,522,933
TOTAL STOCKHOLDER'S EQUITY	24,152,479	23,705,631
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$130,138,694	$128,294,030

(1) LHFI includes $152.1 million and $186.5 million of loans recorded at fair value at June 30, 2018 and December 31, 2017, respectively.
(2) Includes $238.9 million and $197.7 million of loans recorded at the fair value option ("FVO") at June 30, 2018 and December 31, 2017, respectively.
(3) Net of accumulated depreciation of $1.5 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $158.5 million and $146.0 million at June 30, 2018 and December 31, 2017, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At June 30, 2018 and December 31, 2017, LHFI included $23.1 billion and $22.7 billion, Operating leases assets, net included $11.7 billion and $10.2 billion, restricted cash included $1.7 billion and $2.0 billion, other assets included $701.3 million and $733.1 million, Borrowings and other debt obligations included $29.5 billion and $28.5 billion, and Other Liabilities included $0.2 billion and $0.2 billion of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.1 billion and $3.4 billion at June 30, 2018 and December 31, 2017, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(in thousands)
INTEREST INCOME:
Loans	$1,813,853	$1,868,918	$3,561,579	$3,707,856
Interest-earning deposits	33,939	20,476	66,452	38,910
Investment securities:
AFS	77,031	95,015	150,536	176,441
HTM	17,181	10,011	34,245	20,643
Other investments	4,599	5,025	9,848	11,188
TOTAL INTEREST INCOME	1,946,603	1,999,445	3,822,660	3,955,038
INTEREST EXPENSE:
Deposits and other customer accounts	92,333	58,824	167,758	120,818
Borrowings and other debt obligations	316,654	298,872	621,344	589,907
TOTAL INTEREST EXPENSE	408,987	357,696	789,102	710,725
NET INTEREST INCOME	1,537,616	1,641,749	3,033,558	3,244,313
Provision for credit losses	379,834	604,768	882,368	1,340,214
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,157,782	1,036,981	2,151,190	1,904,099
NON-INTEREST INCOME:
Consumer and commercial fees	136,165	162,334	276,337	316,702
Lease income	569,306	489,043	1,110,202	985,087
Miscellaneous income, net(1) (2)	113,283	69,383	234,085	144,526
TOTAL FEES AND OTHER INCOME	818,754	720,760	1,620,624	1,446,315
Net gains/(losses) on sale of investment securities	419	9,049	(244)	9,569
TOTAL NON-INTEREST INCOME	819,173	729,809	1,620,380	1,455,884
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	427,728	455,616	896,505	907,857
Occupancy and equipment expenses	163,171	163,553	322,511	326,264
Technology, outside service, and marketing expense	156,010	162,259	308,292	297,771
Loan expense	97,679	95,872	194,493	194,217
Lease expense	436,795	369,240	861,061	728,032
Other administrative expenses	135,565	95,096	239,746	197,334
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,416,948	1,341,636	2,822,608	2,651,475
OTHER EXPENSES:
Amortization of intangibles	15,288	15,424	30,576	30,915
Deposit insurance premiums and other expenses	14,804	17,596	31,564	35,426
Loss on debt extinguishment	1,201	3,991	3,413	10,740
Other miscellaneous expenses	1,508	8,397	2,946	9,035
TOTAL OTHER EXPENSES	32,801	45,408	68,499	86,116
INCOME BEFORE INCOME TAX PROVISION	527,206	379,746	880,463	622,392
Income tax provision	168,035	91,983	263,356	170,920
NET INCOME INCLUDING NCI	359,171	287,763	617,107	451,472
LESS: NET INCOME ATTRIBUTABLE TO NCI	104,018	104,724	178,416	155,352
NET INCOME ATTRIBUTABLE TO SANTANDER HOLDINGS USA, INC.	$255,153	$183,039	$438,691	$296,120
(1) Includes impact of $79.2 million and $149.7 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to $95.9 million and $162.0 million for the three-month and six-month periods ended June 30, 2017 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment (income)/expense, net.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
NET INCOME INCLUDING NCI	$359,171	$287,763	$617,107	$451,472
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized (losses) / gains on cash flow hedge derivative financial instruments, net of tax (1)	(4,739)	6,523	(22,103)	4,036
Net unrealized (losses) / gains on AFS investment securities, net of tax (2)	(35,054)	15,349	(145,984)	36,318
Pension and post-retirement actuarial gains / (losses), net of tax	625	556	(3,837)	1,041
TOTAL OTHER COMPREHENSIVE (LOSS) / GAIN, NET OF TAX	(39,168)	22,428	(171,924)	41,395
COMPREHENSIVE INCOME	320,003	310,191	445,183	492,867
NET INCOME ATTRIBUTABLE TO NCI	104,018	104,724	178,416	155,352
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$215,985	$205,467	$266,767	$337,515

(1) Excludes $(0.2) million and $5.8 million of other comprehensive income attributable to NCI for the three-month and six-month periods ended June 30, 2018 respectively, compared to $3.2 million and $0.2 million for the corresponding periods in 2017.
(2) Excludes $39.1 million impact of other comprehensive income reclassified to Retained earnings as a result of the adoption of ASU 2018-02.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017 (in thousands)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	195,445	16,599,497	(193,208)	3,020,149	2,756,875	22,378,758
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(26,456)	—	14,764	37,401	25,709
Comprehensive (loss)/income attributable to SHUSA	—	—	—	41,395	296,120	—	337,515
Other comprehensive income attributable to NCI	—	—	—	—	—	(166)	(166)
Net income attributable to NCI	—	—	—	—	—	155,352	155,352
Impact of SC stock option activity	—	—	—	—	—	7,200	7,200
Capital from shareholder	—	—	9,000	—	—	—	9,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(164)	—	—	—	(164)
Dividends declared on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends declared on preferred stock ($7,300 paid)	—	—	—	—	(10,950)	—	(10,950)
Balance, June 30, 2017	530,391	$195,445	$16,581,877	$(151,813)	$3,315,083	$2,956,662	$22,897,254

Balance, January 1, 2018	530,391	195,445	17,723,010	(198,431)	3,462,674	2,522,933	23,705,631
Cumulative-effect adjustment upon adoption of new accounting standards and other (Note 1)	—	—	—	(39,094)	47,549	—	8,455
Comprehensive income attributable to SHUSA	—	—	—	(171,924)	438,691	—	266,767
Other comprehensive income attributable to NCI	—	—	—	—	—	5,797	5,797
Net income attributable to NCI	—	—	—	—	—	178,416	178,416
Contribution from shareholder and related tax impact (Note17)	—	—	9,174	—	—	—	9,174
Impact of stock issued in connection with employee benefit and incentive compensation plans	—	—	—	—	—	7,074	7,074
Dividends declared and paid on common stock	—	—	—	—	(10,000)	—	(10,000)
Dividends declared and paid to NCI	—	—	—	—	—	(11,535)	(11,535)
Dividends declared and paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2018	530,391	$195,445	$17,732,184	$(409,449)	$3,931,614	$2,702,685	$24,152,479
See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period Ended June 30,
	2018	2017

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$617,107	$451,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	882,368	1,340,214
Deferred tax expense	241,916	162,613
Depreciation, amortization and accretion(1)	889,219	724,027
Net loss on sale of loans	148,838	169,072
Net loss/(gain) on sale of investment securities	244	(9,569)
Net gain on sale of operating leases	(171)	(100)
Loss on debt extinguishment	3,413	10,740
Net loss/(gain) on real estate owned and premises and equipment	3,288	(4,910)
Stock-based compensation	501	(736)
Equity (income)/loss on equity method investments	(3,392)	1,506
Originations of LHFS, net of repayments	(2,369,626)	(2,438,217)
Purchases of LHFS	(620)	(3,217)
Proceeds from sales of LHFS	3,256,748	2,462,255
Purchases of trading securities	(2,260)	(10,331)
Proceeds from sales of trading securities	2,567	13,640
Net change in:
Revolving personal loans	(72,921)	(78,697)
Other assets and BOLI	(392,151)	(254,277)
Other liabilities	704,392	(29,872)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,909,460	2,505,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	39,446	997,306
Proceeds from prepayments and maturities of AFS investment securities	1,118,084	2,552,576
Purchases of AFS investment securities	(1,194,315)	(5,144,019)
Proceeds from prepayments and maturities of HTM investment securities	175,806	78,696
Purchases of held to maturity investment securities	(135,898)	—
Proceeds from sales of other investments	63,024	117,081
Purchases of other investments	(64,678)	(88,987)
Proceeds from sales of LHFI	826,085	288,805
Proceeds from the sales of equity method investments	—	17,717
Distributions from equity method investments	2,189	4,305
Contributions to equity method and other investments	(52,341)	(35,673)
Proceeds from settlements of BOLI policies	10,888	14,147
Purchases of LHFI	(559,358)	(136,550)
Net change in loans other than purchases and sales	(3,525,399)	1,684,297
Purchases and originations of operating leases	(4,804,003)	(3,055,983)
Proceeds from the sale and termination of operating leases(1)	2,212,897	1,845,431
Manufacturer incentives	443,905	551,100
Proceeds from sales of real estate owned and premises and equipment	27,782	63,485
Purchases of premises and equipment	(70,756)	(58,404)
NET CASH USED IN INVESTING ACTIVITIES	(5,486,642)	(304,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	725,445	(4,284,135)
Net change in short-term borrowings	571,142	1,677,414
Net proceeds from long-term borrowings	23,140,364	26,834,482
Repayments of long-term borrowings	(22,560,831)	(26,829,907)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	—	1,000,000
Repayments of FHLB advances (with terms greater than 3 months)	(1,400,000)	(2,850,000)
Net change in advance payments by borrowers for taxes and insurance	31,283	14,040
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Dividends paid on common stock	(10,000)	—
Dividends paid to noncontrolling interest	(11,535)	—
Proceeds from the issuance of common stock	4,911	3,334
Capital contribution from shareholder	5,741	9,000
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	489,220	(4,433,072)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (2)	(1,087,962)	(2,232,129)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (2)	10,338,774	13,052,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (2)	$9,250,812	$10,820,678

NON-CASH TRANSACTIONS
Loans transferred from/(to) held-for-investment ("HFI") (from)/to held-for-sale, net ("HFS")	724,616	30,135
Unsettled purchases of investment securities	—	289,569
Unsettled sales of investment securities	—	308,819
Unsettled clean-up calls	—	(74,405)
AFS investment securities transferred to HTM investment securities	1,167,189	—

(1) June 30, 2017 cash flow activity has been updated for the operating lease cash flow classification correction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.
(2) The beginning, ending and net change balances for the periods ended June 30, 2018 and June 30, 2017 include restricted cash balances of $3.8 billion, $3.1 billion, and $(695.6) million; and $3.0 billion, $3.3 billion, and $264.1 million, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or "the Company") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company focused on vehicle finance; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

The Bank’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

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

On June 1, 2018, SC announced that it is in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. On July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.

As of June 30, 2018, SC was owned approximately 68.0% by SHUSA and 32.0% by other shareholders. During 2017, SHUSA increased its ownership in SC; refer to additional details in Note 21 of the Company's Annual Report on Form 10-K as of December 31, 2017. Common shares of SC ("SC Common Stock") are listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

The enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve System (the "Federal Reserve") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally,

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

effective July 2, 2018, Santander transferred Santander Asset Management, LLC ("SAM") to the IHC. The contribution of SAM to the Company transferred approximately $5.4 million of assets, $1.0 million of liabilities, and $4.4 million of equity to the Company.

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company will report the results of SAM on a prospective basis beginning July 2, 2018.

Basis of Presentation

These Condensed Consolidated Financial Statements include the assets, liabilities, revenues and expense accounts of the Company and its consolidated subsidiaries, including the Bank, SC, and certain special purpose financing trusts utilized in financing transactions that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared by the Company pursuant to Securities and Exchange Commission ("SEC") regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information.

Corrections to Previously Reported Amounts

We have made certain corrections to previously disclosed amounts to correct for errors related to the classification of cash flows from the sale of automobiles returned to the Company at the end of a lease term.

Operating Lease Cash Flow Classification

Beginning June 30, 2014 through September 30, 2017, cash flows from the sale of automobiles returned to the Company at the end of a lease term were incorrectly recorded in the Consolidated SCF, resulting in an overstatement of cash flows from investing activities (Proceeds from the sale and termination of operating leases) and an understatement of cash flows from operating activities (Depreciation, amortization and accretion) in the amount of $288.0 million for the six-month period ended June 30, 2017. There was no net impact to cash provided by financing activities. The misclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure. There was no impact to the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, or Consolidated Statements of Equity for any period as a result of the Consolidated SCF error. Management has evaluated the errors and determined they are immaterial to previously issued financial statements. The Company has corrected the balance described above for the six months ended June 30, 2017 in its Consolidated SCF included herein. In future filings, the Company will correct the Consolidated SCF disclosures for the comparative periods when presented.

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

As of June 30, 2018, with the exception of the items noted in the section captioned "Recently Adopted Accounting Standards" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following discloses the impact on the Company's Condensed Balance Sheet at June 30, 2018 and the Condensed Statement of Operations for the three-month and six-month periods ended June 30, 2018 for the adoption of this new accounting standard:

	June 30, 2018
(in thousands)	As Reported	Balance Without Adoption
Assets - LHFI	$83,136,904	$83,131,949
Other assets	3,930,251	3,933,647
Total assets	130,138,694	130,137,135

Liabilities - other liabilities	1,085,133	1,086,511
Total liabilities	105,986,215	105,987,593

Stockholders' equity - retained earnings	3,931,614	3,928,677
Total stockholders' equity	24,152,479	24,149,542

	Three-Month Period Ended June 30, 2018		Six-Month Period Ended June 30, 2018
(in thousands)	As Reported	Balance Without Adoption	As Reported	Balance Without Adoption
Non-interest income
Consumer and commercial fees	$136,165	$137,051	$276,337	$274,944
Miscellaneous income/(loss)	113,283	105,241	234,085	224,123
Total non-interest income	819,173	812,017	1,620,380	1,609,025
General and administrative expense
Technology, outside service, and marketing expense	156,010	154,284	308,292	304,395
Loan expense	97,679	100,197	194,493	199,390
Other administrative expenses	135,565	130,050	239,746	226,832
Total general and administrative expenses	1,416,948	1,411,596	2,822,608	2,810,694
Income before income tax provision	527,206	527,558	880,463	881,022
Income tax provision	168,035	168,158	263,356	263,552
Net income	$359,171	$359,400	$617,107	$617,470

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118

•	ASU 2018-06, Codification Improvements to Topic 942, Financial Services—Depository and Lending

As required by the adoption of ASU 2016-18 and ASU 2014-09, the following additional accounting policy disclosures are required for the nature of cash restrictions and revenue recognized from contracts with customers from disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017:

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Revenue Recognized from Contracts with Customers

Depository services

Depository services are performed under an agreement with a customer, and those services include personal deposit account opening and maintaining, checking service, online banking service, debit card services, etc. Depository service fees related to customer deposits can generally be distinguished between monthly service fees and transactional fees within the single performance obligation of providing depository account services. Monthly account service and maintenance fees are provided over a period of time (usually a month), and revenue is recognized as the Company performs the service (usually at the end of the month). The services for transactional fees are performed at a point in time and revenue is recognized when the transaction occurs.

Commissions and trailer fees

Commission fees are earned from the selling of annuity contracts to customers on behalf of insurance companies, acting as the broker for certain equity trading, and sales of interests in mutual funds. The Company elected the expected value method for estimating commission fees due to the large number of customer contracts with similar characteristics. However, commissions and trailer fees are fully constrained as the Company cannot sufficiently estimate the consideration to which it could be entitled to earn. Commissions are generally associated with point-in-time transactions or agreements that are one year or less. The performance obligation is satisfied immediately and revenue is recognized as the Company performs the service.

Interchange income, net

The Company has entered into agreements with payment networks in which the Company will issue the payment network's credit card as part of the Company's credit card portfolio. Each time a cardholder makes a purchase at a merchant and the transaction is processed, the Company receives an interchange fee in exchange for the authorization and settlement services provided to the payment networks.

The performance obligation for the Company is to provide authorization and settlement services to the payment network when the payment network submits a transaction for authorization. The Company considers the payment network to be the customer, and the Company is acting as a principal when performing the transaction authorization and settlement services. The performance obligation for authorization and settlement services is satisfied at a point in time, and revenue is recognized on the date when the Company authorizes and routes the payment to the merchant. The expenses paid to payment networks are accounted for as considerations payable to the customer and therefore reduce the transaction price. Therefore, interchange income is recorded net against the expenses paid to the payment network and the cost of rewards programs.

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

Asset and wealth management fees

Asset and wealth management fees includes fee income generated from discretionary investment management and non-discretionary investment advisory contracts with customers. Discretionary investment management fees are earned for the management of the assets in the customer's account and are are recognized as earned  and charged to the customer on a quarterly basis. Non-discretionary

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

investment advisory fees are earned for providing investment advisory services to customers, such as recommending the re-balancing or restructuring of the assets in the customer’s account. The  investment advisory fee is recognized as earned and charged to the customer on a quarterly basis. The fee for the   discretionary and nondiscretionary contracts is based on a percentage of the average assets included in the customer’s account.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and ASU 2018-11 Targeted Improvements in August 2018. The guidance, as amended, in this update supersedes the current lease accounting guidance for both lessees and lessors under ASC 840, Leases. The new guidance requires lessees to evaluate whether a lease is a finance lease using criteria similar to what lessees use today to determine whether they have a capital lease. Leases not classified as finance leases are classified as operating leases. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to today’s guidance for operating leases. The new guidance will require lessors to account for leases using an approach that is substantially similar to existing guidance. This new guidance will be effective for the Company for the first reporting period beginning after December 15, 2018, with earlier adoption permitted. The Company does not intend to early adopt this ASU. Entities may adopt the amendment retrospectively to each prior reporting period presented in the financial statements with the cumulative effect of initial application recognized at the beginning of the earliest comparative period presented. Alternatively, an entity may adopt the amendment using an optional method with initial application at the adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (comparative period financial statements and disclosures are presented in accordance with current GAAP).

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

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

NOTE 3. INVESTMENT SECURITIES

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	June 30, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,632,805	$171	$(15,174)	$1,617,802	$1,006,219	$—	$(8,107)	$998,112
Corporate debt securities	6,454	—	(1)	6,453	11,639	21	—	11,660
Asset-backed securities (“ABS”)	475,279	5,066	(2,868)	477,477	501,575	6,901	(1,314)	507,162
Equity securities (1)	—	—	—	—	11,428	—	(614)	10,814
State and municipal securities	20	—	—	20	23	—	—	23
Mortgage-backed securities (“MBS”):
Government National Mortgage Association ("GNMA") - Residential	3,818,120	5,752	(109,410)	3,714,462	4,745,998	3,531	(62,524)	4,687,005
GNMA - Commercial	866,797	—	(22,528)	844,269	1,377,449	179	(19,917)	1,357,711
Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortage Association ("FNMA") - Residential	6,610,005	237	(257,435)	6,352,807	6,958,433	1,093	(141,393)	6,818,133
FHLMC and FNMA - Commercial	52,346	125	(888)	51,583	23,003	—	(440)	22,563
Total investments in debt securities AFS	$13,461,826	$11,351	$(408,304)	$13,064,873	$14,635,767	$11,725	$(234,309)	$14,413,183
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	June 30, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,866,434	$—	$(69,059)	$1,797,375	$1,447,669	$722	$(26,150)	$1,422,241
GNMA - Commercial	1,053,653	622	(25,151)	1,029,124	352,139	325	(767)	351,697
Total investments in debt securities HTM	$2,920,087	$622	$(94,210)	$2,826,499	$1,799,808	$1,047	$(26,917)	$1,773,938

NOTE 3. INVESTMENT SECURITIES (continued)

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio. During the six-month period ended June 30, 2018, the Company transferred approximately $1.2 billion of MBS from AFS to HTM in conjunction with Santander's capital management strategy.

As of June 30, 2018 and December 31, 2017, the Company had investments in debt securities AFS with an estimated fair value of $6.2 billion and $5.9 billion, respectively, pledged as collateral, which was comprised of the following: $3.1 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank (the "FRB"); $2.3 billion and $2.3 billion, respectively, were pledged to secure public fund deposits; $82.2 million and $243.8 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $423.9 million and $0.0 million, respectively, were pledged to deposits with clearing organizations; and $312.8 million and $387.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At June 30, 2018 and December 31, 2017, the Company had $47.0 million of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s AFS debt securities at June 30, 2018 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$788,156	$573,700
Due after 1 year but within 5 years	1,211,917	1,416,164
Due after 5 years but within 10 years	181,937	246,373
Due after 10 years	11,279,816	10,828,636
Total	$13,461,826	$13,064,873

Contractual maturities of the Company’s HTM debt securities at June 30, 2018 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 10 years	$2,920,087	$2,826,499
Total	$2,920,087	$2,826,499

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of June 30, 2018 and December 31, 2017 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$788,943	$(10,459)	$246,895	$(4,715)	$998,112	$(8,107)	$—	$—
Corporate debt securities	6,439	(1)	13	—	—	—	—	—
ABS	43,740	(440)	86,900	(2,428)	8,013	(125)	103,559	(1,189)
Equity securities (1)	—	—	—	—	335	(2)	10,398	(612)
MBS:
GNMA - Residential	1,132,254	(29,533)	1,812,027	(79,877)	1,236,716	(8,600)	2,583,955	(53,924)
GNMA - Commercial	805,131	(21,818)	39,138	(710)	1,022,452	(11,492)	251,209	(8,425)
FHLMC and FNMA - Residential	3,247,620	(88,401)	3,082,057	(169,034)	3,429,678	(32,899)	3,017,533	(108,494)
FHLMC and FNMA - Commercial	6,619	(351)	15,175	(537)	6,948	(103)	15,614	(337)
Total investments in debt securities AFS	$6,030,746	$(151,003)	$5,282,205	$(257,301)	$6,702,254	$(61,328)	$5,982,268	$(172,981)
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the aggregate amount of unrealized losses as of June 30, 2018 and December 31, 2017 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$464,230	$(14,342)	$1,333,145	$(54,717)	$434,322	$(6,419)	$739,612	$(19,731)
GNMA - Commercial	626,942	(16,986)	316,697	(8,165)	118,951	(767)	—	—
Total investments in debt securities HTM	$1,091,172	$(31,328)	$1,649,842	$(62,882)	$553,273	$(7,186)	$739,612	$(19,731)

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

The Company recorded no OTTI related to its investment securities for the three-month and six-month periods ended June 30, 2018 and 2017.

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 503 individual securities at June 30, 2018) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30, 2018		Six-Month Period Ended June 30,
(in thousands)	2018	2017	2018	2017
Proceeds from the sales of debt securities AFS	$—	$1,306,125	$39,446	$1,306,125

Gross realized gains	$419	$11,125	$—	$11,125
Gross realized losses	—	(2,076)	(244)	(1,556)
OTTI	—	—	—	—
Net realized gains/(losses) (1)	$419	$9,049	$(244)	$9,569

(1)
Includes net realized gains/(losses) on trading securities of $0.4 million and $(0.2) million for the three-month and six-month periods ended June 30, 2018, respectively, and $(2.1) million and $(1.6) million for the three-month and six-month periods ended June 30, 2017, respectively.

NOTE 3. INVESTMENT SECURITIES (continued)

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $18 thousand for the six-month period ended June 30, 2018 in net losses on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net loss realized for the six-month period ended June 30, 2018 was primarily comprised of the sale of MBS, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs") with a fair value of $0.3 million for a loss of $18 thousand.

The Company recognized $11.1 million for the three-month and six-month periods ended June 30, 2017 in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month and six-month periods ended June 30, 2017 was primarily comprised of the sale of U.S. Treasury securities with a book value of $739.4 million for a gain of $1.8 million, and the sale of MBS's, including FHLMC residential debt securities and CMOs with a book value of $555.6 million for a gain of $9.3 million.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	June 30, 2018	December 31, 2017
FHLB of Pittsburgh and Federal Reserve Bank stock	$488,134	$516,693
Low Income Housing Tax Credit investments ("LIHTC")	115,933	88,170
Equity securities not held for trading	10,917	—
CDs with a maturity greater than 90 days	84,000	54,000
Trading securities	1,874	1
Total	$700,858	$658,864

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2018, the Company purchased $23.9 million and $34.1 million of FHLB stock at par, respectively, and redeemed $37.1 million and $63.0 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the three-month and six-month periods ended June 30, 2018, the Company did not purchase any FRB stock.

Other investments also includes LIHTC investments, time deposits with a maturity of greater than 90 days held at non-affiliated financial institutions, trading securities, and $10.9 million of equity securities measured at fair value as of June 30, 2018, with changes in fair value recognized in net income.  These consist primarily of Community Reinvestment Act (“CRA") mutual fund investments reclassified as a result of the first quarter 2018 adoption of ASU 2016-01, discussed further in Note 1. These investments were included in Investments AFS at December 31, 2017.

With the exception of equity and trading securities which are measured at fair value, the Company evaluates these other investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value. The Company held an immaterial amount of equity securities without readily determinable fair values at the reporting date.

Realized and Unrealized Gains (Losses) on Equity Securities

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2018	2017	2018	2017
Net gains/(losses) on equity securities[1]	$(78)	$36	(31)	18
Less: net gains/(losses) recognized during the period on equity securities sold during the period[1]	—	—	—	—
Unrealized gains/(losses) recognized during the reporting period on equity securities still held at the reporting period date[1]	$(78)	$36	(31)	18

(1)	Changes in the fair value of equity securities were not recognized in earnings prior to the adoption of ASU 2016-01.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities (“SPEs"). These loans totaled $48.3 billion at June 30, 2018 and $50.8 billion at December 31, 2017.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2018 was $1.6 billion, compared to $2.5 billion at December 31, 2017. LHFS in the residential mortgage portfolio are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to the Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of June 30, 2018, the carrying value of the personal unsecured HFS portfolio was $1.0 billion.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2018 and December 31, 2017, accrued interest receivable on the Company's loans was $490.8 million and $515.9 million, respectively.

During the six-month period ended June 30, 2018, the Company sold substantially all of its mortgage warehouse facilities, which had a book value of $499.2 million for net proceeds of $515.8 million. The $16.7 million gain on sale is recognized within Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases HFI by portfolio and by rate type:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$9,053,402	10.9%	$9,279,225	11.5%
Commercial and industrial loans	14,695,706	17.7%	14,438,311	17.9%
Multifamily loans	8,323,925	10.0%	8,274,435	10.1%
Other commercial(2)	7,466,771	9.0%	7,174,739	8.9%
Total commercial LHFI	39,539,804	47.6%	39,166,710	48.4%
Consumer loans secured by real estate:
Residential mortgages	9,464,713	11.4%	8,846,765	11.0%
Home equity loans and lines of credit	5,682,230	6.8%	5,907,733	7.3%
Total consumer loans secured by real estate	15,146,943	18.2%	14,754,498	18.3%
Consumer loans not secured by real estate:
RICs and auto loans - originated	25,404,300	30.6%	23,081,424	28.6%
RICs and auto loans - purchased	1,246,606	1.5%	1,834,868	2.3%
Personal unsecured loans	1,277,301	1.5%	1,285,677	1.6%
Other consumer(3)	521,950	0.6%	617,675	0.8%
Total consumer loans	43,597,100	52.4%	41,574,142	51.6%
Total LHFI(1)	$83,136,904	100.0%	$80,740,852	100.0%
Total LHFI:
Fixed rate	$52,903,597	63.6%	$50,653,790	62.7%
Variable rate	30,233,307	36.4%	30,087,062	37.3%
Total LHFI(1)	$83,136,904	100.0%	$80,740,852	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.5 billion and $1.3 billion as of June 30, 2018 and December 31, 2017, respectively.
(2)Other commercial includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicle ("RV") and marine loans.

Portfolio segments and classes

Generally accepted accounting principles (“GAAP") require that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes similar categorization compared to the financial statement categorization of loans to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

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

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property, including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RICs and auto loans" includes the Company's direct automobile loan portfolios, but excludes recreational vehicle ("RV") and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

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

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	June 30, 2018	December 31, 2017
RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$1,310,800	$1,929,548
UPB - FVO (2)	15,756	24,926
Total UPB	1,326,556	1,954,474
Purchase marks (3)	(79,950)	(119,606)
Total RICs - Purchased HFI	1,246,606	1,834,868

RICs - Originated HFI:
UPB (1)	25,540,231	23,373,202
Net discount	(195,499)	(309,920)
Total RICs - Originated	25,344,732	23,063,282
SBNA auto loans	59,568	18,142
Total RICs - originated post-Change in Control	25,404,300	23,081,424
Total RICs and auto loans HFI	$26,650,906	$24,916,292

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $3.5 million and $5.5 million related to purchase loan portfolios on which we elected to apply the FVO at June 30, 2018 and December 31, 2017, respectively.

During the six-month periods ended June 30, 2018 and 2017, the Company originated $4.7 billion and $3.4 billion, respectively, in Chrysler Capital loans, which represented 49% and 43%, respectively, of the Company's total RIC originations (unpaid pricipal balance). As of June 30, 2018 and December 31, 2017, the Company's carrying value of auto RIC portfolio consisted of $8.0 billion and $8.2 billion, respectively, of Chrysler Capital loans, which represented 33% and 37%, respectively, of the Company's auto RIC portfolio.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three-Month Period Ended June 30, 2018
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$462,074	$3,344,112	$47,023	$3,853,209
(Release of) / Provision for loan and lease losses	(33,213)	415,940	—	382,727
Charge-offs	(16,665)	(1,036,520)	—	(1,053,185)
Recoveries	14,624	613,359	—	627,983
Charge-offs, net of recoveries	(2,041)	(423,161)	—	(425,202)
ALLL, end of period	$426,820	$3,336,891	$47,023	$3,810,734

Reserve for unfunded lending commitments, beginning of period	$89,543	$323	$—	$89,866
Release of reserve for unfunded lending commitments	(2,885)	(8)	—	(2,893)
Reserve for unfunded lending commitments, end of period	86,658	315	—	86,973
Total ACL, end of period	$513,478	$3,337,206	$47,023	$3,897,707

	Six-Month Period Ended June 30, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
Allowance for loan and lease losses ("ALLL"), beginning of period	$443,796	$3,420,756	$47,023	$3,911,575
Provision for loan and lease losses	8,020	896,486	—	904,506
Charge-offs	(49,625)	(2,255,456)	—	(2,305,081)
Recoveries	24,629	1,275,105	—	1,299,734
Charge-offs, net of recoveries	(24,996)	(980,351)	—	(1,005,347)
ALLL, end of period	$426,820	$3,336,891	$47,023	$3,810,734
Reserve for unfunded lending commitments, beginning of period	$108,805	$306	$—	$109,111
(Release of) / Provision for reserve for unfunded lending commitments	(22,147)	9	—	(22,138)
Reserve for unfunded lending commitments, end of period	86,658	315	—	86,973
Total ACL, end of period	$513,478	$3,337,206	$47,023	$3,897,707
Ending balance, individually evaluated for impairment(1)	$83,148	$1,534,387	$—	$1,617,535
Ending balance, collectively evaluated for impairment	343,672	1,802,504	47,023	2,193,199

Financing receivables:
Ending balance	$39,605,332	$45,091,371	$—	$84,696,703
Ending balance, evaluated under the FVO or lower of cost or fair value	65,528	1,521,803	—	1,587,331
Ending balance, individually evaluated for impairment(1)	509,693	6,332,923	—	6,842,616
Ending balance, collectively evaluated for impairment	39,030,111	37,236,645	—	76,266,756

(1)	Consists of loans in troubled debt restructuring ("TDR") status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$453,019	$3,422,821	$47,023	$3,922,863
(Release of) / Provision for loan and lease losses	26,687	584,998	—	611,685
Charge-offs	(60,514)	(1,128,919)	—	(1,189,433)
Recoveries	9,056	599,437	—	608,493
Charge-offs, net of recoveries	(51,458)	(529,482)	—	(580,940)
ALLL, end of period	$428,248	$3,478,337	$47,023	$3,953,608

Reserve for unfunded lending commitments, beginning of period	$119,620	$776	$—	$120,396
(Release of) / Provision for unfunded lending commitments	(6,937)	20	—	(6,917)
Loss on unfunded lending commitments	(1,668)	—	—	(1,668)
Reserve for unfunded lending commitments, end of period	111,015	796	—	111,811
Total ACL, end of period	$539,263	$3,479,133	$47,023	$4,065,419

	Six-Month Period Ended June 30, 2017
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$449,835	$3,317,606	$47,023	$3,814,464
Provision for loan and lease losses	45,465	1,303,556	—	1,349,021
Charge-offs	(86,687)	(2,366,199)	—	(2,452,886)
Recoveries	19,635	1,223,374	—	1,243,009
Charge-offs, net of recoveries	(67,052)	(1,142,825)	—	(1,209,877)
ALLL, end of period	$428,248	$3,478,337	$47,023	$3,953,608

Reserve for unfunded lending commitments, beginning of period	$121,613	$806	$—	$122,419
Release of unfunded lending commitments	(8,797)	(10)	—	(8,807)
Loss on unfunded lending commitments	(1,801)	—	—	(1,801)
Reserve for unfunded lending commitments, end of period	111,015	796	—	111,811
Total ACL, end of period	$539,263	$3,479,133	$47,023	$4,065,419
Ending balance, individually evaluated for impairment(1)	$73,946	$1,636,770	$—	$1,710,716
Ending balance, collectively evaluated for impairment	354,302	1,841,567	47,023	2,242,892

Financing receivables:
Ending balance	$41,233,130	$44,227,460	$—	$85,460,590
Ending balance, evaluated under the FVO or lower of cost or fair value(1)	160,252	2,377,177	—	2,537,429
Ending balance, individually evaluated for impairment(1)	640,255	6,202,430	—	6,842,685
Ending balance, collectively evaluated for impairment	40,432,623	35,647,853	—	76,080,476

(1)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended			Six-Month Period Ended
	June 30, 2018			June 30, 2018
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$322,726	$2,782,640	$3,105,366	$384,167	$2,779,044	$3,163,211
(Release of) / Provision for loan and lease losses	(30,031)	397,433	367,402	(45,861)	884,593	838,732
Charge-offs	(76,265)	(921,748)	(998,013)	(181,775)	(2,000,263)	(2,182,038)
Recoveries	49,791	556,887	606,678	109,690	1,151,838	1,261,528
Charge-offs, net of recoveries	(26,474)	(364,861)	(391,335)	(72,085)	(848,425)	(920,510)
ALLL, end of period	$266,221	$2,815,212	$3,081,433	$266,221	$2,815,212	$3,081,433

	Three-Month Period Ended			Six-Month Period Ended
	June 30, 2017			June 30, 2017
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$495,221	$2,707,884	$3,203,105	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	55,141	502,256	557,397	81,266	1,162,779	1,244,045
Charge-offs	(150,143)	(939,328)	(1,089,471)	(338,829)	(1,947,381)	(2,286,210)
Recoveries	68,452	521,854	590,306	167,142	1,039,141	1,206,283
Charge-offs, net of recoveries	(81,691)	(417,474)	(499,165)	(171,687)	(908,240)	(1,079,927)
ALLL, end of period	$468,671	$2,792,666	$3,261,337	$468,671	$2,792,666	$3,261,337

Refer to Note 16 for discussion of contingencies and possible losses related to the impact of hurricane activity in regions where the Company has lending activities.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans:
Commercial:
CRE	$123,305	$139,236
Commercial and industrial	162,134	230,481
Multifamily	28,501	11,348
Other commercial	77,052	83,468
Total commercial loans	390,992	464,533
Consumer:
Residential mortgages	241,886	265,436
Home equity loans and lines of credit	125,834	134,162
RICs and auto loans - originated	1,924,294	1,816,226
RICs - purchased	203,346	256,617
Personal unsecured loans	7,035	2,366
Other consumer	8,570	10,657
Total consumer loans	2,510,965	2,485,464
Total non-accrual loans	2,901,957	2,949,997

Other real estate owned ("OREO")	118,502	130,777
Repossessed vehicles	147,430	210,692
Foreclosed and other repossessed assets	1,212	2,190
Total OREO and other repossessed assets	267,144	343,659
Total non-performing assets	$3,169,101	$3,293,656

Age Analysis of Past Due Loans

The servicing practices for RICs originated after January 1, 2017 changed such that there is an increase in the minimum payment requirements. While this change does impact the measurement of customer delinquencies, we concluded that it does not have a significant impact on the amount or timing of the recognition of credit losses and allowance for loan losses. For reporting of past due loans, with respect to RICs originated through our "Chrysler Capital" channel, the required minimum payment is 90% of the scheduled payment. With respect to RICs originated by the Company or acquired from an unaffiliated third-party originator on or after January 1, 2017, the required minimum payment is 90% of the scheduled payment, whereas previous to January 1, 2017, the required minimum payment for certain RICs was 50% of the scheduled payment. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	June 30, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$15,236	$82,133	$97,369	$8,956,033	$9,053,402	$—
Commercial and industrial (1)	66,136	81,113	147,249	14,613,986	14,761,235	—
Multifamily	5,538	8,369	13,907	8,310,018	8,323,925	—
Other commercial	23,740	2,954	26,694	7,440,076	7,466,770	—
Consumer:
Residential mortgages	189,762	194,558	384,320	9,338,096	9,722,416	—
Home equity loans and lines of credit	42,235	82,809	125,044	5,557,186	5,682,230	—
RICs and auto loans - originated	3,038,768	229,528	3,268,296	22,416,117	25,684,413	—
RICs and auto loans - purchased	300,474	21,587	322,061	924,545	1,246,606	—
Personal unsecured loans	91,172	100,735	191,907	2,041,849	2,233,756	88,162
Other consumer	14,351	10,379	24,730	497,220	521,950	—
Total	$3,787,412	$814,165	$4,601,577	$80,095,126	$84,696,703	$88,162

(1)	Commercial and industrial loans includes $65.5 million of LHFS at June 30, 2018.

(2)	Residential mortgages includes $257.7 million of LHFS at June 30, 2018.

(3)	RICs and auto loans includes $280.1 million of LHFS at June 30, 2018.

(4)	Personal unsecured loans includes $956.5 million of LHFS at June 30, 2018.

	As of
	December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$25,174	$100,524	$125,698	$9,153,527	$9,279,225	$—
Commercial and industrial	49,584	75,924	125,508	14,461,981	14,587,489	—
Multifamily	3,562	2,990	6,552	8,267,883	8,274,435	—
Other commercial	34,021	3,359	37,380	7,137,359	7,174,739	—
Consumer:
Residential mortgages	217,558	210,777	428,335	8,628,600	9,056,935	—
Home equity loans and lines of credit	50,919	91,975	142,894	5,764,839	5,907,733	—
RICs and auto loans - originated	3,405,721	327,045	3,732,766	20,449,706	24,182,472	—
RICs and auto loans - purchased	452,235	40,516	492,751	1,342,117	1,834,868	—
Personal unsecured loans	85,394	105,054	190,448	2,157,319	2,347,767	96,461
Other consumer	24,879	14,220	39,099	578,576	617,675	—
Total	$4,349,047	$972,384	$5,321,431	$77,941,907	$83,263,338	$96,461

(1)	Commercial and industrial loans included$149.2 million of LHFS at December 31, 2017.

(2)	Residential mortgages included $210.2 million of LHFS at December 31, 2017,

(3)	RICs and auto loans included $1.1 billion of LHFS at December 31, 2017.

(4)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2017.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	June 30, 2018
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$123,390	$131,958	$—	$124,898
Commercial and industrial	42,551	56,786	—	62,546
Multifamily	15,051	15,984	—	12,469
Other commercial	2,143	2,159	—	1,455
Consumer:
Residential mortgages	149,804	202,187	—	128,562
Home equity loans and lines of credit	52,375	54,442	—	52,386
RICs and auto loans - originated	8	8	—	4
RICs and auto loans - purchased	11,091	14,249	—	13,642
Personal unsecured loans(2)	31,380	31,380	—	31,186
Other consumer	4,138	4,138	—	6,848
With an allowance recorded:
Commercial:
CRE	88,132	101,985	12,762	92,906
Commercial and industrial	152,889	171,757	47,874	164,829
Multifamily	—	—	—	3,101
Other commercial	70,495	70,495	22,512	74,104
Consumer:
Residential mortgages	272,569	312,075	30,277	297,331
Home equity loans and lines of credit	62,999	75,158	5,221	63,913
RICs and auto loans - originated	4,886,182	4,921,618	1,243,143	4,837,241
RICs and auto loans - purchased	878,021	992,305	247,611	1,022,249
Personal unsecured loans	16,473	16,860	7,005	16,475
Other consumer	10,351	13,616	1,130	10,972
Total:
Commercial	$494,651	$551,124	$83,148	$536,308
Consumer	6,375,391	6,638,036	1,534,387	6,480,809
Total	$6,870,042	$7,189,160	$1,617,535	$7,017,117

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

(2)	Includes LHFS.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $475.0 million for the six-month period ended June 30, 2018 on approximately $5.8 billion of TDRs that were in performing status as of June 30, 2018.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

June 30, 2018	CRE	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$8,083,421	$13,542,599	$8,153,959	$7,331,209	$37,111,188
Special mention	622,906	786,928	116,139	57,189	1,583,162
Substandard	318,542	357,163	53,827	16,280	745,812
Doubtful	28,533	74,545	—	62,092	165,170
Total commercial loans	$9,053,402	$14,761,235	$8,323,925	$7,466,770	$39,605,332

(1)	Financing receivables include LHFS.

December 31, 2017	CRE	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$8,281,626	$13,176,248	$8,123,727	$7,059,627	$36,641,228
Special mention	645,835	941,683	105,225	29,657	1,722,400
Substandard	317,510	398,325	45,483	21,747	783,065
Doubtful	34,254	71,233	—	63,708	169,195
Total commercial loans	$9,279,225	$14,587,489	$8,274,435	$7,174,739	$39,315,888

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	June 30, 2018		December 31, 2017
(dollars in thousands)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
No FICO®(1)	$3,403,051	12.6%	$4,530,238	17.4%
<600	14,547,771	54.0%	13,395,203	51.4%
600-639	4,812,533	17.9%	4,332,278	16.7%
>=640	4,167,664	15.5%	3,759,621	14.5%
Total	$26,931,019	100.0%	$26,017,340	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs and auto loans include $280.1 million and $1.1 billion of LHFS at June 30, 2018 and December 31, 2017, respectively, that do not have an allowance.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
June 30, 2018	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$321,527	$6,177	$696	$125	$—	$—	$—	$328,525
<600	122	225,222	57,160	36,241	23,164	2,478	1,291	345,678
600-639	—	165,555	40,221	32,254	32,891	723	3,875	275,519
640-679	—	303,105	110,602	84,804	100,378	1,733	7,226	607,848
680-719	51	584,346	263,437	137,239	166,263	2,900	5,241	1,159,477
720-759	89	1,041,861	534,160	193,645	215,346	5,038	6,563	1,996,702
>=760	308	3,248,228	1,191,487	321,021	229,639	6,924	11,060	5,008,667
Grand Total	$322,097	$5,574,494	$2,197,763	$805,329	$767,681	$19,796	$35,256	$9,722,416
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

	Home Equity Loans and Lines of Credit(2)
June 30, 2018	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$182,480	$1,754	$967	$—	$—	$185,201
<600	7,595	194,995	66,231	16,682	5,645	291,148
600-639	5,127	161,678	53,759	7,206	6,776	234,546
640-679	3,788	289,718	120,930	14,430	7,646	436,512
680-719	7,299	511,686	229,819	22,310	13,956	785,070
720-759	7,402	749,367	319,806	25,554	14,540	1,116,669
>=760	13,709	1,830,019	701,053	56,261	32,042	2,633,084
Grand Total	$227,400	$3,739,217	$1,492,565	$142,443	$80,605	$5,682,230

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017
Performing	$5,809,300	$5,824,304
Non-performing	804,006	982,868
Total (1)	$6,613,306	$6,807,172

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2018 and 2017, respectively:

	Three-Month Period Ended June 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	24	$12,384	$347	$(1,771)	$1,313	$(893)	$11,380
Commercial and industrial	68	2,111	(1)	—	—	(2)	2,108
Consumer:
Residential mortgages(3)	54	8,403	—	—	—	(9)	8,394
Home equity loans and lines of credit	44	2,840	13	36	—	(24)	2,865
RICs and auto loans - originated	41,833	704,222	(920)	—	—	(8)	703,294
RICs - purchased	1,223	7,915	(27)	—	—	—	7,888
Personal unsecured loans	3,906	6,697	—	—	—	(199)	6,498
Other consumer	4	215	—	—	—	(1)	214
Total	47,156	$744,787	$(588)	$(1,735)	$1,313	$(1,136)	$742,641

	Six-Month Period Ended June 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	51	$46,892	$336	$(1,771)	$1,283	$(1,994)	$44,746
Commercial and industrial	149	5,895	(4)	—	—	(133)	5,758
Consumer:
Residential mortgages(3)	115	18,330	—	—	—	(729)	17,601
Home equity loans and lines of credit	138	8,944	13	36	—	(256)	8,737
RICs and auto loans - originated	74,783	1,271,621	(1,489)	—	—	(80)	1,270,052
RICs - purchased	2,842	20,239	(76)	—	—	(22)	20,141
Personal unsecured loans	7,568	13,038	—	—	—	(284)	12,754
Other consumer	7	224	—	—	—	(5)	219
Total	85,653	$1,385,183	$(1,220)	$(1,735)	$1,283	$(3,503)	$1,380,008
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
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	31	$129,322	$(14,269)	$127	$(13,482)	$(669)	$101,029
Commercial and industrial	145	4,373	(3)	—	—	(4)	4,366
Consumer:
Residential mortgages(3)	60	12,981	6	—	—	116	13,103
Home equity loans and lines of credit	17	1,411	—	—	—	417	1,828
RICs and auto loans - originated	45,843	797,572	(787)	—	—	(40)	796,745
RICs - purchased	24	101	(1)	—	—	—	100
Personal unsecured loans	3,572	6,038	—	—	—	(68)	5,970
Other consumer	48	1,421	—	—	—	1	1,422
Total	49,740	$953,219	$(15,054)	$127	$(13,482)	$(247)	$924,563

	Six-Month Period Ended June 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Principal Forbearance	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	55	$159,323	$(14,271)	$127	$(13,481)	$(329)	$131,369
Commercial and industrial	387	12,407	(7)	—	—	(4)	12,396
Consumer:
Residential mortgages(3)	149	28,974	6	133	—	(200)	28,913
Home equity loans and lines of credit	36	2,843	—	—	—	538	3,381
RICs and auto loans - originated	96,753	1,704,171	(1,721)	—	—	(147)	1,702,303
RICs - purchased	79	390	(6)	—	—	(2)	382
Personal unsecured loans	7,890	13,140	—	—	—	(113)	13,027
Other consumer	107	3,539	—	—	—	—	3,539
Total	105,456	$1,924,787	$(15,999)	$260	$(13,481)	$(257)	$1,895,310
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2018 and June 30, 2017, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2018		2017		2018		2017
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	2	$309	3	$217	4	$593	5	$439
Commercial and industrial	42	1,275	45	1,699	94	2,795	102	3,632
Consumer:
Residential mortgages	32	3,967	67	10,306	96	12,835	120	15,065
Home equity loans and lines of credit	13	608	2	37	20	1,159	4	210
RICs and auto loans	8,786	145,373	10,940	193,280	20,808	347,042	23,221	407,282
Personal Unsecured loans	57	566	1,013	2,522	2,381	3,809	1,936	4,740
Other consumer	1	5	11	158	2	15	22	276
Total	8,933	$152,103	12,081	$208,219	23,405	$368,248	25,410	$431,644

(1)	The recorded investment represents the period-end balance at June 30, 2018 and 2017. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Leased vehicles	$15,885,554	$14,751,568
Origination fees and other costs	45,685	27,246
Manufacturer subvention payments	(1,152,531)	(1,047,113)
Leased vehicles, gross	14,778,708	13,731,701
Less: accumulated depreciation	(3,051,322)	(3,333,125)
Leased vehicles, net	11,727,386	10,398,576

Commercial equipment vehicles and aircraft, gross	133,142	93,981
Less: accumulated depreciation	(26,306)	(18,249)
Commercial equipment vehicles and aircraft, net	106,836	75,732

Total operating lease assets, net	$11,834,222	$10,474,308

NOTE 5. OPERATING LEASE ASSETS, NET (continued)

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2018 (in thousands):

2018	$1,065,036
2019	1,676,115
2020	991,768
2021	175,753
2022	10,655
Thereafter	16,679
Total	$3,936,006

Lease income for the three-month and six-month periods ended June 30, 2018 was $569.3 million and $1.1 billion, respectively, compared to $489.0 million and $985.1 million, respectively, for the three-month and six-month periods ended June 30, 2017.

During the three-month and six-month periods ended June 30, 2018, the Company recognized $65.7 million and $118.9 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term compared to $39.8 million and $62.5 million for the corresponding periods in 2017, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense for the three-month and six-month periods ended June 30, 2018 was $436.8 million and $861.1 million, respectively, compared to $369.2 million and $728.0 million respectively, for the three-month and six-month periods ended June 30, 2017.

NOTE 6. VIEs

The Company transfers RICs and vehicle leases into newly-formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs in the Condensed Consolidated Financial Statements.

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

(in thousands)	June 30, 2018	December 31, 2017
Assets
Restricted cash	$1,657,399	$1,995,557
Loans(1)(2)	23,095,829	22,712,864
Operating lease assets, net	11,729,482	10,160,327
Various other assets	701,267	733,123
Total Assets	$37,183,977	$35,601,871
Liabilities
Notes payable(2)	$29,515,015	$28,469,999
Various other liabilities	221,065	197,969
Total Liabilities	$29,736,080	$28,667,968
(1) Includes $63.9 million and $1.1 billion of RICs HFS at June 30, 2018 and December 31, 2017, respectively.
(2) Reflects the impacts of purchase accounting.

NOTE 6. VIEs (continued)

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

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income. As of June 30, 2018 and December 31, 2017, the Company was servicing $26.3 billion and $26.1 billion, respectively, of RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

Below is a summary of the cash flows received from the on-balance sheet Trusts for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2018	2017	2018	2017
Assets securitized	$6,511,953	$4,750,103	$13,752,897	$12,396,728

Net proceeds from new securitizations (1)	$4,581,874	$3,485,091	$8,058,196	$9,061,892
Net proceeds from sale of retained bonds	382,022	157,763	593,632	273,733
Cash received for servicing fees (2)	213,900	215,994	429,690	424,917
Net distributions from Trusts (2)	780,834	729,557	1,325,986	1,407,786
Total cash received from Trusts	$5,958,630	$4,588,405	$10,407,504	$11,168,328
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three- and six-month periods ended June 30, 2018, the Company sold $1.2 billion and $2.6 billion of gross RICs to VIEs in off-balance sheet securitizations for a loss of $3.2 million and $20.1 million, respectively. During the three and six months ended June 30, 2017, the Company sold $0.5 billion and $1.2 billion of gross RICs to VIEs in off-balance sheet securitizations for a loss of $3.5 million and $6.2 million, respectively. The transactions were executed under securitization platforms with Santander. Santander holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

As of June 30, 2018 and December 31, 2017, the Company was servicing $4.9 billion and $3.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	June 30, 2018	December 31, 2017
Spain Private Auto Issuing Note ("SPAIN") trust	$3,967,665	$2,024,016
Total serviced for related parties	3,967,665	2,024,016

Chrysler Capital securitizations	960,057	1,404,232
Total serviced for third parties	960,057	1,404,232
Total serviced for other portfolio	$4,927,722	$3,428,248

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

NOTE 6. VIEs (continued)

A summary of the cash flows received from the off-balance sheet Trusts for the periods indicated is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2018	2017	2018	2017
Assets securitized (1)	$1,156,060	$536,309	$2,631,313	$1,236,331

Net proceeds from new securitizations	$1,160,119	$538,478	$2,634,919	$1,240,797
Cash received for servicing fees	12,616	11,970	20,694	13,368
Total cash received from Trusts	$1,172,735	$550,448	$2,655,613	$1,254,165
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents the Company's goodwill by its reporting units at June 30, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	CIB	SC	Total
Goodwill	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During the second quarter of 2018, Santander renamed its Global and Corporate Banking ("GCB") business to Corporate and Investment Banking (CIB) to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to composition of the reportable segment or reporting unit as a result of this change.

There were no re-allocations of goodwill for the three-month period ended June 30, 2018. During the first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 18 for further discussion on the change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, have been combined.

There were no additions or impairments of goodwill for the three-month and six-month periods ended June 30, 2018. There were no additions, impairments, or re-allocations of goodwill for the three-month or six-month periods ended June 30, 2017.

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

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

	June 30, 2018		December 31, 2017
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$406,804	$(173,196)	$426,411	$(153,589)
Chrysler relationship	72,500	(66,250)	80,000	(58,750)
Trade name	15,300	(2,700)	15,900	(2,100)
Other intangibles	10,590	(58,745)	13,442	(56,021)
Total intangibles subject to amortization	$505,194	$(300,891)	$535,753	$(270,460)

At June 30, 2018 and December 31, 2017, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $15.3 million and $30.6 million and for the three-month and six-month periods ended June 30, 2018, respectively, and $15.4 million and $30.9 million for the three-month and six-month periods ended June 30, 2017, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2018	$60,649	$30,576	$30,073
2019	58,978	—	58,978
2020	58,645	—	58,645
2021	39,892	—	39,892
2022	39,892	—	39,892
Thereafter	277,714	—	277,714

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Income tax receivables	$301,206	$292,220
Derivative assets at fair value	645,608	448,977
Other repossessed assets	148,641	212,882
MSRs	161,294	149,197
Prepaid expenses	156,800	172,547
OREO	118,503	130,777
Deferred tax asset, net	761,171	771,652
Accrued interest receivable	535,773	563,607
Equity method investments	204,116	194,434
Miscellaneous assets and receivables	897,139	696,134
Total other assets	$3,930,251	$3,632,427

Income tax receivables

Income tax receivables consists primarily of accrued federal tax receivables.

NOTE 8. OTHER ASSETS (continued)

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

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At June 30, 2018 and December 31, 2017, the balance of these loans serviced for others accounted for at fair value was $14.6 billion and $14.9 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. The fair value of the MSRs at June 30, 2018 and December 31, 2017 were $158.5 million and $146.0 million, respectively. See further discussion on the valuation of the MSRs in Note 14. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

For the three-month and six-month periods ended June 30, 2018, the Company recorded net changes in the fair value of MSRs due to valuation totaling $(1.3) million and $13.8 million, respectively, compared to $(1.2) million and $0.3 million for the corresponding periods in 2017.

The following table presents a summary of activity for the Company's residential MSRs that are included in the Condensed Consolidated Balance Sheets:

	Three-Month Period Ended		Six-Month Period Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Fair value at beginning of period(1)	$160,130	$149,455	$145,993	$146,589
Mortgage servicing assets recognized	2,841	2,866	5,597	8,597
Principal reductions	(3,227)	(5,037)	(6,889)	(9,358)
Change in fair value due to valuation assumptions	(1,274)	(1,193)	13,769	263
Fair value at end of period(1)	$158,470	$146,091	$158,470	$146,091

(1)
The Company had total MSRs of $161.3 million and $149.2 million as of June 30, 2018 and December 31, 2017, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or market and are not presented within this table.

Deferred tax assets, net

The Company generates deferred tax assets from its normal operating and investing activities. These include deferred tax assets arising from business credits and carryforwards as well as timing difference related to the mark-to-market adjustments on investments recorded at fair value and recording of the allowance for loan losses. Refer to Note 13 of these Condensed Consolidated Financial Statements for more information on tax-related activities.

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

NOTE 8. OTHER ASSETS (continued)

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables and unapplied payments. The second quarter increase is due to increases in subvention receivables and due from others, primarily at SIS, offset by decreases in investment receivables and wire transfer clearing.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$8,439,484	13.7%	$8,784,597	14.4%
Non-interest-bearing demand deposits	15,430,518	25.1%	15,402,235	25.3%
Savings	5,914,126	9.6%	5,903,897	9.7%
Customer repurchase accounts	580,451	0.9%	802,119	1.4%
Money market	25,392,936	41.3%	24,530,661	40.3%
CDs	5,799,033	9.4%	5,407,594	8.9%
Total Deposits (1)	$61,556,548	100.0%	$60,831,103	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $8.6 billion and $9.1 billion at June 30, 2018 and December 31, 2017, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.3 billion and $2.3 billion at June 30, 2018 and December 31, 2017, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $107.6 million and $38.9 million at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had $1.6 billion and $1.3 billion of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at June 30, 2018 were $38.8 billion, compared to $39.0 billion at December 31, 2017. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month and six-month periods ended June 30, 2018.

SHUSA

During the first quarter of 2018, the Company repurchased $63.2 million of its 3.45% senior notes due 2018 and $336.8 million of its 2.70% senior notes due 2019.

During the second quarter of 2018, the Company issued $427.9 million of senior floating rate notes in a private offering. These notes have a floating rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 100 basis points. The proceeds of these notes will be used for general corporate purposes.

NOTE 10. BORROWINGS (continued)

The Company recorded loss on debt extinguishment of $1.2 million and $3.4 million for the three-month and six-month periods ended June 30, 2018, respectively, which include amounts related to debt repurchases and early repayments at SHUSA and the Bank, compared to $4.0 million and $10.7 million for the three-month and six-month periods ended June 30, 2017, respectively.

On July 2, 2018, the Company completed a cash tender offer for $484.5 million of its outstanding $663.2 million 2.700% Senior Notes Due 2019.

On July 19, 2018, SHUSA's Board of Directors approved the redemption of Sovereign Capital Trust IX junior subordinated debentures and common securities. The redemption is expect to occur in October 2018 consistent with the terms of the trust.

Parent Company and other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes, due August 2018	$181,305	3.62%	$244,317	3.62%
2.70% senior notes, due May 2019	662,531	2.82%	998,349	2.82%
2.65% senior notes, due April 2020	997,037	2.82%	996,238	2.82%
3.70% senior notes, due March 2022	1,440,053	3.74%	1,440,044	3.74%
3.40% senior notes, due January 2023	994,241	3.54%	993,662	3.54%
4.50% senior notes, due July 2025	1,095,705	4.56%	1,095,449	4.56%
4.40% senior notes, due July 2027	1,049,793	4.40%	1,049,787	4.40%
Junior subordinated debentures - Sovereign Capital Trust IX, due July 2036	149,477	4.13%	149,462	3.14%
Common securities - Sovereign Capital Trust IX	4,640	4.13%	4,640	3.14%
Senior notes, due July 2019 (1)	388,698	2.98%	388,565	2.31%
Senior notes, due September 2019 (1)	370,923	2.89%	370,754	2.34%
Senior notes, due January 2020 (1)	302,607	2.98%	302,494	2.40%
Senior notes, due September 2020 (2)	113,030	3.27%	115,804	3.32%
Senior notes, due June 2022(1)	427,838	3.67%	—	—%
Subsidiaries
2.00% subordinated debt, maturing through 2042	40,761	2.00%	40,842	2.00%
Short-term borrowings, due within one year, maturing through 2018	4,857	0.67%	24,000	1.38%
Total due to others overnight, due within one year, due July 2018	23,600	1.90%	10,000	1.38%
Short-term borrowings, due within one year, maturing July 2018	21,357	0.25%	37,546	0.25%
Short-term borrowings, due within one year, maturing through 2018		—%	7,123	0.83%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$8,268,453	3.59%	$8,269,076	3.45%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) These notes will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
8.750% subordinated debentures, due May 2018	$—	—%	$192,019	8.92%
Subordinated term loan, due February 2019	104,912	7.63%	111,883	7.12%
FHLB advances, maturing through July 2019	1,300,000	2.34%	1,950,000	1.53%
Securities sold under repurchase agreements	—	—%	150,000	1.56%
Real estate investment trust preferred, due May 2020	144,877	13.21%	144,167	13.35%
Subordinated term loan, due August 2022	27,212	9.29%	27,911	8.89%
Total Bank borrowings and other debt obligations	$1,577,001	3.81%	$2,575,980	3.07%

The Bank had outstanding irrevocable letters of credit totaling $560.5 million from the FHLB of Pittsburgh at June 30, 2018, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$518,345	$1,250,000	3.36%	$780,594	$5,068
Warehouse line, due November 2019	78,620	500,000	5.06%	89,182	411
Warehouse line, due August 2019(2)	1,832,943	3,900,000	3.86%	2,310,677	10,261
Warehouse line, due October 2019	364,777	1,800,000	4.44%	529,183	180
Warehouse line, due October 2019	217,465	400,000	3.45%	328,840	158
Warehouse line, due August 2019	287,484	500,000	3.56%	410,567	24,525
Warehouse line, due November 2020	417,499	1,000,000	3.17%	632,984	8
Warehouse line, due October 2018	214,500	300,000	3.66%	248,608	333
Warehouse line, due December 2018	115,100	300,000	4.01%	181,621	855
Repurchase facility, maturing on various dates(3)(4)	179,934	179,934	3.78%	259,860	17,818
Repurchase facility, due July 2018(4)(5)	92,167	92,167	3.51%	129,440	—
Repurchase facility, due September 2018(4)	68,682	68,682	3.56%	92,358	—
Repurchase facility, due December 2018(4)	115,307	115,307	3.58%	156,202	—
Line of credit with related party, due December 2018(6)	—	1,000,000	3.09%	—	—
Line of credit with related party, due December 2018(6)	122,200	750,000	4.60%	129,268	538
Total SC revolving credit facilities	$4,625,023	$12,156,090	3.76%	$6,279,384	$60,155

(1)	As of June 30, 2018, one-half of the outstanding balance on this facility matures in March 2019 and the remaining balance matures in March 2020.

(2)	This line is held exclusively for financing of Chrysler Capital leases.
(3) The maturity of this repurchase facility ranges from July 2018 to September 2018. Approximately 38% of this matured and settled in July 2018.

(4)
These repurchase facilities are collateralized by securitization notes payable retained by SC. No portion of these facilities is unsecured. These facilities have rolling maturities of up to one year. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retrained securities pledged. In some instances, SC places or receives cash collateral with counterparties under collateral arrangements associated with SC's repurchase agreements.

(5) This repurchase facility was settled on maturity in July 2018.

(6)	These lines are also collateralized by securitization notes payable and residuals retained by SC. As of June 30, 2018, no portion of these facilities was unsecured.

NOTE 10. BORROWINGS (continued)

	December 31, 2017
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates	$339,145	$1,250,000	2.53%	$461,353	$12,645
Warehouse line, due November 2019	435,220	500,000	1.92%	521,365	16,866
Warehouse line, due August 2019	2,044,843	3,900,000	2.96%	2,929,890	53,639
Warehouse line, due October 2019	226,577	1,800,000	4.95%	311,336	6,772
Warehouse line, due October 2019	81,865	400,000	4.09%	114,021	3,057
Warehouse line, due January 2018	336,484	500,000	2.87%	473,208	—
Warehouse line, due November 2019	403,999	1,000,000	2.66%	546,782	14,729
Warehouse line, due October 2018	235,700	300,000	2.84%	289,634	10,474
Warehouse line, due December 2018	—	300,000	1.49%	—	—
Repurchase facility, maturing on various dates	325,775	325,775	3.24%	474,188	13,842
Repurchase facility, due April 2018	202,311	202,311	2.67%	264,120	—
Repurchase facility, due March 2018	147,500	147,500	3.91%	222,108	—
Repurchase facility, due March 2018	68,897	68,897	3.04%	95,762	—
Line of credit with related party, due December 2018	—	1,000,000	3.09%	—	—
Line of credit with related party, due December 2018	750,000	750,000	1.33%	—	—
Total SC revolving credit facilities	$5,598,316	$12,444,483	2.73%	$6,703,767	$132,024

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations, maturing on various dates(1)	$18,596,271	$39,882,682	1.16% - 3.53%	$23,831,801	$1,588,592
SC privately issued amortizing notes, maturing on various dates	5,704,630	12,938,389	0.88% - 2.89%	6,998,005	26,675
Total SC secured structured financings	$24,300,901	$52,821,071	0.88% - 3.53%	$30,829,806	$1,615,267
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by the SC's collateral overages of other issuances.

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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of June 30, 2018 and December 31, 2017, SC had private issuances of notes backed by vehicle leases outstanding totaling $6.0 billion and $3.7 billion, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and six-month periods ended June 30, 2018 and 2017, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2018			March 31, 2018		June 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(21,956)	$6,772	$(15,184)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	15,332	(4,887)	10,445
Net unrealized (losses) on cash flow hedge derivative financial instruments	(6,624)	1,885	(4,739)	$(23,752)	$(4,739)	$(28,491)

Change in unrealized (losses) on investments in debt securities AFS	(46,198)	11,459	(34,739)
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(419)	104	(315)
Net unrealized (losses) on investments in debt securities AFS	(46,617)	11,563	(35,054)	(290,522)	(35,054)	(325,576)
Pension and post-retirement actuarial gain(3)	842	(217)	625	(56,007)	625	(55,382)

As of June 30, 2018	$(52,399)	$13,231	$(39,168)	$(370,281)	$(39,168)	$(409,449)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2018			December 31, 2017		June 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(33,417)	$2,018	$(31,399)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	13,645	(4,349)	9,296
Net unrealized (losses) on cash flow hedge derivative financial instruments	(19,772)	(2,331)	(22,103)	$(6,388)	$(22,103)	$(28,491)

Change in unrealized (losses) on investments in debt securities AFS	(168,442)	22,246	(146,196)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	244	(32)	212
Net unrealized (losses) on investments in debt securities AFS	(168,198)	22,214	(145,984)	(140,498)	(145,984)
Cumulative effect of adoption of new ASUs(4)					(39,094)
Net unrealized (losses) on investments in debt securities AFS - upon adoption					(185,078)	(325,576)

Pension and post-retirement actuarial gain(3)	1,684	(5,521)	(3,837)	(51,545)	(3,837)	(55,382)

As of June 30, 2018	$(186,286)	$14,362	$(171,924)	$(198,431)	$(211,018)	$(409,449)

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended June 30, 2017			March 31, 2017		June 30, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$10,205	$(596)	$9,609
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(4,072)	986	(3,086)
Net unrealized gains on cash flow hedge derivative financial instruments	6,133	390	6,523	$(9,212)	$6,523	$(2,689)

Change in unrealized gains on investment securities AFS	36,480	(14,369)	22,111
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(11,125)	4,363	(6,762)
Net unrealized gains on investment securities AFS	25,355	(10,006)	15,349	(109,785)	15,349	(94,436)

Pension and post-retirement actuarial gain(4)	911	(355)	556	(55,244)	556	(54,688)

As of June 30, 2017	$32,399	$(9,971)	$22,428	$(174,241)	$22,428	$(151,813)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2017			December 31, 2016		June 30, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$12,151	$(3,430)	$8,721
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(6,459)	1,774	(4,685)
Net unrealized gains on cash flow hedge derivative financial instruments	5,692	(1,656)	4,036	$(6,725)	$4,036	$(2,689)

Change in unrealized gains on investment securities AFS	67,928	(24,477)	43,451
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(11,125)	3,992	(7,133)
Net unrealized gains on investment securities AFS	56,803	(20,485)	36,318	(130,754)	36,318	(94,436)

Pension and post-retirement actuarial gain(4)	1,824	(783)	1,041	(55,729)	1,041	(54,688)
As of June 30, 2017	$64,319	$(22,924)	$41,395	$(193,208)	$41,395	$(151,813)

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

NOTE 12. DERIVATIVES

General

The Company uses derivative financial instruments primarily to manage exposure to interest rate, foreign exchange, equity and credit risk, as well as to manage the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities, and often sells commercial loan customers derivative products to hedge interest rate risk associated with loans made to them by the Bank. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes for its own account. The fair value of all derivative balances is recorded within Other assets and Other liabilities on the Condensed Consolidated Balance Sheets.

See Note 14 for discussion of the valuation methodology for derivative instruments.

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the Overnight Indexed Swap ("OIS") rate or LIBOR), security, credit spread or index.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2018, derivatives in this category had a fair value of $1.5 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the second quarter of 2018, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of June 30, 2018 and December 31, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $10.6 million and $10.4 million, respectively. The Company had $11.9 million and $15.7 million in cash and securities collateral posted to cover those positions as of June 30, 2018 and December 31, 2017, respectively.

NOTE 12. DERIVATIVES (continued)

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

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities (including its borrowed funds). All of these swaps have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2018, the Company expected $41.5 million of gains/losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2018 and December 31, 2017 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,446,114	$74,833	$1,794	1.44%	2.30%	1.81
Pay variable - receive fixed interest rate swaps	4,000,000	—	127,205	1.41%	2.02%	2.53
Interest rate floor	1,600,000	6,133	—	—%	—%	2.20
Total	$10,046,114	$80,966	$128,999	1.20%	1.82%	2.16

December 31, 2017
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$5,183,511	$46,422	$4,458	0.05%	0.14%	2.12
Pay variable - receive fixed interest rate swaps	4,000,000	—	80,453	1.41%	1.42%	3.02
Interest rate floor	1,000,000	3,020	—	—%	—%	2.64
Total	$10,183,511	$49,442	$84,911	0.58%	0.63%	2.53

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

NOTE 12. DERIVATIVES (continued)

Mortgage Banking Derivatives

The Company's derivatives portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Company originates fixed-rate and adjustable rate residential mortgages. It sells a portion of this production to the FHLMC, FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

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

Other derivative activities

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Foreign exchange contracts, which include spot and forward contracts as well as cross-currency swaps, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date and may or may not be physically settled depending on the Company’s needs. Exposure to gains and losses on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an overnight indexed swap, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage the Company's market risk associated with certain investments and customer deposit products.

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2018 and December 31, 2017 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Mortgage banking derivatives:
Forward commitments to sell loans	$406,350	$311,852	$—	$3	$1,209	$459
Interest rate lock commitments	188,088	126,194	2,384	2,105	—	—
Mortgage servicing	420,000	330,000	2,887	193	15,214	2,092
Total mortgage banking risk management	1,014,438	768,046	5,271	2,301	16,423	2,551

Customer related derivatives:
Swaps receive fixed	10,638,573	9,328,079	30,822	72,912	189,772	70,348
Swaps pay fixed	10,935,332	9,576,893	247,558	110,109	23,340	51,380
Other	2,018,242	1,834,962	14,487	19,971	12,523	18,308
Total customer related derivatives	23,592,147	20,739,934	292,867	202,992	225,635	140,036

Other derivative activities:
Foreign exchange contracts	3,524,342	2,764,999	50,331	24,932	38,434	25,521
Interest rate swap agreements	2,625,796	1,749,349	19,596	9,596	1,243	1,631
Interest rate cap agreements	9,225,194	10,932,707	199,053	135,942	—	32,109
Options for interest rate cap agreements	9,207,853	10,906,081	—	32,165	199,131	135,824
Other	967,997	824,786	5,321	5,874	8,024	5,228
Total	$50,157,767	$48,685,902	$572,439	$413,802	$488,890	$342,900

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2018 and 2017:

(in thousands)		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity(1)	Line Item	2018	2017	2018	2017

Fair value hedges:
Interest rate swaps	Net Interest Income	—	(2,162)	—	(2,162)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	7,925	(4,084)	$10,689	$(6,471)
Pay variable receive-fixed interest rate swap	Interest income on loans	(5,023)	(3,506)	(7,043)	(6,287)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(239)	3,625	(753)	(7,315)
Interest rate lock commitments	Miscellaneous income, net	131	(1,414)	279	580
Mortgage servicing	Miscellaneous income, net	(3,532)	1,503	(10,427)	2,000
Customer related derivatives	Miscellaneous income, net	5,360	(1,124)	7,946	(2,737)
Foreign exchange	Miscellaneous income, net	4,520	886	5,808	3,146
Interest rate swaps, caps, and options	Miscellaneous income, net	193	4	10,232	1,511
	Interest expense	—	(1,068)	—	3,662

Total return settlement	Other administrative expenses	—	—	—	(505)
Other	Miscellaneous income, net	(392)	557	(3,545)	(944)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in Other comprehensive income for cash flow hedge derivatives were losses of $15.2 million and $31.4 million, net of tax, for the three-month and six-month periods ended June 30, 2018, respectively, and gains of $9.6 million and $8.7 million for the three-month and six-month periods ended June 30, 2017.

The amount of gain reclassified from Other comprehensive income into earnings for cash flow hedge derivatives was $10.4 million and $9.3 million, net of tax, for the three-month and six-month periods ended June 30, 2018, respectively, and the amount of loss reclassified from Other comprehensive income into earnings for cash flow hedge derivatives was $3.1 million and $4.7 million, net of tax, for the three-month and six-month periods ended June 30, 2017.

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

The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable nettable ISDA Master Agreement for all trades executed after April 1, 2013. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Condensed Consolidated Balance Sheets” section of the tables below. Prior to April 1, 2013, the Company had elected to net all caps, floors, and interest rate swaps when it had an ISDA Master Agreement with the counterparty. The collateral received or pledged in connection with these transactions is disclosed within the “Gross amounts offset in the Condensed Consolidated Balance Sheets" section of the tables below.

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018
Cash flow hedges	$80,966	$—	$80,966	$—	$43,921	$37,045
Other derivative activities(1)	570,055	7,739	562,316	1,987	145,171	415,158
Total derivatives subject to a master netting arrangement or similar arrangement	651,021	7,739	643,282	1,987	189,092	452,203
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,384	—	2,384	—	—	2,384
Total Derivative Assets	$653,405	$7,739	$645,666	$1,987	$189,092	$454,587

December 31, 2017
Cash flow hedges	$49,442	$—	$49,442	$—	$3,076	$46,366
Other derivative activities(1)	411,697	6,731	404,966	2,021	77,975	324,970
Total derivatives subject to a master netting arrangement or similar arrangement	461,139	6,731	454,408	2,021	81,051	371,336
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,105	—	2,105	—	—	2,105
Total Derivative Assets	$463,244	$6,731	$456,513	$2,021	$81,051	$373,441

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2018
Cash flow hedges	$128,999	$—	$128,999	$—	$—	$128,999
Other derivative activities(1)	487,681	20,187	467,494	—	353,640	113,854
Total derivatives subject to a master netting arrangement or similar arrangement	616,680	20,187	596,493	—	353,640	242,853
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,209	—	1,209	—	—	1,209
Total Derivative Liabilities	$617,889	$20,187	$597,702	$—	$353,640	$244,062

December 31, 2017
Cash flow hedges	$84,911	$—	$84,911	$—	$622	$84,289
Other derivative activities(1)	342,752	16,236	326,516	—	165,716	160,800
Total derivatives subject to a master netting arrangement or similar arrangement	427,663	16,236	411,427	—	166,338	245,089
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	148	—	148	—	—	148
Total Derivative Liabilities	$427,811	$16,236	$411,575	$—	$166,338	$245,237

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 13. INCOME TAXES

An income tax provision of $168.0 million and $263.4 million was recorded for the three-month and six-month periods ended June 30, 2018, respectively, compared to $92.0 million and $170.9 million for the corresponding periods in 2017. This resulted in an effective tax rate ("ETR") of 31.9% and 29.9% for the three-month and six-month periods ended June 30, 2018, respectively, compared to 24.2% and 27.5% for the corresponding periods in 2017.

The increase in the ETR for the three-month and six-month periods ended June 30, 2018 is primarily due to the tax benefit recognized during the three month period ended June 30, 2017 upon the assertion that undistributed earnings of a Puerto Rico subsidiary would be indefinitely reinvested outside the U.S. During the three months ended December 31, 2017, the Company changed its assertion to reflect a change in management’s strategic objective to no longer permanently reinvest the earnings. The increase was partially offset by the reduction in the federal corporate income tax rate as a result of the TCJA.

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

In November 2015, the Federal District Court granted the Company's motions for summary judgment and later ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment, and the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court, finding that the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The case was remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. Upon remand, the Company filed motions for summary judgment regarding the remaining issues; however, on July 17, 2018, the Court denied the Company’s motions. The Company is currently assessing its legal options.

In response to the First Circuit's decision, at December 31, 2016, the Company used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.8 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. Over the next 12 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $36.8 million to no change.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated other comprehensive income are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax liability balance of $382.8 million at June 30, 2018 (consisting of a deferred tax asset balance of $761.2 million and a deferred tax liability balance of $1.1 billion), compared to a net deferred tax liability balance of $198.3 million at December 31, 2017 (consisting of a deferred tax asset balance of $771.7 million and a deferred tax liability balance of $970.0 million). The $184.5 million increase in net deferred liabilities for the six-month period ended June 30, 2018 was primarily due to an increase in deferred tax liabilities related to accelerated depreciation from leasing transactions; an increase in the deferred tax asset valuation allowance; and a decrease in deferred tax assets on loans marked to market for income tax purposes partially offset by an increase in deferred tax assets related to net operating losses.

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

As of June 30, 2018, $14.3 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $342.0 million of these financial assets were measured using quoted market prices for identical instruments, or Level 1 inputs. Approximately $13.3 billion of these financial assets were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $659.8 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.6% of total assets measured at fair value on a recurring basis and approximately 0.5% of total consolidated assets.

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

NOTE 14. FAIR VALUE (continued)

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. Transfers in and out of Levels 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

There were no transfers between Levels 1, 2 or 3 during the six-month periods ended June 30, 2018 and 2017 for any assets or liabilities valued at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2018 and December 31, 2017.

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Financial assets:
U.S. Treasury securities	$342,021	$1,275,781	$—	$1,617,802	$139,615	$858,497	$—	$998,112
Corporate debt	—	6,453	—	6,453	—	11,660	—	11,660
ABS	—	130,621	346,856	477,477	—	156,910	350,252	507,162
State and municipal securities	—	20	—	20	—	23	—	23
MBS	—	10,963,121	—	10,963,121	—	12,885,412	—	12,885,412
Investment in debt securities AFS(3)(6)	342,021	12,375,996	346,856	13,064,873	139,615	13,912,502	350,252	14,402,369
Other investments - trading securities	1	1,873	—	1,874	1	—	—	1
RICs HFI(4)	—	—	152,082	152,082	—	—	186,471	186,471
LHFS (1)(5)	—	238,864	—	238,864	—	197,691	—	197,691
MSRs (2)	—	—	158,470	158,470	—	—	145,993	145,993
Other assets - derivatives (3)	—	651,021	2,384	653,405	—	461,139	2,105	463,244
Total financial assets	$342,022	$13,267,754	$659,792	$14,269,568	$139,616	$14,571,332	$684,821	$15,395,769
Financial liabilities:
Other liabilities - derivatives (3)	—	616,050	1,839	617,889	—	427,217	594	427,811
Total financial liabilities	$—	$616,050	$1,839	$617,889	$—	$427,217	$594	$427,811

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company has total MSRs of $161.3 million and $149.2 million as of June 30, 2018.and December 31, 2017, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired commercial LHFI	$—	$127,803	$324,816	$452,619	$—	$226,832	$356,343	$583,175
Foreclosed assets	—	11,951	98,241	110,192	—	20,011	106,581	126,592
Vehicle inventory	—	255,361	—	255,361	—	325,203	—	325,203
LHFS(1)	—	—	1,320,960	1,320,960	—	—	2,324,830	2,324,830
Auto loans impaired due to bankruptcy	—	162,184	—	162,184	—	121,578	—	121,578
MSRs	—	—	9,358	9,358	—	—	9,273	9,273

(1)	These amounts include $956.4 million and $1.1 billion of personal loans held for sale that are impaired as of June 30, 2018 and December 31, 2017, respectively.

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $402.5 million and $491.5 million at June 30, 2018 and December 31, 2017, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

The Company's LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consist of personal, commercial, and RICs LHFS. The estimated fair value for these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations. The lower of cost or fair value adjustment for personal LHFS includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.

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

NOTE 14. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended June 30, 2018		Six-Month Period Ended June 30,
(in thousands)	Statement of Operations Location	2018	2017	2018	2017
Impaired LHFI	Provision for credit losses	$29,891	$12,969	$579	$(32,803)
Foreclosed assets	Miscellaneous income(1)	(2,129)	(2,929)	(4,601)	(4,671)
LHFS	Provision for credit losses	(6)	(13,200)	(387)	(13,200)
LHFS	Miscellaneous income(1)	(79,221)	(95,921)	(149,711)	(162,042)
Auto loans impaired due to bankruptcy	Provision for credit losses	(6,667)	(24,513)	(88,812)	(48,113)
MSRs	Miscellaneous income, net	929	102	380	197

(1)	These amounts reduce Miscellaneous income.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and six-month periods ended June 30, 2018 and 2017, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended June 30, 2018					Three-Month Period Ended June 30, 2017
(in thousands)	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total	Investments AFS	RICs Held for Investment	MSRs	Derivatives	Total
Balances, beginning of period	$348,634	$167,597	$160,130	$1,746	$678,107	$573,454	$202,473	$149,455	$(27,709)	$897,673
Losses in other comprehensive income	(1,275)	—	—	—	(1,275)	(2,059)	—	—	—	(2,059)
Gains/(losses) in earnings	—	4,760	(1,274)	(1,299)	2,187	—	4,742	(1,194)	(1,409)	2,139
Additions/Issuances	—	1,927	2,841	—	4,768	—	6,396	2,867	—	9,263
Settlements(1)	(503)	(22,202)	(3,227)	98	(25,834)	16,176	(6,395)	(5,037)	98	4,842
Balances, end of period	$346,856	$152,082	$158,470	$545	$657,953	$587,571	$207,216	$146,091	$(29,020)	$911,858
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$4,760	$(1,274)	$(1,430)	$2,056	$—	$4,742	$(1,194)	$5	$3,553

	Six-Month Period Ended June 30, 2018					Six-Month Period Ended June 30, 2017
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives	Total	Investments AFS	RICs HFI	MSRs	Derivatives	Total
Balances, beginning of period	$350,252	$186,471	$145,993	$1,514	$684,230	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in other comprehensive income	(1,774)	—	—	—	(1,774)	(2,678)	—	—	—	(2,678)
Gains/(losses) in earnings	—	10,036	13,769	(1,165)	22,640	—	21,633	263	(215)	21,681
Additions/Issuances	—	3,276	5,597	—	8,873	—	19,727	8,597	—	28,324
Settlements(1)	(1,622)	(47,701)	(6,889)	196	(56,016)	(224,318)	(51,314)	(9,358)	195	(284,795)
Balances, end of period	$346,856	$152,082	$158,470	$545	$657,953	$587,571	$207,216	$146,091	$(29,020)	$911,858
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$10,036	$13,769	$(1,444)	$22,361	$—	$21,633	$263	$(795)	$21,101

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

NOTE 14. FAIR VALUE (continued)

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

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Debt Securities Classified as AFS and Trading Securities

Debt securities accounted for at fair value include both the AFS and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios on a global basis. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by pricing vendors, other trusted market sources are utilized. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

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

Realized gains and losses on investments in debt securities are recognized in the Condensed Consolidated Statements of Operations through Net gains/(losses) on sale of investment securities

NOTE 14. FAIR VALUE (continued)

RICs HFI

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.2 million and $10.0 million, respectively, at June 30, 2018.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.9 million and $11.3 million, respectively, at June 30, 2018.

NOTE 14. FAIR VALUE (continued)

Significant increases/(decreases) in any of those inputs in isolation would result in significantly (lower)/higher fair value measurements, respectively. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase, and decrease when market interest rates decline and/or credit and liquidity conditions improve.

Derivatives

The valuation of these instruments is determined using commonly accepted valuation techniques, including DCF analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs. The fair value represents the estimated amount the Company would receive or pay to terminate the contract or agreement, taking into account current interest rates, foreign exchange rates, equity prices and, when appropriate, the current creditworthiness of the counterparties.

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

NOTE 14. FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at June 30, 2018 and December 31, 2017:

(dollars in thousands)	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$304,382	DCF	Discount Rate (1)	3.00% - 3.20% (3.03%)
Sale-leaseback securities	$42,474	Consensus Pricing (2)	Offered quotes (3)	113.61%
RICs HFI	$152,082	DCF	Prepayment rate (CPR) (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.47% )
			Recovery Rate (6)	25.00% - 43.00% (41.6% )
Personal LHFS	$956,455	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal Payment Rate	50.00% - 70.00%
			Loss Severity Rate	90.00% - 95.00%
RICs HFS	$280,113	Income Approach	Expected Yield	1.00% - 2.00%
			Expected Life Time Cumulative Loss	4.00% - 6.00%
			Weighted Average Life	2 -3 years
MSRs (11)	$158,470	DCF	Prepayment rate ("CPR") (7)	6.91% - 100.00% (8.49%)
			Discount Rate (8)	9.75%
Mortgage banking interest rate lock commitments	$2,384	DCF	Pull through percentage (9)	77.52%
			MSR value (10)	0.73% - 1.03% (1.14%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.

(11)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

NOTE 14. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financing bonds
ABS
Financing bonds	$304,727	DCF	Discount Rate (1)	2.16% - 2.90% (2.28%)
Sale-leaseback securities	$45,525	Consensus Pricing (2)	Offered Quotes (3)	120.19%
RICs HFI	$186,471	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.37%)
			Recovery Rate (6)	25.00% - 43.00% (41.51%)
Personal LHFS	$1,062,090	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal Payment Rate	50.00% - 70.00%
			Loss Severity Rate	90.00% - 95.00%
RICs HFS	$1,101,049	DCF	Discount Rate	3.00% - 6.00%
			Default Rate	3.00% - 4.00%
			Prepayment Rate	15.00% - 20.00%
			Loss Severity Rate	50.00% - 60.00%
MSRs (11)	$145,993	DCF	CPR (7)	0.06% - 46.95% (9.80%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,105	DCF	Pull through percentage (9)	76.98%
			MSR Value (10)	0.73% - 1.03% (0.95%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.
(11) Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2018					December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and amounts due from depository institutions	$6,127,604	$6,127,604	$6,127,604	$—	$—	$6,519,967	$6,519,967	$6,519,967	$—	$—
Investment in debt securities AFS (2)	13,064,873	13,064,873	342,021	12,375,996	346,856	14,402,369	14,402,369	139,615	13,912,502	350,252
Investment in debt securities HTM	2,920,087	2,826,499	—	2,826,499	—	1,799,808	1,773,938	—	1,773,938	—
Other investments - trading securities	1,874	1,874	1	1,873	—	1	1	1	—	—
LHFI, net	79,326,170	79,833,705	—	37,803	79,795,902	76,829,277	78,579,144	—	136,832	78,442,312
LHFS	1,559,799	1,559,824	—	238,864	1,320,960	2,522,486	2,522,521	—	197,691	2,324,830
Restricted cash	3,123,208	3,123,208	3,123,208	—	—	3,818,807	3,818,807	3,818,807	—	—
MSRs(1)	161,294	167,828	—	—	167,828	149,197	155,266	—	—	155,266
Derivatives	653,405	653,405	—	651,021	2,384	463,244	463,244	—	461,139	2,105

Financial liabilities:
Deposits	61,556,548	61,556,508	55,757,515	5,798,993	—	60,831,103	60,864,110	55,456,511	5,407,599	—
Borrowings and other debt obligations	38,771,378	38,907,770	—	26,351,342	12,556,428	39,003,313	39,335,087	—	23,281,166	16,053,921
Derivatives	617,889	617,889	—	616,050	1,839	427,811	427,811	—	427,217	594

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
(2) Investment in debt securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 included $10.8 million of equity securities valued using net asset value as a practical expedient that are not presented within this table. The balance of these equity securities at June 30, 2018 is $10.9 million and is included in the Other investments line item on the Condensed Consolidated Balance Sheets.

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

FVO for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolios that are measured using the FVO consist of residential mortgage LHFS. The adoption of the FVO for residential mortgage loans classified as HFS allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$238,864	$231,327	$7,537	$197,691	$194,928	$2,763
RICs HFI	152,082	172,448	(20,366)	186,471	211,580	(25,109)
Nonaccrual loans	8,523	11,863	(3,340)	15,023	19,836	(4,813)

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

The Company's residential MSRs that are accounted for at fair value had an aggregate fair value of $158.5 million at June 30, 2018. Changes in fair value totaling a loss of $1.3 million and a gain of $13.8 million were recorded in Miscellaneous income, net in the Condensed Consolidated Statements of Operations during the three-month and six-month periods ended June 30, 2018, respectively.

NOTE 15. NON-INTEREST INCOME

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2018	2017 (1)	2018	2017 (1)
Non-interest income:
Consumer and commercial fees	$136,165	$162,334	$276,337	$316,702
Lease income	569,306	489,043	1,110,202	985,087
Miscellaneous income, net
Mortgage banking income, net	2,933	15,092	19,278	28,266
BOLI	14,816	14,052	29,384	31,351
Capital market revenue	41,083	39,771	97,696	85,587
Net gain on sale of operating leases	65,742	39,810	118,941	62,525
Asset and wealth management fees	43,922	39,438	87,259	75,939
Loss on sale of non-mortgage loans	(74,872)	(87,837)	(118,782)	(157,604)
Other miscellaneous income, net	19,659	9,057	309	18,462
Net (losses)/gains on sale of investment securities	419	9,049	(244)	9,569
Total non-interest income	$819,173	$729,809	$1,620,380	$1,455,884
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

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2018	2017 (1)	2018	2017 (1)
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(2)	$57,432	$62,415	$115,778	$122,855
Commission and trailer fees(3)	31,982	30,179	61,432	61,347
Interchange income, net(3)	16,170	16,745	29,643	29,394
Underwriting service fees(3)	24,840	17,962	49,344	42,562
Asset and wealth management fees(3)	42,151	30,816	80,354	59,061
Other revenue from contracts with customers(3)	7,684	7,559	17,686	20,870
Total in-scope of revenue from contracts with customers	180,259	165,676	354,237	336,089
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(4)	70,971	94,403	144,175	181,499
Lease income	569,306	489,043	1,110,202	985,087
Miscellaneous income/(loss)(4)	(1,782)	(28,362)	12,010	(56,360)
Net (losses)/gains on sale of investment securities	419	9,049	(244)	9,569
Total out-of-scope of revenue from contracts with customers	638,914	564,133	1,266,143	1,119,795
Total non-interest income	$819,173	$729,809	$1,620,380	$1,455,884
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

NOTE 15. NON-INTEREST INCOME (continued)

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$29,713,289	$29,475,864
Letters of credit	1,460,244	1,559,297
Unsecured revolving lines of credit	28,002	27,938
Recourse exposure on sold loans	36,981	46,572
Commitments to sell loans	50,011	19,477
Total commitments	$31,288,527	$31,129,148

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

Included within the reported balances for Commitments to extend credit at June 30, 2018 and December 31, 2017 are $6.7 billion and $6.4 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017
1 year or less	$4,785,053	$5,858,236
Over 1 year to 3 years	4,476,079	5,381,113
Over 3 years to 5 years	5,981,334	4,478,320
Over 5 years (1)	14,470,823	13,758,195
Total	$29,713,289	$29,475,864

(1)	Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding more than 5 years.

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2018 was 15.5 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2018 was $1.5 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2018. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of June 30, 2018 and December 31, 2017, the liability related to these letters of credit was $2.4 million and $18.2 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at June 30, 2018 and December 31, 2017 were lines of credit outstanding of $84.6 million and $90.9 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017
1 year or less	$753,852	$918,191
Over 1 year to 3 years	308,273	286,505
Over 3 years to 5 years	313,009	312,881
Over 5 years	85,110	41,720
Total	$1,460,244	$1,559,297

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The UPB outstanding of loans sold in these programs was $52.4 million as of June 30, 2018 and $136.0 million as of December 31, 2017. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $12.2 million as of June 30, 2018 and $12.2 million as of December 31, 2017 or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At June 30, 2018 and December 31, 2017, the Company had zero and $1.3 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC Commitments

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of June 30, 2018 and December 31, 2017, the total unused credit available to customers was $3.8 billion and $3.9 billion, respectively. In 2017, the Company purchased $1.2 billion of receivables out of the $4.0 billion of unused credit available to customers at December 31, 2016. During the six months ended June 30, 2018, the Company purchased $0.5 billion of receivables out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $83.8 million of receivables related to newly-opened customer accounts during the six months ended June 30, 2018. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2018 and December 31, 2017, SC was obligated to purchase $15.7 million and $11.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations or warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Chrysler Agreement

Under terms of the Chrysler Agreement, SC must make revenue-sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $11.1 million and $6.6 million at June 30, 2018 and December 31, 2017, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its purchase option, the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company's and SC's business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company's or SC's ability to implement its business strategy could be materially adversely affected.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Agreement with Bank of America

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $7.0 million and $8.1 million at June 30, 2018 and December 31, 2017, respectively, related to this obligation.

Agreement with Citizens Bank of Pennsylvania ("CBP")

Until May 1, 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200.0 million and a minimum of $50.0 million per quarter. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $5.0 million and $5.6 million at June 30, 2018 and December 31, 2017, respectively, related to this obligation.

Other Agreements

As of June 30, 2018, SC was party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. As of June 30, 2018 and December 31, 2017, the remaining aggregate commitments were $78.5 million and $98.9 million, respectively.

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $14.3 million and $6.3 million at June 30, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas SC, headquartered in Dallas, Texas, BSI, headquartered in Miami, Florida, and Santander BanCorp, BSPR and SSLLC in Puerto Rico were most directly affected by these hurricanes. In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in BSPR returning to normal operations.

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's ALLL had approximately $95 million of reserves at June 30, 2018 related to the hurricanes. However, for credit exposures in Puerto Rico, given the current state of the region, the Company has had limited information with which to estimate probable credit losses. As of June 30, 2018, the Company has approximately $3.4 billion of loan exposures in Puerto Rico, consisting of $1.6 billion in consumer loans and $1.8 billion in commercial loans including $220 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may make adjustments to reserves for losses in future periods as additional information related to these potential exposures becomes available.

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

As of June 30, 2018 and December 31, 2017, the Company accrued aggregate legal and regulatory liabilities of $176.9 million and $161.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $273 million and $255 million as of June 30, 2018 and December 31, 2017, respectively. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

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

CFPB Overdraft Coverage Consent Order

On April 1, 2014, the Bank received a civil investigative demand ("CID") from the CFPB requesting information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and onetime debit card transactions through a third-party vendor. On July 14, 2016, the Bank entered into a consent order with the CFPB regarding these practices. Pursuant to the terms of the consent order, the Bank paid a CMP of $10.0 million and agreed to validate the elections made by customers who opted in to overdraft coverage for ATM and onetime debit card transactions in connection with telemarketing by the third-party vendor. The Bank was also required to make certain changes to its third-party vendor oversight policy and its customer complaint policy.  The Bank implemented a remediation plan and believes it has met the consent order requirements. It is possible that additional litigation could be filed as a result of these issues.

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

On March 21, 2017, SC and SHUSA entered into a written agreement with the FRB of Boston. Under the terms of that agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA is required to enhance its oversight of SC's management and operations.

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

Parmelee Lawsuits: Two purported securities class action lawsuits filed in March and April 2016 in the United States District Court, Northern District of Texas, were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783 (the "Parmelee Lawsuits"). The Parmelee Lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC securities between February 3, 2015 and March 15, 2016. The complaint alleges, among other things, that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. On January 3, 2018, the court granted SC’s motion to dismiss the lawsuit as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, plaintiffs filed a motion seeking preliminary court approval of a class-wide settlement calling for total payment of $9.5 million to the class and its lawyers.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

Regulatory Proceedings

SC is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB of Boston, the CFPB, the Department of Justice (the “DOJ”), the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

Puerto Rico FINRA Arbitrations

As of June 30, 2018, SSLLC had received 458 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 327 arbitration cases that remained pending as of June 30, 2018.

As a result of Hurricane Maria impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico CEF Shareholder Derivative and Class Actions

Santander, Santander BanCorp, BSPR, SSLLC, Santander Asset Management, LLC and several directors and members of senior management of these entities are defendants in a purported class action and shareholder derivative suit pending in the United States District Court for the District of the Commonwealth of Puerto Rico captioned Dionisio Trigo Gonzalez et al. v. Banco Santander, S.A. et al., No. 3:2016cv02868. Brought by customers of certain CEFs, the complaint alleges misconduct including that the entities and individuals created, controlled, managed and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto Rico-based investors, the complaint seeks unspecified damages but alleges damages to be at least tens of millions of dollars. The court denied plaintiffs’ motion to reconsider its earlier decision not to remand the case to Puerto Rico state court.

SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180 million of Puerto Rico bonds and $101 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds.

Mexican Government Bonds Consolidated Purported Antitrust Class Action: A consolidated purported antitrust class action is pending in the United States District Court, Southern District of New York, captioned In re Mexican Government Bonds Antitrust Litigation, No. 1:18-cv-02830-JPO (the “MGB Lawsuit”). The MGB Lawsuit is against the Company, SIS, Santander, Banco Santander (Mexico), S.A. Institucion de Banca Multiple, Grupo Financiero Santander and Santander Investment Bolsa, Sociedad de Valores, S.A. on behalf of a class of persons who entered into Mexican government bond (“MGB”) transactions between January 1, 2006 and April 19, 2017, where such persons were either domiciled in the United States or, if domiciled outside the United States, transacted in the United States. The complaint alleges, among other things, that the Santander defendants and the other defendants violated U.S. antitrust laws by conspiring to rig auctions and/or fix prices of MGBs.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company's business, financial condition and results of operations.

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

Contributions from Santander that impact common stock and paid in capital within the Condensed Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	Six-Month Period Ended June 30,
(in thousands)	2018	2017
Cash contribution	$5,741	$9,000
Adjustment to book value of assets purchased on January 1	277	—
Deferred tax asset on purchased assets	3,156	—
Contribution from shareholder	$9,174	$9,000

On January 1, 2018, the Company purchased certain assets and assumed certain liabilities of Produban Servicios Informaticos Generales S.L. and Ingenieria De Software Bancario S.L., both affiliates of Santander. The book value and fair value of the net assets acquired was $2.8 million and $15.3 million, respectively. Related to this transaction, in 2017, the Company received a net capital contribution from Santander of $2.8 million, representing cash received of $15.3 million and a return of capital of $12.5 million for the difference between the fair value of the assets purchased and the book value on the balance sheets of the affiliates. The Company re-evaluated the assets received on January 1, 2018 and recorded an additional $0.3 million to additional paid-in capital. The Company contributed these assets at book value of $3.1 million to SBNA, a subsidiary of the Company, on January 1, 2018.

During the six-month period ended June 30, 2018, the Company recorded a $3.2 million deferred tax asset on the assets purchased by the Company to establish the intangible under Section 197 of the Internal Revenue Code.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement ("MSPA") with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the three-month and six-month periods ended June 30, 2017, the Company sold $0.5 billion and $1.2 billion, respectively, of loans at fair value under this MSPA. The MSPA was amended in March 2018 and, under this amended agreement, SC sold $1.2 billion and $2.6 billion, respectively, of prime loans to Santander at fair value during the three-month and six-month periods ended June 30, 2018. Total losses of $3.2 million and $20.1 million, respectively were recognized for the three-month and six-month periods ended June 30, 2018, respectively, compared to losses of $3.5 million and $6.2 million, respectively, during the comparable periods in 2017, which are included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations. SC had $70.5 million and $13.0 million of collections due to Santander as of June 30, 2018 and December 31, 2017, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. During the three-month and six-month periods ended June 30, 2018, SC facilitated SBNA's purchase of $29 million and $53 million of RICs, respectively. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

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

During the second quarter of 2018, Santander renamed its Global and Corporate Banking ("GCB") business to Corporate and Investment Banking ("CIB") to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to composition of the reportable segment or reporting unit as a result of this change.

All prior period results have been recast to conform to the new composition of reportable segments.

The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment includes the products and services provided to Bank customers through the Bank's branch locations, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. The branch locations offer a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as commercial lines of credit and business credit cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

•
The Commercial Banking segment currently provides commercial lines, loans, and deposits to medium and large business banking customers, as well as financing and deposits for government entities, commercial real estate loans and multifamily loans to customers, commercial loans to dealers and financing for equipment and commercial vehicles. This segment also provides financing and deposits for government entities and niche product financing for specific industries.

•
The CIB segment serves the needs of global commercial and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes SIS, a registered broker-dealer located in New York that provides services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed-income securities. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

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

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2018	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$316,223	$160,824	$30,901	$66,267	$946,572	$7,693	$9,136	$1,537,616
Non-interest income	69,647	16,120	64,740	110,271	567,693	2,869	(12,167)	819,173
Provision for / (release of) credit losses	18,283	(13,001)	3,764	8,621	352,575	9,592	—	379,834
Total expenses	367,235	84,769	58,507	217,368	713,045	11,683	(2,858)	1,449,749
Income/(loss) before income taxes	352	105,176	33,370	(49,451)	448,645	(10,713)	(173)	527,206
Intersegment revenue/(expense)(1)	521	2,562	(3,527)	444	—	—	—	—
Total assets	19,088,997	25,124,793	7,832,197	36,919,571	41,173,136	—	—	130,138,694

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2018	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$621,045	$315,759	$63,591	$129,070	$1,868,311	$17,588	$18,194	$3,033,558
Non-interest income	152,465	49,708	115,378	221,540	1,099,429	5,555	(23,695)	1,620,380
Provision for / (release of) credit losses	56,672	(22,742)	1,709	14,958	811,570	20,201	—	882,368
Total expenses	738,303	167,407	116,574	442,975	1,407,915	23,412	(5,479)	2,891,107
Income/(loss) before income taxes	(21,465)	220,802	60,686	(107,323)	748,255	(20,470)	(22)	880,463
Intersegment revenue/(expense)(1)	1,198	4,093	(5,808)	517	—	—	—	—
Total assets	19,088,997	25,124,793	7,832,197	36,919,571	41,173,136	—	—	130,138,694

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2017	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$277,069	$162,953	$40,860	$65,273	$1,053,673	$34,095	$7,826	$1,641,749
Non-interest income	94,285	18,858	42,375	155,855	432,373	(3,719)	(10,218)	729,809
Provision for / (release of) credit losses	21,410	(1,089)	13,635	16,051	520,555	34,206	—	604,768
Total expenses	381,844	78,753	59,454	244,249	617,383	11,508	(6,147)	1,387,044
Income/(loss) before income taxes	(31,900)	104,147	10,146	(39,172)	348,108	(15,338)	3,755	379,746
Intersegment revenue/(expense)(1)	329	1,750	(2,089)	10	—	—	—	—
Total assets	18,077,481	25,776,884	8,949,566	42,444,282	39,507,482	—	—	134,755,695

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2017	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$539,800	$315,259	$83,088	$122,000	$2,096,600	$71,399	$16,167	$3,244,313
Non-interest income	176,819	33,781	93,711	304,619	867,221	1,735	(22,002)	1,455,884
Provision for / (release of) credit losses	43,861	4,297	12,271	31,663	1,155,568	92,554	—	1,340,214
Total expenses	756,864	157,092	106,062	467,939	1,238,717	23,380	(12,463)	2,737,591
Income/(loss) before income taxes	(84,106)	187,651	58,466	(72,983)	569,536	(42,800)	6,628	622,392
Intersegment revenue/(expense)(1)	1,206	3,052	(4,486)	228	—	—	—	—
Total assets	18,077,481	25,776,884	8,949,566	42,444,282	39,507,482	—	—	134,755,695

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance ("BOLI"). The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

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

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, subject to FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs'") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the agreement, including SC's failure to meet target penetration rates, could result in the agreement being terminated. SC did not meet these penetration rates. Chrysler Capital continues to be a focal point of the Company's and SC's strategy, and SC continues to work with FCA to improve penetration rates. SC's penetration rate for the three months ended June 30, 2018 was 32%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 1, 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing financial services contemplated by the Chrysler Agreement. In addition, on July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.

FCA has not delivered a notice to exercise its purchase option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement, or a significant change in the business relationship between SC and FCA, could materially adversely affect SC's and SHUSA's operations, including the origination of receivables through the Chrysler Capital portion of SC's business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to the Company and have a material adverse effect on its business, financial condition and results of operations.

As of June 30, 2018, the Company had a $72.5 million Chrysler relationship intangible. The intangible is related to the upfront fee paid to Chrysler in May 2013. A significant change to the Chrysler Agreement could potentially be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee should be deemed impaired.

In addition, the Company has $1.0 billion of goodwill allocated to the SC reporting unit. A significant change to the Chrysler Agreement could potentially be considered a triggering event requiring an interim goodwill impairment analysis. The Company will continue monitoring changes to the Chrysler Agreement that could lead to a potential impairment indicator in 2018. It is reasonably possible that impairment of the entire goodwill associated with the SC reporting unit could be recognized based on future changes to the Chrysler Agreement.

SC has dedicated financing facilities in place for its Chrysler Capital business. During the six-month period ended June 30, 2018, SC originated more than $4.7 billion in Chrysler Capital loans, which represented 49% of its total RIC originations (unpaid principal balance), with an approximately even share between prime and non-prime, as well as more than $4.7 billion in Chrysler Capital leases. Since its May 1, 2013 launch, Chrysler Capital has originated more than $49.9 billion in retail loans and $28.3 billion in leases, and facilitated the origination of $3.0 billion in leases and dealer loans for the Bank. As of June 30, 2018, SC's carrying value of auto RIC portfolio consisted of $8.0 billion of Chrysler Capital loans, which represents 33% of SC's carrying value of auto RIC portfolio.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2018, unemployment remained steady, and the preliminary gross domestic product ("GDP") growth rate grew from the prior quarter, while market results were mixed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unemployment rate at June 30, 2018 was unchanged at 4.0% compared to 4.1% at March 31, 2018 and was lower compared to 4.4% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in health care, manufacturing, and professional and business services, while remaining unchanged across other sectors.

The Bureau of Economic Analysis ("BEA") advance estimate indicates that real GDP grew at an annualized rate of 4.1% for the second quarter of 2018, compared to 2.3% for the first quarter of 2018. This marks the highest growth quarter since the third quarter of 2014 and is the result of growth in personal consumption expenditures, exports, nonresidential fixed investment, and government spending. This was offset by lower private inventory investment, residential fixed investment and increased imports.
Market year-to-date returns for the following indices based on closing prices at June 30, 2018 were:

June 30, 2018
Dow Jones Industrial Average	(1.8)%
S&P 500	1.7%
NASDAQ Composite	8.8%

At its June 2018 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 1.75%-2.00%, reflecting that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Overall inflation remains below the targeted rate of 2.0%.

The 10-year Treasury bond rate at June 30, 2018 was 2.85%, up from 2.40% at December 31, 2017. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

At the time of filing this Form 10-Q, current quarter 2018 information was not available; however, for the first quarter of 2018, mortgage originations decreased approximately 16.6% over the prior quarter and 4.2% year-over-year. Mortgage originations for home purchases decreased 18.1% quarter over quarter while they increased 2.8% from the same quarter in prior year. Mortgage originations from refinancing activity decreased 16.3% from the prior quarter and 14.1% from the same quarter in the prior year. These rates are representative of U.S. national average mortgage origination activity.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively flat since that time. NPLs for U.S. commercial banks were approximately 1.11% of loans using the latest available data, which was as of the first quarter of 2018, compared to 1.17% for the prior quarter.

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

Credit Rating Actions

The following table presents Moody's, Standard & Poor's ("S&P") and Fitch credit ratings for the Bank, and BSPR, SHUSA, Santander, and the Kingdom of Spain, as of June 30, 2018:

	BANK			BSPR(1)			SHUSA
	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A2	A	A	Baa1	A-	A-
Short-Term	P-1	A-1	F-1	P-2	A-2	F-1
Outlook	Stable	Stable	Stable	Stable	Positive	Stable
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

On April 13, 2018, Moody's upgraded Spain's rating to Baa1 from Baa2.

On April 17, 2018, Moody's upgraded Santander's long- and short-term ratings by one notch to A2 and P-1, respectively.

On July 17, 2018, Fitch upgraded Santander's long- and short-term ratings by one notch to A and F-1, respectively.

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

As of June 30, 2018, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $220.0 million. During the quarter, Puerto Rico’s economic conditions showed signs of returning to pre-hurricane Maria levels, and the fiscal year 2019 consolidated budget for the Commonwealth of Puerto Rico was presented. Other topics under evaluation in the Commonwealth of Puerto Rico included the reduction of the sales and use tax on processed foods, formal process to transform PREPA initiatives, the implementation of the tax reform considering the gradual elimination of the business-to-business tax and sales tax on processed food, and a reduction in the corporate income tax from 39% to 31%. As of June 30, 2018, municipalities had not been designated “covered” territorial instrumentalities subject to the requirements of PROMESA, and the municipalities were current on their debt obligations to SHUSA. Under PROMESA, the FOB has sole discretion to designate territorial instrumentalities such as municipalities as covered entities subject to PROMESA’s requirements. If the FOB determines to designate municipalities as covered entities under PROMESA, the FOB could initiate debt restructuring of municipalities that have debt obligations to SHUSA, if deemed necessary. The municipalities were current on their debt obligations to SHUSA as of June 30, 2018.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during the third quarter of 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas. SC, headquartered in Dallas, Texas, BSI, headquartered in Miami, Florida, and Santander BanCorp, BSPR and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes.  In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in BSPR returning to normal operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's ALLL has approximately $95.0 million of reserves at June 30, 2018 related to the hurricanes. However, for credit exposures in Puerto Rico, given the current state in the region, the Company has had limited information with which to estimate probable credit losses. As of June 30, 2018, the Company has approximately $3.4 billion of loan exposures in Puerto Rico consisting of $1.6 billion in consumer loans and $1.8 billion in commercial loans, including $220.0 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may make adjustments to reserves for losses in future periods as additional information related to these potential exposures becomes available.

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

Payment of Dividends

SHUSA is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. In addition to those arising as a result of the Comprehensive Capital Analysis and Review (“CCAR”) process described under the caption “Stress Tests and Capital Adequacy” below, SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to payment of dividends as described in the “Stress Tests and Capital Adequacy” discussion in this section. Refer to the Liquidity and Capital Resources section of this MD&A for detail of the capital actions of the Company and its subsidiaries during the period.

In addition, the following regulatory matters are in the process of being phased in or evaluated by the Company.

Foreign Banking Organizations ("FBOs")

In February 2014, the Federal Reserve issued the final rule implementing certain enhanced prudential standards (“EPS”) mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") (the “FBO Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an intermediate holding company (an “IHC"). In addition, the FBO Final Rule required U.S. bank holding companies ("BHCs") and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a result of the phased-in approach, on July 1, 2017, Santander transferred ownership of Santander Financial Services, Inc. ("SFS" and on July 2, 2018, Santander transferred ownership of an additional entity, Santander Asset Management, LLC ("SAM") to the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company became subject to the EPS on January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

Economic Growth Act

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (Economic Growth Act) was signed into law. The Economic Growth Act scales back certain requirements of the DFA, primarily benefiting banks with $10 billion or less in assets, but also reducing regulatory requirements and modifying the enhanced supervision and enhanced prudential standards that may benefit certain mid-sized and larger BHCs and financial institutions. The Company continues to evaluate the impact of the Economic Growth Act, but does not expect significant changes as a result of the new law.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act (the “FDIA”) and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2018, the Bank met the criteria to be classified as “well-capitalized.”

On April 10, 2018, the Federal Reserve issued a notice of proposed rulemaking ("NPR") seeking comment on a proposal to simplify capital rules for large banks.  If finalized as proposed, the NPR would eliminate the quantitative objection in CCAR and replace the capital conservation buffer. The capital conservation buffer would be replaced with a new stress capital buffer ("SCB"). The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The proposal would result in new regulatory capital minimums which are equal to 4.5% CET1 plus the SCB, any globally systemically important banks ("GSIBs") surcharge, and any countercyclical capital buffer.  The GSIB buffer is applicable to only the largest and most complex firms and does not apply to SHUSA.  These new minimums would be firm specific and would trigger restrictions on capital distributions and discretionary bonuses in the event a firm falls below their new minimums.  Firms would still submit a capital plan annually and, absent prior Federal Reserve approval, would continue to be limited to the capital distributions included in their capital plan.  Supervisory expectations for capital planning processes would not change under the proposal. The Company is still evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

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

In October 2014, the Basel Committee on Banking Supervision issued the final standard for the net stable funding ratio (the “NSFR”). The NSFR is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thereby reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. The proposed rule has not been finalized, and the Company is currently evaluating the impact the proposed rule would have on its financial position, results of operations and disclosures.

Recovery and Resolution Planning

The DFA requires all BHCs and FBOs with assets of $50 billion or more to prepare and regularly update resolution plans. The resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. In addition, the insured depository institution ("IDI") resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution in a manner that ensures that depositors receive rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The Bank most recently submitted its IDI resolution plan in June.

On January 29, 2018, the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) completed their assessments of the 2015 resolution plans and provided their expectations for future resolution plans to the 19 foreign-based banking organizations, including Santander. The banking agencies did not object to Santander’s 2015 plan or provide any substantive feedback on the submission. Instead, the banking agencies clarified their expectations for how the 2018 resolution plan should build on the 2015 submission. In addition, the agencies requested that the 2018 plan provide updated information on how any organizational changes, as a result of forming an IHC, impact the resolution strategies. The 2018 resolution plan is due by December 31, 2018.

In September 2016, the OCC issued final guidelines that require a bank with consolidated assets of $50 billion or more to develop and maintain a recovery plan that is appropriate for its size, risk profile, activities, and complexity, including the complexity of its

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

organizational and legal entity structure. As provided in the final rule, SBNA completed its initial recovery plan in June. In addition to this bank-only recovery plan, SHUSA annually provides a recovery plan to BSSA for inclusion in its global recovery plan as required by the European Central Bank.

TLAC

The Federal Reserve adopted a final rule in December 2016 that requires certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt ("LTD") (the “TLAC Rule”). The TLAC Rule applies to U.S. GSIBs and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBO. The Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of LTD and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its risk-weighted assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC. SHUSA must maintain a TLAC buffer composed solely of CET1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. In addition, the TLAC Rule, requires SHUSA to hold LTD of at least 6% of its RWAs or 3.5% of its total consolidated assets. The TLAC Rule is effective January 1, 2019.

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

Because the term “banking entity” includes an IDI, a depository institution holding company and any of their affiliates, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, and certain of the Company’s subsidiaries (including the Bank and SC), as well as other Santander subsidiaries in the United States and abroad.

In May 2018, the joint agencies responsible for administering the Volcker Rule released an NPR to revise the Volcker Rule. The NPR would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of trading account, clarify certain key provisions in the Volcker Rule, and simplify the information companies are required to provide the banking agencies. The NPR would also replace the short-term intent test in the Volcker Rule with an accounting test. The Company is still evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

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

Section 23B of the Federal Reserve Act prohibits a depository institution from engaging in certain transactions with affiliates unless the transactions are considered arms'-length. To meet the definition of arm's-length, the terms of the transaction must be the same,

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

or at least as favorable, as those for similar transactions with non-affiliated companies. As a U.S. domiciled subsidiary of a global parent with significant non-bank affiliates, the Company faces elevated compliance risk in this area.

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

On February 25, 2015, SC entered into a consent order with the Department of Justice (the "DOJ"), approved by the United States District Court for the Northern District of Texas, which resolves the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers’ Civil Relief Act (the “SCRA”). The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account-holder. The consent order requires us to undertake additional remedial measures. The consent order also subjects SC to monitoring by the DOJ for compliance with the SCRA for a period of five years.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 21, 2017, SC and the Company entered into a written agreement with the FRB of Boston. Under the terms of that agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and the Company is required to enhance its oversight of SC's management and operations.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this quarterly report:

(a)    Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts through the first half of 2018 were negligible relative to the overall profits of Santander.

(b)    Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the first half of 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections & Recoveries Department. No revenues or profits were generated by Santander UK on this account through the first half of 2018.

The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits through the first half of 2018, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit- taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,537,616	$1,641,749	$3,033,558	$3,244,313	$(104,133)	(6.3)%	$(210,755)	(6.5)%
Provision for credit losses	(379,834)	(604,768)	(882,368)	(1,340,214)	(224,934)	(37.2)%	(457,846)	(34.2)%
Total non-interest income	819,173	729,809	1,620,380	1,455,884	89,364	12.2%	164,496	11.3%
General and administrative expenses	(1,416,948)	(1,341,636)	(2,822,608)	(2,651,475)	75,312	5.6%	171,133	6.5%
Other expenses	(32,801)	(45,408)	(68,499)	(86,116)	(12,607)	(27.8)%	(17,617)	(20.5)%
Income before income taxes	527,206	379,746	880,463	622,392	147,460	38.8%	258,071	41.5%
Income tax provision	(168,035)	(91,983)	(263,356)	(170,920)	76,052	82.7%	92,436	54.1%
Net income	$359,171	$287,763	617,107	451,472	$71,408	24.8%	$165,635	36.7%
Net income attributable to NCI	$104,018	$104,724	178,416	155,352	$(706)	(0.7)%	$23,064	14.8%
Net income attributable to SHUSA	$255,153	$183,039	$438,691	$296,120	$72,114	39.4%	$142,571	48.1%

The Company reported pre-tax income of $527.2 million and $880.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to pre-tax income of $379.7 million and $622.4 million for the three-month and six-month periods ended June 30, 2017, respectively. Factors contributing to these changes were as follows:

•
Net interest income decreased $104.1 million and $210.8 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This decrease was primarily due to a decrease in interest income earned on loans due to a decrease in the average loan portfolio and declining yields on RIC loans. Interest expense on deposit customer accounts increased due to yield increases and promotional rates offered to customers to attract new customers and grow the existing customer base.

•
The provision for credit losses decreased $224.9 million and $457.8 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This decrease was primarily due to decreases in the overall loan portfolio resulting in a decreased ALLL and a decline in originations, stabilizing credit performance for non-troubled debt restructuring ("TDR") loans, and recovery rates for the RIC and auto loan portfolio.

•
Total non-interest income increased $89.4 million and $164.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This increase was primarily due to lease income associated with the continued growth of the lease portfolio and an increase in gain on sale of assets coming off lease.These were offset by a decrease in consumer and commercial loan fees primarily related to SC for the three-month and six-month periods ended June 30, 2018.

•
Total general and administrative expenses increased $75.3 million and $171.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This increase was primarily due to an increase in lease depreciation expense due to the growth of the Company's leased vehicle portfolio and increases in operational risk and other miscellaneous expenses. These increases were offset by a decrease in compensation and benefits expense for the three-month and six-month periods ended June 30, 2018.

•
Other expenses decreased $12.6 million and $17.6 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This was primarily due to a decrease in expenses associated with restructuring charges and loss on debt repurchases.

•
The income tax provision increased $76.1 million and $92.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. There was an increase in the income tax provision as a result of the increase in income before income tax provision and due to the tax benefit recognized during the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

three-month period ended June 30, 2017 upon the assertion that undistributed earnings of a Puerto Rico subsidiary would be indefinitely reinvested outside the U.S., partially offset by a decrease in the effective tax rate for the three-month and six-month periods ended June 30, 2018 due to the reduction in the Federal corporate income tax rate provided for by the TCJA.

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED June 30, 2018 AND 2017
	2018 (1)			2017 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,992,405	$132,750	2.41%	$26,612,518	$130,527	1.96%	$2,223	$(6,893)	$9,116
LOANS(3):
Commercial loans	30,545,599	323,748	4.24%	33,236,428	307,791	3.70%	15,957	(19,879)	35,836
Multifamily	8,145,794	82,385	4.05%	8,337,231	81,807	3.92%	578	(1,301)	1,879
Total commercial loans	38,691,393	406,133	4.20%	41,573,659	389,598	3.75%	16,535	(21,180)	37,715
Consumer loans:
Residential mortgages	9,599,348	96,997	4.04%	8,123,344	81,519	4.01%	15,478	14,867	611
Home equity loans and lines of credit	5,654,406	65,482	4.63%	5,929,744	57,417	3.87%	8,065	(2,498)	10,563
Total consumer loans secured by real estate	15,253,754	162,479	4.26%	14,053,088	138,936	3.95%	23,543	12,369	11,174
RICs and auto loans	27,265,842	1,084,002	15.90%	27,007,022	1,169,140	17.32%	(85,138)	11,272	(96,410)
Personal unsecured	2,286,103	151,484	26.51%	2,427,266	155,043	25.55%	(3,559)	(10,056)	6,497
Other consumer(4)	545,404	9,755	7.15%	716,140	16,201	9.05%	(6,446)	(3,427)	(3,019)
Total consumer	45,351,103	1,407,720	12.42%	44,203,516	1,479,320	13.39%	(71,600)	10,158	(81,758)
Total loans	84,042,496	1,813,853	8.63%	85,777,175	1,868,918	8.72%	(55,065)	(11,022)	(44,043)
Intercompany investments	4,640	47	4.05%	14,640	232	6.34%	(185)	(121)	(64)
TOTAL EARNING ASSETS	106,039,541	1,946,650	7.34%	112,404,333	1,999,677	7.12%	(53,027)	(18,036)	(34,991)
Allowance for loan losses (5)	(3,840,811)			(3,937,680)
Other assets(6)	27,745,607			26,096,475
TOTAL ASSETS	$129,944,337			$134,563,128
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$8,918,715	$7,863	0.35%	$10,121,592	$4,846	0.19%	$3,017	$(496)	$3,513
Savings	5,917,881	2,933	0.20%	6,025,607	2,815	0.19%	118	(61)	179
Money market	25,441,565	62,135	0.98%	25,789,677	31,675	0.49%	30,460	(417)	30,877
CDs	5,663,216	19,402	1.37%	7,003,835	19,488	1.11%	(86)	(434)	348
TOTAL INTEREST-BEARING DEPOSITS	45,941,377	92,333	0.80%	48,940,711	58,824	0.48%	33,509	(1,408)	34,917
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	989,011	6,894	2.79%	4,292,308	17,637	1.64%	(10,743)	(120,933)	110,190
Other borrowings	37,895,935	309,760	3.27%	37,780,229	281,235	2.98%	28,525	870	27,655
TOTAL BORROWED FUNDS (7)	38,884,946	316,654	3.26%	42,072,537	298,872	2.84%	17,782	(120,063)	137,845
TOTAL INTEREST-BEARING FUNDING LIABILITIES	84,826,323	408,987	1.93%	91,013,248	357,696	1.57%	51,291	(121,471)	172,762
Noninterest bearing demand deposits	15,315,727			15,572,982
Other liabilities(8)	5,503,143			4,960,554
TOTAL LIABILITIES	105,645,193			111,546,784
STOCKHOLDER’S EQUITY	24,299,144			23,016,344
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$129,944,337			$134,563,128

NET INTEREST SPREAD (9)			5.41%			5.55%
NET INTEREST MARGIN (10)			5.80%			5.84%
NET INTEREST INCOME (11)		$1,537,616			$1,641,749

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017
	2018 (1)			2017 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$22,315,370	$261,081	2.34%	$27,258,866	$247,182	1.81%	$13,899	$(22,614)	$36,513
LOANS(3):
Commercial loans	30,507,771	629,146	4.12%	33,936,472	605,400	3.57%	23,746	(45,241)	68,987
Multifamily	8,155,884	161,618	3.96%	8,441,496	158,005	3.74%	3,613	(4,892)	8,505
Total commercial loans	38,663,655	790,764	4.09%	42,377,968	763,405	3.60%	27,359	(50,133)	77,492
Consumer loans:
Residential mortgages	9,440,060	189,564	4.02%	8,141,769	162,254	3.99%	27,310	26,081	1,229
Home equity loans and lines of credit	5,711,733	126,773	4.44%	5,949,926	111,898	3.76%	14,875	(4,229)	19,104
Total consumer loans secured by real estate	15,151,793	316,337	4.18%	14,091,695	274,152	3.89%	42,185	21,852	20,333
RICs and auto loans	26,692,304	2,122,887	15.91%	26,957,954	2,318,294	17.20%	(195,407)	(22,687)	(172,720)
Personal unsecured	2,317,612	311,321	26.87%	2,360,993	318,566	26.99%	(7,245)	(5,834)	(1,411)
Other consumer(4)	570,764	20,270	7.10%	743,321	33,439	9.00%	(13,169)	(6,897)	(6,272)
Total consumer	44,732,473	2,770,815	12.39%	44,153,963	2,944,451	13.34%	(173,636)	(13,566)	(160,070)
Total loans	83,396,128	3,561,579	8.54%	86,531,931	3,707,856	8.57%	(146,277)	(63,699)	(82,578)
Intercompany investments	4,640	90	3.88%	14,640	464	6.34%	(374)	(238)	(136)
TOTAL EARNING ASSETS	105,716,138	3,822,750	7.23%	113,805,437	3,955,502	6.95%	(132,752)	(86,551)	(46,201)
Allowance for loan losses(5)	(3,871,012)			(3,887,986)
Other assets(6)	27,824,679			26,067,158
TOTAL ASSETS	$129,669,805			$135,984,609
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$9,101,849	$15,205	0.33%	$10,482,158	$10,072	0.19%	$5,133	$(1,117)	$6,250
Savings	5,873,931	5,556	0.19%	6,014,245	5,719	0.19%	(163)	(163)	—
Money market	25,384,655	109,886	0.87%	25,880,004	64,084	0.50%	45,802	(1,218)	47,020
Certificates of deposit ("CDs")	5,581,930	37,111	1.33%	7,699,288	40,943	1.06%	(3,832)	(51,938)	48,106
TOTAL INTEREST-BEARING DEPOSITS	45,942,365	167,758	0.73%	50,075,695	120,818	0.48%	46,940	(54,436)	101,376
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	1,349,724	16,475	2.44%	4,707,459	34,055	1.45%	(17,580)	(410,846)	393,266
Other borrowings	37,603,320	604,869	3.22%	37,958,104	555,852	2.93%	49,017	(5,112)	54,129
TOTAL BORROWED FUNDS (7)	38,953,044	621,344	3.19%	42,665,563	589,907	2.77%	31,437	(415,958)	447,395
TOTAL INTEREST-BEARING FUNDING LIABILITIES	84,895,409	789,102	1.86%	92,741,258	710,725	1.53%	78,377	(470,394)	548,771
Noninterest bearing demand deposits	15,326,602			15,504,562
Other liabilities(8)	5,337,348			4,889,538
TOTAL LIABILITIES	105,559,359			113,135,358
STOCKHOLDER’S EQUITY	24,110,446			22,849,251
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$129,669,805			$135,984,609

NET INTEREST SPREAD (9)			5.37%			5.42%
NET INTEREST MARGIN (10)			5.74%			5.70%
NET INTEREST INCOME (11)		$3,033,558			$3,244,313

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(6)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and mortgage servicing rights ("MSRs"). Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$33,939	$20,476	$66,452	$38,910	$13,463	65.8%	$27,542	70.8%
Investments available-for-sale ("AFS")	77,031	95,015	150,536	176,441	(17,984)	(18.9)%	(25,905)	(14.7)%
Investments held-to-maturity ("HTM")	17,181	10,011	34,245	20,643	7,170	71.6%	13,602	65.9%
Other investments	4,599	5,025	9,848	11,188	(426)	(8.5)%	(1,340)	(12.0)%
Total interest income on investment securities and interest-earning deposits	132,750	130,527	261,081	247,182	2,223	1.7%	13,899	5.6%
Interest on loans	1,813,853	1,868,918	3,561,579	3,707,856	(55,065)	(2.9)%	(146,277)	(3.9)%
Total interest income	1,946,603	1,999,445	3,822,660	3,955,038	(52,842)	(2.6)%	(132,378)	(3.3)%
INTEREST EXPENSE:
Deposits and customer accounts	92,333	58,824	167,758	120,818	33,509	57.0%	46,940	38.9%
Borrowings and other debt obligations	316,654	298,872	621,344	589,907	17,782	5.9%	31,437	5.3%
Total interest expense	408,987	357,696	789,102	710,725	51,291	14.3%	78,377	11.0%
NET INTEREST INCOME	$1,537,616	$1,641,749	$3,033,558	$3,244,313	$(104,133)	(6.3)%	$(210,755)	(6.5)%

Net interest income decreased $104.1 million and $210.8 million for the three-month and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017. These decreases were primarily due to a decrease in yield on interest income earned on loans, an increase on interest expense on deposits and customer accounts due to higher interest rates overall and rate promotions offered during the periods, and an increase in interest expense on borrowings due to higher borrowing rate.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $2.2 million and $13.9 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The average balances of investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2018 were $22.0 billion and $22.3 billion with average yields of 2.41% and 2.34%, respectively, compared to an average balance of $26.6 billion and $27.3 billion and average yields of 1.96% and 1.81% for the three-month and six-month periods ended June 30, 2017. The increase in interest income on investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2018 was primarily due to an increase in the average yield on interest-earning deposits.

Interest Income on Loans

Interest income on loans decreased $55.1 million and $146.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to a decline in the average outstanding loan balance during the periods and declines in rates for RICs, which comprised $85.1 million and $195.4 million of the decrease during the three-month and six-month periods ended June 30, 2018, respectively. Starting in the second half of 2017, the Company, lowered rates on RIC loans to improve pricing as well as dealer and customer experience, which will increase the competitive position in the market. The average balances of total loans were $84.0 billion and $83.4 billion with average yields of 8.63% and 8.54% for the three-month and six-month periods ended June 30, 2018, respectively, compared to $85.8 billion and $86.5 billion with average yields of 8.72% and 8.57% for the three-month and six-month periods ended June 30, 2017. The decrease in the average balance of total loans of $3.1 billion was primarily due to a decline in the balance of the commercial loan portfolio. The average balances of commercial loans were $38.7 billion and $38.7 billion with average yields of 4.20% and 4.09% for the three-month and six-month periods ended June 30, 2018, respectively, compared to $41.6 billion and $42.4 billion with average yields of 3.75% and 3.60% for the three-month and six-month periods ended June 30, 2017. The decrease in the average balance of the commercial loan portfolio was due to the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company's exit from the Commercial Mortgage Warehouse portfolio during the second quarter of 2018, and to reduce risk exposure in the loan portfolio.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $33.5 million and $46.9 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to an increase in interest rates overall and higher promotional rates offered to customers during the period. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base during the periods. The average balances of total interest-bearing deposits were $45.9 billion and $45.9 billion with average costs of 0.80% and 0.73% for the three-month and six-month periods ended June 30, 2018, respectively, compared to average balances of $48.9 billion and $50.1 billion with average costs of 0.48% and 0.48% for the three-month and six-month periods ended June 30, 2017.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $17.8 million and $31.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in interest expense on borrowed funds was due to interest paid at higher rate during the three-month and six-month periods ended June 30, 2018. The average balances of total borrowings were $38.9 billion and $39.0 billion with average costs of 3.26% and 3.19% for the three-month and six-month periods ended June 30, 2018, respectively, compared to an average balance of $42.1 billion and $42.7 billion with average costs of 2.84% and 2.77% for the three-month and six-month periods ended June 30, 2017. The average balance of borrowed funds decreased from June 30, 2017 to June 30, 2018, primarily due to the decrease in FHLB advances as a result of maturities and terminations.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2018 was $379.8 million and $882.4 million, respectively, compared to $604.8 million and $1.3 billion for the corresponding periods in 2017. The decrease for the three-month and six-month periods ended June 30, 2018 was primarily due to stabilizing credit performance for non-troubled debt restructuring ("TDR") loans, and recovery rates for the RIC and auto loan portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(in thousands)	2018	2017	2018	2017	Dollar	Percentage	Dollar	Percentage
ALLL, beginning of period	$3,853,209	$3,922,863	$3,911,575	$3,814,464	$(69,654)	(1.8)%	$97,111	2.5%
Charge-offs:
Commercial	(16,665)	(60,514)	(49,625)	(86,687)	43,849	(72.5)%	37,062	(42.8)%
Consumer	(1,036,520)	(1,128,919)	(2,255,456)	(2,366,199)	92,399	(8.2)%	110,743	(4.7)%
Total charge-offs	(1,053,185)	(1,189,433)	(2,305,081)	(2,452,886)	136,248	(11.5)%	147,805	(6.0)%
Recoveries:
Commercial	14,624	9,056	24,629	19,635	5,568	61.5%	4,994	25.4%
Consumer	613,359	599,437	1,275,105	1,223,374	13,922	2.3%	51,731	4.2%
Total recoveries	627,983	608,493	1,299,734	1,243,009	19,490	3.2%	56,725	4.6%
Charge-offs, net of recoveries	(425,202)	(580,940)	(1,005,347)	(1,209,877)	155,738	(26.8)%	204,530	(16.9)%
Provision for loan and lease losses (1)	382,727	611,685	904,506	1,349,021	(228,958)	(37.4)%	(444,515)	(33.0)%
ALLL, end of period	$3,810,734	$3,953,608	$3,810,734	$3,953,608	$(142,874)	(3.6)%	$(142,874)	(3.6)%
Reserve for unfunded lending commitments, beginning of period	$89,866	$120,396	$109,111	$122,419	$(30,530)	(25.4)%	$(13,308)	(10.9)%
Release of reserves for unfunded lending commitments (1)	(2,893)	(6,917)	(22,138)	(8,807)	4,024	(58.2)%	(13,331)	151.4%
Loss on unfunded lending commitments	—	(1,668)	—	(1,801)	1,668	(100.0)%	1,801	(100.0)%
Reserve for unfunded lending commitments, end of period	86,973	111,811	86,973	111,811	(24,838)	(22.2)%	(24,838)	(22.2)%
Total allowance for credit losses ("ACL"), end of period	$3,897,707	$4,065,419	$3,897,707	$4,065,419	$(167,712)	(4.1)%	$(167,712)	(4.1)%

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs decreased $155.7 million for the three-month period ended June 30, 2018 and $204.5 million for the six-month period ended June 30, 2018 compared to the corresponding periods in 2017.

Consumer charge-offs decreased $92.4 million and $110.7 million for the three-month and six-month periods ended June 30, 2018, respectively compared to the corresponding periods in 2017. The three-month decrease was primarily comprised of a $92.3 million decrease in consumer RIC and auto loan charge-offs and a $1.0 million decrease in consumer loan charge-offs in Puerto Rico. The six-month decrease was comprised of a $107.6 million decrease in RIC and consumer auto loan charge-offs and a $6.2 million decrease in consumer loan charge-offs in Puerto Rico, partially offset by a $2.7 million increase in Consumer credit card charge-offs.

Consumer recoveries increased $13.9 million and $51.7 million for the three-month and six-month periods ended June 30, 2018, respectively compared to the corresponding periods in 2017. The three month increase was comprised of a $16.4 million increase in consumer RIC and auto loan recoveries, offset by a $2.2 million decrease in other consumer loan recoveries. The six month increase was comprised of $55.1 million increase in RIC and consumer auto loan recoveries, partially offset by a $3.4 million decrease in other consumer loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 0.9% and 2.2% for the three-month and six-month periods ended June 30, 2018, respectively, compared to 1.2% and 2.6% for the corresponding periods in 2017.

Commercial charge-offs decreased $43.8 million and $37.1 million for the three-month and six-month periods ended June 30, 2018, respectively compared to corresponding period in 2017. The three month decrease was comprised of a $30.6 million decrease in Commercial Banking charge-offs, a $1.8 million decrease in commercial fleet charge-offs, a $1.1 million decrease in Middle Market Commercial Real Estate charge-offs, and a $9.2 million decrease in charge-offs for commercial loans in Puerto Rico. The six month decrease was comprised of a $15.9 million decrease in Commercial Banking charge-offs, a $5.2 million decrease in commercial fleet

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

charge-offs, a $4.7 million decrease in Middle Market Commercial Real Estate charge-offs, and a $10.8 million decrease in charge-offs for commercial loans in Puerto Rico.

Commercial recoveries increased $5.6 million and $5.0 million for the three-month and six-month periods ended June 30, 2018, respectively compared to the corresponding period in 2017. The three month increase was comprised of a $6.5 million increase in Corporate Banking, partially offset by a $0.9 million decrease in commercial fleet recoveries. The six month increase was comprised of $8.7 million increase in Corporate Banking recoveries, partially offset by a $2.2 million decrease in commercial fleet recoveries and a $1.2 million decrease in continuing care retirement communities recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, was less than 0.01% 0.06% for the three-month and six-month periods ended June 30, 2018, respectively, compared to 0.12% and 0.16% for the three-month and six-month periods ended June 30, 2017.

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$96,846	$120,047	$199,745	$232,113	$(23,201)	(19.3)%	$(32,368)	(13.9)%
Commercial fees	39,319	42,287	76,592	84,589	(2,968)	(7.0)%	(7,997)	(9.5)%
Lease income	569,306	489,043	1,110,202	985,087	80,263	16.4%	125,115	12.7%
Miscellaneous income	113,283	69,383	234,085	144,526	43,900	63.3%	89,559	62.0%
Net (losses)/gains recognized in earnings	419	9,049	(244)	9,569	(8,630)	(95.4)%	(9,813)	(102.5)%
Total non-interest income	$819,173	$729,809	$1,620,380	$1,455,884	$89,364	12.2%	$164,496	11.3%

Total non-interest income increased $89.4 million and $164.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increases for the three-month and six-month periods ended June 30, 2018 were primarily due to increases in lease income associated with the continued growth of the lease portfolio and increases in miscellaneous income. These increases were offset by decreases in consumer and commercial loan fees due to the reduction of loans serviced by the Company for the three-month and six-month periods ended June 30, 2018.

Consumer fees

Consumer fees decreased $23.2 million and $32.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The decreases were primarily due to decreases in loan fee income, which was attributable to a reduction in loans serviced by the Company due to loan sales and payoffs in 2018. These losses were partially offset by consumer insurance related fees.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit ATM fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $3.0 million and $8.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to lower commercial deposit fee income.

Lease income

Lease income increased $80.3 million and $125.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increases were the result of the growth in the Company's lease portfolio, with an average balance of $11.2 billion for the six-month period ended June 30, 2018, compared to $9.8 billion at June 30, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous Income/(loss)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	2,933	15,092	19,278	28,266	(12,159)	(80.6)%	(8,988)	(31.8)%
BOLI	14,816	14,052	29,384	31,351	764	5.4%	(1,967)	(6.3)%
Capital market revenue	41,083	39,771	97,696	85,587	1,312	3.3%	12,109	14.1%
Net gain on sale of operating leases	65,742	39,810	118,941	62,525	25,932	65.1%	56,416	90.2%
Asset and wealth management fees	43,922	39,438	87,259	75,939	4,484	11.4%	11,320	14.9%
Loss on sale of non-mortgage loans	(74,872)	(87,837)	(118,782)	(157,604)	12,965	(14.8)%	38,822	(24.6)%
Other miscellaneous income, net	19,659	9,057	309	18,462	10,602	117.1%	(18,153)	(98.3)%
Total miscellaneous income/(loss)	$113,283	$69,383	$234,085	$144,526	$43,900	63.3%	$89,559	62.0%

Miscellaneous income increased $43.9 million and $89.6 million for the three-month and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017, primarily due to an increase in net gain on sale of operating leases and a decrease in losses on the sale of non-mortgage loans.

Mortgage Banking Revenue

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage and multifamily servicing fees	$9,769	$10,452	$19,963	$21,076	$(683)	(6.5)%	$(1,113)	(5.3)%
Net gains on sales of residential mortgage loans and related securities	2,329	1,324	8,553	5,676	1,005	75.9%	2,877	50.7%
Net gains on sales of multifamily mortgage loans	(2,712)	900	(2,312)	1,200	(3,612)	(401.3)%	(3,512)	(292.7)%
Net gains/(losses) on hedging activities	(1,739)	8,900	(13,367)	9,946	(10,639)	(119.5)%	(23,313)	(234.4)%
Net gains/(losses) from changes in MSR fair value	(1,274)	(1,193)	13,769	263	(81)	6.8%	13,506	5,135.4%
MSR principal reductions	(3,440)	(5,291)	(7,328)	(9,895)	1,851	(35.0)%	2,567	(25.9)%
Total mortgage banking income, net	$2,933	$15,092	$19,278	$28,266	$(12,159)	(80.6)%	$(8,988)	(31.8)%

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

Mortgage banking revenue decreased $12.2 million and $9.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The decreases in revenue for 2018 were primarily attributable to a decrease in net gains on hedging activities of $10.6 million and $23.3 million, respectively. The six-month period ended June 30, 2018 is partially offset with an increase in net gains from changes in MSR valuation of $13.5 million when compared to the corresponding period in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%
June 30, 2017	4.13%	3.38%
September 30, 2017	3.99%	3.25%
December 31, 2017	4.13%	3.63%
March 31, 2018	4.50%	3.99%
June 30, 2018	4.63%	4.13%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily loan servicing fees decreased $0.7 million and $1.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. At June 30, 2018 and 2017, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $147.6 million and $414.2 million, respectively. The decrease in loans serviced for others was primarily due to pay-downs received during the remainder of 2017 and 2018.

Net gains on sales of residential mortgage loans and related securities increased $1.0 million and $2.9 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. For the three-month and six-month periods ended June 30, 2018, the Company sold $307.9 million and $617.8 million of mortgage loans for gains of $2.3 million and $8.6 million, respectively, compared to $305.6 million and $940.0 million of loans sold for gains of $1.3 million and $5.7 million in the corresponding periods in 2017.

The Company periodically sells qualifying mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA") in return for cash or MBS issued by those agencies. The Company records these transactions as sales when the transfers meet all of the accounting criteria for a sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions, which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of the MBS, servicing rights, and representation and warranty reserves is recognized as gain or loss on sale.

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

At June 30, 2018, the Company serviced loans with a principal balance of $52.4 million for FNMA, compared to $136.0 million at December 31, 2017. These loans had a credit loss exposure of $12.2 million as of June 30, 2018 and December 31, 2017. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans is fully amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. As of June 30, 2018 and December 31, 2017, the Company had a liability of zero and $1.3 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Net losses from hedging activities for the three-month and six-month periods ended June 30, 2018 were $1.7 million and $13.4 million, respectively, compared to gains of $8.9 million and $9.9 million in the corresponding periods in 2017. The decreases were primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains/losses from changes in MSR fair value was a loss of $1.3 million and a net gain of $13.8 million for the three-month and six-month periods ended June 30, 2018, respectively, as compared to a loss of $1.2 million and $0.3 million for the corresponding periods in 2017. The value of the related MSRs carried at fair value at June 30, 2018 and December 31, 2017 were $158.5 million and $146.0 million, respectively. The MSR asset fair value changes for the three-month and six-month periods ended June 30, 2018 was the result of fluctuations in interest rates.

The Company recognized $3.4 million and $7.3 million of principal reductions for the three-month and six-month periods ended June 30, 2018, respectively, compared to $5.3 million and $9.9 million for the corresponding periods in 2017. Principal reduction activity is impacted by changes in the level of prepayments and mortgage refinancing.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar	Percentage
Compensation and benefits	$427,728	$455,616	$896,505	$907,857	$(27,888)	(6.1)%	$(11,352)	(1.3)%
Occupancy and equipment expenses	163,171	163,553	322,511	326,264	(382)	(0.2)%	(3,753)	(1.2)%
Technology, outside services, and marketing expense	156,010	162,259	308,292	297,771	(6,249)	(3.9)%	10,521	3.5%
Loan expense	97,679	95,872	194,493	194,217	1,807	1.9%	276	0.1%
Lease expense	436,795	369,240	861,061	728,032	67,555	18.3%	133,029	18.3%
Other administrative expenses	135,565	95,096	239,746	197,334	40,469	42.6%	42,412	21.5%
Total general and administrative expenses	$1,416,948	$1,341,636	$2,822,608	$2,651,475	$75,312	5.6%	$171,133	6.5%

Total general and administrative expenses increased $75.3 million and $171.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. Factors contributing to this increase were as follows:

•
Compensation and benefits expense decreased $27.9 million and $11.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily the result of bonus expense decreasing $20.9 million and $12.5 million and other compensation and benefits decreasing $11.5 million and $31.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were offset by increases in salary expense of $12.0 million and $30.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease in bonus and other compensation and benefits expense relates to decreases in bonus true-ups and a reduction in capitalized software development costs during the comparative periods. The increase in salary expense primarily relates to merit increases and an increase in employees.

•
Occupancy and equipment expenses decreased $0.4 million and $3.8 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This was primarily due to a decrease in depreciation expense of $6.9 million and $9.3 million for the three-month and six-month periods ended June 30, 2018, respectively. The decrease in depreciation expense primarily related to depreciation on capitalized software assets, due to more disposals in the prior corresponding periods and minimal additions for the three-month and six-month periods ended June 30, 2018. These decreases were offset by an increase of $4.0 million and $5.8 million in maintenance and repair expense for the three-month and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Technology, outside services, and marketing expenses decreased $6.2 million and increased $10.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. Technology service expenses increased $7.2 million and $25.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increase relates to higher costs to IT vendors related to various initiatives. This was offset by decreases of $13.9 million and $15.0 million in marketing expenses for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to decreases in expenses such as direct mail, advertising and outside marketing associated with corporate marketing campaigns.

•
Loan expense increased $1.8 million and $0.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were primarily due to increases of $6.4 million and $4.5 million in loan servicing expenses and $3.0 million and $3.4 million in loan origination expenses for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increases were offset by decreases in collection expense of $5.0 million and $3.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

•
Lease expense increased $67.6 million and $133.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods 2017. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

•
Other administrative expenses increased $40.5 million and $42.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This increase was primarily attributable to an increase in operational risk expenses of $17.6 million and $25.7 million and miscellaneous expenses of $15.6 million and $17.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were offset by a decrease in legal expense of $4.3 million and $9.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017

OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar (decrease)/increase	Percentage	Dollar (decrease)/increase	Percentage
Amortization of intangibles	$15,288	$15,424	$30,576	$30,915	$(136)	(0.9)%	$(339)	(1.1)%
Deposit insurance premiums and other expenses	14,804	17,596	31,564	35,426	(2,792)	(15.9)%	(3,862)	(10.9)%
Loss on debt extinguishment	1,201	3,991	3,413	10,740	(2,790)	(69.9)%	(7,327)	(68.2)%
Other miscellaneous expenses	1,508	8,397	2,946	9,035	(6,889)	(82.0)%	(6,089)	(67.4)%
Total other expenses	$32,801	$45,408	$68,499	$86,116	$(12,607)	(27.8)%	$(17,617)	(20.5)%

Total other expenses decreased $12.6 million and $17.6 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The primary factors contributing to these decreases were:

•	Amortization of intangibles decreased $0.1 million and $0.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

•
Deposit insurance premiums and other expenses decreased $2.8 million and $3.9 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This decrease was primarily attributable to decreases in FDIC assessment rates as well as a decrease in the FDIC assessment base.

•
Losses on debt extinguishment decreased $2.8 million and $7.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The Company recorded loss on debt extinguishment related to tender offers on Bank debt of $1.2 million and $3.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to $4.0 million and $10.7 million, for the three-month and six-month periods ended June 30, 2017. Non-recurring activity of a $4 million charge on the buy-back of real estate investment trust preferred stock for the three-month ended and a tender offer on bank debt resulted in a charge of $6.7 million during the six-month period ended June 30, 2017.

•
Other miscellaneous expenses decreased $6.9 million and $6.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily related to restructuring charges during the comparative periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

Income tax provisions of $168.0 million and $263.4 million were recorded for the three-month and six-month periods ended June 30, 2018, respectively, compared to income tax provisions of $92.0 million and $170.9 million for the corresponding periods in 2017. This resulted in an effective tax rate ("ETR") of 31.9% and 29.9% for the three-month and six-month periods ended June 30, 2018, respectively, compared to 24.2% and 27.5% for the corresponding periods in 2017.

Refer to Note 13 to the Condensed Consolidated Financial Statements for an explanation of the changes in the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2018 consisted of Consumer and Business Banking, Commercial Banking, Corporate and Investment Banking (CIB) which was formerly known as Global Corporate Banking, and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2018, see Note 18 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$316,223	$277,069	$621,045	$539,800	$39,154	14.1%	$81,245	15.1%
Total non-interest income	69,647	94,285	152,465	176,819	(24,638)	(26.1)%	(24,354)	(13.8)%
Provision for credit losses	18,283	21,410	56,672	43,861	(3,127)	(14.6)%	12,811	29.2%
Total expenses	367,235	381,844	738,303	756,864	(14,609)	(3.8)%	(18,561)	(2.5)%
Income/(loss) before income taxes	352	(31,900)	(21,465)	(84,106)	32,252	101.1%	62,641	74.5%
Intersegment revenue	521	329	1,198	1,206	192	58.4%	(8)	(0.7)%
Total assets	19,088,997	18,077,481	19,088,997	18,077,481	1,011,516	5.6%	1,011,516	5.6%

Consumer and Business Banking reported income before income taxes of $0.4 million and a loss before income taxes of $21.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to losses before income taxes of $31.9 million and $84.1 million for the three-month and six-month periods ended June 30, 2017. Factors contributing to this change were as follows:

•
Net interest income increased $39.2 million and $81.2 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were primarily driven by deposit product margin due to interest rate increases partially offset by increased cost of deposits.

•
Total non-interest income decreased $24.6 million and $24.4 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017 driven by a change made in the second quarter of 2017 in the shared services agreement between the Bank and SSLLC, and also by non-recurring gains on sale from the of branches in Brooklyn, NY in 2017.

•
The provision for credit losses decreased $3.1 million and increased $12.8 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease for the three-month period reflects the reserve releases related to TDR portfolio in the month of June 2018. However, the increase of the provision for credit losses in the six-month period was driven by reserve releases in 2017 for home equity offset by reserve increases in 2018 for consumer loan portfolios to reflect the current upward trend of delinquencies.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Banking

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$160,824	$162,953	$315,759	$315,259	$(2,129)	(1.3)%	$500	0.2%
Total non-interest income	16,120	18,858	49,708	33,781	(2,738)	(14.5)%	15,927	47.1%
(Release of) /provision for credit losses	(13,001)	(1,089)	(22,742)	4,297	(11,912)	(1,093.8)%	(27,039)	(629.3)%
Total expenses	84,769	78,753	167,407	157,092	6,016	7.6%	10,315	6.6%
Income before income taxes	105,176	104,147	220,802	187,651	1,029	1.0%	33,151	17.7%
Intersegment revenue	2,562	1,750	4,093	3,052	812	46.4%	1,041	34.1%
Total assets	25,124,793	25,776,884	25,124,793	25,776,884	(652,091)	(2.5)%	(652,091)	(2.5)%

Commercial Banking reported income before income taxes of $105.2 million and $220.8 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to income before income taxes of $104.1 million and $187.7 million for the three-month and six-month periods ended June 30, 2017, respectively. Factors contributing to this change were as follows:

•
Net interest income decreased $2.1 million and increased $0.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. Total average gross loans were $24.6 billion and $24.8 billion for the three-month and six-month periods ended June 30, 2018, respectively, compared to $25.8 billion and $25.9 billion for the corresponding periods in 2017. The decline in average gross loans is primarily related to the sale of the Mortgage Warehouse portfolio in March and decreases in the Real Estate and Energy Lending portfolios, partially offset by an increase in the C&I portfolio.

•
The provision for credit losses decreased $11.9 million and decreased $27.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease in provision for the three-month and six-month periods ended June 30, 2018 was due to releases totaling $6.2 million for the Mortgage Warehouse portfolio, $11.3 million in Energy Lending, $8.1 million in Asset Based Lending, as well as other general releases.

CIB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$30,901	$40,860	$63,591	$83,088	$(9,959)	(24.4)%	$(19,497)	(23.5)%
Total non-interest income	64,740	42,375	115,378	93,711	22,365	52.8%	21,667	23.1%
(Release of) /provision for credit losses	3,764	13,635	1,709	12,271	(9,871)	(72.4)%	(10,562)	(86.1)%
Total expenses	58,507	59,454	116,574	106,062	(947)	(1.6)%	10,512	9.9%
Income before income taxes	33,370	10,146	60,686	58,466	23,224	228.9%	2,220	3.8%
Intersegment expense	(3,527)	(2,089)	(5,808)	(4,486)	(1,438)	(68.8)%	(1,322)	(29.5)%
Total assets	7,832,197	8,949,566	7,832,197	8,949,566	(1,117,369)	(12.5)%	(1,117,369)	(12.5)%

CIB reported income before income taxes of $33.4 million and $60.7 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to income before income taxes of $10.1 million and $58.5 million for the three-month and six-month periods ended June 30, 2017. Factors contributing to this change were as follows:

•
Net interest income decreased $10.0 million and $19.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The average balance of this segment's gross loans was $4.9 billion and $4.7 billion for the three-month and six-month periods ended June 30, 2018, respectively,

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to $6.2 billion and $6.8 billion for the corresponding periods in 2017. The average balance of deposits was $1.7 billion and $1.8 billion for the three-month and six-month periods ended June 30, 2018, respectively, compared to $2.2 billion and $2.3 billion for the corresponding periods in 2017. The decrease in loan balances is attributed to the strategic goal of building aless capital-intensive U.S. franchise, which was attained by exiting less profitable relationships across all sectors, and by pro-actively reducing exposures related to the commodities and oil and gas sectors.

•	Total non-interest income increased $22.4 million and $21.7 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

•
The provision for credit losses decreased $9.9 million and $10.6 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The provision decreased for the six-month period ended June 30, 2018 due to higher reserves required for oil and gas clients and higher reserves on a renewable energy investment that was substantially damaged by Hurricane Maria in 2017.

•
Total expenses decreased $0.9 million and increased $10.5 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017, driven by higher support and personnel expenses.

Other

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$66,267	$65,273	$129,070	$122,000	$994	1.5%	$7,070	5.8%
Total non-interest income	110,271	155,855	221,540	304,619	(45,584)	(29.2)%	(83,079)	(27.3)%
Provision for credit losses	8,621	16,051	14,958	31,663	(7,430)	(46.3)%	(16,705)	(52.8)%
Total expenses	217,368	244,249	442,975	467,939	(26,881)	(11.0)%	(24,964)	(5.3)%
Loss before income taxes	(49,451)	(39,172)	(107,323)	(72,983)	(10,279)	(26.2)%	(34,340)	(47.1)%
Intersegment revenue/(expense)	444	10	517	228	434	4,340.0%	289	126.8%
Total assets	36,919,571	42,444,282	36,919,571	42,444,282	(5,524,711)	(13.0)%	(5,524,711)	(13.0)%

The Other category reported losses before income taxes of $49.5 million and $107.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to losses before income taxes of $39.2 million and $73.0 million for the three-month and six-month periods ended June 30, 2017. Factors contributing to this change were as follows:

•	Net interest income increased $1.0 million and $7.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

•	Total non-interest income decreased $45.6 million and $83.1 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

•	The provision for credit losses decreased $7.4 million and $16.7 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

•	Total expenses decreased $26.9 million and $25.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$946,572	$1,053,673	$1,868,311	$2,096,600	$(107,101)	(10.2)%	$(228,289)	(10.9)%
Total non-interest income	567,693	432,373	1,099,429	867,221	135,320	31.3%	232,208	26.8%
Provision for credit losses	352,575	520,555	811,570	1,155,568	(167,980)	(32.3)%	(343,998)	(29.8)%
Total expenses	713,045	617,383	1,407,915	1,238,717	95,662	15.5%	169,198	13.7%
Income before income taxes	448,645	348,108	748,255	569,536	100,537	28.9%	178,719	31.4%
Intersegment revenue	—	—	—	—	—	0%	—	0.0%
Total assets	41,173,136	39,507,482	41,173,136	39,507,482	1,665,654	4.2%	1,665,654	4.2%

SC reported income before income taxes of $448.6 million and $748.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to income before income taxes of $348.1 million and $569.5 million for the three-month and six-month periods ended June 30, 2017. Factors contributing to this change were as follows:

•
Net interest income decreased $107.1 million and $228.3 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily related to an increase in interest expense during the periods. SC's cost of funds increased during the three- and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017 due to higher market rates and increased spreads. In addition, net interest income decreased due a decline in the average outstanding balance of the RIC portfolio in 2018 compared to 2017.

•
Total non-interest income increased $135.3 million and $232.2 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017, due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
The provision for credit losses decreased $168.0 million and $344.0 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. This decrease was primarily due to lower net charge offs during the three-month and six-month periods ended June 30, 2018 compared to the corresponding periods in 2017.

•
Total expenses increased $95.7 million and $169.2 million for the three-month and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate loans	$9,053,402	10.9%	$9,279,225	11.5%	$9,799,724	11.8%
Commercial and industrial loans	14,695,706	17.7%	14,438,311	17.9%	16,129,649	19.4%
Multifamily	8,323,925	10.0%	8,274,435	10.1%	8,240,516	9.9%
Other commercial	7,466,771	9.0%	7,174,739	8.9%	6,902,989	8.4%
Total Commercial Loans (1)	39,539,804	47.6%	39,166,710	48.4%	41,072,878	49.5%

Consumer loans secured by real estate:
Residential mortgages	9,464,713	11.4%	8,846,765	11.0%	8,040,363	9.7%
Home equity loans and lines of credit	5,682,230	6.8%	5,907,733	7.3%	5,903,913	7.1%
Total consumer loans secured by real estate	15,146,943	18.2%	14,754,498	18.3%	13,944,276	16.8%

Consumer loans not secured by real estate:
RICs and auto loans - originated	25,404,300	30.6%	23,081,424	28.6%	23,466,768	28.3%
RICs and auto loans - purchased	1,246,606	1.5%	1,834,868	2.3%	2,554,220	3.1%
Total RICs and auto loans	26,650,906	32.1%	24,916,292	30.9%	26,020,988	31.4%

Personal unsecured loans	1,277,301	1.5%	1,285,677	1.6%	1,229,497	1.5%
Other consumer	521,950	0.6%	617,675	0.8%	689,140	0.8%

Total consumer loans	43,597,100	52.4%	41,574,142	51.6%	41,883,901	50.5%
Total LHFI	$83,136,904	100.0%	$80,740,852	100.0%	$82,956,779	100.0%

Total LHFI with:
Fixed	$52,903,597	63.6%	$50,653,790	62.7%	$50,623,536	61.0%
Variable	30,233,307	36.4%	30,087,062	37.3%	32,333,243	39.0%
Total LHFI	$83,136,904	100.0%	$80,740,852	100.0%	$82,956,779	100.0%
(1) As of June 30, 2018, the Company had $272.6 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $373.1 million, or 1.0%, from December 31, 2017 to June 30, 2018. This increase was comprised of an increase in commercial and industrial loans of $257.4 million, and an increase in other commercial loans of $292.0 million, partially offset by a decrease in CRE loans of $225.8 million, as the Company switches its focus from CRE loans to place emphasis on core commercial business.

Commercial loans decreased approximately $1.5 billion, or 3.7%, from June 30, 2017 to June 30, 2018. This increase was primarily due to a decrease in commercial and industrial loans of $1.4 billion, due mainly to a decrease in CIB loans driven by strategy to reduce exposure to higher risk loans. Additionally, there was a increase in multifamily loans of $83.4 million as the Company switches its focus from CRE loans to place emphasis on core commercial business. CRE loans decreased $746.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	At June 30, 2018, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total(1)
CRE loans	$2,284,651	$5,299,622	$1,469,129	$9,053,402
Commercial and industrial loans and other	9,107,096	11,236,436	1,884,473	22,228,005
Multifamily loans	728,804	6,284,777	1,310,344	8,323,925
Total	$12,120,551	$22,820,835	$4,663,946	$39,605,332
Loans with:
Fixed rates	$3,382,812	$11,315,772	$2,423,417	$17,122,001
Variable rates	8,737,739	11,505,063	2,240,529	22,483,331
Total	$12,120,551	$22,820,835	$4,663,946	$39,605,332
(1) Includes LHFS.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $392.4 million, or 2.7%, from December 31, 2017 to June 30, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $617.9 million due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $225.5 million.

Consumer loans secured by real estate increased $1.2 billion, or 8.6%, from June 30, 2017 to June 30, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $1.4 billion due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $221.7 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $1.7 billion, or 7.0%, from December 31, 2017 to June 30, 2018. The increase in the RIC and auto loan portfolio was primarily due to an increase in net originations of $2.3 billion, which was partially offset by a $588.3 million decrease in the RIC and auto loan portfolio-purchased. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

RICs increased $629.9 million, or 2.4%, from June 30, 2017 to June 30, 2018. The increase in the RIC and auto loan portfolio was primarily due to an $1.9 billion increase in net origination activity, partially offset by a decrease in the RIC and auto loan portfolio-purchased of $1.3 billion. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2017 to June 30, 2018, by $104.1 million and from June 30, 2017 to June 30, 2018 by $119.4 million.

As of June 30, 2018, 83.0% (excluding purchase accounting) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO®) score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At June 30, 2018, a typical RIC was originated with an average annual percentage rate of 16.8% and was purchased from the dealer at a discount of 0.004%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime RICs and personal unsecured loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date. As of June 30, 2018, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider DTI levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined LTV ("CLTV") ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative LTV ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or FNMA. Credit risk is further reduced, since a portion of the Company’s mortgage loan production is sold to investors in the secondary market without recourse.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2018	December 31, 2017	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$123,305	$139,236	$(15,931)	(11.4)%
Commercial and industrial loans	162,134	230,481	(68,347)	(29.7)%
Multifamily	28,501	11,348	17,153	151.2%
Other commercial	77,052	83,468	(6,416)	(7.7)%
Total commercial loans	390,992	464,533	(73,541)	(15.8)%

Consumer loans secured by real estate:
Residential mortgages	241,886	265,436	(23,550)	(8.9)%
Home equity loans and lines of credit	125,834	134,162	(8,328)	(6.2)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,924,294	1,816,226	108,068	6.0%
RICs - purchased	203,346	256,617	(53,271)	(20.8)%
Total RICs and Auto loans	2,127,640	2,072,843	54,797	2.6%

Personal unsecured loans	7,035	2,366	4,669	197.3%
Other consumer	8,570	10,657	(2,087)	(19.6)%
Total consumer loans	2,510,965	2,485,464	25,501	1.0%
Total non-accrual loans	2,901,957	2,949,997	(48,040)	(1.6)%

Other real estate owned	118,502	130,777	(12,275)	(9.4)%
Repossessed vehicles	147,430	210,692	(63,262)	(30.0)%
Other repossessed assets	1,212	2,190	(978)	(44.7)%
Total other real estate owned ("OREO") and other repossessed assets	267,144	343,659	(76,515)	(22.3)%
Total non-performing assets	$3,169,101	$3,293,656	$(124,555)	(3.8)%

Past due 90 days or more as to interest or principal and accruing interest	$88,162	$96,461	n/a	n/a
Annualized net loan charge-offs to average loans (1)	2.4%	3.0%	n/a	n/a
Non-performing assets as a percentage of total assets	2.4%	2.6%	n/a	n/a
NPLs as a percentage of total loans	3.4%	3.5%	n/a	n/a
ALLL as a percentage of total NPLs	131.3%	132.6%	n/a	n/a
(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended June 30, 2018.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $110.7 million and $112.3 million at June 30, 2018 and December 31, 2017, respectively. Potential problem consumer loans amounted to $3.7 billion and $4.2 billion at June 30, 2018 and December 31, 2017, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets decreased during the period to $3.2 billion, or 2.4% of total assets, at June 30, 2018, compared to $3.3 billion, or 2.6% of total assets, at December 31, 2017, primarily attributable to an decrease in NPLs in the commercial and industrial and RIC and auto loan portfolios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in RIC non-accrual loans as of June 30, 2018 was the result of the Company classifying $1.0 billion of RIC TDR loans that were less than 60 days past due, but for which repayment was not reasonably assured, as non-accrual. Until repayment is reasonably assured, the Company is applying the cost recovery method to this RIC portfolio, which accelerated the reduction of the outstanding RIC balance and correspondingly reduced the required allowance and decreased the allowance for loan losses as a percentage of the NPL ratio. In addition, the purchased RIC ALLL balance as a percentage of NPL portfolio decreased primarily due to a $0.6 billion, or 32.1%, decline in the portfolio since December 31, 2017 as it is in run-off.

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

Commercial

Commercial NPLs decreased $73.5 million from December 31, 2017 to June 30, 2018. Commercial NPLs accounted for 1.0% and 1.2% of commercial LHFI at June 30, 2018 and December 31, 2017, respectively. The decrease in commercial NPLs was comprised of a $74.8 million decrease in commercial and industrial NPLs, and a $15.9 million decrease in the CRE portfolio, partially offset by a $17.2 million increase in the Multifamily portfolio.

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

RIC TDRs are placed on non-accrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days. For loans on non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For TDR loans on non-accrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on cost recovery basis, the Company returns to accrual when a sustained period of repayment performance has been achieved. Based on deteriorating TDR vintage performance, beginning January 1, 2017, the Company believes repayment under the revised terms is not reasonably assured for a RIC that is already on non-accrual status (i.e., more than 60 days past due) and has received a modification or deferment that qualifies as a TDR event. In addition, any TDR that subsequently receives a third deferral is placed on non-accrual status. Further, the Company has determined that certain of these loans should also be placed on a cost recovery basis.

Interest is accrued when earned in accordance with the terms of the RIC. For reporting of past due loans, with respect to RICs originated through our "Chrysler Capital" channel, the required minimum payment is 90% of the scheduled payment. With respect to RICs originated by the Company or acquired from an unaffiliated third-party originator on or after January 1, 2017, the required minimum payment is 90% of the scheduled payment, whereas previous to January 1, 2017, the required minimum payment for certain RICs was 50% of the scheduled payment. The Company aggregates partial payments in determining whether a full payment has been missed in computing past due status.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPLs in the RIC and auto loan portfolio increased $54.8 million from December 31, 2017 to June 30, 2018. At June 30, 2018, non-performing RICs and auto loans accounted for 8.0% of total RIC and auto LHFI, compared to 8.3% of total RICs and auto loans at December 31, 2017.

NPLs in the personal unsecured and other consumer loan portfolio increased $2.6 million from December 31, 2017 to June 30, 2018. At June 30, 2018 and December 31, 2017, non-performing personal unsecured and other consumer loans accounted for 0.9% and 0.7% of total unsecured and other consumer loans, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$241,886	$125,834	$265,436	$134,162
Total LHFI	9,464,713	5,682,230	8,846,765	5,907,733
NPLs as a percentage of total LHFI	2.6%	2.2%	3.0%	2.3%
NPLs in foreclosure status	43.2%	51.5%	48.8%	52.2%

The NPL ratio is higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Foreclosure Activity

In recent years, select states and territories within the Bank’s footprint have experienced delays in the foreclosure process, which has impacted NPL volume. Counties in New Jersey have historically displayed significant delays in foreclosure sale timelines and New York has been experiencing similar court delays, which impacts foreclosure inventory outflow.

Puerto Rico’s economy remains in an economic and fiscal crisis that has already extended for 11 years. The island’s economy continues experiencing adjustments related to the aftermath of the housing market crisis, the banking industry consolidation in 2010 and multiple rounds of austerity measures implemented in recent years in an attempt to stabilize the public sector. These circumstances have eroded confidence and prolonged the contraction in economic activity prior to the impact of 2017's hurricanes. Refer to the "Economic and Business Environment" section of this MD&A for additional information on the impact of Hurricane Maria on Puerto Rico.

The following table represents the concentration of foreclosures by state and U.S. territory for the Company as a percentage of total foreclosures at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Puerto Rico	58.0%	53.5%
New Jersey	10.2%	13.7%
New York	8.8%	6.4%
Pennsylvania	4.9%	10.9%
Massachusetts	8.3%	5.8%
All other states(1)	9.8%	9.7%
(1) States included in this category individually represent less than 10% of total foreclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 98.7% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 51.5% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

Alt-A Loans

The Alt-A segment consists of loans with limited documentation requirements, a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At June 30, 2018 and December 31, 2017, the residential mortgage portfolio included the following Alt-A loans:

(dollars in thousands)	June 30, 2018	December 31, 2017
Alt-A loans	$349,054	$386,412
Alt-A loans as a percentage of the residential mortgage portfolio(1)	3.6%	4.3%
Alt-A loans in NPL status	$24,421	$33,534
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	10.1%	12.6%

(1)	Includes residential mortgage held for sale.

The performance of the Alt-A segment has remained poor, averaging an 7.0% NPL ratio in 2018. Alt-A mortgage originations were discontinued in 2008. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 10.1% at June 30, 2018. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances as a percentage of the residential mortgage portfolio.

Delinquencies

At June 30, 2018 and December 31, 2017, the Company's delinquencies consisted of the following:

	June 30, 2018					December 31, 2017
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$509,364	$3,590,357	$216,637	$285,219	$4,601,577	$571,229	$4,225,517	$229,547	$295,138	$5,321,431
Total loans(1)	$15,404,646	$26,931,019	$2,755,706	$39,605,332	$84,696,703	$14,964,668	$26,017,340	$2,965,442	$39,315,888	$83,263,338
Delinquencies as a % of loans	3.3%	13.3%	7.9%	0.7%	5.4%	3.8%	16.2%	7.7%	0.8%	6.4%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $719.9 million, or 13.5%, from December 31, 2017 to June 30, 2018 primarily driven by RICs and auto loan delinquencies, which decreased $635.2 million. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, the Company's delinquencies have been highest in the period from November through January due to consumers’ holiday spending. Commercial loan delinquencies decreased by $9.9 million from December 31, 2017 to June 30, 2018, primarily related to commercial and industrial loans located in Puerto Rico due to overall economic conditions on the island.

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

The following table summarizes TDRs at the dates indicated:

	As of June 30, 2018
(in thousands)	Commercial	%	Consumer loans secured by real estate	%	RICs and auto loans	%	Other consumer	%	Total TDRs
Performing	$149,934	51.8%	$275,411	71.2%	$5,261,972	91.1%	$121,983	75.5%	$5,809,300
Non-performing	139,702	48.2%	111,333	28.8%	513,330	8.9%	39,641	24.5%	804,006
Total	$289,636	100.0%	$386,744	100.0%	$5,775,302	100.0%	$161,624	100.0%	$6,613,306

% of loan portfolio	0.7%	n/a	2.5%	n/a	21.4%	n/a	5.9%	n/a	7.8%
(1) Includes LHFS

	As of December 31, 2017
(in thousands)	Commercial	%	Consumer loans secured by real estate	%	RICs and auto loans	%	Other consumer	%	Total TDRs
Performing	$146,808	54.4%	$292,634	70.8%	$5,270,507	88.3%	$114,355	74.7%	$5,824,304
Non-performing	123,266	45.6%	120,458	29.2%	700,461	11.7%	38,683	25.3%	982,868
Total	$270,074	100.0%	$413,092	100.0%	$5,970,968	100.0%	$153,038	100.0%	$6,807,172

% of loan portfolio	0.7%	n/a	2.8%	n/a	22.9%	n/a	5.2%	n/a	8.2%
(1) Includes LHFS

The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2018		Six-Month Period Ended June 30, 2017
(in thousands)	RICs and auto loans	All other loans	RICs and auto loans	All other loans(1)
TDRs, beginning of period	$5,975,512	$831,660	$5,161,935	$944,981
New TDRs(1)	283,688	82,000	2,062,608	163,156
Charged-Off TDRs	(311,758)	(7,088)	(1,091,066)	(132,541)
Sold TDRs	—	—	—	(7,252)
Payments on TDRs	(172,140)	(68,568)	(556,121)	(24,222)
TDRs, end of period	$5,775,302	$838,004	$5,577,356	$944,122

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered delinquent. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account. TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured, and considered for return to accrual when a sustained period of repayment performance has been achieved.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$426,820	47.6%	$443,796	48.4%
Consumer loans	3,336,891	52.4%	3,420,756	51.6%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,810,734	100.0%	3,911,575	100.0%
Reserve for unfunded lending commitments	86,973		109,111
Total ACL	$3,897,707		$4,020,686

General

The ACL decreased $123.0 million from December 31, 2017 to June 30, 2018. The change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $426.8 million at June 30, 2018 (1.1% of commercial LHFI) and $443.8 million at December 31, 2017 (1.1% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio is, in part, due to a decline in the overall balance of the commercial real estate loan portfolio.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 25.3% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.1% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

The allowance for consumer loans was $3.3 billion and $3.4 billion at June 30, 2018 and December 31, 2017, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.7% at June 30, 2018 and 8.2% at December 31, 2017. The increase in the allowance for consumer loans was primarily attributable to SC's RIC and auto loan portfolio growth.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $47.0 million at both June 30, 2018 and December 31, 2017.

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

The reserve for unfunded lending commitments decreased from $109.1 million at December 31, 2017 to $87.0 million at June 30, 2018. During the six-month period ended June 30, 2018, the reserve for unfunded commitments decreased by approximately $22 million primarily due to the funding of a letter of credit. At the time of funding, the letter of credit had an associated reserve of $14.5 million which was transferred to the ALLL. The remaining decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $1.3 billion to $13.1 billion at June 30, 2018, compared to $14.4 billion at December 31, 2017. During the six-month period ended June 30, 2018, the composition of the Company's investment portfolio changed due to a decrease in MBS and ABS, offset by an increase in U.S Treasury securities. MBS decreased by $1.9 billion primarily due to a transfer to HTM for $1.2 billion and $1.0 billion of principal paydowns and maturities, partially offset by purchases of $359.1 million. U.S. Treasuries increased by $619.7 million primarily due to investment purchases of $593.0 million. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $2.9 billion at June 30, 2018. The Company had 71 investment securities classified as HTM as of June 30, 2018.

Total gross unrealized losses on investment securities AFS increased by $174.0 million during the six-month period ended June 30, 2018. The increase was comprised of an increase in unrealized losses of $166.0 million on MBS, primarily due to rising interest rates.

Other investments, which consists primarily of FHLB stock and FRB stock, increased from $658.9 million at December 31, 2017 to $700.9 million at June 30, 2018, primarily due to an increase in CDs greater than 90 days to maturity and Low Income Housing Tax Credit ("LIHTC") investments of $30.0 million and $27.8 million, respectively. In addition, the Company purchased $34.1 million of FHLB stock at par during the six-month period ended June 30, 2018, which was offset by the redemption of $63.0 million of FHLB stock at par during the same period. There was no gain or loss associated with these redemptions. During the six-month period ended June 30, 2018, the Company did not purchase any FRB stock.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2018 was approximately 4.71 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2018 was approximately 3.51 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,176,533	$7,042,828
FNMA and FHLMC securities	6,404,390	6,840,696
State and municipal securities	20	23
Other securities (1)	483,930	529,636
Total investment securities AFS	13,064,873	14,413,183
Investment securities HTM:
U.S. government agencies	2,920,087	1,799,808
Total investment securities HTM(2)	2,920,087	1,799,808
Trading securities	—	—
Other investments	700,858	658,864
Total investment portfolio	$16,685,818	$16,871,855

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2018:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2018
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,627,256	$3,498,765
FHLMC	3,035,095	2,905,625
GNMA (1)	7,605,004	7,385,230
Government - Treasuries	1,632,805	1,617,802
Total	$15,900,160	$15,407,422

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2018, goodwill totaled $4.4 billion and represented 3.4% of total assets and 18.4% of total stockholder's equity. The following table shows goodwill by reporting units at June 30, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	CIB	SC	Total
Goodwill	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During the first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 18 for further discussion on the change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, have been combined. There were no additions or impairments of goodwill for the three-month and six-month periods ended June 30, 2018.

During the second quarter of 2018, Santander renamed its Global and Corporate Banking business to CIB to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to composition of the reportable segment or reporting unit as a result of this change.

The Company conducted its annual goodwill impairment tests as of October 1, 2017 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the second quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed. As discussed further in the section of this MD&A above captioned “Executive Summary,” SC and FCA are in exploratory discussions regarding the Chrysler Agreement that could have a future impact on the Company's goodwill.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 16 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the Internal Revenue Service, please refer to Note 13 to the Condensed Consolidated Financial Statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2018 and December 31, 2017, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2018 and December 31, 2017, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

For a discussion of Basel III, which became effective for SHUSA and the Bank on January 1, 2015, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order; or (3) the Bank is not adequately capitalized at the time. The OCC's prior approval would also be required if the Bank were notified by the OCC that it is a problem institution or in troubled condition.

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the three-month and six-month periods ended June 30, 2018, the Company paid cash dividends of $5.0 million and $10.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of $3.65 million and $7.3 million, respectively.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at June 30, 2018:

	SHUSA

	June 30, 2018	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.28%	6.50%	4.50%
Tier 1 capital ratio	17.89%	8.00%	6.00%
Total capital ratio	19.55%	10.00%	8.00%
Leverage ratio	14.57%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing in basis.

	BANK

	June 30, 2018	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	18.17%	6.50%	4.50%
Tier 1 capital ratio	18.17%	8.00%	6.00%
Total capital ratio	19.30%	10.00%	8.00%
Leverage ratio	14.43%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented under a Basel III phasing in basis.

In June 2018, the Company announced that the Federal Reserve did not object to the planned capital actions described in the Company’s capital plan submitted as part of the CCAR process. That capital plan included planned capital distributions across the following categories: (1) common stock dividends from SHUSA to Santander, (2) common stock dividends from SC, (3) common stock buyback by SC, (4) redemption of SHUSA's Capital Trust IX preferred securities, (5) redemption of SHUSA’s preferred stock, and (6) dividends on the Company’s preferred stock and payments on its trust preferred securities until they are redeemed.

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

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs and require it to replace funding lost due to the downgrade, which may include the loss of customer deposits, limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in the Economic and Business Environment section of this MD&A.

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
SC has more than $7.0 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the six-month period ended June 30, 2018, SC completed on-balance sheet funding transactions totaling approximately $9.2 billion, including:

•	three securitization on its Santander Drive Auto Receivables Trust ("SDART") platform for approximately $3.3 billion;

•	two securitization on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for approximately $2.1 billion;

•	one private lease securitization for approximately $1.2 billion;

•	one lease securitization on its Santander Retail Auto Lease Trust platform for approximately $1.0 billion;

•	one private amortizing lease facility for approximately $1.0 billion;

•	issuance of retained bonds on its SDART platform for approximately $304.0 million; and

•	issuance of retained bonds on its DRIVE platform for $191.0 million.

SC also completed $2.6 billion in asset sales to Santander.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On September 13, 2017, the revolving subordinated loan agreement with SHUSA was increased to $350.0 million and, on October 6, 2017, it was increased to $495.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At June 30, 2018, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of June 30, 2018, the Bank had approximately $21.0 billion in committed liquidity from the FHLB and the FRB. Of this amount, $19.1 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2018 and December 31, 2017, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $16.6 billion and $18.4 billion, respectively. These amounts represented 26.9% and 30.3% of total deposits at June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the Bank, BSI and BSPR had $1.1 billion, $1.6 billion, and $1.2 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $737.4 million in committed liquidity from the FHLB, all of which was unused as of June 30, 2018, as well as $543.3 million in liquid assets aside from cash unused as of June 30, 2018.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's SCF has changed. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details.

	Six-Month Period Ended June 30,
(in thousands)	2018	2017
Net cash flows from operating activities	$3,909,460	$2,505,613
Net cash flows from investing activities	(5,486,642)	(304,670)
Net cash flows from financing activities	489,220	(4,433,072)

Cash flows from operating activities

Net cash flow from operating activities was $3.9 billion for the six-month period ended June 30, 2018, which was primarily comprised of net income of $617.1 million, $3.3 billion in proceeds from sales of LHFS, $889.2 million in depreciation, amortization and accretion, and $882.4 million of provision for credit losses, partially offset by $2.4 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities was $2.5 billion for the six-month period ended June 30, 2017, which was comprised of net income of $451.5 million, $2.5 billion in proceeds from sales of LHFS, $724.0 million in depreciation, amortization and accretion, and $1.3 billion of provisions for credit losses, partially offset by $2.4 billion of originations of LHFS, net of repayments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from investing activities

For the six-month period ended June 30, 2018, net cash flow from investing activities was $(5.5) billion, primarily due to $3.5 billion in normal loan activity, $1.2 billion of purchases of investment securities AFS, and $4.8 billion in operating lease purchases and originations, partially offset by $1.2 billion of AFS investment securities sales, maturities and prepayments, $826.1 million in proceeds from sales of LHFI, and $2.2 billion in proceeds from sales and terminations of operating leases.

For the six-month period ended June 30, 2017, net cash flow from investing activities was $(304.7) million, primarily due to $5.1 billion of purchases of investment securities AFS and $3.1 billion in operating lease purchases and originations, partially offset by $3.5 billion of AFS investment securities sales, maturities and prepayments, $1.7 billion in normal loan activity, $1.8 billion in proceeds from sales and terminations of operating leases, and $551.1 million in manufacturer incentives.

Cash flows from financing activities

For the six-month period ended June 30, 2018, net cash flow from financing activities was $489.2 million, which was primarily due to a $725.4 million increase in deposits, partially offset by a decrease in net borrowing activity of $249.3 million.

Net cash flow from financing activities for the six-month period ended June 30, 2017 was $(4.4) billion, which was primarily due to a decrease in net borrowing activity of $168.0 million and a $4.3 billion decrease in deposits.

See the SCF for further details on the Company's sources and uses of cash.

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

SC has two credit facilities with seven banks providing an aggregate commitment of $4.2 billion for the exclusive use of supplying short-term liquidity needs to support Chrysler Capital retail financing. As of June 30, 2018 and December 31, 2017, there were outstanding balances on these facilities of $1.9 billion and $2.0 billion, respectively. Both facilities require reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facilities

SC also obtains financing through four investment management agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2018 and December 31, 2017, there were outstanding balances of $456.1 million and $744.5 million, respectively, under these repurchase facilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander Credit Facilities

Santander historically has provided, and continues to provide, SC's business with significant funding support in the form of committed credit facilities. Through Santander’s New York branch ("Santander NY"), Santander provides SC with $1.8 billion of long-term committed revolving credit facilities. In July 2018, $1.0 billion of the $1.8 billion of credit facilities was terminated and replaced with a $500 million line of credit with SHUSA as discussed below.

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

Santander also serves as the counterparty for many of SC's derivative financial instruments, with outstanding notional amounts of $1.3 billion and $3.7 billion at June 30, 2018 and December 31, 2017, respectively.

Under an agreement with Santander, SC pays Santander a fee of 12.5 basis points per annum on certain warehouse facilities as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and, for amortizing commitments, the guarantee fee is paid against each month's ending balance. The guarantee fee only applies to additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. SC recognized guarantee fee expense of $3.6 million and $2.9 million for the six-month periods ended June 30, 2018 and 2017, respectively.

SHUSA lending to SC

The Company also provides SC with $3.0 billion in committed revolving credit that can be drawn on an unsecured basis maturing in March 2019. The Company also provides SC with $3.0 billion in various term loans with maturities ranging from March 2019 to December 2022. These loans eliminate in the consolidation of SHUSA.

In July 2018, the Company entered into a $500 million line of credit with SC. This loan will eliminate in the consolidation of SHUSA.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has completed six securitizations year-to-date in 2018, and currently has 44 securitizations outstanding in the market with a cumulative ABS balance of approximately $13.0 billion.

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

Off-Balance Sheet Financing

Beginning in March 2017, SC has had the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets.

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

Dividends and Stock Issuances

At June 30, 2018, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of June 30, 2018, the Company had 530,391,043 shares of common stock outstanding. During the three-month and six-month periods ended June 30, 2018, the Company paid dividends of $5.0 million and $10.0 million, respectively, to its sole shareholder, Santander.

During the three-month and six-month periods ended June 30, 2018, Santander made a cash contribution of zero and $5.7 million, respectively, to the Company.

SHUSA's Board of Directors has approved an ordinary dividend of $75 million and a special dividend of $250 million payable August 16, 2018 to shareholders of record as of the close of business on August 20, 2018.

During the three-month and six-month periods ended June 30, 2018 the Company paid dividends of $3.7 million and $7.3 million, respectively, on its preferred stock.

On July 2, 2018, SHUSA’s Board of Directors declared a cash dividend on the Company’s preferred stock of $0.45625 per share, which is payable on August 15, 2018 to shareholders of record as of the close of business on August 1, 2018. In addition, SHUSA's Board of Directors has approved and SHUSA has called for the redemption of all outstanding shares of the Company's preferred stock, and all outstanding shares of the related depositary shares, each representing a 1/1000th ownership interest in a preferred share. The preferred stock will be redeemed on August 15, 2018.

SC paid a dividend of $0.05 per share in February 2018 and a dividend of $0.05 per share in May 2018. SC has also declared a cash dividend of $0.20 per share, to be paid on August 8, 2018 to share-holders of record as of the close of business on August 6, 2018. SC has paid a total of $36.1 million in dividends through June 30, 2018, of which, $11.5 million have been paid to non-controlling interests and $24.6 million to the Company which eliminates in the consolidated results of the Company.

During 2018, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $100.0 million in dividends to SHUSA;

•	The Bank has declared an ordinary dividend of $75 million and a special dividend of $250 million payable on August 15, 2018;

•	BSI declared and paid $10.0 million in dividends to SHUSA; and

•	SHUSA contributed $40.0 million to SSLLC.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
FHLB advances (1)	$1,319,560	$1,017,339	$302,221	$—	$—
Notes payable - revolving facilities	4,625,023	1,167,063	3,457,960	—	—
Notes payable - secured structured financings	24,361,841	1,524,792	7,986,566	10,263,313	4,587,170
Other debt obligations (1) (2)	13,377,474	2,266,784	3,712,148	3,454,952	3,943,590
Junior subordinated debentures due to capital trust entities (1) (2)	280,125	6,435	14,277	14,197	245,216
CDs (1)	6,067,615	3,310,846	2,356,778	392,314	7,677
Non-qualified pension and post-retirement benefits	131,197	13,918	26,123	26,330	64,826
Operating leases(3)	719,168	125,213	220,482	164,213	209,260
Total contractual cash obligations	$50,882,003	$9,432,390	$18,076,555	$14,315,319	$9,057,739

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2018. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $55.8 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Lending Arrangements

SC is obligated to make purchase price holdback payments to a third-party originator of auto loans SC has purchased when losses are lower than originally expected. SC was also obligated to make total return settlement payments to this third-party originator in 2017 if returns on the purchased loans were greater than originally expected. These obligations are accounted for as derivatives.

As a result of the strategic evaluation of its personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting the personal loan portfolios. On April 14, 2017, SC sold another portfolio comprised of personal installment loans to a third-party buyer.

SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in the Company's Condensed Consolidated Financial Statements, similar to SC. Accordingly, the Company recorded $134.7 million and $154.3 million during the six months ended June 30, 2018 and 2017, respectively, in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $1.0 billion at June 30, 2018.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2018 and December 31, 2017:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2018	December 31, 2017
Down 100 basis points	(3.44)%	(3.33)%
Up 100 basis points	3.20%	2.88%
Up 200 basis points	6.22%	5.48%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2018 and December 31, 2017.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2018	December 31, 2017
Down 100 basis points	(1.01)%	(2.55)%
Up 100 basis points	(1.39)%	(0.04)%
Up 200 basis points	(3.60)%	(1.62)%

As of June 30, 2018, the Company’s MVE profile showed a decrease of 1.01% for downward parallel interest rate shocks of 100 basis points and a decrease of 1.39% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases and their market value appreciation is therefore limited. At the same time, with deposit rates remaining at comparatively low levels, the Company cannot effectively transfer interest rate declines to its NMD customers. For upward parallel interest rate shocks, extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks, the loss in market value is not offset by the change in NMD.

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

The Company's derivatives portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates residential mortgages. It sells a portion of this production to the FHLMC, the FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2 , MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

To address the material weakness in the control environment (material weakness 1, noted above), the Company is in the process of strengthening its processes and controls as follows:

•
Established regular working group meetings, with appropriate oversight by management, to review and challenge complex accounting matters and strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•	Appointed a Head of Internal Controls with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•
Developed a plan to enhance its risk assessment processes, control procedures and documentation, including the implementation of a Company-wide comprehensive risk assessment to identify the processes and financial statement areas with higher risks of misstatement.

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

•	Designed and implemented additional controls over the preparation and the review of the SCF and Notes to the Consolidated Financial Statements.

•	Strengthening the review controls, reconciliations and supporting documentation related to the classification of cash flows between operating activities and investing activities in the SCF.

•	Enhanced the risk assessment process to identify higher risk data provisioning processes.

•	Implementing additional completeness and accuracy reviews at a detailed level at the statement preparation and data provider levels.

While progress has been made to remediate all of these areas, as of June 30, 2018, we are still in the process of implementing the enhanced processes and procedures and testing the operating effectiveness of these improved controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. In addition, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 13 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service (“IRS”) and Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows that are set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The information presented below should be read in conjunction with the risk factors disclosed in that Form 10-K.

The Chrysler Agreement may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If SC fails to meet certain of these performance conditions, FCA may seek to terminate the agreement. In addition, FCA has the option to acquire an equity participation in the Chrysler Capital portion of SC's business.

In February 2013, SC entered into the Chrysler Agreement with FCA through which SC launched the Chrysler Capital brand on May 1, 2013. Under the Chrysler Agreement, SC provides private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services SC provides under the Chrysler Agreement include providing (1) credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products FCA sells or distributes, (2) automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, (3) financing for commercial and fleet customers, and (4) ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. In May 2013, in accordance with the terms of the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable payment, to be amortized over ten years. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement were terminated in accordance with its term.

Under and subject to the terms of the Chrysler Agreement, SC received limited exclusivity rights to participate in specified minimum percentages of certain of FCA's financing incentive programs, which include loan rate subvention and automotive lease residual support subvention. Among other covenants, SC has committed to certain revenue sharing arrangements. SC bears the risk of loss on loans originated pursuant to the Chrysler Agreement, while FCA shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the Chrysler Agreement, including limitations on SC’s participation in such gains and losses.

In connection with the Chrysler Agreement, SC and FCA entered into an option agreement pursuant to which FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider.

The equity option agreement does not specify the percentage of equity interests to be represented by the equity participation, but indicates that it can be greater than 80% and provides that FCA would specify the percentage to be purchased at the time of exercise of the option. The equity option agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of an equity participation interest. There is a risk that SC may ultimately receive less than what SC believes to be the fair market value for that interest, and the loss of SC's associated revenue and profits may not be offset fully by the proceeds for such interest. There can be no assurance that SC would be able to redeploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing SC's profitability. Further, the likelihood, timing and structure of any such transaction cannot reasonably be determined at this time. There can be no assurance that SHUSA or SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to SHUSA and SC and have a material adverse effect on SHUSA's or SC's business, financial condition and results of operations.

The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations under the Chrysler Agreement. SC's obligations include SC meeting specified obligations in relation to escalating penetration rates for the first five years of the agreement, subject to FCA treating SC in a manner consistent with other comparable OEMs' treatment of their captive finance providers. Additional termination rights in favor of FCA include, among other circumstances, (i) a person other than Santander and its affiliates owns 20% or more of SC’s common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC becomes, controls, or becomes controlled by, an OEM that competes with FCA or (iii) certain of SC’s credit facilities become impaired.

SC’s ability to realize the full strategic and financial benefits of its relationship with FCA depends in part on the successful continued development of its Chrysler Capital business, which requires a significant amount of management's time and effort as well as continued cooperation from FCA. If FCA exercises its equity option, if the Chrysler Agreement (or FCA's limited exclusivity obligations thereunder) were to terminate, if FCA seeks to significantly change its business relationship with SC, or if SC otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to SHUSA's and SC’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of SHUSA's and SC’s portfolio, liquidity, funding and growth, and SHUSA's and SC's ability to implement its business strategy could be materially adversely affected. The Company has $1.0 billion of goodwill assigned to the SC reporting unit from the 2014 Change in Control of SC. It is possible that changes to the Chrysler Agreement may trigger a goodwill impairment evaluation, which could require the goodwill to be written down if SC's financial condition is materially adversely affected. In addition, the Company has a $72.5 million Chrysler relationship intangible, which may require an impairment evaluation if there are adverse changes to the Chrysler Agreement.

On July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and SC entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 until 31 days after either party receives a written notice of termination from the other party under the Chrysler Agreement following December 31, 2018.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 9, 2018	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	August 9, 2018	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Controller and Executive Vice President