Form 10-Q
period 2018-09-30
Santander Holdings USA, Inc.
filed 2018-11-13
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑. No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock (no par value)	530,391,043 shares

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

•
the ability of certain European member countries to continue to service their debt and the risk that a weakened European economy could negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business, as well as the stability of global financial markets, including economic instability and recessionary conditions in Europe and the eventual exit of the United Kingdom from the European Union;

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

•
competitors of SHUSA may have greater financial resources or lower costs, or be subject to different regulatory requirements than SHUSA, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	consumers and small businesses may decide not to use banks for their financial transactions, which could impact our net income;

•
Santander Consumer USA Inc.'s ("SC's") agreement with Fiat Chrysler Automobiles US LLC ("FCA") may not result in currently anticipated levels of growth, is subject to performance conditions that could result in termination of the agreement, and is also subject to an option giving FCA the right to acquire an equity participation in the Chrysler Capital portion of SC's business;

•	changes in customer spending or savings behavior, including changes due to recently enacted tax legislation;

•	the ability of SHUSA and its third-party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	loss of customer deposits that could increase our funding costs;

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

ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AFS: Available-for-sale	DOJ: Department of Justice
ALLL: Allowance for loan and lease losses	DRIVE: Drive Auto Receivables Trust
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	DTI: Debt-to-income
ASC: Accounting Standards Codification	ECOA: Equal Credit Opportunity Act
ASU: Accounting Standards Update	EPS: Enhanced Prudential Standards
Bank: Santander Bank, National Association	ETR: Effective tax rate
BEA: Bureau of Economic Analysis	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
BSI: Banco Santander International	FCA: Fiat Chrysler Automobiles US LLC
BSPR: Banco Santander Puerto Rico	FDIA: Federal Deposit Insurance Corporation Improvement Act
CBP: Citizens Bank of Pennsylvania	FDIC: Federal Deposit Insurance Corporation
CCAR: Comprehensive Capital Analysis and Review	Federal Reserve: Board of Governors of the Federal Reserve System
CD: Certificate of deposit	FHLB: Federal Home Loan Bank
CEF: Closed-end fund	FHLMC: Federal Home Loan Mortgage Corporation
CEO: Chief Executive Officer	FICO®: Fair Isaac Corporation credit scoring model
CEVF: Commercial equipment vehicle financing	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CET1: Common equity Tier 1	FINRA: Financial Industrial Regulatory Authority
CFPB: Consumer Financial Protection Bureau	FNMA: Federal National Mortgage Association
Change in Control: First quarter 2014 change in control and consolidation of SC	FOB: Financial Oversight and Management Board of Puerto Rico
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FRB: Federal Reserve Bank
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FVO: Fair value option
CIB: Corporate and Investment Banking	GAAP: Accounting principles generally accepted in the United States of America
CID: Civil investigative demand	GAP: Guaranteed auto protection
CLTV: Combined loan-to-value
CMO: Collateralized mortgage obligation	HFI: Held for investment
CMP: Civil monetary penalty	HTM: Held to maturity
CODM: Chief Operating Decision Maker	IHC: U.S. intermediate holding company
Company: Santander Holdings USA, Inc.	IPO: Initial public offering
COSO: Committee of Sponsoring Organizations	IRS: Internal Revenue Service
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Changes in anticipated loan prepayment rates	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
CRA: Community Reinvestment Act	LCR: Liquidity coverage ratio
CRE: Commercial Real Estate	LHFI: Loans held-for-investment

LHFS: Loans held-for-sale	SAM: Santander Asset Management, LLC
LIBOR: London Interbank Offered Rate	Santander NY: New York branch of Santander
LTD: Long-term debt	Santander UK: Santander UK plc
LTV: Loan-to-value	SBNA: Santander Bank, National Association
MBS: Mortgage-backed securities	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC Common Stock: Common shares of SC
MSR: Mortgage servicing right	SCF: Statement of cash flows
MVE: Market value of equity	SCRA: Servicemembers' Civil Relief Act
NCI: Non-controlling interest	SDART: Santander Drive Auto Receivables Trust, a SC securitization platform
NMD: Non-maturity deposits	SDGT: Specially Designated Global Terrorist
NMTC: New market tax credits	SEC: Securities and Exchange Commission
NPL: Non-performing loan	Securities Act: Securities Act of 1933, as amended
NSFR: Net stable funding ratio	SFS: Santander Financial Services, Inc.
NYSE: New York Stock Exchange	SHUSA: Santander Holdings USA, Inc.
OCC: Office of the Comptroller of the Currency	SIS: Santander Investment Securities Inc.
OEM: Original equipment manufacturer	SPAIN: Santander Prime Auto Issuing Note Trust, a securitization platform
OREO: Other real estate owned	SPE: Special purpose entity
OTTI: Other-than-temporary impairment	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	SSLLC: Santander Securities LLC
PROMESA: Puerto Rico Management and Economic Stability Act	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
REIT: Real estate investment trust	TCJA: Tax Cut and Jobs Act of 2017
RIC: Retail installment contract	TDR: Troubled debt restructuring
RV: Recreational vehicle	TLAC: Total loss-absorbing capacity
RWA: Risk-weighted asset	Trusts: Securitization trusts
S&P: Standard & Poor's	UPB: Unpaid principal balance
Santander: Banco Santander, S.A.	VIE: Variable interest entity
Santander BanCorp: Santander BanCorp and its subsidiaries	VOE: Voting rights entity

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017
		(As Revised - Note 1)
	(in thousands)
ASSETS
Cash and cash equivalents	$6,505,522	$6,519,967
Investment securities:
Available-for-sale ("AFS") at fair value	11,760,512	14,413,183
Held-to-maturity ("HTM") (fair value of $2,713,695 and $1,773,938 as of September 30, 2018 and December 31, 2017, respectively)	2,825,768	1,799,808
Other investments (includes Trading securities of $1,992 and $1 as of September 30, 2018 and December 31, 2017, respectively)	743,965	658,864
Loans held-for-investment ("LHFI")(1) (5)	85,061,913	80,790,681
Allowance for loan and lease losses ("ALLL") (5)	(3,956,973)	(3,994,887)
Net LHFI	81,104,940	76,795,794
Loans held-for-sale ("LHFS") (2)	1,147,033	2,522,486
Premises and equipment, net (3)	772,406	849,061
Operating lease assets, net (5)(6)	13,278,888	10,474,308
Goodwill	4,444,389	4,444,389
Intangible assets, net	489,978	535,753
Bank-owned life insurance ("BOLI")	1,823,078	1,795,700
Restricted cash (5)	2,830,691	3,818,807
Other assets (4) (5)	3,900,905	3,646,405
TOTAL ASSETS	$131,628,075	$128,274,525
LIABILITIES
Accrued expenses and payables	$2,951,645	$2,825,263
Deposits and other customer accounts	60,941,997	60,831,103
Borrowings and other debt obligations (5)	41,517,752	39,003,313
Advance payments by borrowers for taxes and insurance	184,642	159,321
Deferred tax liabilities, net	1,207,468	965,290
Other liabilities (5)	1,093,672	799,403
TOTAL LIABILITIES	107,897,176	104,583,693
Commitments and Contingencies (Note 16)
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; zero and 8,000 shares outstanding at September 30, 2018 and December 31, 2017, respectively)	—	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2018 and December 31, 2017)	17,736,580	17,723,010
Accumulated other comprehensive loss	(462,990)	(198,431)
Retained earnings	3,758,505	3,453,957
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,032,095	21,173,981
Noncontrolling interest ("NCI")	2,698,804	2,516,851
TOTAL STOCKHOLDER'S EQUITY	23,730,899	23,690,832
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$131,628,075	$128,274,525

(1) LHFI includes $136.5 million and $186.5 million of loans recorded at fair value at September 30, 2018 and December 31, 2017, respectively.
(2) Includes $207.6 million and $197.7 million of loans recorded at the fair value option ("FVO") at September 30, 2018 and December 31, 2017, respectively.
(3) Net of accumulated depreciation of $1.4 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $160.1 million and $146.0 million at September 30, 2018 and December 31, 2017, respectively, for which the Company has elected the FVO. See Note 8 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At September 30, 2018 and December 31, 2017, LHFI included $23.9 billion and $22.7 billion, Operating leases assets, net included $13.2 billion and $10.2 billion, restricted cash included $1.6 billion and $2.0 billion, other assets included $721.8 million and $747.1 million, Borrowings and other debt obligations included $31.2 billion and $28.5 billion, and Other Liabilities included $113.2 million and $198.0 million of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.3 billion and $3.4 billion at September 30, 2018 and December 31, 2017, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
		(As Revised - Note 1)		(As Revised - Note 1)
	(in thousands)
INTEREST INCOME:
Loans	$1,914,528	$1,855,624	$5,584,979	$5,584,275
Interest-earning deposits	32,202	24,370	98,655	63,279
Investment securities:
AFS	75,136	93,599	225,673	270,041
HTM	16,931	8,859	51,176	29,502
Other investments	4,141	4,688	13,989	15,876
TOTAL INTEREST INCOME	2,042,938	1,987,140	5,974,472	5,962,973
INTEREST EXPENSE:
Deposits and other customer accounts	103,265	56,707	271,020	177,524
Borrowings and other debt obligations	340,912	323,133	962,259	913,040
TOTAL INTEREST EXPENSE	444,177	379,840	1,233,279	1,090,564
NET INTEREST INCOME	1,598,761	1,607,300	4,741,193	4,872,409
Provision for credit losses	621,014	686,685	1,608,697	2,065,837
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	977,747	920,615	3,132,496	2,806,572
NON-INTEREST INCOME:
Consumer and commercial fees	144,505	151,906	420,843	468,609
Lease income	610,324	509,714	1,720,526	1,494,801
Miscellaneous income, net(1) (2)	68,915	127,154	302,998	271,678
TOTAL FEES AND OTHER INCOME	823,744	788,774	2,444,367	2,235,088
Net (losses)/gains on sale of investment securities	(1,688)	6,707	(1,931)	16,276
TOTAL NON-INTEREST INCOME	822,056	795,481	2,442,436	2,251,364
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	436,202	452,587	1,332,708	1,360,444
Occupancy and equipment expenses	169,595	165,201	492,106	491,465
Technology, outside service, and marketing expense	146,652	129,474	454,944	427,244
Loan expense	83,190	91,147	277,683	285,364
Lease expense	455,344	409,424	1,316,404	1,137,456
Other administrative expenses	119,385	95,712	359,132	293,046
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,410,368	1,343,545	4,232,977	3,995,019
OTHER EXPENSES:
Amortization of intangibles	15,288	15,288	45,864	46,204
Deposit insurance premiums and other expenses	15,861	19,792	47,425	55,218
Loss on debt extinguishment	57	5,582	3,470	16,321
Other miscellaneous expenses	8,813	2,739	11,761	11,774
TOTAL OTHER EXPENSES	40,019	43,401	108,520	129,517
INCOME BEFORE INCOME TAX PROVISION	349,416	329,150	1,233,435	933,400
Income tax provision	109,949	92,942	374,162	257,033
NET INCOME INCLUDING NCI	239,467	236,208	859,273	676,367
LESS: NET INCOME ATTRIBUTABLE TO NCI	72,491	74,851	251,770	225,451
NET INCOME ATTRIBUTABLE TO SHUSA	$166,976	$161,357	$607,503	$450,916
(1) Includes impact of $86.8 million and $236.5 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $84.8 million and $246.9 million for the three-month and nine-month periods ended September 30, 2017 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment (income)/expense, net.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
		(As Revised - Note 1)		(As Revised - Note 1)
	(in thousands)		(in thousands)
NET INCOME INCLUDING NCI	$239,467	$236,208	$859,273	$676,367
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized (losses) / gains on cash flow hedge derivative financial instruments, net of tax (1)	(3,822)	(492)	(25,926)	3,544
Net unrealized (losses) / gains on AFS investment securities, net of tax (2)	(50,345)	6,538	(196,328)	42,856
Pension and post-retirement actuarial gains / (losses), net of tax	626	557	(3,211)	1,598
TOTAL OTHER COMPREHENSIVE (LOSS) / GAIN, NET OF TAX	(53,541)	6,603	(225,465)	47,998
COMPREHENSIVE INCOME	185,926	242,811	633,808	724,365
NET INCOME ATTRIBUTABLE TO NCI	72,491	74,851	251,770	225,451
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$113,435	$167,960	$382,038	$498,914

(1) Excludes $(0.2) million and $3.9 million of other comprehensive income attributable to NCI for the three-month and nine-month periods ended September 30, 2018 respectively, compared to $0.2 million and $0.3 million for the corresponding periods in 2017.
(2) Excludes $39.1 million impact of other comprehensive income reclassified to Retained earnings as a result of the adoption of ASU 2018-02.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED September 30, 2018 AND 2017 (in thousands)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	195,445	16,599,497	(193,208)	3,020,149	2,756,875	22,378,758
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(26,456)	—	14,764	37,401	25,709
Comprehensive (loss)/income attributable to SHUSA (As revised - Note 1)	—	—	—	47,998	450,916	—	498,914
Other comprehensive income attributable to NCI	—	—	—	—	—	(321)	(321)
Net income attributable to NCI (As revised - Note 1)	—	—	—	—	—	225,451	225,451
Impact of SC stock option activity	—	—	—	—	—	14,193	14,193
Contribution of SFS from shareholder (Note 1)	—	—	430,783	—	(108,705)	—	322,078
Capital contribution from shareholder	—	—	9,000	—	—	—	9,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(164)	—	—	—	(164)
Dividends declared and paid on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends declared and paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2017	530,391	$195,445	$17,012,660	$(145,210)	$3,361,174	$3,033,599	$23,457,668

Balance, January 1, 2018	530,391	195,445	17,723,010	(198,431)	3,453,957	2,516,851	23,690,832
Cumulative-effect adjustment upon adoption of new accounting standards and other (Note 1)	—	—	—	(39,094)	47,550	—	8,456
Comprehensive income attributable to SHUSA	—	—	—	(225,465)	607,503	—	382,038
Other comprehensive income attributable to NCI	—	—	—	—	—	3,916	3,916
Net income attributable to NCI	—	—	—	—	—	251,770	251,770
Contribution from shareholder and related tax impact (Note 17)	—	—	9,174	—	—	—	9,174
Contribution of SAM from shareholder (Note 1)	—	—	4,396	—	—	—	4,396
Redemption of preferred stock	—	(195,445)	—	—	(4,555)	—	(200,000)
Impact of stock issued in connection with employee benefit and incentive compensation plans	—	—	—	—	—	11,235	11,235
Dividends declared and paid on common stock	—	—	—	—	(335,000)	—	(335,000)
Dividends declared and paid to NCI	—	—	—	—	—	(34,757)	(34,757)
Stock Repurchase attributable to NCI	—	—	—	—	—	(50,211)	(50,211)
Dividends declared and paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2018	530,391	$—	$17,736,580	$(462,990)	$3,758,505	$2,698,804	$23,730,899
See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period Ended September 30,
	2018	2017
		(As Revised - Note 1)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$859,273	$676,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,608,697	2,065,837
Deferred tax expense	332,297	248,776
Depreciation, amortization and accretion(1)	1,411,482	1,142,390
Net loss on sale of loans	233,977	256,072
Net loss/(gain) on sale of investment securities	1,931	(16,276)
Loss on debt extinguishment	3,470	16,321
Net loss/(gain) on real estate owned and premises and equipment	10,300	(23,395)
Stock-based compensation	704	940
Equity (income)/loss on equity method investments	(5,051)	747
Originations of LHFS, net of repayments	(2,683,847)	(3,805,625)
Purchases of LHFS	(1,301)	(4,021)
Proceeds from sales of LHFS	3,925,429	4,272,628
Purchases of trading securities	(3,627)	(9,734)
Proceeds from sales of trading securities	3,532	18,074
Net change in:
Revolving personal loans	(147,975)	(139,360)
Other assets and BOLI	(293,470)	(235,730)
Other liabilities	384,524	(49,535)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,640,345	4,414,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	968,487	1,763,305
Proceeds from prepayments and maturities of AFS investment securities	2,060,524	3,791,545
Purchases of AFS investment securities	(1,900,147)	(6,088,005)
Proceeds from prepayments and maturities of HTM investment securities	266,616	140,992
Purchases of HTM investment securities	(135,898)	(51,506)
Proceeds from sales of other investments	94,053	205,445
Proceeds from maturities of other investments	—	560
Purchases of other investments	(120,692)	(154,928)
Proceeds from sales of LHFI	935,471	1,085,985
Proceeds from the sales of equity method investments	—	17,717
Distributions from equity method investments	3,316	7,572
Contributions to equity method and other investments	(81,132)	(55,236)
Proceeds from settlements of BOLI policies	16,434	25,008
Purchases of LHFI	(776,059)	(517,844)
Net change in loans other than purchases and sales	(5,958,162)	2,255,406
Purchases and originations of operating leases	(7,717,157)	(4,739,735)
Proceeds from the sale and termination of operating leases(1)	2,979,649	2,528,179
Manufacturer incentives	781,752	778,748
Proceeds from sales of real estate owned and premises and equipment	42,130	97,976
Purchases of premises and equipment	(105,530)	(103,695)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(8,646,345)	987,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	110,894	(5,171,305)
Net change in short-term borrowings	1,014,519	2,105,048
Net proceeds from long-term borrowings	33,477,492	35,094,920
Repayments of long-term borrowings	(32,007,516)	(36,057,264)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	1,400,000	1,000,000
Repayments of FHLB advances (with terms greater than 3 months)	(1,400,000)	(4,500,000)
Net change in advance payments by borrowers for taxes and insurance	25,321	18,405
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Dividends paid on common stock	(335,000)	(5,000)
Dividends paid to noncontrolling interest	(34,757)	—
Stock repurchase attributable to NCI	(50,211)	—
Proceeds from the issuance of common stock	7,906	5,586
Capital contribution from shareholder	5,741	9,000
Redemption of preferred stock	(200,000)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2,003,439	(7,511,560)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (2)	(1,002,561)	(2,109,595)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (2)	10,338,774	13,052,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (2)	$9,336,213	$10,943,212

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	57,482	9,536
Loans transferred from/(to) held-for-investment ("HFI") (from)/to held-for-sale, net ("HFS")	732,527	4,899
Unsettled sales of investment securities	58,311	109,106
Contribution of SFS from shareholder (3)	—	322,078
Contribution of SAM from shareholder (3)	4,396	—
AFS investment securities transferred to HTM investment securities	1,167,189	—

(1) September 30, 2017 cash flow activity has been updated for the operating lease cash flow classification correction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.
(2) The beginning, ending and net change balances for the periods ended September 30, 2018 and September 30, 2017 include restricted cash balances of $3.8 billion, $2.8 billion, and $(988.1) million; and $3.0 billion, $3.0 billion, and $16.6 million, respectively.
(3) The contributions of Santander Financial Services, Inc. ("SFS") and Santander Asset Management, LLC ("SAM") were accounted for as non-cash transactions. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or "the Company") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

In June 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. On July 11, 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it provides personal loans, private-label revolving lines of credit and other consumer finance products.

As of September 30, 2018, SC was owned approximately 68.3% by SHUSA and 31.7% by other shareholders. During 2017, SHUSA increased its ownership in SC; refer to additional details in Note 21 of the Company's Annual Report on Form 10-K as of December 31, 2017. Common shares of SC ("SC Common Stock") are listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

Intermediate Holding Company ("IHC")

The enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve System (the "Federal Reserve") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC. The contribution of SAM to the Company transferred approximately $5.4 million of assets, $1.0 million of liabilities, and $4.4 million of equity to the Company.

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company elected to report the results of SAM on a prospective basis beginning July 2, 2018. As a result of the 2017 contribution of SFS in 2017 and SAM in 2018, SHUSA's net income is understated $1.0 million and $5.3 million for the nine-month period ended September 30, 2018 and 2017, respectively, and a contribution to stockholder's equity of $4.4 million and $322.1 million was recorded on July 2, 2018, and July 1, 2017, respectively, which are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

Basis of Presentation

These Condensed Consolidated Financial Statements include accounts of the Company and its consolidated subsidiaries, and certain special purpose financing trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to Securities and Exchange Commission ("SEC") regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Corrections to Previously Reported Amounts

Certain accounting for retail installment contracts and auto loans

In connection with preparing its financial statements for the quarter ended September 30, 2018, the Company identified and corrected two immaterial errors impacting its previously issued 2018 and 2017 financial statements. To correct the misstatements, the Company has revised its Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements as of and for the periods ended September 30, 2017.  Financial reporting periods not presented herein will be revised, as applicable, in future periods and filings.  The matters giving rise to the corrections are summarized below:

•
For core retail auto loans originated at SC after January 1, 2017, as previously disclosed, the Company had determined past due status using a 90% required minimum payment threshold, while continuing to use a 50% threshold to report past due status on core retail auto loans originated prior to that date. SC had accounted for this change as a change in accounting estimate. In the third quarter of 2018, the Company and SC determined that loan contract terms alone, exclusive of alternative terms agreed with borrowers during loan servicing, should always have been the basis for determining the past due status of a loan. The consolidated financial statements and related delinquency disclosures for the three- and nine- month periods ended September 30, 2018 have been prepared, for all loans, with loan past due status based on a 90% required minimum payment threshold; and the financial statements and related disclosures for the period ended September 30, 2017 have been revised to conform with this same basis of determining loan past due status.

•
On January 1, 2017, as previously disclosed, SC prospectively began classifying as non-accrual loans (1) any loans designated as troubled debt restructurings (“TDRs") and 60+ days past due at the time of TDR and (2) any loans less than 60 days past due at the time of TDR that had a third instance of deferral. These TDR loans were also placed on a cost recovery basis from that time forward and not returned to accrual status until there was sustained evidence of collectability. The Company had accounted for these changes as changes in an accounting estimate. In the third quarter of 2018, the Company determined the changes in both nonaccrual designation and cost recovery basis, if preferable, would have been more appropriately accounted for as changes in accounting principle, not changes in estimate. As it was not management's intention to account

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

for the changes retrospectively, as is required for changes in accounting principle, management has determined the change was an error and, in turn, to correct the error by reversing the impacts of the change.

The following tables summarize the impacts of the corrections on the Company's Condensed Consolidated Balance Sheets for the periods indicated:

	June 30, 2018			March 31, 2018			December 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
ASSETS
LHFI	$83,136,904	$138,537	$83,275,441	$80,118,328	$95,455	$80,213,783	$80,740,852	$49,829	$80,790,681
ALLL	(3,810,734)	(178,142)	(3,988,876)	(3,853,209)	(131,167)	(3,984,376)	(3,911,575)	(83,312)	(3,994,887)
Other assets	3,930,251	23,658	3,953,909	3,994,748	19,264	4,014,012	3,632,427	13,978	3,646,405
TOTAL ASSETS	130,138,694	(15,947)	130,122,747	129,227,891	(16,448)	129,211,443	128,294,030	(19,505)	128,274,525
LIABILITIES
Deferred tax liabilities, net	1,144,002	(3,849)	1,140,153	1,037,909	(3,965)	1,033,944	969,996	(4,706)	965,290
TOTAL LIABILITIES	105,986,215	(3,849)	105,982,366	105,384,810	(3,965)	105,380,845	104,588,399	(4,706)	104,583,693
STOCKHOLDER'S EQUITY
Retained earnings	3,931,614	(6,880)	3,924,734	3,685,111	(7,142)	3,677,969	3,462,674	(8,717)	3,453,957
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,449,794	(6,880)	21,442,914	21,242,459	(7,142)	21,235,317	21,182,698	(8,717)	21,173,981
Noncontrolling interest ("NCI")	2,702,685	(5,218)	2,697,467	2,600,622	(5,341)	2,595,281	2,522,933	(6,082)	2,516,851
TOTAL STOCKHOLDER'S EQUITY	24,152,479	(12,098)	24,140,381	23,843,081	(12,483)	23,830,598	23,705,631	(14,799)	23,690,832
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$130,138,694	$(15,947)	$130,122,747	$129,227,891	$(16,448)	$129,211,443	$128,294,030	$(19,505)	$128,274,525

	September 30, 2017			June 30, 2017			March 31, 2017(1)
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
ASSETS
LHFI	$81,548,699	$21,689	$81,570,388	$82,956,779	$7,672	$82,964,451	$83,714,900	$(1,340)	$83,713,560
ALLL	(3,956,145)	(50,900)	(4,007,045)	(3,953,608)	(28,837)	(3,982,445)	(3,922,863)	(8,033)	(3,930,896)
Other assets	3,871,053	9,744	3,880,797	4,091,273	3,023	4,094,296	4,084,593	2,123	4,086,716
TOTAL ASSETS	131,986,117	(19,467)	131,966,650	134,755,695	(18,142)	134,737,553	136,091,168	(7,250)	136,083,918
LIABILITIES
Deferred tax liabilities, net	1,642,549	(7,335)	1,635,214	1,553,283	(6,829)	1,546,454	1,474,337	(2,714)	1,471,623
TOTAL LIABILITIES	108,516,317	(7,335)	108,508,982	111,858,441	(6,829)	111,851,612	113,491,418	(2,714)	113,488,704
STOCKHOLDER'S EQUITY
Retained earnings	3,368,210	(7,037)	3,361,173	3,315,083	(6,562)	3,308,521	3,144,344	(2,631)	3,141,713
TOTAL SHUSA STOCKHOLDER'S EQUITY	20,431,105	(7,037)	20,424,068	19,940,592	(6,562)	19,934,030	19,747,425	(2,631)	19,744,794
NCI	3,038,695	(5,095)	3,033,600	2,956,662	(4,752)	2,951,910	2,852,325	(1,905)	2,850,420
TOTAL STOCKHOLDER'S EQUITY	23,469,800	(12,132)	23,457,668	22,897,254	(11,314)	22,885,940	22,599,750	(4,536)	22,595,214
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$131,986,117	$(19,467)	$131,966,650	$134,755,695	$(18,143)	$134,737,552	$136,091,168	$(7,250)	$136,083,918
(1) The March 31, 2017 as reported balances have been adjusted for the correction of a deferred tax classification error disclosed in the June 30, 2017 Form 10-Q filed on August 11, 2017.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following tables summarize the impacts of the corrections on the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	For the six-month period ended			For the three-month period ended			For the three-month period ended
	June 30, 2018			June 30, 2018			March 31, 2018
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
INTEREST INCOME
Loans	$3,561,579	$108,873	$3,670,452	$1,813,853	$54,470	$1,868,323	$1,747,734	$54,403	$1,802,137
TOTAL INTEREST INCOME	3,822,660	108,873	3,931,533	1,946,603	54,470	2,001,073	1,876,064	54,403	1,930,467
NET INTEREST INCOME	3,033,558	108,873	3,142,431	1,537,616	54,470	1,592,086	1,495,950	54,403	1,550,353
Provision for credit losses	882,368	105,315	987,683	379,834	53,969	433,803	502,534	51,346	553,880
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,151,190	3,558	2,154,748	1,157,782	501	1,158,283	993,416	3,057	996,473
Income tax provision / (benefit)	263,356	857	264,213	168,035	116	168,151	95,321	741	96,062
NET INCOME including NCI	617,107	2,700	619,807	359,171	385	359,556	257,935	2,315	260,250
Less: Net income attributable to NCI	178,416	864	179,280	104,018	123	104,141	74,397	741	75,138
NET INCOME ATTRIBUTABLE TO SHUSA	$438,691	1,836	440,527	255,153	262	255,415	183,538	1,574	185,112

The following tables summarize the impacts of the corrections on the Company's Condensed Consolidated Statements of Operations for the periods indicated:

	For the year ended			For the nine-month period ended			For the three-month period ended
	December 31, 2017			September 30, 2017			September 30, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
INTEREST INCOME
Loans	$7,287,400	$89,945	$7,377,345	$5,530,239	$54,036	$5,584,275	$1,822,384	$33,240	$1,855,624
TOTAL INTEREST INCOME	7,786,134	89,945	7,876,079	5,908,937	54,036	5,962,973	1,953,900	33,240	1,987,140
NET INTEREST INCOME	6,334,005	89,945	6,423,950	4,818,373	54,036	4,872,409	1,574,060	33,240	1,607,300
Provision for credit losses	2,650,494	109,450	2,759,944	1,992,334	73,503	2,065,837	652,120	34,565	686,685
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,683,511	(19,505)	3,664,006	2,826,039	(19,467)	2,806,572	921,940	(1,325)	920,615
Income tax provision / (benefit)	(152,334)	(4,706)	(157,040)	264,368	(7,335)	257,033	93,448	(506)	92,942
NET INCOME including NCI	972,774	(14,799)	957,975	688,499	(12,132)	676,367	237,027	(819)	236,208
Less: Net income attributable to NCI	411,707	(6,082)	405,625	230,547	(5,096)	225,451	75,195	(344)	74,851
NET INCOME ATTRIBUTABLE TO SHUSA	$561,067	(8,717)	552,350	457,952	(7,036)	450,916	161,832	(475)	161,357

	For the six-month period ended			For the three-month period ended			For the three-month period ended
	June 30, 2017			June 30, 2017			March 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
INTEREST INCOME
Loans	$3,707,856	$20,796	$3,728,652	$1,868,918	$(8,167)	$1,860,751	$1,838,938	$28,963	$1,867,901
TOTAL INTEREST INCOME	3,955,038	20,796	3,975,834	1,999,445	(8,167)	1,991,278	1,955,593	28,963	1,984,556
NET INTEREST INCOME	3,244,313	20,796	3,265,109	1,641,749	(8,167)	1,633,582	1,602,565	28,963	1,631,528
Provision for credit losses	1,340,214	38,938	1,379,152	604,768	2,725	607,493	735,445	36,213	771,658
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,904,099	(18,142)	1,885,957	1,036,981	(10,892)	1,026,089	867,120	(7,250)	859,870
Income tax provision / (benefit)	170,920	(6,829)	164,091	91,983	(4,115)	87,868	78,937	(2,714)	76,223
NET INCOME including NCI	451,472	(11,314)	440,158	287,763	(6,777)	280,986	163,709	(4,536)	159,173
Less: Net income attributable to NCI	155,352	(4,752)	150,600	104,724	(2,847)	101,877	50,628	(1,905)	48,723
NET INCOME ATTRIBUTABLE TO SHUSA	$296,120	(6,562)	289,558	183,039	(3,931)	179,108	113,081	(2,631)	110,450

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following tables summarize the impacts of the corrections on the Company's Condensed Consolidated Statements of Cash Flows for the periods ended indicated:

	For the six-month period ended			For the three-month period ended			For the year ended
	June 30, 2018			March 31, 2018			December 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Net Cash Provided by Operating Activities	$3,909,460	$99,192	$4,008,652	$1,963,089	$49,117	$2,012,206	$4,826,346	$75,968	$4,902,314
Net Cash Provided by (Used In) Investing Activities	$(5,486,642)	$(99,192)	$(5,585,834)	$(979,224)	$(49,117)	$(1,028,341)	$3,317,009	$(75,968)	$3,241,041

	For the nine-month period ended			For the six-month period ended			For the three-month period ended
	September 30, 2017			June 30, 2017			March 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Net Cash Provided by Operating Activities	$4,370,183	$44,293	$4,414,476	$2,505,613	$17,773	$2,523,386	$1,615,055	$26,840	$1,641,895
Net Cash Provided by (Used In) Investing Activities	$1,031,782	$(44,293)	$987,489	$(304,670)	$(17,773)	$(322,443)	$(169,177)	$(26,840)	$(196,017)

In addition to the revision of the Company's Condensed Consolidated Financial Statements, information within the Notes to the Condensed Consolidated Financial Statements have been revised to reflect the correction of errors discussed above. The following tables summarize the impacts of the correction of those items:

	June 30, 2018			March 31, 2018			December 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Non-performing - Retail installment contracts ("RICs") and auto loans - originated	1,924,294	(946,334)	977,960	1,644,605	(770,541)	874,064	1,816,226	(559,104)	1,257,122
Total non-performing loans	2,901,957	(946,334)	1,955,623	2,681,624	(770,541)	1,911,083	2,949,997	(559,104)	2,390,893
Total non-performing assets	3,169,101	(946,334)	2,222,767	2,981,021	(770,541)	2,210,480	3,293,656	(559,104)	2,734,552

	September 30, 2017			June 30, 2017			March 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Non-performing - RICs and auto loans - originated	1,553,954	(389,741)	1,164,213	1,284,957	(120,909)	1,164,048	1,471,741	(84,936)	1,386,805
Total non-performing loans	2,607,517	(389,741)	2,217,776	2,365,332	(120,909)	2,244,423	2,611,274	(84,936)	2,526,338
Total non-performing assets	2,913,347	(389,741)	2,523,606	2,636,232	(120,909)	2,515,323	2,909,407	(84,936)	2,824,471

	June 30, 2018
	As Reported			Corrections			As Revised
	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	3,038,768	229,528	22,416,117	174,294	20,269	(56,027)	3,213,062	249,797	22,360,090
Total loans	3,787,412	814,165	80,095,126	174,294	20,269	(56,027)	3,961,706	834,434	80,039,099

	March 31, 2018
	As Reported			Corrections			As Revised
	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	2,634,364	228,811	21,340,720	142,931	19,596	(67,072)	2,777,295	248,407	21,273,648
Total loans	3,509,299	798,166	77,771,558	142,931	19,596	(67,072)	3,652,230	817,762	77,704,486

	December 31, 2017
	As Reported			Corrections			As Revised
	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	3,405,721	327,045	20,449,706	196,587	29,971	(176,729)	3,602,308	357,016	20,272,977
Total loans	4,349,047	972,384	77,941,907	196,587	29,971	(176,729)	4,545,634	1,002,355	77,765,178

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

	September 30, 2017
	As Reported			Corrections			As Revised
	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	3,381,392	331,033	20,125,142	172,534	25,193	(176,038)	3,553,926	356,226	19,949,104
Total loans	4,617,883	942,327	77,976,586	172,534	25,193	(176,038)	4,790,417	967,520	77,800,548

	June 30, 2017
	As Reported			Corrections			As Revised
	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	3,203,333	280,503	21,036,567	197,360	24,182	(213,871)	3,400,693	304,685	20,822,696
Total loans	4,300,635	859,492	80,300,463	197,360	24,182	(213,871)	4,497,995	883,674	80,086,592

	March 31, 2017
	As Reported			Corrections			As Revised
	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	3,089,483	230,331	20,183,159	154,076	16,970	(172,386)	3,243,559	247,301	20,010,773
Total loans	4,350,161	801,064	80,666,634	154,076	16,970	(172,386)	4,504,237	818,034	80,494,248

	June 30, 2018			March 31, 2018			December 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Performing TDRs	$5,809,300	$163,659	$5,972,959	$5,811,401	$116,641	$5,928,042	$5,824,304	$66,727	$5,891,031
Total TDRs	$6,613,306	$163,659	$6,776,965	$6,597,359	$116,641	$6,714,000	$6,807,172	$66,727	$6,873,899

	September 30, 2017			June 30, 2017			March 31, 2017
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Performing TDRs	$5,959,537	$34,899	$5,994,436	$5,554,025	$13,885	$5,567,910	$4,734,246	$4,069	$4,738,315
Total TDRs	$6,901,473	$34,899	$6,936,372	$6,521,478	$13,885	$6,535,363	$6,379,193	$4,069	$6,383,262

In addition to the items identified during the quarter ended September 30, 2018, we have made certain corrections to previously disclosed amounts to correct for errors related to the classification of cash flows from the sale of automobiles returned to the Company at the end of a lease term.

Operating Lease Cash Flow Classification

Beginning June 30, 2014 through September 30, 2017, cash flows from the sale of automobiles returned to the Company at the end of a lease term were incorrectly recorded in the Consolidated SCF, resulting in an overstatement of cash flows from investing activities (Proceeds from the sale and termination of operating leases) and an understatement of cash flows from operating activities (Depreciation, amortization and accretion) in the amount of $383.5 million for the nine-month period ended September 30, 2017. There was no net impact to cash provided by financing activities. The misclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure. There was no impact to the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Other Comprehensive Income, or Consolidated Statements of Equity for any period as a result of the Consolidated SCF error. Management has evaluated the errors and determined they are immaterial to previously issued financial statements. The Company has corrected the balance described above for the nine-month period ended September 30, 2017 in its Consolidated SCF included herein.

Significant Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates and those differences may be material.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

As of September 30, 2018, with the exception of the items noted in the section captioned "Recently Adopted Accounting Standards" below, there have been no significant changes to the Company's accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

The cumulative-effect of the changes made to our January 1, 2018 Condensed Consolidated Balance Sheet for the adoption of the new revenue recognition standard were as follows:

(in thousands)	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets - LHFI	$80,790,681	$5,514	$80,796,195
Other assets	3,646,405	(3,592)	3,642,813
Total assets	128,274,525	1,922	128,276,447

Liabilities - other liabilities	799,403	(1,378)	798,025
Total liabilities	104,583,693	(1,378)	104,582,315

Stockholders' equity - retained earnings	3,453,957	3,300	3,457,257
Total stockholders' equity	23,690,832	3,300	23,694,132

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following discloses the impact on the Company's Condensed Balance Sheet at September 30, 2018 and the Condensed Statement of Operations for the three-month and nine-month periods ended September 30, 2018 of the adoption of this new accounting standard:

	September 30, 2018
(in thousands)	As Reported	Balance Without Adoption
Assets - LHFI	$85,061,913	$85,057,325
Other assets	3,900,905	3,904,173
Total assets	131,628,075	131,626,755

Liabilities - other liabilities	1,093,672	1,095,050
Total liabilities	107,897,176	107,898,554

Stockholders' equity - retained earnings	3,758,505	3,755,807
Total stockholders' equity	23,730,899	23,728,201

	Three-Month Period Ended September 30, 2018		Nine-Month Period Ended September 30, 2018
(in thousands)	As Reported	Balance Without Adoption	As Reported	Balance Without Adoption
Non-interest income
Consumer and commercial fees	$144,505	$143,727	$420,843	$418,671
Miscellaneous income/(loss)	68,915	67,223	302,998	291,346
Total non-interest income	822,056	819,587	2,442,436	2,428,612
General and administrative expense
Technology, outside service, and marketing expense	146,652	144,774	454,944	449,169
Loan expense	83,190	85,883	277,683	285,273
Other administrative expenses	119,385	115,735	359,132	342,567
Total general and administrative expenses	1,410,368	1,407,533	4,232,977	4,218,227
Income before income tax provision	349,416	349,781	1,233,435	1,234,361
Income tax provision	109,949	110,077	374,162	374,486
Net income including NCI	$239,467	$239,705	$859,273	$859,875

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

Cumulative net impact to opening Retained earnings

As a result of the adoption of the new accounting standards outlined above, the Company recorded a cumulative net increase to opening Retained earnings of $42.0 million. Those impacts were attributed to the following ASUs adopted during the period:

Impact to Retained earnings
(in thousands)

Adoption of ASU 2014-09, Revenue Recognition	$3,300
Adoption of ASU 2016-1, Financial Instruments	(418)
Adoption of ASU 2018-02, Statement of Comprehensive Income	39,094
Cumulative-effect adjustment upon adoption of new accounting standards	$41,976
Other adjustments at subsidiary	5,574
Net impact to opening Retained earnings	$47,550
The adoption of the following ASUs did not have an impact on the Company's financial position or results of operations:

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force)

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Revenue Recognized from Contracts with Customers

Depository services

Depository services are performed under an agreement with a customer, and those services include personal deposit account opening and maintenance, checking services, online banking services, debit card services, etc. Depository service fees related to customer deposits can generally be distinguished between monthly service fees and transactional fees within the single performance obligation of providing depository account services. Monthly account service and maintenance fees are provided over a period of time (usually a month), and revenue is recognized as the Company performs the service (usually at the end of the month). The services for transactional fees are performed at a point in time and revenue is recognized when the transaction occurs.

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

Interchange income, net

The Company has entered into agreements with payment networks under which the Company will issue the payment network's credit card as part of the Company's credit card portfolio. Each time a cardholder makes a purchase at a merchant and the transaction is processed, the Company receives an interchange fee in exchange for the authorization and settlement services provided to the payment networks.

The performance obligation for the Company is to provide authorization and settlement services to the payment network when the payment network submits a transaction for authorization. The Company considers the payment network to be the customer, and the Company is acting as a principal when performing the transaction authorization and settlement services. The performance obligation for authorization and settlement services is satisfied at a point in time, and revenue is recognized on the date when the Company authorizes and routes the payment to the merchant. The expenses paid to payment networks are accounted for as consideration payable to the customer and therefore reduce the transaction price. Therefore, interchange income is recorded net against the expenses paid to the payment network and the cost of rewards programs.

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

Asset and wealth management fees

Asset and wealth management fees includes fee income generated from discretionary investment management and non-discretionary investment advisory contracts with customers. Discretionary investment management fees are earned for the management of the assets in the customer's account and are recognized as earned and charged to the customer on a quarterly basis. Non-discretionary

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

investment advisory fees are earned for providing investment advisory services to customers, such as recommending the re-balancing or restructuring of the assets in the customer’s account. The  investment advisory fee is recognized as earned and charged to the customer on a quarterly basis. The fee for the discretionary and nondiscretionary contracts is based on a percentage of the average assets included in the customer’s account.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and ASU 2018-11 Targeted Improvements, in August 2018. The primary effect of this ASU is the requirement of lessees to recognize a right of-use-asset and lease liability for all operating leases with a term greater than 12 months. The right-of-use-asset and lease liability are then derecognized in a manner that effectively yields a straight-line lease expense over the lease term. Lessee accounting requirements for finance leases (previously described as capital leases) and lessor accounting requirements for operating, sales-type, and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. The Company is currently in the process of reviewing its lease contracts, examining the practical expedients and accounting policy elections provided in the ASU, as well as ensuring the Company's control environment and reporting processes reflect the requirements of this ASU. The ASU will be applied on a modified retrospective basis with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt this ASU on its effective date of January 1, 2019. At December 31, 2017, the Company reported $720 million of minimum lease payments for its facilities leases. The adoption of the ASU will not have a material impact on the increase in total assets and total liabilities, shareholder's equity or the recognition of lease expense in its Condensed Consolidated Statements of Operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment (“OTTI') model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, with earlier adoption permitted. Adoption of this new guidance can be applied only on a prospective basis as a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements. It is expected that the new model will include different assumptions used in calculating credit losses, such as estimating losses over the estimated life of a financial asset, and will consider expected future changes in macroeconomic conditions. The adoption of this ASU will result in an increase to the Company’s allowance for credit losses ("ACL"), the amount of which will depend upon the nature and characteristics of the Company's portfolio at the adoption date, as well as the macroeconomic conditions and forecasts at that date. The Company currently does not intend to early adopt this guidance.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In addition to those described in detail above, the Company is in the process of evaluating the following ASUs, but does not expect them to have a material impact on the Company's financial position, results of operations, or disclosures:

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

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•	ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

•
ASU 2018-15, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

NOTE 3. INVESTMENT SECURITIES

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	September 30, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,730,183	$—	$(16,649)	$1,713,534	$1,006,219	$—	$(8,107)	$998,112
Corporate debt securities	122,353	—	(58)	122,295	11,639	21	—	11,660
Asset-backed securities (“ABS”)	459,197	4,364	(2,536)	461,025	501,575	6,901	(1,314)	507,162
Equity securities (1)	—	—	—	—	11,428	—	(614)	10,814
State and municipal securities	18	—	—	18	23	—	—	23
Mortgage-backed securities (“MBS”):
Government National Mortgage Association ("GNMA") - Residential	2,944,131	627	(127,735)	2,817,023	4,745,998	3,531	(62,524)	4,687,005
GNMA - Commercial	865,340	—	(27,108)	838,232	1,377,449	179	(19,917)	1,357,711
Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") - Residential	6,051,256	189	(294,112)	5,757,333	6,958,433	1,093	(141,393)	6,818,133
FHLMC and FNMA - Commercial	52,153	—	(1,101)	51,052	23,003	—	(440)	22,563
Total investments in debt securities AFS	$12,224,631	$5,180	$(469,299)	$11,760,512	$14,635,767	$11,725	$(234,309)	$14,413,183
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	September 30, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
GNMA - Residential	$1,782,451	$124	$(80,716)	$1,701,859	$1,447,669	$722	$(26,150)	$1,422,241
GNMA - Commercial	1,043,317	87	(31,568)	1,011,836	352,139	325	(767)	351,697
Total investments in debt securities HTM	$2,825,768	$211	$(112,284)	$2,713,695	$1,799,808	$1,047	$(26,917)	$1,773,938

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio. During the nine-month period ended September 30, 2018, the Company transferred approximately $1.2 billion of MBS from AFS to HTM in conjunction with Santander's capital management strategy.

As of September 30, 2018 and December 31, 2017, the Company had investments in debt securities AFS with an estimated fair value of $6.5 billion and $5.9 billion, respectively, pledged as collateral, which was comprised of the following: $3.1 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank (the "FRB"); $2.5 billion and $2.3 billion, respectively, were pledged to secure public fund deposits; $76.8 million and $243.8 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $420.8 million and zero, respectively, were pledged to deposits with clearing organizations; and $373.5 million and $387.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At September 30, 2018 and December 31, 2017, the Company had $41.8 million and $47.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s AFS debt securities at September 30, 2018 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$928,169	$1,009,333
Due after 1 year but within 5 years	1,283,171	1,189,381
Due after 5 years but within 10 years	293,455	284,559
Due after 10 years	9,719,836	9,277,239
Total	$12,224,631	$11,760,512

Contractual maturities of the Company’s HTM debt securities at September 30, 2018 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 10 years	$2,825,768	$2,713,695
Total	$2,825,768	$2,713,695

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

NOTE 3. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of September 30, 2018 and December 31, 2017 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,172,670	$(6,306)	$540,863	$(10,343)	$998,112	$(8,107)	$—	$—
Corporate debt securities	118,640	(58)	13	—	—	—	—	—
ABS	34,254	(267)	81,146	(2,269)	8,013	(125)	103,559	(1,189)
Equity securities (1)	—	—	—	—	335	(2)	10,398	(612)
MBS:
GNMA - Residential	733,265	(25,517)	1,980,395	(102,218)	1,236,716	(8,600)	2,583,955	(53,924)
GNMA - Commercial	494,450	(13,332)	343,782	(13,776)	1,022,452	(11,492)	251,209	(8,425)
FHLMC and FNMA - Residential	1,295,376	(46,487)	4,445,416	(247,625)	3,429,678	(32,899)	3,017,533	(108,494)
FHLMC and FNMA - Commercial	29,502	(128)	21,550	(973)	6,948	(103)	15,614	(337)
Total investments in debt securities AFS	$3,878,157	$(92,095)	$7,413,165	$(377,204)	$6,702,254	$(61,328)	$5,982,268	$(172,981)
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

The following tables present the aggregate amount of unrealized losses as of September 30, 2018 and December 31, 2017 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$237,071	$(8,589)	$1,394,724	$(72,127)	$434,322	$(6,419)	$739,612	$(19,731)
GNMA - Commercial	414,953	(13,062)	537,122	(18,506)	118,951	(767)	—	—
Total investments in debt securities HTM	$652,024	$(21,651)	$1,931,846	$(90,633)	$553,273	$(7,186)	$739,612	$(19,731)

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

The Company recorded no OTTI related to its investment securities for the three-month and nine-month periods ended September 30, 2018 and 2017.

NOTE 3. INVESTMENT SECURITIES (continued)

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 836 individual securities at September 30, 2018) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2018	2017	2018	2017
Proceeds from the sales of AFS securities	$987,352	$566,286	$1,026,798	$1,872,411

Gross realized gains	$156	$7,123	$316	$18,247
Gross realized losses	(1,844)	(416)	(2,247)	(1,971)
OTTI	—	—	—	—
Net realized gains/(losses) (1)	$(1,688)	$6,707	$(1,931)	$16,276

(1)
Includes net realized gain/(losses) on trading securities of $(1.1) million and $(1.3) million for the three-month and nine-month periods ended September 30, 2018, respectively, and $(0.4) million and $(2.0) million for the three-month and nine-month periods ended September 30, 2017, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $0.6 million for the three-month and nine-month periods ended September 30, 2018 in net losses on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net loss realized for the three-month and nine-month periods ended September 30, 2018 was primarily comprised of the sale of MBS, including FHLMC residential debt securities and collateralized mortgage obligations ("CMOs") with a fair value of $987.6 million for a loss of $0.6 million.

The Company recognized $7.1 million and $18.2 million for the three-month and nine-month periods ended September 30, 2017 in net gains on the sale of AFS investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended September 30, 2017 was primarily comprised of the sale of MBSs, including FHLMC residential debt securities and CMOs with a book value of $558.6 million for a gain of $7.0 million. The net gain realized for the nine-month period ended September 30, 2017 was primarily comprised of the sale of U.S. Treasury securities with a book value of $739.4 million for a gain of $1.8 million, and the sale of MBSs, including FHLMC residential debt securities and CMOs with a book value of $1.1 billion for a gain of $16.3 million.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	September 30, 2018	December 31, 2017
FHLB of Pittsburgh and Federal Reserve Bank stock	$566,893	$516,693
Low Income Housing Tax Credit investments ("LIHTC")	134,205	88,170
Equity securities not held for trading (1)	10,875	—
CDs with a maturity greater than 90 days	30,000	54,000
Trading securities	1,992	1
Total	$743,965	$658,864
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

NOTE 3. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2018, the Company purchased $109.8 million and $143.9 million of FHLB stock at par, respectively, and redeemed $31.1 million and $94.1 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the three-month and nine-month periods ended September 30, 2018, the Company purchased $0.2 million of FRB stock at par value.

Other investments also includes LIHTC investments, time deposits with a maturity of greater than 90 days held at non-affiliated financial institutions, trading securities, and $10.9 million of equity securities measured at fair value as of September 30, 2018, with changes in fair value recognized in net income.  These consist primarily of Community Reinvestment Act (“CRA") mutual fund investments reclassified as a result of the first quarter 2018 adoption of ASU 2016-01, discussed further in Note 1. These investments were included in Investments AFS at December 31, 2017.

With the exception of equity and trading securities which are measured at fair value, the Company evaluates these other investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value. The Company held an immaterial amount of equity securities without readily determinable fair values at the reporting date.

Realized and Unrealized Gains (Losses) on Equity Securities

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2018	2017	2018	2017
Net gains/(losses) on equity securities[1]	$(109)	$11	(140)	29
Less: net gains/(losses) recognized during the period on equity securities sold during the period[1]	—	—	—	—
Unrealized gains/(losses) recognized during the reporting period on equity securities still held at the reporting period date[1]	$(109)	$11	(140)	29

(1)	Changes in the fair value of equity securities were not recognized in earnings prior to the adoption of ASU 2016-01.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities (“SPEs"). These loans totaled $49.7 billion at September 30, 2018 and $50.9 billion at December 31, 2017.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2018 was $1.1 billion, compared to $2.5 billion at December 31, 2017. LHFS in the residential mortgage portfolio are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to the Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of September 30, 2018, the carrying value of the personal unsecured HFS portfolio was $933.4 million.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2018 and December 31, 2017, accrued interest receivable on the Company's loans was $511.3 million and $529.9 million, respectively.

During the nine-month period ended September 30, 2018, the Company sold substantially all of its mortgage warehouse facilities, which had a book value of $499.2 million for net proceeds of $515.8 million. The $16.7 million gain on sale is recognized within Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases HFI by portfolio and by rate type:

	September 30, 2018		December 31, 2017
			(As Revised - Note 1)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$9,061,535	10.7%	$9,279,225	11.5%
Commercial and industrial loans	15,118,892	17.8%	14,438,311	17.9%
Multifamily loans	8,201,875	9.6%	8,274,435	10.1%
Other commercial(2)	7,406,216	8.7%	7,174,739	8.9%
Total commercial LHFI	39,788,518	46.8%	39,166,710	48.4%
Consumer loans secured by real estate:
Residential mortgages	9,737,222	11.3%	8,846,765	11.0%
Home equity loans and lines of credit	5,572,127	6.6%	5,907,733	7.3%
Total consumer loans secured by real estate	15,309,349	17.9%	14,754,498	18.3%
Consumer loans not secured by real estate:
RICs and auto loans - originated	27,191,166	32.0%	23,131,253	28.6%
RICs and auto loans - purchased	1,004,397	1.2%	1,834,868	2.3%
Personal unsecured loans	1,288,309	1.5%	1,285,677	1.6%
Other consumer(3)	480,174	0.6%	617,675	0.8%
Total consumer loans	45,273,395	53.2%	41,623,971	51.6%
Total LHFI(1)	$85,061,913	100.0%	$80,790,681	100.0%
Total LHFI:
Fixed rate	$54,974,229	64.6%	$50,703,619	62.8%
Variable rate	30,087,684	35.4%	30,087,062	37.2%
Total LHFI(1)	$85,061,913	100.0%	$80,790,681	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.6 billion and $1.3 billion as of September 30, 2018 and December 31, 2017, respectively.
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

The commercial segmentation reflects line of business distinctions. The Commercial Real Estate (“CRE") line of business includes commercial and industrial owner-occupied real estate and specialized lending for investment real estate. The Company's allowance methodology further classifies loans in this line of business into construction and non-construction loans; however, the methodology for development and determination of the allowance is generally consistent between the two portfolios. "Commercial and industrial" includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF business.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for consumer loan populations. “Residential mortgages” includes mortgages on residential property, including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RICs and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts as well as indirect auto loans.

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

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	September 30, 2018	December 31, 2017
		(As Revised - Note 1)
RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$1,056,165	$1,929,548
UPB - FVO (2)	12,373	24,926
Total UPB	1,068,538	1,954,474
Purchase marks (3)	(64,141)	(119,606)
Total RICs - Purchased HFI	1,004,397	1,834,868

RICs - Originated HFI:
UPB (1)	26,666,727	23,423,031
Net discount	(159,941)	(309,920)
Total RICs - Originated	26,506,786	23,113,111
SBNA auto loans	684,380	18,142
Total RICs - originated post-Change in Control	27,191,166	23,131,253
Total RICs and auto loans HFI	$28,195,563	$24,966,121

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $2.7 million and $5.5 million related to purchase loan portfolios on which we elected to apply the FVO at September 30, 2018 and December 31, 2017, respectively.

During the nine-month periods ended September 30, 2018 and 2017, the Company originated $6.5 billion and $5.2 billion, respectively, in Chrysler Capital loans, which represented 48% and 46%, respectively, of the Company's total RIC originations (unpaid principal balance). As of September 30, 2018 and December 31, 2017, the Company's carrying value of auto RIC portfolio consisted of $8.7 billion and $8.2 billion, respectively, of Chrysler Capital loans, which represented 35% and 37%, respectively, of the Company's auto RIC portfolio.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three-Month Period Ended September 30, 2018
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$426,820	$3,515,033	$47,023	$3,988,876
Provision for loan and lease losses	10,637	602,933	—	613,570
Charge-offs	(21,353)	(1,258,144)	—	(1,279,497)
Recoveries	17,325	616,699	—	634,024
Charge-offs, net of recoveries	(4,028)	(641,445)	—	(645,473)
ALLL, end of period	$433,429	$3,476,521	$47,023	$3,956,973

Reserve for unfunded lending commitments, beginning of period (2)	$81,525	$5,448	$—	$86,973
Provision for reserve for unfunded lending commitments	7,401	43	—	7,444
Loss on unfunded lending commitments	(96)	—	—	(96)
Reserve for unfunded lending commitments, end of period	88,830	5,491	—	94,321
Total ACL, end of period	$522,259	$3,482,012	$47,023	$4,051,294

	Nine-Month Period Ended September 30, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Provision for loan and lease losses	18,658	1,604,733	—	1,623,391
Charge-offs	(70,978)	(3,524,081)	—	(3,595,059)
Recoveries	41,953	1,891,801	—	1,933,754
Charge-offs, net of recoveries	(29,025)	(1,632,280)	—	(1,661,305)
ALLL, end of period	$433,429	$3,476,521	$47,023	$3,956,973
Reserve for unfunded lending commitments, beginning of period (2)	$103,835	$5,276	$—	$109,111
(Release of) / Provision for reserve for unfunded lending commitments	(14,909)	215	—	(14,694)
Loss on unfunded lending commitments	(96)	—	—	(96)
Reserve for unfunded lending commitments, end of period	88,830	5,491	—	94,321
Total ACL, end of period	$522,259	$3,482,012	$47,023	$4,051,294
Ending balance, individually evaluated for impairment(1)	$88,625	$1,605,101	$—	$1,693,726
Ending balance, collectively evaluated for impairment	344,804	1,871,420	47,023	2,263,247

Financing receivables:
Ending balance	$39,788,670	$46,420,276	$—	$86,208,946
Ending balance, evaluated under the FVO or lower of cost or fair value	152	1,266,263	—	1,266,415
Ending balance, individually evaluated for impairment(1)	479,710	6,177,635	—	6,657,345
Ending balance, collectively evaluated for impairment	39,308,808	38,976,378	—	78,285,186

(1)	Consists of loans in TDR status.
(2) Includes an immaterial reallocation between Commercial and Consumer for the period ending September 30, 2018

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

(As Revised - Note 1)	Three-Month Period Ended September 30, 2017
	Commercial	Consumer	Unallocated	Total
	(in thousands)
ALLL, beginning of period	$428,247	$3,507,174	$47,023	$3,982,444
Provision for loan and lease losses	17,129	664,613	—	681,742
Other(1)	356	5,283	—	5,639
Charge-offs	(30,576)	(1,236,797)	—	(1,267,373)
Recoveries	9,635	594,958	—	604,593
Charge-offs, net of recoveries	(20,941)	(641,839)	—	(662,780)
ALLL, end of period	$424,791	$3,535,231	$47,023	$4,007,045

Reserve for unfunded lending commitments, beginning of period	$111,015	$796	$—	$111,811
(Release of) / Provision for unfunded lending commitments	5,241	(298)	—	4,943
Loss on unfunded lending commitments	(668)	—	—	(668)
Reserve for unfunded lending commitments, end of period	115,588	498	—	116,086
Total ACL, end of period	$540,379	$3,535,729	$47,023	$4,123,131

(As Revised - Note 1)	Nine-Month Period Ended September 30, 2017
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$449,835	$3,317,606	$47,023	$3,814,464
Provision for loan and lease losses	62,597	2,007,105	—	2,069,702
Other(1)	356	5,283	—	5,639
Charge-offs	(117,263)	(3,613,098)	—	(3,730,361)
Recoveries	29,266	1,818,335	—	1,847,601
Charge-offs, net of recoveries	(87,997)	(1,794,763)	—	(1,882,760)
ALLL, end of period	$424,791	$3,535,231	$47,023	$4,007,045

Reserve for unfunded lending commitments, beginning of period	$121,613	$806	$—	$122,419
Release of unfunded lending commitments	(3,557)	(308)	—	(3,865)
Loss on unfunded lending commitments	(2,468)	—	—	(2,468)
Reserve for unfunded lending commitments, end of period	115,588	498	—	116,086
Total ACL, end of period	$540,379	$3,535,729	$47,023	$4,123,131
Ending balance, individually evaluated for impairment(2)	$60,492	$1,806,190	$—	$1,866,682
Ending balance, collectively evaluated for impairment	364,299	1,729,041	47,023	2,140,363

Financing receivables:
Ending balance	$40,140,421	$43,418,064	$—	$83,558,485
Ending balance, evaluated under the FVO or lower of cost or fair value	83,279	1,959,926	—	2,043,205
Ending balance, individually evaluated for impairment(2)	514,846	6,685,153	—	7,199,999
Ending balance, collectively evaluated for impairment	39,542,296	34,772,985	—	74,315,281

(1)	Includes transfers in for the period ending September 30, 2017

(2)	Consists of loans in TDR status

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2018			September 30, 2018
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$266,221	$2,993,354	$3,259,575	$384,167	$2,862,356	$3,246,523
(Release of) / Provision for loan and lease losses	(15,312)	614,696	599,384	(61,173)	1,604,603	1,543,430
Charge-offs	(71,969)	(1,142,162)	(1,214,131)	(253,744)	(3,152,911)	(3,406,655)
Recoveries	38,330	569,394	607,724	148,020	1,721,234	1,869,254
Charge-offs, net of recoveries	(33,639)	(572,768)	(606,407)	(105,724)	(1,431,677)	(1,537,401)
ALLL, end of period	$217,270	$3,035,282	$3,252,552	$217,270	$3,035,282	$3,252,552

(As Revised - Note 1)	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2017			September 30, 2017
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$468,671	$2,821,503	$3,290,174	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	47,106	558,397	605,503	128,372	1,760,114	1,888,486
Charge-offs	(142,561)	(1,056,234)	(1,198,795)	(481,389)	(3,013,715)	(3,495,104)
Recoveries	52,406	535,677	588,083	219,547	1,574,817	1,794,364
Charge-offs, net of recoveries	(90,155)	(520,557)	(610,712)	(261,842)	(1,438,898)	(1,700,740)
ALLL, end of period	$425,622	$2,859,343	$3,284,965	$425,622	$2,859,343	$3,284,965

Refer to Note 16 for discussion of contingencies and possible losses related to the impact of hurricane activity in regions where the Company has lending activities.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017
		(As Revised - Note 1)
Non-accrual loans:
Commercial:
CRE	$138,331	$139,236
Commercial and industrial	142,446	230,481
Multifamily	36,541	11,348
Other commercial	74,391	83,468
Total commercial loans	391,709	464,533
Consumer:
Residential mortgages	229,024	265,436
Home equity loans and lines of credit	117,638	134,162
RICs and auto loans - originated	1,211,544	1,257,122
RICs - purchased	168,946	256,617
Personal unsecured loans	3,016	2,366
Other consumer	9,531	10,657
Total consumer loans	1,739,699	1,926,360
Total non-accrual loans	2,131,408	2,390,893

Other real estate owned ("OREO")	108,583	130,777
Repossessed vehicles	198,074	210,692
Foreclosed and other repossessed assets	1,441	2,190
Total OREO and other repossessed assets	308,098	343,659
Total non-performing assets	$2,439,506	$2,734,552

Age Analysis of Past Due Loans

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	September 30, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$26,793	$88,118	$114,911	$8,946,624	$9,061,535	$—
Commercial and industrial (1)	55,344	77,966	133,310	14,985,734	15,119,044	—
Multifamily	2,856	29,184	32,040	8,169,835	8,201,875	—
Other commercial	36,102	4,294	40,396	7,365,820	7,406,216	—
Consumer:
Residential mortgages	202,979	178,091	381,070	9,569,653	9,950,723	—
Home equity loans and lines of credit	49,738	81,151	130,889	5,441,238	5,572,127	—
RICs and auto loans - originated	3,790,653	362,607	4,153,260	23,037,907	27,191,167	—
RICs and auto loans - purchased	273,004	22,621	295,625	708,772	1,004,397	—
Personal unsecured loans	98,839	103,879	202,718	2,018,970	2,221,688	94,919
Other consumer	8,216	4,575	12,791	467,383	480,174	—
Total	$4,544,524	$952,486	$5,497,010	$80,711,936	$86,208,946	$94,919

(1)	Commercial and industrial loans includes $152.0 thousand of LHFS at September 30, 2018.

(2)	Residential mortgages includes $213.5 million of LHFS at September 30, 2018.
(3) Personal unsecured loans includes $933.4 million of LHFS at September 30, 2018.

	As of
(As Revised - Note 1)	December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$25,174	$100,524	$125,698	$9,153,527	$9,279,225	$—
Commercial and industrial	49,584	75,924	125,508	14,461,981	14,587,489	—
Multifamily	3,562	2,990	6,552	8,267,883	8,274,435	—
Other commercial	34,021	3,359	37,380	7,137,359	7,174,739	—
Consumer:
Residential mortgages	217,558	210,777	428,335	8,628,600	9,056,935	—
Home equity loans and lines of credit	50,919	91,975	142,894	5,764,839	5,907,733	—
RICs and auto loans - originated	3,602,308	357,016	3,959,324	20,272,977	24,232,301	—
RICs and auto loans - purchased	452,235	40,516	492,751	1,342,117	1,834,868	—
Personal unsecured loans	85,394	105,054	190,448	2,157,319	2,347,767	96,461
Other consumer	24,879	14,220	39,099	578,576	617,675	—
Total	$4,545,634	$1,002,355	$5,547,989	$77,765,178	$83,313,167	$96,461

(1)	Commercial and industrial loans included$149.2 million of LHFS at December 31, 2017.

(2)	Residential mortgages included $210.2 million of LHFS at December 31, 2017,

(3)	RICs and auto loans included $1.1 billion of LHFS at December 31, 2017.

(4)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2017.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	September 30, 2018
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$75,707	$107,637	$—	$101,057
Commercial and industrial	42,537	52,583	—	62,539
Multifamily	29,397	30,321	—	19,642
Other commercial	10,127	10,158	—	5,447
Consumer:
Residential mortgages	149,675	204,844	—	128,498
Home equity loans and lines of credit	43,485	43,861	—	47,941
RICs and auto loans - originated	4	4	—	2
RICs and auto loans - purchased	8,857	11,379	—	12,525
Personal unsecured loans(2)	30,790	30,790	—	30,891
Other consumer	3,679	3,679	—	6,618
With an allowance recorded:
Commercial:
CRE	106,220	119,561	28,136	101,950
Commercial and industrial	126,996	140,655	34,576	151,883
Multifamily	12,992	12,992	4,247	9,597
Other commercial	60,946	60,946	21,666	69,329
Consumer:
Residential mortgages	265,510	304,549	32,667	293,801
Home equity loans and lines of credit	66,103	79,152	4,500	65,465
RICs and auto loans - originated	4,886,944	4,913,299	1,355,663	4,837,621
RICs and auto loans - purchased	735,581	831,325	204,108	951,029
Personal unsecured loans	16,396	16,643	6,911	16,437
Other consumer	10,253	13,505	1,252	10,923
Total:
Commercial	$464,922	$534,853	$88,625	$521,444
Consumer	6,217,277	6,453,030	1,605,101	6,401,751
Total	$6,682,199	$6,987,883	$1,693,726	$6,923,195

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

(2)	Includes LHFS.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $805.2 million for the nine-month period ended September 30, 2018 on approximately $5.5 billion of TDRs that were in performing status as of September 30, 2018.

(As Revised - Note 1)	December 31, 2017
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$126,406	$174,842	$—	$139,063
Commercial and industrial	82,541	96,324	—	75,338
Multifamily	9,887	10,838	—	10,129
Other commercial	767	911	—	903
Consumer:
Residential mortgages	107,320	128,458	—	141,195
Home equity loans and lines of credit	52,397	54,421	—	50,635
RICs and auto loans - purchased	16,192	20,783	—	25,283
Personal unsecured loans(2)	30,992	30,992	—	28,500
Other consumer	9,557	13,055	—	14,446
With an allowance recorded:
Commercial:
CRE	97,680	117,730	18,523	118,492
Commercial and industrial	176,769	200,382	59,696	196,674
Multifamily	6,201	6,201	313	4,566
Other commercial	77,712	77,772	23,794	42,465
Consumer:
Residential mortgages	322,092	392,833	40,963	303,361
Home equity loans and lines of credit	64,827	77,435	4,770	57,345
RICs and auto loans - originated	4,855,026	4,914,656	1,422,834	4,063,171
RICs and auto loans - purchased	1,166,476	1,318,306	347,663	1,511,212
Personal unsecured loans	16,477	16,661	6,259	16,668
Other consumer	11,592	15,290	2,151	12,343
Total:
Commercial	$577,963	$685,000	$102,326	$587,630
Consumer	6,652,948	6,982,890	1,824,640	6,224,159
Total	$7,230,911	$7,667,890	$1,926,966	$6,811,789

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

(2)	Includes LHFS.

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $887.4 million for the year ended December 31, 2017 on approximately $5.9 billion of TDRs that were in performing status as of December 31, 2017.

Commercial Lending Asset Quality Indicators

The Company's Risk Department performs a credit analysis and classifies certain loans over an internal threshold based on the commercial lending classifications described below:

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

September 30, 2018	CRE	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,999,385	$13,807,848	$7,971,930	$7,247,180	$37,026,343
Special mention	666,619	811,813	169,136	69,657	1,717,225
Substandard	368,066	455,279	60,809	29,335	913,489
Doubtful	27,465	44,104	—	60,044	131,613
Total commercial loans	$9,061,535	$15,119,044	$8,201,875	$7,406,216	$39,788,670

(1)	Financing receivables include LHFS.

December 31, 2017	CRE	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$8,281,626	$13,176,248	$8,123,727	$7,059,627	$36,641,228
Special mention	645,835	941,683	105,225	29,657	1,722,400
Substandard	317,510	398,325	45,483	21,747	783,065
Doubtful	34,254	71,233	—	63,708	169,195
Total commercial loans	$9,279,225	$14,587,489	$8,274,435	$7,174,739	$39,315,888

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	September 30, 2018		December 31, 2017
			(As Revised - Note 1)
(dollars in thousands)	RICs and auto loans(3)	Percent	RICs and auto loans(3)	Percent
No FICO®(1)	$3,808,304	13.5%	$4,530,238	17.4%
<600	14,955,843	53.0%	13,445,032	51.6%
600-639	5,011,835	17.8%	4,332,278	16.6%
>=640	4,419,582	15.7%	3,759,621	14.4%
Total	$28,195,564	100.0%	$26,067,169	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	RICs and auto loans include zero and $1.1 billion of LHFS at September 30, 2018 and December 31, 2017, respectively, which do not have an allowance.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
September 30, 2018	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$293,047	$4,694	$1,777	$124	$186	$—	$—	$299,828
<600	36	187,264	48,978	34,019	28,353	2,378	1,074	302,102
600-639	35	152,496	49,965	36,015	39,172	1,243	1,637	280,563
640-679	—	305,191	106,904	82,274	105,607	1,810	6,160	607,946
680-719	35	536,430	287,559	136,969	172,691	2,556	6,612	1,142,852
720-759	50	988,098	535,498	202,452	224,394	3,854	7,369	1,961,715
>=760	225	3,420,758	1,319,969	353,467	243,442	7,185	10,671	5,355,717
Grand Total	$293,428	$5,594,931	$2,350,650	$845,320	$813,845	$19,026	$33,523	$9,950,723
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

	Home Equity Loans and Lines of Credit(2)
September 30, 2018	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$180,082	$355	$143	$—	$—	$180,580
<600	911	198,267	66,022	16,460	6,421	288,081
600-639	443	163,029	54,344	6,677	5,699	230,192
640-679	273	284,494	125,409	12,303	7,476	429,955
680-719	201	526,194	242,623	22,560	14,181	805,759
720-759	493	725,864	310,674	23,909	13,064	1,074,004
>=760	762	1,774,170	701,599	54,642	32,383	2,563,556
Grand Total	$183,165	$3,672,373	$1,500,814	$136,551	$79,224	$5,572,127

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017
		(As Revised - Note 1)
Performing	$5,486,315	$5,891,031
Non-performing	900,674	982,868
Total	$6,386,989	$6,873,899

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively:

	Three-Month Period Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	15	$5,069	$—	$—	$(123)	$4,946
Commercial and industrial	37	1,235	(57)	—	(1)	1,177
Consumer:
Residential mortgages(3)	45	8,163	—	—	(13)	8,150
Home equity loans and lines of credit	39	2,513	18	36	530	3,097
RICs and auto loans - originated	27,421	465,362	(853)	—	(114)	464,395
RICs - purchased	794	4,676	(17)	—	(1)	4,658
Personal unsecured loans	4,053	5,503	—	—	1,127	6,630
Other consumer	3	166	—	—	(17)	149
Total	32,407	$492,687	$(909)	$36	$1,388	$493,202

	Nine-Month Period Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	62	$32,372	$(547)	$—	$(1,512)	$30,313
Commercial and industrial	186	7,136	(61)	—	(134)	6,941
Consumer:
Residential mortgages(3)	136	23,108	—	—	(693)	22,415
Home equity loans and lines of credit	132	7,939	18	36	413	8,406
RICs and auto loans - originated	101,883	1,733,592	(2,264)	—	(199)	1,731,129
RICs - purchased	3,596	24,628	(82)	—	(23)	24,523
Personal unsecured loans	9,838	14,194	—	—	2,894	17,088
Other consumer	6	214	—	—	(20)	194
Total	115,839	$1,843,183	$(2,936)	$36	$726	$1,841,009
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
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	18	$4,632	$—	$—	$(127)	$4,505
Commercial and industrial	252	3,079	(3)	—	(31)	3,045
Consumer:
Residential mortgages(3)	38	7,750	—	—	(412)	7,338
Home equity loans and lines of credit	9	995	—	—	(29)	966
RICs and auto loans - originated	67,044	1,166,434	(1,228)	—	65	1,165,271
RICs - purchased	19	1,057	4	—	2	1,063
Personal unsecured loans	3,109	5,330	—	—	(106)	5,224
Other consumer	35	581	—	—	—	581
Total	70,524	$1,189,858	$(1,227)	$—	$(638)	$1,187,993

	Nine-Month Period Ended September 30, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	73	$163,955	$(14,271)	$127	$(13,937)	$135,874
Commercial and industrial	639	15,486	(10)	—	(35)	$15,441
Consumer:
Residential mortgages(3)	187	36,724	6	133	(612)	36,251
Home equity loans and lines of credit	45	3,838	—	—	509	4,347
RICs and auto loans - originated	163,797	2,870,605	(2,949)	—	(82)	2,867,574
RICs - purchased	98	1,447	(2)	—	—	1,445
Personal unsecured loans	10,999	18,470	—	—	(219)	18,251
Other consumer	97	$2,385	$—	$—	$—	$2,385
Total	175,935	$3,112,910	$(17,226)	$260	$(14,376)	$3,081,568
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2018		2017		2018		2017
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	3	$21,061	5	$6,386	7	$21,654	10	$6,825
Commercial and industrial	31	3,029	61	2,210	129	16,563	163	5,842
Consumer:
Residential mortgages	39	5,668	55	8,594	135	18,503	175	23,659
Home equity loans and lines of credit	17	1,111	2	47	37	2,270	6	257
RICs and auto loans	9,244	154,601	11,275	199,045	30,052	501,643	34,496	606,327
Personal Unsecured loans	4,205	5,765	731	2,029	6,586	9,574	2,667	6,769
Other consumer	—	—	7	58	—	—	29	334
Total	13,539	$191,235	12,136	$218,369	36,946	$570,207	37,546	$650,013

(1)	The recorded investment represents the period-end balance at September 30, 2018 and 2017. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Leased vehicles	$17,638,047	$14,751,568
Less: accumulated depreciation	(3,258,297)	(3,333,125)
Depreciated net capitalized cost	14,379,750	11,418,443
Origination fees and other costs	60,203	27,246
Manufacturer subvention payments	(1,263,354)	(1,047,113)
Leased vehicles, net	13,176,599	10,398,576

Commercial equipment vehicles and aircraft, gross	132,976	93,981
Less: accumulated depreciation	(30,687)	(18,249)
Commercial equipment vehicles and aircraft, net	102,289	75,732

Total operating lease assets, net	$13,278,888	$10,474,308

NOTE 5. OPERATING LEASE ASSETS, NET (continued)

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2018 (in thousands):

2018	$609,122
2019	2,051,549
2020	1,372,259
2021	386,129
2022	19,930
Thereafter	16,694
Total	$4,455,683

Lease income for the three-month and nine-month periods ended September 30, 2018 was $610.3 million and $1.7 billion, respectively, compared to $509.7 million and $1.5 billion, respectively, for the three-month and nine-month periods ended September 30, 2017.

During the three-month and nine-month periods ended September 30, 2018, the Company recognized $49.0 million and $167.9 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term compared to $36.2 million and $98.7 million for the corresponding periods in 2017, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense for the three-month and nine-month periods ended September 30, 2018 was $455.3 million and $1.3 billion, respectively, compared to $409.4 million and $1.1 billion respectively, for the three-month and nine-month periods ended September 30, 2017.

NOTE 6. VIEs

The Company transfers RICs and vehicle leases into newly-formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs in the Condensed Consolidated Financial Statements. For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data (Note 7) in the Company's Annual Report on Form 10-K for 2017.

NOTE 6. VIEs (continued)

On-balance sheet VIEs

The assets of consolidated VIEs, that are included in the Company's Condensed Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, and that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows(1):

(in thousands)	September 30, 2018	December 31, 2017
Assets		(As revised-Note 1)
Restricted cash	$1,570,773	$1,995,557
Loans(2)(3)	23,884,189	22,679,381
Operating lease assets, net	13,183,793	10,160,327
Various other assets	721,765	747,101
Total Assets	$39,360,520	$35,582,366
Liabilities
Notes payable(3)	$31,243,698	$28,469,999
Various other liabilities	113,193	197,969
Total Liabilities	$31,356,891	$28,667,968
(1) Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.
(2) Includes $0.0 million and $1.1 billion of RICs HFS at September 30, 2018 and December 31, 2017, respectively.
(3) Reflects the impacts of purchase accounting.

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income. As of September 30, 2018 and December 31, 2017, the Company was servicing $27.2 billion and $26.2 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

A summary of the cash flows received from the consolidated securitization Trusts during the three-month and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2018	2017	2018	2017
Assets securitized	$5,414,393	$2,998,430	$19,167,290	$15,395,158

Net proceeds from new securitizations (1)	$4,014,928	$2,936,719	$12,073,124	$11,998,611
Net proceeds from sale of retained bonds	203,704	—	797,336	273,733
Cash received for servicing fees (2)	229,520	228,131	659,210	653,048
Net distributions from Trusts (2)	860,024	666,179	2,186,010	2,073,965
Total cash received from Trusts	$5,308,176	$3,831,029	$15,715,680	$14,999,357
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and nine-month periods ended September 30, 2018, the Company sold $274.6 million and $2.9 billion of gross RICs to VIEs in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $0.7 million and $20.7 million, respectively. During the three-month and nine-month periods ended September 30, 2017, the Company sold $1.3 billion and $2.6 billion of gross RICs to VIEs in off-balance sheet securitizations for a loss of $6.8 million and $13.0 million, respectively. The losses are recorded in Miscellaneous income, net in the Condensed Consolidated Financial Statements. These transactions were executed under securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interests in Notes and Certificates of not less than 5% to comply with the DFA's risk retention rules.

NOTE 6. VIEs (continued)

As of September 30, 2018 and December 31, 2017, the Company was servicing $4.7 billion and $3.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	September 30, 2018	December 31, 2017
Spain Private Auto Issuing Note ("SPAIN") trust	$3,835,018	$2,024,016
Total serviced for related parties	3,835,018	2,024,016

Chrysler Capital securitizations	822,041	1,404,232
Total serviced for third parties	822,041	1,404,232
Total serviced for other portfolio	$4,657,059	$3,428,248

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance sheet securitization Trusts during the three-month and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2018	2017	2018	2017
Receivables securitized (1)	$274,609	$1,347,010	$2,905,922	$2,583,341

Net proceeds from new securitizations	$274,855	$1,347,430	$2,909,794	$2,588,227
Cash received for servicing fees	11,896	12,309	32,590	25,677
Total cash received from Trusts	$286,751	$1,359,739	$2,942,384	$2,613,904
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents the Company's goodwill by its reporting units at September 30, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	CIB	SC	Total
Goodwill	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During the first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 18 for further discussion on this change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, have been combined.

During the second quarter of 2018, Santander renamed its Global and Corporate Banking ("GCB") business to Corporate and Investment Banking ("CIB") to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to the composition of the reportable segment or reporting unit as a result of this change.

There were no re-allocations of goodwill for the three-month period ended September 30, 2018. There were no additions or impairments of goodwill for the three-month and nine-month periods ended September 30, 2018. There were no additions, impairments, or re-allocations of goodwill for the three-month or nine-month periods ended September 30, 2017.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

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

Other Intangible Assets
The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2018		December 31, 2017
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$397,000	$(183,000)	$426,411	$(153,589)
Chrysler relationship	68,750	(70,000)	80,000	(58,750)
Trade name	15,000	(3,000)	15,900	(2,100)
Other intangibles	9,228	(60,179)	13,442	(56,021)
Total intangibles subject to amortization	$489,978	$(316,179)	$535,753	$(270,460)

At September 30, 2018 and December 31, 2017, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $15.3 million and $45.9 million and for the three-month and nine-month periods ended September 30, 2018, respectively, and $15.3 million and $46.2 million for the three-month and nine-month periods ended September 30, 2017.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2018	$60,650	$45,864	$14,786
2019	58,989	—	58,989
2020	58,657	—	58,657
2021	39,903	—	39,903
2022	39,901	—	39,901
Thereafter	277,742	—	277,742

NOTE 8. OTHER ASSETS

The following is a detail of items that comprised other assets at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
		(As Revised - Note 1)
Income tax receivables	$293,891	$292,220
Derivative assets at fair value	636,892	448,977
Other repossessed assets	199,515	212,882
MSRs	162,754	149,197
Prepaid expenses	155,079	172,547
OREO	108,583	130,777
Deferred tax asset, net	758,463	771,652
Accrued interest receivable	554,422	577,585
Equity method investments	206,808	194,434
Miscellaneous assets and receivables	824,498	696,134
Total other assets	$3,900,905	$3,646,405

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

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At September 30, 2018 and December 31, 2017, the balance of these loans serviced for others accounted for at fair value was $14.5 billion and $14.9 billion, respectively. The Company accounts for a majority of its residential MSRs using the FVO. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. The fair value of the MSRs at September 30, 2018 and December 31, 2017 was $160.1 million and $146.0 million, respectively. See further discussion on the valuation of the MSRs in Note 14. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of MSRs not accounted for using the FVO are accounted for at lower of cost or market.

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

NOTE 8. OTHER ASSETS (continued)

Miscellaneous assets and receivables

Miscellaneous assets and receivables includes subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables and unapplied payments. The third quarter increase was due to increases in subvention receivables, investment proceeds receivable, and due from others related to broker dealer activities offset by decreases in wire transfer clearing.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$8,154,380	13.4%	$8,784,597	14.4%
Non-interest-bearing demand deposits	15,075,153	24.7%	15,402,235	25.3%
Savings	5,889,833	9.7%	5,903,897	9.7%
Customer repurchase accounts	550,357	0.9%	802,119	1.4%
Money market	24,956,355	41.0%	24,530,661	40.3%
CDs	6,315,919	10.3%	5,407,594	8.9%
Total Deposits (1)	$60,941,997	100.0%	$60,831,103	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $8.6 billion and $9.1 billion at September 30, 2018 and December 31, 2017, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.5 billion and $2.3 billion at September 30, 2018 and December 31, 2017, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $119.3 million and $38.9 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had $1.6 billion and $1.3 billion of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at September 30, 2018 were $41.5 billion, compared to $39.0 billion at December 31, 2017. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month or nine-month periods ended September 30, 2018.

SHUSA

During the first quarter of 2018, the Company repurchased $63.2 million of its 3.45% senior notes due 2018 and $336.8 million of its 2.70% senior notes due 2019. During the third quarter of 2018, the Company repurchased $484.5 million of its 2.70% Senior Notes Due May 2019 and $181.3 million of its 3.45% Senior Notes due August 2018.

During the second quarter of 2018, the Company issued $427.9 million of senior floating rate notes in a private offering. These notes have a floating rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 100 basis points. The proceeds of these notes will be used for general corporate purposes.

NOTE 10. BORROWINGS (continued)

The Company recorded loss on debt extinguishment of $0.1 million and $3.5 million for the three-month and nine-month periods ended September 30, 2018, respectively, which included amounts related to debt repurchases and early repayments at SHUSA and the Bank, compared to $5.6 million and $16.3 million for the three-month and nine-month periods ended September 30, 2017, respectively.

On July 19, 2018, SHUSA's Board of Directors approved the redemption of $150.0 million of Sovereign Capital Trust IX junior subordinated debentures and $4.6 million of its common securities. The redemption was completed in October 2018 consistent with the terms of the trust.

Parent Company and other IHC Entities Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes, due August 2018	$—	—%	$244,317	3.62%
2.70% senior notes, due May 2019	178,575	2.82%	998,349	2.82%
2.65% senior notes, due April 2020	997,441	2.82%	996,238	2.82%
3.70% senior notes, due March 2022	1,440,058	3.74%	1,440,044	3.74%
3.40% senior notes, due January 2023	994,535	3.54%	993,662	3.54%
4.50% senior notes, due July 2025	1,095,835	4.56%	1,095,449	4.56%
4.40% senior notes, due July 2027	1,049,796	4.40%	1,049,787	4.40%
Junior subordinated debentures - Sovereign Capital Trust IX, due July 2036	150,000	4.12%	149,462	3.14%
Common securities - Sovereign Capital Trust IX	4,640	4.12%	4,640	3.14%
Senior notes, due July 2019 (1)	388,709	3.13%	388,565	2.31%
Senior notes, due September 2019 (1)	370,930	3.07%	370,754	2.34%
Senior notes, due January 2020 (1)	302,613	3.12%	302,494	2.40%
Senior notes, due September 2020 (2)	111,746	3.27%	115,804	3.32%
Senior notes, due June 2022(1)	427,846	3.37%	—	—%
Subsidiaries
2.00% subordinated debt, maturing through 2042	40,737	2.00%	40,842	2.00%
Short-term borrowing, due within one year, maturing Oct 2018	24,000	2.20%	24,000	1.38%
Total due to others overnight, due within one year, due July 2018	—	—%	10,000	1.38%
Short-term borrowing, due within one year, maturing Oct 2018	19,188	0.25%	37,546	0.25%
Short-term borrowings, due within one year, maturing through 2018	—	—%	7,123	0.83%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$7,596,649	3.65%	$8,269,076	3.45%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
8.750% subordinated debentures, due May 2018	$—	—%	$192,019	8.92%
Subordinated term loan, due February 2019	99,237	8.20%	111,883	7.12%
FHLB advances, maturing through September 2020	3,150,000	2.42%	1,950,000	1.53%
Securities sold under repurchase agreements	—	—%	150,000	1.56%
Real estate investment trust preferred, callable May 2020	145,233	13.18%	144,167	13.35%
Subordinated term loan, due August 2022	27,301	9.95%	27,911	8.89%
Total Bank borrowings and other debt obligations	$3,421,771	3.10%	$2,575,980	3.07%

The Bank had outstanding irrevocable letters of credit totaling $638.2 million from the FHLB of Pittsburgh at September 30, 2018, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$352,945	$1,250,000	4.27%	$525,663	$—
Warehouse line, due November 2019	325,020	500,000	3.08%	370,346	464
Warehouse line, due August 2020(2)	3,370,243	4,150,000	3.20%	4,614,029	4,464
Warehouse line, due October 2019(3)	244,277	1,800,000	5.51%	342,305	15
Warehouse line, due October 2019(6)	28,265	400,000	8.63%	39,928	4
Warehouse line, due August 2019	75,984	500,000	6.41%	108,816	2,357
Warehouse line, due November 2019	963,599	1,000,000	3.05%	1,356,132	1
Warehouse line, due October 2018(7)	—	300,000	2.39%	219,148	315
Repurchase facility, due December 2018(4)(5)	81,810	81,810	3.99%	121,070	12,951
Repurchase facility, due December 2018(4)	50,720	51,770	3.61%	63,600	—
Repurchase facility, due December 2018(4)	139,190	139,895	3.3%	173,980	—
Total SC revolving credit facilities	$5,632,053	$10,173,475	3.42%	$7,935,017	$20,571

(1)	As of September 30, 2018, one-half of the outstanding balance on this facility matures in March 2019 and the remaining balance matures in March 2020.

(2)	This line is held exclusively for financing of Chrysler Capital leases. The commitment amount was increased to $4.4 billion in November 2018
(3) The commitment amount of this warehouse line was increased to $2.05 billion in October 2018

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

(5) This repurchase facility was settled and terminated in October 2018.
(6) This warehouse line was settled and terminated in October 2018
(7) The maturity of this warehouse line was extended to January 2019

NOTE 10. BORROWINGS (continued)

	December 31, 2017
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates	$339,145	$1,250,000	2.53%	$461,353	$12,645
Warehouse line, due November 2019	435,220	500,000	1.92%	521,365	16,866
Warehouse line, due August 2019	2,044,843	3,900,000	2.96%	2,929,890	53,639
Warehouse line, due October 2019	226,577	1,800,000	4.95%	311,336	6,772
Warehouse line, due October 2019	81,865	400,000	4.09%	114,021	3,057
Warehouse line, due January 2018	336,484	500,000	2.87%	473,208	—
Warehouse line, due November 2019	403,999	1,000,000	2.66%	546,782	14,729
Warehouse line, due October 2018	235,700	300,000	2.84%	289,634	10,474
Warehouse line, due December 2018	—	300,000	1.49%	—	—
Repurchase facility, maturing on various dates	325,775	325,775	3.24%	474,188	13,842
Repurchase facility, due April 2018	202,311	202,311	2.67%	264,120	—
Repurchase facility, due March 2018	147,500	147,500	3.91%	222,108	—
Repurchase facility, due March 2018	68,897	68,897	3.04%	95,762	—
Line of credit with related party, due December 2018	—	1,000,000	3.09%	—	—
Line of credit with related party, due December 2018	750,000	750,000	1.33%	—	—
Total SC revolving credit facilities	$5,598,316	$12,444,483	2.73%	$6,703,767	$132,024

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations, maturing on various dates between February 2020 and October 2025(1)	$19,647,747	$40,552,552	1.16% - 3.53%	$25,350,947	$1,526,329
SC privately issued amortizing notes, maturing on various dates between July 2019 and September 2028	5,219,532	11,452,243	0.88% - 2.89%	7,016,619	37,361
Total SC secured structured financings	$24,867,279	$52,004,795	0.88% - 3.53%	$32,367,566	$1,563,690
(1) Securitizations executed under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.

NOTE 10. BORROWINGS (continued)

	December 31, 2017
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates between January 2019 and September 2024(1)(2)	$14,995,304	$36,800,642	0.89% - 2.80%	$19,873,621	$1,470,459
SC privately issued amortizing notes, maturing on various dates between March 2018 and September 2028(1)	7,564,637	12,278,282	0.88% - 4.09%	9,232,658	377,300
Total SC secured structured financings	$22,559,941	$49,078,924	0.88% - 4.09%	$29,106,279	$1,847,759
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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of September 30, 2018 and December 31, 2017, SC had private issuances of notes backed by vehicle leases outstanding totaling $5.8 billion and $3.7 billion, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended September 30, 2018			June 30, 2018		September 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(7,485)	$4,052	$(3,433)
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(567)	178	(389)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(8,052)	4,230	(3,822)	$(28,492)	$(3,822)	$(32,314)

Change in unrealized (losses) on investments in debt securities AFS	(69,101)	16,984	(52,117)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,350	(578)	1,772
Net unrealized (losses) on investments in debt securities AFS	(66,751)	16,406	(50,345)	(325,575)	(50,345)	(375,920)
Pension and post-retirement actuarial gain(3)	842	(216)	626	(55,382)	626	(54,756)

As of September 30, 2018	$(73,961)	$20,420	$(53,541)	$(409,449)	$(53,541)	$(462,990)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2018			December 31, 2017		September 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(42,590)	$6,542	$(36,048)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	14,765	(4,643)	10,122
Net unrealized (losses) on cash flow hedge derivative financial instruments	(27,825)	1,899	(25,926)	$(6,388)	$(25,926)	$(32,314)

Change in unrealized (losses) on investments in debt securities AFS	(236,880)	38,938	(197,942)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	1,931	(317)	1,614
Net unrealized (losses) on investments in debt securities AFS	(234,949)	38,621	(196,328)	(140,498)	(196,328)
Cumulative effect of adoption of new ASUs(4)					(39,094)
Net unrealized (losses) on investments in debt securities AFS - upon adoption					(235,422)	(375,920)

Pension and post-retirement actuarial gain(3)	2,526	(5,737)	(3,211)	(51,545)	(3,211)	(54,756)

As of September 30, 2018	$(260,248)	$34,783	$(225,465)	$(198,431)	$(264,559)	$(462,990)

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

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended September 30, 2017			June 30, 2017		September 30, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$5,298	$(955)	$4,343
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(6,837)	2,002	(4,835)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(1,539)	1,047	(492)	$(2,689)	$(492)	$(3,181)

Change in unrealized gains on investment securities AFS	16,795	(5,910)	10,885
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(6,707)	2,360	(4,347)
Net unrealized gains on investment securities AFS	10,088	(3,550)	6,538	(94,436)	6,538	(87,898)

Pension and post-retirement actuarial gain(4)	912	(355)	557	(54,688)	557	(54,131)

As of September 30, 2017	$9,461	$(2,858)	$6,603	$(151,813)	$6,603	$(145,210)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2017			December 31, 2016		September 30, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$12,469	$(2,950)	$9,519
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(8,315)	2,340	(5,975)
Net unrealized gains on cash flow hedge derivative financial instruments	4,154	(610)	3,544	$(6,725)	$3,544	$(3,181)

Change in unrealized gains on investment securities AFS	83,175	(29,892)	53,283
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(16,276)	5,849	(10,427)
Net unrealized gains on investment securities AFS	66,899	(24,043)	42,856	(130,754)	42,856	(87,898)

Pension and post-retirement actuarial gain(4)	2,736	(1,138)	1,598	(55,729)	1,598	(54,131)
As of September 30, 2017	$73,789	$(25,791)	$47,998	$(193,208)	$47,998	$(145,210)

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2018, derivatives in this category had a fair value of $1.3 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the third quarter of 2018, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of September 30, 2018 and December 31, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $10.9 million and $10.4 million, respectively. The Company had $11.0 million and $15.7 million in cash and securities collateral posted to cover those positions as of September 30, 2018 and December 31, 2017, respectively.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2018, the Company expected $41.7 million of gains/losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2018 and December 31, 2017 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,311,324	$70,985	$1,502	2.25%	1.51%	1.56
Pay variable - receive fixed interest rate swaps	4,000,000	—	131,113	1.41%	2.15%	2.28
Interest rate floor	2,000,000	7,832	—	0.07%	—%	2.16
Total	$10,311,324	$78,817	$132,615	1.50%	1.47%	1.96

December 31, 2017
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$5,183,511	$46,422	$4,458	0.05%	0.14%	2.12
Pay variable - receive fixed interest rate swaps	4,000,000	—	80,453	1.41%	1.42%	3.02
Interest rate floor	1,000,000	3,020	—	—%	—%	2.64
Total	$10,183,511	$49,442	$84,911	0.58%	0.63%	2.53

NOTE 12. DERIVATIVES (continued)

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2018 and December 31, 2017 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Mortgage banking derivatives:
Forward commitments to sell loans	$361,175	$311,852	$1,432	$3	$—	$459
Interest rate lock commitments	170,576	126,194	1,152	2,105	—	—
Mortgage servicing	395,000	330,000	1,246	193	15,224	2,092
Total mortgage banking risk management	926,751	768,046	3,830	2,301	15,224	2,551

Customer related derivatives:
Swaps receive fixed	11,154,700	9,328,079	16,584	72,912	227,829	70,348
Swaps pay fixed	11,447,206	9,576,893	291,571	110,109	14,913	51,380
Other	1,762,754	1,834,962	16,421	19,971	14,467	18,308
Total customer related derivatives	24,364,660	20,739,934	324,576	202,992	257,209	140,036

Other derivative activities:
Foreign exchange contracts	3,235,561	2,764,999	28,976	24,932	25,511	25,521
Interest rate swap agreements	2,578,583	1,749,349	19,367	9,596	1,190	1,631
Interest rate cap agreements	8,360,491	10,932,707	178,853	135,942	—	32,109
Options for interest rate cap agreements	8,343,345	10,906,081	—	32,165	178,752	135,824
Other	961,432	824,786	6,690	5,874	7,458	5,228
Total	$48,770,823	$48,685,902	$562,292	$413,802	$485,344	$342,900

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2018 and 2017:

(in thousands)		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity(1)	Line Item	2018	2017	2018	2017

Fair value hedges:
Interest rate swaps	Net Interest Income	—	(235)	—	(2,397)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	10,255	(1,846)	$20,944	$(8,317)
Pay variable receive-fixed interest rate swap	Interest income on loans	(7,777)	(1,668)	(14,820)	(7,955)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	2,653	(667)	1,900	(7,991)
Interest rate lock commitments	Miscellaneous income, net	(1,232)	(332)	(953)	248
Mortgage servicing	Miscellaneous income, net	(1,652)	1,525	(12,079)	3,525
Customer related derivatives	Miscellaneous income, net	1,007	627	8,953	(2,385)
Foreign exchange	Miscellaneous income, net	(403)	1,951	5,406	5,097
Interest rate swaps, caps, and options	Miscellaneous income, net	10,081	1,918	20,313	3,429
	Interest expense	—	(552)	—	3,110

Total return settlement	Other administrative expenses	—	—	—	(505)
Other	Miscellaneous income, net	515	(303)	(3,030)	(1,247)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in Other comprehensive income for cash flow hedge derivatives were losses of $3.4 million and $36.0 million, net of tax, for the three-month and nine-month periods ended September 30, 2018, respectively, and gains of $4.3 million and $9.5 million for the three-month and nine-month periods ended September 30, 2017.

The net amount of change reclassified from Other comprehensive income into earnings for cash flow hedge derivatives was a loss of $0.4 million and a gain of $10.1 million, net of tax, for the three-month and nine-month periods ended September 30, 2018, respectively, and the amount of losses reclassified from Other comprehensive income into earnings for cash flow hedge derivatives was $4.8 million and $6.0 million, net of tax, for the three-month and nine-month periods ended September 30, 2017.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018
Cash flow hedges	$78,817	$—	$78,817	$—	$41,465	$37,352
Other derivative activities(1)	559,708	6,534	553,174	1,046	132,223	419,905
Total derivatives subject to a master netting arrangement or similar arrangement	638,525	6,534	631,991	1,046	173,688	457,257
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,584	—	2,584	—	—	2,584
Total Derivative Assets	$641,109	$6,534	$634,575	$1,046	$173,688	$459,841

December 31, 2017
Cash flow hedges	$49,442	$—	$49,442	$—	$3,076	$46,366
Other derivative activities(1)	411,697	6,731	404,966	2,021	77,975	324,970
Total derivatives subject to a master netting arrangement or similar arrangement	461,139	6,731	454,408	2,021	81,051	371,336
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,105	—	2,105	—	—	2,105
Total Derivative Assets	$463,244	$6,731	$456,513	$2,021	$81,051	$373,441

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2018
Cash flow hedges	$132,615	$—	$132,615	$—	$—	$132,615
Other derivative activities(1)	485,344	20,208	465,136	—	274,702	190,434
Total derivatives subject to a master netting arrangement or similar arrangement	617,959	20,208	597,751	—	274,702	323,049
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivative Liabilities	$617,959	$20,208	$597,751	$—	$274,702	$323,049

December 31, 2017
Cash flow hedges	$84,911	$—	$84,911	$—	$622	$84,289
Other derivative activities(1)	342,752	16,236	326,516	—	165,716	160,800
Total derivatives subject to a master netting arrangement or similar arrangement	427,663	16,236	411,427	—	166,338	245,089
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	148	—	148	—	—	148
Total Derivative Liabilities	$427,811	$16,236	$411,575	$—	$166,338	$245,237

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 13. INCOME TAXES

An income tax provision of $109.9 million and $374.2 million was recorded for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $92.9 million and $257.0 million for the corresponding periods in 2017. This resulted in an effective tax rate ("ETR") of 31.5% and 30.3% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to 28.2% and 27.5% for the corresponding periods in 2017.

The increase in the ETR for the three-month and nine-month periods ended September 30, 2018 was primarily due to the tax benefit recognized during the three-month and nine-month periods ended September 30, 2017 in connection with the assertion that undistributed earnings of a Puerto Rico subsidiary would be indefinitely reinvested outside the U.S. During the three-month period ended December 31, 2017, the Company changed its assertion to reflect a change in management’s strategic objective to no longer permanently reinvest the earnings. These increases were partially offset by the reduction in the federal corporate income tax rate as a result of the TCJA.

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

In November 2015, the Federal District Court granted the Company's motions for summary judgment and later ordered amounts assessed by the IRS for the years 2003 through 2005 to be refunded to the Company. The IRS appealed that judgment, and the U.S. Court of Appeals for the First Circuit partially reversed the judgment of the Federal District Court, finding that the Company is not entitled to claim the foreign tax credits it claimed but will be allowed to exclude from income $132.0 million (representing half of the U.K. taxes the Company paid) and will be allowed to claim the interest expense deductions. The case was remanded to the Federal District Court for further proceedings to determine, among other issues, whether penalties should be sustained. On remand, the Company moved for summary judgment on two issues. On July 17, 2018, those motions were denied by the Court.

In response to the First Circuit's decision, at December 31, 2016, the Company used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.8 million tax reserve in relation to items that had not yet been determined by the courts, including potential penalties. The Company anticipates that the matter to be finally resolved with no effect on net income.

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

The Company had a net deferred tax liability balance of $449.0 million at September 30, 2018 (consisting of a deferred tax asset balance of $758.5 million and a deferred tax liability balance of $1.2 billion), compared to a net deferred tax liability balance of $193.6 million at December 31, 2017 (consisting of a deferred tax asset balance of $771.7 million and a deferred tax liability balance of $965.3 million). The $255.4 million increase in net deferred liabilities for the nine-month period ended September 30, 2018 was primarily due to an increase in deferred tax liabilities related to accelerated depreciation from leasing transactions; an increase in the deferred tax asset valuation allowance; and a decrease in deferred tax assets on loans marked to market for income tax purposes partially offset by an increase in deferred tax assets related to net operating losses and tax credits.

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

Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•Level 1 inputs are quoted prices in active markets for identical assets or liabilities that can be accessed as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 inputs are those other than quoted prices included in Level 1 that are observable for the assets or liabilities, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3 inputs are those that are unobservable or not readily observable for the asset or liability and are used to measure fair value to the extent relevant observable inputs are not available.

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

There were no transfers between Levels 1, 2 or 3 during the nine-month periods ended September 30, 2018 and 2017 for any assets or liabilities valued at fair value on a recurring basis.

NOTE 14. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2018 and December 31, 2017.

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Financial assets:
U.S. Treasury securities	$441,584	$1,271,950	$—	$1,713,534	$139,615	$858,497	$—	$998,112
Corporate debt	—	122,295	—	122,295	—	11,660	—	11,660
ABS	—	115,381	345,644	461,025	—	156,910	350,252	507,162
State and municipal securities	—	18	—	18	—	23	—	23
MBS	—	9,463,640	—	9,463,640	—	12,885,412	—	12,885,412
Investment in debt securities AFS(3)(6)	441,584	10,973,284	345,644	11,760,512	139,615	13,912,502	350,252	14,402,369
Other investments - trading securities	3	1,989	—	1,992	1	—	—	1
RICs HFI(4)	—	—	136,499	136,499	—	—	186,471	186,471
LHFS (1)(5)	—	207,649	—	207,649	—	197,691	—	197,691
MSRs (2)	—	—	160,109	160,109	—	—	145,993	145,993
Other assets - derivatives (3)	—	639,931	1,178	641,109	—	461,139	2,105	463,244
Total financial assets (7)	$441,587	$11,822,853	$643,430	$12,907,870	$139,616	$14,571,332	$684,821	$15,395,769
Financial liabilities:
Other liabilities - derivatives (3)	—	617,199	760	617,959	—	427,217	594	427,811
Total financial liabilities	$—	$617,199	$760	$617,959	$—	$427,217	$594	$427,811

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company has total MSRs of $162.8 million and $149.2 million as of September 30, 2018.and December 31, 2017, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Investment in debt securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 included $10.8 million of equity securities valued using the net asset value as a practical expedient that are not presented within this table.
(7) Approximately $643.4 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 5.0% of total assets measured at fair value on a recurring basis and approximately 0.5% of total consolidated assets.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired commercial LHFI	$56,156	$95,365	$291,180	$442,701	$—	$226,832	$356,343	$583,175
Foreclosed assets	—	15,168	87,279	102,447	—	20,011	106,581	126,592
Vehicle inventory	—	280,079	—	280,079	—	325,203	—	325,203
LHFS(1)	—	—	939,384	939,384	—	—	2,324,830	2,324,830
Auto loans impaired due to bankruptcy	—	179,807	—	179,807	—	121,578	—	121,578
MSRs	—	—	9,514	9,514	—	—	9,273	9,273

(1)	These amounts include $933.4 million and $1.1 billion of personal LHFS that were impaired as of September 30, 2018 and December 31, 2017, respectively.

NOTE 14. FAIR VALUE (continued)

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $422.3 million and $491.5 million at September 30, 2018 and December 31, 2017, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

The Company's LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consist of personal, commercial, and RICs LHFS. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations. The lower of cost or fair value adjustment for personal LHFS includes customer default activity and adjustments related to the net change in the portfolio balance during the reporting period.

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

NOTE 14. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended September 30, 2018		Nine-Month Period Ended September 30,
(in thousands)	Statement of Operations Location	2018	2017	2018	2017
Impaired LHFI	Provision for credit losses	$(45,515)	$617	$(44,936)	$(26,070)
Foreclosed assets	Miscellaneous income(1)	(5,750)	(777)	(10,351)	(5,448)
LHFS	Provision for credit losses	—	—	(387)	(13,200)
LHFS	Miscellaneous income(1)	(86,838)	(84,840)	(236,549)	(246,882)
Auto loans impaired due to bankruptcy	Provision for credit losses	(5,034)	(17,471)	(93,846)	(65,584)
MSRs	Miscellaneous income, net	(940)	123	(560)	320

(1)	These amounts reduce Miscellaneous income.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended September 30, 2018					Three-Month Period Ended September 30, 2017
(in thousands)	Investments AFS	RICs Held for Investment	MSRs	Derivatives, net	Total	Investments AFS	RICs Held for Investment	MSRs	Derivatives, net	Total
Balances, beginning of period	$346,856	$152,082	$158,470	$545	$657,953	$587,571	$207,216	$146,091	$(29,020)	$911,858
Losses in other comprehensive income	(702)	—	—	—	(702)	(1,506)	—	—	—	(1,506)
Gains/(losses) in earnings	—	4,015	3,518	(1,547)	5,986	—	27,759	(1,578)	(324)	25,857
Additions/Issuances	—	—	3,899	—	3,899	—	—	4,099	—	4,099
Settlements(1)	(510)	(19,598)	(5,778)	1,420	(24,466)	(215,881)	(30,281)	(5,088)	31,222	(220,028)
Balances, end of period	$345,644	$136,499	$160,109	$418	$642,670	$370,184	$204,694	$143,524	$1,878	$720,280
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$4,015	$3,518	$(315)	$7,218	$—	$27,759	$(1,578)	$8	$26,189

	Nine-Month Period Ended September 30, 2018					Nine-Month Period Ended September 30, 2017
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$350,252	$186,471	$145,993	$1,514	$684,230	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in other comprehensive income	(2,476)	—	—	—	(2,476)	(4,184)	—	—	—	(4,184)
Gains/(losses) in earnings	—	14,051	17,287	(2,712)	28,626	—	49,392	(1,315)	(539)	47,538
Additions/Issuances	—	3,276	9,496	—	12,772	—	19,727	12,696	—	32,423
Settlements(1)	(2,132)	(67,299)	(12,667)	1,616	(80,482)	(440,199)	(81,595)	(14,446)	31,417	(504,823)
Balances, end of period	$345,644	$136,499	$160,109	$418	$642,670	$370,184	$204,694	$143,524	$1,878	$720,280
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$14,051	$17,287	$(1,759)	$29,579	$—	$49,392	$(1,315)	$(787)	$47,290

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

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

LHFS

The Company's LHFS portfolios that are measured at fair value on a recurring basis consist primarily of residential mortgage LHFS. The fair values of LHFS are estimated using published forward agency prices to agency buyers such as FNMA and FHLMC. The majority of the residential mortgage LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.2 million and $10.1 million, respectively, at September 30, 2018.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $6.0 million and $11.6 million, respectively, at September 30, 2018.

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

NOTE 14. FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at September 30, 2018 and December 31, 2017:

(dollars in thousands)	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$303,847	DCF	Discount Rate (1)	3.11% - 3.37% (3.15%)
Sale-leaseback securities	$41,797	Consensus Pricing (2)	Offered quotes (3)	111.80%
RICs HFI	$136,499	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.55% )
			Recovery Rate (6)	25.00% - 43.00% (41.57% )
Personal LHFS	$933,380	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (11)	$160,109	DCF	CPR (7)	6.92% - 100.00% (8.52%)
			Discount Rate (8)	9.75%
Mortgage banking interest rate lock commitments	$1,152	DCF	Pull through percentage (9)	77.10%
			MSR value (10)	0.80% - 1.06% (1.16%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.

(11)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

NOTE 14. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financing bonds
ABS
Financing bonds	$304,727	DCF	Discount Rate (1)	2.16% - 2.90% (2.28%)
Sale-leaseback securities	$45,525	Consensus Pricing (2)	Offered Quotes (3)	120.19%
RICs HFI	$186,471	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.37%)
			Recovery Rate (6)	25.00% - 43.00% (41.51%)
Personal LHFS	$1,062,090	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
RICs HFS	$1,101,049	DCF	Discount Rate	3.00% - 6.00%
			Default Rate	3.00% - 4.00%
			Prepayment Rate	15.00% - 20.00%
			Loss Severity Rate	50.00% - 60.00%
MSRs (11)	$145,993	DCF	CPR (7)	0.06% - 46.95% (9.80%)
			Discount Rate (8)	9.90%
Mortgage banking interest rate lock commitments	$2,105	DCF	Pull through percentage (9)	76.98%
			MSR Value (10)	0.73% - 1.03% (0.95%)

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.

(10)	MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.
(11) Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2018					December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and amounts due from depository institutions	$6,505,522	$6,505,522	$6,505,522	$—	$—	$6,519,967	$6,519,967	$6,519,967	$—	$—
Investment in debt securities AFS (2)	11,760,512	11,760,512	441,584	10,973,284	345,644	14,402,369	14,402,369	139,615	13,912,502	350,252
Investment in debt securities HTM	2,825,768	2,713,695	—	2,713,695	—	1,799,808	1,773,938	—	1,773,938	—
Other investments - trading securities	1,992	1,992	3	1,989	—	1	1	1	—	—
LHFI, net	81,104,940	81,313,138	56,156	95,365	81,161,617	76,795,794	78,579,144	—	136,832	78,442,312
LHFS	1,147,033	1,147,033	—	207,649	939,384	2,522,486	2,522,521	—	197,691	2,324,830
Restricted cash	2,830,691	2,830,691	2,830,691	—	—	3,818,807	3,818,807	3,818,807	—	—
MSRs(1)	162,754	169,623	—	—	169,623	149,197	155,266	—	—	155,266
Derivatives	641,109	641,109	—	639,931	1,178	463,244	463,244	—	461,139	2,105

Financial liabilities:
Deposits	60,941,997	60,883,972	54,628,150	6,255,822	—	60,831,103	60,864,110	55,456,511	5,407,599	—
Borrowings and other debt obligations	41,517,752	41,578,261	—	28,853,169	12,725,092	39,003,313	39,335,087	—	23,281,166	16,053,921
Derivatives	617,959	617,959	—	617,199	760	427,811	427,811	—	427,217	594

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
(2) Investment in debt securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 included $10.8 million of equity securities valued using net asset value as a practical expedient that are not presented within this table. The balance of these equity securities at September 30, 2018 is $10.9 million and is included in the Other investments line item on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$207,649	$205,517	$2,132	$197,691	$194,928	$2,763
RICs HFI	136,499	154,429	(17,930)	186,471	211,580	(25,109)
Nonaccrual loans	7,499	10,632	(3,133)	15,023	19,836	(4,813)

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

NOTE 15. NON-INTEREST INCOME

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2018	2017 (1)	2018	2017 (1)
Non-interest income:
Consumer and commercial fees	$144,505	$151,906	$420,843	$468,609
Lease income	610,324	509,714	1,720,526	1,494,801
Miscellaneous income, net
Mortgage banking income, net	7,154	14,783	26,432	43,049
BOLI	14,759	17,807	44,142	49,159
Capital market revenue	31,810	51,587	129,506	137,175
Net gain on sale of operating leases	48,965	36,206	167,906	98,731
Asset and wealth management fees	41,299	34,775	128,557	110,713
Loss on sale of non-mortgage loans	(86,745)	(76,898)	(205,526)	(234,503)
Other miscellaneous income, net	11,673	48,894	11,981	67,354
Net (losses)/gains on sale of investment securities	(1,688)	6,707	(1,931)	16,276
Total non-interest income	$822,056	$795,481	$2,442,436	$2,251,364
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

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2018	2017 (1)	2018	2017 (1)
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(2)	$59,704	$62,346	$175,482	$185,201
Commission and trailer fees(3)	27,626	25,484	89,058	86,831
Interchange income, net(3)	15,780	13,429	45,423	42,823
Underwriting service fees(3)	11,282	32,879	60,626	75,441
Asset and wealth management fees(3)	41,190	27,928	121,544	86,989
Other revenue from contracts with customers(3)	8,807	9,984	26,493	30,854
Total in-scope of revenue from contracts with customers	164,389	172,050	518,626	508,139
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(4)	74,558	83,854	218,733	265,353
Lease income	610,324	509,714	1,720,526	1,494,801
Miscellaneous income/(loss)(4)	(25,527)	23,156	(13,518)	(33,205)
Net (losses)/gains on sale of investment securities	(1,688)	6,707	(1,931)	16,276
Total out-of-scope of revenue from contracts with customers	657,667	623,431	1,923,810	1,743,225
Total non-interest income	$822,056	$795,481	$2,442,436	$2,251,364
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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$30,950,860	$29,475,864
Letters of credit	1,452,341	1,559,297
Unsecured revolving lines of credit	27,476	27,938
Recourse exposure on sold loans	37,410	46,572
Commitments to sell loans	22,167	19,477
Total commitments	$32,490,254	$31,129,148

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

Included within the reported balances for Commitments to extend credit at September 30, 2018 and December 31, 2017 are $6.5 billion and $6.4 billion, respectively, of commitments that can be canceled by the Company without notice.

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017
1 year or less	$4,848,137	$5,858,236
Over 1 year to 3 years	4,933,076	5,381,113
Over 3 years to 5 years	6,813,420	4,478,320
Over 5 years (1)	14,356,227	13,758,195
Total	$30,950,860	$29,475,864

(1)	Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding more than 5 years.

Unsecured Revolving Lines of Credit

Such commitments, included in the Commitments to extend credit table above, arise primarily from agreements with customers for unused lines of credit on unsecured revolving accounts and credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are reviewed periodically based on account usage, customer creditworthiness and loan qualifications.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2018 was 16.5 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2018 was $1.5 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2018. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of September 30, 2018 and December 31, 2017, the liability related to these letters of credit was $4.3 million and $18.2 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at September 30, 2018 and December 31, 2017 were lines of credit outstanding of $90.0 million and $90.9 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017
1 year or less	$847,200	$918,191
Over 1 year to 3 years	293,801	286,505
Over 3 years to 5 years	247,483	312,881
Over 5 years	63,857	41,720
Total	$1,452,341	$1,559,297

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with FNMA, the Company retained a portion of the associated credit risk. The UPB outstanding of loans sold in these programs was $49.6 million as of September 30, 2018 and $136.0 million as of December 31, 2017. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multifamily loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multifamily loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $12.2 million as of September 30, 2018 and $12.2 million as of December 31, 2017 or (ii) the time when such loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

At the time of the sale, the Company established a liability which represented the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At September 30, 2018 and December 31, 2017, the Company had zero and $1.3 million, respectively, of reserves classified in Accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SC Commitments

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of September 30, 2018 and December 31, 2017, the total unused credit available to customers was $3.9 billion. In 2017, the Company purchased $1.2 billion of receivables out of the $4.0 billion of unused credit available to customers at December 31, 2016. During the nine months ended September 30, 2018, the Company purchased $0.8 billion of receivables out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $154.8 million of receivables related to newly-opened customer accounts during the nine months ended September 30, 2018. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2018 and December 31, 2017, SC was obligated to purchase $11.9 million and $11.5 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SC. SC also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Under terms of an application transfer agreement with an original equipment manufacturer (“OEM") other than FCA, SC has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay the OEM a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations or warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sales agreements will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Chrysler Agreement

Under terms of the Chrysler Agreement, SC must make revenue-sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $12.3 million and $6.6 million at September 30, 2018 and December 31, 2017, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The Chrysler agreement also requires that SC maintains at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its equity option, the Chrysler Agreement were to terminate, or the Company otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company's and SC's business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company's or SC's ability to implement its business strategy could be materially adversely affected.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Agreement with Bank of America

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. On October 27, 2016, Bank of America notified SC that it was terminating the flow agreement effective January 31, 2017 and, accordingly, the flow agreement has terminated. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer payments are due six years from the cut-off date of each loan sale. SC had accrued $6.7 million and $8.1 million at September 30, 2018 and December 31, 2017, respectively, related to this obligation.

Agreement with Citizens Bank of Pennsylvania ("CBP")

Until May 1, 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. Under the flow agreement, as amended, CBP's committed purchases of Chrysler Capital prime loans were a maximum of $200.0 million and a minimum of $50.0 million per quarter. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $4.5 million and $5.6 million at September 30, 2018 and December 31, 2017, respectively, related to this obligation.

Other Agreements

As of September 30, 2018, SC was party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitments as of September 30, 2018 and December 31, 2017, not subject to market price check was $78.5 million and $98.9 million, respectively.

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $12.0 million and $6.3 million at September 30, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.

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

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's ALLL had approximately $35 million of reserves specifically related to the hurricanes at September 30, 2018 compared to $95.0 million at June 30, 2018. Approximately $50 million of the decrease in the allowance related to the hurricanes has been offset by an increase in reserves to other portfolios requiring additional allowance, including the municipality, commercial, and residential loan portfolios in Puerto Rico. As of September 30, 2018, the Company has approximately $3.4 billion of loan exposures in Puerto Rico consisting of $1.6 billion in consumer loans and $1.8 billion in commercial loans, including $207.0 million in loans to municipalities. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may make adjustments to reserves for losses in future periods as additional information related to these potential exposures becomes available.

See discussion under the "Puerto Rico FINRA Arbitrations" section of Note 16 below for further discussion.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

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

As of September 30, 2018 and December 31, 2017, the Company accrued aggregate legal and regulatory liabilities of $199.5 million and $161.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $305 million and $255 million as of September 30, 2018 and December 31, 2017, respectively. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

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

Following a review of checking account and credit card customers who may have been charged overdraft, overlimit, and/or finance fees related to SIP products, the Bank completed additional remediation to affected customers. The OCC terminated the SIP Consent Order in August 2018.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Other Matters

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

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit is against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's initial public offering (the "IPO") , including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The amended class action complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit but ordered that merits discovery be stayed until the court ruled on the issue of class certification.

Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

Jackie888 Lawsuit: In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. # 12775 (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit.

Parmelee Lawsuits: SC is a defendant in two purported securities class action lawsuits filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC securities between February 3, 2015 and March 15, 2016. The complaint alleges that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Exchange Act and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. In January 2018, the court granted SC’s motion to dismiss the lawsuit as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiffs filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9.5 million. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit.

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

Currently, such matters include, but are not limited to, the following:

•
SC received a civil subpoena from the DOJ under Financial Institutions Reform, Recovery and Enforcement Act, requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ with respect to this matters.

•
In October 2014, SC received a subpoena from the SEC commencing an investigation into the SC’s securitization practices. In June 2016, the SEC served an additional subpoena on SC requesting documents related to SC’s securitizations practices as well as SC’s financial restatements. SC has produced documents responsive to these subpoenas, and the SEC has taken testimony from certain of SC’s employees. SC has cooperated, and has engaged in discussions to resolve these matters, with the SEC.

•
In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or CIDs from the attorneys general of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states will serve as an executive committee on behalf of a group of 32 state Attorneys General. The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC’s underwriting, securitization, servicing and collection of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and/or CIDs, and has otherwise cooperated with the Attorneys General with respect to this matter.

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

Mississippi Attorney General Lawsuit

In January 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the "MCPA") and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, SC filed motions to dismiss the Mississippi AG’s lawsuit, and subsequently filed a motion to stay the lawsuit pending the resolution of an interlocutory appeal relating to the MCPA before the Mississippi Supreme Court in Purdue Pharma, L.P., et al. v. State, No. 2017-IA- 00300-SCT. In September 2017, the court granted the motion to stay and ordered a stay of all proceedings, excluding discovery and final briefing on motions to dismiss.

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

Puerto Rico FINRA Arbitrations

As of September 30, 2018, SSLLC had received 534 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 387 arbitration cases that remained pending as of September 30, 2018.

As a result of Hurricane Maria impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico CEF Shareholder Derivative and Class Actions

Santander, Santander BanCorp, BSPR, SSLLC, Santander Asset Management, LLC and several directors and members of senior management of these entities are defendants in a purported class action and shareholder derivative suit pending in the United States District Court for the District of the Commonwealth of Puerto Rico captioned Dionisio Trigo Gonzalez et al. v. Banco Santander, S.A. et al., No. 3:2016cv02868. Brought by customers of certain CEFs, the complaint alleges misconduct including that the entities and individuals created, controlled, managed and advised certain CEFs within the First Puerto Rico Family of Funds (the “Funds”) from March 1, 2012 through the present to the detriment of the Funds and their shareholders. Brought on behalf of the Funds and Puerto Rico-based investors, the complaint seeks unspecified damages but alleges damages to be at least tens of millions of dollars. The court denied plaintiffs’ motion to reconsider its earlier decision not to remand the case to Puerto Rico state court. On September 29, 2018, the court granted plaintiffs’ motion seeking to voluntarily dismiss the complaint without prejudice.

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

Mexican Government Bonds Consolidated Purported Antitrust Class Action: A consolidated purported antitrust class action is pending in the United States District Court, Southern District of New York, captioned In re Mexican Government Bonds Antitrust Litigation, No. 1:18-cv-02830-JPO (the “MGB Lawsuit”). The MGB Lawsuit is against the Company, SIS, Santander, Banco Santander (Mexico), S.A. Institucion de Banca Multiple, Grupo Financiero Santander and Santander Investment Bolsa, Sociedad de Valores, S.A. on behalf of a class of persons who entered into Mexican government bond (“MGB”) transactions between January 1, 2006 and April 19, 2017, where such persons were either domiciled in the United States or, if domiciled outside the United States, transacted in the United States. The complaint alleges, among other things, that the Santander defendants and the other defendants violated U.S. antitrust laws by conspiring to rig auctions and/or fix prices of MGBs. On September 17, 2018, the defendants filed a motion to dismiss the consolidated complaint.

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

	Nine-Month Period Ended September 30,
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

During the nine-month period ended September 30, 2018, the Company recorded a $3.2 million deferred tax asset on the assets purchased by the Company to establish the intangible under Section 197 of the Internal Revenue Code.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement ("MSPA") with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform, for a term ending in December 2018. SC will provide servicing on all loans originated under this arrangement. For the three-month and nine-month periods ended September 30, 2017, the Company sold $1.3 billion and $2.6 billion, respectively, of loans at fair value under this MSPA. The MSPA was amended in March 2018 and, under this amended agreement, SC sold $0.3 billion and $2.9 billion of prime loans to Santander at fair value during the three-month and nine-month periods ended September 30, 2018, respectively. Servicing fee income of $10.0 million and $25.8 million was recognized in the Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $0.5 million and $1.4 million, during the comparable periods in 2017. Total losses on sale of $4.2 million and $24.3 million were recognized for the three-month and nine-month periods ended September 30, 2018, respectively, compared to losses of $6.8 million and $13.0 million, during the comparable periods in 2017, which are included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations. SC had $22.5 million and $13.0 million of collections due to Santander as of September 30, 2018 and December 31, 2017, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. During the three-month and nine-month periods ended September 30, 2018, SC facilitated SBNA's purchase of approximately $685 million and approximately $738 million of RICs, respectively. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

On October 2, 2018, SHUSA received a $45.8 million capital contribution from Santander.

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

During the second quarter of 2018, Santander renamed its GCB business to CIB to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to composition of the reportable segment or reporting unit as a result of this change.

All prior period results have been recast to conform to the new composition of reportable segments, and for the revised errors disclosed in Note 1.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2018	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$330,508	$160,590	$33,552	$58,775	$998,211	$7,357	$9,768	$1,598,761
Non-interest income	75,907	18,085	38,339	89,283	613,882	2,428	(15,868)	822,056
Provision for / (release of) credit losses	23,690	(25,112)	3,160	18,273	597,914	3,089	—	621,014
Total expenses	365,883	75,199	57,134	225,260	717,356	11,882	(2,327)	1,450,387
Income/(loss) before income taxes	16,842	128,588	11,597	(95,475)	296,823	(5,186)	(3,773)	349,416
Intersegment revenue/(expense)(1)	604	2,044	(2,556)	(92)	—	—	—	—
Total assets	19,832,176	25,303,681	8,072,478	35,612,785	42,806,955	—	—	131,628,075

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2018	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$951,554	$476,348	$97,142	$187,845	$2,975,396	$24,945	$27,963	$4,741,193
Non-interest income	228,372	67,793	153,717	310,824	1,713,311	7,983	(39,564)	2,442,436
Provision for / (release of) credit losses	80,363	(47,854)	4,868	33,231	1,514,799	23,290	—	1,608,697
Total expenses	1,104,186	242,605	173,708	668,239	2,125,272	35,293	(7,806)	4,341,497
Income/(loss) before income taxes	(4,623)	349,390	72,283	(202,801)	1,048,636	(25,655)	(3,795)	1,233,435
Intersegment revenue/(expense)(1)	1,802	6,137	(8,364)	425	—	—	—	—
Total assets	19,832,176	25,303,681	8,072,478	35,612,785	42,806,955	—	—	131,628,075

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2017	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$287,676	$157,779	$34,638	$67,651	$1,022,380	$31,731	$5,445	$1,607,300
Non-interest income	98,118	17,993	65,421	142,754	496,728	(13,779)	(11,754)	795,481
Provision for / (release of) credit losses	20,716	3,034	11,599	48,811	571,012	31,513	—	686,685
Total expenses	358,657	76,889	55,361	217,243	671,648	10,946	(3,798)	1,386,946
Income/(loss) before income taxes	6,421	95,849	33,099	(55,649)	276,448	(24,507)	(2,511)	329,150
Intersegment revenue/(expense)(1)	611	1,422	(2,041)	8	—	—	—	—
Total assets	18,281,572	25,680,652	7,399,192	41,859,144	38,746,090	—	—	131,966,650

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2017	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$827,475	$473,037	$117,728	$189,650	$3,139,775	$103,132	$21,612	$4,872,409
Non-interest income	274,938	51,775	159,131	447,372	1,363,948	(12,044)	(33,756)	2,251,364
Provision for / (release of) credit losses	64,577	7,331	23,871	80,472	1,765,518	124,068	—	2,065,837
Total expenses	1,115,521	233,981	161,423	685,181	1,910,365	34,326	(16,261)	4,124,536
Income/(loss) before income taxes	(77,685)	283,500	91,565	(128,631)	827,840	(67,306)	4,117	933,400
Intersegment revenue/(expense)(1)	1,817	4,474	(6,527)	236	—	—	—	—
Total assets	18,281,572	25,680,652	7,399,192	41,859,144	38,746,090	—	—	131,966,650

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 68% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company . SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

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

SC is a full-service, technology driven consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and securitization of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers. Further information about SC’s business is provided below in the “Chrysler Capital” section.

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

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, subject to FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs'") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the Chrysler agreement, including SC's failure to meet target penetration rates, could result in the agreement being terminated. SC did not meet these penetration rates. Chrysler Capital continues to be a focal point of the Company's and SC's strategy, and SC continues to work with FCA to improve penetration rates. SC's penetration rate for the three-month period ended September 30, 2018 was approximately 31%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing financial services contemplated by the Chrysler Agreement. In addition, in July 2018, in order to facilitate discussions regarding the Chrysler Agreement, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018.

FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement, or a significant change in the business relationship between SC and FCA, could materially adversely affect SC's and SHUSA's operations, including the origination of receivables through the Chrysler Capital portion of SC's business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to the Company and have a material adverse effect on its business, financial condition and results of operations.

As of September 30, 2018, the Company had a $68.8 million Chrysler relationship intangible. The intangible is related to the upfront fee paid to Chrysler in May 2013. A significant change to the Chrysler Agreement could potentially be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee should be deemed impaired.

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

SC has dedicated financing facilities in place for its Chrysler Capital business. During the nine-month period ended September 30, 2018, SC originated more than $6.5 billion in Chrysler Capital loans, which represented 48% of its total RIC originations (unpaid principal balance ("UPB")), with an approximately even share between prime and non-prime, as well as more than $7.6 billion in Chrysler Capital leases. Since its May 2013 launch, Chrysler Capital has originated more than $51.7 billion in retail loans and $31.2 billion in leases, and facilitated the origination of $3.0 billion (excludes the SBNA RIC origination program) in leases and dealer loans for the Bank. As of September 30, 2018, SC's carrying value of auto RIC portfolio consisted of $8.7 billion of Chrysler Capital loans, which represents 35% of SC's carrying value of auto RIC portfolio.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the third quarter of 2018, unemployment continued to decrease and the preliminary gross domestic product ("GDP") growth rate slowed slightly from the prior quarter. Year to date market results remain positive, despite third quarter volatility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unemployment rate at September 30, 2018 was down to 3.7% compared to 4.0% at June 30, 2018 and was lower compared to 4.2% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in professional and business services, healthcare, transportation, and warehousing.

The Bureau of Economic Analysis ("BEA") advance estimate indicates that real GDP grew at an annualized rate of 3.5% for the third quarter of 2018, compared to 4.1% for the second quarter of 2018. Growth continued to be driven by positive increases in personal consumption expenditures, nonresidential fixed investment, and government spending. This was offset by decreases in exports, residential fixed investment and increased imports.

Market year-to-date returns for the following indices based on closing prices at September 30, 2018 were:

September 30, 2018
Dow Jones Industrial Average	7.0%
S&P 500	9.0%
NASDAQ Composite	16.6%

At its September 2018 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 2.00%-2.25%, reflecting that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Overall inflation remains below the targeted rate of 2.0%.

The 10-year Treasury bond rate at September 30, 2018 was 3.06%, up from 2.40% at December 31, 2017. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

For the third quarter of 2018, mortgage originations increased approximately 1.1% over the prior quarter and 6.7% year-over-year. Mortgage originations for home purchases increased 3.6% quarter-over-quarter while they increased 3.4% from the third quarter last year. Mortgage originations from refinancing activity decreased 5.9% from the second quarter of 2018 and 28.5% from the third quarter last year. These rates are representative of U.S. national average mortgage origination activity.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively flat since that time. NPLs for U.S. commercial banks were approximately 1.03% of loans using the latest available data, which was as of the second quarter of 2018, compared to 1.17% for the prior quarter.

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

Credit Rating Actions

The following table presents Moody's Investors Service, Inc. (“Moody’s”), Standard & Poor's ("S&P") and Fitch credit ratings for the Bank, and BSPR, SHUSA, Santander, and the Kingdom of Spain, as of September 30, 2018:

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

Puerto Rico’s economic conditions continued improving during the third quarter of 2018, driven by the inflow of federal recovery funds and insurance claims payouts post-Hurricane Maria. The pace of economic contraction is slowing down, with the Economic Development Bank Index of Economic Activity posting a 0.2% decline in economic activity in August compared to a contraction of 19.7% in November 2017 and of 1.7% in August 2017. Industry sectors reflecting a growing trend comprise, but are not limited to, cement, automobile, housing sales, and tourism, supported by declining bankruptcies filings and unemployment rates (the lowest level since 2010).

On the fiscal side, net revenues to the Puerto Rico's general fund were $358.6 million above tax revenue collections for the three months ended September 30, 2018, while the government’s bank cash position improved $231 million to $3.432 billion as of October 5, 2018. Debt restructuring efforts continue, with the Governor of Puerto Rico recently submitting a bill to Puerto Rico’s Legislature to implement Puerto Rico Sales Tax Financing Corporation's ("COFINA"’s) debt restructuring agreement. The agreement would reduce COFINA’s debt by 32%, resulting in $15.5 billion in debt service savings and $450 million in additional funds during the next 40 years if the agreement is finally supported by the Puerto Rico Legislature and approved under Title III court proceedings. Other topics are currently under evaluation by the Commonwealth of Puerto Rico, including a possible reduction in the income tax rate and eliminations of other certain surtaxes.

As of September 30, 2018, SHUSA did not have material direct credit exposure to the Commonwealth of Puerto Rico, and its exposure to Puerto Rico municipalities in total was approximately $207.0 million. Direct and indirect exposure in the public sector is being closely monitored and continues to have a positive performance trend. The action plan for the municipalities’ portfolio included an increase in the allowance for loan losses. The public sector portfolios are behaving better than expected compared to pre-hurricane figures. Overall delinquency at September 30, 2018 improved 80 bps from the previous year (7.9% vs. 8.7%). Adversely classified assets have continued to improve through the year, driven by proactive actions and close monitoring over the classified portfolio. As Federal Housing Agency moratorium programs expired on September 16, 2018, the amount of foreclosures is expected to increase in upcoming months, with a negative impact on selling prices. As of September 30, 2018, the Company had approximately $3.4 billion of loan exposures in Puerto Rico, consisting of $1.6 billion in consumer loans and $1.8 billion in commercial loans, including $207.0 million in loans to municipalities.

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

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's allowance for loan and lease losses (“ALLL") had approximately

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

$35.0 million of reserves specifically related to the hurricanes at September 30, 2018 compared to $95.0 million at June 30, 2018. Approximately $50.0 million of the decrease in the allowance related to the hurricanes has been offset by an increase in reserves to other portfolios requiring additional allowance, including the municipality, commercial, and residential loan portfolios in Puerto Rico. The Company will continue to monitor and assess the impact of these hurricanes on our subsidiaries’ businesses, and may make adjustments to reserves for losses in future periods as additional information related to these potential exposures becomes available.

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

Foreign Banking Organizations ("FBOs")

In February 2014, the Federal Reserve issued the final rule implementing certain enhanced prudential standards (“EPS”) mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") (the “FBO Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an intermediate holding company (an “IHC"). In addition, the FBO Final Rule required U.S. bank holding companies ("BHCs") and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the FBO Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a result of the phased-in approach, on July 1, 2017, Santander transferred ownership of Santander Financial Services, Inc. ("SFS") and on July 2, 2018, Santander transferred ownership of an additional entity, Santander Asset Management, LLC ("SAM") to the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company became subject to the EPS on January 1, 2015. Other standards of the FBO Final Rule will be phased in through January 1, 2019.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act (the “FDIA”) and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2018, the Bank met the criteria to be classified as “well-capitalized.”

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

On January 29, 2018, the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) completed their assessments of the 2015 resolution plans and provided their expectations for future resolution plans to the 19 foreign-based banking organizations, including Santander. The banking agencies did not object to Santander’s 2015 plan or provide any substantive feedback on the submission. Instead, the banking agencies clarified their expectations for how the 2018 resolution plan should build on the 2015 submission. In addition, the agencies requested that the 2018 plan provide updated information on how any organizational changes resulting from the formation of an IHC impact the resolution strategies. The 2018 resolution plan is due by December 31, 2018.

In September 2016, the OCC issued final guidelines that require a bank with consolidated assets of $50 billion or more to develop and maintain a recovery plan that is appropriate for its size, risk profile, activities, and complexity, including the complexity of its

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

organizational and legal entity structure. As provided in the final rule, SBNA completed its initial recovery plan in June. In addition to this bank-only recovery plan, SHUSA annually provides a recovery plan to BSSA for inclusion in its global recovery plan as required by the European Central Bank. In September 2018, the OCC proposed an amendment to its recovery plan guidelines. The amendment would increase the asset threshold for banks that are required to file recovery plans from $50 billion to $250 billion. If the amendment is finalized as proposed, SBNA would no longer need to file a recovery plan.

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

In May 2018, the joint agencies responsible for administering the Volcker Rule released an NPR to revise the Volcker Rule. The NPR would tailor the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of a trading account, clarify certain key provisions in the Volcker Rule, and simplify the information companies are required to provide the banking agencies. The NPR would also replace the short-term intent test in the Volcker Rule with an accounting test. The Company is still evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

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

Following a review of checking account and credit card customers who may have been charged overdraft, overlimit and/or finance fees related to SIP products, the Bank completed additional remediation to affected customers. The OCC terminated the SIP Consent Order in August 2018.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this quarterly report:

(a)    Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the UK who are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts through the first three quarters of 2018 were negligible relative to the overall profits of Santander.

(b)    Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the first three quarters of 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections & Recoveries Department. No revenues or profits were generated by Santander UK on this account through the first three quarters of 2018.

The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits through the first three quarters of 2018, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit- taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As discussed further in Note 1 of the Notes to the Condensed Consolidated Financial Statements contained in this Form 10-Q, we are revising herein our results of operations for the three-and-nine month periods ended September 30, 2017 and our audited Consolidated Balance Sheet for the year-ended December 31, 2017. The following discussion has been updated to reflect the effects of the revision.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,598,761	$1,607,300	$4,741,193	$4,872,409	$(8,539)	(0.5)%	$(131,216)	(2.7)%
Provision for credit losses	(621,014)	(686,685)	(1,608,697)	(2,065,837)	(65,671)	(9.6)%	(457,140)	(22.1)%
Total non-interest income	822,056	795,481	2,442,436	2,251,364	26,575	3.3%	191,072	8.5%
General and administrative expenses	(1,410,368)	(1,343,545)	(4,232,977)	(3,995,019)	66,823	5.0%	237,958	6.0%
Other expenses	(40,019)	(43,401)	(108,520)	(129,517)	(3,382)	(7.8)%	(20,997)	(16.2)%
Income before income taxes	349,416	329,150	1,233,435	933,400	20,266	6.2%	300,035	32.1%
Income tax provision	(109,949)	(92,942)	(374,162)	(257,033)	17,007	18.3%	117,129	45.6%
Net income	$239,467	$236,208	859,273	676,367	$3,259	1.4%	$182,906	27.0%
Net income attributable to non-controlling interest	$72,491	$74,851	251,770	225,451	$(2,360)	(3.2)%	$26,319	11.7%
Net income attributable to SHUSA	$166,976	$161,357	$607,503	$450,916	$5,619	3.5%	$156,587	34.7%

The Company reported pre-tax income of $349.4 million and $1.2 billion for the three-month and nine-month periods ended September 30, 2018, respectively, compared to pre-tax income of $329.2 million and $933.4 million for the three-month and nine-month periods ended September 30, 2017, respectively. Factors contributing to these changes were as follows:

•
Net interest income decreased $8.5 million and $131.2 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to a decrease in interest income earned on loans due to a decrease in the average loan portfolio and declining yields on RICs. Interest expense on deposit customer accounts increased due to yield increases and promotional rates offered to customers to attract new customers and grow the existing customer base.

•
The provision for credit losses decreased $65.7 million and $457.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to decreases in the overall loan portfolio resulting in a decreased ALLL, stabilizing credit performance for non-troubled debt restructuring ("TDR") loans, and increased recovery rates for the consumer and commercial loan portfolios.

•
Total non-interest income increased $26.6 million and $191.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were primarily due to lease income associated with the continued growth of the lease portfolio and an increase in gain on sale of assets coming off lease. These were offset by a decrease in consumer and commercial loan fees for the three-month and nine-month periods ended September 30, 2018.

•
Total general and administrative expenses increased $66.8 million and $238.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were primarily due to an increase in lease depreciation expense due to the growth of the Company's leased vehicle portfolio and increases in operational risk and other miscellaneous expenses for the three-month and nine-month periods ended September 30, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Other expenses decreased $3.4 million and $21.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These were primarily due to a decrease in expenses associated with lower FDIC insurance premiums and loss on debt repurchases.

•	Refer to Note 13 of these Condensed Consolidated Financial Statements for more information on tax-related activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED September 30, 2018 AND 2017
	2018 (1)			2017 (1)			Interest	Change due to
	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
	(dollars in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$20,580,970	$128,410	2.50%	$26,528,717	$131,516	1.98%	$(3,106)	$18,122	$(21,228)
LOANS(3):
Commercial loans	31,916,978	340,155	4.26%	32,319,061	307,933	3.81%	32,222	(3,793)	36,015
Multifamily	8,254,628	82,062	3.98%	8,220,959	76,413	3.72%	5,649	313	5,336
Total commercial loans	40,171,606	422,217	4.20%	40,540,020	384,346	3.79%	37,871	(3,480)	41,351
Consumer loans:
Residential mortgages	9,892,635	100,120	4.05%	8,540,609	85,956	4.03%	14,164	13,733	431
Home equity loans and lines of credit	5,547,033	66,877	4.82%	5,881,885	60,736	4.13%	6,141	(3,174)	9,315
Total consumer loans secured by real estate	15,439,668	166,997	4.33%	14,422,494	146,692	4.07%	20,305	10,559	9,746
RICs and auto loans	27,926,945	1,160,881	16.63%	27,389,420	1,159,757	16.94%	1,124	16,643	(15,519)
Personal unsecured	2,278,887	155,309	27.26%	2,355,848	150,951	25.63%	4,358	(4,603)	8,961
Other consumer(4)	501,079	9,124	7.28%	670,318	13,878	8.28%	(4,754)	(3,216)	(1,538)
Total consumer	46,146,579	1,492,311	12.94%	44,838,080	1,471,278	13.13%	21,033	19,383	1,650
Total loans	86,318,185	1,914,528	8.87%	85,378,100	1,855,624	8.69%	58,904	15,903	43,001
Intercompany investments	4,640	48	4.14%	9,531	133	5.58%	(85)	(57)	(28)
TOTAL EARNING ASSETS	106,903,795	2,042,986	7.64%	111,916,348	1,987,273	7.10%	55,713	33,968	21,745
Allowance for loan losses (5)	(3,966,390)			(4,000,212)
Other assets(6)	28,530,507			26,569,152
TOTAL ASSETS	$131,467,912			$134,485,288
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$8,938,955	$10,280	0.46%	$9,851,544	$6,227	0.25%	$4,053	$(502)	$4,555
Savings	5,930,458	3,354	0.23%	5,967,134	2,531	0.17%	823	(15)	838
Money market	25,381,290	67,135	1.06%	24,718,439	31,977	0.52%	35,158	886	34,272
CDs	6,048,927	22,496	1.49%	5,744,488	15,972	1.11%	6,524	875	5,649
TOTAL INTEREST-BEARING DEPOSITS	46,299,630	103,265	0.89%	46,281,605	56,707	0.49%	46,558	1,244	45,314
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	2,201,087	14,294	2.60%	4,868,414	18,973	1.56%	(4,679)	(6,969)	2,290
Other borrowings	37,956,828	326,618	3.44%	38,570,714	304,160	3.15%	22,458	(4,694)	27,152
TOTAL BORROWED FUNDS (7)	40,157,915	340,912	3.40%	43,439,128	323,133	2.98%	17,779	(11,663)	29,442
TOTAL INTEREST-BEARING FUNDING LIABILITIES	86,457,545	444,177	2.06%	89,720,733	379,840	1.69%	64,337	(10,419)	74,756
Noninterest bearing demand deposits	15,074,354			15,862,813
Other liabilities(8)	5,874,509			5,333,161
TOTAL LIABILITIES	107,406,408			110,916,707
STOCKHOLDER’S EQUITY	24,061,504			23,568,581
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$131,467,912			$134,485,288

NET INTEREST SPREAD (9)			5.58%			5.41%
NET INTEREST MARGIN (10)			5.98%			5.75%
NET INTEREST INCOME (11)		$1,598,761			$1,607,300

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	NINE-MONTH PERIODS ENDED September 30, 2018 AND 2017
	2018 (1)			2017 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,730,872	$389,493	2.39%	$27,141,702	$378,698	1.86%	$10,795	$(25,143)	$35,938
LOANS(3):
Commercial loans	30,982,669	969,301	4.17%	33,400,685	913,332	3.65%	55,969	(57,822)	113,791
Multifamily	8,189,160	243,681	3.97%	8,367,176	234,418	3.74%	9,263	(4,900)	14,163
Total commercial loans	39,171,829	1,212,982	4.13%	41,767,861	1,147,750	3.66%	65,232	(62,722)	127,954
Consumer loans:
Residential mortgages	9,592,576	289,684	4.03%	8,341,638	248,210	3.97%	41,474	37,675	3,799
Home equity loans and lines of credit	5,656,230	193,650	4.56%	5,926,996	172,634	3.88%	21,016	(7,410)	28,426
Total consumer loans secured by real estate	15,248,806	483,334	4.23%	14,268,634	420,844	3.93%	62,490	30,265	32,225
RICs and auto loans	27,156,783	3,392,641	16.66%	27,102,917	3,498,847	17.21%	(106,206)	7,041	(113,247)
Personal unsecured	2,304,562	466,630	27.00%	2,570,206	469,517	24.36%	(2,887)	(19,026)	16,139
Other consumer(4)	547,280	29,392	7.16%	718,719	47,317	8.78%	(17,925)	(10,108)	(7,817)
Total consumer	45,257,431	4,371,997	12.88%	44,660,476	4,436,525	13.25%	(64,528)	8,172	(72,700)
Total loans	84,429,260	5,584,979	8.82%	86,428,337	5,584,275	8.61%	704	(54,550)	55,254
Intercompany investments	4,640	139	3.99%	12,918	596	6.15%	(457)	(295)	(162)
TOTAL EARNING ASSETS	106,164,772	5,974,611	7.50%	113,582,957	5,963,569	7.00%	11,042	(79,988)	91,030
Allowance for loan losses(5)	(3,974,517)			(3,931,884)
Other assets(6)	28,074,761			26,433,891
TOTAL ASSETS	$130,265,016			$136,084,964
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$9,046,955	$25,484	0.38%	$10,269,643	$16,299	0.21%	$9,185	$(1,583)	$10,768
Savings	5,892,981	8,910	0.20%	5,998,369	8,250	0.18%	660	(124)	784
Money market	25,383,520	177,019	0.93%	25,488,561	96,061	0.50%	80,958	(389)	81,347
Certificates of deposit ("CDs")	5,739,306	59,607	1.38%	7,040,527	56,914	1.08%	2,693	(5,354)	8,047
TOTAL INTEREST-BEARING DEPOSITS	46,062,762	271,020	0.78%	48,797,100	177,524	0.49%	93,496	(7,450)	100,946
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	1,636,630	30,768	2.51%	4,761,700	53,028	1.48%	(22,260)	(28,339)	6,079
Other borrowings	37,722,450	931,491	3.29%	38,389,955	860,012	2.99%	71,479	(14,982)	86,461
TOTAL BORROWED FUNDS (7)	39,359,080	962,259	3.26%	43,151,655	913,040	2.82%	49,219	(43,321)	92,540
TOTAL INTEREST-BEARING FUNDING LIABILITIES	85,421,842	1,233,279	1.93%	91,948,755	1,090,564	1.58%	142,715	(50,771)	193,486
Noninterest bearing demand deposits	15,239,725			15,625,300
Other liabilities(8)	5,516,131			5,204,529
TOTAL LIABILITIES	106,177,698			112,778,584
STOCKHOLDER’S EQUITY	24,087,318			23,306,380
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$130,265,016			$136,084,964

NET INTEREST SPREAD (9)			5.57%			5.42%
NET INTEREST MARGIN (10)			5.95%			5.72%
NET INTEREST INCOME (11)		$4,741,193			$4,872,409

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$32,202	$24,370	$98,655	$63,279	$7,832	32.1%	$35,376	55.9%
Investments available-for-sale ("AFS")	75,136	93,599	225,673	270,041	(18,463)	(19.7)%	(44,368)	(16.4)%
Investments held-to-maturity ("HTM")	16,931	8,859	51,176	29,502	8,072	91.1%	21,674	73.5%
Other investments	4,141	4,688	13,989	15,876	(547)	(11.7)%	(1,887)	(11.9)%
Total interest income on investment securities and interest-earning deposits	128,410	131,516	389,493	378,698	(3,106)	(2.4)%	10,795	2.9%
Interest on loans	1,914,528	1,855,624	5,584,979	5,584,275	58,904	3.2%	704	—%
Total interest income	2,042,938	1,987,140	5,974,472	5,962,973	55,798	2.8%	11,499	0.2%
INTEREST EXPENSE:
Deposits and customer accounts	103,265	56,707	271,020	177,524	46,558	82.1%	93,496	52.7%
Borrowings and other debt obligations	340,912	323,133	962,259	913,040	17,779	5.5%	49,219	5.4%
Total interest expense	444,177	379,840	1,233,279	1,090,564	64,337	16.9%	142,715	13.1%
NET INTEREST INCOME	$1,598,761	$1,607,300	$4,741,193	$4,872,409	$(8,539)	(0.5)%	$(131,216)	(2.7)%
Net interest income decreased $8.5 million and $131.2 million for the three-month and nine-month periods ended September 30, 2018 compared to the corresponding periods in 2017. These decreases were primarily due to a decrease in lending volume resulting in less interest income earned on loans, an increase in interest expense on deposits and customer accounts due to higher interest rates overall and rate promotions offered during the periods, and an increase in interest expense on borrowings due to higher borrowing rate.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $3.1 million and increased $10.8 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The average balances of investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2018 were $20.6 billion and $21.7 billion with average yields of 2.50% and 2.39%, respectively, compared to an average balance of $26.5 billion and $27.1 billion and average yields of 1.98% and 1.86% for the three-month and nine-month periods ended September 30, 2017. The increase in interest income on investment securities and interest-earning deposits for the nine-month period ended September 30, 2018 was primarily due to an increase in the average yield on interest-earning deposits resulting from continued increases in the federal funds rate.

Interest Income on Loans

Interest income on loans increased $58.9 million and $0.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase was primarily due to a larger home loan portfolio. The average balances of total loans were $86.3 billion and $84.4 billion with average yields of 8.87% and 8.82% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $85.4 billion and $86.4 billion with average yields of 8.69% and 8.61% for the three-month and nine-month periods ended September 30, 2017. The decrease in the average balance of total loans of $2.0 billion for the nine-month period ended September 30, 2018 was primarily due to a decline in the balance of the commercial loan portfolio. The average balances of commercial loans were $40.2 billion and $39.2 billion with average yields of 4.20% and 4.13% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $40.5 billion and $41.8 billion with average yields of 3.79% and 3.66% for the three-month and nine-month periods ended September 30, 2017. The decrease in the average balance of the commercial loan portfolio was due to the Company's exit from the Commercial Mortgage Warehouse portfolio during the second quarter of 2018, and to reduce risk exposure in the loan portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $46.6 million and $93.5 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to an increase in interest rates overall and higher promotional rates offered to customers during the period. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base during the periods. The average balances of total interest-bearing deposits were $46.3 billion and $46.1 billion with average costs of 0.89% and 0.78% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to average balances of $46.3 billion and $48.8 billion with average costs of 0.49% and 0.49% for the three-month and nine-month periods ended September 30, 2017.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $17.8 million and $49.2 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in interest expense on borrowed funds was due to interest paid at higher rate during the three-month and nine-month periods ended September 30, 2018. The average balances of total borrowings were $40.2 billion and $39.4 billion with average costs of 3.40% and 3.26% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to average balances of $43.4 billion and $43.2 billion with average costs of 2.98% and 2.82% for the three-month and nine-month periods ended September 30, 2017. The average balance of borrowed funds decreased from September 30, 2017 to September 30, 2018, primarily due to decreases in FHLB advances and maturities and repurchases of outstanding notes.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2018 was $621.0 million and $1.6 billion, respectively, compared to $686.7 million and $2.1 billion for the corresponding periods in 2017. The decrease for the three-month and nine-month periods ended September 30, 2018 was primarily due to stabilizing credit performance for non-TDR loans and recovery rates for the RIC and auto loan portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(in thousands)	2018	2017	2018	2017	Dollar	Percentage	Dollar	Percentage
ALLL, beginning of period	$3,988,876	$3,982,444	$3,994,887	$3,814,464	$6,432	0.2%	$180,423	4.7%
Charge-offs:
Commercial	(21,353)	(30,576)	(70,978)	(117,263)	9,223	(30.2)%	46,285	(39.5)%
Consumer	(1,258,144)	(1,236,797)	(3,524,081)	(3,613,098)	(21,347)	1.7%	89,017	(2.5)%
Total charge-offs	(1,279,497)	(1,267,373)	(3,595,059)	(3,730,361)	(12,124)	1.0%	135,302	(3.6)%
Recoveries:
Commercial	17,325	9,635	41,953	29,266	7,690	79.8%	12,687	43.4%
Consumer	616,699	594,958	1,891,801	1,818,335	21,741	3.7%	73,466	4.0%
Total recoveries	634,024	604,593	1,933,754	1,847,601	29,431	4.9%	86,153	4.7%
Charge-offs, net of recoveries	(645,473)	(662,780)	(1,661,305)	(1,882,760)	17,307	(2.6)%	221,455	(11.8)%
Provision for loan and lease losses (1)	613,570	681,742	1,623,391	2,069,702	(68,172)	(10.0)%	(446,311)	(21.6)%
ALLL, end of period	$3,956,973	$4,007,045	$3,956,973	$4,007,045	$(50,072)	(1.2)%	$(50,072)	(1.2)%
Reserve for unfunded lending commitments, beginning of period	$86,973	$111,811	$109,111	$122,419	$(24,838)	(22.2)%	$(13,308)	(10.9)%
Release of reserves for unfunded lending commitments (1)	7,444	4,943	(14,694)	(3,865)	2,501	50.6%	(10,829)	280.2%
Loss on unfunded lending commitments	(96)	(668)	(96)	(2,468)	572	(85.6)%	2,372	(96.1)%
Reserve for unfunded lending commitments, end of period	94,321	116,086	94,321	116,086	(21,765)	(18.7)%	(21,765)	(18.7)%
Total allowance for credit losses ("ACL"), end of period	$4,051,294	$4,123,131	$4,051,294	$4,123,131	$(71,837)	(1.7)%	$(71,837)	(1.7)%

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs decreased $17.3 million for the three-month period ended September 30, 2018 and $221.5 million for the nine-month period ended September 30, 2018 compared to the corresponding periods in 2017.

Consumer charge-offs increased $21.3 million and decreased $89.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The three-month increase was primarily comprised of a $7.7 million increase in consumer RIC and auto loan charge-offs and a $6.2 million increase in consumer loan charge-offs in Puerto Rico. The nine-month decrease was comprised of a $99.9 million decrease in RIC and consumer auto loan charge-offs and a $9.9 million decrease in Other consumer loan charge-offs, partially offset by a $16.1 million increase in Consumer credit card charge-offs.

Consumer recoveries increased $21.7 million and $73.5 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The three-month increase was comprised of a $19.6 million increase in consumer RIC and auto loan recoveries. The nine-month increase was comprised of $74.7 million increase in RIC and consumer auto loan recoveries and a $1.1 million increase in consumer recoveries in Puerto Rico.

Consumer net charge-offs as a percentage of average consumer loans were 1.4% and 3.6% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to 1.4% and 4.0% for the corresponding periods in 2017.

Commercial charge-offs decreased $9.2 million and $46.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to corresponding periods in 2017. The three-month decrease was comprised of a $6.0 million decrease in Commercial Banking charge-offs and a $1.6 million decrease in commercial fleet charge-offs. The nine-month decrease was comprised of a $21.9 million decrease in Commercial Banking charge-offs, a $6.8 million decrease in commercial fleet charge-offs, and an $11.6 million decrease in charge-offs for commercial loans in Puerto Rico.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial recoveries increased $7.7 million and $12.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding period in 2017. The three-month increase was comprised of a $9.4 million increase in Corporate Banking recoveries, partially offset by a $1.6 million decrease in Middle Market Commercial Real Estate ("CRE") recoveries. The nine-month increase was comprised of $18.2 million increase in Corporate Banking recoveries, partially offset by a $2.2 million decrease in commercial fleet recoveries, a $1.9 million decrease in Middle Market CRE recoveries, and a $1.2 million decrease in continuing care retirement communities recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, was less than 0.01% and 0.07% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to 0.05% and 0.21% for the three-month and nine-month periods ended September 30, 2017.

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$106,628	$105,624	$306,373	$337,738	$1,004	1.0%	$(31,365)	(9.3)%
Commercial fees	37,877	46,282	114,470	130,871	(8,405)	(18.2)%	(16,401)	(12.5)%
Lease income	610,324	509,714	1,720,526	1,494,801	100,610	19.7%	225,725	15.1%
Miscellaneous income	68,915	127,154	302,998	271,678	(58,239)	(45.8)%	31,320	11.5%
Net (losses)/gains recognized in earnings	(1,688)	6,707	(1,931)	16,276	(8,395)	(125.2)%	(18,207)	(111.9)%
Total non-interest income	$822,056	$795,481	$2,442,436	$2,251,364	$26,575	3.3%	$191,072	8.5%

Total non-interest income increased $26.6 million and $191.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increases for the three-month and nine-month periods ended September 30, 2018 were primarily due to increases in lease income. These increases were partially offset by decreases in consumer and commercial loan fees due to the reduction of loans serviced by the Company for the three-month and nine-month periods ended September 30, 2018.

Consumer fees

Consumer fees decreased $31.4 million for the nine-month period ended September 30, 2018, respectively, compared to the corresponding period in 2017. The decrease was primarily due to a decrease in loan fee income, which was attributable to a reduction in loans serviced by the Company due to loan sales and payoffs in 2018. The decrease was partially offset by consumer insurance related fees.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $8.4 million and $16.4 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to lower commercial deposit fee income.

Lease income

Lease income increased $100.6 million and $225.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were the result of the growth in the Company's lease portfolio, with an average balance of $11.9 billion for the nine-month period ended September 30, 2018, compared to $10.1 billion at September 30, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous Income/(loss)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	7,154	14,783	26,432	43,049	(7,629)	(51.6)%	(16,617)	(38.6)%
BOLI	14,759	17,807	44,142	49,159	(3,048)	(17.1)%	(5,017)	(10.2)%
Capital market revenue	31,810	51,587	129,506	137,175	(19,777)	(38.3)%	(7,669)	(5.6)%
Net gain on sale of operating leases	48,965	36,206	167,906	98,731	12,759	35.2%	69,175	70.1%
Asset and wealth management fees	41,299	34,775	128,557	110,713	6,524	18.8%	17,844	16.1%
Loss on sale of non-mortgage loans	(86,745)	(76,898)	(205,526)	(234,503)	(9,847)	12.8%	28,977	(12.4)%
Other miscellaneous income, net	11,673	48,894	11,981	67,354	(37,221)	(76.1)%	(55,373)	(82.2)%
Total miscellaneous income/(loss)	$68,915	$127,154	$302,998	$271,678	$(58,239)	(45.8)%	$31,320	11.5%

Miscellaneous income decreased $58.2 million for the three-month period ended September 30, 2018 compared to the corresponding period in 2017, primarily due to the Company recognizing a gain on sale of fixed assets in 2017 that was not recognized in 2018. Miscellaneous income increased $31.3 million for the nine-month period ended September 30, 2018 compared to the corresponding period in 2017, primarily due to an increase in the net gain on sale of operating leases and a decrease in losses on the sale of non-mortgage loans.

Mortgage Banking Revenue

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage and multifamily servicing fees	$9,220	$10,244	$29,184	$31,320	$(1,024)	(10.0)%	$(2,136)	(6.8)%
Net gains on sales of residential mortgage loans and related securities	4,375	13,582	12,928	19,258	(9,207)	(67.8)%	(6,330)	(32.9)%
Net gains on sales of multifamily mortgage loans	—	1,000	(2,312)	2,200	(1,000)	(100.0)%	(4,512)	(205.1)%
Net gains/(losses) on hedging activities	(3,975)	(3,134)	(17,343)	6,812	(841)	26.8%	(24,155)	(354.6)%
Net gains/(losses) from changes in MSR fair value	3,518	(1,578)	17,287	(1,315)	5,096	(322.9)%	18,602	(1,414.6)%
MSR principal reductions	(5,984)	(5,331)	(13,312)	(15,226)	(653)	12.2%	1,914	(12.6)%
Total mortgage banking income, net	$7,154	$14,783	$26,432	$43,049	$(7,629)	(51.6)%	$(16,617)	(38.6)%

Mortgage banking income consisted of fees associated with servicing loans not held by the Company, as well as originations, amortization, and changes in the fair value of MSRs and recourse reserves. Mortgage banking income also included gains and losses on the sale of mortgage loans, home equity loans, home equity lines of credit, and mortgage-backed securities ("MBS"). Gains or losses on mortgage banking derivative and hedging transactions are also included in Mortgage banking income.

Mortgage banking revenue decreased $7.6 million and $16.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease in revenue for the three-month period ended September 30, 2018, compared to the corresponding period in 2017, was primarily attributable to a decrease in net gains on sales of residential mortgage loans and related securities. The decrease in revenue for the nine-month period ended September 30, 2018, compared to the corresponding period in 2017 was primarily attributable to a decrease in net gains on hedging activities of $24.2 million. The decrease for the nine-month period ended September 30, 2018 was partially offset with an increase in net gains from changes in MSR valuation of $18.6 million compared to the corresponding period in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table details interest rates on certain residential mortgage loans for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
December 31, 2016	4.38%	3.63%
March 31, 2017	4.25%	3.50%
June 30, 2017	4.13%	3.38%
September 30, 2017	3.99%	3.25%
December 31, 2017	4.13%	3.63%
March 31, 2018	4.50%	3.99%
June 30, 2018	4.63%	4.13%
September 30, 2018	4.75%	4.25%

Other factors, such as portfolio sales, servicing, and re-purchases, have continued to affect mortgage banking revenue.

Mortgage and multifamily loan servicing fees decreased $1.0 million and $2.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. At September 30, 2018 and 2017, the Company serviced mortgage and multifamily real estate loans for the benefit of others with a principal balance totaling $144.3 million and $294.9 million, respectively. The decrease in loans serviced for others was primarily due to pay-downs received during the remainder of 2017 and 2018.

Net gains on sales of residential mortgage loans and related securities decreased $9.2 million and $6.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. For the three-month and nine-month periods ended September 30, 2018, the Company sold $401.6 million and $1.0 billion of mortgage loans for gains of $4.4 million and $12.9 million, respectively, compared to $454.2 million and $1.4 billion of loans sold for gains of $13.6 million and $19.3 million in the corresponding periods of 2017.

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

At September 30, 2018, the Company serviced loans with a principal balance of $49.6 million for FNMA, compared to $136.0 million at December 31, 2017. These loans had a credit loss exposure of $12.2 million as of September 30, 2018 and December 31, 2017. Losses, if any, resulting from representation and warranty defaults would be in addition to the Company's credit loss exposure. The servicing asset for these loans is fully amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multifamily loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. As of September 30, 2018 and December 31, 2017, the Company had a liability of zero and $1.3 million, respectively, related to the fair value of the retained credit exposure for multifamily loans sold to the FNMA under this program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net losses from hedging activities for the three-month and nine-month periods ended September 30, 2018 were $4.0 million and $17.3 million, respectively, compared to a net loss of $3.1 million and a net gain of $6.8 million for the corresponding periods in 2017. The decreases were primarily due to the decrease in the mortgage loan pipeline valuation and the Company's hedging strategy in the current mortgage rate environment.

Net gains/losses from changes in MSR fair value were net gains of $3.5 million and $17.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to net losses of $1.6 million and $1.3 million for the corresponding periods in 2017. The value of the related MSRs carried at fair value at September 30, 2018 and December 31, 2017 were $160.1 million and $146.0 million, respectively. The MSR asset fair value changes for the three-month and nine-month periods ended September 30, 2018 were the result of fluctuations in interest rates.

The Company recognized $6.0 million and $13.3 million of principal reductions for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $5.3 million and $15.2 million for the corresponding periods in 2017. Principal reduction activity was impacted by changes in the level of prepayments and mortgage refinancing.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar	Percentage
Compensation and benefits	$436,202	$452,587	$1,332,708	$1,360,444	$(16,385)	(3.6)%	$(27,736)	(2.0)%
Occupancy and equipment expenses	169,595	165,201	492,106	491,465	4,394	2.7%	641	0.1%
Technology, outside services, and marketing expense	146,652	129,474	454,944	427,244	17,178	13.3%	27,700	6.5%
Loan expense	83,190	91,147	277,683	285,364	(7,957)	(8.7)%	(7,681)	(2.7)%
Lease expense	455,344	409,424	1,316,404	1,137,456	45,920	11.2%	178,948	15.7%
Other administrative expenses	119,385	95,712	359,132	293,046	23,673	24.7%	66,086	22.6%
Total general and administrative expenses	$1,410,368	$1,343,545	$4,232,977	$3,995,019	$66,823	5.0%	$237,958	6.0%

Total general and administrative expenses increased $66.8 million and $238.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. Factors contributing to this increase were as follows:

•
Compensation and benefits expense decreased $16.4 million and $27.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily the result of stock-based compensation expense decreasing $6.3 million and $4.7 million and other compensation and benefits decreasing $27.1 million and $58.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were offset by increases in salary expense of $8.4 million and $38.3 million and bonus expense of $9.4 million and $11.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in salary expense primarily relates to merit increases and an increase in employees.

•
Occupancy and equipment expenses increased $4.4 million and $0.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. This was primarily due to an increase in maintenance and repair expense of $11.1 million and $16.9 million for the three-month and nine-month periods ended September 30, 2018, respectively. These increases were offset by a decrease of $6.1 million and $15.5 million in depreciation expense for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease in depreciation expense primarily related to depreciation on capitalized software assets, and leasehold improvements due to more disposals in the prior corresponding periods and minimal additions for the three-month and nine-month periods ended September 30, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Technology, outside services, and marketing expenses increased $17.2 million and $27.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. Technology service expenses increased $17.6 million and $42.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase relates to higher costs to information technology vendors for various initiatives and a year-to-date true-up of the expense accrual. This was offset by decreases of $1.8 million and $16.8 million in marketing expenses for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to decreases in expenses such as direct mail, advertising and outside marketing associated with corporate marketing campaigns.

•
Loan expense decreased $8.0 million and $7.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily due to decreases of $5.2 million and $8.2 million in collection expenses and $2.3 million and $7.0 million in other loan expenses for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decreases were offset by an increases in loan origination expense of $1.5 million and $4.9 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017.

•
Lease expense increased $45.9 million and $178.9 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods 2017. These increases were primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

•
Other administrative expenses increased $23.7 million and $66.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. This increase was primarily attributable to an increase in operational risk expenses of $23.8 million and $49.6 million and trust and wealth management expenses of $6.8 million and $14.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar (decrease)/increase	Percentage	Dollar (decrease)/increase	Percentage
Amortization of intangibles	$15,288	$15,288	$45,864	$46,204	$—	—%	$(340)	(0.7)%
Deposit insurance premiums and other expenses	15,861	19,792	47,425	55,218	(3,931)	(19.9)%	(7,793)	(14.1)%
Loss on debt extinguishment	57	5,582	3,470	16,321	(5,525)	(99.0)%	(12,851)	(78.7)%
Other miscellaneous expenses	8,813	2,739	11,761	11,774	6,074	221.8%	(13)	(0.1)%
Total other expenses	$40,019	$43,401	$108,520	$129,517	$(3,382)	(7.8)%	$(20,997)	(16.2)%

Total other expenses decreased $3.4 million and $21.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The primary factors contributing to these decreases were:

•	Amortization of intangibles decreased $0.0 million and $0.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017.

•
Deposit insurance premiums and other expenses decreased $3.9 million and $7.8 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. This decrease was primarily attributable to decreases in the FDIC assessment base.

•
Losses on debt extinguishment decreased $5.5 million and $12.9 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The Company recorded loss on debt extinguishment related to tender offers on Bank debt of $0.1 million and $3.5 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $16.3 million and $5.6 million, for the three-month and nine-month periods ended September 30, 2017. These decreases were the result of less debt being extinguished during the three-month and nine-month periods ended September 30, 2018 compared to the corresponding periods in 2017.

•
Other miscellaneous expenses increased $6.1 million and $0.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were primarily related to impairment of long-lived assets during the comparative periods.

INCOME TAX PROVISION

Income tax provisions of $109.9 million and $374.2 million were recorded for the three-month and nine-month periods ended September 30, 2018, respectively, compared to income tax provisions of $92.9 million and $257.0 million for the corresponding periods in 2017. This resulted in an effective tax rate ("ETR") of 31.5% and 30.3% for the three-month and nine-month periods ended September 30, 2018, respectively, compared to 28.2% and 27.5% for the corresponding periods in 2017.

Refer to Note 13 to the Condensed Consolidated Financial Statements for an explanation of the changes in the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2018 consisted of Consumer and Business Banking, Commercial Banking, Corporate and Investment Banking (CIB) which was formerly known as Global Corporate Banking, and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2018, see Note 18 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$330,508	$287,676	$951,554	$827,475	$42,832	14.9%	$124,079	15.0%
Total non-interest income	75,907	98,118	228,372	274,938	(22,211)	(22.6)%	(46,566)	(16.9)%
Provision for credit losses	23,690	20,716	80,363	64,577	2,974	14.4%	15,786	24.4%
Total expenses	365,883	358,657	1,104,186	1,115,521	7,226	2.0%	(11,335)	(1.0)%
Income/(loss) before income taxes	16,842	6,421	(4,623)	(77,685)	10,421	162.3%	73,062	94.0%
Intersegment revenue	604	611	1,802	1,817	(7)	(1.1)%	(15)	(0.8)%
Total assets	19,832,176	18,281,572	19,832,176	18,281,572	1,550,604	8.5%	1,550,604	8.5%

Consumer and Business Banking reported income before income taxes of $16.8 million and a loss before income taxes of $4.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to a gain before income taxes of $6.4 million and a loss of $77.7 million for the three-month and nine-month periods ended September 30, 2017. Factors contributing to these changes were:

•
Net interest income increased $42.8 million and $124.1 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The average balance of this segment's gross loans was $18.6 billion and $18.2 billion for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $17.3 billion and $17.1 billion for the corresponding periods in 2017. These increases were primarily driven by deposit product margin due to interest rate increases partially offset by increased cost of deposits.

•
Total non-interest income decreased $22.2 million and $46.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017 driven by a change made during 2017 in the shared services agreement between the Bank and SSLLC, and by non-recurring gains on the sale of the Bank's branches in Brooklyn, NY in 2017.

•
The provision for credit losses increased $3.0 million and $15.8 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These increases were driven by consumer loan portfolios to reflect the current upward trend of delinquencies, as well as the increase on average loan balances.

Commercial Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$160,590	$157,779	$476,348	$473,037	$2,811	1.8%	$3,311	0.7%
Total non-interest income	18,085	17,993	67,793	51,775	92	0.5%	16,018	30.9%
(Release of) /provision for credit losses	(25,112)	3,034	(47,854)	7,331	(28,146)	(927.7)%	(55,185)	(752.8)%
Total expenses	75,199	76,889	242,605	233,981	(1,690)	(2.2)%	8,624	3.7%
Income before income taxes	128,588	95,849	349,390	283,500	32,739	34.2%	65,890	23.2%
Intersegment revenue	2,044	1,422	6,137	4,474	622	43.7%	1,663	37.2%
Total assets	25,303,681	25,680,652	25,303,681	25,680,652	(376,971)	(1.5)%	(376,971)	(1.5)%

Commercial Banking reported income before income taxes of $128.6 million and $349.4 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to income before income taxes of $95.8 million and $283.5 million for the three-month and nine-month periods ended September 30, 2017. Factors contributing to these changes were:

•
Net interest income increased $2.8 million and increased $3.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. Total average gross loans were $25.2 billion and $24.9 billion for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $25.7 billion and $25.9 billion for the corresponding periods in 2017. The decline in average gross loans is primarily related

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

to the sale of the Mortgage Warehouse portfolio in March and decreases in the real estate and energy lending portfolios, partially offset by an increase in the commercial and industrial ("C&I") portfolio.

•
The provision for credit losses decreased $28.1 million and $55.2 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were due to releases totaling $6.7 million for the Mortgage Warehouse portfolio, $14.7 million for the energy lending portfolio and $19.9 million for the asset-based lending portfolio, as well as other general releases.

CIB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$33,552	$34,638	$97,142	$117,728	$(1,086)	(3.1)%	$(20,586)	(17.5)%
Total non-interest income	38,339	65,421	153,717	159,131	(27,082)	(41.4)%	(5,414)	(3.4)%
(Release of) /provision for credit losses	3,160	11,599	4,868	23,871	(8,439)	(72.8)%	(19,003)	(79.6)%
Total expenses	57,134	55,361	173,708	161,423	1,773	3.2%	12,285	7.6%
Income before income taxes	11,597	33,099	72,283	91,565	(21,502)	(65.0)%	(19,282)	(21.1)%
Intersegment expense	(2,556)	(2,041)	(8,364)	(6,527)	(515)	(25.2)%	(1,837)	(28.1)%
Total assets	8,072,478	7,399,192	8,072,478	7,399,192	673,286	9.1%	673,286	9.1%

CIB reported income before income taxes of $11.6 million and $72.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to income before income taxes of $33.1 million and $91.6 million for the three-month and nine-month periods ended September 30, 2017. Factors contributing to these changes were:

•
Net interest income decreased $1.1 million and $20.6 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The average balance of this segment's gross loans was $5.7 billion and $5.0 billion for the three-month and nine-month periods ended September 30, 2018, respectively, compared to $5.5 billion and $6.3 billion for the corresponding periods in 2017. The decrease in net interest income was driven by lower revenues from tax equity investments and the execution of strategic goals to build a less capital-intensive U.S. franchise, attained by exiting less profitable relationships across all sectors.

•	Total non-interest income decreased $27.1 million and $5.4 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017.

•
The provision for credit losses decreased $8.4 million and $19.0 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The provision decreased for the nine-month period ended September 30, 2018 due to reserve releases and increased credit quality of the loan portfolios in 2018.

•
Total expenses increased $1.8 million and $12.3 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017, driven by the implementation of new initiatives within the reportable segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$58,775	$67,651	$187,845	$189,650	$(8,876)	(13.1)%	$(1,805)	(1.0)%
Total non-interest income	89,283	155,855	310,824	447,372	(66,572)	(42.7)%	(136,548)	(30.5)%
Provision for credit losses	18,273	48,811	33,231	80,472	(30,538)	(62.6)%	(47,241)	(58.7)%
Total expenses	225,260	217,243	668,239	685,181	8,017	3.7%	(16,942)	(2.5)%
Loss before income taxes	(95,475)	(55,649)	(202,801)	(128,631)	(39,826)	(71.6)%	(74,170)	(57.7)%
Intersegment revenue/(expense)	(92)	8	425	236	(100)	(1,250.0)%	189	80.1%
Total assets	35,612,785	41,859,144	35,612,785	41,859,144	(6,246,359)	(14.9)%	(6,246,359)	(14.9)%

The Other category reported losses before income taxes of $95.5 million and $202.8 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to losses before income taxes of $55.6 million and $128.6 million for the three-month and nine-month periods ended September 30, 2017. Factors contributing to these changes were:

•	Net interest income decreased $8.9 million and $1.8 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017.

•
Total non-interest income decreased $66.6 million and $136.5 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017, primarily related to SBNA's auto lease portfolio runoff.

•
The provision for credit losses decreased $30.5 million and $47.2 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease was primarily related to the impact of Hurricane Maria in 2017 requiring additional reserves that were not required in 2018.

•	Total expenses increased $8.0 million and decreased $16.9 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2018	2017	2018	2017	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$998,211	$1,022,380	$2,975,396	$3,139,775	$(24,169)	(2.4)%	$(164,379)	(5.2)%
Total non-interest income	613,882	496,728	1,713,311	1,363,948	117,154	23.6%	349,363	25.6%
Provision for credit losses	597,914	571,012	1,514,799	1,765,518	26,902	4.7%	(250,719)	(14.2)%
Total expenses	717,356	671,648	2,125,272	1,910,365	45,708	6.8%	214,907	11.2%
Income before income taxes	296,823	276,448	1,048,636	827,840	20,375	7.4%	220,796	26.7%
Intersegment revenue	—	—	—	—	—	0%	—	0.0%
Total assets	42,806,955	38,746,090	42,806,955	38,746,090	4,060,865	10.5%	4,060,865	10.5%

SC reported income before income taxes of $296.8 million and $1.0 billion for the three-month and nine-month periods ended September 30, 2018, respectively, compared to income before income taxes of $276.4 million and $827.8 million for the three-month and nine-month periods ended September 30, 2017. Factors contributing to these changes were:

•
Net interest income decreased $24.2 million and $164.4 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. These decreases were primarily related to an increase in interest expense during the periods. SC's cost of funds increased during the three-month and nine-month periods ended September 30, 2018 compared to the corresponding periods in 2017, due to higher market rates and increased spreads.

•
Total non-interest income increased $117.2 million and $349.4 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017, due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
The provision for credit losses increased $26.9 million and decreased $250.7 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The year-to-date decrease was primarily due to lower net charge offs in 2018 compared to 2017.

•
Total expenses increased $45.7 million and $214.9 million for the three-month and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$9,061,535	10.7%	$9,279,225	11.5%	$9,690,850	11.9%
C&I	15,118,892	17.8%	14,438,311	17.9%	15,196,539	18.6%
Multifamily	8,201,875	9.6%	8,274,435	10.1%	8,293,232	10.2%
Other commercial	7,406,216	8.7%	7,174,739	8.9%	6,876,521	8.4%
Total Commercial Loans (1)	39,788,518	46.8%	39,166,710	48.4%	40,057,142	49.1%

Consumer loans secured by real estate:
Residential mortgages	9,737,222	11.3%	8,846,765	11.0%	8,476,935	10.4%
Home equity loans and lines of credit	5,572,127	6.6%	5,907,733	7.3%	5,855,086	7.2%
Total consumer loans secured by real estate	15,309,349	17.9%	14,754,498	18.3%	14,332,021	17.6%

Consumer loans not secured by real estate:
RICs and auto loans - originated	27,191,166	32.0%	23,131,253	28.6%	23,096,625	28.3%
RICs and auto loans - purchased	1,004,397	1.2%	1,834,868	2.3%	2,162,540	2.7%
Total RICs and auto loans	28,195,563	33.2%	24,966,121	30.9%	25,259,165	31.0%

Personal unsecured loans	1,288,309	1.5%	1,285,677	1.6%	1,262,591	1.5%
Other consumer	480,174	0.6%	617,675	0.8%	659,469	0.8%

Total consumer loans	45,273,395	53.2%	41,623,971	51.6%	41,513,246	50.9%
Total LHFI	$85,061,913	100.0%	$80,790,681	100.0%	$81,570,388	100.0%
(1) As of September 30, 2018, the Company had $328.7 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $621.8 million, or 1.6%, from December 31, 2017 to September 30, 2018. This increase was comprised of an increase in C&I loans of $680.6 million and an increase in other commercial loans of $231.5 million, partially offset by a decrease in CRE loans of $217.7 million, as the Company switches its focus from CRE loans to place emphasis on core commercial business.

Commercial loans decreased approximately $268.6 million, or 0.7%, from September 30, 2017 to September 30, 2018. This increase was primarily due to a decrease in C&I loans of $77.6 million, due mainly to a decrease in CIB loans driven by strategy to reduce exposure to higher risk loans. Additionally, there was a decrease in multifamily loans of $91.4 million as the Company switches its focus from CRE loans to place emphasis on core commercial business. CRE loans decreased $629.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	At September 30, 2018, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total(1)
CRE loans	$2,109,486	$5,339,164	$1,612,885	$9,061,535
Commercial and industrial loans and other	9,390,740	11,293,907	1,840,613	22,525,260
Multifamily loans	704,467	6,064,855	1,432,553	8,201,875
Total	$12,204,693	$22,697,926	$4,886,051	$39,788,670
Loans with:
Fixed rates	$3,539,859	$11,340,770	$2,591,522	$17,472,151
Variable rates	8,664,834	11,357,156	2,294,529	22,316,519
Total	$12,204,693	$22,697,926	$4,886,051	$39,788,670
(1) Includes LHFS.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $554.9 million, or 3.8%, from December 31, 2017 to September 30, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $890.5 million due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $335.6 million.

Consumer loans secured by real estate increased $977.3 million, or 6.8%, from September 30, 2017 to September 30, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $1.3 billion due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $283.0 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs held for investment are pledged against warehouse lines or securitization bonds. Refer to further discussion of those in Note 10. RICs and auto loans increased $3.2 billion, or 12.9%, from December 31, 2017 to September 30, 2018. The increase in the RIC and auto loan portfolio was primarily due to an increase of $4.1 billion in originations, net of securitizations, which was partially offset by an $830.5 million decrease in the RIC and auto loan portfolio-purchased. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

RICs increased $2.9 billion, or 11.6%, from September 30, 2017 to September 30, 2018. The increase in the RIC and auto loan portfolio was primarily due to a $4.1 billion increase in origination activity, net of securitizations, partially offset by a decrease in the RIC and auto loan portfolio-purchased of $1.2 billion. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

As of September 30, 2018, 82.0% (excluding purchase accounting) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO®) score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At September 30, 2018, a typical RIC was originated with an average annual percentage rate of 17.3% and was purchased from the dealer at a discount of 0.3%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2017 to September 30, 2018, by $134.9 million and from September 30, 2017 to September 30, 2018 by $153.6 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of September 30, 2018, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. To ensure credit quality, loans are originated in accordance with the Company’s credit and governance standards consistent with its Enterprise Risk Management Framework. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2018	December 31, 2017	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$138,331	$139,236	$(905)	(0.6)%
Commercial and industrial loans	142,446	230,481	(88,035)	(38.2)%
Multifamily	36,541	11,348	25,193	222.0%
Other commercial	74,391	83,468	(9,077)	(10.9)%
Total commercial loans	391,709	464,533	(72,824)	(15.7)%

Consumer loans secured by real estate:
Residential mortgages	229,024	265,436	(36,412)	(13.7)%
Home equity loans and lines of credit	117,638	134,162	(16,524)	(12.3)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,211,544	1,257,122	(45,578)	(3.6)%
RICs - purchased	168,946	256,617	(87,671)	(34.2)%
Total RICs and Auto loans	1,380,490	1,513,739	(133,249)	(8.8)%

Personal unsecured loans	3,016	2,366	650	27.5%
Other consumer	9,531	10,657	(1,126)	(10.6)%
Total consumer loans	1,739,699	1,926,360	(186,661)	(9.7)%
Total non-accrual loans	2,131,408	2,390,893	(259,485)	(10.9)%

Other real estate owned	108,583	130,777	(22,194)	(17.0)%
Repossessed vehicles	198,074	210,692	(12,618)	(6.0)%
Other repossessed assets	1,441	2,190	(749)	(34.2)%
Total other real estate owned ("OREO") and other repossessed assets	308,098	343,659	(35,561)	(10.3)%
Total non-performing assets	$2,439,506	$2,734,552	$(295,046)	(10.8)%

Past due 90 days or more as to interest or principal and accruing interest	$94,919	$96,461	n/a	n/a
Annualized net loan charge-offs to average loans (1)	2.6%	3.0%	n/a	n/a
Non-performing assets as a percentage of total assets	1.9%	2.1%	n/a	n/a
NPLs as a percentage of total loans	2.5%	2.9%	n/a	n/a
ALLL as a percentage of total NPLs	185.7%	167.1%	n/a	n/a
(1) Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the year-to-date period ended September 30, 2018.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $121.1 million and $112.3 million at September 30, 2018 and December 31, 2017, respectively. Potential problem consumer loans amounted to $4.4 billion and $4.5 billion at September 30, 2018 and December 31, 2017, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Non-performing assets decreased during the period to $2.4 billion, or 1.9% of total assets, at September 30, 2018, compared to $2.7 billion, or 2.1% of total assets, at December 31, 2017, primarily attributable to a decrease in NPLs in the C&I and RIC and auto loan portfolios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purchased RIC ALLL balance as a percentage of the NPL portfolio decreased primarily due to a $830.5 million, or 45.3%, decline in the portfolio since December 31, 2017 as it is in run-off.

General

Non-performing assets consist of NPLs, which represent loans and leases no longer accruing interest, OREO properties, and other repossessed assets. When interest accruals are suspended, accrued but uncollected interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. RICs are classified as non-performing (or non-accrual) when they are greater than 60 days past due as to contractual principal or interest payments. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all accrued but uncollected interest is removed from interest income.

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

Commercial

Commercial NPLs decreased $72.8 million from December 31, 2017 to September 30, 2018. Commercial NPLs accounted for 1.0% and 1.2% of commercial LHFI at September 30, 2018 and December 31, 2017, respectively. The decrease in commercial NPLs was comprised of a $97.1 million decrease in C&I NPLs, and a $0.9 million decrease in the CRE portfolio, partially offset by a $25.2 million increase in the Multifamily portfolio.

Consumer Loans Not Secured by Real Estate

RICs and amortizing personal loans are classified as non-performing when they are greater than 60 days past due (i.e., 61 or more days past due) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. The accrual of interest on revolving personal loans continues until the loan is charged off.

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans on non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For loans on non-accrual status, the accrual of interest is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on cost recovery basis, the Company returns to accrual status when a sustained period of repayment performance has been achieved.

NPLs in the RIC and auto loan portfolio decreased $133.2 million from December 31, 2017 to September 30, 2018. At September 30, 2018, non-performing RICs and auto loans accounted for 4.9% of total RIC and auto LHFI, compared to 6.1% of total RICs and auto loans at December 31, 2017.

NPLs in the personal unsecured and other consumer loan portfolio decreased $0.5 million from December 31, 2017 to September 30, 2018. At September 30, 2018 and December 31, 2017, non-performing personal unsecured and other consumer loans accounted for 0.7% of total unsecured and other consumer loans, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2018 and December 31, 2017, respectively:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2018		December 31, 2017
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$229,024	$117,638	$265,436	$134,162
Total LHFI	9,737,222	5,572,127	8,846,765	5,907,733
NPLs as a percentage of total LHFI	2.4%	2.1%	3.0%	2.3%
NPLs in foreclosure status	41.2%	54.8%	48.8%	52.2%

The NPL ratio is higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Foreclosure Activity

In the last several years, select states and territories within the Bank’s footprint have experienced delays in the foreclosure process, which has impacted NPL volume. Counties in New Jersey have historically displayed significant delays in foreclosure sale timelines and New York has been experiencing similar court delays, which impacts foreclosure inventory outflow.

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

The following table represents the concentration of foreclosures by state and U.S. territory for the Company as a percentage of total foreclosures at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Puerto Rico	54.9%	53.5%
New Jersey	10.7%	13.7%
New York	9.4%	6.4%
Pennsylvania	6.0%	10.9%
Massachusetts	8.7%	5.8%
All other states(1)	10.3%	9.7%
(1) States included in this category individually represent less than 10% of total foreclosures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 98.7% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 53.3% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

Alt-A Loans

The Alt-A segment consists of loans with limited documentation requirements, a portion of which were originated through independent parties ("Brokers") outside the Bank's geographic footprint. At September 30, 2018 and December 31, 2017, the residential mortgage portfolio included the following Alt-A loans:

(dollars in thousands)	September 30, 2018	December 31, 2017
Alt-A loans	$328,069	$386,412
Alt-A loans as a percentage of the residential mortgage portfolio(1)	3.3%	4.3%
Alt-A loans in NPL status	$23,490	$33,534
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	10.3%	12.6%

(1)	Includes residential mortgage held for sale.

The performance of the Alt-A segment has remained poor, averaging a 7.2% NPL ratio in 2018. Alt-A mortgage originations were discontinued in 2008. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 10.3% at September 30, 2018. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances as a percentage of the residential mortgage portfolio.

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

At September 30, 2018 and December 31, 2017, the Company's delinquencies consisted of the following:

	September 30, 2018					December 31, 2017
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$511,959	$4,448,885	$215,509	$320,657	$5,497,010	$571,229	$4,452,075	$229,547	$295,138	$5,547,989
Total loans(1)	$15,522,850	$28,195,564	$2,701,862	$39,788,670	$86,208,946	$14,964,668	$26,067,169	$2,965,442	$39,315,888	$83,313,167
Delinquencies as a % of loans	3.3%	15.8%	8.0%	0.8%	6.4%	3.8%	17.1%	7.7%	0.8%	6.7%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $51.0 million, or 0.9%, from December 31, 2017 to September 30, 2018 primarily driven by Consumer loans secured by real estate, which decreased $59.3 million, and Personal unsecured and other consumer loans, which decreased $14.0 million. This was offset by an increase in Commercial loans of $25.5 million. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, RIC and auto loan delinquencies have been highest in the period from November through January due to consumers’ holiday spending. The increase in commercial loan delinquencies from December 31, 2017 to September 30, 2018 was primarily related to C&I loans located in Puerto Rico due to overall economic conditions on the island.

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

The following table summarizes TDRs at the dates indicated:

	As of September 30, 2018
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$97,102	42.5%	$268,551	71.6%	$5,004,651	88.9%	$116,011	76.4%	$5,486,315
Non-performing	131,348	57.5%	106,702	28.4%	626,735	11.1%	35,889	23.6%	900,674
Total	$228,450	100.0%	$375,253	100.0%	$5,631,386	100.0%	$151,900	100.0%	$6,386,989

% of loan portfolio	0.6%	n/a	2.4%	n/a	20.0%	n/a	5.6%	n/a	7.4%
(1) Includes LHFS

	As of December 31, 2017
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$146,808	54.4%	$292,634	70.8%	$5,337,234	88.4%	$114,355	74.7%	$5,891,031
Non-performing	123,266	45.6%	120,458	29.2%	700,461	11.6%	38,683	25.3%	982,868
Total	$270,074	100.0%	$413,092	100.0%	$6,037,695	100.0%	$153,038	100.0%	$6,873,899

% of loan portfolio	0.7%	n/a	2.8%	n/a	23.2%	n/a	5.2%	n/a	8.3%
(1) Includes LHFS

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2018		Nine-Month Period Ended September 30, 2017
(in thousands)	RICs and Auto Loans	All Other Loans	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$6,037,695	$836,204	$5,159,135	$945,281
New TDRs(1)	866,453	96,032	3,213,517	209,251
Charged-Off TDRs	(781,356)	(11,999)	(1,538,242)	(230,672)
Sold TDRs	—	(5,669)	(8,092)	(9,239)
Payments on TDRs	(491,406)	(158,965)	(767,544)	(37,023)
TDRs, end of period	$5,631,386	$755,603	$6,058,774	$877,598

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$433,429	46.8%	$443,796	48.4%
Consumer loans	3,476,521	53.2%	3,504,068	51.6%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,956,973	100.0%	3,994,887	100.0%
Reserve for unfunded lending commitments	94,321		109,111
Total ACL	$4,051,294		$4,103,998

General

The ACL decreased $52.7 million from December 31, 2017 to September 30, 2018. The change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a discounted cash flow (“DCF”)
methodology.

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

The portion of the ALLL related to the commercial portfolio was $433.4 million at September 30, 2018 (1.1% of commercial LHFI) and $443.8 million at December 31, 2017 (1.1% of commercial LHFI). The primary factor resulting in the increased ACL allocated to the commercial portfolio is, in part, due to a decline in the overall balance of the commercial real estate loan portfolio.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.5% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.4% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For RICs, including RIC loans acquired from a third-party lender that are considered to have no credit deterioration at acquisition, and personal unsecured loans at SC, the Company maintains an ALLL for the Company's held-for-investment portfolio not classified as TDRs at a level estimated to be adequate to absorb credit losses of the recorded investment inherent in the portfolio, based on a holistic assessment, including both quantitative and qualitative considerations. For TDR loans, the allowance is comprised of impairment measured using a DCF model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis.

The quantitative framework is supported by credit models that consider several credit quality indicators including, but not limited to, historical loss experience and current portfolio trends. The transition-based Markov model provides data on a granular and disaggregated/segment basis as it utilizes recently observed loan transition rates from various loan statuses to forecast future losses. Transition matrices in the Markov model are categorized based on account characteristics such as delinquency status, TDR type (e.g., deferment, modification, etc.), internal credit risk, origination channel, seasoning, thin/thick file and time since TDR event. The credit models utilized differ among the Company's RIC and personal loan portfolios. The credit models are adjusted by management through qualitative reserves to incorporate information reflective of the current business environment.

Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition.

The allowance for consumer loans was $3.5 billion and $3.5 billion at September 30, 2018 and December 31, 2017, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.7% at September 30, 2018 and 8.4% at December 31, 2017. The decrease in the allowance for consumer loans was primarily attributable to a decrease in charge-offs in SC's RIC and auto loan portfolio.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $47.0 million at both September 30, 2018 and December 31, 2017.

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

The reserve for unfunded lending commitments decreased from $109.1 million at December 31, 2017 to $94.3 million at September 30, 2018. During the nine-month period ended September 30, 2018, the reserve for unfunded commitments decreased by approximately $14.8 million, primarily due to the funding of a letter of credit. At the time of funding, the letter of credit had an associated reserve of $14.5 million which was transferred to the ALLL. The remaining decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $2.7 billion to $11.8 billion at September 30, 2018, compared to $14.4 billion at December 31, 2017. During the nine-month period ended September 30, 2018, the composition of the Company's investment portfolio changed due to a decrease in MBS, partially offset by an increase in U.S Treasury securities. MBS decreased by $3.4 billion primarily due to a transfer to HTM for $1.2 billion, $1.5 billion of principal paydowns and $987.6 million of sales and maturities, partially offset by purchases of $381.8 million. U.S. Treasuries increased by $715.4 million primarily due to investment purchases of $693.0 million. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $2.8 billion at September 30, 2018. The Company had 71 investment securities classified as HTM as of September 30, 2018.

Total gross unrealized losses on investment securities AFS increased by $235.0 million during the nine-month period ended September 30, 2018. This increase was comprised of an increase in unrealized losses of $225.8 million on MBS, primarily due to rising interest rates.

Other investments, which consists primarily of FHLB stock and FRB stock, increased from $658.9 million at December 31, 2017 to $744.0 million at September 30, 2018, primarily due to an increase in stock of the FHLB of Pittsburgh and Low Income Housing Tax Credit ("LIHTC") investments of $50.2 million and $46.0 million, respectively. The Company purchased $143.9 million of FHLB stock at par during the nine-month period ended September 30, 2018, which was offset by the redemption of $94.1 million of FHLB stock at par during the same period. There was no gain or loss associated with these redemptions. During the three-month and nine-month periods ended September 30, 2018, the Company purchased $0.2 million of FRB stock at par value.

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2018 was approximately 4.70 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2018 was approximately 3.81 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017
Investment securities AFS:
U.S. Treasury securities and government agencies	$5,368,789	$7,042,828
FNMA and FHLMC securities	5,808,385	6,840,696
State and municipal securities	18	23
Other securities (1)	583,320	529,636
Total investment securities AFS	11,760,512	14,413,183
Investment securities HTM:
U.S. government agencies	2,825,768	1,799,808
Total investment securities HTM(2)	2,825,768	1,799,808
Other investments	743,965	658,864
Total investment portfolio	$15,330,245	$16,871,855

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2018:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2018
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,315,303	$3,166,825
FHLMC	2,788,106	2,641,560
GNMA (1)	6,635,239	6,368,950
Government - Treasuries	1,730,183	1,713,533
Total	$14,468,831	$13,890,868

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2018, goodwill totaled $4.4 billion and represented 3.4% of total assets and 18.7% of total stockholder's equity. The following table shows goodwill by reporting units at September 30, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	CIB	SC	Total
Goodwill	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During the first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 18 for further discussion on the change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million for Commercial Banking and CRE, respectively, have been combined. There were no additions or impairments of goodwill for the three-month and nine-month periods ended September 30, 2018.

During the second quarter of 2018, Santander renamed its Global and Corporate Banking business to CIB to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to composition of the reportable segment or reporting unit as a result of this change.

The Company conducted its annual goodwill impairment tests as of October 1, 2017 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the 2018 third quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed. As discussed further in the section of this MD&A above captioned “Executive Summary,” SC and FCA are in exploratory discussions regarding the Chrysler Agreement that could have a future impact on the Company's goodwill.

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

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework. The Company continues to improve its capital levels and ratios through the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

retention of quarterly earnings and risk-weighted asset optimization.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2018 and December 31, 2017, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2018 and December 31, 2017, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

For a discussion of Basel III, which became effective for SHUSA and the Bank on January 1, 2015, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. The OCC's prior approval would also be required if the Bank were notified by the OCC that it is a problem institution or in troubled condition.

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the three-month and nine-month periods ended September 30, 2018, the Company paid cash dividends of $325.0 million and $335.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of $3.7 million and $11.0 million, respectively. During the third quarter, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at September 30, 2018:

	SHUSA

	September 30, 2018	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.69%	6.50%	4.50%
Tier 1 capital ratio	17.08%	8.00%	6.00%
Total capital ratio	18.73%	10.00%	8.00%
Leverage ratio	14.16%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	BANK

	September 30, 2018	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	17.28%	6.50%	4.50%
Tier 1 capital ratio	17.28%	8.00%	6.00%
Total capital ratio	18.36%	10.00%	8.00%
Leverage ratio	14.08%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

In June 2018, the Company announced that the Federal Reserve did not object to the planned capital actions described in the Company’s capital plan submitted as part of the CCAR process. That capital plan included planned capital distributions across the following categories: (1) common stock dividends from SHUSA to Santander, (2) common stock dividends from SC, (3) a common stock buyback by SC, (4) redemption of SHUSA's Capital Trust IX preferred securities, (5) redemption of SHUSA’s preferred stock, and (6) dividends on the Company’s preferred stock and payments on its trust preferred securities until they are redeemed.

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

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs and require it to replace funding lost due to the downgrade, which may include the loss of customer deposits, limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in the "Economic and Business Environment" section of this MD&A.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 12 third-party banks, SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the nine-month period ended September 30, 2018, SC completed on-balance sheet funding transactions totaling approximately $13.7 billion, including:

•	four securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for approximately $4.2 billion;

•	four securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for approximately $4.7 billion;

•	one private lease securitization for approximately $1.2 billion;

•	one lease securitization on its Santander Retail Auto Lease Trust platform for approximately $1.0 billion;

•	three private amortizing lease facilities for approximately $1.7 billion;

•	issuance of retained bonds on its SDART platform for approximately $572.0 million; and

•	issuance of retained bonds on its DRIVE platform for $191.0 million.

SC also completed approximately $2.9 billion in asset sales to Santander.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On September 13, 2017, the revolving subordinated loan agreement with SHUSA was increased to $350.0 million and, on October 6, 2017, it was increased to $495.0 million. At September 30, 2018, there was an outstanding balance of $220.0 million on the revolving subordinated loan. On October 16, 2018, the revolving loan agreement was increased further to $895.0 million. In addition, SHUSA provided SIS with $200.0 million of additional capital in October 2018 prior to the increase of the revolving loan agreement.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At September 30, 2018, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of September 30, 2018, the Bank had approximately $21.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $17.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2018 and December 31, 2017, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $14.8 billion and $18.4 billion, respectively. These amounts represented 24.3% and 30.3% of total deposits at September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the Bank, BSI and BSPR had $1.1 billion, $1.6 billion, and $1.2 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $719.3 million in committed liquidity from the FHLB, all of which was unused as of September 30, 2018, as well as $626.3 million in liquid assets aside from cash unused as of September 30, 2018.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's Statement of Cash Flows (“SCF") has changed. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details.

	Nine-Month Period Ended September 30,
(in thousands)	2018	2017
Net cash flows from operating activities	$5,640,345	$4,414,476
Net cash flows from investing activities	(8,646,345)	987,489
Net cash flows from financing activities	2,003,439	(7,511,560)

Cash flows from operating activities

Net cash flow from operating activities was $5.6 billion for the nine-month period ended September 30, 2018, which was primarily comprised of net income of $859.3 million, $3.9 billion in proceeds from sales of LHFS, $1.4 billion in depreciation, amortization and accretion, and $1.6 billion of provision for credit losses, partially offset by $2.7 billion of originations of LHFS, net of repayments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash flow from operating activities was $4.4 billion for the nine-month period ended September 30, 2017, which was primarily comprised of net income of $676.4 million, $4.3 billion in proceeds from sales of LHFS, $1.1 billion in depreciation, amortization and accretion, and $2.1 billion of provision for credit losses, partially offset by $3.8 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the nine-month period ended September 30, 2018, net cash flow from investing activities was $(8.6) billion, primarily due to $6.0 billion in normal loan activity, $1.9 billion of purchases of investment securities AFS, and $7.7 billion in operating lease purchases and originations, partially offset by $3.0 billion of AFS investment securities sales, maturities and prepayments, $935.5 million in proceeds from sales of LHFI, and $3.0 billion in proceeds from sales and terminations of operating leases.

For the nine-month period ended September 30, 2017, net cash flow from investing activities was $1.0 billion, primarily due to $5.6 billion of AFS investment securities sales, maturities and prepayments, $2.3 billion in normal loan activity, $2.5 billion in proceeds from sales and terminations of operating leases, and $1.1 billion in proceeds from sales of LHFI, partially offset by $6.1 billion of purchases of investment securities AFS and $4.7 billion in operating lease purchases and originations.

Cash flows from financing activities

For the nine-month period ended September 30, 2018, net cash flow from financing activities was $2.0 billion, which was primarily due to an increase in net borrowing activity of $2.5 billion, partially offset by $335.0 million in dividends paid on common stock and $200.0 million in redemption of preferred stock.

Net cash flow from financing activities for the nine-month period ended September 30, 2017 was $(7.5) billion, which was primarily due to a decrease in net borrowing activity of $2.4 billion and a $5.2 billion decrease in deposits.

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

SC has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of September 30, 2018 and December 31, 2017, there were outstanding balances of approximately $3.4 billion and $2.0 billion, respectively, on this facility in aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has six credit facilities with nine banks providing an aggregate $5.6 billion for the exclusive use of providing short-term liquidity needs to support core and Chrysler Capital loan financing. As of September 30, 2018 and December 31, 2017, there was an outstanding balance of approximately $2.0 billion on these facilities in aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinated bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of September 30, 2018 and December 31, 2017, there were outstanding balances of $271.7 million and $744.5 million, respectively, under these repurchase agreements.

Santander Credit Facilities

Santander serves as the counterparty for many of SC's derivative financial instruments (all of which have been amended to reflect clearing with central clearing parties), with outstanding notional amounts of zero and $3.7 billion at September 30, 2018 and December 31, 2017, respectively.

Under an agreement with Santander, SC pays Santander a fee of 12.5 basis points per annum on certain warehouse facilities as they renew, for which Santander provides a guarantee of SC's servicing obligations. For revolving commitments, the guarantee fee will be paid on the total committed amount and, for amortizing commitments, the guarantee fee is paid against each month's ending balance. The guarantee fee only applies to additional facilities upon the execution of the counter-guaranty agreement related to a new facility or if reaffirmation is required on existing revolving or amortizing commitments as evidenced by a duly executed counter-guaranty agreement. SC recognized guarantee fee expense of $4.7 million and $4.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

SHUSA Lending to SC

The Company provides SC with $3.0 billion in committed revolving credit that can be drawn on an unsecured basis maturing in March 2019. The Company also provides SC with $3.0 billion in various term loans with maturities ranging from March 2019 to December 2022. These loans eliminate in the consolidation of SHUSA.

In July 2018, the Company entered into a $500 million line of credit with SC. This loan will eliminate in the consolidation of SHUSA.

Secured Structured Financings

SC's secured structured financings primarily consist of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has completed six securitizations quarter-to-date in 2018, and currently has 45 securitizations outstanding in the market with a cumulative ABS balance of approximately $20.0 billion.

Flow Agreements

In addition to SC's credit facilities and secured structured financings, SC has a flow agreement in place with a third party for charged-off assets. Loans and leases sold under these flow agreements are not on SC's balance sheet, but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. SC continues to actively seek additional such flow agreements.

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

Dividends and Stock Issuances

At September 30, 2018, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of September 30, 2018, the Company had 530,391,043 shares of common stock outstanding. During the three-month and nine-month periods ended September 30, 2018, the Company paid dividends of $325.0 million and $335.0 million, respectively, to its sole shareholder, Santander, and in October 2018 declared a cash dividend of $75 million on its common stock payable on November 15, 2018.

During the three-month and nine-month periods ended September 30, 2018, Santander made a cash contribution of zero and $5.7 million, respectively, to the Company. In October 2018, Santander made a cash contribution of $45.8 million to SHUSA.

During the three-month and nine-month periods ended September 30, 2018, the Company paid dividends of $3.7 million and $10.95 million, respectively, on its preferred stock. SHUSA redeemed all of its outstanding preferred stock on August 15, 2018.

SC paid dividends of $0.05 per share in February and May 2018 and a dividend of $0.20 per share in August 2018. SC also declared a cash dividend of $0.20 per share, to be paid on November 15, 2018 to shareholders of record as of the close of business on November 10, 2018. SC has paid a total of $108.4 million in dividends through September 30, 2018, of which $34.8 million has been paid to NCI and $73.7 million to the Company, which eliminates in the consolidated results of the Company.

On July 20, 2018, the SC Board of Directors approved purchases of up to $200 million of its outstanding common stock through June 30, 2019. Approved amounts exclude share purchase transaction fees.

The following table presents the number of its shares SC purchased during the three months ended September 30, 2018, the average price paid per share, and the dollar value of shares that still could have been purchased pursuant to its repurchase authorization.

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	$200,000
August 1 - August 31	1,359,893	20.63	171,945
September 1 - September 30	1,027,798	21.35	150,000
Total	2,387,691	$20.94

During the three-months ended September 30, 2018, SC purchased 2.4 million shares of its common stock under its share repurchase program at a cost of approximately $50.0 million, excluding commissions. As of September 30, 2018, SC had a remaining purchase authorization of approximately $150.0 million.

During the first three quarters of 2018, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $400.0 million in dividends to SHUSA;

•	BSI declared and paid $15.0 million in dividends to SHUSA;

•	SFS returned $130.0 million of capital to SHUSA; and

•	SHUSA contributed $80.0 million to SSLLC.

During the fourth quarter of 2018, SHUSA and its subsidiaries have had the following additional capital activity:

•	SBNA declared a cash dividend on its common stock of $50 million, payable on November 15, 2018 to SHUSA; and

•	SHUSA contributed $200.0 million of capital to SIS.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
FHLB advances (1)	$3,201,057	$2,788,270	$412,787	$—	$—
Notes payable - revolving facilities	5,632,053	435,940	5,196,113	—	—
Notes payable - secured structured financings	24,926,817	1,437,920	8,088,112	10,909,934	4,490,851
Other debt obligations (1) (2)	11,195,499	2,331,004	3,034,280	3,396,544	2,433,671
Junior subordinated debentures due to capital trust entities (1) (2)	232,818	6,730	15,325	15,225	195,538
CDs (1)	6,449,368	3,956,074	2,138,805	347,074	7,415
Non-qualified pension and post-retirement benefits	131,198	13,919	26,123	26,330	64,826
Operating leases(3)	712,818	121,558	220,723	163,316	207,221
Total contractual cash obligations	$52,481,628	$11,091,415	$19,132,268	$14,858,423	$7,399,522

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2018. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $54.6 billion that are due on demand by customers.

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

SC's personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in the Company's Condensed Consolidated Financial Statements, similar to SC. Accordingly, the Company recorded $221.5 million and $238.0 million during the nine months ended September 30, 2018 and 2017, respectively, in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $0.9 billion at September 30, 2018.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2018 and December 31, 2017:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2018	December 31, 2017
Down 100 basis points	(2.95)%	(3.33)%
Up 100 basis points	2.79%	2.88%
Up 200 basis points	5.44%	5.48%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2018 and December 31, 2017.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2018	December 31, 2017
Down 100 basis points	(0.41)%	(2.55)%
Up 100 basis points	(1.81)%	(0.04)%
Up 200 basis points	(4.21)%	(1.62)%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2018, the Company’s profile reflected a decrease of MVE of 0.41% for downward parallel interest rate shocks of 100 basis points and a decrease of 1.81% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2 , MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the Condensed Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP").

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

Management has determined that the revision described in Note 1 in the accompanying Condensed Consolidated Financial Statements was an additional effect of this material weakness. Accordingly, this revision did not affect our assessment of internal control over financial reporting.

This material weakness in the control environment, risk assessment, control activities and monitoring contributes to each of the following identified material weaknesses emanating from SC:

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

5. Review of SCF and Footnotes

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

•
Continued to establish policies and procedures for the oversight of subsidiaries that includes accountability for each subsidiary for maintenance of accounting policies, evaluation of significant and unusual transactions, material estimates, and regular reporting and review of changes in the control environment and related accounting processes.

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

•	Hired a Chief Accounting Officer and other key personnel with significant public company financial reporting experience and the requisite skillsets in areas important to financial reporting.

•	Developed and implemented a plan to enhance its risk assessment processes, control procedures and documentation.

•	Reallocated additional Company resources to improve the oversight for certain financial models.

•	Increased accounting resources with qualified permanent resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue the remediation efforts.

•	Improved management documentation, review controls and oversight of accounting and financial reporting activities to ensure accounting practices conform to the Company’s policies and GAAP.

•	Increased accounting participation in critical governance activities to ensure an adequate assessment of risk activities which may impact financial reporting or the related internal controls.

•	Continued to complete a comprehensive review and update of all accounting policies, process descriptions and control activities.

•	Developed and implemented additional documentation, controls and governance for the credit loss allowance and accretion processes.

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

While progress has been made to remediate all of these areas, including the development and implementation of enhanced processes, procedures and controls, as of September 30, 2018, we are still in the process of testing the operating effectiveness of the new enhanced controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. However, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SC’s ability to realize the full strategic and financial benefits of its relationship with FCA depends in part on the successful continued development of its Chrysler Capital business, which requires a significant amount of management's time and effort as well as continued cooperation from FCA. If FCA exercises its equity option, if the Chrysler Agreement (or FCA's limited exclusivity obligations thereunder) were to terminate, if FCA seeks to significantly change its business relationship with SC, or if SC otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to SHUSA's and SC’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of SHUSA's and SC’s portfolio, liquidity, funding and growth, and SHUSA's and SC's ability to implement its business strategy could be materially adversely affected. The Company has $1.0 billion of goodwill assigned to the SC reporting unit from the 2014 Change in Control of SC. It is possible that changes to the Chrysler Agreement may trigger a goodwill impairment evaluation, which could require the goodwill to be written down if SC's financial condition is materially adversely affected. In addition, the Company has a $68.8 million Chrysler relationship intangible, which may require an impairment evaluation if there are adverse changes to the Chrysler Agreement.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 13, 2018	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	November 13, 2018	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Controller and Executive Vice President