Form 10-K
period 2018-12-31
Santander Holdings USA, Inc.
filed 2019-03-15
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑. No ☐.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2019
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and/or policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the "FDIC"), the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), and other changes in monetary and fiscal policies and regulations, including policies that affect market interest rates and money supply, as well as in the impact of changes in and interpretations of generally accepted accounting principles in the United States of America ("GAAP"), the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;

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

•	the pursuit of protectionist trade or other related policies, including tariffs by the U.S., its global trading partners, and/or other countries;

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

•
SHUSA’s ability to timely develop competitive new products and services in a changing environment that are responsive to the needs of SHUSA's customers and are profitable to SHUSA, the success of our marketing efforts to customers, and the potential for new products and services to impose additional unexpected costs, losses, or other liabilities not anticipated at their initiation, and expose SHUSA to increased operational risk;

•
competitors of SHUSA may have greater financial resources or lower costs, or be subject to different regulatory requirements than SHUSA, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA and cause SHUSA to lose business or market share;

•	consumers and small businesses may decide not to use banks for their financial transactions, which could impact our net income;

•	changes in customer spending, investment or savings behavior;

•	loss of customer deposits that could increase our funding costs;

•
the ability of SHUSA and its third-party vendors to convert, maintain and upgrade, as necessary, SHUSA’s data processing and other information technology ("IT") infrastructure on a timely and acceptable basis, within projected cost estimates and without significant disruption to our business;

•
SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business, including as a result of cyberattacks, technological failure, human error, fraud or malice, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;

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

•
changes to income tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;

•	the costs and effects of regulatory or judicial proceedings, including possible business restrictions resulting from such proceedings;

•	adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm; and

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ABS: Asset-backed securities	FASB: Financial Accounting Standards Board
ACL: Allowance for credit losses	FBO: Foreign banking organization
AFS: Available-for-sale	FCA: Fiat Chrysler Automobiles US LLC
ALLL: Allowance for loan and lease losses	FDIC: Federal Deposit Insurance Corporation
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	Federal Reserve: Board of Governors of the Federal Reserve System
ASC: Accounting Standards Codification	FHLB: Federal Home Loan Bank
ASU: Accounting Standards Update	FHLMC: Federal Home Loan Mortgage Corporation
Bank: Santander Bank, National Association	FICO®: Fair Isaac Corporation credit scoring model
BHC: Bank holding company	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
BOLI: Bank-owned life insurance	FINRA: Financial Industrial Regulatory Authority
BSI: Banco Santander International	FNMA: Federal National Mortgage Association
BSPR: Banco Santander Puerto Rico	FRB: Federal Reserve Bank
CBP: Citizens Bank of Pennsylvania	FVO: Fair value option
CCAR: Comprehensive Capital Analysis and Review	GAAP: Accounting principles generally accepted in the United States of America
CD: Certificate of deposit	GAP: Guaranteed auto protection
CEF: Closed-end fund	HFI: Held for investment
CET1: Common equity Tier 1	HTM: Held to maturity
CFPA: Consumer Financial Protection Act	IHC: U.S. intermediate holding company
CFPB: Consumer Financial Protection Bureau	IPO: Initial public offering
Change in Control: First quarter 2014 change in control and consolidation of SC	IRS: Internal Revenue Service
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	ISDA: International Swaps and Derivatives Association, Inc.
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	LCR: Liquidity coverage ratio
CIB: Corporate and Investment Banking	LHFI: Loans HFI
CLTV: Combined loan-to-value	LHFS: Loans held-for-sale
CMO: Collateralized mortgage obligation	LIBOR: London Interbank Offered Rate
CODM: Chief Operating Decision Maker	LTD: Long-term debt
Company: Santander Holdings USA, Inc.	LTV: Loan-to-value
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	MBS: Mortgage-backed securities
CRA: Community Reinvestment Act	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CRE: Commercial Real Estate	MSR: Mortgage servicing right
DCF: Discounted cash flow	MVE: Market value of equity
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	NCI: Non-controlling interest
DOJ: Department of Justice	NPL: Non-performing loan
DRIVE: Drive Auto Receivables Trust	NYSE: New York Stock Exchange
DTI: Debt-to-income	OCC: Office of the Comptroller of the Currency
ECOA: Equal Credit Opportunity Act	OEM: Original equipment manufacturer
EPS: Enhanced Prudential Standards	OREO: Other real estate owned
ETR: Effective tax rate	OTTI: Other-than-temporary impairment
Exchange Act: Securities Exchange Act of 1934, as amended

Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	SEC: Securities and Exchange Commission
REIT: Real estate investment trust	Securities Act: Securities Act of 1933, as amended
RIC: Retail installment contract	SFS: Santander Financial Services, Inc.
RV: Recreational vehicle	SHUSA: Santander Holdings USA, Inc.
RWA: Risk-weighted asset	SIS: Santander Investment Securities Inc.
S&P: Standard & Poor's	SSLLC: Santander Securities LLC
SAM: Santander Asset Management, LLC	TCJA: Tax Cut and Jobs Act of 2017
Santander: Banco Santander, S.A.	TDR: Troubled debt restructuring
Santander BanCorp: Santander BanCorp and its subsidiaries	TLAC: Total loss-absorbing capacity
Santander UK: Santander UK plc	Trusts: Securitization trusts
SBNA: Santander Bank, National Association	UPB: Unpaid principal balance
SC: Santander Consumer USA Holdings Inc. and its subsidiaries	VIE: Variable interest entity
SC Common Stock: Common shares of SC	VOE: Voting rights entity
SCF: Statement of cash flows
SCRA: Servicemembers' Civil Relief Act

PART I

ITEM 1 - BUSINESS

General

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns a majority interest (approximately 69.9% as of February 21, 2019) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company focused on vehicle finance and third-party servicing. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico; Santander Securities, LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), an Edge Act corporation located in Miami which offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries.

The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. At December 31, 2018, the Bank had 627 branches and 2,274 automated teller machines ("ATMs") across its footprint. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance ("BOLI"). The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

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

Since its initial public offering (the “IPO”), SC has been consolidated with the Company and Santander for financial reporting and accounting purposes. If the Company directly, and Santander indirectly, owned 80% or more of SC’s common shares (“SC Common Stock”), SC could be consolidated with the Company and Santander for tax filing and capital planning purposes as well. Among other things, tax consolidation would (1) facilitate certain offsets of SC’s taxable income, (2) eliminate the double taxation of dividends from SC, and (3) trigger a release into SHUSA’s income the non-goodwill portion of the deferred tax liability established with respect to its ownership of SC. In addition, SHUSA and Santander would recognize a larger percentage of SC's net income. SC Common Stock is listed for trading on the New York Stock Exchange (the "NYSE") under the trading symbol "SC".

SC's Relationship with FCA

Since May 2013, SC entered into the Chrysler Agreement, pursuant to which SC became the preferred provider for FCA’s consumer loans and leases and dealer loans. Business generated under terms of the Chrysler Agreement is branded as Chrysler Capital. During 2018, SC originated more than $7.9 billion of Chrysler Capital retail installment contracts ("RICs") and more than $9.7 billion of Chrysler Capital vehicle leases.

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

The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SC, meeting specified escalating penetration rates for the first five years and, for FCA, treating SC in a manner consistent with comparable original equipment manufacturers' ("OEMs`") treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander or its affiliates or its other stockholders owns 20% or more of its common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC becomes, controls, or becomes controlled by, an OEM that competes with Chrysler, or (iii) certain of SC's credit facilities become impaired.

In connection with entering into the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement. Accordingly, the Company amortizes the Chrysler Agreement over the expected ten-year term as a component of net finance and other interest income. SC has also executed an equity option agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of SC's business.

For a period of 20 business days after FCA's delivery to SC of a notice of intent to exercise its option, SC is to discuss with FCA, in good faith, the structure and valuation of the proposed equity participation. If the parties are unable to agree on a structure and FCA still intends to exercise its option, SC will be required to create a new company into which the Chrysler Capital assets will be transferred and which will own and operate the Chrysler Capital business. If FCA and SC cannot agree on a fair market value during the 20-day negotiation period, each party will engage an investment bank and the appointed banks will mutually appoint a third independent investment bank to determine the value, with the cost of the valuation divided evenly between FCA and SC. Each party has the right to a one-time deferral of the independent valuation process for up to nine months. FCA will have a period of 90 days after a valuation has been determined, either by negotiation between the parties or by an investment bank, to deliver a binding notice of exercise. Following this notice, FCA's purchase is to be paid and settled within 10 business days, subject to a delay of up to 180 days if necessary to obtain any required consents from governmental authorities.

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

Subsequent to the exercise of the equity option, SC's rights under the Chrysler Agreement would be assigned to the jointly-owned business. Exercise of the equity option would be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee SC paid to FCA on May 1, 2013 should be impaired.

In June 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it would consider. In July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party in accordance with the Chrysler Agreement until December 31, 2018.

FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement, or a significant change in the business relationship between SC and FCA, could materially adversely affect SC's and SHUSA's operations, including the origination of receivables through the Chrysler Capital portion of SC's business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to the Company and have an adverse effect on its business, financial condition and results of operations.

Intermediate Holding Company ("IHC")

On July 1, 2016, due to both its global and U.S. non-branch total consolidated asset size, Santander became subject to both of the provisions of the FBO Final Rule discussed below under the "Regulatory Matters" section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A"), of this Form 10-K. As a result of this rule, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company, which became a U.S. intermediate holding company (an "IHC"). On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. (“SFS”), a finance company located in Puerto Rico, was transferred to SHUSA, and on July 2, 2018, another Santander subsidiary, Santander Asset Management, LLC ("SAM"), an investment adviser located in Puerto Rico, was transferred to SHUSA. Refer to Note 1 to the Consolidated Financial Statements for additional details.

Segments

The Company's reportable segments are focused principally around the customers the Company serves. In 2018, the Company has identified the following reportable segments:

Consumer and Business Banking

The Consumer and Business Banking segment includes the products and services provided to Bank customers, including consumer deposits, business banking, residential mortgage, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposit ("CDs") and retirement savings products. It also offers lending products such as credit cards, home equity loans and lines of credit, and business loans such as business lines of credit and commercial cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

Commercial Banking

The Commercial Banking segment provides commercial lines, loans, letters of credit, receivables financing and deposits to medium and large commercial customers as well as financing and deposits for government entities, commercial loans to dealers and financing for equipment and commercial vehicles. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas, among others. Commercial Banking also includes Commercial Real Estate, which offers commercial real estate loans and multifamily loans to customers.

Corporate and Investment Banking ("CIB")

The CIB segment serves the needs of global commercial and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

SC

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with FCA that became effective May 1, 2013, SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. In the third quarter of 2015, SC announced that it would exit personal lending, and such assets were accordingly classified as held-for-sale.

SC continues to hold the Bluestem portfolio, which had a carrying balance of approximately $1.1 billion as of December 31, 2018, and remains a party to agreements with Bluestem that includes obligations, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances, for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. Although a third party is being sought to assume this obligation, SC may not be successful in finding such a party, and Bluestem may not agree to the substitution. The Bluestem portfolio continues to be classified as held-for-sale. Significant lower-of-cost-or-market adjustments have been recorded on this portfolio and may continue as long as SC holds the portfolio, particularly due to the purchase commitments.

SC has entered into a number of intercompany agreements with the Bank. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of the Company.

The financial results for each of these reportable segments are included in Note 23 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within the MD&A section of this Form 10-K. These results have been presented based on the Company's management structure and management accounting practices. The structure and accounting practices are specific to the Company and, as a result, the financial results of the Company's reportable segments are not necessarily comparable with similar information for other financial institutions.

Other

The Other category includes certain immaterial subsidiaries such as BSI, Banco Santander Puerto Rico, SIS, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

Subsidiaries

SHUSA has two principal consolidated majority-owned subsidiaries at December 31, 2018, the Bank and SC.

Employees

At December 31, 2018, the Company had approximately 16,700 employees among its subsidiaries. No Company employees are represented by a collective bargaining agreement.

Competition

The Bank is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, the availability of alternate channels of distribution, and servicing capabilities. Direct competition for deposits comes primarily from other national, regional, and state banks, thrift institutions, and broker-dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving competition for commercial and consumer loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for originating loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

The Company also provides investment management, broker-dealer and private banking services for its clients. We face competition in providing these services from trust companies, full-service banks, asset managers, investment advisors, securities dealers, mutual fund companies, and other financial institutions.

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

Supervision and Regulation

SHUSA is a bank holding company (“BHC”) pursuant to the Bank Holding Company Act of 1956 (the “BHC Act”). As a BHC, the Company is subject to consolidated supervision by the Federal Reserve. SBNA is a Federal Deposit Insurance Corporation (“FDIC”) insured national bank chartered under the National Bank Act and subject to supervision by the Office of the Comptroller of the Currency (the "OCC"). In addition, the Consumer Financial Protection Bureau (the "CFPB") has oversight over SHUSA, SBNA, and SHUSA’s other non-bank affiliates, including SC, for compliance with federal consumer protection laws.

Refer to the "Regulatory Matters" section within Item 7- MD&A for discussion of current regulatory matters impacting the Company.

BHC Activity and Acquisition Restrictions

Federal laws restrict the types of activities in which BHCs may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. BHCs may engage in the business of banking and managing and controlling banks, as well as closely-related activities.

The Company would be required to obtain approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve") if the Company were to acquire shares of any depository institution or any holding company of a depository institution, or any financial entity that is not a depository institution, such as a lending company.

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

FDIC insurance premium expenses were $53.3 million for the year ended December 31, 2018.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2018, the Bank paid Financing Corporation assessments of $2.5 million, compared to $4.0 million in 2017. The annual rate for all insured institutions dropped to $0.014 for every $1,000 in domestic deposits in 2018, compared to $0.046 in 2017. The assessments are revised quarterly and continue until the bonds mature between 2017 and 2019.

In March 2016, the FDIC finalized the rule to implement Section 334 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") to provide for a surcharge assessment at an annual rate of 4.5 basis points on banks with over $10 billion in assets to increase the FDIC insurance fund. The FDIC commenced this surcharge in the third quarter of 2016, which the FDIC estimated would take approximately two years. Under the rule, if the reserve ratio did not reach 1.35% by December 31, 2018, the FDIC would impose a shortfall assessment on larger depository institutions, including SBNA. The FDIC announced on November 28, 2018 that the reserve ratio had reached 1.35%, which ended the surcharge period.

Restrictions on Subsidiary Banking Institution Capital Distributions

Under the Federal Deposit Insurance Corporation Improvement Act (the “FDIA"), insured depository institutions must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 ("CET1") capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2018, the Bank met the criteria to be classified as “well capitalized.”

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

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. The Company paid cash dividends on common stock of $410.0 million in 2018 while $10.0 million in dividends were declared or paid in 2017. The Company returned capital of $12.6 million in 2017, while no capital was returned in 2018.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amount of total reserve requirements at December 31, 2018 and 2017 were $429.0 million and $294.2 million, respectively. At December 31, 2018 and 2017, the Company complied with these reserve requirements.

Federal Home Loan Bank ("FHLB") System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $230.1 million as of December 31, 2018, compared to $116.1 million at December 31, 2017. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $17.7 billion at December 31, 2018, and had outstanding advances of $4.85 billion or 27% of total availability at that date. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $6.6 million and $12.9 million in dividends on its stock in the FHLB of Pittsburgh in 2018 and 2017, respectively.

Anti-Money Laundering and the USA Patriot Act

Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act, and the USA Patriot Act require all financial institutions to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, currency transaction reporting and due diligence on customers. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S., imposed compliance and due diligence obligations, created criminal penalties, compelled the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S., and clarified the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the USA Patriot Act’s requirements and provide more specific guidance on their application.

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

Environmental Laws

Environmentally-related hazards are a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Company is not aware of any borrower which is currently subject to any environmental investigation or clean-up proceeding or any other environmental matter that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA or its subsidiaries.

Securities Regulation

The Company conducts its securities activities through its subsidiaries SIS and SSLLC. SIS and SSLLC are registered broker-dealers with the Securities and Exchange Commission (the “SEC”) and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). SIS’s activities include investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities. SIS, SSLLC and SAM are also registered investment advisers with the SEC, and BSI conducts certain securities transactions exempt from SEC registration on behalf of its clients.

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

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks that if realized could materially affect its business, financial condition, results of operations, cash flows and access to liquidity. As a financial services organization, certain elements of risk are inherent in our transactions and are present in the business decisions made by the Company. Accordingly, the Company encounters risk as part of the normal course of its business, and risk management processes are designed to help manage these risks.

Risk management and mitigation are important parts of the Company's business model and integrated into the Company's day-to-day operations. The success of the Company's business is dependent on management's ability to identify, understand, manage and mitigate the risks presented by business activities in light of the Company's strategic and financial objectives. These risks include credit risk, market risk, capital risk, liquidity risk, operational risk, model risk, investment risk, compliance and legal risk, and strategic and reputational risk. We discuss our principal risk management processes in the Risk Management section included in Item 7 of this Report.

The following are the most significant risk factors that affect the Company. Any one or more of these could have a material adverse impact on the Company's business, financial condition, results of operations, or cash flows, in addition to presenting other possible adverse consequences, many of which are described below. These risk factors and other risks we may face are also discussed further in other sections of this Report.

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

We face, among others, the following risks in the event of an economic downturn or another recession:

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

Despite the long-term expansion of the U.S. economy, some uncertainty remains regarding U.S. monetary policy and the future economic environment. There can be no assurance that economic conditions will continue to improve. Such economic uncertainty could have an adverse effect on our business and results of operations. A downturn of the economic expansion or failure to sustain the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

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

Increased disruption and volatility in the financial markets could have a material adverse effect on us, including our ability to access capital and liquidity on financial terms acceptable to us, if at all. If capital markets financing ceases to become available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits to attract more customers and become unable to maintain certain liability maturities. Any such decrease in capital markets funding availability or increased costs or in deposit rates could have a material adverse effect on our net interest margins and liquidity.

If some or all of the foregoing risks were to materialize, they could have a material adverse effect on us.

Our growth, asset quality and profitability may be adversely affected by volatile macroeconomic and political conditions.

While the United States economy has performed well overall, it has experienced volatility in recent periods, characterized by slow or regressive growth. This volatility has resulted in fluctuations in the levels of deposits at depository institutions and in the relative economic strength of various segments of the economy to which we lend.

Negative and fluctuating economic conditions, such as a changing interest rate environment, impact our profitability by causing lending margins to decrease and leading to decreased demand for higher margin products and services. Negative and fluctuating economic conditions could also result in government defaults on public debt. This could affect us in two ways: directly, through portfolio losses, and indirectly, through instabilities that a default on public debt could cause to the banking system as a whole, particularly since commercial banks' exposure to government debt is high in certain Latin American and European regions or countries.

In addition, our revenues are subject to risk of loss from unfavorable political and diplomatic developments, social instability, and changes in governmental policies, international ownership legislation, interest rate caps and tax policies. Growth, asset quality and profitability may be affected by volatile macroeconomic and political conditions.

The actions of the U.S. administration could have a material adverse effect on us.

There is uncertainty about how proposals and initiatives of the current U.S. presidential administration or the broader government could directly or indirectly impact the Company. Although certain proposals and initiatives, such as income tax reform or increased spending on infrastructure projects, could result in greater economic activity and more expansive U.S. domestic economic growth, other initiatives, such as protectionist trade policies or isolationist foreign policies, could constrict economic growth. The continued uncertainty around these proposals and initiatives, could increase market volatility and affect the Company’s businesses directly or indirectly, including through the effects of such proposals and initiatives on the Company’s customers and/or counterparties.

Developments stemming from the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

Implementing the results of the United Kingdom’s (“UK’s”) referendum on whether to remain part of the European Union (“EU”) has had and may continue to have negative effects on global economic conditions and global financial markets. The UK's decision to withdraw from the EU, and the UK's implementation of that referendum, means that the UK's EU membership will cease. The long-term nature of the UK’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the UK determines which EU laws to replicate or replace) and, as negotiations continue, there is considerable uncertainty as to when the framework for any such relationship governing both the access of the UK to European markets and the access of EU member states to the UK’s markets will be determined and implemented. The result of the referendum has created an uncertain political and economic environment in the UK, and may create such environments in other EU member states. While the Company does not maintain a presence in the UK, political and economic uncertainty in countries with significant economies and relationships to the global financial industry have in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence on an international level, each of which could adversely affect our business. In addition, the Company has been working with its UK affiliates to expand their business; if the UK were to leave the EU, the results of those efforts could be impacted adversely.

Uncertainty regarding the London interbank offered rate (“LIBOR”) may adversely affect our business

The UK Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. This announcement has resulted in uncertainty about the future of LIBOR and other rates used as interest rate “benchmarks,” and suggests that the continuation of LIBOR on the current basis will not be guaranteed after 2021, and that LIBOR could be discontinued or modified by 2021.

If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted. We could also incur further legal risks in the event of such changes, as changes to documentation for new and existing transactions may be required, as well as further operations risks due to the potential need to adapt information technology systems, trade reporting infrastructure, and operational processes and controls.

Risks Relating to Our Business

Legal, Regulatory and Compliance Risks

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may change at any time. In addition, regulators' interpretation and application of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has been adopted in the United States, and regulations have been and are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets we hold, require us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not affect us adversely.

Regulation of the Company as a BHC includes limitations on permissible activities. Moreover, the Company and the Bank are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to the plans from the Federal Reserve and the OCC before taking capital actions such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit, and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our financial position and results of operations.

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

Significant United States Regulation

From time to time, we are or may become involved in formal and informal reviews, investigations, examinations, proceedings, and information gathering requests by federal and state government agencies, including, among others, the FRB, the OCC, the CFPB, the FDIC, the Department of Justice (the "DOJ"), the SEC, FINRA the Federal Trade Commission and various state regulatory and enforcement agencies.

The DFA will continue to result in significant structural reforms affecting the financial services industry. This legislation provided for, among other things, the establishment of the CFPB with broad authority to regulate the credit, savings, payment and other consumer financial products and services we offer, the creation of a structure to regulate systemically important financial companies, more comprehensive regulation of the over-the-counter derivatives market, prohibitions on engaging in certain proprietary trading activities, restrictions on ownership of, investment in or sponsorship of hedge funds and private equity funds and restrictions on interchange fees earned through debit card transactions.

The DFA provides for an extensive framework for the regulation of over-the-counter ("OTC") derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants are required to register with the SEC, the U.S. Commodity Futures Trading Commission (the "CFTC") or both, and are or will be subject to new capital, margin, business conduct, record-keeping, clearing, execution, reporting and other requirements. We may register as a swap dealer with the CFTC.

In February 2014, the Federal Reserve issued the Final Rule to enhance its supervision and regulation of certain FBOs. Among other things, this rule required FBOs, such as the Company, with over $50 billion of United States non-branch assets to establish or designate a United States IHC and to transfer its entire ownership interest in substantially all of its United States subsidiaries to that IHC by July 1, 2016. United States branches and agencies were not required to be transferred to the IHC. As a result of this rule, Santander transferred substantially all of its equity interests in its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. (“SFS”), a finance company located in Puerto Rico, was transferred to SHUSA. The IHC is subject to an enhanced supervision framework, including enhanced risk-based and leverage capital requirements, liquidity requirements, risk/management requirements, and stress-testing requirements. A phased-in approach is being used for those standards and requirements. SHUSA's status as an IHC requires it to invest significant management attention and resources.

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

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we must provide to the Federal Reserve and the FDIC a plan (a “Section 165(d) Resolution Plan”) for our rapid and orderly resolution in the event of material financial distress affecting the Company or the failure of the Company. The purpose of this provision of the DFA is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated as of December 31, 2018 (the “2018 Resolution Plan”), provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. material entities (“U.S. MEs”). Material entities are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2018 Resolution Plan include, among other entities, the Company, the Bank and SC.

The 2018 Resolution Plan describes a strategy for resolving Santander’s U.S. operations, including its U.S. MEs and the core business lines that operate within those U.S. MEs, in a manner that would substantially mitigate the risk that the resolutions would have serious adverse effects on U.S. or global financial stability. Under the 2018 Resolution Plan’s hypothetical resolutions of the U.S. MEs, the Bank would be placed into FDIC receivership and the Company and SC would be placed into bankruptcy under Chapter 7 and Chapter 11 of the U.S. Bankruptcy Code, respectively.

The strategy described in the 2018 Resolution Plan contemplates a “multiple point of entry” strategy, in which Santander and the Company would each undergo separate resolution proceedings under European regulations and the U.S. Bankruptcy Code, respectively. In a scenario in which the Bank and SC were in resolution, the Company would file a voluntary petition under Chapter 7 of the Bankruptcy Code, and holders of our LTD and other debt securities would be junior to the claims of priority (as determined by statute) and secured creditors of the Company.
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

Title II of the DFA created a new resolution regime known as the “orderly liquidation authority” to which financial companies, including U.S. IHC of FBOs with assets of $50 billion or more, such as the Company, can be subjected. Under the orderly liquidation authority, the FDIC may be appointed as receiver to liquidate a financial company if, upon the recommendation of applicable regulators, the United States Secretary of the Treasury determines that the entity is in severe financial distress, the entity’s failure would have serious adverse effects on the U.S. financial system, and resolution under the orderly liquidation authority would avoid or mitigate those effects, among other things. Absent such determinations, the Company would remain subject to the U.S. Bankruptcy Code.

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

Regardless of what resolution strategy Santander might prefer for resolving its U.S. operations, the FDIC could determine that it is a desirable strategy to resolve the Company in a manner that would, among other things, impose losses on the Company’s shareholder, unsecured debtholders (including holders of LTD) and other creditors, while permitting the Company’s subsidiaries to continue to operate. It is likely that the application of such an entry strategy in which the Company would be the only legal entity in the U.S. to enter resolution proceedings would result in greater losses to holders of our LTD and other debt securities than the losses that would result from the application of a bankruptcy proceeding or a different resolution strategy for the Company. Assuming the Company entered resolution proceedings and support from the Company to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level could be transferred to the Company and ultimately borne by the Company’s securityholders (including holders of our LTD and other debt securities), with the result that third-party creditors of the Company’s subsidiaries would receive full recoveries on their claims, while the Company’s securityholders (including holders of our LTD) and other unsecured creditors could face significant losses. In addition, in a resolution under the orderly liquidation authority, holders of our LTD and other debt securities of the Company could face losses ahead of our other similarly situated creditors if the FDIC exercised its right, to disregard the strict priority of creditor claims described above.

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
IHCs of FBOs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion, and that are not identified as global systemically important banks. Such firms, including the Company, are still required to meet CCAR’s quantitative requirements and are subject to regular supervisory assessments that examine their capital planning processes. In 2017 and 2018, the Federal Reserve provided its non-objection to SHUSA’s capital plan; however, in 2015 and 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans the Company submitted. There is risk that the Federal Reserve could object to the Company’s future capital plans, which would limit the Company's ability to make capital distributions or take certain capital actions.

Other supervisory actions and restrictions on U.S. activities

In addition to the foregoing, U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution’s activities. In many instances, we are subject to significant legal restrictions on our ability to publicly disclose these actions or the full details of these actions. In addition, as part of the regular examination process, certain U.S. subsidiaries’ regulators may advise certain U.S. subsidiaries to operate under various restrictions as a prudential matter. The U.S. supervisory environment has become significantly more demanding and restrictive since the financial crisis of 2008. Under the BHC Act, the Federal Reserve has the authority to disallow us and certain of our U.S. subsidiaries from engaging in certain categories of new activities in the United States or acquiring shares or control of other companies in the United States. Such actions and restrictions currently applicable to us or certain of our U.S. subsidiaries could adversely affect our costs and revenues. Moreover, efforts to comply with nonpublic supervisory actions or restrictions could require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions could have a material adverse effect on our business and results of operations, and we may be subject to significant legal restrictions on our ability to publicly disclose these matters or the full details of these actions.

We are subject to potential intervention by any of our regulators or supervisors, particularly in response to customer complaints.

As noted above, our business and operations are subject to increasingly significant rules and regulations relating to the banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and conduct of business regulations. These requirements are set by the relevant central banks and regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate. The relationship between the Company and its customers is also regulated extensively under federal and state consumer protection laws. Among other things, these prohibit unfair, deceptive and abusive trading practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, and restrict our ability to raise interest rates.

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

As noted above, we face risk of loss from legal and regulatory proceedings, including tax proceedings that could subject us to monetary judgments, regulatory enforcement actions, fines and penalties. The current regulatory environment reflects an increased supervisory focus on enforcement, combined with uncertainty about the evolution of the regulatory regime, and may lead to material operational and compliance costs. In general, amounts financial institutions pay in settlements of regulatory proceedings or investigations and the severity of terms of regulatory settlements have been increasing. In certain cases, regulatory authorities have required criminal pleas, admissions of wrongdoing, limitations on asset growth, managerial changes, and other extraordinary terms as part of such settlements, all of which could have significant economic consequences for a financial institution.

We are subject to civil and tax claims and party to certain legal proceedings incidental to the normal course of our business from time to time, including in connection with lending activities, relationships with our employees and other commercial or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly when the claimants seek very large or indeterminate damages, or when the cases present novel legal theories, involve a large number of parties or are in the early stages of investigation or discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have established adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and, in light of the uncertainties involved in such claims and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. As a result, the outcome of a particular matter may materially and adversely affect our financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

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

While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by other parties to engage in money laundering and other illegal or improper activities. Emerging technologies, such as cryptocurrencies and blockchain, could limit our ability to track the movement of funds. Our ability to comply with legal requirements depends on our ability to improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.

These require implementing and embedding effective controls and monitoring within our business and on-going changes to systems and operations. Financial crime is continually evolving and subject to increasingly stringent regulatory oversight and focus. Even known threats can never be fully eliminated, and there will be instances in which we may be used by other parties to engage in money laundering or other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the relevant government agencies to which we report have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or other illegal or improper purposes.

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, to a large degree we rely on our counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our and our counterparties’ services as conduits for money laundering (including illegal cash operations) or other illegal activities without our and our counterparties’ knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering or other illegal activities, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “blacklists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our operating results, financial condition and prospects.

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

In addition, if the Company does not obtain ownership of 80% or more of SC Common Stock, the tax and other potential benefits described in Item 1 “Business - General” above may not be realized.

Changes in taxes and other assessments may adversely affect us.

The legislatures and tax authorities in the jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business. Aspects of recent U.S. federal income tax reform such as the Tax Cuts and Jobs Act of 2017 limit or eliminate certain income tax deductions, including the home mortgage interest deduction and the deduction of interest on home equity loans. These limitations and eliminations could adversely affect demand for some of our retail banking products and the valuation of assets securing certain of our loans.

Credit Risks

If the level of our non-performing loans ("NPLs") increases or our credit quality deteriorates in the future, or if our loan and lease loss reserves are insufficient to cover loan and lease losses, this could have a material adverse effect on us.

Risks arising from changes in credit quality and the recoverability of loans and amounts due from counterparties are inherent in a wide range of our businesses. Non-performing or low credit quality loans have in the past negatively impacted and can continue to negatively impact our results of operations. In particular, the amount of our reported NPLs may increase in the future as a result of growth in our total loan portfolio, including as a result of loan portfolios we may acquire in the future, or factors beyond our control, such as adverse changes in the credit quality of our borrowers and counterparties or a general deterioration in economic conditions in the United States, the impact of political events, events affecting certain industries or events affecting financial markets. There can be no assurance that we will be able to effectively control the level of the NPLs in our loan portfolio.

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

We routinely transact with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, hedge funds and other institutional clients. We rely on information provided by or on behalf of counterparties, such as financial statements, and we may rely on representations of our counterparties as to the accuracy and completeness of that information. Defaults by, and even rumors or questions about the solvency of, certain financial institutions and the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. Many routine transactions we enter into expose us to significant credit risk in the event of default by one of our significant counterparties.

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

If wholesale markets financing ceases to be available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits, with a view to attracting more customers, and/or to sell assets, potentially at depressed prices. The persistence or worsening of these adverse market conditions or an increase in base interest rates could have a material adverse effect on our ability to access liquidity and cost of funding.

We rely, and will continue to rely, primarily on deposits to fund lending activities. The ongoing availability of this type of funding is sensitive to a variety of factors outside our control, such as general economic conditions and the confidence of depositors in the economy in general, and the financial services industry in particular, as well as competition among banks for deposits. Any of these factors could significantly increase the amount of deposit withdrawals in a short period of time, thereby reducing our ability to access deposit funding in the future on appropriate terms, or at all. If these circumstances were to arise, they could have a material adverse effect on our operating results, financial condition and prospects.

We anticipate that our customers will continue to make deposits (particularly demand deposits and short-term time deposits) in the near future, and we intend to maintain our emphasis on the use of banking deposits as a source of funds. The short-term nature of some deposits could cause liquidity problems for us in the future if deposits are not made in the volumes we expect or are not renewed. If a substantial number of our depositors withdraw their demand deposits, or do not roll over their time deposits upon maturity, we may be materially and adversely affected.

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

Any downgrade in our or Santander's debt credit ratings would likely increase our borrowing costs and require us to post additional collateral or take other actions under some of our derivatives contracts, and could limit our access to capital markets and adversely affect our commercial business. For example, a ratings downgrade could adversely affect our ability to sell or market certain of our products, engage in certain longer-term and derivatives transactions and retain customers, particularly customers who need a minimum rating threshold in order to invest. In addition, under the terms of certain of our derivatives contracts, we may be required to maintain a minimum credit rating or terminate the contracts. Any of these results of a ratings downgrade, in turn, could reduce our liquidity and have an adverse effect on us, including our operating results and financial condition.

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2018, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend on numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a company's long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example depending on certain factors, including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on the Company, the Bank, and SC.

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

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rates, exchange rates or equity prices. Changes in interest rates affect the following areas, of our business, among others:

•	net interest income;

•	the volume of loans originated;

•	the market value of our securities holdings;

•	the value of our loans and deposits;

•	gains from sales of loans and securities; and

•	gains and losses from derivatives.

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

In recent years, financial markets have been subject to volatility and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets, and also may translate into increased impairments. In addition, the value we ultimately realize on disposal of the asset may be lower than its current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our operating results, financial condition and prospects.

In addition, to the extent fair values are determined using financial valuation models, such values may be inaccurate or subject to change, as the data used by such models may not be available or may become unavailable due to changes in market conditions, particularly for illiquid assets and in times of economic instability. In such circumstances, our valuation methodologies require us to make assumptions, judgments and estimates in order to establish fair value, and reliable assumptions are difficult to make and are inherently uncertain. In addition, valuation models are complex, making them inherently imperfect predictors of actual results. Any resulting impairments or write-downs could have a material adverse effect on our operating results, financial condition and prospects.

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

The execution and performance of derivatives transactions depend on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to adequately monitor, analyze and report derivatives transactions continues to depend, to a great extent, on our information technology ("IT") systems. These factors further increase the risks associated with these transactions and could have a material adverse effect on us.

In addition, disputes with counterparties may arise regarding the terms or the settlement procedures of derivatives contracts, including with respect to the value of underlying collateral, which could cause us to incur unexpected costs, including transaction, operational, legal and litigation costs, or result in credit losses, all of which may impair our ability to manage our risk exposure from these products.

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

We have been refining our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect all possible risks before they occur or, due to limited tools available to us, our employees may not be able to implement them effectively, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of NPLs and a higher risk exposure for us, which could have a material adverse effect on us.

General Business and Industry Risks

The financial problems our customers face could adversely affect us.

Market turmoil and economic recession could materially and adversely affect the liquidity, businesses and/or financial condition of our borrowers, which could in turn increase our NPL ratios, impair our loan and other financial assets and result in decreased demand for borrowings in general. In addition, our customers may further decrease their risk tolerance to non-deposit investments such as stocks, bonds and mutual funds significantly, which would adversely affect our fee and commission income. Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

We depend in part upon dividends and other funds from subsidiaries.

Some of our operations are conducted through our subsidiaries. As a result, our ability to pay dividends, to the extent we decide to do so, depends in part on the ability of our subsidiaries to generate earnings and pay dividends to us. Payment of dividends, distributions and advances by our subsidiaries will be contingent on our subsidiaries’ earnings and business considerations, and are limited by legal and regulatory restrictions. Additionally, our right to receive any assets of any of our subsidiaries as an equity holder of such subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

Increased competition and industry consolidation may adversely affect our results of operations.

We face substantial competition in all parts of our business from numerous banks and non-bank providers of financial services, including in originating loans and attracting deposits, and we expect competitive conditions to continue to intensify. Our competition in originating loans comes principally from other domestic and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other lenders and purchasers of loans.

There has been a trend towards consolidation in the banking industry, which has created larger and stronger banks with which we must now compete. Some of our competitors are substantially larger than we are, which may give those competitors advantages such as a more diversified product and customer base, the ability to reach more customers and potential customers, operational efficiencies, lower-cost funding and larger branch networks. Many competitors are also focused on cross-selling their products, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. There can be no assurance that increased competition will not adversely affect our growth prospects and therefore our operations. We also face competition from non-bank competitors such as brokerage companies, department stores (for some credit products), leasing and factoring companies, mutual fund and pension fund management companies and insurance companies.

Non-traditional providers of banking services, such as internet based e-commerce providers, mobile telephone companies and internet search engines, may offer and/or increase their offerings of financial products and services directly to customers. These non-traditional providers of banking services currently have an advantage over traditional providers because they are not subject to the same regulatory or legislative requirements to which we are subject. Several of these competitors may have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may adopt more aggressive pricing and rates and devote more resources to technology, infrastructure and marketing.

New competitors may enter the market or existing competitors may adjust their services with unique product or service offerings or approaches to providing banking services. If we are unable to successfully compete with current and new competitors, or if we are unable to anticipate and adapt our offerings to changing banking industry trends, including technological changes, our business may be adversely affected. In addition, our failure to effectively anticipate or adapt to emerging technologies or changes in customer behavior, including among younger customers, could delay or prevent our access to new digital-based markets, which would in turn have an adverse effect on our competitive position and business. Furthermore, the widespread adoption of new technologies, including cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we continue to grow our internet and mobile banking capabilities. Our customers may choose to conduct business or offer products in areas that may be considered speculative or risky. Such new technologies and the rise in customer use of internet and mobile banking platforms in recent years could negatively impact our investments in bank premises, equipment and personnel for our branch network. The persistence or acceleration of this shift in demand towards internet and mobile banking may necessitate changes to our retail distribution strategy, which may include closing and/or selling certain branches and restructuring our remaining branches and workforce. These actions could lead to losses on these assets and increased expenditures to renovate, reconfigure or close a number of our remaining branches or otherwise reform our retail distribution channel. Furthermore, our failure to keep pace with innovation or to swiftly and effectively implement such changes to our distribution strategy could have an adverse effect on our competitive position.

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

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Our failure to manage these risks and uncertainties also exposes us to the enhanced risk of operational lapses, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine whether initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to manage these risks in the development and implementation of new products or services successfully could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

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

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We recognized a $10.5 million impairment of goodwill in 2017 primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effect of Hurricane Maria. We did not recognize any impairments of goodwill in 2016. It is reasonably possible we may be required to record impairment of $4.5 billion of goodwill attributable to SC and SBNA in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

If a third party obtains access to our customer information and that third party experiences a cyberattack or breach of its systems, this could result in several negative outcomes for us, including losses from fraudulent transactions, potential legal and regulatory liability and associated damages, penalties and restitution, increased operational costs to remediate the consequences of the third party’s security breach, and harm to our reputation from the perception that our systems or third-party systems or services that we rely on may not be secure.

Damage to our reputation could cause harm to our business prospects.

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees and conducting business transactions with our counterparties. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, dealing with sectors that are not well perceived by the public (e.g., weapons industries), dealing with customers on sanctions lists, ratings downgrades, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. For example, the role played by financial services firms in the financial crisis and the seeming shift toward increasing regulatory supervision and enforcement have caused public perception of us and others in the financial services industry to decline.

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

Fraudulent activity associated with our products or networks could cause us to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected. We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. Credit and debit card fraud, identity theft and related crimes are prevalent, and perpetrators are growing more sophisticated. Our resources, customer authentication methods and fraud prevention tools may not be sufficient to accurately predict or prevent fraud. Additionally, our fraud risk continues to increase as third parties that handle confidential consumer information suffer security breaches and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to increase significantly. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention and reputational and financial damage to our brands, which could negatively impact the use of our products and services and have a material adverse effect on our business.

The Bank engages in transactions with its subsidiaries or affiliates that others may not consider to be on an arm’s-length basis.

The Bank and its subsidiaries have entered into a number of services agreements pursuant to which we render services, such as administrative, accounting, finance, treasury, legal services and others.

United States law applicable to certain financial institutions, including the Bank and other Santander entities and offices in the U.S., establish several procedures designed to ensure that the transactions entered into with or among our subsidiaries and/or affiliates do not deviate from prevailing market conditions for those types of transactions.

The Bank and its affiliates are likely to continue to engage in transactions with their respective affiliates. Future conflicts of interests among our affiliates may arise, which conflicts are not required to be and may not be resolved in SHUSA's favor.

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

Like other financial institutions with a large customer base, we have been subject to and are likely to continue to be the subject of attempted cyberattacks in light of the fact that we manage and hold confidential personal information of customers in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. The proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events that interrupt normal business operations. We also face the risk that the design of our controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, which may be a target for attempted cyberattacks.

Many companies across the country and in the financial services industry have reported significant breaches in the security of their websites or other systems. Cybersecurity risks have increased significantly in recent years due to the development and proliferation of new technologies, increased use of the internet and telecommunications technology to conduct financial transactions, and increased sophistication and activities of organized crime groups, state-sponsored and individual hackers, terrorist organizations, disgruntled employees and vendors, activists and other third parties. Financial institutions, the government and retailers have in recent years reported cyber incidents that compromised data, resulted in the theft of funds or the theft or destruction of corporate information and other assets.

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

Nevertheless, while we have not experienced any material losses or other material consequences relating to cyberattacks or other information or security breaches, whether directed at us or third parties, our systems, software and networks, as well as those of our clients, vendors, service providers, counterparties and other third parties, may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, cyberattacks such as denial of service, malware, ransomware, phishing, and other events that could result in security breaches or give rise to the manipulation or loss of significant amounts of customer data and other sensitive information, disrupt, sabotage or degrade service on our systems, or result in the theft or loss of significant levels of liquid assets, including cash. As cybersecurity threats continue to evolve and increase in sophistication, we cannot guarantee the effectiveness of our policies, practices and controls to protect against all such circumstances that could result in disruptions to our systems. This is because, among other reasons, the techniques used in cyberattacks change frequently, cyberattacks can originate from a wide variety of sources, and third parties may seek to gain access to our systems either directly or by using equipment or passwords belonging to employees, customers, third-party service providers or other authorized users of our systems. In the event of a cyberattack or security breach affecting a vendor or other third party entity on whom we rely, our ability to conduct business, and the security of our customer information, could be impaired in a manner to that of a cyberattack or security breach affecting us directly. We also may not receive information or notice of the breach in a timely manner, or we may have limited options to influence how and when the cyberattack or security breach is addressed.

As financial institutions are becoming increasingly interconnected with central agents, exchanges and clearinghouses, they may be increasingly susceptible to negative consequences of cyberattacks and security breaches affecting the systems of such third parties. It could take a significant amount of time for a cyberattack to be investigated, during which time we may not be in a position to fully understand and remediate the attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences associated with a particular cyberattack. The perception of a security breach affecting us or any part of the financial services industry, whether correct or not, could result in a loss of confidence in our cybersecurity measures or otherwise damage our reputation with customers and third parties with whom we do business. Should such adverse events occur, we may not have indemnification or other protection from the third party sufficient to compensate or protect us from the consequences.

As attempted cyberattacks continue to evolve in scope and sophistication, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyberattacks to our customers. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party or a cyberattack could result in our inability to recover or restore data that has been stolen, manipulated or destroyed, damage to our systems and those of our clients, customers and counterparties, violations of applicable privacy and other laws, or other significant disruption of operations, including disruptions in our ability to use our accounting, deposit, loan and other systems and our ability to communicate with and perform transactions with customers, vendors and other parties. These effects could be exacerbated if we would need to shut down portions of our technology infrastructure temporarily to address a cyberattack, if our technology infrastructure is not sufficiently redundant to meet our business needs while an aspect of our technology is compromised, or if a technological or other solution to a cyberattack is slow to be developed. Even if we timely resolve the technological issues in a cyberattack, a temporary disruption in our operations could adversely affect customer satisfaction and behavior, expose us to reputational damage, contractual claims, supervisory actions, or litigation.

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

For example, as noted in Note 2 to the Consolidated Financial Statements in this Form 10-K, in June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Effective January 1, 2020, this will substantially change accounting for credit losses on loans and other financial assets banks, financial institutions and other organizations hold. This standard will replace existing incurred loss impairment guidance and establish a single allowance framework for financial assets carried at amortized cost. Upon adoption of ASU 2016-13, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the assets’ full remaining expected lives. Companies must consider all relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. In December 2018, the Federal Reserve, the OCC and the FDIC revised their regulatory capital rules to address this upcoming change to the treatment of credit expense and allowances. The final rule provides an optional three-year phase-in period for the Day One adverse regulatory capital effects upon adopting this standard. The impact of the final rule on the Company and the Bank will depend in part on whether we elect to phase in the impact of the standard over a three-year period. The standard is likely to have a negative impact, potentially materially, to the allowance and capital upon adoption in 2020; however, we are still evaluating its anticipated impact. It is also possible that our ongoing reported earnings and lending activity will be negatively impacted in periods following adoption of this ASU.

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

We have identified control deficiencies in our financial reporting process and for which remediation was still in process as of December 31, 2018. These control deficiencies contributed to the restatement of the audited Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 and the unaudited financial statements included in certain of our previously filed Quarterly Reports on Form 10-Q. See Part II, Item 9A in this Form 10-K. We have initiated certain measures, including increasing the number of employees on, and the expertise of, our financial reporting team, and the enhancement of our model risk management framework and documentation process to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Failure to satisfy obligations associated with public securities filings may have adverse regulatory, economic, and reputational consequences.

We filed our Annual Report on Form 10-K for 2015 and certain Quarterly Reports on Form 10-Q in 2016 after the time periods prescribed by the SEC’s regulations. Those failures to file our periodic reports within the time periods prescribed by the SEC, among other consequences, resulted in the suspension of our eligibility to use Form S-3 registration statements until we timely filed our SEC periodic reports for a period of 12 months. We timely filed our SEC periodic reports for 12 consecutive months as of November 13, 2017. If in the future we are not able to file our periodic reports within the time periods prescribed by the SEC, among other consequences, we would be unable to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 consecutive months. Our inability to use Form S-3 registration statements would increase the time and resources we need to spend if we choose to access the public capital markets.

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

•
The obligations associated with being a public company require significant resources and management attention, which increases the costs of SC's operations and may divert focus from business operations. As a result of its initial public offering ("IPO"), SC is now required to remain in compliance with the reporting requirements of the SEC and the NYSE, maintain corporate infrastructure required of a public company, and incur significant legal and financial compliance costs, which may divert SC management’s attention and resources from implementing its growth strategy.

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

SC’s ability to realize the full strategic and financial benefits of its relationship with FCA depends in part on the successful continued development of its Chrysler Capital business, which requires a significant amount of management's time and effort as well as continued cooperation from FCA. If FCA exercises its equity option, if the Chrysler Agreement (or FCA's limited exclusivity obligations thereunder) were to terminate, if FCA seeks to significantly change its business relationship with SC, or if SC otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to SHUSA's and SC’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of SHUSA's and SC’s portfolio, liquidity, funding and growth, and SHUSA's and SC's ability to implement its business strategy could be materially adversely affected. The Company has $1.0 billion of goodwill assigned to the SC reporting unit from the 2014 Change in Control of SC. It is possible that changes to the Chrysler Agreement may trigger a goodwill impairment evaluation, which could require the goodwill to be written down if SC's financial condition is materially adversely affected. In addition, the Company has a $65.0 million Chrysler relationship intangible, which may require an impairment evaluation if there are adverse changes to the Chrysler Agreement.

On July 11, 2018 FCA and SC entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party under the Chrysler Agreement until December 31, 2018. FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2018, the Company utilized 787 buildings that occupy a total of 6.3 million square feet, including 196 owned properties with 1.5 million square feet, 469 leased properties with 3.4 million square feet, and 122 sale-and-leaseback properties with 1.5 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. This location is leased by SC.

Eleven major buildings serve as the headquarters or house significant operational and administrative functions, and are : Operations Center - 2 Morrissey Boulevard, Dorchester, Massachusetts-Leased; Call Center and Operations and Loan Processing Center-Santander Way; 95 Amaral Street, Riverside, Rhode Island-Leased; SHUSA/SBNA Administrative Offices-75 State Street, Boston, Massachusetts-Leased; Call Center and Operations and Loan Processing Center-450 Penn Street, Reading; Pennsylvania-Leased; Loan Processing Center-601 Penn Street; Reading, Pennsylvania-Owned; Operations and Administrative Offices-1130 Berkshire Boulevard, Wyomissing, Pennsylvania-Owned; Operations and Administrative Offices-1401 Brickell Avenue, Miami, Florida-Owned; Operations and Administrative Offices - San Juan, Puerto Rico-Leased; Computer Data Center - Hato Rey, Puerto Rico-Leased; SAM Administrative Offices-Guaynabo Puerto Rico-leased; and SC Administrative Offices-1601 Elm Street, Dallas, Texas-Leased.

The majority of these eleven properties of the Company identified above are utilized for general corporate purposes. The remaining 776 properties consist primarily of bank branches and lending offices. Of the total number of buildings, the Bank has 627 retail branches, and BSPR has 27 retail branches.

For additional information regarding the Company's properties refer to Note 6 - "Premises and Equipment" and Note 20 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Refer to Note 15 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service (“IRS”) and Note 20 to the Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

At February 28, 2019, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2018, 2017, or 2016.

During the year ended, December 31, 2018 and 2017, the Company declared and paid cash dividends of $410.0 million and $10.0 million, respectively, to its shareholder. The Company did not pay any cash dividends on its common stock in 2016.

Refer to the "Liquidity and Capital Resources" section in Item 7 of the MD&A for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2018 (1)	2017 (1)	2016 (1)	2015	2014
Balance Sheet Data
Total assets	$135,634,285	$128,274,525	$138,360,290	$141,106,832	$132,839,460
Loans HFI, net of allowance	83,148,738	76,795,794	82,005,321	83,779,641	81,961,652
Loans held-for-sale	1,283,278	2,522,486	2,586,308	3,190,067	294,261
Total investments (2)	15,189,024	16,871,855	19,415,330	22,768,783	18,083,235
Total deposits and other customer accounts	61,511,380	60,831,103	67,240,690	65,583,428	62,148,002
Borrowings and other debt obligations (2)(3)	44,953,784	39,003,313	43,524,445	49,828,582	40,381,582
Total liabilities	111,787,053	104,583,693	115,981,532	119,259,732	107,919,751
Total stockholder's equity (4)	23,847,232	23,690,832	22,378,758	21,847,100	24,919,709
Summary Statement of Operations
Total interest income	$8,069,053	$7,876,079	$7,989,751	$8,137,616	$7,330,742
Total interest expense	1,724,203	1,452,129	1,425,059	1,236,210	1,087,642
Net interest income	6,344,850	6,423,950	6,564,692	6,901,406	6,243,100
Provision for credit losses (5)	2,339,898	2,759,944	2,979,725	4,079,743	2,459,998
Net interest income after provision for credit losses	4,004,952	3,664,006	3,584,967	2,821,663	3,783,102
Total non-interest income (6)	3,244,308	2,901,253	2,755,705	2,905,035	5,059,462
Total general, administrative and other expenses (7)	5,832,325	5,764,324	5,386,194	9,381,892	4,135,346
Income/(loss) before income taxes	1,416,935	800,935	954,478	(3,655,194)	4,707,218
Income tax provision/(benefit) (8)	425,900	(157,040)	313,715	(599,758)	1,673,123
Net income / (loss) (10)	$991,035	$957,975	$640,763	$(3,055,436)	$3,034,095
Selected Financial Ratios (9)
Return on average assets	0.76%	0.71%	0.45%	(2.18)%	2.46%
Return on average equity	4.11%	4.10%	2.88%	(11.98)%	12.95%
Average equity to average assets	18.37%	17.39%	15.67%	18.15%	18.99%
Efficiency ratio	60.82%	61.81%	57.79%	95.67%	36.59%

(1)
On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with Accounting Standards Codification ("ASC") 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. On July 1, 2017, an additional Santander subsidiary, Santander Financial Services, Inc. (“SFS”), a finance company located in Puerto Rico, was transferred to the Company. On July 2, 2018, an additional Santander subsidiary, Santander Asset Management LLC ("SAM"), an investment adviser located in Puerto Rico, was transferred to the Company. SFS and SAM are entities under common control of Santander; however, their results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company on both an individual and aggregate basis. As a result, the Company has reported the results of SFS on a prospective basis beginning July 1, 2017 and the results of SAM on a prospective basis beginning July 1, 2018. Refer to Note 1 for additional information.

(2)
The decreases in Total investments and corresponding decreases in Borrowings and other debt obligations from 2016 to 2017 and 2015 to 2016 were primarily driven by the use of proceeds from the sales of investment securities to repurchase and pay off its outstanding borrowings.

(3)	The increase in Borrowings and other debt obligations from 2014 to 2015 was primarily a result of the Company funding the growth of the loan portfolio and operating lease portfolio.

(4)	The decrease in Stockholder's Equity from 2014 to 2015 reflects the goodwill impairment recorded of $4.5 billion in 2015.

(5)
The decrease in the Provision for credit losses from 2017 to 2018 was primarily due to lower net charge-offs on the RIC portfolio, accompanied by a recovery on the purchased RIC portfolio and lower provision on the originated RIC portfolio and a lower provision on the commercial loan portfolio. The decrease from 2015 to 2016 was primarily due to significantly lower provision on the purchased RIC portfolio, accompanied by slightly lower net charge-offs across the total loan portfolio. The increase from 2014 to 2015, was primarily due to the build up of the reserve on the growing originated RIC portfolio and increased net charge-offs.

(6)
The increase in Non-interest income from 2017 to 2018 is primarily attributed to an increase in lease income corresponding to the growth of the operating lease portfolio. Non-interest income in 2014 includes a one-time $2.4 billion gain on acquisition, which was related to the Change in Control.

(7)
General, administrative, and other expenses increased annually between 2016 and 2018, primarily due to growth in compensation and benefits and lease expense, driven by corresponding growth of the operating lease portfolio. In 2015, this line included a $4.5 billion goodwill impairment charge on SC.

(8)
Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on the Company's income taxes. The income tax benefit in 2017 was due to the impact of the TCJA, resulting in a tax benefit to the Company. The income tax benefit in 2015 was primarily the result of the release of the deferred tax liability in conjunction with the goodwill impairment charge. The higher income tax provision in 2014 was primarily attributable to the deferred tax expense recorded on the gain from the Change in Control.

(9)	For the calculation components of these ratios, see the Non-GAAP Financial Measures section of the MD&A.

(10)
Includes net income/(loss) attributable to non-controlling interest ("NCI") of $283.6 million, $405.6 million, $277.9 million, $(1.7) billion, and $464.6 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 69.9% (as of February 21, 2019) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the Securities and Exchange Commission (the “SEC”).

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

Chrysler Capital

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand ("Chrysler Capital"), These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. RICs and vehicle leases entered into with FCA customers under the Chrysler Agreement represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new RICs and vehicle leases entered into with FCA customers as well as dealer loans. Refer to Note 20 for additional details.

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, subject to FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs'") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the Chrysler agreement, including SC's failure to meet target penetration rates, could result in the agreement being terminated. SC did not meet these penetration rates. Chrysler Capital continues to be a focal point of the Company's and SC's strategy,

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

and SC continues to work with FCA to improve penetration rates. SC's average penetration rate for the year ended December 31, 2018 was 30%, an increase from 18% in 2017.

In June 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it would consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing financial services contemplated by the Chrysler Agreement. In addition, in July 2018 FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party under the Chrysler Agreement until December 31, 2018.

FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business. Although the likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined, termination of the Chrysler Agreement, or a significant change in the business relationship between SC and FCA, could materially adversely affect SC's and SHUSA's operations, including the origination of receivables through the Chrysler Capital portion of SC's business and the servicing of Chrysler Capital receivables. Moreover, there can be no assurance that SC could successfully or timely implement any such transaction without significant disruption of its operations or restructuring, or without incurring additional liabilities, which could involve significant expense to the Company and have a adverse effect on its business, financial condition and results of operations.

As of December 31, 2018, the Company had a $65.0 million Chrysler relationship intangible. The intangible is related to the upfront fee paid to Chrysler in May 2013. A significant change to the Chrysler Agreement could potentially be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee should be deemed impaired.

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

SC has dedicated financing facilities in place for its Chrysler Capital business. During the year ended December 31, 2018, SC originated more than $7.9 billion in Chrysler Capital loans, which represented 46% of its total RIC originations (unpaid principal balance ("UPB")), with an approximately even share between prime and non-prime, as well as more than $9.7 billion in Chrysler Capital leases. Since its May 2013 launch, Chrysler Capital has originated more than $53.1 billion in retail loans and $33.3 billion in leases, and facilitated the origination of $3.0 billion (excluding the SBNA RIC origination program) in leases and dealer loans for the Bank. As of December 31, 2018, SC's carrying value of its auto RIC portfolio consisted of $9.0 billion of Chrysler Capital loans, which represents 36% of SC's carrying value of its auto RIC portfolio.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it has provided other consumer finance products.

SC periodically sells consumer RICs through these flow agreements and, when market conditions are favorable, accesses the asset-backed securities ("ABS") market through securitizations of consumer RICs. SC typically retains servicing of loans and leases sold or securitized, and may also retain some residual risk in sales of leases. SC has also entered into an agreement with a third party whereby SC will periodically sell charged-off loans.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the fourth quarter of 2018, unemployment continued to decrease and the preliminary gross domestic product ("GDP") growth rate slowed slightly from the prior quarter. Year to date market results ended down overall, primarily driven by third quarter volatility which continued into the fourth quarter.

The unemployment rate at December 31, 2018 was down to 3.9% compared to 4.0% at September 30, 2018, and was lower compared to 4.1% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in professional and business services, healthcare, transportation, and warehousing.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bureau of Economic Analysis ("BEA") initial estimate indicates that real GDP grew at an annualized rate of 2.6% for the fourth quarter of 2018, compared to 3.4% for the third quarter of 2018. Growth continued to be driven by increases in personal consumption expenditures, nonresidential fixed investment, exports, and federal government spending. This was offset by decreases to spending in residential fixed investment and state and local government, as well as increased imports.

Market year-to-date returns for the following indices based on closing prices at December 31, 2018 were:

December 31, 2018
Dow Jones Industrial Average	(5.6)%
Standard & Poor's ("S&P") 500	(6.2)%
NASDAQ Composite	(3.9)%

At its December 2018 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 2.25%-2.50%, reflecting that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Overall inflation remains below the targeted rate of 2.0%.

The ten-year Treasury bond rate at December 31, 2018 was 2.69%, up from 2.40% at December 31, 2017. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

For the third quarter of 2018, mortgage originations increased approximately 1.1% over the prior quarter and 6.7% year-over-year. Mortgage originations for home purchases increased 3.6% quarter-over-quarter while they increased 3.4% from the third quarter last year. Mortgage originations from refinancing activity decreased 5.9% from the second quarter of 2018 and 28.5% from the third quarter of last year. These rates are representative of U.S. national average mortgage origination activity.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively flat since that time. NPLs for U.S. commercial banks were approximately 0.98% of loans using the latest available data, which was as of the third quarter of 2018, compared to 1.17% for the prior quarter.

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

Credit Rating Actions

The following table presents Moody's Investors Service, Inc. (“Moody’s”), S&P and Fitch credit ratings for the Bank, and BSPR, SHUSA, Santander, and the Kingdom of Spain, as of December 31, 2018:

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

During the fourth quarter of 2018, Puerto Rico’s economic conditions continued to improve, assisted by several proceedings under the PROMESA to restructure its outstanding obligations and those of certain of its instrumentalities. As part of the reconstruction process post-Hurricane Irma and Hurricane Maria, Puerto Rico is expected to receive $82 billion in federal relief fund and insurance payouts during the next 10-15 years. Access to this funding is instrumental to restore economic growth in the short term while the government works toward the implementation of structural reform to foster sustainable economic growth in the long term. So far, the partial disbursement of the federal relief funding and insurance is having a positive effect on the economy. The Economic Development Bank Economic Activity Index shows that the island’s economic activity increased 1.5% during 2018 when compared to 2017. The unemployment rate of 8.3% in December 2018 was one of the lowest in decades, while 6,700 jobs were created year-over-year. Other indicators are improving as well: the sale of housing units rose 23% in 2018 versus 2017, the sale of new automobiles continued increasing and tax revenue collections rose by $611.7 million to $3.5 billion from the second half of 2018 versus the same period in 2017.

On November 29, 2018, the Puerto Rico Fiscal Agency and Financial Advisory Authority and the Government Development Bank (“GDB”) announced the closing of the GDB restructuring process under Title VI of PROMESA, resulting in the first closure of a public debt restructuring process. During 2018, the U.S. District Court approved the adjustment plan for the Puerto Rico Urgent Interest Fund Corporation's debt restructuring process under Title III of PROMESA. The plan, already approved by the FOB and Puerto Rico’s legislature, contemplates the payment of $400 million annually in debt service in 2019 and up to $1,000 million annually in 2041.

On December 10, 2018, the Governor of Puerto Rico signed Act 257-2018 PR Tax Reform which includes, among the most significant changes to the Puerto Rico Internal Revenue Code, (i) a decrease in the corporate tax rate from 39% to 37.5, effective for taxable years beginning after December 31, 2018, (ii) a decrease from $500 to $25 on the amount paid or credited as interest subject to withholding, (iii) an increase to 90% of the limit on the deduction of net operating losses, (iv) an increase in the withholding rate on payments on account of services rendered from 7% to 10%, and (v) exemption of business-to-business retention to entities with business volume over $200,000.
Although as of the date hereof the FOB has sought to use the restructuring authority provided by PROMESA, limited to certain Commonwealth instrumentalities, the FOB may use the restructuring authority of Title III or Title VI of PROMESA for others, including its municipalities, in the future. Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico public sector exposure.
Although BSPR has a diversified loan portfolio, it continues with efforts to de-risk the portfolio, with credit risk indicators improving significantly year-over-year and surpassing budgeted targets. The lending strategy with respect to the public sector has been to enter into commitments with a short-term maturity, payment priority, and/or strong guarantees as well as with adequate profitability. Such commitments to the public sector amounted approximately to $265 million ($57 million of agencies and public corporations and $208 million of municipalities) and $293 million ($74 million of agencies and public corporations and $219 million of municipalities) as of December 31, 2018 and 2017, respectively, which represent 16% of BSPR's commercial loan portfolio for both periods. A substantial portion of BSPR’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment, fixed income investment or real estate. For agencies and public corporations, guarantees are mainly mortgages, securities and standby letter of credits from low-risk multinational entities. In the case of municipalities, the main sources of income are from the Municipal Revenue Collection Center for property taxes and from the Secretary of the Treasury for sales and use taxes. In most cases, these are “general obligations” of a municipality, to which the municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. As of December 31, 2018 and 2017, $25 million, or 9%, and $40 million, or 13%, respectively, of commercial loans granted to the public sector mature in one year or less.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas. SC, headquartered in Dallas, Texas, BSI, headquartered in Miami, Florida, and Santander BanCorp, BSPR and SSLLC subsidiaries in Puerto Rico were most directly affected by these hurricanes.  In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in BSPR returning to normal operations.

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's allowance for loan and lease losses (“ALLL") had approximately $25.0 million of reserves specifically related to the hurricanes at December 31, 2018 compared to $110 million at December 31, 2017. Approximately $50.0 million of the decrease in the qualitative allowance related to the hurricanes has been offset by an increase in model and specific reserves to other portfolios requiring additional allowance, including the municipality, commercial, and residential loan portfolios in Puerto Rico. The remaining hurricane reserve at December 31, 2018 is a specific reserve recorded for a commercial loan located in Puerto Rico.

See Note 20 to the Consolidated Financial Statement for a discussion of FINRA arbitration claims and class action litigation to which the Company and its affiliates are subject as a result of the sale of Puerto Rico bonds and closed-end funds.

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including the Bank and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent and shareholders. The Company is regulated on a consolidated basis by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), including the Federal Reserve Bank (the "FRB") of Boston, and the Consumer Financial Protection Bureau (the "CFPB"). The Company's banking and bank holding company subsidiaries are further supervised by the Federal Deposit Insurance Corporation (the "FDIC") and the Office of the Comptroller of the Currency (the “OCC”). As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB. Santander BanCorp and BSPR also are supervised by the Puerto Rico Office of the Commissioner of Financial Institutions.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Economic Growth Act

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act") was signed into law. The Economic Growth Act scales back certain requirements of the DFA, primarily benefiting banks with $10 billion or less in assets, but also reducing regulatory requirements and modifying the enhanced supervision and EPS that may benefit certain mid-sized and larger BHCs and financial institutions. The Company applied the change during the fourth quarter of 2018, which impacted highly volatile acquisition, development and construction ("HVADC") loans and resulted in an insignificant impact to RWA and the risk-based ratios.

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

A capital conservation buffer of 2.5% above these minimum ratios was being phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until the buffer reached 2.5% on January 1, 2019. This buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and will defer the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspend the risk-weighting to 100 percent for deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  In addition, the regulatory agencies issued a secondary proposal in 2017 to further revise the capital rule by introducing new treatment of high volatility acquisition, development and construction loans, and by modifying the calculation for minority interest includible within capital, for which the regulators have not released a final decision.  In 2018, the regulatory agencies issued an additional proposal that would revise the definition of high volatility commercial real estate exposures.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2018, the Bank met the criteria to be classified as “well-capitalized.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On April 10, 2018, the Federal Reserve issued a notice of proposed rulemaking ("NPR") seeking comment on a proposal to simplify capital rules for large banks.  If finalized as proposed, the NPR would eliminate the quantitative objection in CCAR and replace the capital conservation buffer. The capital conservation buffer would be replaced with a new stress capital buffer ("SCB"). The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The proposal would result in new regulatory capital minimums which are equal to 4.5% CET1 plus the SCB, any globally systemically important bank ("GSIB") surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. These new minimums would be firm-specific and would trigger restrictions on capital distributions and discretionary bonuses in the event a firm falls below their new minimums. Firms would still submit a capital plan annually and, absent prior Federal Reserve approval, would continue to be limited to the capital distributions included in their capital plan. Supervisory expectations for capital planning processes would not change under the proposal. The Company is still evaluating the impact this proposed rule would have on its financial position, results of operations and disclosures.

Stress Testing and Capital Planning

The DFA also requires certain banks and BHCs, including the Company, to perform a stress test and submit a capital plan to the Federal Reserve and receive a notice of non-objection before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. In June 2018, the Company announced that the Federal Reserve did not object to the planned capital actions described in the Company’s capital plan through June 30, 2019. In February 2019, the Federal Reserve announced that SHUSA, as well as other less complex firms, would receive a one-year extension of the requirement to submit its capital plan until April 5, 2020. The Federal Reserve also announced that, for the period beginning July 1, 2019 through June 30, 2020, the Company would be allowed to make capital distributions up to the amount that would have allowed it to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in the Company’s regulatory capital ratios since the Federal Reserve acted on the 2018 Capital Plan. The Company continues to evaluate its planned capital actions.

Liquidity Rules

In September 2014, the Federal Reserve, the FDIC, and the OCC finalized a rule to implement the Basel III liquidity coverage ratio (the “LCR”) for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. This rule implements a phased implementation approach under which the most globally important covered companies (more than $700 billion in assets) and large regional financial institutions ($250 billion to $700 billion in assets) were required to begin phasing-in the LCR requirements in January 2015. Smaller covered companies (more than $50 billion in assets), such as the Company, were required to calculate the LCR monthly beginning January 2016. In November 2015, the Federal Reserve published a revised final LCR rule. Under this revision, the Company was required to calculate the modified US LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 and is required to satisfy a minimum US LCR requirement of 100%. We are required to disclose elements under this final rule for quarterly periods ending after October 1, 2018, which can be found on our website at https://www.santanderus.com/us/investorshareholderrelations. At December 31, 2018, SHUSA's US LCR was above 100%.

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

Resolution Planning

The DFA requires all BHCs and FBOs with assets of $50 billion or more to prepare and regularly update resolution plans ("165(d) Resolution Plan"). The resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) Resolution Plan was submitted to the Federal Reserve and FDIC in December 2018. In addition, under amended Federal Deposit Insurance Act (“FDI Act”) rules, the Insured Depository Institution ("IDI") Resolution Plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The most recent IDI Resolution Plan was submitted to the FDIC in June 2018. SHUSA and SBNA are currently awaiting feedback.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total Loss-Absorbing Capacity (“TLAC")

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

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of LTD and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its risk-weighted assets ("RWAs") or 9% of its total consolidated assets in the form of TLAC, of which 6% of its RWAs or 3.5% of total consolidated assets must consist of LTD. In addition, SHUSA must maintain a TLAC buffer composed solely of CET1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. The TLAC Rule became effective on January 1, 2019.

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

Risk Retention Rule

In December 2014, the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of asset-backed securities ("ABS") to retain at least five percent of the credit risk of the assets collateralizing ABS. Compliance with the rule with respect to ABS collateralized by residential mortgages was required beginning in December 2015. Compliance with the rule with regard to all other classes of ABS was required beginning in December 2016. SHUSA, primarily through SC, is an active participant in the structured finance markets and began to comply with the retention requirements effective in December 2016.

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

In February 2016, the CFPB issued a supervisory letter relating to its investigation of SC’s compliance systems, Board and senior management oversight, consumer complaint handling, marketing of guaranteed auto protection ("GAP") coverage and loan deferral disclosure practices. SC subsequently received a series of CIDs from the CFPB requesting information and testimony regarding SC’s marketing of GAP coverage and loan deferral disclosure practices. In November 2018, SC entered into a voluntary settlement with the CFPB under which the CFPB entered a consent order against SC in an administrative proceeding captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 2018-BCFP-0008. In the consent order the CFPB found, among other things, that SC violated the Consumer Financial Protection Act of 2010 (the "CFPA") in its marketing of GAP coverage and in certain of its loan deferral disclosure practices. Without admitting or denying the findings, SC agreed to pay a civil penalty of $2.5 million to the CFPB and to provide remediation to certain impacted customers. The consent order also requires SC to submit a comprehensive plan to the CFPB demonstrating how it will comply with the CFPA and the terms of the consent order.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2014, SC received a subpoena from the SEC commencing an investigation into the SC’s securitization practices. In June 2016, the SEC served an additional subpoena on SC requesting documents related to SC’s securitization practices as well as SC’s financial restatements. SC has produced documents responsive to these subpoenas, and the SEC has taken testimony from certain of SC’s employees.  In December 2018, the SEC and SC reached a voluntary agreement to settle the SEC's investigation under which the SEC entered a cease-and-desist order against SC in an administrative matter captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 3-18932.  According to the SEC’s order, among other things, SC failed to calculate and report its credit loss allowance for certain impaired loans in accordance with GAAP.  The SEC’s order also found that SC failed to maintain effective internal control over financial reporting, leading to SC’s financial restatements.    Without admitting or denying the findings, SC paid a civil penalty of $1.5 million in January 2019 and agreed to cease and desist from any future violations of the Exchange Act and the rules thereunder.

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

As of December 31, 2018, SSLLC had received 589 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 420 arbitration cases that remained pending as of December 31, 2018.

As a result of Hurricane Maria impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

In addition, SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180 million of Puerto Rico bonds and $101 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this annual report:

•
Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2018 were negligible relative to the overall profits of Santander.

•
Santander UK holds one savings account with a balance of £1.24 as of December 31, 2018 and one current account with a balance of £1,884.53 as of December 31, 2018, for another customer resident in the UK who is currently designated by the U.S. under the SDGT sanctions program.  The United Nations and European Union removed this customer from their equivalent sanctions lists in 2008.  The customer relationship predates the designations of the customer under these sanctions.  After identifying the U.S. sanctions issue, Santander UK confirmed the absence of any U.S. dollar payments to or from the customer's accounts, determined to put a block on the accounts and the accounts were closed on January 14, 2019.  Revenues generated by Santander UK on these accounts in the year ended December 31, 2018 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through 2018. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts through year ended December 31, 2018.

•
The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2018, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit- taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

ALLL for Loan Losses and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's ALLL and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to several estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan and lease losses takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans that have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of NPLs, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and/or could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio represents the largest asset on the Consolidated Balance Sheets. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the ALLL and reserve for unfunded lending commitments in the Consolidated Balance Sheets. A discussion of the factors driving changes in the amount of the ALLL and reserve for unfunded lending commitments for the periods presented is included in the Credit Risk Management section of this MD&A.

The ALLL includes: (i) an allocated allowance, which is comprised of allowances established on loans specifically evaluated for impairment and loans collectively evaluated for impairment, based on historical loan and lease loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Generally, the Company’s loans held for investment are carried at amortized cost, net of the ALLL. The ALLL includes the estimate of credit losses to be realized during the loss emergence period based on the recorded investment in the loan, including net discounts that are expected at the time of charge-off. In the case of loans purchased in a bulk purchase or business combination, the entire discount on the loan portfolio is considered as available to absorb the credit losses when determining the ALLL. For these loans, the Company records provisions for credit losses when incurred losses exceed the unaccreted purchase discount. Reserve levels are collectively reviewed for adequacy and approved quarterly.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Automotive Lease Assets and Residuals

The Company has significant investments in vehicles in SC's operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of leased assets.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows ("DCF"). No such impairment was recognized in 2018, 2017, or 2016.

The Company's depreciation methodology for operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) automobile manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automobile manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, the Company's depreciation expense would be negatively impacted.

Accretion of Discounts and Subvention on RICs

Loans held for investment ("LHFI") include the RIC portfolio which consists largely of nonprime automobile loans, and which are primarily acquired individually from dealers at a nonrefundable discount from the contractual principal amount. The Company also pays dealer participation on certain receivables. The amortization of discounts, subvention payments from manufacturers, and other origination costs are recognized as adjustments to the yield of the related contracts. The Company applies significant assumptions, including prepayment speeds in estimating the accretion rates used to approximate effective yield.

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

As more fully described in Note 23 to the Consolidated Financial Statements, a reporting unit is an operating segment or one level below. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2018, the reporting units with assigned goodwill were Consumer and Business Banking, Commercial Banking, CIB, and SC.

An entity's quantitative goodwill impairment analysis must be completed unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill, and that no impairment exists. An entity has an unconditional option to bypass the preceding qualitative assessment for any reporting unit in any period and proceed directly to the quantitative analysis of the goodwill impairment test.

The quantitative analysis requires a comparison of the fair value of each reporting unit to its carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, impairment is measured as the excess of the carrying amount over the fair value. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit, and cannot subsequently be reversed even if the fair value of the reporting unit recovers. The Company utilizes the market capitalization approach to determine the fair value of its SC reporting unit, as it is a publicly traded company that has a single reporting unit. Determining the fair value of the remaining reporting units requires significant valuation inputs, assumptions, and estimates.

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

The DCF method of the income approach incorporates the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic company-specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impacts the estimated fair value of the aforementioned reporting units include such items as:

•	a prolonged downturn in the business environment in which the reporting units operate;

•	an economic recovery that significantly differs from our assumptions in timing or degree;

•	volatility in equity and debt markets resulting in higher discount rates; and unexpected regulatory changes.

•	Specific to the SC reporting unit, a decrease in SC's share price would impact the fair value of the reporting segment.

Refer to the Financial Condition, Goodwill section of this MD&A for further details on the Company's goodwill, including the results of management's goodwill impairment analyses.

Fair Value Measurements

The Company uses fair value measurements to estimate the fair value of certain assets and liabilities for both measurement and disclosure purposes. Refer to Note 16 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 16 to the Consolidated Financial Statements to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. Accordingly, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis are as follows: (a) the expectation of future earnings; (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SC, based on current policies and practices of SC; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carryforwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies; and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of its operating subsidiaries and unconsolidated investees. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regard to the realizability of its deferred tax asset, including the effect of the SC transaction that occurred in 2011 and the Change in Control that occurred in the first quarter of 2014. The Company continues to forecast sufficient taxable income to fully realize its current deferred tax assets. Forecasted taxable income is subject to changes in overall market and global economic conditions.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECMEMBER 31, 2018 AND 2017

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$6,344,850	$6,423,950	$(79,100)	(1.2)%
Provision for credit losses	(2,339,898)	(2,759,944)	(420,046)	(15.2)%
Total non-interest income	3,244,308	2,901,253	343,055	11.8%
General, administrative and other expenses	(5,832,325)	(5,764,324)	68,001	1.2%
Income before income taxes	1,416,935	800,935	616,000	76.9%
Income tax provision/ (benefit)	425,900	(157,040)	582,940	371.2%
Net income	991,035	957,975	33,060	3.5%
Net income attributable to non-controlling interest	283,631	405,625	(121,994)	(30.1)%
Net income attributable to SHUSA	$707,404	$552,350	$155,054	28.1%

The Company reported pre-tax income of $1.4 billion for the year ended December 31, 2018, compared to pre-tax income of $800.9 million for the year ended December 31, 2017. Factors contributing to this change were as follows:

•
Net interest income decreased $79.1 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily due to an increase in interest expense on deposits and customer accounts as a result of higher interest rates overall and promotional rates offered during the year, and an increase in interest expense on borrowings due to higher borrowing rates, offset by an increase in interest income on loans driven by higher interest rates.

•
The provision for credit losses decreased $420.0 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily due to decline in the Company's net charge-offs, improved credit performance and stable recovery rates of the loan portfolio.

•
Total non-interest income increased $343.1 million for the year ended December 31, 2018 compared to 2017. This increase was primarily due to lease income associated with the continued growth of the lease portfolio and an increase in gain on sale of assets coming off lease.

•
Total general, administrative and other expenses increased $68.0 million for the year ended December 31, 2018 compared to 2017. This increase was primarily due to an increase in lease depreciation expense as a result of growth of the Company's leased vehicle portfolio, offset by lower compensation and benefits expenses and lower loss on debt repurchases for the year ended December 31, 2018.

•
Income tax provisions increased $582.9 million for the year ended December 31, 2018 compared to 2017. The income tax provision increased in 2018 primarily due to the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, which resulted in a significant benefit in 2017 to re-measure the net deferred tax liabilities due to the federal rate reduction.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEAR ENDED December 31, 2018 AND 2017
	2018 (1)			2017 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,342,992	$522,677	2.45%	$26,251,822	$498,734	1.90%	$23,943	$(43,686)	$67,629
LOANS(3):
Commercial loans	31,416,207	1,325,001	4.22%	32,897,457	1,216,958	3.70%	108,043	(50,931)	158,974
Multifamily	8,191,487	328,147	4.01%	8,334,329	311,068	3.73%	17,079	(5,054)	22,133
Total commercial loans	39,607,694	1,653,148	4.17%	41,231,786	1,528,026	3.71%	125,122	(55,985)	181,107
Consumer loans:
Residential mortgages	9,716,021	392,660	4.04%	8,471,891	334,463	3.95%	58,197	50,381	7,816
Home equity loans and lines of credit	5,602,240	261,745	4.67%	5,902,819	233,477	3.96%	28,268	(11,214)	39,482
Total consumer loans secured by real estate	15,318,261	654,405	4.27%	14,374,710	567,940	3.95%	86,465	39,167	47,298
RICs and auto loans	27,559,139	4,570,641	16.58%	26,881,782	4,603,561	17.13%	(32,920)	120,049	(152,969)
Personal unsecured	2,362,910	630,394	26.68%	2,500,670	619,053	24.76%	11,341	(27,823)	39,164
Other consumer(4)	526,170	37,788	7.18%	698,654	58,765	8.41%	(20,977)	(13,174)	(7,803)
Total consumer	45,766,480	5,893,228	12.88%	44,455,816	5,849,319	13.16%	43,909	118,219	(74,310)
Total loans	85,374,174	7,546,376	8.84%	85,687,602	7,377,345	8.61%	169,031	62,234	106,797
Intercompany investments	3,572	142	3.98%	10,832	626	5.78%	(484)	(330)	(154)
TOTAL EARNING ASSETS	106,720,738	8,069,195	7.56%	111,950,256	7,876,705	7.04%	192,490	18,218	174,272
Allowance for loan losses(5)	(3,835,182)			(3,954,133)
Other assets(6)	28,346,465			26,526,834
TOTAL ASSETS	$131,232,021			$134,522,957
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$9,116,631	$40,355	0.44%	$10,138,818	$23,560	0.23%	$16,795	$(2,084)	$18,879
Savings	5,887,341	12,325	0.21%	5,888,011	11,004	0.19%	1,321	(1)	1,322
Money market	25,308,245	248,683	0.98%	25,403,882	132,993	0.52%	115,690	(497)	116,187
CDs	5,989,993	87,765	1.47%	6,592,535	73,487	1.11%	14,278	(5,603)	19,881
TOTAL INTEREST-BEARING DEPOSITS	46,302,210	389,128	0.84%	48,023,246	241,044	0.50%	148,084	(8,185)	156,269
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	2,066,575	53,674	2.60%	4,258,450	65,294	1.53%	(11,620)	(18,987)	7,367
Other borrowings	38,152,038	1,281,401	3.36%	37,983,865	1,145,791	3.02%	135,610	5,126	130,484
TOTAL BORROWED FUNDS (7)	40,218,613	1,335,075	3.32%	42,242,315	1,211,085	2.87%	123,990	(13,861)	137,851
TOTAL INTEREST-BEARING FUNDING LIABILITIES	86,520,823	1,724,203	1.99%	90,265,561	1,452,129	1.61%	272,074	(22,046)	294,120
Noninterest bearing demand deposits	15,117,229			15,629,718
Other liabilities(8)	5,490,385			5,239,268
TOTAL LIABILITIES	107,128,437			111,134,547
STOCKHOLDER’S EQUITY	24,103,584			23,388,410
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$131,232,021			$134,522,957

NET INTEREST SPREAD (9)			5.57%			5.43%
NET INTEREST MARGIN (10)			5.95%			5.74%
NET INTEREST INCOME (11)		$6,344,850			$6,423,950
			1.23x			1.24x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$137,753	$86,205	$51,548	59.8%
Investments available-for-sale ("AFS")	297,557	352,601	(55,044)	(15.6)%
Investments held-to-maturity ("HTM")	68,525	38,609	29,916	77.5%
Other investments	18,842	21,319	(2,477)	(11.6)%
Total interest income on investment securities and interest-earning deposits	522,677	498,734	23,943	4.8%
Interest on loans	7,546,376	7,377,345	169,031	2.3%
Total interest income	8,069,053	7,876,079	192,974	2.5%
INTEREST EXPENSE:
Deposits and customer accounts	389,128	241,044	148,084	61.4%
Borrowings and other debt obligations	1,335,075	1,211,085	123,990	10.2%
Total interest expense	1,724,203	1,452,129	272,074	18.7%
NET INTEREST INCOME	$6,344,850	$6,423,950	$(79,100)	(1.2)%

Net interest income decreased $79.1 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily due to an increase in interest expense on deposits and customer accounts due to higher interest rates overall and rate promotions offered during the period, and an increase in interest expense on borrowings due to higher borrowing rates, offset by an increase in interest income on loans driven by higher interest rates.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $23.9 million for the year ended December 31, 2018 compared to 2017. The average balances of investment securities and interest-earning deposits for the year ended December 31, 2018 were $21.3 billion with an average yield of 2.45% compared to an average balance of $26.3 billion and an average yield of 1.90% for the year ended December 31, 2017. The increase in interest income on investment securities and interest-earning deposits for the year ended December 31, 2018 was primarily due to an increase in the average yield on interest-earning deposits resulting from continued increases in the federal funds rate and increases in the average yield on investments HTM, offset by a decrease in the average balance and average yield on AFS investments.

Interest Income on Loans

Interest income on loans increased $169.0 million for the year ended December 31, 2018, compared to 2017. This increase was primarily due to an increase in the residential mortgage and RIC and auto loan portfolios. The average balance of total loans was $85.4 billion with an average yield of 8.84% for the year ended December 31, 2018 compared to $85.7 billion with an average yield of 8.61% for the year ended December 31, 2017. The decrease in the average balance of total loans of $313.4 million for 2018 was primarily due to a decline in the average balance of the commercial loan portfolio of $1.6 billion, offset by an increase in average consumer loans of $1.3 billion. The decrease in the average balance of the commercial loan portfolio was due to the Company's exit from the Commercial Mortgage Warehouse portfolio during 2018 and efforts to reduce risk exposure in the loan portfolio.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $148.1 million for the year ended December 31, 2018 compared to 2017. The increase was primarily due to overall higher interest rates and higher promotional rates offered to customers during the year. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base. The average balances of total interest-bearing deposits was $46.3 billion with an average cost of 0.84% for the year ended December 31, 2018, compared to an average balance of $48.0 billion with an average cost of 0.50% for the year ended December 31, 2017.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $124.0 million for the year ended December 31, 2018, compared to 2017. The increase in interest expense on borrowed funds was due to higher interest rates being paid during 2018. The average balances of total borrowings was $40.2 billion with an average cost of 3.32% for the year ended December 31, 2018, compared to an average balance of $42.2 billion with an average cost of 2.87% for the year ended December 31, 2017. The average balance of borrowed funds decreased in December 31, 2018 compared to December 31, 2017, primarily due to a decrease in FHLB advances as a result of maturities and terminations and repurchases of outstanding notes.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the year ended December 31, 2018 was $2.3 billion compared to $2.8 billion for 2017. The decrease for the year ended December 31, 2018 was primarily due to stabilizing credit performance for non-TDR loans and recovery rates for the RIC and auto loan portfolio.

	Year Ended December 31,		Year To Date Change
(in thousands)	2018	2017	Dollar	Percentage
ALLL, beginning of period	$3,994,887	$3,814,464	$180,423	4.7%
Charge-offs:
Commercial	(108,750)	(144,002)	35,252	(24.5)%
Consumer	(4,974,547)	(4,891,383)	(83,164)	1.7%
Total charge-offs	(5,083,297)	(5,035,385)	(47,912)	1.0%
Recoveries:
Commercial	60,140	37,999	22,141	58.3%
Consumer	2,572,607	2,401,614	170,993	7.1%
Total recoveries	2,632,747	2,439,613	193,134	7.9%
Charge-offs, net of recoveries	(2,450,550)	(2,595,772)	145,222	(5.6)%
Provision for loan and lease losses (1)	2,352,793	2,770,556	(417,763)	(15.1)%
Other(2):
Commercial	—	356	(356)	(100.0)%
Consumer	—	5,283	(5,283)	(100.0)%
ALLL, end of period	$3,897,130	$3,994,887	$(97,757)	(2.4)%
Reserve for unfunded lending commitments, beginning of period	$109,111	$122,418	$(13,307)	(10.9)%
Release of reserves for unfunded lending commitments (1)	(12,895)	(10,612)	(2,283)	21.5%
Loss on unfunded lending commitments	(716)	(2,695)	1,979	(73.4)%
Reserve for unfunded lending commitments, end of period	95,500	109,111	(13,611)	(12.5)%
Total ACL, end of period	$3,992,630	$4,103,998	$(111,368)	(2.7)%

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

(2)	Includes transfers in for the period ending December 31, 2017 related to the contribution of SFS to SHUSA.

The Company's net charge-offs decreased $145.2 million for the year ended December 31, 2018 compared to 2017.

Consumer charge-offs increased $83.2 million for the year ended December 31, 2018, compared to 2017. This increase was primarily comprised of a $86.4 million increase in RIC and consumer auto loan charge-offs, offset by a $2.7M decrease in charge-offs for consumer loans in Puerto Rico.

Consumer recoveries increased $171.0 million for the year ended December 31, 2018, compared to 2017. This increase was comprised of a $172.0 million increase in RIC and consumer auto loan recoveries and a $1.0 million increase in consumer recoveries in Puerto Rico, offset by $2.3 million decrease in home mortgage recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 5.2% for the year ended December 31, 2018, compared 5.6% in 2017.

Commercial charge-offs decreased $35.3 million for the year ended December 31, 2018, compared to 2017. This decrease was comprised of a $22.8 million decrease in Commercial Banking charge-offs, a $6.5 million decrease in Middle Market CRE charge-offs, a $6.8 million decrease in commercial fleet charge-offs, and a $10.6 million decrease in charge-offs for commercial loans in Puerto Rico, offset by a $11.9M increase in Continuing Care Retirement Community charge-offs.

Commercial recoveries increased $22.1 million for the year ended December 31, 2018 compared to 2017. This increase was comprised of an $18.9 million increase in Corporate Banking recoveries, and a $6.0 million increase in Continuing Care Retirement Communities recoveries, partially offset by a $2.1 million decrease in commercial fleet recoveries, and a $1.8 million decrease in Middle Market CRE recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, was less than 0.12% for the year ended December 31, 2018, compared to 0.26% for the year ended December 31, 2017.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Consumer fees	$413,934	$442,483	$(28,549)	(6.5)%
Commercial fees	154,213	173,955	(19,742)	(11.3)%
Lease income	2,375,596	2,017,775	357,821	17.7%
Miscellaneous income, net	307,282	269,484	37,798	14.0%
Net losses recognized in earnings	(6,717)	(2,444)	(4,273)	(174.8)%
Total non-interest income	$3,244,308	$2,901,253	$343,055	11.8%

Total non-interest income increased $343.1 million for the year ended December 31, 2018 compared to 2017. The increase for the year ended December 31, 2018 was primarily due to an increase in lease income. This increase was partially offset by decreases in consumer and commercial loan fees due to the reduction of loans serviced by the Company.

Consumer fees

Consumer fees decreased $28.5 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily due to a decrease in loan fee income, which was attributable to a reduction in loans serviced by the Company as a result of loan sales and payoffs in 2018. This decrease was partially offset by an increase in consumer insurance-related fees.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $19.7 million for the year ended December 31, 2018 compared to in 2017. This decrease was primarily due to lower commercial deposit fee income.

Lease income

Lease income increased $357.8 million for the year ended December 31, 2018 compared to 2017. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $12.3 billion for the year ended December 31, 2018, compared to $10.1 billion during 2017.

Miscellaneous income/(loss)

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$34,612	$56,659	$(22,047)	(38.9)%
BOLI	58,939	66,784	(7,845)	(11.7)%
Capital market revenue	165,392	195,906	(30,514)	(15.6)%
Net gain on sale of operating leases	202,793	127,156	75,637	59.5%
Asset and wealth management fees	165,765	147,749	18,016	12.2%
Loss on sale of non-mortgage loans	(351,751)	(370,289)	18,538	5.0%
Other miscellaneous income, net	31,532	45,519	(13,987)	(30.7)%
Total miscellaneous income/(loss)	$307,282	$269,484	$37,798	14.0%

Miscellaneous income increased $37.8 million for the year ended December 31, 2018 compared to 2017. This increase was primarily due to the Company's growing lease portfolio. As the lease portfolio continues to grow, the number of leases that ultimately are liquidated will correspondingly increase, which may result in an increase in the amount of net gain recognized on the sale of operating leases. This increase was partially offset by a decrease in capital markets revenue, due to lower underwriting service fees in 2018 compared to 2017.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar	Percentage
Compensation and benefits	$1,799,369	$1,895,326	$(95,957)	(5.1)%
Occupancy and equipment expenses	659,789	669,113	(9,324)	(1.4)%
Technology, outside services, and marketing expense	590,249	581,164	9,085	1.6%
Loan expense	384,899	386,468	(1,569)	(0.4)%
Lease expense	1,789,030	1,553,096	235,934	15.2%
Other expenses	608,989	679,157	(70,168)	(10.3)%
Total general and administrative expenses	$5,832,325	$5,764,324	$68,001	1.2%

Total general, administrative and other expenses increased $68.0 million for the year ended December 31, 2018 compared to 2017. Factors contributing to this increase were as follows:

•
Compensation and benefits expense decreased $96.0 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily the result of other compensation and benefits decreasing $149.0 million. This decrease was related to a reduction in severance and employee settlement payments in 2018 compared to 2017, and was offset by increase in salary expense of $57.4 million for 2018 compared to 2017. The increase in salary expense primarily related to merit increases and an increase in employees.

•
Technology, outside services, and marketing expenses increased $9.1 million for the year ended December 31, 2018 compared to 2017. Technology service expenses increased $25.4 million for the year ended December 31, 2018 compared to 2017, offset by a decrease of $19.5 million in marketing expenses for the year ended December 31, 2018 compared to 2017.

•
Lease expense increased $235.9 million for the year ended December 31, 2018 compared to 2017. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

•
Other expenses decreased $70.2 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily attributable to a $26.9 million decrease in loss on debt extinguishment, a $10.5 million decrease in impairment of goodwill, and a $113.9 million decrease in legal expenses, offset by increases in operational risk expenses of $77.8 million and trust and wealth management expenses of $18.5 million for the year ended December 31, 2018, compared to 2017.

INCOME TAX PROVISION

An income tax provision of $425.9 million was recorded for the year ended December 31, 2018, compared to an income tax benefit of $157.0 million for 2017. This resulted in an effective tax rate ("ETR") of 30.1% for the year ended December 31, 2018, compared to (19.6)% for 2017. The income tax provision increased in 2018 primarily due to the enactment of the TCJA in 2017, which resulted in a $427.3 million one-time benefit recognized in 2017 to re-measure the net deferred tax liabilities due to the federal statutory rate reduction from 35% to 21%. The reduction in the federal statutory tax rate reduced the federal tax benefit recognized for state income tax expense in 2018 compared to 2017, therefore increasing the state income tax expense, net of the federal benefit, in 2018 and the overall ETR. The 2018 ETR also increased due to increased losses of subsidiaries in Puerto Rico that have not been tax-benefited due to the history of losses at those entities.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2018 consisted of Consumer and Business Banking, Commercial Banking, CIB which was formerly known as Global Corporate Banking, and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2018, see Note 23 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$1,301,671	$1,115,169	$186,502	16.7%
Total non-interest income	308,614	356,936	(48,322)	(13.5)%
Provision for credit losses	100,523	85,115	15,408	18.1%
Total expenses	1,487,835	1,500,815	(12,980)	(0.9)%
Income/(loss) before income taxes	21,927	(113,825)	135,752	119.3%
Intersegment revenue	2,507	2,330	177	7.6%
Total assets	21,024,741	18,714,285	2,310,456	12.3%

Consumer and Business Banking reported income before income taxes of $21.9 million for the year ended December 31, 2018, compared to a loss before income taxes of $113.8 million for the year ended December 31, 2017. Factors contributing to this change were:

•
Net interest income increased $186.5 million for the year ended December 31, 2018 compared to 2017. This increase was primarily driven by deposit product margin due to interest rate increases combined with disciplined pricing. The average balance of this segment's gross loans was $18.6 billion for the year ended December 31, 2018, compared to $17.2 billion for 2017. This increase was primarily driven by an increase in residential mortgages and auto loans of $1.3 billion and $383.0 million, respectively, partially offset by a decrease in home equity loans of $278.0 million.

•
Total non-interest income decreased $48.3 million for the year ended December 31, 2018 compared to 2017, primarily driven by non-recurring gains on the sale of the Bank's branches in Brooklyn, New York in 2017.

Commercial Banking

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$639,558	$630,078	$9,480	1.5%
Total non-interest income	87,803	70,219	17,584	25.0%
(Release of) /provision for credit losses	(19,405)	29,586	(48,991)	(165.6)%
Total expenses	327,291	324,385	2,906	0.9%
Income before income taxes	419,475	346,326	73,149	21.1%
Intersegment revenue	9,420	6,137	3,283	53.5%
Total assets	25,712,309	25,318,068	394,241	1.6%

Commercial Banking reported income before income taxes of $419.5 million for the year ended December 31, 2018 compared to income before income taxes of $346.3 million for the year ended December 31, 2017. Contributing to this change were:

•
The provision for credit losses decreased $49.0 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily due to releases totaling $7.0 million for the Mortgage Warehouse portfolio, $15.6 million for the energy lending portfolio and a $23.5 million release for an asset-based lending customer paying their loan in full.

CIB

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$136,402	$153,622	$(17,220)	(11.2)%
Total non-interest income	195,210	186,749	8,461	4.5%
Provision for credit losses	9,335	33,275	(23,940)	(71.9)%
Total expenses	235,979	218,696	17,283	7.9%
Income before income taxes	86,298	88,400	(2,102)	(2.4)%
Intersegment expense	(12,362)	(8,086)	(4,276)	(52.9)%
Total assets	8,521,004	6,949,373	1,571,631	22.6%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB reported income before income taxes of $86.3 million for the year ended December 31, 2018 compared to income before income taxes of $88.4 million for 2017.

•
Total assets increased $1.6 billion for the year ended December 31, 2018 compared to 2017, primarily driven by an increase in loan balances in the global transaction banking portfolio as a result of generating business with new customers.

Other

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$239,664	$255,096	$(15,432)	(6.0)%
Total non-interest income	405,319	548,806	(143,487)	(26.1)%
Provision for credit losses	24,254	93,165	(68,911)	(74.0)%
Total expenses	887,681	955,292	(67,611)	(7.1)%
Loss before income taxes	(266,952)	(244,555)	(22,397)	(9.2)%
Intersegment revenue/(expense)	435	(381)	816	214.2%
Total assets	36,416,376	37,890,000	(1,473,624)	(3.9)%

The Other category reported a loss before income taxes of $267.0 million for the year ended December 31, 2018 compared to a loss before income taxes of $244.6 million for 2017. Factors contributing to this change were:

•	Total non-interest income decreased $143.5 million for the year ended December 31, 2018 compared to 2017, primarily related to SBNA's auto lease portfolio runoff.

•
The provision for credit losses decreased $68.9 million for the year ended December 31, 2018 compared to 2017. This decrease was primarily related to the impact of Hurricane Maria in 2017 requiring additional reserves that were not required in 2018.

•	Total expenses decreased $67.6 million for the year ended December 31, 2018 compared to 2017.

SC

The Chief Operating Decision Maker ("CODM") manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The line of business results table discloses SC's operating information on the same basis that it is reviewed by the CODM.

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2018	2017	Dollar increase/(decrease)	Percentage
Net interest income	$3,958,280	$4,114,600	$(156,320)	(3.8)%
Total non-interest income	2,297,517	1,793,408	504,109	28.1%
Provision for credit losses	2,205,585	2,363,812	(158,227)	(6.7)%
Total expenses	2,857,944	2,740,190	117,754	4.3%
Income before income taxes	1,192,268	804,006	388,262	48.3%
Total assets	43,959,855	39,402,799	4,557,056	11.6%

SC reported income before income taxes of $1.2 billion for the year ended December 31, 2018 compared to income before income taxes of $804.0 million for 2017. Contributing to this change was:

•
Total non-interest income increased $504.1 million for the year ended December 31, 2018 compared to 2017, due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar	Percentage
Net interest income	$6,423,950	$6,564,692	$(140,742)	(2.1)%
Provision for credit losses	(2,759,944)	(2,979,725)	219,781	7.4%
Total non-interest income	2,901,253	2,755,705	145,548	5.3%
General, administrative and other expenses	(5,764,324)	(5,386,194)	(378,130)	(7.0)%
Income before income taxes	800,935	954,478	(153,543)	(16.1)%
Income tax provision/(benefit)	(157,040)	313,715	(470,755)	(150.1)%
Net income (1)	$957,975	$640,763	$317,212	49.5%

(1)	Includes NCI.

The Company reported a pre-tax income of $800.9 million for the year ended December 31, 2017, compared to pre-tax income of $954.5 million for the year ended December 31, 2016. Factors contributing to this decline were as follows:

•
Net interest income decreased $140.7 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in interest income earned on loans due to declining yields on consumer loans and an increase in interest expense on Other borrowings due to the rates paid on new debt issuances.

•
Provisions for credit losses decreased $219.8 million for the year ended December 31, 2017, compared to 2016. This decrease was primarily due to a decline in loan balances, improved credit performance and stable recovery rates for the auto loan portfolio and a decrease in the Corporate Banking and Middle Market CRE portfolio provisions.

•
Total non-interest income increased $145.5 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to lease income associated with the continued growth of the lease portfolio, an increase in gain on sale of assets coming off lease, and an increase on the gain on sale of Bank branches. These were offset by a decrease in consumer and commercial loan fees due to a reduction in loans serviced by the Company for the year ended December 31, 2017.

•
Total general, administrative, and other expenses increased $378.1 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to an increase in lease depreciation expense as a result of the growth of the Company's leased vehicle portfolio and an increase in compensation expense. These increases were offset by a decrease in outside service costs for consulting and processing services and a decrease in loan servicing expense.

•
The income tax provision decreased $470.8 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to the enactment of the TCJA. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. As a result of the TCJA's enactment, GAAP required that companies re-measure their deferred tax balances as of the enactment of the legislation. During the fourth quarter of 2017, we reduced our income tax provision by $427.3 million as a result of re-measuring our net deferred tax liabilities due to the federal rate reduction.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31, 2017 AND 2016
	2017 (1)			2016 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/ Decrease	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,251,822	$498,734	1.90%	$29,287,122	$378,404	1.29%	$120,330	$(33,777)	$154,107
LOANS(3):
Commercial loans	32,897,457	1,216,958	3.70%	37,313,431	1,219,667	3.27%	(2,709)	(20,182)	17,473
Multifamily	8,334,329	311,068	3.73%	9,126,075	331,344	3.63%	(20,276)	(29,710)	9,434
Total commercial loans	41,231,786	1,528,026	3.71%	46,439,506	1,551,011	3.34%	(22,985)	(49,892)	26,907
Consumer loans:
Residential mortgages	8,471,891	334,463	3.95%	7,887,893	316,015	4.01%	18,448	23,121	(4,673)
Home equity loans and lines of credit	5,902,819	233,477	3.96%	6,076,177	219,691	3.62%	13,786	(6,015)	19,801
Total consumer loans secured by real estate	14,374,710	567,940	3.95%	13,964,070	535,706	3.84%	32,234	17,106	15,128
RICs and auto loans	26,881,782	4,603,561	17.13%	26,636,271	4,831,270	18.14%	(227,709)	45,177	(272,886)
Personal unsecured	2,500,670	619,053	24.76%	2,310,996	610,998	26.44%	8,055	35,669	(27,614)
Other consumer(4)	698,654	58,765	8.41%	910,686	82,362	9.04%	(23,597)	(18,160)	(5,437)
Total consumer	44,455,816	5,849,319	13.16%	43,822,023	6,060,336	13.83%	(211,017)	79,792	(290,809)
Total loans	85,687,602	7,377,345	8.61%	90,261,529	7,611,347	8.43%	(234,002)	29,900	(263,902)
Intercompany investments	10,832	626	5.78%	14,640	904	6.17%	(278)	(224)	(54)
TOTAL EARNING ASSETS	111,950,256	7,876,705	7.04%	119,563,291	7,990,655	6.68%	(113,950)	(4,101)	(109,849)
Allowance for loan losses(5)	(3,954,133)			(3,664,095)
Other assets(6)	26,526,834			26,022,585
TOTAL ASSETS	$134,522,957			$141,921,781
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,138,818	$23,560	0.23%	$11,682,723	$42,013	0.36%	$(18,453)	$(4,944)	$(13,509)
Savings	5,888,011	11,004	0.19%	5,956,770	12,723	0.21%	(1,719)	(186)	(1,533)
Money market	25,403,882	132,993	0.52%	25,029,571	126,417	0.51%	6,576	2,845	3,731
CDs	6,592,535	73,487	1.11%	9,738,344	95,869	0.98%	(22,382)	(37,978)	15,596
TOTAL INTEREST-BEARING DEPOSITS	48,023,246	241,044	0.50%	52,407,408	277,022	0.53%	(35,978)	(40,263)	4,285
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	4,258,450	65,294	1.53%	9,466,243	126,799	1.34%	(61,505)	(82,860)	21,355
Other borrowings	37,983,865	1,145,791	3.02%	38,042,187	1,021,238	2.68%	124,553	(1,520)	126,073
TOTAL BORROWED FUNDS (7)	42,242,315	1,211,085	2.87%	47,508,430	1,148,037	2.42%	63,048	(84,380)	147,428
TOTAL INTEREST-BEARING FUNDING LIABILITIES	90,265,561	1,452,129	1.61%	99,915,838	1,425,059	1.43%	27,070	(124,643)	151,713
Noninterest-bearing demand deposits	15,629,718			14,410,397
Other liabilities(8)	5,239,268			5,362,817
TOTAL LIABILITIES	111,134,547			119,689,052
STOCKHOLDER’S EQUITY	23,388,410			22,232,729
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$134,522,957			$141,921,781

NET INTEREST SPREAD (9)			5.43%			5.25%
NET INTEREST MARGIN (10)			5.74%			5.49%
NET INTEREST INCOME		$6,423,950			$6,564,692
Ratio of interest-earning assets to interest-bearing liabilities			1.24x			1.20x

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar	Percentage
INTEREST INCOME:
Interest-earning deposits	$86,205	$57,361	$28,844	50.3%
Investments AFS	352,601	284,796	67,805	23.8%
Investments HTM	38,609	3,526	35,083	995.0%
Other investments	21,319	32,721	(11,402)	(34.8)%
Total interest income on investment securities and interest-earning deposits	498,734	378,404	120,330	31.8%
Interest on loans	7,377,345	7,611,347	(234,002)	(3.1)%
Total interest income	7,876,079	7,989,751	(113,672)	(1.4)%
INTEREST EXPENSE:
Deposits and customer accounts	241,044	277,022	(35,978)	(13.0)%
Borrowings and other debt obligations	1,211,085	1,148,037	63,048	5.5%
Total interest expense	1,452,129	1,425,059	27,070	1.9%
NET INTEREST INCOME:	$6,423,950	$6,564,692	$(140,742)	(2.1)%

Net interest income decreased $140.7 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in interest income earned on loans and an increase in interest expense on borrowings due to higher borrowing rate.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $120.3 million for the year ended December 31, 2017 compared to 2016. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2017 was $26.3 billion with an average yield of 1.90%, compared to an average balance of $29.3 billion with an average yield of 1.29% for 2016. The increase in interest income on investment securities and interest-earning deposits for the year ended December 31, 2017 was primarily attributable to an increase of $35.1 million in interest income on investments HTM due to increased volume, and an increase of $67.8 million in interest income on investments AFS.

Interest Income on Loans

Interest income on loans decreased $234.0 million for the year ended December 31, 2017 compared to 2016, primarily due to declines in RIC rates, which comprised $272.9 million of the decrease. The average balance of total loans was $85.7 billion with an average yield of 8.61% for the year ended December 31, 2017, compared to $90.3 billion with an average yield of 8.43% for the year ended December 31, 2016. The decrease in the average balance of total loans of $4.6 billion was primarily due to a decline in the balance of the commercial loan portfolio. The average balance of commercial loans was $41.2 billion with an average yield of 3.71% for the year ended December 31, 2017, compared to $46.4 billion with an average yield of 3.34% for 2016.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $36.0 million for the year ended December 31, 2017 compared to 2016, primarily due to a decrease in average interest-bearing deposits and interest rates. The average balance of total interest-bearing deposits was $48.0 billion with an average cost of 0.50% for the year ended December 31, 2017, compared to an average balance of $52.4 billion with an average cost of 0.53% for 2016.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $63.0 million for the year ended December 31, 2017 compared to 2016. The increase in interest expense on borrowed funds was due to interest paid at a higher rate 2017. The average balance of total borrowings was $42.2 billion with an average cost of 2.87% for 2017, compared to an average balance of $47.5 billion with an average cost of 2.42% for 2016. The average balance of borrowed funds decreased from December 31, 2016, to December 31, 2017, primarily due to a decrease in FHLB advances as a result of maturities and terminations. The increase in interest expense on borrowed funds was due to the Company issuing $5.5 billion of long-term debt at higher fixed rates in 2017 to increase liquidity and meet the Federal Reserve's TLAC requirement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and an estimate of losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2017 was $2.8 billion compared to $3.0 billion for the year ended December 31, 2016. This decrease was primarily due to decreases in the overall loan portfolio resulting in a decreased ALLL and a decline in originations, stabilizing credit performance for non-TDR loans, and recovery rates for the RIC and auto loan portfolio.

	Year Ended December 31,		Year To Date Change
(in thousands)	2017	2016	Dollar	Percentage
ALLL, beginning of period	$3,814,464	$3,246,145	$568,319	17.5%
Charge-offs:
Commercial	(144,002)	(245,399)	101,397	(41.3)%
Consumer	(4,891,383)	(4,720,135)	(171,248)	3.6%
Total charge-offs	(5,035,385)	(4,965,534)	(69,851)	1.4%
Recoveries:
Commercial	37,999	86,312	(48,313)	(56.0)%
Consumer	2,401,614	2,442,921	(41,307)	(1.7)%
Total recoveries	2,439,613	2,529,233	(89,620)	(3.5)%
Charge-offs, net of recoveries	(2,595,772)	(2,436,301)	(159,471)	6.5%
Provision for loan and lease losses (1)	2,770,556	3,004,620	(234,064)	(7.8)%
Other(2):
Commercial	356	—	356	100.0%
Consumer	5,283	—	5,283	100.0%
ALLL, end of period	$3,994,887	$3,814,464	$180,423	4.7%

Reserve for unfunded lending commitments, beginning of period	$122,418	$149,021	$(26,603)	(17.9)%
(Release)/provision for unfunded lending commitments (1)	(10,612)	(24,895)	14,283	(57.4)%
(Gain)/loss on unfunded lending commitments	(2,695)	(1,708)	(987)	57.8%
Reserve for unfunded lending commitments, end of period	109,111	122,418	(13,307)	(10.9)%
Total ACL, end of period	$4,103,998	$3,936,882	$167,116	4.2%

(1)	The provision for credit losses in the Consolidated Statements of Operations is the sum of the total provision for loan and lease losses and provision for unfunded lending commitments.

(2)	Includes transfers in for the period ending December 31, 2017 related to the contribution of SFS to SHUSA.

The Company's net charge-offs increased $159.5 million for the year ended December 31, 2017 compared to 2016.

Consumer charge-offs increased $171.2 million for the year ended December 31, 2017 compared to 2016. This increase was due to a $153.7 million increase in consumer auto loan charge-offs, offset by an $8.5 million decrease in home mortgage charge-offs. Consumer recoveries decreased $41.3 million for the year ended December 31, 2017 compared to 2016. This decrease was comprised of a $38.4 million decrease in consumer auto loan recoveries and a $1.6 million decrease in other consumer loan recoveries. Consumer loan net charge-offs as a percentage of average consumer loans were 5.6% for the year ended December 31, 2017, compared to 5.2% for the year ended December 31, 2016.

Commercial charge-offs decreased $101.4 million for the year ended December 31, 2017 compared to 2016. This decrease was comprised of a $77.2 million decrease in Commercial Banking charge-offs, a $28.5 million decrease in commercial fleet charge-offs, and a $6.7 million decrease in Middle Market CRE charge-offs, offset by a $8.3 million increase in charge-offs for commercial loans in Puerto Rico. Commercial recoveries decreased $48.3 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a $12.7 million decrease in recoveries for Continuing Care Retirement Communities, a $10.9 million decrease in Corporate Banking recoveries, an $18.8 million decrease in commercial fleet recoveries, and a $4.6 million decrease in Middle Market CRE recoveries. Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were 0.26% for the year ended December 31, 2017 compared to 0.34% for the year ended December 31, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar	Percentage
Consumer fees	$442,483	$499,591	$(57,108)	(11.4)%
Commercial fees	173,955	190,248	(16,293)	(8.6)%
Lease income	2,017,775	1,839,307	178,468	9.7%
Miscellaneous income, net	269,484	169,056	100,428	59.4%
Net (losses)/gain recognized in earnings	(2,444)	57,503	(59,947)	(104.3)%
Total non-interest income	$2,901,253	$2,755,705	$145,548	5.3%

Total non-interest income increased $145.5 million for the year ended December 31, 2017 compared to the 2016. The increase for the year ended December 31, 2017 was primarily due to the increase in lease income associated with the continued growth of the lease portfolio and increases in miscellaneous income. The increase was offset by decreases in consumer loan fees due to the reduction in loans serviced by the Company, as well as a decrease in net gains recognized in earnings.

Consumer Fees

Consumer fees decreased $57.1 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in loan fee income, which was attributable to a reduction in loans serviced by the Company due to loan sales and payoffs and lower reserve recourse releases in 2017. This was partially offset by an increase in consumer deposit fees for 2017.

Commercial Fees

Commercial fees consists of deposit overdraft fees, automated teller machine deposit fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased primarily due to lower capital markets income.

Lease Income

Lease income increased $178.5 million for the year ended December 31, 2017, compared to 2016. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $10.1 billion for 2017, compared to $9.1 billion for 2016.

Miscellaneous Income

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$56,659	$63,790	$(7,131)	(11.2)%
BOLI	66,784	57,796	8,988	15.6%
Capital market revenue	195,906	190,647	5,259	2.8%
Net gain on sale of operating leases	127,156	66,909	60,247	90.0%
Asset and wealth management fees	147,749	148,514	(765)	(0.5)%
Loss on sale of non-mortgage loans	(370,289)	(399,312)	29,023	7.3%
Other miscellaneous income, net	45,519	40,712	4,807	11.8%
Total miscellaneous income/(loss)	$269,484	$169,056	$100,428	59.4%

Miscellaneous income decreased $100.4 million for the year ended December 31, 2017 compared to 2016. Factors contributing to this change were as follows:

•	An increase in the net gain on sale of operating leases of $60.2 million.

•
A decrease in the loss on the sale of non-mortgage loans of $29.0 million. This was primarily driven by lower of cost or market adjustments on the Company's Bluestem personal loan portfolio, which was held for sale at December 31, 2017 and 2016.

•	Net gain on sale of fixed assets increased by $30.2 million in 2017, primarily due to the Company selling and leasing back ten properties in 2017.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2017	2016	Dollar	Percentage
Compensation and benefits	$1,895,326	$1,719,645	$175,681	10.2%
Occupancy and equipment expenses	669,113	618,597	50,516	8.2%
Technology, outside services, and marketing expense	581,164	644,079	(62,915)	(9.8)%
Loan expense	386,468	415,267	(28,799)	(6.9)%
Lease expense	1,553,096	1,305,712	247,384	18.9%
Other expenses	679,157	682,894	(3,737)	(0.5)%
Total general and administrative expenses	$5,764,324	$5,386,194	$378,130	7.0%

Total general, administrative and other expenses increased $378.1 million for the year ended December 31, 2017 compared to 2016. Factors contributing to this increase were as follows:

•
Compensation and benefits expense increased $175.7 million for the year ended December 31, 2017 compared to 2016. This increase was primarily the result of the Company's other compensation and benefits expense increase of $104.5 million, salary expense increase of $47.6 million and commission expense increase of 17.1 million for 2017 compared to 2016.

•
Occupancy and equipment expenses increased $50.5 million for the year ended December 31, 2017 compared to 2016. This was primarily due to an increase in depreciation expense of $17.9 million for the 2017 compared to 2016. This increase was primarily a result of more assets being placed in service and an increase in depreciation for assets that were moved to held for sale and sold during the periods. Also, there were increases of $15.4 million in maintenance and repair expense and 6.8 million in impairment loss on building expense for the year ended 2017 compared to 2016.

•
Technology services expense decreased $62.9 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to a decrease in consulting services of $73.7 million related to regulatory initiatives, including preparation for meeting the requirements of the IHC during 2016. This was offset by an increase of $6.0 million for outside processing services and an increase of $6.8 million in marketing expenses related to direct mail, advertising and outside processing services.

•
Loan expense decreased $28.8 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily due to decreases of $21.6 million in loan collection expenses and $11.7 million in loan servicing expense. These decreases were offset by an increase in origination expense of $5.9 million for the year ended 2017 compared to 2016.

•
Lease expense increased $247.4 million for the year ended December 31, 2017 compared to 2016. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio and depreciation associated with that portfolio.

•
Other expenses decreased $3.7 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily attributable to a decrease of $83.9 million in losses on debt extinguishment for 2017 compared to 2016, offset by an increase in legal reserve expense of $79.7 million for 2017 compared to 2016. During 2017, the Company increased its legal reserves for certain matters discussed in Note 19 to the Consolidated Financial Statements.

INCOME TAX PROVISION

An income tax benefit of $157.0 million was recorded for the year ended December 31, 2017, compared to an income tax provision of $313.7 million for 2016. This resulted in an ETR of (19.6)% for the year ended December 31, 2017, compared to 32.9% for 2016.

On December 22, 2017, the TCJA was enacted. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. As a result of the TCJA's enactment, GAAP required that companies re-measure their deferred tax balances as of the enactment of the legislation. During the fourth quarter of 2017, we reduced our income tax provision by $427.3 million as a result of re-measuring our deferred tax liabilities due to the federal rate reduction. The rate reduction is expected to have a positive impact to future earnings.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2017 consisted of Consumer and Business Banking, Commercial Banking, CRE, CIB, and SC. For additional information with respect to the Company's reporting segments, see Note 23 to the Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$1,115,169	$981,951	$133,218	13.6%
Total non-interest income	356,936	384,210	(27,274)	(7.1)%
Provision for credit losses	85,115	56,446	28,669	50.8%
Total expenses	1,500,815	1,511,427	(10,612)	(0.7)%
Loss before income taxes	(113,825)	(201,712)	87,887	43.6%
Intersegment revenue	2,330	42,168	(39,838)	(94.5)%
Total assets	18,714,285	18,131,643	582,642	3.2%

Consumer and Business Banking reported a loss before income taxes of $113.8 million for the year ended December 31, 2017 compared to a loss before income taxes of $201.7 million for 2016. Factors contributing to this change were:

•
Net interest income increased $133.2 million for the year ended December 31, 2017 compared to 2016. This increase was primarily driven by deposit product margin where, despite rising interest rates, costs have been managed down.

•
The provision for credit losses increased by $28.7 million for the year ended December 31, 2017 compared to 2016, driven by the absence of reserve releases in 2017 for home equity loans and increased delinquency in the credit cards and personal loan portfolios.

Commercial Banking

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$630,078	$638,001	$(7,923)	(1.2)%
Total non-interest income	70,219	87,144	(16,925)	(19.4)%
Provision for credit losses	29,586	85,910	(56,324)	(65.6)%
Total expenses	324,385	318,400	5,985	1.9%
Income before income taxes	346,326	320,835	25,491	7.9%
Intersegment revenue	6,137	28,464	(22,327)	(78.4)%
Total assets	25,318,068	26,590,079	(1,272,011)	(4.8)%

Commercial Banking reported income before income taxes of $346.3 million for the year ended December 31, 2017, compared to income before income taxes of $320.8 million for 2016. Factors contributing to this change were:

•
The provision for credit losses decreased $56.3 million for the year ended December 31, 2017 compared to 2016, primarily driven by reserves for the energy finance business line. The decrease in provision for 2017 was due to increased provisions required for the energy finance portfolio in 2016 that did not recur in 2017 and one large, previously unreserved charge-off that occurred in 2016 in the Middle Market portfolio.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$153,622	$239,074	$(85,452)	(35.7)%
Total non-interest income	186,749	241,992	(55,243)	(22.8)%
Provision for credit losses	33,275	7,952	25,323	318.4%
Total expenses	218,696	228,999	(10,303)	(4.5)%
Income before income taxes	88,400	244,115	(155,715)	(63.8)%
Intersegment expense	(8,086)	(1,728)	(6,358)	(367.9)%
Total assets	6,949,373	10,600,872	(3,651,499)	(34.4)%

CIB reported income before income taxes of $88.4 million for the year ended December 31, 2017, compared to income before income taxes of $244.1 million for 2016. Factors contributing to this change were:

•
Net interest income decreased $85.5 million for 2017 compared to 2016. The average balance of this segment's gross loans were $6.0 billion for 2017 compared to $9.3 billion for 2016. The decrease in loan balances was attributable to the strategic goal of building a less capital-intensive U.S. franchise, which was attained by exiting less profitable relationships across all sectors, and by pro-actively reducing exposures related to the commodities and oil and gas sectors.

•	Total non-interest income decreased $55.2 million for the 2017 compared to 2016.

•
The provision for credit losses increased $25.3 million for 2017 compared to 2016. The increase was due to higher reserves required for oil and gas clients and higher reserves on a renewable energy investment that was substantially damaged by Hurricane Maria in 2017.

Other

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$255,096	$51,736	$203,360	393.1%
Total non-interest income	548,806	622,145	(73,339)	(11.8)%
Provision for credit losses	93,165	52,490	40,675	77.5%
Total expenses	955,292	1,065,027	(109,735)	(10.3)%
Loss before income taxes	(244,555)	(443,636)	199,081	44.9%
Intersegment revenue	(381)	(68,904)	68,523	99.4%
Total assets	37,890,000	44,498,592	(6,608,592)	(14.9)%

The Other category reported a loss before income taxes of $244.6 million for the year ended December 31, 2017, compared to a loss before income taxes of $443.6 million for 2016. Factors contributing to this change were:

•	Net interest income increased $203.4 million for 2017 compared to 2016.

•	Total non-interest income decreased $73.3 million for 2017 compared 2016.

•	The provision for credit losses increased $40.7 million for 2017 compared to 2016.

•	Total expenses decreased $109.7 million for 2017 compared to 2016.

SC

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2017	2016	Dollar increase/(decrease)	Percentage
Net interest income	$4,114,600	$4,448,535	$(333,935)	(7.5)%
Total non-interest income	1,793,408	1,432,634	360,774	25.2%
Provision for credit losses	2,363,812	2,468,199	(104,387)	(4.2)%
Total expenses	2,740,190	2,252,259	487,931	21.7%
Income before income taxes	804,006	1,160,711	(356,705)	(30.7)%
Total assets	39,402,799	38,539,104	863,695	2.2%

SC reported income before income taxes of $804.0 million for the year ended December 31, 2017 compared to income before income taxes of $1.2 billion for 2016. Factors contributing to this change were:

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Total non-interest income increased $360.8 million for 2017 compared to 2016, due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•	Total expenses increased $487.9 million for 2017 compared to 2016, primarily due to the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,704,481	10.0%	$9,279,225	11.5%	$10,112,043	11.8%	$9,846,236	11.3%	$9,741,442	11.6%
Commercial & Industrial ("C&I")	15,738,158	18.1%	14,438,311	17.9%	18,812,002	21.9%	20,908,107	24.0%	18,453,165	22.1%
Multifamily	8,309,115	9.5%	8,274,435	10.1%	8,683,680	10.1%	9,438,463	10.8%	8,705,890	10.4%
Other commercial	7,630,004	8.8%	7,174,739	8.9%	6,832,403	8.0%	6,257,072	7.2%	5,539,848	6.6%
Total commercial loans (1)	40,381,758	46.4%	39,166,710	48.4%	44,440,128	51.8%	46,449,878	53.3%	42,440,345	50.7%

Consumer loans secured by real estate:
Residential mortgages	9,884,462	11.4%	8,846,765	11.0%	7,775,272	9.1%	7,566,301	8.7%	8,190,461	9.8%
Home equity loans and lines of credit	5,465,670	6.3%	5,907,733	7.3%	6,001,192	7.1%	6,151,232	7.1%	6,211,298	7.4%
Total consumer loans secured by real estate	15,350,132	17.7%	14,754,498	18.3%	13,776,464	16.2%	13,717,533	15.8%	14,401,759	17.2%

Consumer loans not secured by real estate:
RICs and auto loans - originated	28,532,085	32.8%	23,131,253	28.6%	22,104,918	25.8%	18,539,588	21.3%	9,935,503	11.9%
RICs and auto loans - purchased	803,135	0.9%	1,834,868	2.3%	3,468,803	4.0%	6,108,210	7.0%	12,449,526	14.8%
Total RICs and auto loans	29,335,220	33.7%	24,966,121	30.9%	25,573,721	29.8%	24,647,798	28.3%	22,385,029	26.7%

Personal unsecured loans	1,531,708	1.8%	1,285,677	1.6%	1,234,094	1.4%	1,177,998	1.4%	3,205,847	3.8%
Other consumer	447,050	0.4%	617,675	0.8%	795,378	0.8%	1,032,579	1.2%	1,306,562	1.6%

Total consumer loans	46,664,110	53.6%	41,623,971	51.6%	41,379,657	48.2%	40,575,908	46.7%	41,299,197	49.3%
Total LHFI	$87,045,868	100.0%	$80,790,681	100.0%	$85,819,785	100.0%	$87,025,786	100.0%	$83,739,542	100.0%

Total LHFI with:
Fixed	$56,696,491	65.1%	$50,703,619	62.8%	$51,752,761	60.3%	$52,283,715	60.1%	$50,237,181	60.0%
Variable	30,349,377	34.9%	30,087,062	37.2%	34,067,024	39.7%	34,742,071	39.9%	33,502,361	40.0%
Total LHFI	$87,045,868	100.0%	$80,790,681	100.0%	$85,819,785	100.0%	$87,025,786	100.0%	$83,739,542	100.0%
(1) As of December 31, 2018, the Company had $311.2 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $1.2 billion, or 3.1%, from December 31, 2017 to December 31, 2018. This increase was comprised of an increase in C&I loans of $1.3 billion and an increase in other commercial loans of $455.3 million, partially offset by a decrease in CRE loans of $574.7 million, as the Company switches its focus from CRE loans to place emphasis on core commercial business.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	At December 31, 2018, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total
CRE loans	$1,990,492	$5,138,756	$1,575,233	$8,704,481
C&I and other commercial	9,160,940	12,378,300	1,828,922	23,368,162
Multifamily loans	628,484	6,070,818	1,609,813	8,309,115
Total	$11,779,916	$23,587,874	$5,013,968	$40,381,758
Loans with:
Fixed rates	$3,345,400	$11,808,260	$2,538,189	$17,691,849
Variable rates	8,434,516	11,779,614	2,475,779	22,689,909
Total	$11,779,916	$23,587,874	$5,013,968	$40,381,758
Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $595.6 million, or 4.0%, from December 31, 2017 to December 31, 2018. This increase was comprised of an increase in the residential mortgage portfolio of $1.0 billion due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $442.1 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $4.4 billion, or 17.5%, from December 31, 2017 to December 31, 2018. The increase in the RIC and auto loan portfolio was primarily due to an increase of $5.4 billion in originations, net of securitizations, which was partially offset by a $1.0 billion decrease in the RIC and auto loan portfolio-purchased. This decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of those in Note 11.

As of December 31, 2018, 79.1% (excluding purchase accounting) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO®) score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate downpayments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At December 31, 2018, a typical RIC was originated with an average annual percentage rate of 17.3% and was purchased from the dealer at a discount of 0.2%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2017 to December 31, 2018, by $75.4 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of December 31, 2018, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies establish further implement these underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been created. To ensure credit quality, loans are originated in accordance with the Company’s credit and governance standards consistent with its Enterprise Risk Management Framework. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

The Credit Risk Review group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings, adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the liquidity and value of the collateral, economic conditions, or other factors. Loan credit quality is subject to scrutiny by business unit management, credit risk professionals, and Internal Audit.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk. Additional credit risk management related considerations are discussed further in the "ALLL" section of this MD&A.

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to C&I customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified LTV ratios and often by a guarantee of the borrower.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider DTI levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined LTV ("CLTV") ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative LTV ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation (the “FHLMC") or the Federal National Mortgage Association (the “FNMA").
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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2018	December 31, 2017	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$88,500	$139,236	$(50,736)	(36.4)%
C&I loans	189,827	230,481	(40,654)	(17.6)%
Multifamily	13,530	11,348	2,182	19.2%
Other commercial	72,841	83,468	(10,627)	(12.7)%
Total commercial loans	364,698	464,533	(99,835)	(21.5)%

Consumer loans secured by real estate:
Residential mortgages	216,815	265,436	(48,621)	(18.3)%
Home equity loans and lines of credit	115,813	134,162	(18,349)	(13.7)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,455,406	1,257,122	198,284	15.8%
RICs - purchased	89,916	256,617	(166,701)	(65.0)%
Total RICs and Auto loans	1,545,322	1,513,739	31,583	2.1%

Personal unsecured loans	3,602	2,366	1,236	52.2%
Other consumer	9,187	10,657	(1,470)	(13.8)%
Total consumer loans	1,890,739	1,926,360	(35,621)	(1.8)%
Total non-accrual loans	2,255,437	2,390,893	(135,456)	(5.7)%

Other real estate owned	107,868	130,777	(22,909)	(17.5)%
Repossessed vehicles	224,046	210,692	13,354	6.3%
Other repossessed assets	1,844	2,190	(346)	(15.8)%
Total other real estate owned ("OREO") and other repossessed assets	333,758	343,659	(9,901)	(2.9)%
Total non-performing assets	$2,589,195	$2,734,552	$(145,357)	(5.3)%

Past due 90 days or more as to interest or principal and accruing interest	$98,979	$96,461	$2,518	2.6%
Annualized net loan charge-offs to average loans (1)	2.9%	3.0%	n/a	n/a
Non-performing assets as a percentage of total assets	1.9%	2.1%	n/a	n/a
NPLs as a percentage of total loans	2.6%	2.9%	n/a	n/a
ALLL as a percentage of total NPLs	172.8%	167.1%	n/a	n/a

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $98.8 million and $112.3 million at December 31, 2018 and December 31, 2017, respectively. Potential problem consumer loans amounted to $4.7 billion and $4.4 billion at December 31, 2018 and December 31, 2017, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing assets decreased to $2.6 billion, or 1.9% of total assets, at December 31, 2018, compared to $2.7 billion, or 2.1% of total assets, at December 31, 2017, primarily attributable to a decrease in NPLs in the CRE, C&I and Mortgage portfolios.

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

Commercial

Commercial NPLs decreased $99.8 million from December 31, 2017 to December 31, 2018. Commercial NPLs accounted for 0.9% and 1.2% of commercial LHFI at December 31, 2018 and December 31, 2017, respectively. The decrease in commercial NPLs was comprised of a $40.7 million decrease in C&I NPLs, a $50.7 million decrease in the CRE portfolio, and a $10.6 million decrease in the Other commercial portfolio, partially offset by a $2.2 million increase in the Multifamily portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans on non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of the loans should also be placed on a cost recovery basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on cost recovery basis, the Company returns to accrual status when a sustained period of repayment performance has been achieved. NPLs in the RIC and auto loan portfolio increased $31.6 million from December 31, 2017 to December 31, 2018. At December 31, 2018, non-performing RICs and auto loans accounted for 5.3% of total RIC and auto LHFI, compared to 6.1% of total RICs and auto loans at December 31, 2017.

NPLs in the personal unsecured and other consumer loan portfolio decreased $0.2 million from December 31, 2017 to December 31, 2018. At December 31, 2018 and December 31, 2017, non-performing personal unsecured and other consumer loans accounted for 0.6% of total unsecured and other consumer loans, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2018 and December 31, 2017, respectively:

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2018		December 31, 2017
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$216,815	$115,813	$265,436	$134,162
Total LHFI	9,884,462	5,465,670	8,846,765	5,907,733
NPLs as a percentage of total LHFI	2.2%	2.1%	3.0%	2.3%
NPLs in foreclosure status	43.3%	56.7%	48.8%	52.2%

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

At December 31, 2018 and December 31, 2017, the Company's delinquencies consisted of the following:

	December 31, 2018					December 31, 2017
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$495,854	$4,760,361	$226,181	$232,264	$5,714,660	$571,229	$4,452,075	$229,547	$295,138	$5,547,989
Total loans(1)	$15,564,653	$29,335,220	$3,047,515	$40,381,758	$88,329,146	$14,964,668	$26,067,169	$2,965,442	$39,315,888	$83,313,167
Delinquencies as a % of loans	3.2%	16.2%	7.4%	0.6%	6.5%	3.8%	17.1%	7.7%	0.8%	6.7%

(1)	Includes LHFS.

Overall, total delinquencies increased by $166.7 million, or 3.0%, from December 31, 2017 to December 31, 2018 primarily driven by RIC and auto loans, which increased $308.3 million. This was offset by a decrease in consumer loans secured by real estate, of $75.4 million, a decrease in commercial loans of $62.9 million and personal unsecured and other consumer loans, which decreased $3.4 million. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, RIC and auto loan delinquencies have been highest in the period from November through January due to consumers’ holiday spending.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes TDRs at the dates indicated:

	As of December 31, 2018
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$78,744	42.4%	$262,449	72.3%	$4,587,081	87.3%	$85,950	70.6%	$5,014,224
Non-performing	107,024	57.6%	100,543	27.7%	664,688	12.7%	35,873	29.4%	908,128
Total	$185,768	100.0%	$362,992	100.0%	$5,251,769	100.0%	$121,823	100.0%	$5,922,352

% of loan portfolio	0.5%	n/a	2.3%	n/a	17.9%	n/a	4.0%	n/a	6.7%
(1) Excludes LHFS

	As of December 31, 2017
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$146,808	54.4%	$292,634	70.8%	$5,337,234	88.4%	$83,443	68.3%	$5,860,119
Non-performing	123,266	45.6%	120,458	29.2%	700,461	11.6%	38,683	31.7%	982,868
Total	$270,074	100.0%	$413,092	100.0%	$6,037,695	100.0%	$122,126	100.0%	$6,842,987

% of loan portfolio	0.7%	n/a	2.8%	n/a	23.2%	n/a	4.1%	n/a	8.2%
(1) Excludes LHFS

The following table provides a summary of TDR activity:

	Year Ended December 31, 2018		Year Ended December 31, 2017
(in thousands)	RICs and Auto Loans	All Other Loans	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$6,037,695	$805,292	$5,159,135	$914,369
New TDRs(1)	1,877,058	136,716	4,184,380	246,729
Charged-Off TDRs	(1,706,788)	(14,554)	(2,211,027)	(270,219)
Sold TDRs	(2,884)	(7,148)	(3,141)	(10,410)
Payments on TDRs	(953,312)	(249,723)	(1,091,652)	(75,177)
TDRs, end of period	$5,251,769	$670,583	$6,037,695	$805,292

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

At the time a deferral is granted, all delinquent amounts may be deferred or paid, which may result in the classification of the loan as current and therefore not considered delinquent. However, there are instances when a deferral is granted but the loan is not brought completely current such as when the account's days past due is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals are approved for borrowers who are either 31-60 or 61-90 days delinquent, and these borrowers are typically reported as current after deferral. A customer is limited to one deferral each six months, and if a customer receives two or more deferrals over the life of the loan, the loan will advance to a TDR designation.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$441,083	46.4%	$443,796	48.4%
Consumer loans	3,409,024	53.6%	3,504,068	51.6%
Unallocated allowance	47,023	n/a	47,023	n/a
Total ALLL	3,897,130	100.0%	3,994,887	100.0%
Reserve for unfunded lending commitments	95,500		109,111
Total ACL	$3,992,630		$4,103,998

General

The ACL decreased $111.4 million from December 31, 2017 to December 31, 2018. This change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and/or additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position.

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

The portion of the ALLL related to the commercial portfolio was $441.1 million at December 31, 2018 (1.1% of commercial LHFI) and $443.8 million at December 31, 2017 (1.1% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio was, in part, due to a decline in the overall balance of the CRE loan portfolio.

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV ratios, and internal and external credit scores. Management evaluates the consumer portfolios throughout their lifecycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 23.0% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.1% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

The allowance for consumer loans was $3.4 billion and $3.5 billion at December 31, 2018 and December 31, 2017, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.3% at December 31, 2018 and 8.4% at December 31, 2017. The decrease in the allowance for consumer loans was primarily attributable to increased recovery rates and lower TDR volume in SC's RIC and auto loan portfolio.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $47.0 million at both December 31, 2018 and December 31, 2017.

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

The reserve for unfunded lending commitments decreased from $109.1 million at December 31, 2017 to $95.5 million at December 31, 2018. During the year ended December 31, 2018, the reserve for unfunded commitments decreased $13.6 million, primarily due to the funding of a letter of credit. At the time of funding, the letter of credit had an associated reserve of $14.5 million which was transferred to the ALLL. The remaining decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $2.8 billion to $11.6 billion at December 31, 2018, compared to $14.4 billion at December 31, 2017. During the year ended December 31, 2018, the composition of the Company's investment portfolio changed due to a decrease in MBS, partially offset by an increase in U.S Treasury securities. MBS decreased by $3.7 billion primarily due to a transfer to HTM for $1.2 billion, $1.8 billion of principal paydowns and $1.2 billion of sales and maturities, partially offset by purchases of $575.1 million. U.S. Treasuries increased by $806.6 million, primarily due to investment purchases of $776.0 million. For additional information with respect to the Company’s investment securities, see Note 3 to the Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $2.8 billion at December 31, 2018. The Company had 71 investment securities classified as HTM as of December 31, 2018.

Total gross unrealized losses on investment securities AFS increased by $73.9 million during the year ended December 31, 2018. This increase was primarily related to an increase in unrealized losses of $70.0 million on MBS, primarily due to rising interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2018 was approximately 4.48 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2018 was approximately 3.52 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	December 31, 2018	December 31, 2017
Investment securities AFS:
U.S. Treasury securities and government agencies	$5,485,392	$7,042,828
FNMA and FHLMC securities	5,550,628	6,840,696
State and municipal securities	16	23
Other securities (1)	596,951	529,636
Total investment securities AFS	11,632,987	14,413,183
Investment securities HTM:
U.S. government agencies	2,750,680	1,799,808
Total investment securities HTM(2)	2,750,680	1,799,808
Other investments	805,357	658,864
Total investment portfolio	$15,189,024	$16,871,855

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2018:

	December 31, 2018
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,102,447	$3,011,571
FHLMC	2,636,582	2,539,057
Government National Mortgage Association (1)	6,534,406	6,356,696
Government - Treasuries	1,815,914	1,804,745
Total	$14,089,349	$13,712,069

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At December 31, 2018, goodwill totaled $4.4 billion and represented 3.3% of total assets and 18.6% of total stockholder's equity. The following table shows goodwill by reporting units at December 31, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 23 for further discussion on the change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million for Commercial Banking and CRE, respectively, have been combined. There were no additions or impairments of goodwill for the year ended December 31, 2018.

Also during 2018, Santander renamed its Global and Corporate Banking business to CIB to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to composition of the reportable segment or reporting unit as a result of this change.

The Company conducted its annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the 2018 fourth quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed. As discussed further in the section of this MD&A above captioned “Executive Summary,” SC and FCA are in exploratory discussions regarding the Chrysler Agreement that could have a future impact on the Company's goodwill.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Consumer and Business Banking reporting unit's fair valuation analysis, an equal weighting of the market approach ("market approach") and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected tangible book value ("TBV") of 1.5x was selected based on publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 10.3%, which was most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Consumer and Business Banking reporting unit by 15.8%, indicating the reporting unit was not considered to be impaired or at risk for impairment.

For the Commercial Banking reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.5x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 10.8%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 3.5% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Banking reporting unit by 17.8%, indicating the Commercial Banking reporting unit was not considered to be impaired or at risk for impairment.

For the CIB reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.5x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 11.6%, which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the CIB reporting unit by 46.2%, indicating that the CIB reporting unit was not considered to be impaired or at risk for impairment.

For the SC reporting unit's fair valuation analysis, the Company used only the market capitalization approach. For the market capitalization approach, SC's stock price from October 1, 2018 of $19.68 was used and a 25.0% control premium was used based on the Company's review of transactions observable in the market-place that were determined to be comparable. The results of the fair value analyses exceeded the carrying value of the SC reporting unit by 48%, indicating that the SC reporting unit was not considered to be impaired. Management continues to monitor SC's stock price, along with changes in the financial position and results of operations that would impact the reporting unit's carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2018.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $587.5 million at December 31, 2018 (consisting of a deferred tax asset balance of $625.1 million and a deferred tax liability balance of $1,212.5 million), compared to a net deferred tax liability balance of $193.6 million at December 31, 2017 (consisting of a deferred tax asset balance of $771.7 million and a deferred tax liability balance of $965.3 million). The $393.8 million increase in net deferred liabilities for the year ended December 31, 2018 was due to an increase in deferred tax liabilities related to accelerated depreciation from leasing transactions.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 20 to the Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2018 and December 31, 2017, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2018 and December 31, 2017, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the years ended December 31, 2018 and 2017. The Company paid cash dividends of $410.0 million, and $10.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of $11.0 million and $14.6 million, respectively. On August 15, 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at December 31, 2018:

	SHUSA

	December 31, 2018	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.53%	6.50%	4.50%
Tier 1 capital ratio	16.86%	8.00%	6.00%
Total capital ratio	18.35%	10.00%	8.00%
Leverage ratio	14.03%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	BANK

	December 31, 2018	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	17.14%	6.50%	4.50%
Tier 1 capital ratio	17.14%	8.00%	6.00%
Total capital ratio	18.22%	10.00%	8.00%
Leverage ratio	14.08%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

In June 2018, the Company announced that the Federal Reserve did not object to the planned capital actions described in the Company’s capital plan submitted as part of the CCAR process. That capital plan included planned capital distributions across the following categories: (1) common stock dividends from SHUSA to Santander, (2) common stock dividends from SC, (3) a common stock buyback by SC, (4) redemption of SHUSA's Capital Trust IX preferred securities, (5) redemption of SHUSA’s preferred stock, and (6) dividends on the Company’s preferred stock and payments on its trust preferred securities until they were redeemed.

In February 2019, the Federal Reserve announced that the Company, as well as other less complex firms, would receive a one-year extension of the requirement to submit its 2019 capital plan until April 5, 2020. The Federal Reserve also announced that, for the period beginning on July 1, 2019 through June 30, 2020, the Company would be allowed to make capital distributions up to an amount that would have allowed the Company to remain well-capitalized under the minimum capital requirements for CCAR 2018. The Company is evaluating its planned capital actions for the period from July 1, 2019 through June 30, 2020, and will submit those planned capital actions to the Federal Reserve by April 5, 2019.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 12 third-party banks, Santander and SHUSA, as well as through securitizations in the ABS market and large flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has approximately $7.0 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the year ended December 31, 2018, SC completed on-balance sheet funding transactions totaling approximately $19.0 billion, including:

•	five securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for approximately $5.3 billion;

•	five securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform for approximately $5.7 billion;

•	one private lease securitization for approximately $1.2 billion;

•	one lease securitization on its Santander Retail Auto Lease Trust platform for approximately $1.0 billion;

•	eight private amortizing lease facilities for approximately $5.2 billion;

•	issuance of ten retained bonds on its SDART platform for approximately $708.0 million; and

•	issuance of five retained bonds on its DRIVE platform for approximately $312.0 million.

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

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At December 31, 2018, there was no outstanding balance on the subordinated loan.

BSI's primary sources of liquidity are from customer deposits and deposits from affiliated banks.

BSPR's primary sources of liquidity include core deposits, FHLB borrowings, wholesale and/or brokered deposits, and liquid investment securities.

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

Available Liquidity

As of December 31, 2018, the Bank had approximately $20.7 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.2 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2018 and December 31, 2017, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $15.9 billion and $18.4 billion, respectively. These amounts represented 25.8% and 30.3% of total deposits at December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Bank, BSI and BSPR had $1.1 billion, $1.5 billion, and $1.1 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $677.6 million in committed liquidity from the FHLB, all of which was unused as of December 31, 2018, as well as $703.5 million in liquid assets aside from cash unused as of December 31, 2018.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's Statement of Cash Flows (“SCF") has changed. Refer to Note 1 to the Consolidated Financial Statements for additional details.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash flows from operating activities	$7,015,061	$4,964,060	$5,271,542
Net cash flows from investing activities	(12,460,839)	3,281,179	577,786
Net cash flows from financing activities	5,829,308	(10,959,272)	(4,874,036)

Cash flows from operating activities

Net cash flow from operating activities was $7.0 billion for the year ended December 31, 2018, which was primarily comprised of net income of $991.0 million, $4.3 billion in proceeds from sales of LHFS, $1.9 billion in depreciation, amortization and accretion, and $2.3 billion of provision for credit losses, partially offset by $3.0 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities was $5.0 billion for the year ended December 31, 2017, which was primarily comprised of net income of $958.0 million, $4.6 billion in proceeds from sales of LHFS, $1.6 billion in depreciation, amortization and accretion, and $2.8 billion of provision for credit losses, partially offset by $4.9 billion of originations of LHFS, net of repayments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash flow from operating activities was $5.3 billion for the year ended December 31, 2016, which was primarily comprised of net income of $640.8 million, $5.9 billion in proceeds from sales of LHFS, $1.3 billion in depreciation, amortization and accretion, and $3.0 billion of provisions for credit losses, partially offset by $6.2 billion of originations of LHFS, net or repayments.

Cash flows from investing activities

For the year ended December 31, 2018, net cash flow from investing activities was $(12.5) billion, primarily due to $8.5 billion in normal loan activity, $2.4 billion of purchases of investment securities AFS, and $9.9 billion in operating lease purchases and originations, partially offset by $3.9 billion of AFS investment securities sales, maturities and prepayments, $1.0 billion in proceeds from sales of LHFI, and $3.6 billion in proceeds from sales and terminations of operating leases.

For the year ended December 31, 2017, net cash flow from investing activities was $3.3 billion, primarily due to $8.4 billion of AFS investment securities sales, maturities and prepayments, $2.7 billion in normal loan activity, $3.1 billion in proceeds from sales and terminations of operating leases, and $1.2 billion in proceeds from sales of LHFI, partially offset by $6.2 billion of purchases of investment securities AFS and $6.0 billion in operating lease purchases and originations.

For the year ended December 31, 2016, net cash flow from investing activities was $577.8 million, primarily due to $17.0 billion of AFS investment securities sales, maturities and prepayments, $1.7 billion in proceeds from sales of LHFI, $2.2 billion in proceeds from sales and terminations of operating leases, and $1.2 billion of manufacturer incentives, partially offset by $12.2 billion of purchases of investment securities AFS, $5.6 billion in operating lease purchases and originations, $1.8 billion in normal loan activity, and $1.7 billion of purchases of investment securities HTM.

Cash flows from financing activities

For the year ended December 31, 2018, net cash flow from financing activities was $5.8 billion, which was primarily due to an increase in net borrowing activity of $5.9 billion, partially offset by $410.0 million in dividends paid on common stock and $200.0 million in redemption of preferred stock.

Net cash flow from financing activities for the year ended December 31, 2017 was $(11.0) billion, which was primarily due to a decrease in net borrowing activity of $4.7 billion and a $6.2 billion decrease in deposits.

Net cash flow from financing activities for the year ended December 31, 2016 was $(4.9) billion, which was primarily due to a decrease in net borrowing activity of $6.4 billion, partially offset by a $1.7 billion increase in deposits.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

SC uses warehouse facilities to fund its originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. SC's warehouse facilities generally are backed by auto RICs or auto leases. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily and long term funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with its liquidity needs.

SC's warehouse facilities generally have net spread, delinquency, and net loss ratio limits. Generally, these limits are calculated based on the portfolio collateralizing the respective line; however, for certain of SC's warehouse facilities, delinquency and net loss ratios are calculated with respect to its serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased overcollateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lenders could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce their interests against collateral pledged under the agreement, restrict SC's ability to obtain additional borrowings under the agreement, and/or remove SC as servicer. SC has never had a warehouse facility terminated due to failure to comply with any ratio or a failure to meet any covenant. A default under one of these agreements can be enforced only with respect to the impacted warehouse facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has one credit facility with seven banks providing an aggregate commitment of approximately $4.4 billion for the exclusive use of providing short-term liquidity needs to support FCA retail financing. As of December 31, 2018 and December 31, 2017, there were outstanding balances of approximately $2.2 billion and $2.0 billion, respectively, on this facility in aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has six credit facilities with nine banks providing an aggregate commitment of approximately $5.7 billion for the exclusive use of providing short-term liquidity to support Chrysler Capital loan financing and other financing needs. As of December 31, 2018 and December 31, 2017, there was an outstanding balance of approximately $2.0 billion on these facilities in aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2018 and December 31, 2017, there were outstanding balances of $298.9 million and $744.5 million, respectively, under these repurchase agreements.

Santander Credit Facilities

Santander serves as the counterparty for many of SC's derivative financial instruments (all of which have been amended to reflect clearing with central clearing parties), with outstanding notional amounts of zero and $3.7 billion at December 31, 2018 and December 31, 2017, respectively.

Under an agreement with Santander, SC pays Santander a fee of 12.5 basis points per annum on certain amortizing commitments. The guarantee fee is paid against each month's ending balance. SC recognized guarantee fee expense of $5.0 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.

SHUSA Lending to SC

The Company provides SC with $3.5 billion in committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $3.5 billion in term promissory notes with maturities ranging from March 2019 to December 2023. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $26.9 billion.

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

Off-Balance Sheet Financing

Beginning in 2017, SC has had the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Consolidated Balance Sheets. Beginning in 2018, this program was replaced with a new program with SBNA, whereby SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of retail loans, primarily from Chrysler dealers, all of which are serviced by SC.

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIS uses liquidity primarily to support underwriting transactions.

The primary use of liquidity for BSI is to meet customer liquidity requirements, such as maturing deposits, investment activities, funds transfers, and payment of its operating expenses.

BSPR uses liquidity for funding loan commitments and satisfying deposit withdrawal requests.

Dividends, Contributions and Stock Issuances

At December 31, 2018, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of December 31, 2018, the Company had 530,391,043 shares of common stock outstanding. During the year ended December 31, 2018, the Company paid dividends of $410.0 million to its sole shareholder, Santander, and in January 2019 declared a cash dividend of $75.0 million on its common stock, which was payable on February 15, 2019.

During the year ended December 31, 2018, Santander made cash contributions of $85.0 million to the Company. In March 2019, Santander made an additional cash contribution of $34.3 million to the Company.

During the year ended December 31, 2018, the Company paid dividends of $11.0 million on its preferred stock. SHUSA redeemed all of its outstanding preferred stock on August 15, 2018.

SC paid dividends of $0.05 per share in the first and second quarters of 2018 and dividends of $0.20 per share in the third and fourth quarters of 2018. During January 2019, SC declared a cash dividend of $0.20 per share, which was paid on February 21, 2019 to shareholders of record as of the close of business on February 11, 2019. SC has paid a total of $180.3 million in dividends through
December 31, 2018, of which $57.5 million has been paid to NCI and $122.8 million to the Company, which eliminates in the consolidated results of the Company.

On July 20, 2018, the SC Board of Directors approved purchases of up to $200.0 million of its outstanding common stock through June 30, 2019. Approved amounts exclude commissions. The following table presents the number of its shares SC purchased during the year ended December 31, 2018, the average price paid per share, and the dollar value of shares that still could have been purchased pursuant to its repurchase authorization.

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	$200,000
August 1 - August 31	1,359,893	20.63	171,945
September 1 - September 30	1,027,798	21.35	150,000
October 1 - October 31	—	—	150,000
November 1 - November 30	3,571,100	19.07	81,890
December 1 - December 31	3,515,164	18.24	17,761
Total	9,473,955	$19.24

During the year ended December 31, 2018, SC purchased 9.5 million shares of its common stock under its share repurchase program at a cost of approximately $182.0 million, excluding commissions. As of December 31, 2018, SC had a remaining purchase authorization of approximately $18.0 million, all of which was purchased in January 2019, at a weighted average price of $18.40 per share.

During 2018, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $450.0 million in dividends to SHUSA;

•	BSI declared and paid $20.0 million in dividends to SHUSA;

•	SFS returned $130.0 million of capital to SHUSA;

•	SHUSA contributed $130.0 million to SSLLC; and

•	SHUSA contributed $200.0 million of capital to SIS.

During the first quarter of 2019, the Bank declared a cash dividend on its common stock of $50.0 million, which was paid on February 15, 2019 to SHUSA.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$4,997,149	$2,247,786	$2,749,363	$—	$—
Notes payable - revolving facilities	4,478,214	489,085	3,989,129	—	—
Notes payable - secured structured financings	26,959,621	1,135,311	7,335,443	12,077,823	6,411,044
Other debt obligations (1) (2)	12,676,568	2,472,419	4,096,546	3,416,606	2,690,997
CDs (1)	7,613,961	5,187,322	2,106,243	313,942	6,454
Non-qualified pension and post-retirement benefits	129,464	13,032	26,089	26,768	63,575
Operating leases(3)	672,486	141,448	210,453	152,074	168,511
Total contractual cash obligations	$57,527,463	$11,686,403	$20,513,266	$15,987,213	$9,340,581
Other Commitments:
Commitments to extend credit	$30,269,311	$4,938,924	$5,151,866	$6,899,990	$13,278,531
Letters of credit	1,488,714	703,745	438,919	317,232	28,818
Total Contractual Obligations and Other Commitments	$89,285,488	$17,329,072	$26,104,051	$23,204,435	$22,647,930

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2018. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $54.0 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 20 to the Consolidated Financial Statements.

Lending Arrangements

SC's personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem portfolio is carried as held for sale in the Company's Consolidated Financial Statements, similar to SC. Accordingly, the Company recorded $367.0 million during 2018 in lower of cost or market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. SC is currently evaluating alternatives for sale of the Bluestem portfolio, which had a carrying value of $1.1 billion at December 31, 2018.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2018 and December 31, 2017:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2018	December 31, 2017
Down 100 basis points	(3.07)%	(3.33)%
Up 100 basis points	2.87%	2.88%
Up 200 basis points	5.58%	5.48%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2018 and December 31, 2017.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2018	December 31, 2017
Down 100 basis points	(1.55)%	(2.55)%
Up 100 basis points	(1.25)%	(0.04)%
Up 200 basis points	(3.49)%	(1.62)%

As of December 31, 2018, the Company’s profile reflected a decrease of MVE of 1.55% for downward parallel interest rate shocks of 100 basis points and a decrease of 1.25% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 16 to the Consolidated Financial Statements.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2018 were $45.0 billion, compared to $39.0 billion at December 31, 2017. Total borrowings increased $6.0 billion, primarily due to an increase of $2.9 billion in FHLB advances at the Bank and an overall increase of $3.2 billion in SC debt. See further detail on borrowings activity in Note 11 to the Consolidated Financial Statements.

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Parent Company & other subsidiary borrowings and other debt obligations
Parent Company senior notes:
Balance	$8,351,685	$7,995,462
Weighted average interest rate at year-end	3.79%	3.67%
Maximum amount outstanding at any month-end during the year	$8,351,685	$7,995,462
Average amount outstanding during the year	$7,626,199	$5,965,006
Weighted average interest rate during the year	3.66%	3.40%
Junior subordinated debentures to capital trusts:(1)
Balance	$0	$154,102
Weighted average interest rate at year-end	—%	3.14%
Maximum amount outstanding at any month-end during the year	$154,640	$233,902
Average amount outstanding during the year	$118,650	$203,502
Weighted average interest rate during the year	3.92%	4.27%
Subsidiary subordinated notes:
Balance	$40,703	$40,842
Weighted average interest rate at year-end	2.00%	2.02%
Maximum amount outstanding at any month-end during the year	$40,934	$40,842
Average amount outstanding during the year	$40,784	$40,650
Weighted average interest rate during the year	2.03%	2.02%
Subsidiary short-term and overnight borrowings:
Balance	$59,900	$78,669
Weighted average interest rate at year-end	1.86%	1.97%
Maximum amount outstanding at any month-end during the year	$132,827	$78,669
Average amount outstanding during the year	$71,432	$178,836
Weighted average interest rate during the year	2.19%	1.97%
(1) Includes related common securities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in thousands)	2018	2017
Bank borrowings and other debt obligations
Real estate investment trust ("REIT") preferred:
Balance	$145,590	$144,167
Weighted average interest rate at year-end	13.22%	13.35%
Maximum amount outstanding at any month-end during the year	$145,590	$156,970
Average amount outstanding during the year	$144,827	$148,808
Weighted average interest rate during the year	13.22%	13.35%
Bank senior notes:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$998,192
Average amount outstanding during the year	$0	$321,905
Weighted average interest rate during the year	—%	2.25%
Bank subordinated notes:
Balance	$0	$192,018
Weighted average interest rate at year-end	—%	8.92%
Maximum amount outstanding at any month-end during the year	$192,125	$499,456
Average amount outstanding during the year	$78,408	$436,043
Weighted average interest rate during the year	9.04%	8.94%
Term loans:
Balance	$126,172	$139,794
Weighted average interest rate at year-end	8.57%	7.47%
Maximum amount outstanding at any month-end during the year	$139,888	$151,616
Average amount outstanding during the year	$130,722	$143,838
Weighted average interest rate during the year	5.70%	6.03%
Securities sold under repurchase agreements:
Balance	$0	$150,000
Weighted average interest rate at year-end	—%	1.56%
Maximum amount outstanding at any month-end during the year	$150,000	$150,000
Average amount outstanding during the year	$41,096	$35,847
Weighted average interest rate during the year	1.90%	1.56%
Federal funds purchased:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$0
Average amount outstanding during the year	$0	$0
Weighted average interest rate during the year	—%	—%
FHLB advances:
Balance	$4,850,000	$1,950,000
Weighted average interest rate at year-end	2.74%	1.53%
Maximum amount outstanding at any month-end during the year	$4,850,000	$5,550,000
Average amount outstanding during the year	$2,025,479	$4,222,603
Weighted average interest rate during the year	2.61%	1.53%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in thousands)	2018	2017
SC borrowings and other debt obligations
Revolving credit facilities:
Balance	$4,478,214	$5,598,316
Weighted average interest rate at year-end	3.92%	2.73%
Maximum amount outstanding at any month-end during the year	$5,632,053	$6,449,441
Average amount outstanding during the year	$5,043,462	$5,932,121
Weighted average interest rate during the year	5.60%	4.28%
Public securitizations:
Balance	$19,225,169	$14,995,304
Weighted average interest rate range at year-end	1.16% - 3.53%	0.89% - 2.80%
Maximum amount outstanding at any month-end during the year	$19,647,748	$15,222,575
Average amount outstanding during the year	$18,353,127	$15,091,799
Weighted average interest rate during the year	2.52%	2.64%
Privately issued amortizing notes:
Balance	$7,676,351	$7,564,637
Weighted average interest rate range at year-end	0.88% - 3.17%	0.88% - 4.09%
Maximum amount outstanding at any month-end during the year	$7,676,351	$8,529,281
Average amount outstanding during the year	$6,379,987	$8,238,435
Weighted average interest rate during the year	3.54%	2.39%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015 (1)	2014
Return on Average Assets:
Net income/(loss)	$991,035	$957,975	$640,763	$(3,055,436)	$3,034,095
Average assets	131,232,021	134,522,957	141,921,781	140,461,913	123,410,743
Return on average assets	0.76%	0.71%	0.45%	(2.18)%	2.46%

Return on Average Equity:
Net income/(loss)	$991,035	$957,975	$640,763	$(3,055,436)	$3,034,095
Average equity	24,103,584	23,388,410	22,232,729	25,495,652	23,434,691
Return on average equity	4.11%	4.10%	2.88%	(11.98)%	12.95%

Average Equity to Average Assets:
Average equity	$24,103,584	$23,388,410	$22,232,729	$25,495,652	$23,434,691
Average assets	131,232,021	134,522,957	141,921,781	140,461,913	123,410,743
Average equity to average assets	18.37%	17.39%	15.67%	18.15%	18.99%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$5,832,325	$5,764,324	$5,386,194	$9,381,892	$4,135,346

Net interest income	$6,344,850	$6,423,950	$6,564,692	$6,901,406	$6,243,100
Non-interest income	3,244,308	2,901,253	2,755,705	2,905,035	5,059,462
Total net interest income and non-interest income (denominator)	9,589,158	9,325,203	9,320,397	9,806,441	11,302,562

Efficiency ratio	60.82%	61.81%	57.79%	95.67%	36.59%
(1) General, administrative, and other expenses includes $4.5 billion goodwill impairment charge on SC.

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2018
	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)

Total stockholder's equity (GAAP)	$13,407,676	$13,522,396	$21,321,057	$21,173,981	$13,407,676	$21,321,057
Less: Preferred stock	—	—	—	(195,445)	—	—
Goodwill	(3,402,637)	(3,402,637)	(4,444,389)	(4,444,389)	(3,402,637)	(4,444,389)
Intangible assets	(2,176)	(2,751)	(475,193)	(535,753)	(2,176)	(475,193)
Deferred taxes on goodwill and intangible assets	238,747	220,218	392,563	372,036	238,747	392,563
Other adjustments to CET1(3)	(230,942)	(157,707)	(39,275)	196,989	(230,942)	(39,275)
Disallowed deferred tax assets	(167,701)	(391,449)	(317,667)	(423,554)	(167,701)	(317,667)
Accumulated other comprehensive loss	336,332	226,704	321,652	198,431	336,332	321,652
CET1 capital (numerator)	$10,179,299	$10,014,774	$16,758,748	$16,342,296	$10,179,299	$16,758,748
RWAs (denominator)(2)	59,394,280	55,110,740	107,915,606	99,756,459	60,406,730	108,937,614
Ratio	17.14%	18.17%	15.53%	16.38%	16.85%	15.38%

(1)	CET1 is calculated under Basel III regulations required as of January 1, 2015.

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

(3)	Represents the impact of NCI, transitional and other intangible adjustments for regulatory capital.

(4)	Represents non-GAAP measures

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presented selected quarterly consolidated financial data (unaudited):

	THREE MONTHS ENDED
(in thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total interest income	$2,094,575	$2,042,938	$2,001,073	$1,930,467	$1,913,105	$1,987,140	$1,991,278	$1,984,556
Total interest expense	490,925	444,177	408,987	380,114	361,564	379,840	357,696	353,029
Net interest income	1,603,650	1,598,761	1,592,086	1,550,353	1,551,541	1,607,300	1,633,582	1,631,527
Provision for credit losses	731,202	621,014	433,802	553,880	694,108	686,685	607,493	771,658
Net interest income after provision for credit loss	872,448	977,747	1,158,284	996,473	857,433	920,615	1,026,089	859,869
Gain/(loss) on investment securities, net	(4,785)	(1,688)	419	(663)	(18,719)	6,707	9,049	519
Total fees and other income	806,664	823,744	818,754	801,863	668,610	788,772	720,761	725,554
General, administrative and other expenses	1,490,829	1,450,387	1,449,749	1,441,360	1,639,788	1,386,945	1,387,044	1,350,547
Income/(loss) before income taxes	183,498	349,416	527,708	356,313	(132,464)	329,149	368,855	235,395
Income tax provision/(benefit)	51,738	109,949	168,151	96,062	(414,073)	92,942	87,868	76,223
Net income before NCI	131,760	239,467	359,557	260,251	281,609	236,207	280,987	159,172
Less: Net income attributable to NCI	31,861	72,491	104,141	75,138	180,174	74,851	101,877	48,723
Net income attributable to SHUSA	$99,899	$166,976	$255,416	$185,113	$101,435	$161,356	$179,110	$110,449

2018 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2018 of $131.8 million, compared to a net income of $239.5 million for the third quarter of 2018 and net income of $281.6 million for the fourth quarter of 2017.

During the fourth quarter of 2018, the Company had a net loss on investment securities of $4.8 million, compared to a net loss of $1.7 million during the third quarter of 2018 and a net loss of $18.7 million during the fourth quarter of 2017. The net loss on investment securities for the fourth quarter of 2018 was primarily due to losses incurred on the sale of CMOs.

The provision for credit losses was $731.2 million for the fourth quarter of 2018, compared to $621.0 million for the third quarter of 2018 and $694.1 million for the fourth quarter of 2017. The increase in the provision for credit losses from the third quarter of 2018 to the fourth quarter of 2018 was primarily to replenish the allowance for charge-offs incurred during the fourth quarter, as the ALLL remained consistent quarter over quarter. The increase in the provision from the fourth quarter of 2017 to the fourth quarter of 2018 was primarily due to higher net charge-off activity in the fourth quarter of 2018 for both the commercial and consumer portfolios, which was partially offset by lower provisions for unfunded commitments, compared to the fourth quarter of 2017.

Total fees and other income for the fourth quarter of 2018 were $806.7 million, compared to $823.7 million for the third quarter of 2018 and $668.6 million for the fourth quarter of 2017. The quarter over quarter decrease was driven by the mark to fair value on the unsecured loan portfolio held for sale, offset by higher lease income. The increase from the fourth quarter of 2018 compared to the fourth quarter of 2017 was primarily due to higher lease income from the continued growth in the Company's lease portfolio over the year.

General, administrative and other expenses for the fourth quarter of 2018 were $1.5 billion, compared to $1.5 billion for the third quarter of 2018 and $1.6 billion for the fourth quarter of 2017. The decrease in the fourth quarter of 2018 compared to the fourth quarter of 2017, was primarily due to a decrease in legal expenses, loss on debt extinguishment, and compensation and benefits expenses. In addition there were impairments to goodwill and long-lived assets recorded in fourth quarter of 2017. These decreases were offset by an increase in lease expenses from the continued growth in the Company's lease portfolio over the year.

Income tax provision for the fourth quarter of 2018 was $51.7 million, compared to an income tax provision of $109.9 million in the third quarter of 2018 and an income tax benefit of $414.1 million in the fourth quarter of 2017. The lower provision between the third quarter of 2018 and the fourth quarter of 2018 was a result of lower profits. The benefit in the fourth quarter of 2017 was primarily due to re-measuring our net deferred tax liabilities due to the federal rate reduction that occurred during the fourth quarter of 2017 in connection with the TCJA.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, MD&A — "Asset and Liability Management" above.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income/(loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company’s ineffective control environment, (ii) the ineffective control environment, risk assessment, control activities and monitoring at the Company’s consolidated subsidiary Santander Consumer USA Holdings Inc., and (iii) the Company’s ineffective review of the statement of cash flows and the notes to the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2019

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Cash and cash equivalents	$7,790,593	$6,519,967
Investment securities:
Available-for-sale ("AFS") at fair value	11,632,987	14,413,183
Held-to-maturity ("HTM") (fair value of $2,676,049 and $1,773,938 as of December 31, 2018 and December 31, 2017, respectively)	2,750,680	1,799,808
Other investments (includes Trading securities of $10 and $1 as of December 31, 2018 and December 31, 2017, respectively)	805,357	658,864
Loans held-for-investment ("LHFI")(1) (5)	87,045,868	80,790,681
Allowance for loan and lease losses ("ALLL") (5)	(3,897,130)	(3,994,887)
Net LHFI	83,148,738	76,795,794
Loans held-for-sale ("LHFS") (2)	1,283,278	2,522,486
Premises and equipment, net (3)	805,940	849,061
Operating lease assets, net (5)(6)	14,078,793	10,474,308
Goodwill	4,444,389	4,444,389
Intangible assets, net	475,193	535,753
Bank-owned life insurance ("BOLI")	1,833,290	1,795,700
Restricted cash (5)	2,931,711	3,818,807
Other assets (4) (5)	3,653,336	3,646,405
TOTAL ASSETS	$135,634,285	$128,274,525
LIABILITIES
Accrued expenses and payables	$3,035,848	$2,825,263
Deposits and other customer accounts	61,511,380	60,831,103
Borrowings and other debt obligations (5)	44,953,784	39,003,313
Advance payments by borrowers for taxes and insurance	160,728	159,321
Deferred tax liabilities, net	1,212,538	965,290
Other liabilities (5)	912,775	799,403
TOTAL LIABILITIES	111,787,053	104,583,693
Commitments and Contingencies (Note 16)
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; zero and 8,000 shares outstanding at December 31, 2018 and December 31, 2017, respectively)	—	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2018 and December 31, 2017)	17,859,304	17,723,010
Accumulated other comprehensive loss	(321,652)	(198,431)
Retained earnings	3,783,405	3,453,957
TOTAL SANTANDER HOLDINGS USA, INC. ("SHUSA") STOCKHOLDER'S EQUITY	21,321,057	21,173,981
Noncontrolling interest ("NCI")	2,526,175	2,516,851
TOTAL STOCKHOLDER'S EQUITY	23,847,232	23,690,832
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$135,634,285	$128,274,525

(1) LHFI includes $126.3 million and $186.5 million of loans recorded at fair value at December 31, 2018 and December 31, 2017, respectively.
(2) Includes $209.5 million and $197.7 million of loans recorded at the fair value option ("FVO") at December 31, 2018 and December 31, 2017, respectively.
(3) Net of accumulated depreciation of $1.4 billion and $1.4 billion at December 31, 2018 and December 31, 2017, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $149.7 million and $146.0 million at December 31, 2018 and December 31, 2017, respectively, for which the Company has elected the FVO. See Note 16 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At December 31, 2018 and December 31, 2017, LHFI included $24.1 billion and $22.7 billion, Operating leases assets, net included $14.0 billion and $10.2 billion, restricted cash included $1.6 billion and $2.0 billion, other assets included $685.4 million and $747.1 million, Borrowings and other debt obligations included $31.9 billion and $28.5 billion, and Other Liabilities included $122.0 million and $198.0 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.5 billion and $3.4 billion at December 31, 2018 and December 31, 2017, respectively.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
INTEREST INCOME:
Loans	$7,546,376	$7,377,345	$7,611,347
Interest-earning deposits	137,753	86,205	57,361
Investment securities:
AFS	297,557	352,601	284,796
HTM	68,525	38,609	3,526
Other investments	18,842	21,319	32,721
TOTAL INTEREST INCOME	8,069,053	7,876,079	7,989,751
INTEREST EXPENSE:
Deposits and other customer accounts	389,128	241,044	277,022
Borrowings and other debt obligations	1,335,075	1,211,085	1,148,037
TOTAL INTEREST EXPENSE	1,724,203	1,452,129	1,425,059
NET INTEREST INCOME	6,344,850	6,423,950	6,564,692
Provision for credit losses	2,339,898	2,759,944	2,979,725
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,004,952	3,664,006	3,584,967
NON-INTEREST INCOME:
Consumer and commercial fees	568,147	616,438	689,839
Lease income	2,375,596	2,017,775	1,839,307
Miscellaneous income, net(1) (2)	307,282	269,484	169,056
TOTAL FEES AND OTHER INCOME	3,251,025	2,903,697	2,698,202
Other-than-temporary impairment ("OTTI") recognized in earnings	—	—	(44)
Net (losses)/gains on sale of investment securities	(6,717)	(2,444)	57,547
Net (losses)/gains recognized in earnings	(6,717)	(2,444)	57,503
TOTAL NON-INTEREST INCOME	3,244,308	2,901,253	2,755,705
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	1,799,369	1,895,326	1,719,645
Occupancy and equipment expenses	659,789	669,113	618,597
Technology, outside service, and marketing expense	590,249	581,164	644,079
Loan expense	384,899	386,468	415,267
Lease expense	1,789,030	1,553,096	1,305,712
Other expenses	608,989	679,157	682,894
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	5,832,325	5,764,324	5,386,194
INCOME BEFORE INCOME TAX PROVISION	1,416,935	800,935	954,478
Income tax provision/(benefit)	425,900	(157,040)	313,715
NET INCOME INCLUDING NCI	991,035	957,975	640,763
LESS: NET INCOME ATTRIBUTABLE TO NCI	283,631	405,625	277,879
NET INCOME ATTRIBUTABLE TO SHUSA	$707,404	$552,350	$362,884
(1) Includes impact of $382.3 million, $386.4 million, and $424.1 million in 2018, 2017, and 2016 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment (income)/expense, net.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
NET INCOME INCLUDING NCI	$991,035	$957,975	$640,763
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized (losses) / gains on cash flow hedge derivative financial instruments, net of tax (1),(2)	(3,796)	337	9,856
Net unrealized (losses) / gains on AFS and HTM investment securities, net of tax (2)	(80,891)	(9,744)	(34,812)
Pension and post-retirement actuarial gains / (losses), net of tax(2)	560	4,184	2,278
TOTAL OTHER COMPREHENSIVE (LOSS) / GAIN, NET OF TAX	(84,127)	(5,223)	(22,678)
COMPREHENSIVE INCOME	906,908	952,752	618,085
NET INCOME ATTRIBUTABLE TO NCI	283,631	405,625	277,879
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$623,277	$547,127	$340,206

(1) Excludes $3.1 million, $6.0 million, $10.8 million of other comprehensive income attributable to NCI for the years ended December 31, 2018, 2017, 2016, respectively.
(2) Excludes $39.1 million impact of other comprehensive income reclassified to Retained earnings as a result of the adoption of Accounting Standards Update ("ASU") 2018-02.

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2016	530,391	$270,445	$16,629,822	$(170,530)	$2,672,393	$2,444,970	$21,847,100
Comprehensive income attributable to SHUSA	—	—	—	(22,678)	362,884	—	340,206
Other comprehensive income attributable to NCI	—	—	—	—	—	10,807	10,807
Net Income attributable to NCI	—	—	—	—	—	277,879	277,879
Impact of SC stock option activity	—	—	69	—	—	23,219	23,288
Redemption of preferred stock		(75,000)	—	—	—	—	(75,000)
Capital distribution of shareholder	—	—	(30,789)	—	—	—	(30,789)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	395	—	—	—	395
Dividends paid on preferred stock	—	—	—	—	(15,128)	—	(15,128)
Balance, December 31, 2016	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(26,457)	—	14,763	37,401	25,707
Comprehensive (loss)/income attributable to SHUSA	—	—	—	(5,223)	552,350	—	547,127
Other comprehensive income attributable to NCI	—	—	—	—	—	6,048	6,048
Net income attributable to NCI	—	—	—	—	—	405,625	405,625
Impact of SC stock option activity	—	—	—	—	—	22,116	22,116
Contribution of Santander Financial Services ("SFS") from shareholder (Note 1)	—	—	430,783	—	(108,705)	—	322,078
Capital contribution from shareholder (Note 13)	—	—	11,747	—	—	—	11,747
Contribution of incremental SC shares from shareholder	—	—	707,589	—	—	(707,589)	—
Dividends paid to NCI	—	—	—	—	—	(4,475)	(4,475)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(149)	—	—	850	701
Dividends declared and paid on common stock	—	—	—	—	(10,000)	—	(10,000)
Dividends declared and paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2017	530,391	$195,445	$17,723,010	$(198,431)	$3,453,957	$2,516,851	$23,690,832
Cumulative-effect adjustment upon adoption of new ASUs and other (Note 1)	—	—	—	(39,094)	47,549	—	8,455
Comprehensive (loss)/income attributable to SHUSA	—	—	—	(84,127)	707,404	—	623,277
Other comprehensive income attributable to NCI	—	—	—	—	—	(3,130)	(3,130)
Net income attributable to NCI	—	—	—	—	—	283,631	283,631
Impact of SC stock option activity	—	—	—	—	—	12,411	12,411
Contribution from shareholder and related tax impact (Note 13)	—	—	88,468	—	—	—	88,468
Contribution of Santander Asset Management, LLC ("SAM") from shareholder (Note 1)	—	—	4,396	—	—	—	4,396
Redemption of preferred stock	—	(195,445)	—	—	(4,555)	—	(200,000)
Dividends declared and paid on common stock	—	—	—	—	(410,000)	—	(410,000)
Dividends declared and paid to NCI	—	—	—	—	—	(57,511)	(57,511)
Stock repurchase attributable to NCI	—	—	43,430	—	—	(226,077)	(182,647)
Dividends declared and paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, December 31, 2018	530,391	$—	$17,859,304	$(321,652)	$3,783,405	$2,526,175	$23,847,232
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$991,035	$957,975	$640,763
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	10,536	—
Provision for credit losses	2,339,898	2,759,944	2,979,725
Deferred tax expense/(benefit)	416,875	(196,614)	213,949
Depreciation, amortization and accretion	1,913,225	1,606,862	1,272,415
Net loss on sale of loans	379,181	373,532	455,330
Net loss/(gain) on sale of investment securities	6,717	2,444	(57,547)
OTTI recognized in earnings	—	—	44
Loss on debt extinguishment	3,470	30,349	114,232
Net loss/(gain) on real estate owned and premises and equipment	10,610	(9,567)	10,644
Stock-based compensation	913	4,674	17,677
Equity (income)/loss on equity method investments	(4,324)	28,323	11,054
Originations of LHFS, net of repayments	(2,982,366)	(4,920,570)	(6,215,770)
Purchases of LHFS	(1,381)	(4,280)	(4,730)
Proceeds from sales of LHFS	4,264,959	4,601,777	5,883,608
Purchases of trading securities	(1,749)	(3,015)	(629,947)
Proceeds from sales of trading securities	3,875	18,347	657,494
Net change in:
Revolving personal loans	(371,716)	(329,168)	(317,506)
Other assets and BOLI	(202,506)	(114,638)	98,331
Other liabilities	248,345	147,149	141,776
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,015,061	4,964,060	5,271,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,262,409	3,216,595	6,755,299
Proceeds from prepayments and maturities of AFS investment securities	2,616,417	5,231,910	10,209,477
Purchases of AFS investment securities	(2,421,286)	(6,248,059)	(12,205,062)
Proceeds from prepayments and maturities of HTM investment securities	338,932	200,085	11,784
Purchases of HTM investment securities	(135,898)	(352,786)	(1,671,285)
Proceeds from sales of other investments	153,294	327,029	492,761
Proceeds from maturities of other investments	45	560	45
Purchases of other investments	(214,427)	(217,007)	(172,292)
Proceeds from sales of LHFI	1,016,652	1,227,052	1,737,780
Proceeds from the sales of equity method investments	—	25,145	—
Distributions from equity method investments	9,889	10,522	4,819
Contributions to equity method and other investments	(122,816)	(87,267)	(42,798)
Proceeds from settlements of BOLI policies	20,931	37,028	18,452
Purchases of LHFI	(1,243,574)	(723,793)	(278,810)
Net change in loans other than purchases and sales	(8,462,103)	2,724,489	(1,843,299)
Purchases and originations of operating leases	(9,859,861)	(6,036,193)	(5,642,120)
Proceeds from the sale and termination of operating leases	3,588,820	3,119,264	2,163,497
Manufacturer incentives	1,098,055	878,219	1,205,911
Proceeds from sales of real estate owned and premises and equipment	53,569	112,497	67,702
Purchases of premises and equipment	(159,887)	(164,111)	(234,075)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(12,460,839)	3,281,179	577,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	680,277	(6,218,010)	1,657,262
Net change in short-term borrowings	(168,769)	(50,331)	(522,927)
Net proceeds from long-term borrowings	46,461,404	43,325,311	46,598,213
Repayments of long-term borrowings	(43,277,142)	(44,005,642)	(44,567,564)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	4,900,000	1,000,000	5,850,000
Repayments of FHLB advances (with terms greater than 3 months)	(2,000,000)	(5,000,000)	(13,799,232)
Net change in advance payments by borrowers for taxes and insurance	1,407	(4,177)	(7,639)
Cash dividends paid to preferred stockholders	(10,950)	(14,600)	(15,128)
Dividends paid on common stock	(410,000)	(10,000)	—
Dividends paid to NCI	(57,511)	(4,475)	—
Stock repurchase attributable to NCI	(182,647)	—	—
Proceeds from the issuance of common stock	8,204	13,652	7,979
Capital contribution from shareholder	85,035	9,000	—
Redemption of preferred stock	(200,000)	—	(75,000)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	5,829,308	(10,959,272)	(4,874,036)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH (1)	383,530	(2,714,033)	975,292
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD (1)	10,338,774	13,052,807	12,077,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$10,722,304	$10,338,774	$13,052,807

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$26,261	$3,954	$(146,132)
Interest paid	1,694,850	1,442,484	1,439,126

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	86,467	44,650	83,364
Loans transferred from/(to) held-for-investment ("HFI") (from)/to held-for-sale, net ("HFS")	731,944	202,760	143,825
Unsettled purchases of investment securities	2,298	—	230,052
Unsettled sales of investment securities	—	39,783	—
Residential loan securitizations	3,844	18,214	26,736
Contribution of SFS from shareholder (2)	—	322,078	—
Capital distribution to shareholder	—	—	30,789
Contribution of incremental SC shares from shareholder	—	707,589	—
Contribution of SAM from shareholder (2)	4,396	—	—
AFS investment securities transferred to HTM investment securities	1,167,189	—	—

(1) The beginning, ending and net change balances for the periods ended December 31, 2018, December 31, 2017, and December 31, 2016 include restricted cash balances of $3.8 billion, $2.9 billion, and $(887.1) million; $3.0 billion, $3.8 billion, and $801.9 million; and $2.6 billion, $3.0 billion, and $386.4 million, respectively.
(2) The contributions of SFS and SAM were accounted for as non-cash transactions. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

See accompanying notes to Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or "the Company") is the parent company (the "Parent Company") of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge corporation located in Miami, Florida, that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SSLLC, SIS, and another SHUSA subsidiary, Santander Asset Management, LLC (“SAM”), are registered investment advisers with the Securities and Exchange Commission (the “SEC”). SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. RICs and vehicle leases entered into with FCA customers, as part of the Chrysler Agreement represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new RICs and vehicle leases entered into with FCA customers as well as dealer loans. Refer to Note 20 for additional details.

In June 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA has announced its intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it will consider. Under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing financial services contemplated by the Chrysler Agreement. The likelihood, timing and structure of any such transaction, and the likelihood that the Chrysler Agreement will terminate, cannot be reasonably determined. In July 2018, FCA and the Company entered into a tolling agreement pursuant to which the parties agreed to preserve their respective rights, claims and defenses under the Chrysler Agreement as they existed on April 30, 2018 and to refrain from delivering a written notice to the other party under the Chrysler Agreement until December 31, 2018. FCA has not delivered a notice to exercise its equity option.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides personal loans, private-label revolving lines of credit and other consumer finance products.

As of December 31, 2018, SC was owned approximately 69.7% by SHUSA and 30.3% by other shareholders. SC Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Intermediate Holding Company ("IHC")

The enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve System (the "Federal Reserve") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, are required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC. The contribution of SAM to the Company transferred approximately $5.4 million of assets, $1.0 million of liabilities, and $4.4 million of equity to the Company.

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company elected to report the results of SAM on a prospective basis beginning July 2, 2018. SFS’ results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company and the Company also elected to report its results prospectively. As a result of the 2017 contribution of SFS in 2017 and SAM in 2018, SHUSA's net income is understated by $1.0 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively, and overstated for the year ended December 31, 2016 by $9.3 million. In addition, a contribution to stockholder's equity of $4.4 million and $322.1 million was recorded on July 2, 2018, and July 1, 2017, respectively. These amounts are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

Basis of Presentation

These Condensed Consolidated Financial Statements include accounts of the Company and its consolidated subsidiaries, and certain special purpose financing trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to SEC regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Corrections to Previously Reported Amounts

Certain accounting for RICs and auto loans

In connection with preparing its financial statements for the quarter ended September 30, 2018, the Company identified and corrected two immaterial errors. To correct the errors, the Company has prepared its Consolidated Financial Statement as of and for the period ended December 31, 2018 on a corrected basis and revised its comparative Consolidated Financial Statements included in this Form 10-K. The matters giving rise to the corrections are summarized below:

•
For core retail auto loans originated at SC after January 1, 2017, as previously disclosed, the Company had determined past due status using a 90% required minimum payment threshold, while continuing to use a 50% threshold to report past due status on core retail auto loans originated prior to that date. SC had accounted for this change as a change in accounting estimate. In the third quarter of 2018, the Company and SC determined that a borrower’s payment of 50% of the contractual amount was not sufficient to qualify as substantially all of the contractual payments due, and historically a 90% required minimum payment threshold should be used for all loans and prior reporting was in error. Therefore, the consolidated financial statements and related delinquency disclosures have been corrected to be on that basis.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

•
On January 1, 2017, as previously disclosed, SC prospectively began classifying as non-accrual loans (1) any loans designated as troubled debt restructurings (“TDRs") and 60 days past due at the time of TDR and (2) any loans less than 60 days past due at the time of TDR that had a third instance of deferral. These TDR loans were also placed on a cost recovery basis from that time forward and not returned to accrual status until there was sustained evidence of collectability. The Company treated the changes as changes in an accounting estimate. In the third quarter of 2018, the Company determined that the changes in both nonaccrual designation and cost recovery basis were in error and, in turn, has corrected the error by reverting to its accounting policy at December 31, 2016 whereby loans are placed on non-accrual when they are more than 60 days past due, and reversing the impacts of the change going back to January 1, 2017.

The following tables summarize the impacts of the corrections on the Company's Consolidated Balance Sheet and Consolidated Statement of Operations for the periods indicated:

	As of				For the year ended
	December 31, 2017				December 31, 2017
	As Reported	Corrections	As Revised		As Reported	Corrections	As Revised
ASSETS				INTEREST INCOME
LHFI	$80,740,852	$49,829	$80,790,681	Loans	$7,287,400	$89,945	$7,377,345
ALLL	(3,911,575)	(83,312)	(3,994,887)	TOTAL INTEREST INCOME	7,786,134	89,945	7,876,079
Other assets	3,632,427	13,978	3,646,405	NET INTEREST INCOME	6,334,005	89,945	6,423,950
TOTAL ASSETS	128,294,030	(19,505)	128,274,525	Provision for credit losses	2,650,494	109,450	2,759,944
LIABILITIES				NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,683,511	(19,505)	3,664,006
Deferred tax liabilities, net	969,996	(4,706)	965,290	Income tax provision / (benefit)	(152,334)	(4,706)	(157,040)
TOTAL LIABILITIES	104,588,399	(4,706)	104,583,693	NET INCOME including NCI	972,774	(14,799)	957,975
STOCKHOLDER'S EQUITY				Less: Net income attributable to NCI	411,707	(6,082)	405,625
Retained earnings	3,462,674	(8,717)	3,453,957	NET INCOME ATTRIBUTABLE TO SHUSA	$561,067	$(8,717)	$552,350
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,182,698	(8,717)	21,173,981
NCI	2,522,933	(6,082)	2,516,851
TOTAL STOCKHOLDER'S EQUITY	23,705,631	(14,799)	23,690,832
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$128,294,030	$(19,505)	$128,274,525

The following table summarizes the impacts of the corrections on the Company's Condensed Consolidated SCF for the period indicated:

	For the year ended
	December 31, 2017
	As Reported (1)	Corrections	As Revised
Net cash provided by operating activities	$4,888,092	$75,968	$4,964,060
Net cash provided by (used in) investing activities	$3,357,147	$(75,968)	$3,281,179
(1) Amounts have been adjusted for the adoption of ASU 2016-15 and ASU 2016-18.

In addition to the revision of the Company's Consolidated Financial Statements, information within the Notes to the Consolidated Financial Statements has been revised to reflect the correction of errors discussed above. The following tables summarize the impacts of the correction of those items:

	December 31, 2017
	As Reported	Corrections	As Revised
Non-performing - RICs and auto loans - originated	$1,816,226	$(559,104)	$1,257,122
Total non-performing loans	2,949,997	(559,104)	2,390,893
Total non-performing assets	3,293,656	(559,104)	2,734,552

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

	December 31, 2017
	As Reported			Corrections			As Revised
	30-89 DPD(1)	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	$3,405,721	$327,045	$20,449,706	$196,587	$29,971	$(176,729)	$3,602,308	$357,016	$20,272,977
Total loans	$4,349,047	$972,384	$77,941,907	$196,587	$29,971	$(176,729)	$4,545,634	$1,002,355	$77,765,178
(1) Days past due ("DPD").

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

The Company adopted this ASU as of January 1, 2018 using the modified retrospective method of transition, resulting in an immaterial cumulative-effect adjustment recorded to opening retained earnings for the current period. The adoption of this ASU did not result in material changes in the timing of the Company's revenue recognition, but requires gross presentation of certain costs previously offset against revenue. This change in presentation is reflected in the current period and will increase both noninterest revenue and noninterest expense for the Company. The increase is predominantly associated with certain distribution costs on wealth management products (historically offset against Miscellaneous income), with the remainder of the increase associated with certain underwriting service costs (historically offset against Miscellaneous income). Refer to Note 17 for additional details. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition standard, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting.

The cumulative-effect of the changes made to our January 1, 2018 Consolidated Balance Sheet for the adoption of the new revenue recognition standard were as follows:

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

The following discloses the impact on the Company's Consolidated Balance Sheet at December 31, 2018 and the Consolidated Statement of Operations for the year ended December 31, 2018 of the adoption of this new accounting standard:

	December 31, 2018
(in thousands)	As Reported	Balance Without Adoption
Assets - LHFI	$87,045,868	$87,041,454
Other assets	3,653,336	3,656,543
Total assets	135,634,285	135,633,078

Liabilities - other liabilities	912,775	914,153
Total liabilities	111,787,053	111,788,431

Stockholders' equity - retained earnings	3,783,405	3,780,820
Total stockholders' equity	23,847,232	23,844,647

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

	Year Ended December 31, 2018
(in thousands)	As Reported	Balance Without Adoption
Non-interest income
Consumer and commercial fees	$568,147	$565,137
Miscellaneous income/(loss)	307,282	293,973
Total non-interest income	3,244,308	3,227,989
General, administrative and other expenses
Technology, outside service, and marketing expense	590,249	582,614
Loan expense	384,899	395,331
Other administrative expenses	608,989	588,773
Total general, administrative, and other expenses	5,832,325	5,814,906
Income before income tax provision	1,416,935	1,418,035
Income tax provision	425,900	426,285
Net income including NCI	$991,035	$991,750

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

Cumulative net impact to opening retained earnings

As a result of the adoption of the new accounting standards outlined above, the Company recorded a cumulative net increase to opening retained earnings of $42.0 million. Those impacts were attributed to the following ASUs adopted during the period:

Impact to Retained earnings
(in thousands)

Adoption of ASU 2014-09, Revenue Recognition	$3,300
Adoption of ASU 2016-1, Financial Instruments	(418)
Adoption of ASU 2018-02, Statement of Comprehensive Income	39,094
Cumulative-effect adjustment upon adoption of new accounting standards	41,976
Other adjustments at subsidiary	5,573
Net impact to opening retained earnings	$47,549

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The adoption of the following ASUs did not have an impact on the Company's financial position or results of operations:

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (A consensus of the FASB Emerging Issues Task Force)

•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business

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

Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosures of contingent assets and liabilities, as of the date of the financial statements, and the amount of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and those differences may be material.

Management has identified (i) the allowance for loan losses and the reserve for unfunded lending commitments, (ii) estimates of expected residual values of leases vehicles subject to operating leases, (iii) accretion of discounts and subvention on RICs, (iv) goodwill, (v) fair value of financial instruments, and (vi) income taxes as the Company's significant accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition, results of operations and cash flows and the accounting estimates related thereto require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Consolidation

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

The Company uses the equity method to account for unconsolidated investments in VOEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in VOEs or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost less any impairment. These investments are included in Other assets on the Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in Miscellaneous income, net within the Consolidated Statements of Operations.

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

Revenue Recognition

The Company primarily earns interest and non-interest income from various sources, including:

•	Lending (interest income and loan fees).

•	Investment securities.

•	Loan sales and servicing.

•	Finance leases.

•	BOLI.

•	Depository services

•	Commissions and trailer fees

•	Interchange income, net.

•	Asset and wealth management fees.

Lending and Investment Securities

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

Loan Sales and Servicing

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

Finance Leases

Income from finance leases is recognized as part of interest income over the term of the lease using the constant effective yield method, while income arising from operating leases is recognized as part of other non-interest income over the term of the lease on a straight-line basis.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

BOLI

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Asset and wealth management fees

Asset and wealth management fees includes fee income generated from discretionary investment management and non-discretionary investment advisory contracts with customers. Discretionary investment management fees are earned for the management of the assets in the customer's account and are recognized as earned and charged to the customer on a quarterly basis. Non-discretionary investment advisory fees are earned for providing investment advisory services to customers, such as recommending the re-balancing or restructuring of the assets in the customer’s account. The investment advisory fee is recognized as earned and charged to the customer on a quarterly basis. The fee for the discretionary and nondiscretionary contracts is based on a percentage of the average assets included in the customer’s account.

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

Cash, Cash Equivalents, and Restricted Cash

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

Cash deposited to support securitization transactions, lockbox collections, and the related required reserve accounts is recorded in the Company's Consolidated Balance Sheet as restricted cash. Excess cash flows generated by Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse facility or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

Investment Securities and Other Investments

Investment in debt securities are classified as either AFS, HTM, trading, or other investments. Investments in equity securities are generally recorded at fair value with changes recorded in earnings. Management determines the appropriate classification at the time of purchase.

Debt securities expected to be held for an indefinite period of time are classified as AFS and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Debt securities purchased which the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, amortization of premium and accretion of discount. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income (“OCI”) and in the carrying value of the HTM securities. Such amounts are amortized over the remaining lives of the securities. In 2018, the Company transferred securities with a $1.2 billion carrying value and $1.2 billion fair value from AFS to HTM. Unrealized holding losses of $29.1 million were retained in OCI at the date of transfer and will be amortized over the remaining lives of the securities. There were no transfers from AFS to HTM during the year ended December 31, 2017.

The Company conducts a comprehensive security-level impairment assessment quarterly on all securities with a fair value that is less than their amortized cost basis to determine whether the loss represents OTTI. The quarterly OTTI assessment takes into consideration whether (i) the Company has the intent to sell or, (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and the non-credit component is recorded within accumulated OCI.

Realized gains and losses on sales of investment securities are recognized on the trade date and included in earnings within Net(losses)/gains on sale of investment securities, which is a component of non-interest income. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

Debt securities held for trading purposes and equity securities are carried at fair value, with changes in fair value recorded in non-interest income. Investments that are purchased principally for the purpose of economically hedging the MSR in the near term are classified as trading securities and carried at fair value, with changes in fair value recorded as a component of the Miscellaneous income, net line of the Consolidated Statements of Operations.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank ("FRB"). Although FHLB and FRB stock are equity interests in the FHLB and FRB, respectively, neither has a readily determinable fair value, because ownership is restricted and they are not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock and FRB stock are carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 3 to the Consolidated Financial Statements for details on the Company's investments.

LHFI

LHFI include commercial and consumer loans (including RICs) originated by the Company as well as loans acquired by the Company, which the Company intends to hold for the foreseeable future or until maturity. RICs consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. RICs also include receivables originated through a direct lending program and loan portfolios purchased from other lenders.

Originated LHFI

Originated LHFI are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's originated LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over their estimated lives as adjustments to interest income utilizing the effective interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans, which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. Our estimated weighted average prepayment rates ranged from 5.7% to 10.8% at December 31, 2018 and 6.1% to 10.4% at December 31, 2017.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

See LHFS subsection below for accounting treatment when an HFI loan is re-designated an LHFS.

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

ALLL for Loan Losses and Reserve for Unfunded Lending Commitments

The ALLL and reserve for unfunded lending commitments (together, the ACL) are maintained at levels that management considers adequate to provide for losses on the recorded investment of the loan portfolio, based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

The unallocated allowance is also established in consideration of several factors such as inherent delays in obtaining information regarding a customer's financial condition or changes in its unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

For non-TDR RICs and personal unsecured loans, the Company estimates the ALLL at a level considered adequate to cover probable credit losses in the recorded investment of the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan and lease losses.

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

Provisions for credit losses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover probable credit losses incurred in the Company’s HFI loan portfolios. The Company uses the incurred loss approach in providing an ACL on the recorded investment of its existing loans. This approach requires that loan loss provisions are recognized and the corresponding allowance recorded when, based on all available information, it is probable that a credit loss has been incurred. The estimate for credit losses for loans that are individually evaluated for impairment is generally determined through an analysis of the present value of the loan’s expected future cash flows, except for those that are deemed to be collateral dependent.  For those loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. In addition, when establishing the collective ACL for originated loans, the Company’s estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off. Although the ACL is established on a collective basis, actual charge-offs are recorded on a loan-by-loan basis when losses are confirmed or when established delinquency thresholds have been met. Additional discussions related to the Company’s charge-off and credit loss provision policies are provided in the “Charge-offs of Uncollectible Loans” section below.

When a loan in any portfolio or class has been determined to be impaired (e.g., TDRs and non-accrual commercial loans in excess of $1 million) as of the balance sheet date, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate. However, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. A specific reserve is established as a component of ACL for these impaired loans. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, the Company recalculates the impairment and appropriately adjusts the specific reserve. This is also the case if there was a significant change in the initial estimate for impaired loans that are measured based on a loan's observable market price or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. Some impaired loans have risk characteristics similar to other impaired loans and may be aggregated for the measurement of impairment. For those impaired loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. When the Company determines that the present value of the estimated cash flows of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Interest Recognition and Non-accrual loans

Interest from loans is accrued when earned in accordance with the terms of the loan agreement. The accrual of interest is discontinued and uncollected interest is reversed once a loan is placed in non-accrual status. A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. The Company generally places commercial loans and consumer loans on non-accrual status when they become 90 days or more past due. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they return to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Please refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status. Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged-off.

For RICs, the accrual of interest is discontinued and accrued but uncollected interest is reversed once a RIC becomes more than 60 days past due, and is resumed if a delinquent account subsequently becomes 60 days or less past due. The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.

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

The Company generally charges off consumer loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due, and other loans (closed-end) are charged-off when they become 120 days past due. Auto loans are charged-off to the estimated net recovery value in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession to estimated net recovery value when the automobile is repossessed and legally available for disposition. Loans receiving a bankruptcy notice or for which fraud is discovered are written down to the collateral value less costs to sell within 60 days of such notice or discovery. Revolving personal unsecured loans are charged off when they become 180 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. Charge-offs are not required when it can be clearly demonstrated that repayment will occur regardless of delinquency status. Factors that would demonstrate repayment include a loan that is secured by collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Consumer Loan TDRs

The majority of the Company's TDR balance is comprised of RICs and auto loans. The terms of the modifications for the RIC and auto loan portfolio generally include one or a combination of: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.

In accordance with our policies and guidelines, the Company at times offers extensions (deferrals) to consumers on our RICs under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two payments. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of months extended for the life of the loan for all automobile RICs is eight, while some marine and recreational vehicle ("RV") contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. The Company considers all individually acquired RICs that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice, as TDRs. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs.

RIC TDRs are placed on non-accrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of those loans should also be placed on a cost recovery basis. For TDR loans on nonaccrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due.

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

The Company considers all of its TDRs and all of its non-accrual commercial loans in excess of $1 million to be impaired as of the balance sheet date. The Company may perform an impairment analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company considers all individually acquired RICs that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice, as TDRs.

The Company measures impairment on impaired loans based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral, less the costs to sell, if the loan is a collateral-dependent loan. Some impaired loans share common risk characteristics. Such loans are collectively assessed for impairment and the Company utilizes historical loan loss experience information as part of its evaluation. When the Company determines that the present value of the estimated cash flows of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Additional discussions related to the Company’s loan and lease loss provisions is included in the “ALLL for Loan Losses and Reserve for Unfunded Lending Commitments” section above.

LHFS

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for most of its residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Miscellaneous income, net. For residential mortgages for which the FVO is selected, direct loan origination costs and fees are recorded in Miscellaneous income, net at origination.

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the lower of cost or fair value. When loans are transferred from HFI, if the recorded investment of the loan exceeds its market value at the time of initial designation as held for sale, the Company will recognize a direct write-down of the excess of the recorded investment over market value through a charge-off to the ALLL. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through miscellaneous income, net as lower of cost or market adjustments.

Leases

The Company provides financing for various types of equipment, aircraft, energy and power systems, and automobiles through a variety of lease arrangements.

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income, and are reported as part of LHFI in the Company’s Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. The Company recognizes income over the term of the lease using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.

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

Lease payments due from customers are recorded as income within Lease income in the Company’s Consolidated Statements of Operations, unless and until a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued. The accrual is resumed if a delinquent account subsequently becomes 60 days or less past due. Payments from the vehicle’s manufacturer under its subvention programs are recorded as reductions to the cost of the vehicle and are recognized as an adjustment to depreciation expense on a straight-line basis over the contractual term of the lease.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2018, 2017, or 2016.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 50 years
Leasehold improvements(1)	10 to 30 years
Software(2)	3 to 7 years
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years
(1) Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the remaining term of the leases.
(2) The standard depreciable period for software is three years. However, for certain software implementation projects, a seven-year period is utilized.

Expenditures for maintenance and repairs are charged to Occupancy and equipment expense in the Consolidated Statements of Operations as incurred.

Equity Method Investments

The Company uses the equity method for general and limited partnership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records its equity ownership share of net income or loss of the investee in "Other miscellaneous expenses." Investments accounted for under the equity method of accounting above are included in the caption "Other Assets" on the Consolidated Balance Sheets.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company's intangible assets consist of assets purchased or acquired through business combinations, including tradenames and dealer networks. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

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

As a benchmark for the reasonableness of the residential MSRs' fair value, opinions of value from independent third parties ("Brokers") are obtained. Brokers provide a range of values based upon their own discounted cash flow (“DCF") calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside the Brokers' ranges, management will assess whether a valuation adjustment is warranted. Residential MSRs value is considered to represent a reasonable estimate of fair value.

See Note 16 to the Consolidated Financial Statements for detail on MSRs.

BOLI

BOLI represents the cash surrender value of life insurance policies for certain current and former employees who have provided positive consent to allow the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

Other Real Estate Owned (“OREO") and Other Repossessed Assets

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

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity, and credit risk. Derivative financial instruments are also used to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities, and often sells commercial loan customers derivative products to hedge interest rate risk associated with loans made the Company. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes for its own account. Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as a hedge for accounting purposes, as well as the type of hedging relationship identified.

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

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as an asset or liability, with a corresponding charge or credit for the change in the fair value of the derivative, net of tax, recorded in accumulated OCI within stockholder's equity in the accompanying Consolidated Balance Sheets. Amounts are reclassified from accumulated OCI to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated OCI and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

Changes in the fair value of derivatives not designated in hedging relationships are recognized immediately in the Consolidated Statements of Operations. Derivatives are classified in the Consolidated Balance Sheets as "Other assets" or "Other liabilities," as applicable. See Note 14 to the Consolidated Financial Statements for further discussion.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. On December 22, 2017, the TCJA was enacted. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. As a result of the TCJA's enactment, the effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

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

Sales of RICs and Leases

The Company, through SC, transfers RICs into newly formed Trusts which then issue one or more classes of notes payable backed by the RICs. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities ("SPEs") and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interest are treated as sales of the associated RICs. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to the Company's creditors or other subsidiaries.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2018 through the issuance of these Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018 other than the transactions disclosed in Note 11 and Note 23 of these Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The primary effect of this ASU is the requirement of lessees to recognize a right of-use-asset and lease liability for all operating leases with a term greater than 12 months. The right-of-use-asset and lease liability are then derecognized in a manner that effectively yields a straight-line lease expense over the lease term. Lessee accounting requirements for finance leases (previously described as capital leases) and lessor accounting requirements for operating, sales-type, and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. This ASU is effective on January 1, 2019, with early adoption permitted.

We adopted the standard as of January 1, 2019, resulting in the recognition of right of use assets of approximately $664.1 million and liabilities of approximately $705.6 million for our operating leases where the Company is the lessee. In addition, and as a result of the standard, the Company recorded a cumulative net increase to opening Retained earnings of $18.7 million. We do not believe the standard will materially affect our Consolidated Statements of Operations or SCF.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt the this ASU early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new current expected credit loss model will alter the assumptions used in calculating the Company's ACL, given the change to estimated losses for the estimated life of the financial asset, and will likely result in material changes to the Company's ACL and related decrease to capital ratios.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. This ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its Consolidated Financial Statements and related disclosures.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the Overnight Indexed Swap (“OIS”) rate based on the Secured Overnight Financing Rate as an eligible benchmark interest rate for purposes of applying hedge accounting under Topic 815. This update was adopted January 1, 2019, and the Company does not expect the new guidance to have a material on its Consolidated Financial Statements or related disclosures.

In addition to those described in detail above, the Company is in the process of evaluating the following ASUs, but does not expect them to have a material impact on the Company's financial position, results of operations, or disclosures:

ASU's Effective in 2019:

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

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•	ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

NOTE 3. INVESTMENT SECURITIES

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	December 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,815,914	$560	$(11,729)	$1,804,745	$1,006,219	$—	$(8,107)	$998,112
Corporate debt securities	160,164	12	(62)	160,114	11,639	21	—	11,660
Asset-backed securities (“ABS”)	435,464	3,517	(2,144)	436,837	501,575	6,901	(1,314)	507,162
Equity securities (1)	—	—	—	—	11,428	—	(614)	10,814
State and municipal securities	16	—	—	16	23	—	—	23
Mortgage-backed securities (“MBS”):
Government National Mortgage Association ("GNMA") - Residential	2,829,075	861	(85,675)	2,744,261	4,745,998	3,531	(62,524)	4,687,005
GNMA - Commercial	954,651	1,250	(19,515)	936,386	1,377,449	179	(19,917)	1,357,711
Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") - Residential	5,687,221	267	(188,515)	5,498,973	6,958,433	1,093	(141,393)	6,818,133
FHLMC and FNMA - Commercial	51,808	384	(537)	51,655	23,003	—	(440)	22,563
Total investments in debt securities AFS	$11,934,313	$6,851	$(308,177)	$11,632,987	$14,635,767	$11,725	$(234,309)	$14,413,183
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

NOTE 3. INVESTMENT SECURITIES (continued)

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	December 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
GNMA - Residential	$1,718,687	$1,806	$(54,184)	$1,666,309	$1,447,669	$722	$(26,150)	$1,422,241
GNMA - Commercial	1,031,993	1,426	(23,679)	1,009,740	352,139	325	(767)	351,697
Total investments in debt securities HTM	$2,750,680	$3,232	$(77,863)	$2,676,049	$1,799,808	$1,047	$(26,917)	$1,773,938

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio. During the year ended December 31, 2018, the Company transferred approximately $1.2 billion of MBS from AFS to HTM in conjunction with its capital management strategy.

As of December 31, 2018 and 2017, the Company had investment securities with an estimated carrying value of $6.6 billion and $5.9 billion, respectively, pledged as collateral, which was comprised of the following: $3.0 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.7 billion and $2.3 billion, respectively, were pledged to secure public fund deposits; $78.0 million and $243.8 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $423.3 million and zero, respectively, were pledged to deposits with clearing organizations; and $415.1 million and $387.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At December 31, 2018 and December 31, 2017, the Company had $40.2 million and $47.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s AFS debt securities at December 31, 2018 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
U.S Treasury and government agency	$735,379	$1,069,366	$—	$—	$1,804,745	1.78%
Corporate debt securities	160,101	—	13	—	160,114	3.33%
ABS	251,958	75,225	17,681	91,973	436,837	3.70%
State and municipal securities	—	16	—	—	16	7.49%
MBS:
GNMA - Residential	—	2,625	69,463	2,672,173	2,744,261	2.63%
GNMA - Commercial	—	—	—	936,386	936,386	2.74%
FHLMC and FNMA - Residential	—	6,089	191,423	5,301,461	5,498,973	2.51%
FHLMC and FNMA - Commercial	—	7,364	24,169	20,122	51,655	2.98%
Total fair value	$1,147,438	$1,160,685	$302,749	$9,022,115	$11,632,987	2.50%
Weighted Average Yield	2.52%	1.90%	2.24%	2.59%	2.50%
Total amortized cost	$1,145,692	$1,170,312	$309,158	$9,309,151	$11,934,313

(1)	The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.

(2)	Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate.

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual maturities of the Company’s HTM debt securities at December 31, 2018 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield
MBS:
GNMA - Residential	$—	$—	$—	$1,666,309	$1,666,309	2.56%
GNMA - Commercial	—	—	—	1,009,740	1,009,740	2.61%
Total fair value	$—	$—	$—	$2,676,049	$2,676,049	2.58%
Weighted average yield	—%	—%	—%	2.58%	2.58%
Total amortized cost	$—	$—	$—	$2,750,680	$2,750,680

(1)	The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of December 31, 2018 and December 31, 2017 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$288,660	$(315)	$914,212	$(11,414)	$998,112	$(8,107)	$—	$—
Corporate debt securities	152,247	(62)	13	—	—	—	—	—
ABS	31,888	(249)	77,766	(1,895)	8,013	(125)	103,559	(1,189)
Equity securities (1)	—	—	—	—	335	(2)	10,398	(612)
MBS:
GNMA - Residential	102,418	(2,014)	2,521,278	(83,661)	1,236,716	(8,600)	2,583,955	(53,924)
GNMA - Commercial	199,495	(2,982)	622,989	(16,533)	1,022,452	(11,492)	251,209	(8,425)
FHLMC and FNMA - Residential	237,050	(5,728)	5,236,028	(182,787)	3,429,678	(32,899)	3,017,533	(108,494)
FHLMC and FNMA - Commercial	—	—	21,819	(537)	6,948	(103)	15,614	(337)
Total investments in debt securities AFS	$1,011,758	$(11,350)	$9,394,105	$(296,827)	$6,702,254	$(61,328)	$5,982,268	$(172,981)
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

The following tables present the aggregate amount of unrealized losses as of December 31, 2018 and December 31, 2017 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2018				December 31, 2017
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$205,573	$(4,810)	$1,295,554	$(49,374)	$434,322	$(6,419)	$739,612	$(19,731)
GNMA - Commercial	221,250	(5,572)	629,847	(18,107)	118,951	(767)	—	—
Total investments in debt securities HTM	$426,823	$(10,382)	$1,925,401	$(67,481)	$553,273	$(7,186)	$739,612	$(19,731)

NOTE 3. INVESTMENT SECURITIES (continued)

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

The Company did not record any material OTTI related to its investment securities for the years ended December 31, 2018, 2017 or 2016.

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 975 individual securities at December 31, 2018) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Proceeds from the sales of AFS securities	$1,262,409	$3,256,378	$6,755,299

Gross realized gains	$5,517	$22,224	$61,344
Gross realized losses	(12,234)	(24,668)	(3,797)
OTTI	—	—	(44)
Net realized gains/(losses) (1)	$(6,717)	$(2,444)	$57,503

(1)	Includes net realized gain/(losses) on trading securities of $(1.4) million, $(4.2) million and $(0.3) million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	December 31, 2018	December 31, 2017
FHLB of Pittsburgh and FRB stock	$631,239	$516,693
Low Income Housing Tax Credit investments ("LIHTC")	163,113	88,170
Equity securities not held for trading (1)	10,995	—
CDs with a maturity greater than 90 days	—	54,000
Trading securities	10	1
Total	$805,357	$658,864
(1) Reflects the reclassification of the Company's investments in equity securities to Other investments as a result of the adoption of ASU 2016-01 as of January 1, 2018.

NOTE 3. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the years ended December 31, 2018, the Company purchased $267.5 million of FHLB stock at par and redeemed $153.3 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the years ended December 31, 2018, the Company purchased $0.2 million of FRB stock at par.

Other investments also includes LIHTC investments, time deposits with a maturity of greater than 90 days held at non-affiliated financial institutions, trading securities, and $11.0 million of equity securities. Equity securities are measured at fair value as of December 31, 2018, with changes in fair value recognized in net income, and consist primarily of Community Reinvestment Act (“CRA") mutual fund investments reclassified as a result of the 2018 adoption of ASU 2016-01, discussed further in Note 1. They were included in Investments AFS at December 31, 2017. The Company's LIHTC investments are accounted for using the proportional amortization method.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $49.5 billion at December 31, 2018 and $50.9 billion at December 31, 2017.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2018 was $1.3 billion, compared to $2.5 billion at December 31, 2017. LHFS in the residential mortgage portfolio are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the carrying value of the personal unsecured HFS portfolio was $1.1 billion.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2018 and December 31, 2017, accrued interest receivable on the Company's loans was $524.0 million and $529.9 million, respectively.

During the year ended December 31, 2018, the Company sold substantially all of its mortgage warehouse facilities, which had a book value of $499.2 million for net proceeds of $515.8 million. The $16.7 million gain on sale was recognized within Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases HFI by portfolio and by rate type:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$8,704,481	10.0%	$9,279,225	11.5%
Commercial and industrial ("C&I") loans	15,738,158	18.1%	14,438,311	17.9%
Multifamily loans	8,309,115	9.5%	8,274,435	10.1%
Other commercial(2)	7,630,004	8.8%	7,174,739	8.9%
Total commercial LHFI	40,381,758	46.4%	39,166,710	48.4%
Consumer loans secured by real estate:
Residential mortgages	9,884,462	11.4%	8,846,765	11.0%
Home equity loans and lines of credit	5,465,670	6.3%	5,907,733	7.3%
Total consumer loans secured by real estate	15,350,132	17.7%	14,754,498	18.3%
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	28,532,085	32.8%	23,131,253	28.6%
RICs and auto loans - purchased	803,135	0.9%	1,834,868	2.3%
Personal unsecured loans	1,531,708	1.8%	1,285,677	1.6%
Other consumer(3)	447,050	0.4%	617,675	0.8%
Total consumer loans	46,664,110	53.6%	41,623,971	51.6%
Total LHFI(1)	$87,045,868	100.0%	$80,790,681	100.0%
Total LHFI:
Fixed rate	$56,696,491	65.1%	$50,703,619	62.8%
Variable rate	30,349,377	34.9%	30,087,062	37.2%
Total LHFI(1)	$87,045,868	100.0%	$80,790,681	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.4 billion and $1.3 billion as of December 31, 2018 and December 31, 2017, respectively.
(2)Other commercial includes commercial equipment vehicle financing ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Beginning in 2018, the Bank has an agreement with SC by which SC provides the Bank with origination support services in connection with the processing, underwriting and purchase of RICs, primarily from Chrysler dealers.

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

The commercial segmentation reflects line of business distinctions. The CRE line of business includes commercial and industrial owner-occupied real estate and specialized lending for investment real estate. The Company's allowance methodology further classifies loans in this line of business into construction and non-construction loans; however, the methodology for development and determination of the allowance is generally consistent between the two portfolios. "C&I" includes non-real estate-related C&I loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF business.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	December 31, 2018	December 31, 2017

RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$844,582	$1,929,548
UPB - FVO (2)	9,678	24,926
Total UPB	854,260	1,954,474
Purchase marks (3)	(51,125)	(119,606)
Total RICs - Purchased HFI	803,135	1,834,868

RICs - Originated HFI:
UPB (1)	27,049,875	23,423,031
Net discount	(135,489)	(309,920)
Total RICs - Originated	26,914,386	23,113,111
SBNA auto loans	1,617,699	18,142
Total RICs - originated post-Change in Control	28,532,085	23,131,253
Total RICs and auto loans HFI	$29,335,220	$24,966,121

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $2.1 million and $5.5 million related to purchase loan portfolios on which we elected to apply the FVO at December 31, 2018 and December 31, 2017, respectively.

During the years ended December 31, 2018 and 2017, SC originated $7.9 billion and $6.7 billion, respectively, in Chrysler Capital loans (which excludes the SBNA originations program), which represented 46% and 47%, respectively, of the Company's total RIC originations (UPB). As of December 31, 2018 and December 31, 2017, the Company's carrying value of its auto RIC portfolio consisted of $9.0 billion and $8.2 billion, respectively, of Chrysler Capital loans (excluding the SBNA originations program), which represented 36% and 37%, respectively, of the Company's auto RIC portfolio.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Provision for loan and lease losses	45,897	2,306,896	—	2,352,793
Charge-offs	(108,750)	(4,974,547)	—	(5,083,297)
Recoveries	60,140	2,572,607	—	2,632,747
Charge-offs, net of recoveries	(48,610)	(2,401,940)	—	(2,450,550)
ALLL, end of period	$441,083	$3,409,024	$47,023	$3,897,130
Reserve for unfunded lending commitments, beginning of period (2)	$103,835	$5,276	$—	$109,111
(Release of) / Provision for reserve for unfunded lending commitments	(13,647)	752	—	(12,895)
Loss on unfunded lending commitments	(716)	—	—	(716)
Reserve for unfunded lending commitments, end of period	89,472	6,028	—	95,500
Total ACL, end of period	$530,555	$3,415,052	$47,023	$3,992,630
Ending balance, individually evaluated for impairment(1)	$94,120	$1,457,174	$—	$1,551,294
Ending balance, collectively evaluated for impairment	346,963	1,951,850	47,023	2,345,836

Financing receivables:
Ending balance	$40,381,758	$47,947,388	$—	$88,329,146
Ending balance, evaluated under the FVO or lower of cost or fair value	—	1,393,476	—	1,393,476
Ending balance, individually evaluated for impairment(1)	444,031	5,779,998	—	6,224,029
Ending balance, collectively evaluated for impairment	39,937,727	40,773,914	—	80,711,641

(1)	Consists of loans in TDR status.
(2) Includes an immaterial reallocation between Commercial and Consumer for the period ending December 31, 2018.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2017
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$449,837	$3,317,604	$47,023	$3,814,464
Provision for loan and lease losses	99,606	2,670,950	—	2,770,556
Other(1)	356	5,283	—	5,639
Charge-offs	(144,002)	(4,891,383)	—	(5,035,385)
Recoveries	37,999	2,401,614	—	2,439,613
Charge-offs, net of recoveries	(106,003)	(2,489,769)	—	(2,595,772)
ALLL, end of period	$443,796	$3,504,068	$47,023	$3,994,887

Reserve for unfunded lending commitments, beginning of period	$116,866	$5,552	$—	$122,418
Release of unfunded lending commitments	(10,336)	(276)	—	(10,612)
Loss on unfunded lending commitments	(2,695)	—	—	(2,695)
Reserve for unfunded lending commitments, end of period	103,835	5,276	—	109,111
Total ACL, end of period	$547,631	$3,509,344	$47,023	$4,103,998
Ending balance, individually evaluated for impairment(2)	$102,326	$1,824,640	$—	$1,926,966
Ending balance, collectively evaluated for impairment	341,470	1,679,428	47,023	2,067,921

Financing receivables:
Ending balance	$39,315,888	$43,997,279	$—	$83,313,167
Ending balance, evaluated under the FVO or lower of cost or fair value	149,177	2,420,155	—	2,569,332
Ending balance, individually evaluated for impairment(2)	593,585	6,652,949	—	7,246,534
Ending balance, collectively evaluated for impairment	38,573,126	34,924,175	—	73,497,301

(1)	Includes transfers in for the period ending September 30, 2017.

(2)	Consists of loans in TDR status.

	Year Ended December 31, 2016
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$456,812	$2,742,088	$47,245	$3,246,145
Provision for loan losses	152,112	2,852,730	(222)	3,004,620
Charge-offs	(245,399)	(4,720,135)	—	(4,965,534)
Recoveries	86,312	2,442,921	—	2,529,233
Charge-offs, net of recoveries	(159,087)	(2,277,214)	—	(2,436,301)
ALLL, end of period	$449,837	$3,317,604	$47,023	$3,814,464

Reserve for unfunded lending commitments, beginning of period	$143,461	$5,560	$—	$149,021
Provision for unfunded lending commitments	(24,887)	(8)	—	(24,895)
Loss on unfunded lending commitments	(1,708)	—	—	(1,708)
Reserve for unfunded lending commitments, end of period	116,866	5,552	—	122,418
Total ACL end of period	$566,703	$3,323,156	$47,023	$3,936,882

Ending balance, individually evaluated for impairment(2)	$98,596	$1,520,375	$—	$1,618,971
Ending balance, collectively evaluated for impairment	351,241	1,797,229	47,023	2,195,493

Financing receivables:
Ending balance	$44,561,193	$43,844,900	$—	$88,406,093
Ending balance, evaluated under the FVO or lower of cost or fair value(1)	121,065	2,482,595	—	2,603,660
Ending balance, individually evaluated for impairment(2)	666,386	5,795,366	—	6,461,752
Ending balance, collectively evaluated for impairment	43,773,742	35,566,939	—	79,340,681

The following table presents the activity in the allowance for loan losses for the RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended
	December 31, 2018
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$384,167	$2,862,355	$3,246,522
(Release of) / Provision for loan and lease losses	(53,551)	2,278,155	2,224,604
Charge-offs	(319,069)	(4,508,583)	(4,827,652)
Recoveries	182,195	2,360,649	2,542,844
Charge-offs, net of recoveries	(136,874)	(2,147,934)	(2,284,808)
ALLL, end of period	$193,742	$2,992,576	$3,186,318

	Year Ended
	December 31, 2017
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$559,092	$2,538,127	$3,097,219
Provision for loan and lease losses	181,698	2,332,160	2,513,858
Charge-offs	(606,898)	(4,128,249)	(4,735,147)
Recoveries	250,275	2,120,317	2,370,592
Charge-offs, net of recoveries	(356,623)	(2,007,932)	(2,364,555)
ALLL, end of period	$384,167	$2,862,355	$3,246,522

	Year ended
	December 31, 2016
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$590,807	$1,891,989	$2,482,796
Provision for loan and lease losses	309,664	2,459,588	2,769,252
Charge-offs	(1,024,882)	(3,539,153)	(4,564,035)
Recoveries	683,503	1,725,703	2,409,206
Charge-offs, net of recoveries	(341,379)	(1,813,450)	(2,154,829)
ALLL, end of period	$559,092	$2,538,127	$3,097,219

Refer to Note 20 for discussion of contingencies and possible losses related to the impact of hurricane activity in regions where the Company has lending activities.

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	December 31, 2018	December 31, 2017

Non-accrual loans:
Commercial:
CRE	$88,500	$139,236
C&I	189,827	230,481
Multifamily	13,530	11,348
Other commercial	72,841	83,468
Total commercial loans	364,698	464,533
Consumer:
Residential mortgages	216,815	265,436
Home equity loans and lines of credit	115,813	134,162
RICs and auto loans - originated	1,455,406	1,257,122
RICs - purchased	89,916	256,617
Personal unsecured loans	3,602	2,366
Other consumer	9,187	10,657
Total consumer loans	1,890,739	1,926,360
Total non-accrual loans	2,255,437	2,390,893

OREO	107,868	130,777
Repossessed vehicles	224,046	210,692
Foreclosed and other repossessed assets	1,844	2,190
Total OREO and other repossessed assets	333,758	343,659
Total non-performing assets	$2,589,195	$2,734,552

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

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$20,179	$49,317	$69,496	$8,634,985	$8,704,481	$—
C&I (1)	61,495	74,210	135,705	15,602,453	15,738,158	—
Multifamily	1,078	4,574	5,652	8,303,463	8,309,115	—
Other commercial	16,081	5,330	21,411	7,608,593	7,630,004	6
Consumer:
Residential mortgages	186,222	171,265	357,487	9,741,496	10,098,983	—
Home equity loans and lines of credit	58,507	79,860	138,367	5,327,303	5,465,670	—
RICs and auto loans - originated	4,076,015	419,819	4,495,834	24,036,251	28,532,085	—
RICs and auto loans - purchased	242,604	21,923	264,527	538,608	803,135	—
Personal unsecured loans	93,675	102,463	196,138	2,404,327	2,600,465	98,973
Other consumer	16,261	13,782	30,043	417,007	447,050	—
Total	$4,772,117	$942,543	$5,714,660	$82,614,486	$88,329,146	$98,979
(1) Residential mortgages includes $214.5 million of LHFS at December 31, 2018.
(2) Personal unsecured loans includes $1.1 billion of LHFS at December 31, 2018.

	As of
	December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$25,174	$100,524	$125,698	$9,153,527	$9,279,225	$—
C&I	49,584	75,924	125,508	14,461,981	14,587,489	—
Multifamily	3,562	2,990	6,552	8,267,883	8,274,435	—
Other commercial	34,021	3,359	37,380	7,137,359	7,174,739	—
Consumer:
Residential mortgages	217,558	210,777	428,335	8,628,600	9,056,935	—
Home equity loans and lines of credit	50,919	91,975	142,894	5,764,839	5,907,733	—
RICs and auto loans - originated	3,602,308	357,016	3,959,324	20,272,977	24,232,301	—
RICs and auto loans - purchased	452,235	40,516	492,751	1,342,117	1,834,868	—
Personal unsecured loans	85,394	105,054	190,448	2,157,319	2,347,767	96,461
Other consumer	24,879	14,220	39,099	578,576	617,675	—
Total	$4,545,634	$1,002,355	$5,547,989	$77,765,178	$83,313,167	$96,461

(1)	C&I loans included $149.2 million of LHFS at December 31, 2017.

(2)	Residential mortgages included $210.2 million of LHFS at December 31, 2017.

(3)	RICs and auto loans included $1.1 billion of LHFS at December 31, 2017.

(4)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2017.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	December 31, 2018
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$79,056	$88,960	$—	$102,731
C&I	25,859	36,067	—	54,200
Multifamily	18,260	19,175	—	14,074
Other commercial	7,348	7,380	—	4,058
Consumer:
Residential mortgages	144,899	201,905	—	126,110
Home equity loans and lines of credit	46,069	48,021	—	49,233
RICs and auto loans - originated	1	1	—	1
RICs and auto loans - purchased	7,061	9,071	—	11,627
Personal unsecured loans	4	4	—	42
Other consumer	3,591	3,591	—	6,574
With an allowance recorded:
Commercial:
CRE	58,861	66,645	6,449	78,271
C&I	180,178	197,937	66,329	178,474
Multifamily	—	—	—	3,101
Other commercial	59,914	59,914	21,342	68,813
Consumer:
Residential mortgages	253,965	289,447	29,156	288,029
Home equity loans and lines of credit	60,540	71,475	4,272	62,684
RICs and auto loans - originated	4,630,614	4,652,013	1,231,164	4,742,820
RICs and auto loans - purchased	614,071	694,000	184,545	890,274
Personal unsecured loans	16,182	16,446	6,875	16,330
Other consumer	10,060	13,275	1,162	10,826
Total:
Commercial	$429,476	$476,078	$94,120	$503,722
Consumer	5,787,057	5,999,249	1,457,174	6,204,550
Total	$6,216,533	$6,475,327	$1,551,294	$6,708,272

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $761.0 million for the year ended December 31, 2018 on approximately $5.0 billion of TDRs that were in performing status as of December 31, 2018.

	December 31, 2017
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$126,406	$174,842	$—	$139,063
C&I	82,541	96,324	—	75,338
Multifamily	9,887	10,838	—	10,129
Other commercial	767	911	—	903
Consumer:
Residential mortgages	107,320	128,458	—	141,195
Home equity loans and lines of credit	52,397	54,421	—	50,635
RICs and auto loans - purchased	16,192	20,783	—	25,283
Personal unsecured loans	80	80	—	345
Other consumer	9,557	13,055	—	14,446
With an allowance recorded:
Commercial:
CRE	97,680	117,730	18,523	118,492
C&I	176,769	200,382	59,696	196,674
Multifamily	6,201	6,201	313	4,566
Other commercial	77,712	77,772	23,794	42,465
Consumer:
Residential mortgages	322,092	392,833	40,963	303,361
Home equity loans and lines of credit	64,827	77,435	4,770	57,345
RICs and auto loans - originated	4,855,026	4,914,656	1,422,834	4,063,171
RICs and auto loans - purchased	1,166,476	1,318,306	347,663	1,511,212
Personal unsecured loans	16,477	16,661	6,259	16,668
Other consumer	11,592	15,290	2,151	12,343
Total:
Commercial	$577,963	$685,000	$102,326	$587,630
Consumer	6,622,036	6,951,978	1,824,640	6,196,004
Total	$7,199,999	$7,636,978	$1,926,966	$6,783,634

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $795.4 million for the year ended December 31, 2017 on approximately $5.9 billion of TDRs that were in performing status as of December 31, 2017.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

December 31, 2018	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,698,373	$14,518,566	$8,072,407	$7,466,419	$37,755,765
Special mention	628,097	772,704	204,262	67,313	1,672,376
Substandard	373,356	408,515	32,446	36,255	850,572
Doubtful	4,655	38,373	—	60,017	103,045
Total commercial loans	$8,704,481	$15,738,158	$8,309,115	$7,630,004	$40,381,758

(1)	Financing receivables include LHFS.

December 31, 2017	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$8,281,626	$13,176,248	$8,123,727	$7,059,627	$36,641,228
Special mention	645,835	941,683	105,225	29,657	1,722,400
Substandard	317,510	398,325	45,483	21,747	783,065
Doubtful	34,254	71,233	—	63,708	169,195
Total commercial loans	$9,279,225	$14,587,489	$8,274,435	$7,174,739	$39,315,888

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	December 31, 2018		December 31, 2017
(dollars in thousands)	RICs and auto loans (3)	Percent	RICs and auto loans	Percent
No FICO®(1)	$3,136,449	10.7%	$3,429,190	13.6%
<600	14,884,385	50.7%	13,445,032	53.9%
600-639	5,185,412	17.7%	4,332,278	17.4%
640-679	4,758,394	16.2%	3,759,621	15.1%
680-719	289,270	1.0%	—	—%
720-759	283,052	1.0%	—	—%
>=760	798,258	2.7%	—	—%
Total	$29,335,220	100.0%	$24,966,121	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.
(3) Reflects Chrysler portfolio originated for SBNA beginning in July 2018.

Consumer Lending Asset Quality Indicators-FICO and LTV Ratio

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
December 31, 2018	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$87,808	$4,465	$—	$—	$423	$—	$—	$92,696
<600	69	225,647	54,101	35,625	26,863	2,450	4,604	349,359
600-639	35	157,281	47,712	34,124	37,901	943	1,544	279,540
640-679	—	308,780	112,811	76,512	101,057	1,934	1,767	602,861
680-719	—	560,920	266,877	148,283	175,889	3,630	3,593	1,159,192
720-759	50	1,061,969	535,840	210,046	218,177	4,263	6,704	2,037,049
>=760	213	3,518,916	1,253,733	354,629	220,695	6,477	9,102	5,363,765
Grand Total	$88,175	$5,837,978	$2,271,074	$859,219	$781,005	$19,697	$27,314	$9,884,462
(1) Excludes LHFS.
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

	Home Equity Loans and Lines of Credit(2)
December 31, 2018	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$133,436	$841	$197	$—	$5	$134,479
<600	1,130	209,536	64,202	14,948	5,988	295,804
600-639	398	166,384	48,543	7,932	2,780	226,037
640-679	919	305,642	112,937	10,311	6,887	436,696
680-719	869	527,374	215,824	17,231	13,482	774,780
720-759	1,139	732,467	292,516	20,812	14,677	1,061,611
>=760	2,280	1,844,830	614,221	46,993	27,939	2,536,263
Grand Total	$140,171	$3,787,074	$1,348,440	$118,227	$71,758	$5,465,670

(1)
Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2017	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$174,426	$6,759	$1,214	$—	$—	$—	$—	$182,399
<600	21	220,738	55,108	35,617	23,834	2,505	6,020	343,843
600-639	45	155,920	42,420	35,009	34,331	2,696	6,259	276,680
640-679	37	320,248	94,601	90,582	86,004	3,011	2,641	597,124
680-719	98	554,058	236,408	136,916	145,545	3,955	10,317	1,087,297
720-759	92	952,532	480,900	177,700	179,648	4,760	8,600	1,804,232
>=760	588	3,019,418	1,066,103	262,490	185,579	8,418	12,594	4,555,190
Grand Total	$175,307	$5,229,673	$1,976,754	$738,314	$654,941	$25,345	$46,431	$8,846,765

(1)	Excludes LHFS.

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	December 31, 2018	December 31, 2017

Performing	$5,014,224	$5,860,119
Non-performing	908,128	982,868
Total (1)	$5,922,352	$6,842,987
(1) Excludes LHFS.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the years ended December 31, 2018, 2017, and 2016 respectively:

	Year Ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	99	$145,214	$(2,867)	$1,749	$(3,943)	$140,153
C&I	247	9,932	(33)	—	(384)	9,515
Consumer:
Residential mortgages(3)	189	32,606	—	—	(836)	31,770
Home equity loans and lines of credit	159	10,629	18	36	(138)	10,545
RICs and auto loans - originated	128,103	2,176,299	10,907	—	399	2,187,605
RICs - purchased	4,305	28,596	(27)	—	(17)	28,552
Personal unsecured loans	363	4,650	—	—	(61)	4,589
Other consumer	11	308	—	—	(80)	228
Total	133,476	$2,408,234	$7,998	$1,785	$(5,060)	$2,412,957
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
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Rate Reduction	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	75	$152,550	$(13,944)	$—	$(13,896)	$124,710
C&I	790	24,915	(11)	—	(42)	24,862
Consumer:
Residential mortgages(3)	212	40,578	5	133	118	40,834
Home equity loans and lines of credit	70	5,554	—	—	1,014	6,568
RICs and auto loans - originated	189,246	3,339,056	(2,699)	—	(290)	3,336,067
RICs - purchased	17,717	159,462	(1,679)	—	(44)	157,739
Personal unsecured loans	391	4,678	—	—	(130)	4,548
Other consumer	109	3,055	—	—	24	3,079
Total	208,610	$3,729,848	$(18,328)	$133	$(13,246)	$3,698,407
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

	Year Ended December 31, 2016
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	92	$207,004	$567	$(23,957)	$183,614
C&I	1,416	47,003	(7)	(149)	46,847
Consumer:
Residential mortgages(3)	277	36,203	(53)	9,982	46,132
Home equity loans and lines of credit	161	10,360	—	416	10,776
RICs and auto loans - originated	155,114	2,878,648	(438)	(292)	2,877,918
RICs - purchased	42,774	496,224	(2,353)	(115)	493,756
Personal unsecured loans	390	5,070	—	(201)	4,869
Other consumer	691	18,246	(38)	(1,133)	17,075
Total	200,915	$3,698,758	$(2,322)	$(15,449)	$3,680,987

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2018, 2017, and 2016 respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31,
	2018		2017		2016
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	7	$21,654	18	$27,286	—	$—
C&I	155	20,920	205	7,741	264	16,996
Other commercial	—	—	2	22	—	—
Consumer:
Residential mortgages	165	20,783	302	36,112	63	9,120
Home equity loans and lines of credit	43	2,609	6	257	15	890
RICs and auto loans	40,007	673,875	47,789	831,102	48,686	814,454
Personal Unsecured loans	194	1,743	320	3,250	—	—
Other consumer	—	—	35	394	215	3,117
Total	40,571	$741,584	48,677	$906,164	49,243	$844,577

(1)	The recorded investment represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of December 31, 2018 and December 31, 2017:

(in thousands)	December 31, 2018	December 31, 2017
Leased vehicles	$18,737,338	$14,751,568
Less: accumulated depreciation	(3,518,025)	(3,333,125)
Depreciated net capitalized cost	15,219,313	11,418,443
Origination fees and other costs	66,967	27,246
Manufacturer subvention payments	(1,307,424)	(1,047,113)
Leased vehicles, net	13,978,856	10,398,576

Commercial equipment vehicles and aircraft, gross	130,274	93,981
Less: accumulated depreciation	(30,337)	(18,249)
Commercial equipment vehicles and aircraft, net	99,937	75,732

Total operating lease assets, net	$14,078,793	$10,474,308

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2018 (in thousands):

2019	$2,316,799
2020	1,652,894
2021	599,278
2022	34,250
2023	6,003
Thereafter	11,739
Total	$4,620,963
Lease income was $2.4 billion, $2.0 billion, and $1.8 billion for the years ended December 31, 2018, 2017, and 2016, respectively.

During the years ended December 31, 2018, 2017, and 2016 the Company recognized $202.8 million, $127.2 million, and $66.9 million respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

Lease expense was $1.8 billion, $1.6 billion, $1.3 billion for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2018	December 31, 2017
Land	$87,531	$89,350
Office buildings	185,218	201,927
Furniture, fixtures, and equipment	427,245	434,591
Leasehold improvement	509,314	551,442
Computer software	990,429	1,002,260
Automobiles and other	1,475	1,146
Total premise and equipment	2,201,212	2,280,716
Less accumulated depreciation	(1,395,272)	(1,431,655)
Total premises and equipment, net	$805,940	$849,061

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $268.0 million, $300.0 million, and $282.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2018 the Company sold 13 properties. The Company received net proceeds of $5.8 million from the sales, with a net gain of $2.1 million. The carrying value of these properties was $3.6 million. Of the 13 properties sold, the Company leased back one property and accounted for the transaction as a sale-leaseback resulting in recognition of a $154.0 thousand gain on the date of the transaction, and deferral of the remaining $1.3 million gain. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations.

In 2017, the Company sold and leased back ten properties. The Company received net proceeds of $58.0 million in connection with the sales. The carrying value of the properties sold was $15.3 million. The Company accounted for the transaction as a sale-leaseback resulting in recognition of a $31.2 million gain on the date of the transactions, and deferral of the remaining $11.5 million. The Company sold eight properties for a $2.4 million gain in 2016.

NOTE 7. VIEs

The Company transfers RICs and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP and the Company may or may not consolidate these VIEs on its Consolidated Balance Sheets.

The collateral borrowings under credit facilities and securitization notes payable of the Company’s consolidated VIEs remain on the Consolidated Financial Statements. The Company recognizes finance charges, fee income, and provision for credit losses on the RICs, and leased vehicles and interest expense on the debt. Revolving credit facilities generally also utilize entities that are considered VIEs, which are included on the Consolidated Balance Sheets.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling trust is considered a VIE.

On-balance sheet VIEs

The assets of consolidated VIEs, that are included in the Company's Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, and that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit were as follows(1):

NOTE 7. VIEs (continued)

(in thousands)	December 31, 2018	December 31, 2017
Assets
Restricted cash	$1,582,158	$1,995,557
Loans(2)(3)	24,098,638	22,679,381
Operating lease assets, net	13,978,855	10,160,327
Various other assets	685,383	747,101
Total Assets	$40,345,034	$35,582,366
Liabilities
Notes payable(3)	$31,949,839	$28,469,999
Various other liabilities	122,010	197,969
Total Liabilities	$32,071,849	$28,667,968
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
(2) Includes zero and $1.1 billion of RICs HFS at December 31, 2018 and December 31, 2017, respectively.
(3) Reflects the impacts of purchase accounting.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of December 31, 2018 and December 31, 2017, the Company was servicing $27.1 billion and $26.2 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

A summary of the cash flows received from the consolidated securitization Trusts for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Assets securitized	$26,650,284	$18,442,793	$15,828,921

Net proceeds from new securitizations (1)	$17,338,880	$14,126,211	$13,319,530
Net proceeds from sale of retained bonds	1,059,694	499,354	436,812
Cash received for servicing fees (2)	887,988	866,210	787,778
Net distributions from Trusts (2)	2,767,509	2,613,032	1,748,013
Total cash received from Trusts	$22,054,071	$18,104,807	$16,292,133
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the years ended December 31, 2018, 2017 and 2016, the Company sold $2.9 billion, $2.6 billion and $886.3 million, respectively, of gross RICs to VIEs in off-balance sheet securitizations for a loss (excluding lower of cost or market adjustments, if any) of $20.7 million, $13.0 million and $10.5 million, respectively, recorded in Miscellaneous income, net in the Consolidated Financial Statements. Beginning in 2017, the transactions were executed under the Company's securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

As of December 31, 2018 and December 31, 2017, the Company was servicing $4.1 billion and $3.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	December 31, 2018	December 31, 2017
Santander Private Auto Issuing Note ("SPAIN") trust	$3,461,793	$2,024,016
Total serviced for related parties	3,461,793	2,024,016

Chrysler Capital securitizations	611,050	1,404,232
Total serviced for third parties	611,050	1,404,232
Total serviced for other portfolio	$4,072,843	$3,428,248

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the Trusts for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Receivables securitized (1)	$2,905,922	$2,583,341	$904,108

Net proceeds from new securitizations	$2,909,794	$2,588,227	$876,592
Cash received for servicing fees	43,859	35,682	47,804
Total cash received from Trusts	$2,953,653	$2,623,909	$924,396
(1) Represents the UPB at the time of original securitization.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units at December 31, 2018:

(in thousands)	Consumer and Business Banking	Commercial Banking	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$131,130	$1,019,960	$4,444,389

During 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. Refer to Note 23 for further discussion on this change in reportable segments. There were no additions or removals of underlying lines of business in connection with this reporting change. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, have been combined.

Also during 2018, Santander renamed its Global and Corporate Banking ("GCB") business to CIB to more accurately reflect its business strategy and business proposition to clients, and to align with the name used by a majority of its competitors in the industry. There were no changes to the composition of the reportable segment or reporting unit as a result of this change.

There were no disposals, additions or impairments of goodwill for the year ended December 31, 2018. There were no disposals, additions or re-allocations of goodwill for the years ended December 31, 2017 or December 31, 2016. After conducting an analysis of the fair value of each reporting unit as of October 1, 2017, the Company determined that the full amount of goodwill attributed to Santander BanCorp of $10.5 million was impaired and, as a result, it was written off, primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effects of Hurricane Maria. No impairments of goodwill attributed to other reporting units were identified. There were no impairments of goodwill for the year ended December 31, 2016.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods.

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2018		December 31, 2017
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$387,196	$(192,804)	$426,411	$(153,589)
Chrysler relationship	65,000	(73,750)	80,000	(58,750)
Trade name	14,700	(3,300)	15,900	(2,100)
Other intangibles	8,297	(46,894)	13,442	(56,021)
Total intangibles subject to amortization	$475,193	$(316,748)	$535,753	$(270,460)

At December 31, 2018 and December 31, 2017, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $60.7 million, $61.5 million, and $70.0 million the years ended December 31, 2018, 2017, and 2016, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2019	$55,717
2020	58,929
2021	42,903
2022	39,901
2023	28,649
Thereafter	249,094

NOTE 9. OTHER ASSETS

The following is a detail of items that comprised other assets at December 31, 2018 and 2017:

(in thousands)	December 31, 2018	December 31, 2017

Deferred tax assets	$625,087	$771,652
Accrued interest receivable	566,602	577,585
Derivative assets at fair value	511,916	448,977
Other repossessed assets	225,890	212,882
Equity method investments	204,687	194,434
MSRs	152,121	149,197
OREO	107,868	130,777
Miscellaneous assets, receivables and prepaid expenses	1,259,165	1,160,901
Total other assets	$3,653,336	$3,646,405

Other assets is comprised of:

•	Deferred tax asset, net - Refer to Note 15 of these Consolidated Financial Statements for more information on tax-related activities.

•	Derivative assets at fair value - Refer to the offsetting of financial assets table in Note 14 to these Consolidated Financial Statements for the detail of these amounts.

NOTE 9. OTHER ASSETS (continued)

•
Equity method investments - The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to qualified community development entities, such as renewable energy investments, through the New Market Tax Credits ("NMTC") and CRA programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance.

•	MSRs - See further discussion on the valuation of the MSRs in Note 16.

•
Miscellaneous assets and receivables includes $373.2 million and $292.2 million of Income tax receivables and $199.0 million and $172.5 million of prepaid expenses at December 31, 2018 and 2017, respectively. In addition subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables, and unapplied payments are also included in miscellaneous assets. The 2018 increase was due to increases in subvention receivables, income tax receivables, and due from others related to broker dealer activities offset by decreases in wire transfer clearing, and investment proceeds receivable.

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$8,827,704	14.4%	$8,784,597	14.4%
Non-interest-bearing demand deposits	14,420,450	23.4%	15,402,235	25.3%
Savings	5,875,787	9.6%	5,903,897	9.7%
Customer repurchase accounts	654,843	1.1%	802,119	1.4%
Money market	24,263,929	39.4%	24,530,661	40.3%
CDs	7,468,667	12.1%	5,407,594	8.9%
Total Deposits (1)	$61,511,380	100.0%	$60,831,103	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $8.4 billion and $9.1 billion at December 31, 2018 and December 31, 2017, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.7 billion and $2.3 billion at December 31, 2018 and December 31, 2017, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $50.0 million and $38.9 million at December 31, 2018 and December 31, 2017, respectively.

Interest expense on deposits and other customer accounts is summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2018	2017	2016
Interest-bearing demand deposits	$41,481	$21,628	$40,262
Savings	12,325	11,004	12,723
Customer repurchase accounts	1,761	1,932	1,750
Money market	245,794	132,993	126,418
CDs	87,767	73,487	95,869
Total Deposits	$389,128	$241,044	$277,022

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2018 as scheduled to mature contractually:

(in thousands)
Three months or less	$731,665
Over three through six months	513,196
Over six through twelve months	1,349,221
Over twelve months	1,191,485
Total	$3,785,568

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS (continued)

The following table sets forth the maturity of all the Company's CDs at December 31, 2018 as scheduled to mature contractually:

(in thousands)
2019	$5,265,491
2020	956,587
2021	932,662
2022	247,684
2023	60,209
Thereafter	6,034
Total	$7,468,667

At December 31, 2018 and December 31, 2017, the Company had $1.9 billion and $1.3 billion of CDs greater than $250 thousand.

NOTE 11. BORROWINGS

Total borrowings and other debt obligations at December 31, 2018 were $45.0 billion, compared to $39.0 billion at December 31, 2017. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the year ended December 31, 2018.

During 2017, the Bank had the following borrowings and other debt obligations activity:

•	repurchased $1.0 billion of its 2.00% senior notes due 2018 and senior floating rate notes due 2018.

•	repurchased $14.2 million of its real estate investment trust (“REIT") preferred debt.

•	repurchased $307.9 million of its 8.75% subordinated notes due 2018. The Company recorded a loss on debt extinguishment related to this repurchase of $14.0 million.

•	On February 4th, 2019 the Bank paid off its subordinated term loan due February 2019.

SHUSA

During 2018, the Company issued $1.4 billion in debt consisting of:

•	$427.9 million of its senior floating rate notes

•	$1.0 billion of its 4.45% senior notes due 2021

During 2018, the Company repurchased the following borrowings and other debt obligations:

•	$244.6 million of its 3.45% senior notes

•	$821.3 million of its 2.7% senior notes

•	$154.6 million of its Sovereign Cap Trust IX subordinated debentures and common securities.

During 2017, the Company issued $4.7 billion in debt consisting of:

•	$1.4 billion of its 3.70% senior notes due 2022

•	$759.7 million of its senior floating rate notes due 2019

•	$1.1 billion of its 4.40% senior notes due 2027

•	$418.5 million of its senior floating rate notes due 2020

•	$1.0 billion of its 3.40% senior notes due 2023

NOTE 11. BORROWINGS (continued)

During 2017, the Company repurchased the following borrowings and other debt obligations:

•	$255.4 million of its 3.45% senior notes

•	$80.3 million of its Capital Trust VI junior subordinated debentures due June 2036

The Company recorded loss on debt extinguishment related to debt repurchases and early repayments at SHUSA of $3.5 million and $30.3 million for the years ended December 31, 2018, and 2017, respectively.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes, due August 2018	$—	—%	$244,317	3.62%
2.70% senior notes, due May 2019	178,628	2.82%	998,349	2.82%
2.65% senior notes, due April 2020	997,848	2.82%	996,238	2.82%
4.45% senior notes, due December 2021	995,540	4.61%	—	—%
3.70% senior notes, due March 2022	1,440,063	3.74%	1,440,044	3.74%
3.40% senior notes, due January 2023	994,831	3.54%	993,662	3.54%
4.50% senior notes, due July 2025	1,095,966	4.56%	1,095,449	4.56%
4.40% senior notes, due July 2027	1,049,799	4.40%	1,049,787	4.40%
Junior subordinated debentures - Sovereign Capital Trust IX, due July 2036	—	—%	149,462	3.14%
Common securities - Sovereign Capital Trust IX	—	—%	4,640	3.14%
Senior notes, due July 2019 (1)	388,717	3.22%	388,565	2.31%
Senior notes, due September 2019 (1)	370,936	3.18%	370,754	2.34%
Senior notes, due January 2020 (1)	302,619	3.22%	302,494	2.40%
Senior notes, due September 2020 (2)	108,888	3.17%	115,804	3.32%
Senior notes, due June 2022(1)	427,850	3.38%	—	—%
Subsidiaries
2.00% subordinated debt, maturing through 2042	40,703	2.00%	40,842	2.00%
Short-term borrowing, due within one year, maturing January 2019	44,000	2.40%	24,000	1.38%
Total due to others overnight, due within one year, due July 2018	—	—%	10,000	1.38%
Short-term borrowing, due within one year, maturing January 2019	15,900	0.38%	37,546	0.25%
Short-term borrowings, due within one year, maturing through 2018	—	—%	7,123	0.83%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$8,452,288	3.76%	$8,269,076	3.45%
(1) These notes bear interest at a rate equal to the three-month London Interbank Offered Rate (“LIBOR") plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2018		December 31, 2017
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
8.750% subordinated debentures, due May 2018	$—	—%	$192,019	8.92%
Subordinated term loan, due February 2019	99,402	8.20%	111,883	7.12%
FHLB advances, maturing through September 2021	4,850,000	2.74%	1,950,000	1.53%
Securities sold under repurchase agreements	—	—%	150,000	1.56%
REIT preferred, callable May 2020	145,590	13.22%	144,167	13.35%
Subordinated term loan, due August 2022	26,770	9.95%	27,911	8.89%
Total Bank borrowings and other debt obligations	$5,121,762	3.18%	$2,575,980	3.07%

The Bank had outstanding irrevocable letters of credit totaling $688.8 million from the FHLB of Pittsburgh at December 31, 2018, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 11. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2018 and December 31, 2017, respectively:

	December 31, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$314,845	$1,250,000	4.83%	$458,390	$—
Warehouse line, due November 2020	317,020	500,000	3.53%	359,214	525
Warehouse line, due August 2020(2)	2,154,243	4,400,000	3.79%	2,859,113	4,831
Warehouse line, due October 2020	242,377	2,050,000	5.94%	345,599	120
Warehouse line, due August 2019	53,584	500,000	8.34%	78,790	—
Warehouse line, due November 2020	1,000,000	1,000,000	3.32%	1,430,524	6
Warehouse line, due October 2019	97,200	350,000	4.35%	108,418	328
Repurchase facility, due April 2019(3)	167,118	167,118	3.84%	235,540	—
Repurchase facility, due March 2019(3)	131,827	131,827	3.54%	166,308	—
Total SC revolving credit facilities	$4,478,214	$10,348,945	3.92%	$6,041,896	$5,810

(1)	As of December 31, 2018, one-half of the outstanding balance on this facility matures in March 2019 and the remaining balance matures in March 2020.

(2)	This line is held exclusively for financing of Chrysler Capital leases.

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

NOTE 11. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2018 and December 31, 2017, respectively:

	December 31, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and April 2026(1)	$19,225,169	$41,380,952	1.16% - 3.53%	$24,912,904	$1,541,714
SC privately issued amortizing notes, maturing on various dates between June 2019 and September 2024	7,676,351	11,305,368	0.88% - 3.17%	10,383,266	35,201
Total SC secured structured financings	$26,901,520	$52,686,320	.88% - 3.53%	$35,296,170	$1,576,915
(1) Securitizations executed under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes initial note amounts issued balance for any securitizations deals that were paid off during the year or any new top ups for the year

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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of December 31, 2018 and December 31, 2017, SC had private issuances of notes backed by vehicle leases outstanding totaling $7.8 billion and $3.7 billion, respectively.

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2018:

(in thousands)
2019	$4,988,996
2020	9,427,828
2021	7,009,986
2022	9,282,303
2023	5,661,986
Thereafter	8,582,685
Total	$44,953,784

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the years ended December 31, 2018, 2017, and 2016 respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2018			December 31, 2017		December 31, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$(6,225)	$(848)	$(7,073)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	4,781	(1,504)	3,277
Net unrealized (losses) on cash flow hedge derivative financial instruments	(1,444)	(2,352)	(3,796)	$(6,388)	$(3,796)	$—
Cumulative impact of adoption of new ASU(4)					(9,629)
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					(13,425)	(19,813)

Change in unrealized (losses) on investments in debt securities AFS and HTM	(84,316)	(3,577)	(87,893)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	6,717	285	7,002
Net unrealized (losses) on investments in debt securities AFS and HTM	(77,599)	(3,292)	(80,891)	(140,498)	(80,891)
Cumulative impact of adoption of new ASU(4)					(24,378)
Net unrealized (losses) on investments in debt securities AFS and HTM - upon adoption					(105,269)	(245,767)

Pension and post-retirement actuarial (loss)(3)	7,527	(6,967)	560	(51,545)	560
Cumulative impact of adoption of new ASU(4)					(5,087)
Pension and post-retirement actuarial gain upon adoption					(4,527)	(56,072)

As of December 31, 2018	$(71,516)	$(12,611)	$(84,127)	$(198,431)	$(123,221)	$(321,652)

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

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2017			December 31, 2016		December 31, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$10,620	$7,508	$18,128
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(15,005)	(2,786)	(17,791)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(4,385)	4,722	337	$(6,725)	$337	$(6,388)

Change in unrealized (losses) on investment securities AFS	(17,972)	6,694	(11,278)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,444	(910)	1,534
Net unrealized (losses) on investment securities AFS	(15,528)	5,784	(9,744)	(130,754)	(9,744)	(140,498)

Pension and post-retirement actuarial gain(3)	4,954	(770)	4,184	(55,729)	4,184	(51,545)
As of December 31, 2017	$(14,959)	$9,736	$(5,223)	$(193,208)	$(5,223)	$(198,431)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of AFS securities.

(3)	Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	For the Year Ended December 31, 2016			December 31, 2015		December 31, 2016
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$1,203	$(130)	$1,073
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	9,848	(1,065)	8,783
Net unrealized gains on cash flow hedge derivative financial instruments	11,051	(1,195)	9,856	$(16,581)	$9,856	$(6,725)
Change in unrealized gains on investment securities AFS	4,040	(1,459)	2,581
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(57,771)	20,350	(37,421)
Reclassification adjustment for net losses included in net income/(expense) on OTTI securities (3)	44	(16)	28
Reclassification adjustment for net (gains) included in net income	(57,727)	20,334	(37,393)
Net unrealized (losses) on investment securities AFS	(53,687)	18,875	(34,812)	(95,942)	(34,812)	(130,754)
Pension and post-retirement actuarial gain(4)	3,768	(1,490)	2,278	(58,007)	2,278	(55,729)
As of December 31, 2016	$(38,868)	$16,190	$(22,678)	$(170,530)	$(22,678)	$(193,208)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of AFS securities.

(3)
Unrealized losses/(gains) previously recognized in accumulated OCI on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Consolidated Financial Statements.

(4)	Included in the computation of net periodic pension costs.

NOTE 13. STOCKHOLDER'S EQUITY

At December 31, 2018, the Company had 530,391,043 shares of common stock outstanding. Additional transactions with Santander that are disclosed within the Consolidated Statements of Stockholder's Equity that are shown net are disclosed within the table below:

Impact to common stock and paid in capital
(in thousands)
Deferred tax asset on purchased assets	$3,156
Adjustment to book value of assets purchased on January 1	277
February 2018 contribution	5,741
October 2018 contribution	45,846
December 2018 contribution	33,448
2018 Net contribution from shareholder	$88,468

March 2017 cash contribution	$9,000
December 2017 contribution(1)	15,317
December 2017 return of capital(1)	(12,570)
2017 net contribution from shareholder	$11,747
(1) - The December contribution was utilized to purchase certain assets and liabilities from other Santander subsidiaries. The fair value of the net assets acquired exceeded their carrying value by $12.6 million, which is recorded as a return of capital. Refer to Note 21 for additional details.

On November 15, 2017, Santander contributed 34,598,506 shares of SC Common Stock purchased from DDFS LLC (“DDFS”), which reduced NCI and increased additional paid-in capital by $707.6 million.

During the year ended December 31, 2018, SC repurchased $182.6 million of SC Common Stock.

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock were payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represented 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder were entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders of $11.0 million, $14.6 million and $15.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The shares of Series C Preferred Stock were redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the OCC. On August 15th, 2018 the Company redeemed all outstanding shares of its Series C preferred stock.

NOTE 14. DERIVATIVES

General

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the OIS rate or LIBOR), security, credit spread or index.

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

NOTE 14. DERIVATIVES (continued)

See Note 16 for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2018, derivatives in this category had a fair value of $1.2 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the fourth quarter of 2018, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of December 31, 2018 and December 31, 2017, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $9.5 million and $10.4 million, respectively. The Company had $11.5 million and $15.7 million in cash and securities collateral posted to cover those positions as of December 31, 2018 and December 31, 2017, respectively.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2018, the Company expected $26.8 million of gains/losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 14. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2018 and December 31, 2017 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,176,105	$44,054	$10,503	2.67%	1.74%	2.07
Pay variable - receive fixed interest rate swaps	4,000,000	—	89,769	1.41%	2.40%	2.02
Interest rate floor	2,000,000	10,932	—	0.04%	—%	1.91
Total	$10,176,105	$54,986	$100,272	1.66%	1.66%	2.02

December 31, 2017
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$5,183,511	$46,422	$4,458	0.05%	0.14%	2.12
Pay variable - receive fixed interest rate swaps	4,000,000	—	80,453	1.41%	1.42%	3.02
Interest rate floor	1,000,000	3,020	—	—%	—%	2.64
Total	$10,183,511	$49,442	$84,911	0.58%	0.63%	2.53

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

NOTE 14. DERIVATIVES (continued)

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2018 and December 31, 2017 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Mortgage banking derivatives:
Forward commitments to sell loans	$329,189	$311,852	$4	$3	$4,821	$459
Interest rate lock commitments	133,680	126,194	2,677	2,105	—	—
Mortgage servicing	455,000	330,000	1,575	193	8,953	2,092
Total mortgage banking risk management	917,869	768,046	4,256	2,301	13,774	2,551

Customer-related derivatives:
Swaps receive fixed	11,335,998	9,328,079	92,542	72,912	120,185	70,348
Swaps pay fixed	11,825,804	9,576,893	163,673	110,109	72,662	51,380
Other	2,162,302	1,834,962	11,151	19,971	14,294	18,308
Total customer-related derivatives	25,324,104	20,739,934	267,366	202,992	207,141	140,036

Other derivative activities:
Foreign exchange contracts	3,635,119	2,764,999	47,330	24,932	37,466	25,521
Interest rate swap agreements	2,281,379	1,749,349	11,553	9,596	3,264	1,631
Interest rate cap agreements	7,758,710	10,932,707	128,467	135,942	—	32,109
Options for interest rate cap agreements	7,741,765	10,906,081	—	32,165	128,377	135,824
Other	1,038,558	824,786	4,527	5,874	7,137	5,228
Total	$48,697,504	$48,685,902	$463,499	$413,802	$397,159	$342,900

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2018, 2017 and 2016:

(in thousands)		Year Ended December 31,
Derivative Activity(1)	Line Item	2018	2017	2016

Fair value hedges:
Cross-currency swaps	Net Interest Income	$—	$—	$174
Interest rate swaps	Net Interest Income	—	2,397	(4,891)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	33,881	(10,152)	(6,397)
Pay variable receive-fixed interest rate swap	Interest income on loans	(24,346)	9,104	2,353
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(4,362)	(9,033)	8,034
Interest rate lock commitments	Miscellaneous income, net	572	(211)	(224)
Mortgage servicing	Miscellaneous income, net	(7,560)	2,075	1,552
Customer-related derivatives	Miscellaneous income, net	34,987	16,703	14,861
Foreign exchange	Miscellaneous income, net	2,259	6,520	5,189
Interest rate swaps, caps, and options	Miscellaneous income, net	11,901	10,897	4,450
	Interest expense	—	6,060	51,862

Total return settlement	Other administrative expenses	—	—	(4,365)
Other	Miscellaneous income, net	(4,030)	1,747	3,495

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $7.1 million, net of tax, for the year ended December 31, 2018 and gains of $18.1 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

The net amount of change reclassified from OCI into earnings for cash flow hedge derivatives was a loss of $3.3 million, net of tax, for the year ended December 31, 2018, and the net amount of change reclassified from OCI into earnings for cash flow hedge derivatives was a gain of $17.8 million and a loss of $8.8 million, net of tax, for the years ended December 31, 2017 and 2016, respectively.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements, which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the ISDA Master Agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset on its Consolidated Balance Sheets.

The Company has elected to present derivative balances on a gross basis even if the derivative is subject to a legally enforceable nettable ISDA Master Agreement for all trades executed after April 1, 2013. Collateral that is received or pledged for these transactions is disclosed within the “Gross amounts not offset in the Consolidated Balance Sheets” section of the tables below. Prior to April 1, 2013, the Company had elected to net all caps, floors, and interest rate swaps when it had an ISDA Master Agreement with the counterparty. The collateral received or pledged in connection with these transactions is disclosed within the “Gross amounts offset in the Consolidated Balance Sheets" section of the tables below.

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018
Cash flow hedges	$54,986	$—	$54,986	$—	$22,451	$32,535
Other derivative activities(1)	460,822	6,570	454,252	1,066	116,516	336,670
Total derivatives subject to a master netting arrangement or similar arrangement	515,808	6,570	509,238	1,066	138,967	369,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,677	—	2,677	—	—	2,677
Total Derivative Assets	$518,485	$6,570	$511,915	$1,066	$138,967	$371,882

December 31, 2017
Cash flow hedges	$49,442	$—	$49,442	$—	$3,076	$46,366
Other derivative activities(1)	411,697	6,731	404,966	2,021	77,975	324,970
Total derivatives subject to a master netting arrangement or similar arrangement	461,139	6,731	454,408	2,021	81,051	371,336
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,105	—	2,105	—	—	2,105
Total Derivative Assets	$463,244	$6,731	$456,513	$2,021	$81,051	$373,441

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2018
Cash flow hedges	$100,272	$—	$100,272	$—	$5,612	$94,660
Other derivative activities(1)	392,338	13,422	378,916	—	316,285	62,631
Total derivatives subject to a master netting arrangement or similar arrangement	492,610	13,422	479,188	—	321,897	157,291
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,821	—	4,821	—	3,827	994
Total Derivative Liabilities	$497,431	$13,422	$484,009	$—	$325,724	$158,285

December 31, 2017
Cash flow hedges	$84,911	$—	$84,911	$—	$622	$84,289
Other derivative activities(1)	342,752	16,236	326,516	—	165,716	160,800
Total derivatives subject to a master netting arrangement or similar arrangement	427,663	16,236	411,427	—	166,338	245,089
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	148	—	148	—	—	148
Total Derivative Liabilities	$427,811	$16,236	$411,575	$—	$166,338	$245,237

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

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

On December 22, 2017, the TCJA was enacted. Effective January 1, 2018, the TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%.

Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 specifies, among other things, that reasonable estimates of the income tax effects of the TCJA should be used, if determinable. Further, SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes (ASC 740), if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). The Company has obtained and analyzed all currently available information to record the effect of the change in tax law. At December 31, 2017, the Company recorded a one-time tax benefit of $427.3 million, primarily due to the re-valuation of its net deferred tax liability at the lower 21% rate. At December 31, 2018, we have completed our accounting for all of the enactment date income tax effects of the TCJA.

NOTE 15. INCOME TAXES (continued)

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Current:
Foreign	$13,183	$7,288	$30,983
Federal	(68,160)	24,335	71,429
State	64,002	7,951	(2,646)
Total current	9,025	39,574	99,766

Deferred:
Foreign	16,882	(15,065)	(36,039)
Federal	360,780	(193,837)	143,494
State	39,213	12,288	106,494
Total deferred	416,875	(196,614)	213,949
Total income tax provision/(benefit)	$425,900	$(157,040)	$313,715
Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to the Company's effective tax rate for each of the years indicated:

	Year Ended December 31,
	2018	2017	2016
Federal income tax at statutory rate	21.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	4.6%	0.9%	(5.0)%
Tax-exempt income	(0.8)%	(1.9)%	(1.6)%
Section 162(m) limitation	0.2%	—%	—%
Non-deductible FDIC insurance premiums	0.8%	—%	—%
BOLI	(0.9)%	(2.8)%	(2.1)%
State income taxes, net of federal tax benefit	5.9%	2.6%	5.7%
General business tax credits	(1.7)%	(2.1)%	(2.1)%
Electric vehicle credits	(0.7)%	(3.0)%	(2.7)%
Basis in SC	3.0%	3.4%	3.1%
Uncertain tax position reserve	(0.3)%	(0.4)%	3.3%
Tax reform	—%	(53.3)%	—%
Other	(1.0)%	2.0%	(0.7)%
Effective tax rate	30.1%	(19.6)%	32.9%

NOTE 15. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2018	2017
Deferred tax assets:

ALLL	$208,507	$214,873
Internal Revenue Code ("IRC") Section 475 mark to market adjustment	296,145	520,256
Unrealized loss on available-for-sale securities	76,915	57,325
Unrealized loss on derivatives	11,340	13,217
Held to maturity	5,901	—
Capital loss carryforwards	22,661	28,873
Net operating loss carryforwards	1,836,767	921,498
Non-solicitation payments	87	237
Employee benefits	98,735	112,206
General business credit & other tax credit carryforwards	670,502	627,969
Broker commissions paid on originated mortgage loans	11,073	11,179
Minimum tax credit carryforwards	87,822	164,661
Recourse reserves	5,346	5,143
Deferred interest expense	66,146	55,552
Depreciation and amortization	111,438	—
Other	153,370	120,450
Total gross deferred tax assets	3,662,755	2,853,439
Valuation allowance	(300,584)	(235,920)
Total deferred tax assets	3,362,171	2,617,519

Deferred tax liabilities:
Purchase accounting adjustments	81,151	82,217
Deferred income	38,448	20,562
Originated MSR	42,625	38,775
Change in Control deferred gain	375,573	345,014
Leasing transactions	3,270,042	2,076,602
Depreciation and amortization	—	122,417
Other	141,782	125,570
Total gross deferred tax liabilities	3,949,621	2,811,157

Net deferred tax (liability)	$(587,450)	$(193,638)

The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer, which is required to be recognized under IRC Section 475 for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes. The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on leasing transactions. The Change in Control deferred gain is the book over tax basis difference in the Company's investment in SC. The deferred tax liability would be realized upon the Company's disposition of its interest in SC or through dividends received from SC.

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

NOTE 15. INCOME TAXES (continued)

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2018, the Company maintained a valuation allowance of $300.6 million, compared to$235.9 million as of December 31, 2017, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $64.7 million increase year-over-year was primarily driven by increased losses of subsidiaries in Puerto Rico for which the related deferred tax assets are not expected to be realized in future periods.

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2018, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$1,712,321	$131,332	2037
State net operating loss carryforwards	124,446	5,841	2038
General business credit carryforward	670,502	78,427	2038
Minimum tax credit carryforward	87,822	4,723	N/A
Capital loss carryforward	22,661	22,661	2023
Deferred tax timing differences	—	57,600	N/A
Total	$2,617,752	$300,584
(1) These will expire in varying amounts through the final expiration year.

As of December 31, 2018, the Company’s intention to permanently reinvest unremitted earnings of certain foreign subsidiaries (with the exception of one subsidiary) in accordance with ASC 740-30 (formerly Accounting Principles Board Opinion No. 23) remains unchanged. This will continue to be evaluated as the Company’s business needs and requirements evolve. While the TCJA includes a transition tax which amounts to a deemed repatriation of foreign earnings and a one-time inclusion of these earnings in U.S. taxable income, there could be additional costs of actual repatriation of the foreign earnings, such as state taxes and foreign withholding taxes, which are inherently difficult to quantify. With respect to the subsidiary for which the Company did make a decision to no longer permanently reinvest its unremitted earnings, a $25.1 million liability was recorded for the year ended December 31, 2017 to reflect the applicable transition tax. This liability remained unchanged at December 31, 2018.

The TCJA also requires a U.S. shareholder of a controlled foreign corporation ("CFC") to include in income, as a deemed dividend, the global intangible low-taxed income ("GILTI") of the CFC. This provision is effective for taxable years of foreign corporations beginning after December 31, 2017, and to taxable years of United States shareholders in which or with which such taxable years of foreign corporations end. The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current period expense when incurred. An immaterial GILTI liability was incurred for 2018.

The Company has not provided deferred income taxes of $28.7 million on approximately $112.1 million of the Bank's existing pre-1988 tax bad debt reserve at December 31, 2018, due to the indefinite nature of the recapture provisions. Certain rules under section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by the Bank in excess of certain earnings and profits, the redemption of the Bank’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 15. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2018, the Company had reserves related to tax benefits from uncertain tax positions of $81.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2016	$259,863	$26,259	$286,122
Additions based on tax positions related to 2016	17,323	1,505	18,828
Additions for tax positions of prior years	4,644	37,508	42,152
Reductions for tax positions of prior years	(218,994)	(18,828)	(237,822)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,194)	(43)	(4,237)
Settlements	(2,886)	(3,028)	(5,914)
Gross unrecognized tax benefits at December 31, 2016	55,756	43,373	99,129
Additions based on tax positions related to 2017	987	—	987
Additions for tax positions of prior years	2,728	1,877	4,605
Reductions for tax positions of prior years	(784)	(1,926)	(2,710)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(9,999)	(1,526)	(11,525)
Gross unrecognized tax benefits at December 31, 2017	48,688	41,798	90,486
Additions based on tax positions related to the current year	1,005	—	1,005
Additions for tax positions of prior years	2,030	1,527	3,557
Reductions for tax positions of prior years	(1,545)	(65)	(1,610)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,813)	(764)	(5,577)
Settlements	(62)	(29)	(91)
Gross unrecognized tax benefits at December 31, 2018	$45,303	$42,467	$87,770
Gross net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2018	$45,303	$42,467

Less: Federal, state and local income tax benefits			(6,171)
Net unrecognized tax benefit reserves			$81,599

Tax positions will initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and relevant governmental taxing authorities. In establishing an income tax provision, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes penalties and interest accrued related to unrecognized tax benefits within Income tax provision on the Consolidated Statements of Operations.

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

In response to the First Circuit's decision, the Company, at December 31, 2016, used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.8 million tax reserve in relation to items that have not yet been determined by the courts, including potential penalties. The Company anticipates the matter will be finally resolved with no effect on net income.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated OCI are released only when an entire portfolio (i.e. all related units of account) of a particular type is liquidated, sold or extinguished.

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

There were no material transfers between Levels 1, 2 or 3 during the years ended December 31, 2018 or 2017 for any assets or liabilities valued at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2018 and December 31, 2017.

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Financial assets:
U.S. Treasury securities	$526,364	$1,278,381	$—	$1,804,745	$139,615	$858,497	$—	$998,112
Corporate debt	—	160,114	—	160,114	—	11,660	—	11,660
ABS	—	109,638	327,199	436,837	—	156,910	350,252	507,162
State and municipal securities	—	16	—	16	—	23	—	23
MBS	—	9,231,275	—	9,231,275	—	12,885,412	—	12,885,412
Investment in debt securities AFS(3)(6)	526,364	10,779,424	327,199	11,632,987	139,615	13,912,502	350,252	14,402,369
Other investments - trading securities	4	6	—	10	1	—	—	1
RICs HFI(4)	—	—	126,312	126,312	—	—	186,471	186,471
LHFS (1)(5)	—	209,506	—	209,506	—	197,691	—	197,691
MSRs (2)	—	—	149,660	149,660	—	—	145,993	145,993
Other assets - derivatives (3)	—	515,781	2,704	518,485	—	461,139	2,105	463,244
Total financial assets (7)	$526,368	$11,504,717	$605,875	$12,636,960	$139,616	$14,571,332	$684,821	$15,395,769
Financial liabilities:
Other liabilities - derivatives (3)	—	496,593	838	497,431	—	427,217	594	427,811
Total financial liabilities	$—	$496,593	$838	$497,431	$—	$427,217	$594	$427,811

(1)	LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company has total MSRs of $152.1 million and $149.2 million as of December 31, 2018.and December 31, 2017, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

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
(7) Approximately $605.9 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.8% of total assets measured at fair value on a recurring basis and approximately 0.4% of total consolidated assets.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2018	Level 1	Level 2	Level 3	Balance at December 31, 2017
Impaired commercial LHFI	$5,182	$150,208	$219,258	$374,648	$—	$226,832	$356,343	$583,175
Foreclosed assets	—	16,678	81,208	97,886	—	20,011	106,581	126,592
Vehicle inventory	—	342,617	—	342,617	—	325,203	—	325,203
LHFS(1)	—	—	1,073,795	1,073,795	—	—	2,324,830	2,324,830
Auto loans impaired due to bankruptcy	—	189,114	—	189,114	—	121,578	—	121,578
MSRs	—	—	9,386	9,386	—	—	9,273	9,273

(1)	These amounts include $1.1 billion and $1.1 billion of personal LHFS that were impaired as of December 31, 2018 and December 31, 2017, respectively.

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $479.4 million and $491.5 million at December 31, 2018 and December 31, 2017, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 16. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year Ended December 31,
(in thousands)	Statement of Operations Location	2018	2017	2016
Impaired LHFI	Provision for credit losses	$(58,818)	$(73,925)	$(99,082)
Foreclosed assets	Miscellaneous income, net (1)	(12,137)	(13,505)	(8,339)
LHFS	Provision for credit losses	(387)	(3,700)	—
LHFS	Miscellaneous income, net (1)	(382,298)	(386,422)	(424,121)
Auto loans impaired due to bankruptcy	Provision for credit losses	(93,277)	(75,194)	—
Goodwill impairment	Impairment of goodwill	—	(10,536)	—
MSRs	Miscellaneous income, net (1)	(743)	(549)	503

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the years ended December 31, 2018 and 2017, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31, 2018					Year Ended December 31, 2017
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$350,252	$186,471	$145,993	$1,514	$684,230	$814,567	$217,170	$146,589	$(29,000)	$1,149,326
Losses in OCI	(3,323)	—	—	—	(3,323)	(9,570)	—	—	—	(9,570)
Gains/(losses) in earnings	—	17,018	7,906	(1,324)	23,600	—	54,363	1,967	(1,002)	55,328
Additions/Issuances	—	6,631	12,778	—	19,409	—	21,671	15,788	—	37,459
Settlements(1)	(19,730)	(83,808)	(17,017)	1,676	(118,879)	(454,745)	(106,733)	(18,351)	31,516	(548,313)
Balances, end of period	$327,199	$126,312	$149,660	$1,866	$605,037	$350,252	$186,471	$145,993	$1,514	$684,230
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$17,018	$7,906	$(1,896)	$23,028	$—	$54,363	$1,967	$(791)	$55,539

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

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

NOTE 16. FAIR VALUE (continued)

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

Realized gains and losses on investments in debt securities are recognized in the Consolidated Statements of Operations through Net (losses)/gains on sale of investment securities.

RICs HFI

For certain RICs HFI, the Company has elected the FVO. The fair values of RICs are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuances and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, RICs HFI for which the Company has elected the FVO are classified as Level 3.

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

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans as well as the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, and are not significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. Gains and losses on residential mortgage LHFS are recognized in the Consolidated Statements of Operations through Miscellaneous income, net. See further discussion below in the section captioned "FVO for Financial Assets and Financial Liabilities."

NOTE 16. FAIR VALUE (continued)

MSRs

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through Miscellaneous income, net.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.1 million and $9.9 million, respectively, at December 31, 2018.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.4 million and $10.5 million, respectively, at December 31, 2018.

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

NOTE 16. FAIR VALUE (continued)

Gains and losses related to derivatives affect various line items in the Consolidated Statements of Operations. See Note 14 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at December 31, 2018 and December 31, 2017, respectively:

(dollars in thousands)	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$303,224	DCF	Discount Rate (1)	2.68% - 2.73% (2.69%)
Sale-leaseback securities	23,975	Consensus Pricing (2)	Offered quotes (3)	110.28%
RICs HFI	126,312	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.55%)
			Recovery Rate (6)	25.00% - 43.00% (41.6%)
Personal LHFS (10)	1,068,757	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	149,660	DCF	CPR (7)	7.06% - 100.00% (9.22%)
			Discount Rate (8)	9.71%

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

(10)	Excludes non-significant level 3 LHFS portfolios.

(dollars in thousands)	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$304,727	DCF	Discount Rate (1)	2.16% - 2.90% (2.28%)
Sale-leaseback securities	$45,525	Consensus Pricing (2)	Offered Quotes (3)	120.19%
RICs HFI	$186,471	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.37%)
			Recovery Rate (6)	25.00% - 43.00% (41.51%)
Personal LHFS (10)	$1,062,090	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 20.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
RICs HFS (10)	$1,101,049	DCF	Discount Rate	3.00% - 6.00%
			Default Rate	3.00% - 4.00%
			Prepayment Rate	15.00% - 20.00%
			Loss Severity Rate	50.00% - 60.00%
MSRs (9)	$145,993	DCF	CPR (7)	0.06% - 46.95% (9.80%)
			Discount Rate (8)	9.90%
(1), (2), (3), (4), (5), (6), (7), (8), (9), (10) - See corresponding footnotes to the December 31, 2018 Level 3 Significant Inputs table above.

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2018					December 31, 2017
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,790,593	$7,790,593	$7,790,593	$—	$—	$6,519,967	$6,519,967	$6,519,967	$—	$—
Investment in debt securities AFS (2)	11,632,987	11,632,987	526,364	10,779,424	327,199	14,402,369	14,402,369	139,615	13,912,502	350,252
Investment in debt securities HTM	2,750,680	2,676,049	—	2,676,049	—	1,799,808	1,773,938	—	1,773,938	—
Other investments - trading securities	10	10	4	6	—	1	1	1	—	—
LHFI, net	83,148,738	83,415,697	5,182	150,208	83,260,307	76,795,794	78,579,144	—	136,832	78,442,312
LHFS	1,283,278	1,283,301	—	209,506	1,073,795	2,522,486	2,522,521	—	197,691	2,324,830
Restricted cash	2,931,711	2,931,711	2,931,711	—	—	3,818,807	3,818,807	3,818,807	—	—
MSRs(1)	152,121	159,046	—	—	159,046	149,197	155,266	—	—	155,266
Derivatives	518,485	518,485	—	515,781	2,704	463,244	463,244	—	461,139	2,105

Financial liabilities:
Deposits	61,511,380	61,456,268	54,039,848	7,416,420	—	60,831,103	60,864,110	55,456,511	5,407,599	—
Borrowings and other debt obligations	44,953,784	45,083,518	—	31,494,126	13,589,392	39,003,313	39,335,087	—	23,281,166	16,053,921
Derivatives	497,431	497,431	—	496,593	838	427,811	427,811	—	427,217	594

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
(2) Investment in debt securities AFS disclosed on the Consolidated Balance Sheets at December 31, 2017 included $10.8 million of equity securities valued using net asset value as a practical expedient that are not presented within this table. The balance of these equity securities at December 31, 2018 was $11.0 million and was included in the Other investments line item on the Consolidated Balance Sheets.

Valuation Processes and Techniques - Financial Instruments

The preceding tables present disclosures about the fair value of the Company's financial instruments. Those fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented above for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holding of a particular financial instrument, nor do they reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented above do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheets:

Cash, cash equivalents and restricted cash

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

NOTE 16. FAIR VALUE (continued)

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

LHFS

The Company's LHFS portfolios that are accounted for at the lower of cost or market primarily consists of RICs HFS. The estimated fair value of the RICs HFS is based on prices obtained in recent market transactions or expected to be obtained in the subsequent sales for similar assets.

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

NOTE 16. FAIR VALUE (continued)

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$209,506	$204,061	$5,445	$197,691	$194,928	$2,763
RICs HFI	126,312	142,882	(16,570)	186,471	211,580	(25,109)
Nonaccrual loans	7,630	10,427	(2,797)	15,023	19,836	(4,813)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At December 31, 2018 and December 31, 2017, the balance of these loans serviced for others accounted for at fair value was $14.4 billion and $14.9 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 14 to these Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 17. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Year Ended December 31,
(in thousands)	2018	2017 (1)	2016 (1)
Non-interest income:
Consumer and commercial fees	$568,147	$616,438	$689,839
Lease income	2,375,596	2,017,775	1,839,307
Miscellaneous income, net
Mortgage banking income, net	34,612	56,659	63,790
BOLI	58,939	66,784	57,796
Capital market revenue	165,392	195,906	190,647
Net gain on sale of operating leases	202,793	127,156	66,909
Asset and wealth management fees	165,765	147,749	148,514
Loss on sale of non-mortgage loans	(351,751)	(370,289)	(399,312)
Other miscellaneous income, net	31,532	45,519	40,712
Net (losses)/gains on sale of investment securities	(6,717)	(2,444)	57,503
Total Non-interest income	$3,244,308	$2,901,253	$2,755,705
(1) - Prior period amounts have not been adjusted under the modified retrospective method. For further information on the adoption of this standard, see Note 1.

NOTE 17. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Disaggregation of Revenue from Contracts with Customers

Beginning January 1, 2018, the Company adopted the new accounting standard, "Revenue from Contracts with Customers", which requires the Company to disclose a disaggregation of revenue from contracts with customers that falls within the scope of this new accounting standard. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Therefore, the Company has evaluated the revenue streams within our Non-interest income line items to determine whether they are in-scope or out-of-scope. The following table presents the Company's Non-interest income disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2018	2017 (1)	2016 (1)
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(2)	$236,381	$242,995	$232,993
Commission and trailer fees(3)	143,733	136,497	159,275
Interchange income, net(3)	60,258	58,525	53,294
Underwriting service fees(3)	71,536	97,143	99,366
Asset and wealth management fees(3)	138,108	112,533	113,850
Other revenue from contracts with customers(3)	36,692	40,722	33,607
Total In-scope of revenue from contracts with customers	686,708	688,415	692,385
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(4)	294,371	347,216	341,426
Lease income	2,375,596	2,017,775	1,839,307
Miscellaneous income/(loss)(4)	(105,650)	(149,709)	(174,916)
Net (losses)/gains on sale of investment securities	(6,717)	(2,444)	57,503
Total Out-of-scope of revenue from contracts with customers	2,557,600	2,212,838	2,063,320
Total Non-interest income	$3,244,308	$2,901,253	$2,755,705
(1) - Prior period amounts have not been adjusted under the modified retrospective method. For further information on the adoption of this standard, see Note 1.
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

Practical Expedients

In instances where incremental costs, such as commission expenses, are incurred and the period of benefit is equal to or less than one year, the Company has elected to apply the practical expedient where the Company expenses such amounts as incurred. These costs are recorded within Compensation and benefits within the Condensed Consolidated Statements of Operations.

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

NOTE 17. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Other expenses:
Amortization of intangibles	$60,650	$61,491	$70,034
Deposit insurance premiums and other expenses	61,983	70,661	77,976
Loss on debt extinguishment	3,470	30,349	114,232
Impairment of goodwill	—	10,536	—
Other administrative expenses	461,291	484,992	418,911
Other miscellaneous expenses	21,595	21,128	1,741
Total Other expenses	$608,989	$679,157	$682,894

NOTE 18. STOCK-BASED COMPENSATION

SC Stock Compensation Plans

SC granted stock options to certain executives, other employees, and independent directors under SC's 2011 Management Equity Plan (the "MEP"), which enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and SC will not grant any further awards under the MEP. The Company has granted stock options, restricted stock awards and restricted stock units ("RSUs") under the Omnibus Incentive Plan (the "Plan"), was established in 2013 and enables SC to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,641 common shares. The Plan was amended and restated as of June 16, 2016.

Stock options granted under the MEP and the Plan have an exercise price based on the estimated fair market value of SC Common Stock on the grant date. The stock options expire ten years after grant date and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met.

In 2013, the SC Board approved certain changes to the MEP and the Management Shareholders Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, SC's execution of an IPO and, as such, became effective upon pricing of the IPO on January 22, 2014.

Compensation expense related to 583,890 shares of restricted stock that the Company has issued to certain executives is recognized over a five-year vesting period, with zero, $5.5 million and $0.7 million recorded for the years ended December 31, 2018, 2017 and 2016, respectively. SC recognized $7.7 million, $13.0 million and $8.8 million related to stock options and RSUs within compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, SC recognizes forfeitures of awards as they occur.

Also in connection with the IPO, SC granted additional stock options under the MEP to certain executives, other employees, and an independent director with an estimated compensation cost of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants were made to employees under the Plan during the year ended December 31, 2016. The estimated compensation cost associated with these additional grants was $0.7 million and will be recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

NOTE 18. STOCK-BASED COMPENSATION (continued)

A summary of SC's stock options and related activity as of and for the year ended December 31, 2018, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2018	1,695,008	$12.39	4.7	$12,058
Exercised	(863,811)	9.50		7,918
Expired	(92,885)	23.27
Forfeited	(92,936)	23.06
Options outstanding at December 31, 2018	645,376	$13.15	4.0	$3,682
Options exercisable at December 31, 2018	557,555	$12.07	3.7	$3,572
Options expected to vest after December 31, 2018	87,821	$20.03	5.6	$110

A summary of the status and changes of SC's nonvested stock options as of and for the year ended December 31, 2018, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	239,838	$7.29
Granted	—	—
Vested	(59,081)	7.33
Forfeited	(92,936)	7.96
Non-vested at December 31, 2018	87,821	$6.55

At December 31, 2018, total unrecognized compensation expense for nonvested stock options was $0.3 million, which is expected to be recognized over a weighted average period of 1.4 years.

No stock options were granted to employees in 2018 or 2017. The following summarizes the assumptions used for estimating the fair value of stock options granted to employees for the year ended December 31, 2016.

For the year ended December 31, 2016
Assumption:
Risk-free interest rate	1.79%
Expected life (in years)	6.5
Expected volatility	33%
Dividend yield	3.69%
Weighted average grant date fair value	$3.14

The Company has the same fair value basis with that of SC for any stock option awards after the IPO date.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the Capital Requirements Directive IV ("CRD IV") prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity and deferred, SC periodically grants RSUs. Under the Plan, a portion of these RSUs vested immediately upon grant, and a portion will vest annually over the following three or five years subject to the achievement of certain performance conditions as and where applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. RSUs are valued based upon the fair market value on the date of the grant.

A summary of the Company’s RSUs and performance stock units and related activity as of and for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Outstanding at January 1, 2018	650,252	$12.68	1.0	$12,108
Granted	617,279	16.11
Vested	(522,810)	14.18		8,616
Forfeited/cancelled	(45,922)	11.64
Unvested at December 31, 2018	698,799	$14.53	1.1	$12,292

NOTE 19.OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the 401(k) Plan, sponsored by the Company, following their completion of one month of service. There is no age requirement to join the 401(k) Plan. Beginning January 2018, the Bank matched 100% of employee contributions up to 4% of their compensation. Prior to 2018, the Bank matched 100% of employee contributions up to 3% of the employee's compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Bank's match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Bank recognized expense for contributions to the 401(k) Plan of $26.8 million, $20.6 million and $21.1 million during 2018, 2017 and 2016, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations. Beginning January 2019, the Bank will match 100% of employee contributions up to 5% of the employee's compensation.

SC sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. SC will match up to 6% of their eligible compensation, with matching contributions of up to 100% of employee contributions. The total amount contributed by SC under this plan in 2018, 2017 and 2016 was $14.0 million, $12.4 million and $11.8 million, respectively.

Defined Benefit Plans and Other Post Retirement Benefit Plans

The Company sponsors several defined benefit plans and other post retirement benefit plans that cover certain employees. All of these plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The Company complies with minimum funding requirements in all countries. The Company also sponsors several supplemental executive retirement plans and other unfunded post-retirement benefit plans that provide health care to certain retired employees.

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $29.0 million and $65.9 million related to its total defined benefit pension plans and other post-retirement benefit plans at December 31, 2018 and December 31, 2017, respectively. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $13.5 million and $50.5 million at December 31, 2018 and December 31, 2017, respectively.

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Off-Balance Sheet Risk - Financial Instruments

In the normal course of business, the Company utilizes a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit, loans sold with recourse, forward contracts, and interest rate and cross currency swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. The contractual or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$30,269,311	$29,475,864
Letters of credit	1,488,714	1,559,297
Unsecured revolving lines of credit	28,145	27,938
Recourse exposure on sold loans	49,733	46,572
Commitments to sell loans	875	19,477
Total commitments	$31,836,778	$31,129,148

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

Included within the reported balances for Commitments to extend credit at December 31, 2018 and December 31, 2017 are $5.7 billion and $6.4 billion, respectively, of commitments that can be canceled by the Company without notice.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2018 was 16.4 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2018 was $1.5 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at December 31, 2018. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of December 31, 2018 and December 31, 2017, the liability related to these letters of credit was $4.6 million and $18.2 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at December 31, 2018 and December 31, 2017 were lines of credit outstanding of $88.7 million and $90.9 million, respectively.

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2018 and 2017, all of which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2018	December 31, 2017
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$7,001	$6,580
Agreement with Bank of America	Servicer performance fee	6,353	8,072
Agreement with Citizens Bank of Philadelphia (CBP")	Loss-sharing payments	3,708	5,625
Other contingencies	Consumer arrangements	2,138	6,326

Following is a description of the agreements pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold. SC had accrued $7.0 million and $6.6 million at December 31, 2018 and December 31, 2017, respectively, related to these obligations.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The Chrysler agreement also requires that SC maintains at least $5.0 billion in funding available for Floorplan Loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the Chrysler agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its equity option, the Chrysler Agreement were to terminate or SC otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company's and SC's business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company's or SC's ability to implement its business strategy could be materially adversely affected.

Agreement with Bank of America

Until January 31, 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale. SC had accrued $6.4 million and $8.1 million at December 31, 2018 and December 31, 2017, respectively, related to this obligation.

Agreement with CBP

Until May 1, 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The Company had accrued $3.7 million and $5.6 million at December 31, 2018 and December 31, 2017, respectively, related to this obligation.

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $2.1 million and $6.3 million at December 31, 2018 and December 31, 2017, respectively, for other miscellaneous contingencies.

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of December 31, 2018 and 2017, the total unused credit available to customers was $3.1 billion and $3.9 billion, respectively. In 2018, SC purchased $1.2 billion of receivables, out of the $3.9 billion unused credit available to customers as of December 31, 2017. In 2017, SC purchased $1.2 billion of receivables out of the $4.0 billion unused credit available to customers as of December 31, 2016. In addition, SC purchased $0.3 billion and $0.3 billion of receivables related to newly-opened customer accounts in 2018 and 2017, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2018 and December 31, 2017, SC was obligated to purchase $15.4 million and $11.5 million, respectively, in receivables that had been originated by the Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. During the year ended December 31, 2015, SC and the third-party retailer executed an amendment that, among other provisions, increases the profit-sharing percentage retained by SC, gives the retailer the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement, and, provided that the repurchase right is exercised, gives the retailer the right to retain up to 20% of new accounts subsequently originated.

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2018, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs will not have a material adverse effect on SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow agreement with a third party under the terms of which SC is committed to sell charged-off loan receivables in bankruptcy status on a quarterly basis until sales total at least $350.0 million. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitments as of December 31, 2018 and December 31, 2017, not subject to a market price check were $64.0 million and $98.9 million, respectively.

Impact from Hurricanes

Our footprint was impacted by three significant hurricanes during 2017, Hurricane Harvey, which struck the State of Texas and the surrounding region, Hurricane Irma, which primarily struck the State of Florida, and Hurricane Maria, which struck the island of Puerto Rico. Each of these hurricanes resulted in widespread flooding, power outages and associated damage to real and personal property in the affected areas. SC, headquartered in Dallas, Texas, BSI, headquartered in Miami, Florida, and Santander BanCorp, BSPR and SSLLC in Puerto Rico were most directly affected by these hurricanes. In Puerto Rico, there was significant damage to the infrastructure and the power grid on the entire island, which resulted in extended delays in BSPR returning to normal operations.

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The Company assessed the potential additional credit losses related to its consumer and commercial lending exposures in the greater Texas, Florida and Puerto Rico regions. As a result, the Company's ALLL had approximately $25 million of reserves specifically related to the hurricanes at December 31, 2018 compared to $110 million at December 31, 2017. Approximately $50 million of the decrease in the qualitative allowance related to the hurricanes has been offset by an increase in model reserves to other portfolios requiring additional allowance, including the municipality, commercial, and residential loan portfolios in Puerto Rico. The remaining hurricane reserve at December 31, 2018 is a specific reserve recorded for a commercial loan located in Puerto Rico.

See discussion under the "Puerto Rico FINRA Arbitrations" section of Note 20 below for further discussion.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Legal and Regulatory Proceedings

Periodically, the Company is party to, or otherwise involved in, various lawsuits, investigations, regulatory matters and other legal proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such lawsuit, investigation, regulatory matter and/or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matters. Accordingly, except as provided below, the Company is unable to reasonably estimate a range of its potential exposure, if any, to these lawsuits, investigations, regulatory matters and other legal proceedings at this time. However, it is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates, and any adverse resolution of any of these matters against it could have a material adverse effect on the Company's financial position, liquidity, and results of operations.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, investigation, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, investigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency, and the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of December 31, 2018 and December 31, 2017, the Company accrued aggregate legal and regulatory liabilities of $215.2 million and $161.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $286 million and $255 million as of December 31, 2018 and December 31, 2017, respectively. Descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject are set forth below.

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

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the IPO, including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. The complaint seeks unspecified damages. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit but ordered that merits discovery be stayed until the court ruled on the issue of class certification.

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

Parmelee Lawsuits: SC is a defendant in two purported securities class action lawsuits filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC securities between February 3, 2015 and March 15, 2016. The complaint alleges that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. In January 2018, the court granted SC’s motion to dismiss the lawsuit as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiffs filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9.5 million. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit.

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

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Currently, such matters include, but are not limited to, the following:

•
SC received a civil subpoena from the DOJ under Financial Institutions Reform, Recovery and Enforcement Act requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ with respect to this matters.

•
In October 2014, SC received a subpoena from the SEC commencing an investigation into the SC’s securitization practices. In June 2016, the SEC served an additional subpoena on SC requesting documents related to SC’s securitization practices as well as SC’s financial restatements. SC has produced documents responsive to these subpoenas, and the SEC has taken testimony from certain of SC’s employees. In December 2018, the SEC and SC reached a voluntary agreement to settle the SEC's investigation under which the SEC entered a cease-and-desist order against SC in an administrative matter captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 3-18932. SC paid a civil penalty of $1.5 million in January 2019 and agreed to cease and desist from any future violations of the Exchange Act and the rules thereunder.

•
In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or civil investigative demands ("CIDs") from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states will serve as an executive committee on behalf of a group of 32 state Attorneys General (and the District of Columbia). The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC’s underwriting, securitization, servicing and collection of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and/or CIDs, and has otherwise cooperated with the Attorneys General with respect to this matter.

•
In February 2016, the CFPB issued a supervisory letter relating to its investigation of SC’s compliance systems, Board and senior management oversight, consumer complaint handling, marketing of guaranteed auto protection ("GAP") coverage and loan deferral disclosure practices. SC subsequently received a series of CIDs from the CFPB requesting information and testimony regarding SC’s marketing of GAP coverage and loan deferral disclosure practices. In November 2018, SC entered into a voluntary settlement with the CFPB under which the CFPB entered a consent order against SC in an administrative proceeding captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 2018-BCFP-0008. In the consent order the CFPB found, among other things, that SC violated the Consumer Financial Protection Act of 2010 (the "CFPA") in its marketing of GAP coverage and in certain of its loan deferral disclosure practices. Without admitting or denying the findings, SC agreed to pay a civil penalty of $2.5 million to the CFPB and to provide remediation to certain impacted customers. The consent order also requires SC to submit a comprehensive plan to the CFPB demonstrating how it will comply with the CFPA and the terms of the consent order.

•
In August 2017, SC received a CID from the CFPB. The stated purpose of the CID was to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the deadlines specified in the CID and has otherwise cooperated with the CFPB with respect to this matter.

Mississippi Attorney General Lawsuit

In January 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the "MCPA") and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, SC filed motions to dismiss the Mississippi AG’s, lawsuit and the parties are proceeding with discovery.

Servicemembers’ Civil Relief Act (“SCRA”) Consent Order

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

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of December 31, 2018, SSLLC had received 589 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 420 arbitration cases that remained pending as of December 31, 2018.

As a result of Hurricane Maria impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices and attorney advertisements encouraging customers to file claims, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico Class Actions

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

Mexican Government Bonds Consolidated Purported Antitrust Class Action: A consolidated purported antitrust class action is pending in the United States District Court, Southern District of New York, captioned In re Mexican Government Bonds Antitrust Litigation, No. 1:18-cv-02830-JPO (the “MGB Lawsuit”). The MGB Lawsuit is against the Company, SIS, Santander, Banco Santander (Mexico), S.A. Institucion de Banca Multiple, Grupo Financiero Santander and Santander Investment Bolsa, Sociedad de Valores, S.A. on behalf of a class of persons who entered into Mexican government bond (“MGB”) transactions between January 1, 2006 and April 19, 2017, where such persons were either domiciled in the United States or, if domiciled outside the United States, transacted in the United States. The complaint alleges, among other things, that the Santander defendants and the other defendants violated U.S. antitrust laws by conspiring to rig auctions and/or fix prices of MGBs. On September 17, 2018, the defendants filed motions to dismiss the consolidated complaint.

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

NOTE 20. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2018, are summarized as follows:

	AT DECEMBER 31, 2018
(in thousands)	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
2019	$146,108	$(4,660)	$141,448
2020	116,871	(2,527)	114,344
2021	96,784	(675)	96,109
2022	83,028	(550)	82,478
2023	70,158	(562)	69,596
Thereafter	169,046	(535)	168,511
Total	$681,995	$(9,509)	$672,486

The Company recorded rental expense of $149.6 million, $150.0 million and $143.9 million, net of $6.8 million, $8.9 million and $8.1 million of sublease income, in 2018, 2017 and 2016, respectively, in Occupancy and equipment expenses in the Consolidated Statements of Operations.

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

Stockholder's Equity

Contributions from Santander that impact common stock and paid in capital within the Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	For Year Ended December 31,
(in thousands)	2018	2017
Cash contribution	$85,035	$9,000
Net assets acquired	—	2,747
Adjustment to book value of assets purchased on January 1	277	—
Deferred tax asset on purchased assets	3,156	—
Contribution from shareholder	$88,468	$11,747

On January 1, 2018, the Company purchased certain assets and assumed certain liabilities of Produban Servicios Informaticos Generales S.L. (“Produban”) and Ingenieria De Software Bancario S.L. ("Isban"), both affiliates of Santander. The book value and fair value of the net assets acquired were $2.8 million and $15.3 million, respectively. Related to this transaction, in 2017, the Company received a net capital contribution from Santander of $2.8 million, representing cash received of $15.3 million and a return of capital of $12.5 million for the difference between the fair value of the assets purchased and the book value on the balance sheets of the affiliates. The Company re-evaluated the assets received on January 1, 2018 and recorded an additional $0.3 million to additional paid-in capital. During the year ended December 31, 2018, the Company recorded a $3.2 million deferred tax asset on the assets purchased by the Company to establish the intangible under Section 197 of the IRC. The Company contributed these assets at book value of $6.2 million to SBNA, a subsidiary of the Company, on January 1, 2018.

Effective November 2, 2018, Produban was merged with and into Isban, which immediately following the merger changed its name to Santander Global Technology S.L. (“Santander Global Technology”).

The Company received additional cash contributions of $85.0 million in 2018 from Santander.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Loan Sales

During 2017, SBNA sold $372.1 million of commercial loans to Santander. The sale resulted in $2.4 million of net gain for the year ended December 31, 2017, which is included in Miscellaneous income, net in the Consolidated Statements of Operations.

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2018 and December 31, 2017, the average unfunded balance outstanding under these commitments was $82.7 million and $82.9 million, respectively.

Debt and Other Securities

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to the Consolidated Financial Statements. The Company has $8.5 billion of public securities consisting of various senior note obligations and trust preferred security obligations. Santander owned approximately 0.4% of the outstanding principal of these securities as of December 31, 2018.

Derivatives

As of December 31, 2018, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $2.7 billion. As of December 31, 2017, the Company had derivative agreements with Santander and Abbey National Treasury Services plc, a subsidiary of Santander, with notional values of $2.0 billion and $0.1 billion, respectively.

Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in 2018 in the amount of $5.4 million, $3.7 million in 2017 and $3.6 million in 2016. There were no payables in connection with this agreement for the years ended December 31, 2018 or 2017. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2018 in the amount of $1.8 million, $3.3 million in 2017 and $15.1 million in 2016. In addition, as of December 31, 2018 and 2017, the Company had payables with Geoban, S.A. in the amounts of zero and $0.2 million, respectively. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $1.9 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2018, and $1.1 million and $1.8 million in 2017 and 2016, respectively. There were no payables in connection with this agreement in 2018 or 2017. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Global Technology S.L. (“Santander Global Technology”), is under contract with the Company to provide information technology development, support and administration, with fees for these services paid in 2018 in the amount of $38.7 million, $77.9 million in 2017 and $91.7 million in 2016. In addition, as of December 31, 2018 and 2017, the Company had payables for these services in the amounts of $0.8 million and $26.3 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
Santander Global Technology is also under contract with the Company to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees for these services paid in 2018 in the amount of $74.9 million, $110.7 million in 2017 and $123.4 million in 2016. In addition, as of December 31, 2018 and 2017, the Company had payables for these services in the amounts of $18.1 million and $10.2 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
In addition, Santander Global Technology, is under contract with the Company to provide information technology development, support and administration, with fees paid in the amount of $5.5 million in 2018. As of December 31, 2018, the Company had payables with Santander Global Technology in the amounts of $21.9 million for these services. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•	During the year ended December 31, 2018, the Company paid $17.1 million to Santander for the development and implementation of global projects as part of group expense allocation.

•	During the year ended December 31, 2018, the Company paid $3.9 million in rental payments to Santander, compared to $11.2 million in 2017 and $6.1 million in 2016.

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

Revolving Agreements

SC had a $1.75 billion committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2018, December 31, 2017 and December 31, 2016, SC incurred interest expense, including unused fees of $11.6 million, $51.7 million and $69.9 million, respectively. As of December 31, 2018 and 2017, SC had accrued interest payable of zero and $1.4 million, respectively. This facility was terminated during 2018.

In August 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of $5.0 million, $6.0 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, SC had $1.9 million and $7.6 million of fees payable to Santander under this arrangement.

Lease Origination and Servicing Agreement

During 2014 and until May 9, 2015, SC was party to a flow agreement with SBNA under which SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by SBNA for SC’s own portfolio. SC provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. All fees and expenses associated with this agreement between SBNA and SC eliminate in consolidation. In April 2015, SBNA and SC determined not to renew this agreement, which expired by its terms on May 9, 2015.

Securitizations

Other information relating to SPAIN securitization platform for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	December 31, 2018	December 31, 2017
Servicing fee income	$35,058	$12,346
Loss (Gain) on sale, excluding lower of cost of market adjustments (if any)	20,736	13,026
Servicing fees receivable	2,983	1,848
Collections due to Santander	15,968	12,961

During the year ended December 31, 2018, SC re-acquired certain class of notes amounting to approximately $76 million from unrelated third parties that it previously sold to Santander under the SPAIN securitization platform. These notes were redeemed by Santander at par value.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Origination Support Services

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, SC has agreed to perform the servicing for any loans originated on SBNA’s behalf.

Other related-party transactions

•
As of December 31, 2018, Jason A. Kulas and Thomas Dundon, both former members of SC's Board of Directors and Chief Executive Officers ("CEOs") of SC, each had a minority equity investment in a property in which SC leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2018, 2017 and 2016 SC recorded $4.8 million, $5.0 million and $5.0 million, respectively, in lease payments on this property. Future minimum lease payments over the nine-year term of the lease, which extends through 2026, total $55.6 million.

•
SC entered into a Master Securities Purchase Agreement (an "MSPA") with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term ending in December 2018. SC provides servicing on all loans originated under this arrangement. For the year ended December 31, 2018 and December 31, 2017, SC sold $2.9 billion and $2.6 billion of prime loans at fair value under the MSPA.

•
SC is party to a master service agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. During the year ended December 31, 2016, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. Effective August 17, 2016, SC ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
SC's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC (SCI), opened deposit accounts with BSPR, an affiliated entity. As of December 31, 2018 and 2017, SCI had cash of $8.9 million and $106.6 million, respectively, on deposit with BSPR. This transaction eliminates in the consolidation of SHUSA.

•
SBNA also has agreements with SC by which SC will service auto RICs and RV and marine portfolios. In addition, during the year ended December 31, 2017, SBNA purchased an RV/marine loan portfolio from SC. All fees and expenses associated with this agreement eliminate in consolidation.

Entities that transferred to the IHC have entered into or were subject to various agreements with Santander or its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2018, BSI had short-term borrowings from unconsolidated affiliates of $59.9 million compared to $78.7 million as of December 31, 2017. BSI had cash and cash equivalents deposited with affiliates of $46.2 million and $152.7 million as of December 31, 2018 and December 31, 2017, respectively. BSI had foreign exchange rate forward contracts with affiliates as counterparties with notional amounts of approximately $1.5 billion and $1.6 billion as of December 31, 2018 and December 31, 2017, respectively. BSI held deposits from unconsolidated affiliates of $55.7 million as of December 31, 2018.

•
SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers due to Santander at December 31, 2018 was $1.0 billion, compared to $1.1 billion at December 31, 2017.

NOTE 22. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the common equity Tier 1 ("CET1") capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2018 and 2017, the Bank met the well-capitalized capital ratio requirements.

NOTE 22. REGULATORY MATTERS (continued)

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

The DFA mandates an enhanced supervisory framework, which, among other things, means that the Company is subject to both internal and Federal Reserve run stress tests. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2018, 2017, and 2016 the Company paid cash dividends of $410.0 million, $10.0 million and zero, respectively. During 2018, 2017 and 2016, the Company also paid cash dividends to preferred shareholders of $11.0 million, $14.6 million and $15.1 million, respectively. During the third quarter of 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2018 and 2017:

	REGULATORY CAPITAL
(Dollars in thousands)	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
SBNA at December 31, 2018(1):
Regulatory capital	$10,179,299	$10,179,299	$10,819,641	$10,179,299
Capital ratio	17.14%	17.14%	18.22%	14.08%
SHUSA at December 31, 2018(1):
Regulatory capital	$16,758,748	$18,193,361	$19,807,403	$18,193,361
Capital ratio	15.53%	16.86%	18.35%	14.03%

	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio
SBNA at December 31, 2017(1):
Regulatory capital	$10,014,774	$10,014,774	$10,668,635	$10,014,774
Capital ratio	18.17%	18.17%	19.36%	13.86%
SHUSA at December 31, 2017(1):
Regulatory capital	$16,342,296	$17,795,929	$19,450,655	$17,795,929
Capital ratio	16.38%	17.84%	19.50%	14.17%

(1)	Represents transitional ratios under Basel III

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

The Company has identified the following reportable segments:

•
The Consumer and Business Banking segment includes the products and services provided to Bank consumer and business banking customers, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as business lines of credit and commercial cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

•
The Commercial Banking segment currently provides commercial lines, loans, letters of credit, receivables financing and deposits to medium and commercial customers, as well as financing and deposits for government entities, commercial real estate loans and multifamily loans to customers, commercial loans to dealers and financing for equipment and commercial vehicles. This segment also provides financing and deposits for government entities and niche product financing for specific industries.

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

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

The Other category includes certain immaterial subsidiaries such as BSI, BSPR, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses. This category also includes the Bank’s community development finance activities, including originating CRA-eligible loans and making CRA-eligible investments.

The Company’s segment results, excluding SC and the entities that have been transferred to the IHC, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. FTP methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA Reportable Segments
December 31, 2018	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,301,671	$639,558	$136,402	$239,664	$3,958,280	$31,083	$38,192	$6,344,850
Non-interest income	308,614	87,803	195,210	405,319	2,297,517	9,678	(59,833)	3,244,308
Provision for / (release of) credit losses	100,523	(19,405)	9,335	24,254	2,205,585	19,606	—	2,339,898
Total expenses	1,487,835	327,291	235,979	887,681	2,857,944	47,173	(11,578)	5,832,325
Income/(loss) before income taxes	21,927	419,475	86,298	(266,952)	1,192,268	(26,018)	(10,063)	1,416,935
Intersegment revenue/(expense)(1)	2,507	9,420	(12,362)	435	—	—	—	—
Total assets	21,024,741	25,712,309	8,521,004	36,416,376	43,959,855	—	—	135,634,285

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

(4)
SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended	SHUSA Reportable Segments
December 31, 2017	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,115,169	$630,078	$153,622	$255,096	$4,114,600	$124,551	$30,834	$6,423,950
Non-interest income	356,936	70,219	186,749	548,806	1,793,408	(9,177)	(45,688)	2,901,253
Provision for / (release of) credit losses	85,115	29,586	33,275	93,165	2,363,812	154,991	—	2,759,944
Total expenses	1,500,815	324,385	218,696	955,292	2,740,190	44,066	(19,120)	5,764,324
Income/(loss) before income taxes	(113,825)	346,326	88,400	(244,555)	804,006	(83,683)	4,266	800,935
Intersegment revenue/(expense)(1)	2,330	6,137	(8,086)	(381)	—	—	—	—
Total assets	18,714,285	25,318,068	6,949,373	37,890,000	39,402,799	—	—	128,274,525

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

(4)
SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Year Ended	SHUSA Reportable Segments
December 31, 2016	Consumer & Business Banking	Commercial Banking	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$981,951	$638,001	$239,074	$51,736	$4,448,535	$187,296	$18,099	$6,564,692
Total non-interest income	384,210	87,144	241,992	622,145	1,432,634	42,271	(54,691)	2,755,705
Provision for credit losses	56,446	85,910	7,952	52,490	2,468,199	308,728	—	2,979,725
Total expenses	1,511,427	318,400	228,999	1,065,027	2,252,259	56,557	(46,475)	5,386,194
Income/(loss) before income taxes	(201,712)	320,835	244,115	(443,636)	1,160,711	(135,718)	9,883	954,478
Intersegment revenue/(expense)(1)	42,168	28,464	(1,728)	(68,904)	—	—	—	—

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

(4)
SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

During the fourth quarter of 2018, the CODM drove a reorganization of its business leadership to better align the teams with how the CODM allocates resources and assesses business performance. Changes were made to the internal management reporting in 2019 and, accordingly, beginning in the first quarter of 2019, the current Commercial Banking segment will be reported as two separate reportable segments: Commercial Banking and Commercial Real Estate.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2018	2017
	(in thousands)
Assets
Cash and cash equivalents	$3,562,789	$4,369,307
AFS investment securities	247,510	248,692
Loans to non-bank subsidiaries	3,500,000	3,000,000
Investment in subsidiaries:
Bank subsidiary	11,219,433	11,160,429
Non-bank subsidiaries	10,915,872	10,375,573
Premises and equipment, net	52,447	84,873
Equity method investments	3,801	9,324
Restricted cash	79,555	74,156
Deferred tax assets, net	66	29,096
Other assets	348,268	284,500
Total assets	$29,929,741	$29,635,950
Liabilities and stockholder's equity
Borrowings and other debt obligations	$8,351,685	$8,149,565
Borrowings from non-bank subsidiaries	145,165	142,554
Deferred tax liabilities, net	61,332	65,814
Other liabilities	235,144	245,249
Total liabilities	8,793,326	8,603,182
Stockholder's equity	21,136,415	21,032,768
Total liabilities and stockholder's equity	$29,929,741	$29,635,950

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
	(in thousands)
Interest income	$123,389	$67,369	$12,350
Income from equity method investments	78	2,737	185
Other income	67,100	52,584	34,213
Net gains on sale of investment securities	—	1,845	—
Total income	190,567	124,535	46,748
Interest expense	288,006	214,280	155,256
Other expense	301,418	349,882	361,229
Total expense	589,424	564,162	516,485
Loss before income taxes and equity in earnings of subsidiaries	(398,857)	(439,627)	(469,737)
Income tax (benefit)/provision	(51,114)	18,165	(121,840)
Loss before equity in earnings of subsidiaries	(347,743)	(457,792)	(347,897)
Equity in undistributed earnings of:
Bank subsidiary	489,452	239,887	230,017
Non-bank subsidiaries	565,695	770,255	480,764
Net income	707,404	552,350	362,884
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(3,796)	337	9,856
Net unrealized losses recognized on investment securities	(80,891)	(9,744)	(34,812)
Amortization of defined benefit plans	560	4,184	2,278
Total other comprehensive loss	(84,127)	(5,223)	(22,678)
Comprehensive income	$623,277	$547,127	$340,206

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$707,404	$552,350	$362,884
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense/(benefit)	24,277	75,053	(94,551)
Undistributed earnings of:
Bank subsidiary	(489,452)	(239,887)	(230,017)
Non-bank subsidiaries	(565,695)	(770,255)	(480,764)
Net gain on sale of investment securities	—	(1,845)	—
Stock based compensation expense	—	(164)	395
Equity earnings from equity method investments	(78)	(2,737)	(185)
Dividends from investment in subsidiaries	592,797	150,330	—
Depreciation, amortization and accretion	44,388	45,475	24,201
Loss on debt extinguishment	3,955	5,582	—
Net change in other assets and other liabilities	(60,256)	51,267	11,484
Net cash provided by/(used in) operating activities	257,340	(134,831)	(406,553)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	741,250	—
Proceeds from prepayments and maturities of AFS investment securities	—	—	2,000,000
Purchases of AFS investment securities	—	—	(2,990,800)
Net capital (contributed to)/returned from subsidiaries	(208,622)	(37,380)	45,616
Originations of loans to subsidiaries	(4,295,000)	(5,105,000)	—
Repayments of loans by subsidiaries	3,795,000	2,405,000	—
Purchases of premises and equipment	(15,333)	(22,493)	(33,762)
Net cash used in investing activities	(723,955)	(2,018,623)	(978,946)
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of parent company debt obligations	(1,224,474)	(931,252)	(1,976,037)
Net proceeds received from Parent Company senior notes and senior credit facility	1,423,274	4,656,279	3,094,249
Net change in borrowings from non-bank subsidiaries	2,611	1,400	1,010
Dividends to preferred stockholders	(10,950)	(14,600)	(15,128)
Dividends paid on common stock	(410,000)	(10,000)	—
Capital contribution from shareholder	85,035	9,000	—
Impact of SC stock option activity	—	—	69
Redemption of preferred stock	(200,000)	—	(75,000)
Net cash (used in)/provided by financing activities	(334,504)	3,710,827	1,029,163
Net (decrease)/increase in cash, cash equivalents, and restricted cash (1)	(801,119)	1,557,373	(356,336)
Cash, cash equivalents, and restricted cash at beginning of period (1)	4,443,463	2,886,090	3,242,426
Cash, cash equivalents, and restricted cash at end of period (1)	$3,642,344	$4,443,463	$2,886,090

NON-CASH TRANSACTIONS
Capital expenditures in accounts payable	$8,174	$10,729	$25,027
Capital distribution to shareholder	—	—	30,789
Contribution of SFS from shareholder (2)	—	322,078	—
Contribution of incremental SC shares from shareholder	—	566,378	—
Contribution of SAM from shareholder (2)	4,396	—	—
(1) The beginning, ending and net change balances for the periods ended December 31, 2018, December 31, 2017, and December 31, 2016 include restricted cash balances of $74.2 million, $79.6 million, and $5.4 million, respectively; $74.0 million, $74.2 million, and $133 thousand, respectively; and $73.1 million, $74.0 million, and $963 thousand, respectively.
(2) The contributions of SFS and SAM were accounted for as non-cash transactions. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2018, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company's financial reporting. Notwithstanding these material weaknesses, based on the additional analysis and other procedures performed, management concluded that the Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP.

Management's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of December 31, 2018, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the 2013 framework). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, because of the material weaknesses noted below. These deficiencies in the Company's controls could result in a misstatement of any account balance or disclosure that in turn, would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

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

This material weakness did not result in a material misstatement to the annual or interim consolidated financial statements.

We have identified the following material weakness emanating from SC:

2.	SC’s Control Environment, Risk Assessment, Control Activities and Monitoring

We did not maintain effective internal control over financial reporting related to our control environment, risk assessment, control activities and monitoring:

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

This material weakness resulted in the revision of the Company’s consolidated financial statements for the year ended December 31, 2017, as well as the unaudited condensed consolidated financial statements for the quarters ended June 30, 2018, March 31, 2018, September 30, 2017, June 30, 2017 and March 31, 2017.

In addition to the above items emanating from SC, the following material weakness was identified at the SHUSA level:

3. Review of Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows (“SCF”) and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of such information.

This material weakness did not result in a material misstatement to the annual or interim consolidated financial statements.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, as stated in their report which appears herein.

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

To address the material weakness in SC’s control environment, risk assessment, control activities and monitoring (material weakness 2, noted above), the Company is in the process of strengthening its processes and controls as follows:

•	Appointed an additional independent director to the Audit Committee of the SC Board with extensive experience as a financial expert in SC's industry to provide further experience on the committee.

•
Established regular working group meetings, with appropriate oversight by management of both the Company and SC, to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

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

•
Conducted internal training courses over Sarbanes-Oxley regulations and the Company’s internal control over financial reporting program for Company personnel that take part and assist in the execution of the program.

To address the material weaknesses in the review of SCF and footnotes (material weakness 3, noted above), the Company is in the process of strengthening its controls as follows:

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

While progress has been made to remediate all of these material weaknesses, including the development and implementation of enhanced processes, procedures and controls, as of December 31, 2018, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. However, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of December 31, 2018.

Remediation Status of Previously Reported Material Weaknesses

Management completed the implementation of remediation efforts related to the following previously reported material weaknesses emanating from SC and considers the following remediated:

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

To address this material weakness, the Company completed the following measures:

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

To address this material weakness, the Company completed the following measures:

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

Changes in Internal Control over Financial Reporting

Except as described above under "Remediation Status of Reported Material Weaknesses," there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter-ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board has established the following standing Board level committees of SHUSA: Audit Committee, Compensation and Talent Management Committee (“Compensation Committee”), Nominations and Executive Committee (“Nominations Committee”), and Joint SHUSA and Combined U.S. Operations of Santander Risk Committee (“SHUSA/US Risk Committee”). Certain information relating to the directors of SHUSA as of the filing date of this Form 10-K is set forth below.

Directors of SHUSA

Jose Doncel - Age 57.  Mr. Doncel was appointed to SHUSA’s Board in July 2016, SBNA’s Board in June 2016, and SC’s Board in December 2015.  He serves as the Chairman of Banco de Albacete, S.A., Administración de Bancos Latinoamericanos Santander, S.L., Grupo Empresarial Santander, S.L., Santander Investment I, S.A., Ablasa Participaciones, S.L. and Finsantusa, S.L., and a member of the Boards of Santander Holding Internacional, S.A., Santusa Holding, S.L., Ingenieria de Software Bancario, S.L., Geoban, S.A., Santander Global Technology and Banco Popular Espanol S.A. Mr. Doncel has served as a senior executive of Santander and certain predecessor companies since 1993, currently as Senior Executive Vice President and Director of the Accounting and Control division since October 2014. He has also served as the Director of the Corporate Division of Internal Audit from June 2013 to October 2014 and Director of the Retail Banking Management Control Area from April 2013 to June 2013.  Prior to his time with Santander, Mr. Doncel worked for Arthur Andersen Auditores, S.A., Division of Financial Institutions. Mr. Doncel holds a degree in Economic and Business Studies from Universidad Complutense de Madrid.  He brings extensive banking industry leadership experience to the Board as a result of his Board and professional experience.

Stephen A. Ferriss - Age 73. Mr. Ferriss was appointed to SHUSA’s Board in 2012 and is a member of its Audit and Compensation Committees. In 2018, he was appointed to BSI's Board and he is Chairman of its Risk Committee and a member of its Audit Committee. Since 2015, he has served as Chairman of the Board of Santander BanCorp, where he is a member of the Compensation and Nomination Committee, and as the Chairman of the Board of Santander BanCorp’s banking subsidiary, BSPR. He was appointed to SC’s Board in 2013 and has served as Vice Chairman of the Board since 2015. He is Chairman of its Risk Committee and a member of its Audit, Compensation and Executive Committees. From 2012 to 2015, Mr. Ferriss served on the Board of the Bank, where he was a member of the Audit, Enterprise Risk, and Bank Secrecy Act/Anti-Money Laundering Oversight Committees. From 2006 to June 2016, he was Chairman of the Nominations Committee and senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, and served as Chairman of its Audit Committee from 2008 to 2011. From 2007 to 2013, he served on the Board of Iberchem in Madrid, Spain. From 1999 to 2002, Mr. Ferriss served as President and Chief Executive Officer of Santander Central Hispano Investment Securities, Inc. Prior to his service for Santander Central Hispano Investment Services, Inc., Mr. Ferriss held various roles at Bankers Trust Global Investment Bank in Madrid, London and New York. Prior to his time at Bankers Trust Global Investment Bank, Mr. Ferriss served in various leadership positions for 19 years at Bank of America. Mr. Ferriss received a B.A. from Columbia College and an M.I.A. from Columbia University’s School of International Affairs. He brings extensive global experience to the Board as a result of his Board and professional experience.

Alan Fishman - Age 72. Mr. Fishman was appointed to SHUSA’s and the Bank’s Boards in 2015. He is a member of SHUSA’s Audit and SHUSA/US Risk Committees and is the Bank's Lead Independent Director, and serves as the Chairman of the Bank's Audit Committee and a member of the Nominations and Risk Committees. Mr. Fishman was appointed to the SIS Board in 2017 where he serves as Chairman of the Board. Since 2008, Mr. Fishman has served as Chairman of the Board of Ladder Capital, a leading commercial real estate finance company, and, since 2005, has served on the Board of Continental Grain Company. Mr. Fishman has had an extensive career in the financial services industry. From 2008 to 2013, he served as Chairman of the Board of Beech Street Capital, and for a brief time in 2008, served as Chief Executive Officer of Washington Mutual, Inc. Prior to serving with Washington Mutual, he served as Chairman of Meridian Capital Group and as President of Sovereign Bancorp. From 2001 to 2006, Mr. Fishman served as President and Chief Executive Officer of Independence Community Bank until its sale to Sovereign Bank in 2006. Previously, Mr. Fishman served as President and Chief Executive Officer of Conti Financial Corp. He was also a private equity investor, focused on financial services, at Neuberger and Berman, Adler & Shaykin, and at his own firm, Columbia Financial Partners LP. He held a variety of senior executive positions at Chemical Bank and American International Group. He is active in the community, having served as Chairman of the Brooklyn Academy of Music from 2002 to 2016, Chairman of the Brooklyn Navy Yard from 2002 to 2014, and currently as Chairman of the Brooklyn Community Foundation. He received a B.A. from Brown University and an M.A. from Columbia University. Mr. Fishman brings extensive leadership experience and financial services industry expertise to the Board.

Juan Guitard- Age 59. Mr. Guitard was appointed to SHUSA’s Board in 2014 and is a member of its Compensation and SHUSA/US Risk Committees. He has served as a member of the Bank's Board since March 2016 and BSI's Board since August 2016, where he is a member of the Risk and Compensation Committees. Mr. Guitard currently serves as Head of Internal Audit of Santander. He has worked within Santander since 1999, having also served as Head of its Corporate Risk Division, Head of its Recovery and Resolution Plans Corporate Project, Head of its Corporate Legal Department, and Head of its Corporate Investment Banking Division. He has served on the Boards of Santander, Banco Español de Crédito, S.A., and Banco Hipotecario de España. He holds a law degree from the Universidad Autónoma de Madrid. Mr. Guitard brings extensive risk and audit experience to the Board.

Thomas S. Johnson - Age 78. Mr. Johnson was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as SHUSA’s Lead Independent Director, Chairman of its Audit Committee, and a member of its Nominations and SHUSA/US Risk Committees. He serves as a member of the Bank’s Audit and Risk Committees. Mr. Johnson serves on the Boards of the Institute of International Education, the Inner-City Scholarship Fund, the National 9/11 Memorial, the Board of the Norton Museum of Art and Museum Foundation, and the Lower Manhattan Development Corporation. From 1993 to 2004, he served as Chairman and CEO of GreenPoint Financial Corp. and GreenPoint Bank. Prior to his tenure at GreenPoint, Mr. Johnson served as President and Director of Manufacturers Hanover Trust Company from 1989 to 1991. Mr. Johnson’s career in banking started in 1969 at Chemical Bank and Chemical Banking Corporation, where he became President and Director in 1983. In addition, Mr. Johnson is a former director of Alleghany Corporation, R.R. Donnelly & Sons Co. Inc., The Phoenix Companies, Inc., FHLMC, North Fork Bancorporation, Prudential Life Insurance Company of America, and Online Resources Corp. From 1966 to 1969, he served as a special assistant to the Comptroller of the U.S. Department of Defense in the Pentagon. He received a B.A. in Economics from Trinity College and an M.B.A., with distinction, from Harvard Business School. Mr. Johnson brings extensive leadership experience in the banking industry to the Board.

Javier Maldonado - Age 56. Mr. Maldonado has served as Vice Chairman of SHUSA’s Board since 2015, and he is a member of the Nominations and SHUSA/US Risk Committees. He was appointed to SC’s Board in 2015 and is a member of its Compensation, Nominations, and Regulatory and Compliance Oversight Committees. He was appointed to the Bank’s Board in 2015 and is a member of its Risk Committee. Mr. Maldonado was appointed to BSI's Board in August 2016 and is a member of its Executive Committee. Since 2015, he has served as a Director of Santander BanCorp, where he is a member of its Executive Committee and is Chairman of the Compensation Committee, and serves as a Director of BSPR and SIS. He served as Acting Chairman of SIS' Board from April 2016 to April 2017. Mr. Maldonado has served on the Board of Alawwal Bank (formerly known as theSaudi Hollandi Bank Riyadh) since 2008. He currently serves as Senior Executive Vice President, Global Head of Cost Control for Santander. Since 1995, he has held numerous management positions with Santander, including Senior Executive Vice President, Head of the General Directorate for Coordination and Control of Regulatory Projects in the Risks Division, and Executive Committee Director and Head of Internal Control and Corporate Development for Santander UK. Prior to his time with Santander, Mr. Maldonado was an attorney with Baker & McKenzie and Head of the Corporate and International Law Department at J.Y. Hernandez-Canut Law Firm. He received a law degree from UNED University and a law degree from Northwestern University. Mr. Maldonado brings to the Board extensive corporate and international legal experience, as well as leadership in the financial services sector.

Victor Matarranz - Age 42. Mr. Matarranz was appointed to SHUSA’s and the Bank’s Boards in 2015 and to BSI's Board in 2018. He is a member of SHUSA’s Compensation and Nominations Committees and a member of the Bank’s Compensation Committee. He is Chairman of Santander Asset Management Holdings Ltd. since 2017 and is a Board Member of Zurich Santander Insurance America S.L. since 2019. He has been a member of the Portal Universia SA Board from 2015 to 2018 and he served on the Santander Fintech Board from 2014 to 2017. Since September 2014, Mr. Matarranz has served as Group Senior Executive Vice President of Santander, and in September 2017 he was appointed as Head of Santander's Wealth Management division, including the Private Banking, Asset Management and Insurance businesses of Santander. From September 2014 to September 2017, he served as Head of Group Strategy and Chief of Staff to Santander's Executive Chairman. From 2012 to 2014, Mr. Matarranz served as the Director of Strategy and Chief of Staff to the Chief Executive Officer, and a member of the Executive Committee for Santander UK. From 2004 to 2012, he worked at McKinsey & Company in Madrid, where he served as a partner, working primarily in the financial services practice advising local and global banks on strategic and retail banking issues. He received a Master’s Degree in Telecommunications Engineering from the Politechnical University of Madrid and an M.B.A. with a specialization in Finance, from the London Business School, where he graduated with distinction. Mr. Matarranz brings expertise in financial services and retail banking strategy and significant international experience to the Board.

Juan Olaizola - Age 57. Mr. Olaizola was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as a member of the SHUSA/US Risk Committee of SHUSA's Board and the Risk Committee of the Bank's Board. From April 2018 to the present he has held a directorship at Sistema de Tarjetas y Medios de Pago, S.A. (Spanish Cards and Payments Board) and, additionally, of Santander Seguros and Reaseguros (Insurance Spain). He has served as a Director of Santander Insurance Services UK Ltd from 2014-2017 and as a member of the advisory board of Fintech Investments from 2012 to 2017. In addition, he is a former director of VISA Europe, where he served from 2010 to 2013 and from 2015 to 2016. Since January 2018, Mr. Olaizola has served as Chief Operating Officer of Santander Spain and is leading the Banco Popular integration. From 2005-2017, Mr. Olaizola served as Chief

Operating Officer at Santander UK. From 1986 to 2003, Mr. Olaizola worked at IBM Global Services, having served as the Vice President of EMEA (IBM Financial Services Consulting) in London from 2000 to 2004 and as the Vice President of Professional Services in the U.S. from 1999 to 2000, among other roles. He graduated from Universidad Autonoma and received an M.B.A. from IESE Business School. Mr. Olaizola brings significant financial services and technology experience to the Board.

Scott Powell - Age 56. Mr. Powell has served as Santander's U.S. Country Head, President and CEO since February 2015. He was appointed to each of the Boards of SHUSA and the Bank in March 2015 and to SC's Board in September 2016. Additionally, since September 2017, Mr. Powell has served as Senior Executive Vice President of the Bank; he served as President and CEO of the Bank from March 2015 until his appointment as SC’s President and CEO in 2017. Mr. Powell is a member of SHUSA’s Nominations Committee, the Bank’s Nominations Committee, and SC's Executive Committee. Prior to joining the Company, Mr. Powell was Executive Chairman of National Flood Services Inc. From 2002 to 2012, he was employed at JPMorgan Chase & Co. and its predecessor Bank One Corporation. During that time, he served as Head of Home Lending Default from July 2011 to February 2012, Head of JPMorgan Chase’s Banking and Consumer Lending Operations from June 2010 to June 2011, CEO of Consumer Banking from January 2007 to May 2010, Head of the Consumer Lending businesses from March 2005 to December 2006, and Chief Risk Officer, Consumer from 2004 to February 2005. From May 2003 through June 2004, Mr. Powell was President of Retail Lending at Bank One, and from February 2002 to April 2003 he was its Chief Risk Officer, Consumer. He has held a variety of senior positions at JPMorgan Chase and spent 14 years at Citigroup/Citibank in a variety of risk management roles. Mr. Powell is Chairman of the Santander Consumer USA Foundation, and a director of the Financial Services Roundtable and the Boys and Girls Club of Boston as well as the Phipps Houses and The END Fund in New York City. He received a B.A. from the University of Minnesota and an M.B.A. from the University of Maryland. Mr. Powell brings extensive experience in retail banking, risk management and consumer and auto lending to the Board.

Henri-Paul Rousseau - Age 70.  Mr. Rousseau was appointed to SHUSA’s Board in March 2017 and the Bank’s Board in 2015. He serves as a member of the SHUSA/US Risk and Compensation Committee and as Chairman of the Bank’s Risk Committee and as a member of its Audit, Compensation, and Nominations Committees. Mr. Rousseau served as Vice President of Power Corporation International from January 2018 through July 2018. He is a visiting professor at the Paris School of Economics for the academic year September 2018 through August 2019. In December 2018, he received the Order of Canada. From 2009 until his retirement effective as of January 2018, Mr. Rousseau served as Vice-Chairman of the Boards of Power Corporation of Canada and Power Financial Corporation, while also serving on the Boards of Great-West Lifeco Inc. and IGM Financial Inc. and those of their respective subsidiaries. Mr. Rousseau is a member of the Board of Noovelia, Inc. and has served as Chairman of the Board of the Tremplin Sante Foundation since 2015. From 2011 until July 2018, Mr. Rousseau served as the Chairman of the Board of Montreal Heart Institute Foundation, having served on its Board since 1995, and served the Orchestra Symphonique de Montreal Foundation as Co-Chair of its Finance Committee from 2010 through 2014. He received a B.A. in Economics from the University of Sherbrooke and an M.A. and Ph.D. in Economics from the University of Western Ontario. He was a Professor of Economics at both Université Laval and Université du Québec à Montréal, Mr. Rousseau brings extensive experience in financial services industry management to the Board.

T. Timothy Ryan, Jr. - Age 73. Mr. Ryan was appointed to SHUSA’s and the Bank's Boards in 2014 and serves as Chairman of each, as well as of their Nominations and Compensation Committees. He was appointed to BSI's Board in July 2016 and serves as Chairman of its Board's Compensation and Executive Committees and is a member of its Audit and Risk Committees. Mr. Ryan served as Global Head of Regulatory Strategy and Policy of JPMorgan Chase & Co. from February 2013 to January 2015. From December 2008 to February 2013, he was President and Chief Executive Officer of the Securities Industry and Financial Markets Association ("SIFMA") and CEO of the Global Financial Markets Association, SIFMA's global affiliate. Prior to 2008, Mr. Ryan was Vice Chairman, Financial Institutions and Governments, at JPMorgan Chase. Before joining JPMorgan Chase in 1993, Mr. Ryan served as the director of the Office of Thrift Supervision, a director of the Resolution Trust Corporation and a director of the FDIC. Since 2011, he has served on the Board of Power Corp. of Canada and Power Financial Company and as Chairman of its Audit Committee and as a member of its Executive, Compensation, Investment and Risk Committees. Since 2010, Mr. Ryan also has served on the Board of Great West LifeCo Inc. and is a member of its Compensation, Executive, and Risk Committees. He also served as a director of Markit Ltd. in 2014 and of Lloyds Banking Group from 2009 to 2013. He received a B.A. from Villanova University and a law degree from American University. Mr. Ryan brings to the Board extensive experience as a former regulator and banker and a deep understanding of the U.S. banking market, regulatory environment and financial services industry management.

Richard Spillenkothen - Age 69. Mr. Spillenkothen was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as Chairman of the SHUSA/US Risk Committee, and a member of its Nominations and Compensation Committees. Additionally, Mr. Spillenkothen serves as a member of the Bank’s Audit and Risk Committees. Mr. Spillenkothen served as the Chairman of the SBNA Risk Committee from 2015 to September 2016. From 2007 to 2011, he served as a consultant and advisor at Deloitte & Touche LLP.

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

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the filing date of this Form 10-K is set forth below:

Mahesh Aditya - Age 56. Mr. Aditya has served as Chief Risk Officer of SHUSA since May 2018 and Senior Executive Vice President since May 2017. Additionally, since April 2018, Mr. Aditya has served as the Bank's Chief Risk Officer, and is a member of each of SHUSA's and SBNA's CEO Executive Committees. From May 2017 to May 2018, Mr. Aditya served as SHUSA's Chief Operating Officer. Prior to joining SHUSA, Mr. Aditya served as Chief Risk Officer for Visa, Inc. from June 2014 to February 2017. Prior to that, he served as Retail Bank/Mortgage Chief Risk Officer for JPMorgan Chase from April 2011 to June 2014. Mr. Aditya received a Bachelor of Engineering from BMS College of Engineering and an M.B.A. from the Faculty of Management Studies.

Madhukar Dayal - Age 54. Mr. Dayal has served as Chief Financial Officer and Senior Executive Vice President of SHUSA since April 2016, and he is a member of SHUSA’s CEO Executive Committee. Mr. Dayal has served as the Bank's CEO since August 2017, President since September 2017, and as a member of its CEO Executive Committee. Additionally, in September 2017, Mr. Dayal was appointed to the Bank Board and also serves on the Bank Board's Nominations and Executive Committee. Prior to joining SHUSA and the Bank, Mr. Dayal served as Chief Financial Officer for BNP Paribas USA Holdings, BancWest and Bank of the West from 2015 to March 2016, BancWest Corporation and Bank of the West from 2012 to 2015 and Bank of the West from 2010 to 2012. Prior to Bank of the West, Mr. Dayal helped lead a private equity start-up for JP Morgan Chase & Co., Brysam Global Partners, focused on building an international consumer banking franchise. Prior to that, he spent eight years with Citi in a variety of operations and finance roles in New York, California, South Korea and Brussels. Mr. Dayal earned a B.A. with honors in Accounting and Finance from Nottingham Trent University and is a member of the Chartered Institute of Management Accountants in London. Mr. Dayal serves as a member of the Executive Committee of the Board of Trustees for the Institute of International Banking and in 2017 was elected a Board member of the FHLB of Pittsburgh.

Daniel Griffiths - Age 50. Mr. Griffiths has served as Chief Technology Officer and Senior Executive Vice President of SHUSA and the Bank since June 2016, and is a member of each of SHUSA's and the Bank's CEO Executive Committees. From 2011 to 2016, Mr. Griffiths was Chief Technology Officer at TD Bank and, from 2008 to 2011, he was Managing Director, Emerging Markets and Commodities, at Barclays Capital. Mr. Griffiths received a B.S. in Computer Studies from Polytechnic of Wales.

Michael Lipsitz - Age 54. Mr. Lipsitz has served as Chief Legal Officer and Senior Executive Vice President of SHUSA since August 2015 and of the Bank since April 2016, and is a member of each of SHUSA’s and the Bank’s CEO Executive Committees. Prior to joining SHUSA, Mr. Lipsitz served as Managing Director and General Counsel for Retail and Community Banking at JPMorgan Chase & Co. and, prior to that, held multiple senior and general counsel roles supporting consumer banking and lending, corporate and regulatory activities, and mergers and acquisitions at JPMorgan Chase & Co. and its predecessor companies. Mr. Lipsitz received a B.A. from Northwestern University and a J.D. from Loyola University Chicago School of Law.

Scott Powell - Age 56. For a description of Mr. Powell's business experience, please see "Directors of SHUSA" above.

Maria Veltre - Age 55. Maria Veltre has served as the Company’s Head of U.S. Digital and Innovation and Senior Executive Vice President since September 2018, and is a member of SHUSA’s CEO Executive Committee. Ms. Veltre has served as the Bank’s Chief Marketing and Digital Officer since September 2016. Prior to joining SHUSA and the Bank, Ms. Veltre’s experience was comprised of substantial banking industry experience, including most recently as Chief Marketing Officer at Fifth Third Bank from May 2013 to August 2016 as well as leadership positions at Citibank from 2006 to 2013, including Chief Marketing Officer and Managing Director of Small Business Banking. Ms. Veltre received a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from the Stern School of Business at New York University.

William Wolf - Age 53. Mr. Wolf has served as Chief Human Resources Officer and Senior Executive Vice President of SHUSA and the Bank since February 2016, and is a member of each of SHUSA’s and the Bank’s CEO Executive Committees. Prior to joining SHUSA and the Bank, he was Managing Director, Global Head of Talent Acquisition and Development, for Credit Suisse from 2011 to 2016. Mr. Wolf received a B.A. from Dartmouth College and an M.B.A. from the University of North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each person who is an officer or director of SHUSA, or who directly or indirectly is the beneficial owner of more than ten percent of any class of SHUSA's equity securities, to file in his or her personal capacity an initial statement of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. SEC regulations provide that any person required to file such beneficial ownership statements must send or deliver a copy to SHUSA and require that SHUSA disclose in this Form 10-K any known failure of those persons to timely file the required beneficial ownership statements with the SEC. Based solely on SHUSA's review of any copies of such beneficial ownership statements furnished to it and on written representations from SHUSA's directors and officers, SHUSA has not identified any failure to timely file such statements with the SEC. Following Santander's acquisition of SHUSA in January 2009, SHUSA’s common stock was removed from listing with the New York Stock Exchange (the “NYSE”), as Santander became the sole holder of 100% of SHUSA’s common stock and remains the sole holder as of the date of this filing. Since Santander’s acquisition, no person subject to the beneficial ownership reporting rules of Section 16(a) of the Exchange Act has owned any of SHUSA's equity securities.

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

Audit Committee of the Board

SHUSA has a separately-designated standing Audit Committee established by and among the Board. Mr. Johnson serves as Chairman of SHUSA's Audit Committee, and Messrs. Ferriss and Fishman serve as the other members. The Board has determined that Messrs. Ferriss, Fishman, and Johnson are independent and qualify as audit committee financial experts under SEC requirements applicable to audit committees.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to our executive officers included in the Summary Compensation Table, who we refer to collectively as the "named executive officers." SHUSA (who we refer to in this Item as "we," "us," or "our") is a wholly owned subsidiary of Santander. We also refer in this Item to our wholly owned subsidiary, Santander Bank, N.A. as "SBNA" and our majority owned subsidiary Santander Consumer USA Holdings Inc. as "SC." This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.
For 2018, our named executive officers were:

•	Scott Powell, our President and CEO;

•	Madhukar Dayal, our Chief Financial Officer and Principal Financial Officer;

•	Daniel Griffiths, our Chief Technology Officer;

•	William Wolf, our Chief Human Resources Officer;

•	Mahesh Aditya, our Chief Risk Officer; and

•	Brian Gunn, Special Advisor and our former Chief Risk Officer.

This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:

•	the general philosophy and objectives underlying their compensation,

•	our and Santander`s respective roles and involvement in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	each component of their compensation, and

•	the rationale behind the components of their compensation.

Since we are a wholly owned subsidiary of Santander and do not hold public shareholder meetings, we do not conduct shareholder advisory votes.

General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our short-term and long-term business objectives;

•	link pay and performance, while appropriately balancing risk and financial results and complying with regulatory requirements;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	leverage our compensation practices to support our core values and strategic mission and vision.

Santander aims to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located, the United States in our case. Within this framework, Santander considers both total compensation and the individual components (i.e., salary and incentives) of each named executive officer’s compensation package independently. Any other perquisites are also considered independently of total compensation. When setting each named executive officer’s compensation for 2018, we took into account market competitive pay, historical pay within Santander, our budget, level of duties and responsibilities, experience and expertise, individual performance, and historical track record within the organization for each individual.
Responsibility for determining the compensation of our named executive officers resides both at our level as well as the Santander level. We set forth the various parties involved in determining executive compensation and their specific responsibilities below.
The Parties Involved in Determining Executive Compensation

Both we and Santander have responsibility for overseeing and determining the compensation of our named executive officers. We are involved in setting the compensation of all our employees. Santander is involved in overseeing its senior level employees globally, including the named executive officers. We set forth the various parties, including both Board committees and management committees, involved in contributing to and determining executive compensation and their specific responsibilities below.

The Role of Our and SC's Compensation and Talent Management Committees (which we refer to in this Item 11 as "BCTMC" and "SC BCTMC", respectively)

Our BCTMC has the responsibility of, among other things:

•
at least annually, reviewing and approving the terms of our compensation programs, including the Executive Bonus Program, in which our named executive officers participate, in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

•
reviewing and approving the annual corporate goals and objectives of the President and CEO, evaluating the President and CEO’s performance in light of these corporate goals, and approving the base and variable compensation of our President and CEO, as proposed by the Santander Executive Chairman and CEO and validated by the Santander Remuneration Committee. The BCTMC provides valuable input based on the Board's evaluation of the CEO's performance and the Company's performance, in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

•
monitoring the performance and regularly approving the design and function of the incentive compensation programs, including the Executive Bonus Program, to assess whether the overall design and performance of such programs are consistent with Santander guidelines, are safe and sound, and do not encourage employees, including our named executive officers, to take excessive risk;

•
reviewing and approving the overall goals and purpose of our incentive compensation programs and providing guidance to our Board and management so that the Board's policies and procedures are appropriately carried out in a manner that achieves appropriate balance between risk and reward and is consistent with ensuring safety and soundness;

•	approving amounts paid under the Executive Bonus Program according to Santander guidelines and applicable regulations;

•
overseeing the administration of our qualified retirement plan and other employee benefit plans in which all eligible employees can participate, including the named executive officers, as well as certain other deferred compensation plans in which our named executive officers are eligible to participate;

•	evaluating the applicability of any malus and clawback provisions to our senior executive officers, including the named executive officers;

•	at least annually, reviewing and recommending any changes to our director compensation program;

•	reviewing and discussing with management the Compensation Discussion and Analysis required to be included in this Annual Report on Form 10-K; and

•	approving the Board Compensation and Talent Management Committee Report for inclusion in this Annual Report on Form 10-K.

Our BCTMC met nine times in 2018.
Because Mr. Powell provides services to both us and to SC, our BCTMC, and the SC BCTMC, agreed to allocate Mr. Powell's 2018 total compensation at 37% to us and 63% to SC. We jointly decided on these allocations to reflect the percentage of time that Mr. Powell spent working for and with respect to each organization based on time allocation tracking.
The Role of Santander’s Human Resources Committee
Santander’s Human Resources Committee's responsibilities include the design and the calculation of the applicable funding level of the Executive Bonus Program and oversight of performance management and compensation, including consideration of all present and future risks that may impact the bonus process as well as the application of malus and clawback related clauses, when applicable. Santander's Human Resources Committee also reviews and validates the compensation proposals for our named executive officers, except for our President and CEO.
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
The Role of Santander’s Board of Directors
Santander’s Board of Directors validates and approves the compensation of certain of our management, including our President and CEO.
The Role of Our Management
Our Human Resources Committee oversees our incentive compensation programs (except for the Executive Bonus Program) and makes recommendations to our BCTMC with respect to these programs. A key responsibility of our Human Resources Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk-taking and make recommendations to our BCTMC regarding certain compensation matters. The members of the Human Resources Committee include the heads of our Risk, Legal, Finance, Change Management, Communications, Office of the CEO and Human Resources Departments. In addition, the head of our Internal Audit Department participates as a non-voting member.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2018. Our President and CEO generally performed (or delegated to our Human Resources Department) management’s responsibilities (except with respect to his own compensation) in accordance with the requirements set forth by Santander, our applicable policies and procedures, and applicable law. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonuses for the named executive officers to our BCTMC and to the applicable committees at Santander.
None of the named executive officers determined or approved any portion of his own compensation for 2018.

The Role of Outside Independent Compensation Advisors
Santander, SHUSA and its subsidiaries seek guidance and advice from a diversified mix of outside independent compensation advisors.

•	Santander’s Remuneration Committee engaged Willis Towers Watson to provide advice on the general policies and approaches with respect to the compensation of Santander’s worldwide employees.

•	At the request of our BCTMC, we engaged McLagan Partners, Inc. to provide competitive market compensation ranges for our senior executive officers, including the named executive officers.

•	The SC BCTMC has engaged Pay Governance to advise on compensation matters relevant to its business (e.g., peer benchmarking) and to the additional demands required of public companies.

•	As discussed under "Benchmarking" below, we also engaged Pay Governance to assist the BCTMC in setting 2018 compensation targets for our President and CEO.
Benchmarking
For 2018 target compensation review purposes, both Willis Towers Watson and McLagan Partners provided independently compiled benchmarking data for our President and CEO position, which Pay Governance summarized along with additional data extracted from publicly disclosed proxy statements. The peer group data set comprises 42 financial institutions as follows: Bank of the West, BBVA Compass, BMO Financial, BB&T Corporation, HSBC, MUFG Union Bank, RBC, TD Securities, BNP Paribas, Deutsche Bank, Barclays, RBS, Mizuho, UBS, Credit Suisse, The Toronto Dominion Bank, Ally Financial, Citizens Financial, Comerica, Credit Acceptance Corp., Encore Capital, Lending Club, Nationstar Mortgage, Navient, Nelnet, One Main Holdings, PRA Group, SLM Corp., Capital One Financial Group, Discover Financial Services Inc., Fifth Third Bancorp, Huntington Bancshares Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp, Bank of America Corporation (Consumer), Citigroup Inc. (Global Consumer Bank), JPMorgan Chase & Co. (Community Banking), and Wells Fargo & Company (Community Banking).

For 2018 target compensation review purposes, McLagan Partners also provided benchmarking data for our named executive officers’ compensation and used the following peer group: Capital One, Ally Bank, Discover, CIT Bank, BB&T Corporation, BBVA Compass Bancshares, Inc., Citizens Financial Group, Inc., Comerica, Inc., Fifth Third Bank, Huntington Bancshares Incorporated, Keycorp, M&T Bank Corporation, MUFG Union Bank, Regions Financial Corporation, SunTrust Banks, Inc., The Toronto Dominion Bank, Bank of the West, and BMO Financial.

Lastly, we describe the peer group used in connection with specific measures leveraged within the Executive Bonus Program under the caption "Executive Bonus Program." We and Santander have also periodically used additional independent third-party compensation surveys to assist in assessing certain of our executive officers’ overall compensation.

We use this data to periodically evaluate market trends, pay levels, and relative performance in executive compensation, but without any formulaic benchmarking.

Components of Executive Compensation

For 2018, the compensation that we provided to our named executive officers consisted primarily of base salary and both short- and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in benefit plans that we generally offer to all our employees, and we also provide the named executive officers with certain benefits and perquisites not available to the general employee population.
Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation, and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment agreement or letter considering market competitive pay, historical pay at Santander, our budget, level of duties and responsibilities, experience and expertise. While each named executive officer’s employment letter provides for the possibility of increases in base salary, annual increases are not guaranteed. We review our named executive officers’ salary levels as a part of our annual compensation review process.

Our Chief Human Resources Officer (and in the case of Mr. Wolf, our CEO) consulted with Santander’s Human Resources Department to confirm named executive officers’ salaries are competitive and take into account market survey data of our peers, salary history at Santander, scope of duties and responsibilities, experience and expertise, individual performance, applicable regulatory requirements, and our budget. Santander’s Human Resources Department consulted with the Santander Board Remuneration Committee and Santander’s Board of Directors in setting the base salary of Mr. Powell. In 2018, we made the following changes to our named executive officer salaries:

•
In accordance with a letter agreement with Mr. Powell dated as of September 14, 2018, we increased Mr. Powell's annual base salary from $2.0 million to $3.0 million, effective January 1, 2018, to better align his total compensation relative to peers.

•
We increased Mr. Aditya's annual base salary from $1.0 million to $1.475 million to recognize his new role as our Chief Risk Officer, to ensure total compensation alignment to market and compliance with Capital Requirements Directive (“CRD-IV”) pay ratio restrictions.

•	We increased Mr. Griffith's annual base salary effective June 2, 2018 from $1.0 million to $1.1 million to compensate for the discontinuance of certain perquisites.
We did not adjust any other named executive officer's base salary for 2018.
Incentive Compensation
We provide annual incentive opportunities for our executive officers, including the named executive officers, to reward achievement of both business and individual performance objectives and to link pay to both short-term and long-term performance. We intend our incentive programs to motivate participants to achieve and exceed these objectives at the Santander, U.S., and business/function levels, as well as to reward the progressive improvement of individual performance. All of our named executive officers are designated as Identified Staff and, therefore, are subject to the compensation guidelines of the European Banking Authority and limits of the CRD IV. These regulations and guidelines define the short-term/immediate and long-term/deferred percentages for incentives awards with respect to the total compensation package as well as mandate that such awards be delivered in at least 50% shares or other equity instruments, such as American Depositary Receipts (“ADRs”), with a mandatory one-year holding period upon delivery, and no more than 50% paid in cash.
For the 2018 performance year of the Executive Bonus Program (described below), the targeted incentive opportunity for each of the named executive officers was as follows:

Named Executive Officer	Target Bonus ($)
Scott Powell (1)	$4,250,000
Madhukar Dayal	$1,885,500
Daniel Griffiths	$1,660,500
William Wolf	$1,180,000
Mahesh Aditya	$1,025,000
Brian Gunn (2)	$922,500
(1) Mr. Powell’s bonus target for 2018 was increased from $2.1M to $4.25M to better align his total compensation relative to peers.
(2) Mr. Gunn’s bonus target for 2018 was adjusted from $1.1M to $922,500 as part of his role change to Special Advisor.

Executive Bonus Program
Our incentive program, which we refer to as the "Executive Bonus Program," establishes both financial and non-financial measures to determine the bonus pool level from which we pay annual bonuses. We align the Executive Bonus Program each year with Santander’s corporate bonus program for executives of similar levels across Santander. Each of the named executive officers participated in the Executive Bonus Program for 2018. The general structure of the Executive Bonus Program:

•	defers a portion of a participant’s award over a three- or five-year period, depending on the participant’s position within our organization, subject to the non-occurrence of certain events;

•	links a portion of such amount to Santander performance over a multi-year period; and

•	pays a portion of such award in cash and a portion in equity, in accordance with the rules and standards referenced above and set forth in more detail below.

On February 13, 2018, Santander’s Board of Directors adopted the Second Cycle of the Deferred Multi-year Objectives Variable Plan for executives (which is generally aligned with our Executive Bonus Program), and Santander’s shareholders approved it at its annual meeting of shareholders on March 23, 2018. On March 6, 2018, we approved the preliminary design of the Executive Bonus Program scorecard. Santander’s Remuneration Committee and Board of Directors approved the final scorecard for the Executive Bonus Program, as recommended by our BCTMC, on April 16, 2018 and April 23, 2018, respectively.

The Executive Bonus Program provides for differences in the amount of final awards, higher or lower than their target bonus amounts (which we describe below), in order to reinforce our pay for performance philosophy.
Under the Executive Bonus Program, we determine an aggregate pool from which awards for all participants are determined and paid. The pool incorporates both quantitative (via a scorecard) and qualitative considerations as well as feedback from Santander to ensure that the Executive Bonus Program links our executives' pay to performance. Our BCTMC worked with Mr. Powell and Santander’s Human Resources Committee and the Board Remuneration Committee to validate that the proposed scorecard performance metrics aligned with overall business goals. Our BCTMC reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance. All scorecard calculations for us under the Executive Bonus Program are determined in accordance with International Financial Reporting Standards because Santander uses similar terms and metrics in its incentive programs across the Group, making the use of country-specific accounting standards infeasible.
Our named executive officers all perform functions for both us and SBNA, and in the case of Mr. Powell, also for SC. Our BCTMC, and in the case of Mr. Powell, the SC BCTMC, agreed to consider individual allocation of the final bonus pool funding level for these executives based on both our and SBNA's performance, and in the case of Mr. Powell, SC's performance, to align pay decisions to all applicable businesses' performance as well as certain principles set forth by our regulators.
SHUSA Bonus Pool Scorecard Overview: The bonus pool funding is determined through a scorecard, which is primarily driven by a quantitative (mathematically informed) score, and is then adjusted by qualitative and discretionary measures. We develop the scorecard metrics to measure our, our subsidiaries’ and our business units’ performance on an aggregate basis over the full year.
Together these make up our overall bonus pool funding level. As we describe in more detail below, the bonus pool funding was approved by Santander at 100.0% of aggregate target amounts for 2018. We determine the aggregate total of the bonus amounts, in U.S. dollars, available for distribution to our participating employees, including the named executive officers, by multiplying this bonus pool funding level by the sum of target incentives.
Below is a summary of how we calculated the bonus pool for 2018.

Part 1: Quantitative Score	95.3%
1. Quantitative Score: The quantitative score is a mathematically derived score based on our achievement of pre-determined business goals (which we reflect in Table 1 below under the heading "Quantitative Metrics").
In collaboration with Santander, we pre-assign each metric with a weight and a goal. Then Santander calculates the percentage credit towards the quantitative score for each metric by multiplying its percentage weight by its percentage achievement. Finally, we add up all the percentages to derive the total quantitative score.
For 2018, our total quantitative score was 95.3%.

Table 1: SHUSA Bonus Pool Funding Scorecard

Scorecard Component (Part)	Quantitative Metrics	Weight	2018 Goal	Full Year Result (1)	% Achievement(2)	% Credit Towards Quantitative Score ("Weight" * "% Achievement")	Component (Part) Score (sum previous column)
Part 1: Quantitative Score	Customer Satisfaction (%)	2.5%	22%	20%	87.5%	2.2%	95.3%
	Loyal Customers (#)	2.5%	327,359	344,860	105.4%	2.6%
	Employee Engagement (%)	5%	69%	67%	87.5%	4.4%
	Cost of Credit Ratio (Loan Loss Ratio) (%)	5%	3.35%	3.09%	107.7%	5.4%
	Non-Performing Ratio (%)	5%	2.97%	3.07%	96.6%	4.8%
	% Completion of Certain Regulatory Requirements	10%	95%	97%	102.1%	10.2%
	Contribution to Santander's Capital ($ millions)	20%	$556	$425	76.3%	15.3%
	Net Profit ($ millions)	27.5%	$899	$908	101.0%	27.8%
	Return on Risk Weighted Assets (%)	22.5%	0.98%	0.98%	100.5%	22.6%

(1)
Figures shown in the "Full Year Result" column are forecasts as of November 2018. We used these forecasts in determining the 2018 bonus pool. The full-year results were not materially different from the forecasts.

(2)
If percent achievement is less than 75% for any individual quantitative metric, then 0% credit is applied towards quantitative score applicable to that metric. Additionally, % achievement for each metric is capped at 150%, except for return on risk-weighted assets (“RoRWA”) and net profit, which have no cap on % achievement.

Part 2: Qualitative Adjustment	-1.4%

2. Qualitative Adjustment: Santander's Remuneration Committee, in consultation with Santander's control functions may in their discretion add or subtract up to 25% to or from the quantitative score based on qualitative factors, including:

•progress of our regulatory agenda
•advancement of our integration and governance model
•management of our Risk Appetite Statement

Santander's Remuneration Committee applied a -1.4% qualitative adjustment to our quantitative score based on its assessment of our progress against these qualitative factors.

Part 3: Santander Multiplier	+3.0%

3. Adjustment due to Santander Multiplier: The Santander Multiplier is an incremental adjustment that provides for a link between our results and overall Santander results. The adjustment is the difference between Santander’s global bonus pool funding level (108.7%) and our score after the qualitative adjustment (93.9%), multiplied by 20%. The adjustment resulting from the application of the Santander multiplier was +3.0%.

The evaluation of Santander's categories of quantitative metrics and qualitative factors, which results in the Santander bonus pool funding level of 108.7%, is as follows:

•
Customers: the goals set for customer satisfaction and loyalty were met with a result of 105.5%, which was qualitatively adjusted upwards to 107.9% for the Group's overall progress on the implementation of conduct risk controls with customers.

•
Risks: the quantitative results obtained from the evaluated metrics, cost of credit and NPL ratio provided a result of 103.9%, which was qualitatively adjusted upwards to 105.1% for aspects related to the management of the risk appetite model.

•
Capital: Santander exceeded the capital targets set for the year, providing a result of 101.9%, which was qualitatively adjusted upwards to 105.1% for aspects related to the sustainability of the capital creation.

•
Profitability: Ordinary net profit result was 98.5%, and the RoRWA result was at 102.2%. Qualitative factors were evaluated, including comparison with comparable companies and the solidity and sustainability of results, and no material qualitative modification was applied (-0.02%), resulting in a category achievement of 100.1%.

Part 4: Exceptional Adjustment by Santander's Remuneration Committee	+3.1%

4. Exceptional Adjustment by Santander's Remuneration Committee: Santander’s Remuneration Committee may, in its discretion, make an exceptional adjustment to the pool funding level. Santander took into account various factors, including U.S contributions to Santander's capital goal and profitability growth and in its discretion assigned an exceptional adjustment of +3.1%.

Bonus Pool Calculation Result: Notwithstanding the analysis and calculation above, Santander ultimately determined that our Executive Bonus Pool would equal an amount that could support bonuses paid at an aggregate level up to 107.7% of targets. This level of bonus payout is aligned with the original recommendation of our BCTMC to Santander based on our assessment of scorecard results and our overall performance.

Setting Bonus Targets: We assigned each of the named executive officers a target bonus amount at the beginning of 2018, as disclosed in the Incentive Compensation section above. We determined the target bonus awards taking into account market competitive pay, historical pay at Santander, level of duties and responsibilities, individual performance, historical track record within the organization for each individual, impacts of regulatory changes, and our budget. We review these factors at least annually and the target bonus amounts for 2018 were subject to our BCTMC and Santander's Remuneration Committee review.

Discretionary Pay for Performance Decisions: During the decision-making process, we used target bonus amounts to establish an initial starting point for the executive. Each named executive officer’s target bonus was subject to a discretionary adjustment, either upwards or downwards, based on the SHUSA bonus pool funding results and the executive’s individual performance evaluation, to determine an initial proposed bonus amount.

We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific objectives directly related to the named executive officer’s job responsibilities. These goals are not all objective, formulaic, or quantifiable. Rather they include both quantitative and qualitative measures that cut across critical objectives related to business strategy and performance; regulatory, compliance and risk management; and our customers and clients; as well as our employees and culture. We describe certain of these measures for each of the named executive officers:

Mr. Powell

Mr. Powell’s 2018 functional objectives included, but were not limited to:

•	Deliver budget financials, with a focus on net income, RoRWA, and return on tangible equity, which are all common financial measures in the banking industry.

•	Execute year one of Santander U.S. integration.

•	Complete risk framework implementation.

•	Continue to make progress on outstanding regulatory issues.

•	Improve compliance, operational risk, including data quality, cyber security, information security, internal controls, and risk control self-assessments ("RCSAs") and SC specific regulatory issues.

•	Continue to implement a culture of risk management and compliance, and ensure Santander values (including, Simple, Personal and Fair) are embedded.

•	Improve engagement scores and senior management diversity.

•	Ensure integration with Santander and Santander initiatives.

Based on his performance results for 2018, we paid Mr. Powell 100% of his target bonus level.

Mr. Dayal

Mr. Dayal’s 2018 functional objectives included, but were not limited to:

•	Deliver 2018 budget commitments by line of business.

•	Optimize balance sheet to enhance capital, liquidity, and profitability.

•	Ensure that we pass financial regulation tests such as the Comprehensive Capital Analysis and Review ("CCAR") and the DFA stress test.

•	Implement year one of strategic transformation in Commercial.

•	Grow Commercial deposits and loans.

•	CRA upgrade to Satisfactory.

•	Contribute to our culture of risk management and compliance and ensure that we maintain our values.

•	Improve engagement scores and senior management diversity.

•	Ensure integration with Santander and Santander initiatives.

Based on his performance results for 2018, we paid Mr. Dayal approximately 114% of his target bonus level.

Mr. Griffiths

Mr. Griffiths’ 2018 functional objectives included, but were not limited to:

•	Deliver the 2018 financial plan and efficiency target within Information Technology.

•	Continue information security remediation processes and materially reduce exposure in order to meet Sarbanes Oxley compliance requirements by Q1 2019.

•	Improve data quality and governance by continuing to mature the Chief Data Officer organization and deploy a standard model across all IHC subsidiaries.

•	Leverage IHC project governance and realize opportunities across core infrastructure, information security, and corporate functions while eliminating duplicate and redundant systems.

•	Improve engagement scores and senior management diversity.

•	Ensure integration with Santander and Santander initiatives.

Based on his performance results for 2018, we paid Mr. Griffiths approximately 108% of his target bonus level.

Mr. Wolf

Mr. Wolf’s 2018 functional objectives included, but were not limited to:

•	Implement the Career Framework, a comprehensive re-set of titling, job families and roles.

•	Evolve employee communications, including U.S. intranet landing page and a new Human Resources ("HR") portal.

•	Develop and begin implementation of a new compensation and benefits strategy.

•	Enhance governance over compliance training and increase quality and effectiveness.

•	Improve engagement scores across Santander U.S. and improve senior management diversity.

•	Execute on HR function expectations for Santander U.S. integration.

Based on his performance results in 2018, we paid Mr. Wolf approximately 108% of his target bonus level.

Mr. Aditya

Mr. Aditya's 2018 functional objectives included, but were not limited to:

•	Deliver credit and fraud loss and expense budget for Risk.

•	Accurate and timely production of month-end results and monthly review packages.

•	Stabilize Risk leadership, develop bench strength.

•	Addition of talent as needed.

•	Significantly improve U.S. risk management framework.

•	Improve collaboration with Santander and SHUSA's subsidiaries.

•	Enhance and improve Board Risk Committee presentations with better coverage of risks and stronger oversight and accountability.

•	Improve engagement scores and senior management diversity.

•	Ensure integration with Santander and Santander initiatives.

Based on his performance results for 2018, we paid Mr. Aditya approximately 100% of his target bonus level.

Mr. Gunn

Based on his performance results for 2018, considering his accomplishments and time in role as the Chief Risk Officer and as a Special Advisor, we paid Mr. Gunn 100% of his target bonus level.

BCTMC Review and Approval

On December 12, 2018, the BCTMC determined preliminary bonus awards under the Executive Bonus Program for the named executive officers (other than Mr. Powell, who is discussed below) subject to validation by Santander’s CEO and Santander's Board of Directors. On January 23, 2019, the BCTMC approved the final bonus awards for the named executive officers other than Mr. Powell. On January 29, 2019, Santander's Board of Directors also approved the final bonus awards for all of the named executive officers.

On January 28, 2019, Santander’s Board Remuneration Committee recommended Mr. Powell’s award to Santander’s Board of Directors and, on January 29, 2019, Santander’s Board of Directors validated and approved Mr. Powell’s award. Our and SC's Board of Directors approved Mr. Powell’s final bonus on February 15, 2019 and February 20, 2019, respectively.

Bonus Delivery: We paid current awards to the named executive officers under the Executive Bonus Program for 2018 as short-term and long-term incentive awards payable in a combination of cash and Santander ADRs, and in the case of Mr. Powell, a combination of cash, Santander ADRs, and SC common stock and Restricted Stock Units ("RSUs"). These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander, SC (in the case of Mr. Powell), and us, as applicable. Amounts that we pay in equity as short-term incentive awards are immediately vested and are in the form of Santander ADRs (and, in the case of Mr. Powell, SC Common Stock). Amounts that we pay in equity as long-term incentive awards are subject to vesting criteria, as we describe below, and are in the form of restricted Santander ADRs (and, in the case of Mr. Powell, SC RSUs). Any payment made in shares of Santander ADRs or SC Common Stock under the Executive Bonus Program is subject to a one-year holding requirement from the grant date (in the case of immediately vested ADRs/SC shares) or vesting date, if any, of the deferred ADRs/SC RSU shares.
Short-term/Immediate: Under the Executive Bonus Program, the named executive officers receive the short-term award 50% in cash and 50% in immediately vested Santander ADRs, or in the case of Mr. Powell, 50% in cash and 50% in a combination of immediately-vested Santander ADRs and SC shares (with the division between Santander ADRs and SC shares determined based on the allocation of Mr. Powell’s time in 2018 between us and SC).
Long-term/Deferred: Under the Executive Bonus Program, participants are required to defer a portion of their bonus depending on their position and/or targeted incentive levels within Santander. For 2018, Santander considers:

•	Mr. Powell to be a "Category 1" executive, and therefore 60% of his overall bonus award is deferred for five years.

•	Mr. Dayal to be a "Category 2" executive, and therefore 50% of his overall bonus award is deferred for five years, and

•	Messrs. Griffiths, Aditya, Wolf, and Gunn to be "Category 3" executives and therefore 40% of their respective overall bonus awards are deferred for three years.

We deliver deferred amounts under the Executive Bonus Program 50% in cash and 50% in restricted Santander ADRs, and in the case of Mr. Powell, 50% in cash, 18% in restricted Santander ADRs, and approximately 32% in SC RSUs. The deferred amounts vest over three or five years, depending on the participant’s category (as described above) and the participant remaining employed through the applicable payment date (except in certain limited circumstances). The deferred amounts are subject to our Policy on Malus and Clawback Requirements, including the requirement that none of the following events have occurred due to the participant's actions during the period prior to each payment:

•	A significant failure with respect to our risk management or any control or support function;

•
A material or negative (in each case as determined by our external auditors) restatement of our financial statements (other than any restatement undertaken as a result of a change in accounting standards);

•	The participant’s material breach of any of our material internal rules or regulations, particularly if such rules or regulations relate to risk management;

•	A material, negative change in our capitalization or our risk profile;

•	A material, unforeseen increase in our economic or regulatory capital requirements;

•	The participant or the participant’s business unit is subject to material regulatory sanctions;

•	The participant is convicted of or indicted for a felony, or a lesser crime involving moral turpitude;

•	Any material misconduct by the participant, whether individually or as part of a group, particularly in connection with the marketing of unsuitable products;

•	Our deficient financial performance;

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

The accrual of a portion of such deferred amounts is subject to the compliance with certain multi-year objectives, which we describe below, during the 2018-2020 period. At the end of the 2020 fiscal year, Santander`s Board will set the maximum amount of each annual payment of the deferred portion for each participant.

Multi-year objectives, metrics and compliance scales for deferred cash and Santander ADRs applicable to the Executive Bonus Program are as follows:

a)
Compliance with consolidated earnings per share ("EPS") growth target of Santander for 2020 versus 2017. The coefficient corresponding to this target (the "EPS Coefficient") will be obtained from the following table:

2020 EPS growth (% against 2017)	EPS Coefficient
≥ 25%	1

b)
Relative performance of total shareholder return ("TSR", as we define below) of Santander for the 2018-2020 period compared to the weighted TSRs of a peer group of 17 financial institutions, which we set forth below.

We define "TSR" as the difference (expressed as a percentage) between the final value of an investment in Santander common stock and the initial value of the same investment. Dividends or other similar items received by a Santander shareholder during the corresponding period of time are treated as if they had been invested in more shares of the same class at the first date on which the dividend or similar item is owed to the shareholder and at the average weighted listing price on that date. To calculate TSR, we use the average weighted daily volume of the average weighted listing prices of Santander common stock corresponding to the 15 trading sessions prior to January 1, 2018 (for the calculation of the initial value), and of the 15 trading sessions prior to January 1, 2021 (for the calculation of the final value).

The peer group is the following 17 financial institutions:

Financial Institutions
Banco Bilbao Vizcaya Argentaria SA	Itaú Unibanco Holding SA
JPMorgan Chase & Co.	Wells Fargo & Co
Bank of America Corp	Unicredit SpA
UBS Group AG	Standard Chartered PLC
Intesa San Paolo SpA	Citigroup Inc
HSBC Holdings PLC	ING Groep NV
Barclays PLC	Lloyds Banking Group PLC
BNP Paribas SA	Deutsche Bank AG
Société Générale SA
In case of unexpected changes in the peer group and in light of objective circumstances, Santander's Board may adjust the rules of comparison among them or modify the peer group’s composition.

TSR compliance scale:

TSR position of Santander	"TSR Coefficient"
Exceeding the 66th percentile	1
From the 33rd to the 66th percentiles	0-1
Below the 33rd percentile	0

c)
Compliance with the fully-loaded CET1 ratio target of Santander Group for the financial year 2020. The coefficient corresponding to this target (the "CET1 Coefficient") will be obtained from the following table:

CET1 in 2019	CET1 Coefficient
≥ 11.30%	1
≥ 11% but < 11.30%	0.5‑1
< 11%	0

In order to verify if this target has been met, in general, any potential increase in CET1 deriving from share capital increases will be disregarded. Moreover, Santander may adjust the CET1 ratio, in order to remove the effects of any regulatory change on the calculation rules that may occur through December 31, 2020.

To determine the maximum amount of the deferred portion subject to objectives that, if applicable, must be paid to each participant on the applicable payment date, the following formula will be applied to each one of the annual payments pending payment:

Final Annual Payment = Amount x ((1/3 x A) + (1/3 x B) + (1/3 x C))

where:

•	"Amount" corresponds to the amount of award equivalent to an annual payment.

•	"A" is the EPS coefficient according to the scale in paragraph (a) above based on EPS growth in 2020 with respect to 2017.

•	"B" is the TSR coefficient according to the scale in paragraph (b) above based on the relative performance of the TSR of Santander for the 2018-2020 period with respect to the peer group.

•	"C" is the CET1 coefficient according to compliance with the CET1 target for 2020 described in paragraph (c) above.

For SC RSUs awarded to Mr. Powell, the performance metrics are weighted 50% towards Santander performance and 50% towards SC performance and follow a balanced "scorecard" approach.
The Santander goals are described above.
The SC goals relate equally to (1) SC attaining a specified level of EPS by December 31, 2020; (2) SC attaining certain capital ratio goals by December 31, 2020; (3) SC attaining a specified level of return on assets by December 31, 2020; and (4) SC attaining a specified level of expense ratio by December 31, 2020. Performance below target goals for any component will result in below-target payout for the component and performance below certain threshold goals will result in no payout for the component. No amount greater than the target award can be earned.

Special Regulatory Incentive Program ("SRIP")

During 2016, we developed a special regulatory incentive program, which we refer to as the "SRIP," for performance periods 2017, 2018 and 2019. The SRIP was approved by Santander’s Remuneration Committee on June 27, 2016. The SRIP is part of the Executive Bonus Program. We designed the SRIP to support meeting our U.S. regulatory commitments, an important factor in helping to shape our strategy over the next several years. The SRIP reinforces our regulatory focus, and we intend it to reward those select leaders who drive our success. Each of our named executive officers participates in the SRIP.

Overall Program Objectives:

•	The purpose of the SRIP is to strengthen the alignment between pay and the annual achievement of critical U.S. regulatory priorities.

•
We establish the SRIP measures for each period to ensure that payouts align to critical regulatory milestones, which differ for each period, and to ensure our adherence to CRD-IV pay ratio requirements.

•
SRIP eligibility is directed to select leadership roles responsible for achieving these goals and will provide meaningful compensation over time in order to reinforce accountability and assist with retention.

2018 Program:
Total target opportunity over the life of the multi-year program was set at $2,000,000 for Mr. Powell and at $1,000,000 each for the other named executive officers.
For 2018, 35% of each participant’s total targeted opportunity was based on achieving certain regulatory and/or compliance criteria or goals.
We successfully achieved or met the criteria to satisfy achieving these goals for 2018, and therefore our BCTMC, the SC BCTMC in the case of Mr. Powell, and Santander's Remuneration Committee each approved the named executive officers' actual award amounts for 2018 at 35% of their respective total target opportunity.
Any payments made under the SRIP to our named executive officers are subject to the same payment, deferral, and performance requirements as those applicable to payments made under the Executive Bonus Program, which we describe above.
Total Results for 2018 Executive Bonus Program and SRIP
The following chart summarizes the 2018 Executive Bonus Program and SRIP awards for the named executive officers:

Name		Cash			Equity
		Immediate ($)	Deferred ($)	Total ($)	Immediate ($)	Deferred ($)	Total ($)
Mr. Powell	Bonus	$850,000	$1,275,000	$2,125,000	$850,000	$1,275,000	$2,125,000
	SRIP	$140,000	$210,000	$350,000	$140,000	$210,000	$350,000
Mr. Dayal	Bonus	$537,500	$537,500	$1,075,000	$537,500	$537,500	$1,075,000
	SRIP	$87,500	$87,500	$175,000	$87,500	$87,500	$175,000
Mr. Griffiths	Bonus	$537,000	$358,000	$895,000	$537,000	$358,000	$895,000
	SRIP	$105,000	$70,000	$175,000	$105,000	$70,000	$175,000
Mr. Wolf	Bonus	$382,500	$255,000	$637,500	$382,500	$255,000	$637,500
	SRIP	$105,000	$70,000	$175,000	$105,000	$70,000	$175,000
Mr. Aditya	Bonus	$322,800	$215,200	$538,000	$322,800	$215,200	$538,000
	SRIP	$105,000	$70,000	$175,000	$105,000	$70,000	$175,000
Mr. Gunn	Bonus	$276,750	$184,500	$461,250	$276,750	$184,500	$461,250
	SRIP	$105,000	$70,000	$175,000	$105,000	$70,000	$175,000

The total cash amount for each named executive officer, both immediate and deferred, is included in the 2018 "Bonus" column in the Summary Compensation Table.
As noted above, the equity awards are provided in immediate and deferred Santander ADRs and for Mr. Powell SC shares/RSUs. The number of ADRs is determined using the average weighted daily volume of the average weighted listing prices of shares of Santander on the Spanish Stock Exchange for the 15 trading sessions prior to the Friday (exclusive) of the previous week to January 29, 2019. Since the awards are established in a currency other than euro, the amount for immediate payment and deferral applicable is converted to euros using the average closing exchange rate over the 15 trading sessions prior to the Friday (exclusive) of the previous week to January 29, 2019. For the SC shares/RSUs, the number of shares/RSUs is determined by using the closing price of a SC share on the NYSE on the grant date.

These equity awards were granted in early 2019 after the 2018 performance assessments, and under SEC rules will be reported as 2019 compensation based on their accounting grant date fair values.

Additional Long-Term Incentive Compensation
Santander discontinued use of any additional long-term incentive plan beginning with the 2016 performance year. Santander merged the targeted awards made under the long-term incentive plan in previous years with the targeted incentive awards granted under the Executive Bonus Program.

Annual Discretionary Bonuses

In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance outside of our incentive compensation program, which we describe above. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received a discretionary bonus outside the Executive Bonus Program for 2018.

Employment and Other Agreements

We have entered into employment letters with each of our named executive officers to establish key elements of compensation that differ from our standard plans and programs. Santander and we both believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption "Description of Letter Agreements."

Sign-On, Buy-Out and Retention Bonuses

We paid sign-on and buy-out bonuses to certain of the named executive officers in connection with their commencing employment with us. Providing these sign-on and buy-out bonuses is an industry-standard practice that supports the attraction of executives and makes executives whole for forfeited compensation that they would otherwise receive if they had not left their prior employment. The letter agreements for Messrs. Dayal, Gunn, Griffiths, Wolf, and Aditya include buy-out or sign-on bonuses, and were necessary to recruit these individuals from their prior employers. The portion of these bonuses earned and paid in 2018 is included in the 2018 "Bonus" column in the Summary Compensation Table. In certain limited cases, we will grant retention awards, including bonuses, to certain of our executive officers as an inducement for them to stay in active service with us. No retention awards were provided to any of the named executive officers in or with respect to 2018.

Other Compensation

We provide limited perquisites and personal benefits to our named executive officers. The BCTMC has determined that each of these benefits has a valid business purpose. We describe these perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.

Retirement Benefits

Each of the named executive officers is eligible to participate in our qualified retirement plan under the same terms as our other eligible employees. In addition, the named executive officers are eligible to defer receipt of all or part of their annual bonuses under a nonqualified deferred compensation arrangement. We describe this arrangement below under the caption "Deferred Compensation Plan."
Board Compensation and Talent Management Committee Report

For purposes of Item 407(e)(5) of Regulation S-K, the Board Compensation and Talent Management Committee furnishes the following information. The Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III - Item 11 of this Form 10-K with management. Based upon the Committee’s review and discussion with management, the Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2018.

Submitted by:
T. Timothy Ryan, Jr., Acting Chair
Stephen A. Ferriss
Juan Guitard
Henri-Paul Rousseau
Victor Matarranz
Richard Spillenkothen

The foregoing "Board Compensation and Talent Management Committee Report" shall not be deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and notwithstanding anything to the contrary set forth in any of our previous filings under the Act, or the Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing "Board Compensation and Talent Management Committee Report" shall not be incorporated by reference into any such filings.
Board Compensation and Talent Management Committee Interlocks and Insider Participation

•
The following directors served as members of our BCTMC in 2018: Catherine Keating (resigned June 29, 2018), T. Timothy Ryan, Jr., Stephen A. Ferriss, Juan Guitard, Richard Spillenkothen, Henri-Paul Rousseau and Victor Matarranz. Mr. Guitard is the Head of Internal Audit at Santander and Mr. Matarranz is the Head of Santander’s Wealth Management Division. With these exceptions, no member of the BCTMC (i) was during the 2018 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable SEC rules.

•
None of our executive officers is a member of the compensation committee or board of directors of another entity whose executive officers have served on our Board of Directors or the BCTMC, except that Mr. Powell serves as our and SC's director, President and CEO and Mr. Aditya serves as our Chief Risk Officer and a director of SC. Neither Mr. Powell nor Mr. Aditya serve on our or the SC BCTMC.

CEO Pay Ratio Disclosure

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Powell, our President and CEO.
For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all our employees (other than Mr. Powell) was $54,658; and

•	the annual total compensation of Mr. Powell, as reported in the Summary Compensation Table included elsewhere in this Form 10-K, was $6,935,789.

Based on this information, for 2018 the ratio of the annual total compensation of Mr. Powell, our President and CEO, was 126.9 times that of the median of the annual total compensation of all our other employees.

As permitted by SEC rules, we used the same median employee as identified for 2017, because there have been no significant changes to our workforce or pay design for 2018 that we believe would significantly change our CEO pay ratio results.

The following briefly describes the process we used to identify our median employee for 2017, as well as to determine the annual total compensation of our median employee and Mr. Powell:

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

2.
To identify the "median employee" from our employee population, we used the amount of "gross wages" for the identified employees as reflected in our payroll records for the nine-month period beginning January 1, 2017 and ending October 1, 2017. For gross wages, we generally used the total amount of compensation the employees were paid before any taxes, deductions, insurance premiums, and other payroll withholding. We did not use any statistical sampling techniques.

3.
For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of SEC Regulation S-K, resulting in annual total compensation of $54,658.

4.	For the annual total compensation of Mr. Powell, we used the amount reported in the "Total" column of our 2018 Summary Compensation Table included in this Form 10-K.

The CEO pay ratio that we report above is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodologies and assumptions described above. SEC rules for identifying the median employee and determining the CEO pay ratio permit companies to employ a wide range of methodologies, estimates, and assumptions. As a result, the CEO pay ratios reported by other companies, which may have employed other permitted methodologies or assumptions and which may have a significantly different workforce structure from ours, are likely not comparable to our CEO pay ratio.

Summary Compensation Table - 2018

Name and Principal Position	Year	Salary(3)	Bonus(4)	Stock Awards(5)	All Other Compensation(6)	Total

Scott Powell (1)	2018	$2,980,769	$2,475,000	$1,417,683	$62,337	$6,935,789
President and Chief Executive Officer	2017	$2,000,000	$1,447,500	$1,296,202	$32,277	$4,775,979
	2016	$2,000,000	$1,250,000	$1,129,778	$108,529	$4,488,307

Madhukar Dayal	2018	$1,200,000	$1,725,500	$1,102,652	$23,583	$4,051,735
Chief Financial Officer	2017	$1,200,000	$1,625,500	$918,820	$105,974	$3,850,294
	2016	$788,462	$2,151,000	$—	$213,111	$3,152,573

Daniel Griffiths	2018	$1,055,769	$1,737,000	$978,001	$42,419	$3,813,189
Chief Technology Officer	2017	$1,000,000	$1,687,000	$826,939	$597,453	$4,111,392
	2016	$653,846	$1,310,000	$—	$88,412	$2,052,258

William Wolf (2)	2018	$800,000	$1,532,500	$755,080	$23,583	$3,111,163
Chief Human Resources Officer	2017	$—	$—	$—	$—	$—
	2016	$—	$—	$—	$—	$—

Mahesh Aditya	2018	$1,327,019	$1,113,000	$647,210	$11,000	$3,098,229
Chief Operating Officer	2017	$819,231	$2,125,000	$—	$404,718	$3,348,949

Brian Gunn	2018	$1,600,000	$1,167,120	$647,210	$17,300	$3,431,630
Chief Risk Officer	2017	$1,600,000	$1,205,870	$929,549	$28,239	$3,763,658
	2016	$ 1,000,000	$ 1,431,869	$945,001	$121,217	$3,498,087

Footnotes:

(1)
Mr. Powell served as a director of us, SBNA, and SC. Mr. Powell received no compensation for that service as a director. Amounts for 2017 and 2018 include aggregate compensation that we and SC paid Mr. Powell for his services for our respective companies. For information about the allocation of these amounts, see "The Role of Our Board and SC's BCTMCs."

(2)	Mr. Wolf commenced employment with us on March 28, 2016. Mr. Wolf is being reported in this disclosure for the first time and therefore no historical information is presented.

(3)	Reflects actual base salary paid through the end of the applicable fiscal year.

(4)
The amounts in this column for 2018 reflect the cash portion of the bonus awards for performance in 2018 under the Executive Bonus Program and SRIP, both immediate and deferred amounts that vest in future years based on fulfillment of time and performance conditions. See "Total Results for 2018 Executive Bonus Program and SRIP" in the Compensation Discussion and Analysis above for details on these amounts. The amounts in this column also include any sign-on or buy-out bonuses earned for the year. For 2018, the following named executive officers earned buy-out bonuses under their letter agreements as follows: Mr. Dayal: $475,500; Mr. Wolf, $420,000; Mr. Aditya: $400,000; and Mr. Gunn: $530,870. Additionally, the following executives earned sign-on bonuses under their letter agreements as follows: Mr. Griffiths: $667,000 and Mr. Wolf: $300,000.

(5)
The amounts in this column for 2018 reflect the grant date fair value of equity-based awards granted in 2018 under the 2017 Executive Bonus Program determined in accordance with ASC Topic 718 as further detailed in the Grants of Plan-Based Awards Table below. The Company recognizes compensation expense related to stock awards based upon the fair value of the awards on the date of the grant. For Santander ADRs, (both vested and deferred), the grant date fair value is based on market purchase price as of the grant date converted to USD using the exchange rate on the day of the grant, ignoring any risk of forfeiture. For SC shares and RSUs, see Note 1 and ("Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices-Stock Based Compensation") and Note 16 ("Employee Benefit Plans") of the SC consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 31, 2018. The related expense is charged to earnings over the requisite service period.

SEC rules require the Summary Compensation Table to include in each year’s amount the aggregate grant date fair value of stock awards granted during the year. Typically, we grant equity awards early in the year as part of the Executive Bonus Program and SRIP award for prior year performance. As a result, the amounts for equity awards generally appear in the Summary Compensation Table for the year after the performance year upon which they were based and, therefore, the Summary Compensation Table does not fully reflect the BCTMC’s or SC BCTMC’s view of its pay-for-performance executive compensation program for a particular performance year. See the discussion under "Incentive Compensation" in the Compensation Discussion and Analysis regarding the 2018 awards of immediate and deferred cash and equity awards for 2018 performance under the 2018 Executive Bonus Program and SRIP.

(6)Includes the following amounts that we paid to or on behalf of the named executive officers in the 2018 fiscal year with respect to service for us:

	Year	Powell	Dayal	Griffiths	Wolf	Aditya	Gunn

Contribution to Defined Contribution Plan	2018	$11,000	$11,000	$—	$11,000	$11,000	$11,000

Relocation Expenses, Temporary Housing, and Spousal Allowance	2018	$—	$—	$5,462	$—	$—	$—

Housing Allowance, Utility Payments, and Per Diem	2018	$—	$—	$20,000	$—	$—	$—

Legal, Tax, and Financial Consulting Expenses	2018	$—	$—	$—	$—	$—	$—

Tax Reimbursements (*)	2018	$44,347	$5,593	$16,957	$5,593	$—	$—

Paid Parking	2018	$—	$—	$—	$—	$—	$6,300

Taxable Fringe Benefits	2018	$—	$—	$—	$—	$—	$—

Home and Family Travel	2018	$6,990	$6,990	$—	$6,990	$—	$—

Total	2018	$62,337	$23,583	$42,419	$23,583	$11,000	$17,300

(*)	Includes amounts paid to gross up for tax purposes certain perquisites and tax payments in accordance with an applicable employment or letter agreement or other arrangement.

Grants of Plan-Based Awards-2018

		Estimated Possible Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Target (#)

Scott Powell	3/1/2018		$22,448	(1)	$361,862
	3/1/2018		$22,448	(2)	$361,862
	2/21/2018		$49,821	(3)	$346,980
	2/21/2018		$49,821	(4)	$346,980

Madhukar Dayal	2/21/2018		$79,162	(3)	$551,326
	2/21/2018		$79,162	(4)	$551,326

Daniel Griffiths	2/21/2018		$70,213	(3)	$489,000
	2/21/2018		$70,213	(4)	$489,000

William Wolf	2/21/2018		$65,051	(3)	$453,049
	2/21/2018		$43,367	(5)	$302,031

Mahesh Aditya	2/21/2018		$55,758	(3)	$388,326
	2/21/2018		$37,172	(5)	$258,884

Brian Gunn	2/21/2018		$55,758	(3)	$388,326
	2/21/2018		$37,172	(5)	$258,884
Footnotes:

(1)	Reflects the number of immediately vested SC shares granted in 2018 to the applicable named executive officer under the 2017 Executive Bonus Program and SRIP subject to one-year retention.
(2) Reflects the number of SC RSUs awarded on March 1, 2018 under the 2017 Executive Bonus Program and SRIP. These vest on March 1 of each year over a five-year period, in equal installments, with first vesting occurring in 2019 and the final vesting occurring in 2023. The shares vesting in the last three years are subject to performance conditions.
(3) Reflects the number of immediately vested Santander ADRs granted in 2018 to the applicable named executive officer under the 2017 Executive Bonus Program and SRIP subject to one-year retention.

(4)
Reflects the number of Santander deferred ADRs awarded on February 21, 2018 under the 2017 Executive Bonus Program and SRIP. These vest within 30 days of the initial grant date of each year over a five-year period in equal installments, with first vesting occurring in 2019 and the final vesting occurring in 2023. The shares vesting in the last three years are subject to performance conditions.

(5)
Reflects the number of Santander deferred ADRs awarded on February 21, 2018 under the 2017 Executive Bonus Program and SRIP. These vest within 30 days of the initial grant date of each year over a three-year period in equal installments, with the first vesting occurring in 2019 and the final vesting occurring in 2021. The shares vesting in the last year are subject to performance conditions.

Outstanding Equity Awards at Fiscal 2018 Year End

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Scott Powell	22,448	(1)	$394,860
	49,821	(2)	$223,198
	3,246	(4)	$14,542
	92,671	(5)	$415,168
	55,746	(7)	$249,742
	69,579	(8)	$311,714

Madhukar Dayal	79,162	(2)	$354,646
	661	(4)	$2,961
	44,483	(6)	$199,284

Daniel Griffiths	70,213	(2)	$314,554
	596	(4)	$2,670
	40,034	(6)	$179,352

William Wolf	43,367	(3)	$194,285
	442	(4)	$1,980
	29,654	(6)	$132,850

Mahesh Aditya	37,172	(3)	$166,530

Brian Gunn	37,172	(3)	$166,530
	1,497	(4)	$6,706
	44,532	(6)	$199,503
	31,357	(7)	$140,481
	24,740	(9)	$110,835

Footnotes:

(1)
SC awarded these RSUs on March 1, 2018 under the 2017 Executive Bonus Program and SRIP. They vest on March 1 of each year over a five-year period, in equal installments, with the first vesting in 2019 and the last vesting in 2023. The shares vesting in the last three years are subject to performance conditions.

(2)
Santander awarded these deferred Santander ADRs on February 21, 2018 under the 2017 Executive Bonus Program and SRIP. These vest within 30 days of the initial grant date of each year over a five-year period in equal installments, with the first vesting in 2019 and the last vesting in 2023. The shares vesting in the last three years are subject to performance conditions.

(3)
Santander awarded these deferred Santander ADRs on February 21, 2018 under the 2017 Executive Bonus Program and SRIP. These vest within 30 days of the initial grant date of each year over a three-year period in equal installments, with the first vesting occurring in 2019 and the final vesting occurring in 2021. The shares vesting in the last year are subject to performance conditions.

(4)
Santander awarded these deferred Santander ADRs on September 26, 2017 as additional shares for all outstanding deferred awards granted prior to December 31, 2017 that vest in 2018 and beyond to account for share dilution resulting from Santander's purchase of Banco Popular in June 2017. The share numbers reflect the 1.49% upward adjustment of all the outstanding deferred shares granted prior to December 31, 2017 that vest in 2018 and beyond, as shown in this table, and follow the vesting schedule applicable to each grant.

(5)
Santander awarded these deferred Santander ADRs on February 21, 2017 under the 2016 Executive Bonus Program. One-fifth of these shares vested on February 21, 2018, and the remainder will vest within 30 days of the initial grant date, in equal installments, in each year from 2019 through 2022. The shares vesting in the last three years are subject to performance conditions.

(6)
Santander awarded these deferred Santander ADRs on February 21, 2017 under the 2016 Executive Bonus Program. One-third of these shares vested on February 21, 2018, and the remainder will vest within 30 days of the initial grant date, in equal installments, in each year from 2019 through 2020. The shares vesting in the last year are subject to performance conditions.

(7)
Santander awarded these deferred Santander ADRs on July 5, 2016 under the second cycle of the 2015 Performance Shares Plan. All shares cliff vest on the third anniversary of the award date, and the number of shares delivered depend on achievement of performance criteria set forth in the second cycle plan, which we have previously described in the Compensation Discussion and Analysis included in our Form 10-K filed in prior years. Performance period for this plan has been completed and the awards were adjusted to 60.1% of initial targeted value, vesting in March 2019.

(8)
Santander awarded these deferred Santander ADRs on February 22, 2016 under the 2015 Executive Bonus Program. These vest in equal installments over a five-year period. One-fifth of these shares vested on February 22, 2017, one-fifth vested on February 21, 2018 and the remainder will vest within 30 days of the initial grant date, in equal installments, in each year from 2019 through 2021. The shares vesting in the last three years are subject to performance conditions.

(9)
Santander awarded these deferred Santander ADRs on February 22, 2016 under the 2015 Executive Bonus Program. These vest in equal installments over a three-year period. One-third of these shares vested on February 22, 2017, one third vested on February 21, 2018 and one third will vest within 30 days of February 22, 2019. The shares vesting in the last year are subject to performance conditions.

Option Exercises and Stock Vested - 2018

	ADR Awards		SC RSU Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Powell	96,872	$674,229	22,448	$361,862
Madhukar Dayal	101,734	$708,069	—	$0
Daniel Griffiths	90,528	$630,075	—	$—
William Wolf	80,099	$557,489	—	$—
Mahesh Aditya	55,758	$388,076	—	$—
Brian Gunn	103,463	$720,102	—	$—

Deferred Compensation Plan
We maintain the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the "Deferred Compensation Plan." The Deferred Compensation Plan has the following features:

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

No named executive officer deferred any salary or bonus earned in 2018 into the Deferred Compensation Plan.

Description of Employment Letters

We and/or Santander have entered into employment letters with our named executive officers that were in effect in 2018. We describe below each of the letters providing for termination or change in control benefits or other one-time bonus payments that were due in the last fiscal year.

Scott Powell

We entered into an employment letter agreement with Mr. Powell dated September 14, 2018 relating to his employment responsibilities for us, Santander, and SC during the period from January 1, 2018 - December 31, 2019. The agreement sets Mr. Powell’s salary for 2018 at $3 million and his target bonus for 2018 at $4.25 million.

Under Mr. Powell’s employment letter agreement, if he is terminated by us or by SC without cause (as defined in the agreement) or if he terminates employment with us or with SC for good reason (as defined in the agreement), he will be entitled to the following:

•	A lump sum payment equal to 12 months of base salary;

•	A pro-rata bonus for the time worked during the year subject to treatment as variable compensation under CRD-IV; and

•
Provided he is willing to provide continued services on a consulting basis as necessary in order to assist future management with a smooth transition of his responsibilities, continued vesting (and payment) of all unvested deferred variable compensation on the same schedule as if he had remained employed for the remainder of the deferral period.

Mr. Powell is subject to the following restrictive covenants under his employment letter agreement:

•	Perpetual nondisclosure of confidential information;

•	Non-solicitation during employment and for one year after;

•	Non-competition during employment and for one year after; and

•	Perpetual non-disparagement of us.

Madhukar Dayal
We entered into an employment letter with Mr. Dayal dated December 9, 2015 that was revised on May 2, 2017. Our employment letter with Mr. Dayal does not provide for severance benefits in the context of termination or a change in control or any specific commitments regarding 2018 compensation.

Daniel Griffiths
We entered into an employment letter with Mr. Griffiths dated April 18, 2016 that was revised on April 10, 2018. Our employment letter with Mr. Griffiths does not provide for severance benefits in the context of termination or a change in control.
The employment letter provides that Mr. Griffiths will receive a sign-on bonus to compensate him for forfeited equity from his prior position, to be paid in four installments totaling $2,500,000, of which $1,167,000 had already been paid before 2018, $667,000 was paid in 2018, and $667,000 will be paid in 2019. No payment will be made if Mr. Griffiths voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) through the date of payment. Mr. Griffiths must repay a payment if he voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) within 12 months of such payment.
Mr. Griffiths was also eligible to receive a 24-month relocation benefit (ending in June 2018) in accordance with our policies.
William Wolf

We entered into an employment letter with Mr. Wolf dated as of January 7, 2016. Our employment letter with Mr. Wolf does not provide for severance benefits in the context of termination or a change in control.

The employment letter provides that Mr. Wolf will receive a sign-on bonus paid in three installments, of which $900,000 was paid before 2018 and the remaining $300,000 was paid in 2018.

The employment letter also provides that Mr. Wolf will receive compensation for his forfeited equity, of which $420,000 was paid in April 2017, the second installment of $420,000 was paid in April 2018, and the final installment of $420,000 is payable in April 2019. No additional payments will be made if Mr. Wolf voluntarily terminates employment or if we terminate him for cause (as defined in the employment letter) through the dates of payment, and Mr. Wolf must repay the second payment if we terminate him for cause (as defined in the employment letter) on or before one-year after the third payment (i.e. April 2020).

Mahesh Aditya

We entered into an employment letter with Mr. Aditya dated as of February 2, 2017 that was revised on April 28, 2017. Our employment letter with Mr. Aditya does not provide for severance benefits in the context of termination or a change in control.

The employment letter provides that Mr. Aditya will receive $2,175,000 as compensation for his forfeited equity in four installments, of which the first installment of $900,000 was paid in July 2017, the second installment of $550,000 was paid in November 2017, the third installment of $400,000 was paid in November 2018, and the final installment of $325,000 will be paid in November 2019. No additional payments will be made if Mr. Aditya voluntarily terminates employment or if we terminate him for cause (as defined in the employment letter) through the dates of payment and Mr. Aditya must repay such amounts if he voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) within 12 months of each such payment.
Brian Gunn
Mr. Gunn, who stepped down as our Chief Risk Officer and assumed the position of Special Advisor in May 2018, entered into a separation agreement with us in May 2018, pursuant to which he continues in service with us until March 8, 2019, at which time his employment ends. In exchange for his services and a release of claims, the separation agreement provides that he remains eligible for his 2018 bonus and SRIP awards, and that his deferred awards will continue to vest in accordance with their schedules and subject to our Malus and Clawback Policy. No severance benefits are payable under the agreement.

Potential Payments upon Termination or Change in Control

Executive Bonus Program, SRIP, and Performance Share Plan
Deferred cash and Santander ADRs granted under the Executive Bonus Plan, SRIP, and Performance Share Plan (as described in the footnotes under the section Outstanding Equity Awards at Fiscal 2018 Year End) generally require the participating named executive officer to remain employed until each scheduled vesting date to earn payment for the award. The arrangements, however, permit the award to continue to become earned and payable over the vesting schedule as if the named executive officer had remained employed in the event that the named executive officer terminates employment due to (i) the executive’s death or disability; (ii) an involuntary termination due to reduction in force, divestiture, or acquisition; or (iii) the executive’s retirement. "Retirement" means the executive’s termination of employment after attaining a combined age and years of service of at least 60, with at least five years of service and at least age 55. In case of retirement, the named executive officer must also certify the intent to retire from the for-profit financial services industry for a minimum of 12 months. As of the end of the last fiscal year, none of the named executive officers was eligible for Retirement. The vesting of the awards remains subject to any performance goals, as well as the Policy on Malus and Clawback Requirements, as described under "Long-Term/Deferred" in the Compensation Discussion and Analysis above. In addition, under Mr. Powell’s letter agreement as described above, he may be required to provide post-employment consulting services to us in order to continue to vest in his awards.
SC RSUs (only Mr. Powell)
SC RSUs generally require that Mr. Powell to remain employed until each scheduled vesting date to earn payment of the award. The award agreements, however, permit the award to continue to become earned and payable over the vesting schedule as if Mr. Powell had remained employed in the event that he terminates employment due to (i) his death or disability, (ii) an involuntary termination by SC without "cause" or by Mr. Powell for "good reason" (as those terms are defined in Mr. Powell’s letter agreement described above), or (iii) his retirement, subject to the achievement of certain performance goals set forth in the applicable award agreement.
In addition, under the SC equity compensation plan under which the RSUs are granted, in the event of a "change in control" of SC, treatment of the RSUs will depend on whether or not the RSUs are assumed, converted, or replaced by the buyer:

•
If the RSUs are not assumed, converted, or replaced, (i) the time-vesting portion will fully vest upon the change in control; and (ii) the performance-vesting portion will vest based on the achievement of all performance goals at the “target” level, and will be prorated based on the portion of the performance period that had been completed through the date of the change in control.

•
If the RSUs are assumed, converted, or replaced, no automatic vesting will occur upon the change in control. Instead, the RSUs, as adjusted in connection with the transaction, will continue to vest in accordance with their terms. In addition, the time-vesting portion will fully vest if Mr. Powell has a termination of employment within two years after the change in control by the company other than for cause or by Mr. Powell for good reason (each as defined in the applicable award agreement). For the performance-vesting portion, the amount vesting upon involuntary termination within two years of a change in control will be based on the achievement of all performance goals at the “target” level.

Severance Plan and Agreements
See above regarding the description of severance benefits payable to Mr. Powell in case of his termination of employment by us or SC without "cause" or by Mr. Powell for "good reason."
The other named executive officers are covered by our Enterprise Severance Policy. Under this policy, if a named executive officer’s employment is involuntarily terminated by us, other than for unsatisfactory performance or misconduct, the executive is eligible to receive a lump sum severance ranging from 26 to 52 weeks of base salary based on a formula in the policy that depends on the executive’s length of service. As of December 31, 2018, each of the other named executive officers would be eligible for a minimum of 26 weeks of salary under this formula. The named executive officer would also receive three months of premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) and six months of outplacement services. The named executive officer must provide us with a release of claims and comply with certain post-employment covenants to be eligible to receive the severance benefits.

Potential Payments Upon Termination or Change in Control
The table below sets forth the value of the benefits (other than payments that were generally available to salaried employees) that would have been due to the named executive officers if they had terminated employment with us on December 31, 2018 based on the arrangements described above.

		Termination for Death	Termination for Disability	Involuntary Termination Other than for Cause	Voluntary Termination or Termination for Cause	Change in Control

Scott Powell	Executive Bonus Program (1)	$2,484,654	$2,484,654	$2,484,654	$—	$—
	Performance Share Plan (2)	$253,458	$253,458	$253,458	$—	$—
	Santander Consumer RSUs (3)	$394,860	$394,860	$394,860	$—	$394,860
	Severance Benefits (4)	$—	$—	$7,250,000	$—	$—
	Total	$3,132,972	$3,132,972	$10,382,972	$—	$394,860
Madhukar Dayal	Executive Bonus Program (1)	$1,371,892	$1,371,892	$1,371,892	$—	$—
	Performance Share Plan (2)	$—	$—	$—	$—	$—
	Severance Benefits (4)	$—	$—	$611,700	$—	$—
	Total	$1,371,892	$1,371,892	$1,983,592	$—	$—
Daniel Griffiths	Executive Bonus Program (1)	$1,222,578	$1,222,578	$1,222,578	$—	$—
	Performance Share Plan (2)	$—	$—	$—	$—	$—
	Severance Benefits (4)	$—	$—	$561,700	$—	$—
	Total	$1,222,578	$1,222,578	$1,784,278	$—	$—
William Wolf	Executive Bonus Program (1)	$814,115	$814,115	$814,115	$—	$—
	Performance Share Plan (2)	$—	$—	$—	$—	$—
	Severance Benefits (4)	$—	$—	$411,700	$—	$—
	Total	$814,115	$814,115	$1,225,815	$—	$—
Mahesh Aditya	Executive Bonus Program (1)	$436,530	$436,530	$436,530	$—	$—
	Performance Share Plan (2)	$—	$—	$—	$—	$—
	Severance Benefits (4)	$—	$—	$749,200	$—	$—
	Total	$436,530	$436,530	$1,185,730	$—	$—
Brian Gunn	Executive Bonus Program (1)	$1,098,416	$1,098,416	$1,098,416	$—	$—
	Performance Share Plan (2)	$142,573	$142,573	$142,573	$—	$—
	Severance Benefits (4)	$—	$—	$811,700	$—	$—
	Total	$1,240,989	$1,240,989	$2,052,689	$—	$—

(1)
Amounts shown for the Executive Bonus Program are the value of deferred cash and Santander ADRs under the Executive Bonus Program and SRIP as of December 31, 2018 (based on the closing price of the ADRs on that date). As noted above, payment of deferred amounts is made in accordance with the original vesting schedule and subject to all performance conditions, as if employment had not been terminated.

(2)
Amounts shown for the Performance Share Plan are the value as of December 31, 2018 of the outstanding ADRs (based on the closing price of ADRs on that date), which cliff vest in March 2019. Payment is not accelerated due to termination of employment, but will vest in accordance with the original vesting schedule and subject to all performance conditions, as if employment had not been terminated.

(3)
Amounts shown for the SC RSUs are the value of unvested SC RSUs as of December 31, 2018 (based on the closing price of the SC common stock on that date).  As noted above, payment of the RSUs is made in accordance with the original vesting schedule and subject to all performance conditions, as if employment had not been terminated.  For Mr. Powell, an "involuntary termination other than for cause" also includes his termination of employment for "good reason" (as defined in his letter agreement).  The "Change in Control" column shows amounts payable in the event of a change in control of SC (if the RSUs are not assumed, converted or replaced in the transaction) or upon a termination of employment without cause or with good reason within two years after a change in control of SC (if the RSUs are assumed, converted or replaced in the transaction).

(4)
Amounts shown are as follows: (i) for Mr. Powell, in accordance with his letter agreement described above, 12 months of base salary and the full amount of his 2018 bonus under the Executive Bonus Program (for the pro rata bonus requirement); and (ii) for each of the other named executive officers, in accordance with the Enterprise Severance Policy as described above, 26 weeks of salary plus the estimated value of three months of COBRA premiums and six months of outplacement services.  As noted above, for Mr. Powell, an "involuntary termination other than for cause" also includes his termination of employment for "good reason" (as defined in his letter agreement).

Director Compensation in Fiscal Year 2018
We believe that the amount, form, and methods used to determine compensation of our non-executive directors are important factors in:

•
attracting and retaining directors who were independent, interested, diligent, and actively involved in overseeing our affairs and who satisfy the standards of Santander, the sole shareholder of our common stock; and

•	providing a reasonable, competitive, and effective approach that compensates our directors for the responsibilities and demands of the role of director.

Director Compensation Program
Our 2018 Director Compensation Program for service on our Board and the SBNA Board included payment of the following amounts, quarterly in arrears, to our non-executive directors:

•	a $150,000 cash retainer annually; plus

•	a $20,000 supplement as an additional cash retainer annually, if the director also serves as a director of SBNA or of SC; plus

•	$70,000 in cash annually, if the director serves as chair of the our Risk Committee, Audit Committee or BCTMC; plus

•	$35,000 in cash annually if the director serves as chair of SBNA’s or SC’s Risk Committee, Audit Committee or BCTMC; plus

•	$20,000 in cash annually if the director serves as a non-chair member of our Nominations Committee, Risk Committee, Audit Committee, or BCTMC; plus

•
$5,000 in cash annually if the director also serves as a non-chair member of SBNA’s or SC’s Risk Committee, Audit Committee or BCTMC or SBNA’s Nominations and Executive Committee or SC’s Executive Committee.

For 2019, we expect that the compensation program for non-executive directors will remain substantially the same.

The following table sets forth a summary of the compensation that we paid to each director for service as a director of SHUSA and its subsidiaries for 2018:

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	Other Compensation	Total (1)
Stephen Ferriss (3)	$410,417	$50,000	$—	$460,417
Alan Fishman(4)	$394,583	$—	$—	$394,583
Thomas S. Johnson(5)	$294,583	$—	$—	$294,583
Catherine Keating(6)	$170,000	$—	$—	$170,000
Henri-Paul Rousseau(7)	$314,583	$—	$—	$314,583
T. Timothy Ryan, Jr.(8)	$1,450,000	$—	$—	$1,450,000
Richard Spillenkothen(9)	$305,833	$—	$—	$305,833

Footnotes:

(1)	Reflects amounts earned in 2018.

(2)
Reflects awards of RSUs payable in shares of SC Common Stock. The RSUs will vest on the earlier of (i) the first anniversary of the grant date and (ii) SC’s first annual shareholders' meeting following the grant date. Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718, based on the closing price of SC Common Stock on the applicable grant date. Refer to Note 18 of the Consolidated Financial Statements contained in this Form 10-K for a discussion of the relevant assumptions used to account for these awards.

(3)
Mr. Ferriss received $100,000 for service as the Chair of Santander BanCorp, which amount is included in the above table. The table also includes cash compensation of $230,000 and $50,417 that Mr. Ferriss earned for service on the Boards of SC and BSI, respectively. As of December 31, 2018, Mr. Ferriss held 2,641 of outstanding, unvested SC RSUs and 5,207 of outstanding, vested options to purchase shares of SC Common Stock.

(4)	Includes cash compensation of $180,000 and $100,000 that Mr. Fishman earned for service on the Boards of SBNA and SIS, Inc., respectively.

(5)	Includes cash compensation of $95,000 that Mr. Johnson earned for service on the SBNA Board.

(6)	Ms. Keating resigned from our Board and the SBNA Board on June 29, 2018. Includes cash compensation of $72,500 that Ms. Keating earned for service on the SBNA Board.

(7)	Includes cash compensation of $200,000 that Mr. Rousseau earned for service on the SBNA Board.

(8)	Includes cash compensation of $450,000 and $100,000 that Mr. Ryan earned for service on the Boards of SBNA and BSI, respectively.

(9)	Includes cash compensation of $106,250 that Mr. Spillenkothen earned for service on SBNA’s Board.

Agreement with Mr. Ryan

Mr. Ryan serves as our non-executive chair. We and SBNA entered into an agreement with Mr. Ryan as of December 1, 2014 to serve as our and SBNA’s chair. Under this agreement, we pay Mr. Ryan an annual cash retainer of $900,000 for serving as our chair and a $450,000 cash retainer for serving as SBNA’s chair. The initial term of the agreement was for three years through November 30, 2017. Under the agreement, if Mr. Ryan forfeits any equity or equity-based awards in connection with his prior employment with JPMorgan Chase & Co., we will pay him an amount equal to the present value of such equity awards. Mr. Ryan is also eligible to receive equity compensation on the same basis as other non-executive members of our or SBNA’s Board (no such equity compensation has been granted to date).

On August 30, 2017, we, SBNA, and Mr. Ryan entered into an amendment to the original agreement to provide for an additional one-year term through November 30, 2018. The amendment also provided that we and SBNA could, at our option, propose to extend the term of Mr. Ryan’s service for additional terms. On November 14, 2018, we, SBNA, and Mr. Ryan entered in a second amendment to the original agreement to provide for a second additional one-year term through November 30, 2019.

Under the amended agreement, Mr. Ryan is subject to a non-solicitation obligation while serving on our and SBNA’s boards. The other terms of Mr. Ryan’s original agreement with respect to the compensation that we pay him for his services as board chair continue to apply without change.

Mr. Ryan also serves as a director on the BSI board, and receives compensation for such services as noted in the Directors Compensation Table footnotes above.

Directors Participation in Deferred Compensation Plan

The Deferred Compensation Plan provides for the participation of our and SBNA's non-executive directors. The relevant terms of the Deferred Compensation Plan, as we describe in the section entitled "Deferred Compensation Arrangements" above, apply in the same manner to participants who are directors as they do to participants who are executive officers.

No director deferred fees earned for 2018 into the Deferred Compensation Plan.

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

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2018, 2017 and 2016, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000. Item 13 should be read in conjunction with Note 21 of the Company's Consolidated Financial Statements.

Santander Relationship: Santander owns 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2018, 2017 and 2016 fiscal years between SHUSA or the Bank and their respective affiliates, on the one hand, and Santander or its affiliates, on the other hand.

Please refer to Note 21 of the Company's Consolidated Financial Statements for contributions from Santander during the year.

Loan Sales

During 2017, SBNA sold $372.1 million of commercial loans to Santander. The sale resulted in $2.4 million of net gain for the year ended December 31, 2017, which is included in Miscellaneous income, net in the Consolidated Statements of Operations.

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2018 and December 31, 2017, the average unfunded balance outstanding under these commitments was $82.7 million and $82.9 million, respectively.

Debt and Other Securities

As of December 31, 2018, 2017 and 2016, SHUSA had $8.5 billion, $8.7 billion and $6.1 billion, respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock. As of such dates, Santander owned approximately 0.4%, 1.6% and 2.0% of these securities, respectively.

Derivatives

The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2018, 2017 and 2016, the aggregate notional amounts of $2.7 billion, $2.1 billion and $4.6 billion, respectively, were completed in which Santander and its subsidiaries and affiliates participated.

Service Agreements

The Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co. is under contract with the Company to provide procurement services, with total fees paid in 2018, 2017 and 2016 in the amount of $5.4 million, $3.7 million and $3.6 million, respectively. There were no payables in connection with this agreement for the years ended December 31, 2018 or 2017. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Geoban, S.A. is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2018, 2017 and 2016 in the amounts of $1.8 million, $3.3 million and $15.1 million, respectively. In addition, as of December 31, 2018 and 2017, the Company had payables with Geoban, S.A. in the amounts of zero and $0.2 million, respectively. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Back-Offices Globales Mayoristas S.A. is under contract with the Company to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in each of 2018, 2017 and 2016 of $1.9 million, $1.1 million and $1.8 million, respectively. There were no payables in connection with this agreement in 2018 or 2017. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Global Technology is under contract with the Company to provide information technology development, support and administration, with total fees paid for these services in 2018, 2017 and 2016 in the amount of $38.7 million, $77.9 million and $91.7 million, respectively. In addition, as of December 31, 2018 and 2017, the Company had payables for these services in the amounts of $0.8 million and $26.3 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
Santander Global Technology is under contract with the Company to provide professional services and administration and support of IT production systems, telecommunications and internal/external applications, with total fees for these services paid in 2018, 2017 and 2016 in the amount of $74.9 million, $110.7 million and $123.4 million, respectively. In addition, as of December 31, 2018 and 2017, the Company had payables for these services in the amounts of $18.1 million and $10.2 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
In addition, Santander Global Technology is under contract with the Company to provide information technology development, support and administration, with fees paid in the amount of $5.5 million in 2018. In addition, as of December 31,

2018, the Company had payables with Santander Global Technology in the amounts of $21.9 million. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•	During the year ended December 31, 2018, the Company paid $17.1 million to Santander for the development and implementation of global projects as part of group expense allocation.

•	During the year ended December 31, 2018, the Company paid $3.9 million in rental payments to Santander, compared to $11.2 million in 2017 and $6.1 million in 2016.

SC Transactions: SC has entered into or was subject to various agreements with Santander or its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

Revolving Agreements

SC had a $1.75 billion committed revolving credit agreement with Santander that could be drawn on an unsecured basis. During the years ended December 31, 2018 , 2017 and 2016, SC incurred interest expense, including unused fees of $11.6 million, $51.7 million and $69.9 million, respectively, which included zero and $1.4 million of accrued interest payable for the years ended December 31, 2018 and 2017, respectively. This facility was terminated during 2018.

In August 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of $5.0 million, $6.0 million and $6.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, SC had $1.9 million and $7.6 million of fees payable to Santander under this arrangement.

Lease Origination and Servicing Agreement

During 2014 and until May 9, 2015, SC was party to a flow agreement with SBNA under which SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SC could review any applications declined by SBNA for SC’s own portfolio. SC provides servicing and received an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SC pays FCA on behalf of SBNA for residual gains and losses on the flowed leases. All fees and expenses associated with this agreement between SBNA and SC eliminate in consolidation. In April 2015, SBNA and SC determined not to renew this agreement, which expired by its terms on May 9, 2015.

Securitizations

Other information relating to SC's SPAIN securitization platform for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	December 31, 2018	December 31, 2017
Servicing fee income	$35,058	$12,346
Loss (Gain) on sale, excluding lower of cost of market adjustments (if any)	20,736	13,026
Servicing fees receivable	2,983	1,848
Collections due to Santander	15,968	12,961

During the year ended December 31, 2018, SC re-acquired certain class of notes amounting to approximately $76 million from unrelated third parties that it previously sold to Santander under the SPAIN securitization platform. These notes were redeemed by Santander at par value.

Origination Support Services

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from Chrysler dealers. In addition, SC has agreed to perform the servicing for any loans originated on SBNA’s behalf.

Other related-party transactions

•
As of December 31, 2018, Jason A. Kulas and Thomas Dundon, both former members of SC's Board of Directors and CEOs of SC, each had a minority equity investment in a property in which SC leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2018, 2017 and 2016, SC recorded $4.8 million, $5.0 million and $5.0 million, respectively, in lease payments on this property. Future minimum lease payments over the nine-year term of the lease, which extends through 2026, total $55.6 million.

•
SC entered into a Master Securities Purchase Agreement (an "MSPA") with Santander under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term ending in December 2018. SC provides servicing on all loans originated under this arrangement. For the years ended

December 31, 2018 and December 31, 2017, SC sold $2.9 billion and $2.6 billion of prime loans at fair value under the MSPA.

•
SC is party to a master service agreement ("MSA") with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SC to review point-of-sale credit applications of retail store customers. During the year ended December 31, 2016, SC fully impaired its cost method investment in this entity and recorded a loss of $6.0 million. Effective August 17, 2016, SC ceased funding new originations from all of the retailers for which it reviews credit applications under this MSA.

•
SC's wholly-owned subsidiary, Santander Consumer International Puerto Rico, LLC ("SCI"), opened deposit accounts with BSPR, an affiliated entity. As of December 31, 2018 and 2017, SCI had cash of $8.9 million and $106.6 million, respectively, on deposit with BSPR. This transaction eliminates in the consolidation of SHUSA.

•
SBNA also has agreements with SC under which SC will service auto RICs and RV and marine portfolios. In addition, during the year ended December 31, 2017, SBNA purchased an RV/marine loan portfolio from SC. All fees and expenses associated with this agreement eliminate in consolidation.

Entities that transferred to the IHC have entered into or were subject to various agreements with Santander or its affiliates. Each of these agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2018, BSI had short-term borrowings from unconsolidated affiliates of $59.9 million compared to $78.7 million as of December 31, 2017. BSI had cash and cash equivalents deposited with affiliates of $46.2 million and $152.7 million as of December 31, 2018 and December 31, 2017, respectively. BSI had foreign exchange rate forward contracts with affiliated companies as counterparties with notional amounts of approximately $1.5 billion and $1.6 billion as of December 31, 2018 and December 31, 2017, respectively. BSI held deposits from unconsolidated affiliates of $55.7 million as of December 31, 2018.

•
SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers due to Santander at December 31, 2018 was $1.0 billion, compared to $1.1 billion at December 31, 2017.

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

As part of its banking business, the Bank also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank’s business, are on substantially the same general terms (including interest rates, collateral and repayment terms) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain loans to directors and employees of SHUSA and the Bank, including SHUSA’s executive officers, are priced at up to a 0.25% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured, or potential problem loans. Loans to directors and executive officers required to be disclosed under Item 404(b) of Regulation S-K were as follows:

•
An adjustable rate first mortgage loan to Federico Papa, a former executive officer of the Bank, in the original principal amount $995,000. The current interest rate on this loan was 2.00%. For 2018, the highest outstanding balance was $488,014, and the balance outstanding at December 31, 2018 was $472,284. Mr. Papa paid $15,730 in principal and $9,617 in interest on this loan in 2018. For 2017, the highest outstanding balance was $503,432, and the balance outstanding at December 31, 2017 was $488,014. Mr. Papa paid $15,418 in principal and $9,928 in interest on this loan in 2017. For 2016, the highest outstanding balance was $902,888, and the balance outstanding at December 31, 2016 was $503,432. Mr. Papa paid $399,456 in principal and $12,153 in interest on this loan in 2016.

•
A fixed-rate first mortgage loan to Kenneth Goldman, a former executive officer, in the original principal amount of $824,000. The interest rate on this loan was 2.875%. For 2018, the highest outstanding balance was $725,893, and the balance outstanding at December 31, 2018 was $703,742. Mr. Goldman paid $22,151 in principal and $22,292 in interest on this loan in 2018. For 2017, the highest outstanding balance was $745,738, and the balance outstanding at December 31, 2017 was $725,893. Mr. Goldman paid $19,845 in principal and $21,180 in interest on this loan in 2018. For 2016, the highest outstanding balance was $765,021, and the balance outstanding at December 31, 2016 was $745,738. Mr. Goldman paid $19,283 in principal and $21,742 in interest on this loan in 2016.

•
A fixed-rate first mortgage loan to Lisa Vanroekel, a former executive officer of the Bank, in the original principal amount of $400,000. The most recent interest rate on this loan was 3.50%. For 2016, the highest outstanding balance was $338,730, and this loan was paid in full as of December 31, 2016. Ms. Vanroekel paid $338,730 in principal and $3,409 in interest on this loan in 2016.

•
A fixed-rate first mortgage loan to Ms. Vanroekel in the original principal amount of $687,000. The interest rate on this loan was 3.25%. For 2018, the highest outstanding balance was $644,621, and the balance outstanding at December 31, 2018 was $616,712. Ms. Vanroekel paid $27,910 in principal and $20,537 in interest on this loan in 2018. For 2017, the highest outstanding balance was $671,640, and the balance outstanding at December 31, 2017 was $644,621. Ms. Vanroekel paid $27,018 in principal and $21,428 in interest on this loan in 2017. For 2016, the highest outstanding balance was $687,000, and the balance outstanding at December 31, 2016 was $671,640. Ms. Vanroekel paid $15,360 in principal and $13,086 in interest on this loan in 2016.

•
An adjustable rate first mortgage loan to Cameron Letters, a former executive officer of the Bank, in the original principal amount of $950,000. The interest rate on this loan was 3.00%. For 2018, the highest outstanding balance was $814,262, and the balance outstanding at December 31, 2018 was zero. Mr. Letters paid $814,262 in principal and $18,256 in interest on this loan in 2018. For 2017, the highest outstanding balance was $839,768, and the balance outstanding at December 31, 2017 was $814,262. Mr. Letters paid $25,507 in principal and $16,189 in interest on this loan in 2017. For 2016, the highest outstanding balance was $865,553, and the balance outstanding at December 31, 2016 was $839,768. Mr. Letters paid $25,785 in principal and $14,941 in interest on this loan in 2016.

•
A fixed-rate first mortgage loan to Marcelo Brutti, a former executive officer of the Bank, in the original principal amount of $631,200. The most recent interest rate on this loan was 3.875%. For 2016, the highest outstanding balance was $617,745, and this loan was paid in full as of December 31, 2016. Mr Brutti paid $617,745 in principal and $12,423 in interest on this loan in 2016.

•
An adjustable rate first mortgage loan to Melissa Ballenger, a former executive officer of the Bank, in the original principal amount of $700,000. The interest rate on this loan was 1.625%. For 2018, the highest outstanding balance was $655,366, and the balance outstanding at December 31, 2018 was zero. Ms. Ballenger paid $655,366 in principal and $5,607 in interest on this loan in 2018. For 2017, the highest outstanding balance was $674,048, and the balance outstanding at December 31, 2017 was $655,366. Ms. Ballenger paid $18,682 in principal and $10,815 in interest on this loan in 2017. For 2016, the highest outstanding balance was $692,429, and the balance outstanding at December 31, 2016 was $674,048. Ms. Ballenger paid $18,381 in principal and $11,115 in interest on this loan in 2016.

•
An adjustable rate first mortgage loan to Carol Hunley, a former executive officer of the Bank, in the original principal amount of $926,400. The most recent interest rate on this loan was 2.625%. For 2016, the highest outstanding balance was $833,733, and the loan was paid in full as of December 31, 2016. Ms. Hunley paid $833,733 in principal and $8,873 in interest on this loan in 2016.

•
An adjustable rate first mortgage loan to John Murphy, a former executive officer of the Bank, in the original principal amount of $535,000. The interest rate on this loan is 3.0%. For 2018, the highest outstanding balance was $457,150, and the balance outstanding at December 31, 2018 was $443,612. Mr. Murphy paid $13,537 in principal and $13,529 in interest on this loan in 2018. For 2017, the highest outstanding balance was $470,288, and the balance outstanding at December 31, 2017 was $457,150. Mr. Murphy paid $13,138 in principal and $13,929 in interest on this loan in 2017. For 2016, the highest outstanding balance was $483,648, and the balance outstanding at December 31, 2016 was $470,288. Mr. Murphy paid $13,361 in principal and $12,316 in interest on this loan in 2016.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2018 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2018(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,338	$7,450	$3,216	$20,004
Audit-Related Fees (3)	392	975	142	1,509
Tax Fees (4)	269	332	—	601
All Other Fees (5)	438	7	—	445
Total Fees	$10,437	$8,764	$3,358	$22,559
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
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

The following table set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2017.

Fiscal Year Ended December 31, 2017(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,331	$8,501	$3,125	$20,957
Audit-Related Fees (3)	540	900	95	1,535
Tax Fees (4)	226	485	—	711
All Other Fees(5)	—	—	—	—
Total Fees	$10,097	$9,886	$3,220	$23,203
(1) Audit fees for 2017 have been adjusted reflect amounts billed in 2018 related to 2017 audits.
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2018 SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2018.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 15, 2019	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	March 15, 2019	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott E. Powell Scott E. Powell	Director, President Chief Executive Officer (Principal Executive Officer)	March 15, 2019

/s/ Madhukar Dayal Madhukar Dayal	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 15, 2019

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 15, 2019

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 15, 2019

/s/ Javier Maldonado Javier Maldonado	Director	March 15, 2019

/s/ Thomas S. Johnson Thomas S. Johnson	Director	March 15, 2019

/s/ Stephen A. Ferriss Stephen A. Ferriss	Director	March 15, 2019

/s/ Alan Fishman Alan Fishman	Director	March 15, 2019

/s/ Juan Guitard Juan Guitard	Director	March 15, 2019

/s/ Jose Doncel Jose Doncel	Director	March 15, 2019

/s/ Victor Matarranz Victor Matarranz	Director	March 15, 2019

/s/ Juan Olaizola Juan Olaizola	Director	March 15, 2019

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 15, 2019

/s/ Richard Spillenkothen Richard Spillenkothen	Director	March 15, 2019