Form 10-Q
period 2019-03-31
Santander Holdings USA, Inc.
filed 2019-05-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Trading Symbols	Name of each exchange on which registered	Outstanding at April 30, 2019
Common Stock (no par value)	Not Applicable	Not applicable	530,391,043 shares

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

ABS: Asset-backed securities	DTI: Debt-to-income
ACL: Allowance for credit losses	ECOA: Equal Credit Opportunity Act
AFS: Available-for-sale	EPS: Enhanced Prudential Standards
ALLL: Allowance for loan and lease losses	ETR: Effective tax rate
ASC: Accounting Standards Codification	Exchange Act: Securities Exchange Act of 1934, as amended
ASU: Accounting Standards Update	FASB: Financial Accounting Standards Board
Bank: Santander Bank, National Association	FBO: Foreign banking organization
BHC: Bank holding company	FCA: Fiat Chrysler Automobiles US LLC
BOLI: Bank-owned life insurance	FDIA: Federal Deposit Insurance Corporation Improvement Act
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
BSPR: Banco Santander Puerto Rico	Federal Reserve: Board of Governors of the Federal Reserve System
C&I: Commercial & industrial	FHLB: Federal Home Loan Bank
CBP: Citizens Bank of Pennsylvania	FHLMC: Federal Home Loan Mortgage Corporation
CCAR: Comprehensive Capital Analysis and Review	FICO®: Fair Isaac Corporation credit scoring model
CD: Certificate of deposit	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CEF: Closed-end fund	FINRA: Financial Industrial Regulatory Authority
CEO: Chief Executive Officer	FNMA: Federal National Mortgage Association
CEVF: Commercial equipment vehicle financing	FOB: Financial Oversight and Management Board of Puerto Rico
CET1: Common equity Tier 1	FRB: Federal Reserve Bank
CFPB: Consumer Financial Protection Bureau	FVO: Fair value option
Change in Control: First quarter 2014 change in control and consolidation of SC	GAAP: Accounting principles generally accepted in the United States of America
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	GAP: Guaranteed auto protection
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	HFI: Held for investment
CIB: Corporate and Investment Banking	HTM: Held to maturity
CID: Civil investigative demand	IHC: U.S. intermediate holding company
CLTV: Combined loan-to-value	IPO: Initial public offering
CMO: Collateralized mortgage obligation	IRS: Internal Revenue Service
CMP: Civil monetary penalty	ISDA: International Swaps and Derivatives Association, Inc.
CODM: Chief Operating Decision Maker	IT: Information Technology
Company: Santander Holdings USA, Inc.	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
COSO: Committee of Sponsoring Organizations	LCR: Liquidity coverage ratio
Covered Fund: hedge fund or a private equity fund under the Volcker Rule	LHFI: Loans held-for-investment
CPR: Constant prepayment rate	LHFS: Loans held-for-sale
CRA: Community Reinvestment Act	LIBOR: London Interbank Offered Rate
CRE: Commercial real estate	LIHTC: Low Income Housing Tax Credit
DCF: Discounted cash flow	LTD: Long-term debt
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LTV: Loan-to-value
DOJ: Department of Justice	MBS: Mortgage-backed securities
DPD: Days past due	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage servicing right	Santander NY: New York branch of Santander
MVE: Market value of equity	Santander UK: Santander UK plc
NCI: Non-controlling interest	SBNA: Santander Bank, National Association
NMD: Non-maturity deposits	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
NMTC: New market tax credits	SC Common Stock: Common shares of SC
NPL: Non-performing loan	SCF: Statement of cash flows
NSFR: Net stable funding ratio	SCRA: Servicemembers' Civil Relief Act
NYSE: New York Stock Exchange	SEC: Securities and Exchange Commission
OCC: Office of the Comptroller of the Currency	Securities Act: Securities Act of 1933, as amended
OREO: Other real estate owned	SFS: Santander Financial Services, Inc.
OTTI: Other-than-temporary impairment	SHUSA: Santander Holdings USA, Inc.
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	SIS: Santander Investment Securities Inc.
REIT: Real estate investment trust	SPE: Special purpose entity
RIC: Retail installment contract	SSLLC: Santander Securities LLC
RV: Recreational vehicle	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
RWA: Risk-weighted asset	TCJA: Tax Cut and Jobs Act of 2017
S&P: Standard & Poor's	TDR: Troubled debt restructuring
Santander: Banco Santander, S.A.	TLAC: Total loss-absorbing capacity
Santander BanCorp: Santander BanCorp and its subsidiaries	Trusts: Securitization trusts
SAM: Santander Asset Management, LLC	UPB: Unpaid principal balance
VIE: Variable interest entity
VOE: Voting rights entity

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Cash and cash equivalents	$7,564,183	$7,790,593
Investment securities:
Available-for-sale ("AFS") at fair value	11,469,199	11,632,987
Held-to-maturity ("HTM") (fair value of $2,674,628 and $2,676,049 as of March 31, 2019 and December 31, 2018, respectively)	2,711,701	2,750,680
Other investments (includes Trading securities of $6,228 and $10 as of March 31, 2019 and December 31, 2018, respectively)	893,544	805,357
Loans held-for-investment ("LHFI")(1) (5)	89,204,260	87,045,868
Allowance for loan and lease losses ("ALLL") (5)	(3,843,095)	(3,897,130)
Net LHFI	85,361,165	83,148,738
Loans held-for-sale ("LHFS") (2)	1,212,578	1,283,278
Premises and equipment, net (3)	754,109	805,940
Operating lease assets, net (5)(6)	14,490,099	14,078,793
Goodwill	4,444,389	4,444,389
Intangible assets, net	460,429	475,193
Bank-owned life insurance ("BOLI")	1,843,985	1,833,290
Restricted cash (5)	3,268,581	2,931,711
Other assets (4) (5)	4,482,633	3,653,336
TOTAL ASSETS	$138,956,595	$135,634,285
LIABILITIES
Accrued expenses and payables	$3,687,091	$3,035,848
Deposits and other customer accounts	62,946,844	61,511,380
Borrowings and other debt obligations (5)	45,647,858	44,953,784
Advance payments by borrowers for taxes and insurance	207,220	160,728
Deferred tax liabilities, net	1,304,197	1,212,538
Other liabilities (5)	1,034,980	912,775
TOTAL LIABILITIES	114,828,190	111,787,053
Commitments and Contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2019 and December 31, 2018)	17,899,170	17,859,304
Accumulated other comprehensive loss	(217,033)	(321,652)
Retained earnings	3,894,037	3,783,405
TOTAL SANTANDER HOLDINGS USA, INC. ("SHUSA") STOCKHOLDER'S EQUITY	21,576,174	21,321,057
Noncontrolling interest ("NCI")	2,552,231	2,526,175
TOTAL STOCKHOLDER'S EQUITY	24,128,405	23,847,232
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$138,956,595	$135,634,285

(1) LHFI includes $114.8 million and $126.3 million of loans recorded at fair value at March 31, 2019 and December 31, 2018, respectively.
(2) Includes $188.3 million and $209.5 million of loans recorded at the fair value option ("FVO") at March 31, 2019 and December 31, 2018, respectively.
(3) Net of accumulated depreciation of $1.4 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $140.1 million and $149.7 million at March 31, 2019 and December 31, 2018, respectively, for which the Company has elected the FVO. See Note 14 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At March 31, 2019 and December 31, 2018, LHFI included $24.8 billion and $24.1 billion, Operating leases assets, net included $14.4 billion and $14.0 billion, restricted cash included $1.8 billion and $1.6 billion, other assets included $667.4 million and $685.4 million, Borrowings and other debt obligations included $32.8 billion and $31.9 billion, and Other Liabilities included $109.4 million and $122.0 million of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.6 billion and $3.5 billion at March 31, 2019 and December 31, 2018, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended March 31,
	2019	2018
	(in thousands)
INTEREST INCOME:
Loans	$1,999,338	$1,802,137
Interest-earning deposits	44,018	32,513
Investment securities:
AFS	74,430	73,505
HTM	17,322	17,064
Other investments	5,935	5,248
TOTAL INTEREST INCOME	2,141,043	1,930,467
INTEREST EXPENSE:
Deposits and other customer accounts	130,288	75,424
Borrowings and other debt obligations	407,870	304,690
TOTAL INTEREST EXPENSE	538,158	380,114
NET INTEREST INCOME	1,602,885	1,550,353
Provision for credit losses	600,211	553,880
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,002,674	996,473
NON-INTEREST INCOME:
Consumer and commercial fees	133,018	138,561
Lease income	674,885	540,896
Miscellaneous income, net(1) (2)	89,543	122,406
TOTAL FEES AND OTHER INCOME	897,446	801,863
Net (loss) on sale of investment securities	(2,000)	(663)
Net (loss) recognized in earnings	(2,000)	(663)
TOTAL NON-INTEREST INCOME	895,446	801,200
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	476,563	469,406
Occupancy and equipment expenses	142,394	159,340
Technology, outside service, and marketing expense	151,706	152,282
Loan expense	106,716	96,814
Lease expense	479,304	424,266
Other expenses	185,731	139,253
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,542,414	1,441,361
INCOME BEFORE INCOME TAX PROVISION	355,706	356,312
Income tax provision	116,214	96,062
NET INCOME INCLUDING NCI	239,492	260,250
LESS: NET INCOME ATTRIBUTABLE TO NCI	72,512	75,138
NET INCOME ATTRIBUTABLE TO SHUSA	$166,980	$185,112
(1) Includes impact of $67.7 million, and $70.5 million, for the three-month periods ended March 31, 2019 and 2018 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment (income)/expense, net.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three-Month Period Ended March 31,
	2019	2018
	(in thousands)
NET INCOME INCLUDING NCI	$239,492	$260,250
OTHER COMPREHENSIVE INCOME ("OCI"), NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1) (2)	7,003	(7,736)
Net unrealized gains/(losses) on AFS and HTM investment securities, net of tax (2)	91,505	(125,645)
Pension and post-retirement actuarial gains, net of tax (2)	6,111	625
TOTAL OTHER COMPREHENSIVE GAIN / (LOSS), NET OF TAX	104,619	(132,756)
COMPREHENSIVE INCOME	344,111	127,494
NET INCOME ATTRIBUTABLE TO NCI	72,512	75,138
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$271,599	$52,356

(1) Excludes $6.3 million, and $4.1 million of OCI attributable to NCI for the three-month periods ended March 31, 2019 and 2018, respectively.
(2) Excludes $39.1 million impact of OCI reclassified to Retained earnings as a result of the adoption of Accounting Standards Update ("ASU 2018-02") for the three-month period ended March 31, 2018.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited) (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2018	530,391	195,445	17,723,010	(198,431)	3,453,957	2,516,851	23,690,832
Cumulative-effect adjustment upon adoption of new ASUs and other	—	—	—	(39,094)	47,549	—	8,455
Comprehensive income attributable to SHUSA	—	—	—	(132,756)	185,112	—	52,356
OCI attributable to NCI	—	—	—	—	—	4,079	4,079
Net income attributable to NCI	—	—	—	—	—	75,138	75,138
Impact of SC stock option activity	—	—	—	—	—	4,961	4,961
Contribution from shareholder and related tax impact (Note 17)	—	—	9,174	—	—	—	9,174
Dividends declared and paid on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends paid to NCI	—	—	—	—	—	(5,748)	(5,748)
Dividends declared and paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2018	530,391	$195,445	$17,732,184	$(370,281)	$3,677,968	$2,595,281	$23,830,597

Balance, January 1, 2019	530,391	—	17,859,304	(321,652)	3,783,405	2,526,175	23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	—	104,619	166,980	—	271,599
Other comprehensive loss attributable to NCI	—	—	—	—	—	(6,343)	(6,343)
Net income attributable to NCI	—	—	—	—	—	72,512	72,512
Impact of SC stock option activity	—	—	—	—	—	4,351	4,351
Contribution from shareholder (Note 17)	—	—	34,331	—	—	—	34,331
Dividends declared and paid on common stock	—	—	—	—	(75,000)	—	(75,000)
Dividends declared and paid to NCI	—	—	—	—	—	(21,149)	(21,149)
Stock repurchase attributable to NCI	—	—	5,535	—	—	(23,315)	(17,780)
Balance, March 31, 2019	530,391	$—	$17,899,170	$(217,033)	$3,894,037	$2,552,231	$24,128,405

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period Ended March 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$239,492	$260,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	600,211	553,880
Deferred tax expense	72,942	85,308
Depreciation, amortization and accretion	530,112	437,506
Net loss on sale of loans	68,697	66,370
Net loss on sale of investment securities	2,000	663
Loss on debt extinguishment	18	2,212
Net loss on real estate owned and premises and equipment	1,768	1,476
Stock-based compensation	153	274
Equity loss on equity method investments	1,865	2,164
Originations of LHFS, net of repayments	(241,706)	(1,225,975)
Purchases of LHFS	(228)	(550)
Proceeds from sales of LHFS	296,558	1,789,969
Purchases of trading securities	(6,598)	(3,776)
Proceeds from sales of trading securities	465	1,640
Net change in:
Revolving personal loans	6,523	5,723
Other assets and BOLI	(217,064)	(311,282)
Other liabilities	166,513	346,354
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,521,721	2,012,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	282,872	39,446
Proceeds from prepayments and maturities of AFS investment securities	794,505	605,286
Purchases of AFS investment securities	(787,404)	(840,948)
Proceeds from prepayments and maturities of HTM investment securities	62,604	86,097
Purchases of HTM investment securities	(25,938)	—
Proceeds from sales of other investments	56,978	25,946
Purchases of other investments	(106,726)	(109,576)
Proceeds from sales of LHFI	17,842	681,754
Distributions from equity method investments	1,152	1,111
Contributions to equity method and other investments	(46,116)	(23,832)
Proceeds from settlements of BOLI policies	3,536	6,043
Purchases of LHFI	(181,247)	(225,226)
Net change in loans other than purchases and sales	(2,665,033)	(470,312)
Purchases and originations of operating leases	(1,981,228)	(2,155,881)
Proceeds from the sale and termination of operating leases	875,002	1,164,362
Manufacturer incentives	235,312	213,784
Proceeds from sales of real estate owned and premises and equipment	12,612	12,017
Purchases of premises and equipment	(46,173)	(38,412)
NET CASH USED IN INVESTING ACTIVITIES	(3,497,450)	(1,028,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,435,464	1,010,072
Net change in short-term borrowings	174,423	54,155
Net proceeds from long-term borrowings	9,747,474	11,482,934
Repayments of long-term borrowings	(9,088,857)	(11,751,288)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	1,400,000	—
Repayments of FHLB advances (with terms greater than 3 months)	(1,550,000)	(450,000)
Net change in advance payments by borrowers for taxes and insurance	46,492	49,767
Cash dividends paid to preferred stockholders	—	(3,650)
Dividends paid on common stock	(75,000)	(5,000)
Dividends paid to NCI	(21,149)	(5,748)
Stock repurchase attributable to NCI	(17,780)	—
Proceeds from the issuance of common stock	791	1,947
Capital contribution from shareholder	34,331	5,741
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,086,189	388,930

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	110,460	1,372,795
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	10,722,304	10,338,774
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$10,832,764	$11,711,569

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(44,706)	(25,435)
Loans transferred from/(to) held-for-investment ("HFI") (from)/to held-for-sale, net ("HFS")	44,312	700,160
AFS investment securities transferred to HTM investment securities	—	1,167,189
Adoption of lease accounting standard:
Right-of-use assets	664,057	—
Accrued expenses and payables	705,650	—

(1) The three-month periods ended March 31, 2019 and 2018 include cash and cash equivalents balances and restricted cash balances of $7.6 billion and $3.3 billion; and $7.9 billion and $3.8 billion, respectively.

See accompanying notes to Condensed Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company (the "Parent Company") of Santander Bank, National Association (the "Bank" or "SBNA"), a national banking association; Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a consumer finance company; Santander BanCorp (together with its subsidiaries, "Santander BanCorp"), a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC ("SSLLC"), a broker-dealer headquartered in Boston, Massachusetts; Banco Santander International ("BSI"), an Edge corporation located in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and Santander Investment Securities Inc. ("SIS"), a registered broker-dealer located in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SSLLC, SIS, and another SHUSA subsidiary, Santander Asset Management, LLC (“SAM”), are registered investment advisers with the Securities and Exchange Commission (the “SEC”). SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. RICs and vehicle leases entered into with FCA customers as part of the Chrysler Agreement represent a significant concentration of those portfolios, and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new RICs and vehicle leases entered into with FCA customers as well as dealer loans. Refer to Note 16 for additional details.

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

As of March 31, 2019, SC was owned approximately 69.8% by SHUSA and 30.2% by other shareholders. SC Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Intermediate Holding Company ("IHC")

The enhanced prudential standards ("EPS") mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve System (the "Federal Reserve") to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, are required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC. The contribution of SAM to the Company transferred approximately $5.4 million of assets, $1.0 million of liabilities, and $4.4 million of equity to the Company.

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company elected to report the results of SAM on a prospective basis beginning July 2, 2018. As a result of the contribution of SAM, SHUSA's net income is understated by $0.4 million for the three-month period ended March 31, 2018. These amounts are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

Basis of Presentation

These Condensed Consolidated Financial Statements include accounts of the Company and its consolidated subsidiaries, and certain special purpose financing trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to SEC regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Corrections to Previously Reported Amounts

We have made certain corrections to previously disclosed amounts to correct for immaterial errors related to our RIC portfolio.

Certain accounting for RICs and auto loans

As discussed in Note 1 - "Basis of Presentation and Accounting Policies" in the 2018 Annual Report on Form 10-K, the Company identified and corrected two immaterial errors. The Company has revised its comparative Condensed Consolidated Financial Statements as of March 31, 2018 included within this Quarterly Report on Form 10-Q.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following tables summarize the impacts of the corrections on the Company's Condensed Consolidated Statement of Operations for the periods indicated:

	For the three-month period ended
	March 31, 2018
	As Reported	Corrections	As Revised
INTEREST INCOME
Loans	$1,747,734	$54,403	$1,802,137
TOTAL INTEREST INCOME	1,876,064	54,403	1,930,467
NET INTEREST INCOME	1,495,950	54,403	1,550,353
Provision for credit losses	502,534	51,346	553,880
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	993,416	3,057	996,473
Income tax provision / (benefit)	95,321	741	96,062
NET INCOME including NCI	257,935	2,315	260,250
Less: Net income attributable to NCI	74,397	741	75,138
NET INCOME ATTRIBUTABLE TO SHUSA	$183,538	$1,574	$185,112

The following table summarizes the impacts of the corrections on the Company's Condensed Consolidated SCF for the period indicated:

	For the three-month period ended
	March 31, 2018
	As Reported	Corrections	As Revised
Net cash provided by operating activities	$1,963,089	$49,117	$2,012,206
Net cash provided by (used in) investing activities	$(979,224)	$(49,117)	$(1,028,341)

In addition to the revision of the Company's Consolidated Financial Statements, information within the Notes to the Consolidated Financial Statements has been revised to reflect the correction of the errors discussed above. The following tables summarize the impacts of the correction of those items:

	March 31, 2018
	As Reported	Corrections	As Revised
Non-performing - RICs and auto loans - originated	$1,644,605	$(770,541)	$874,064
Total non-performing loans	2,681,624	(770,541)	1,911,083
Total non-performing assets	2,981,021	(770,541)	2,210,480

	March 31, 2018
	As Reported			Corrections			As Revised
	30-89 DPD(1)	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	$2,634,364	$228,811	$21,340,720	$142,931	$19,596	$(67,072)	$2,777,295	$248,407	$21,273,648
Total loans	$3,509,299	$798,166	$77,771,558	$142,931	$19,596	$(67,072)	$3,652,230	$817,762	$77,704,486
(1) Days past due ("DPD").

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

As of March 31, 2019, with the exception of the items noted in the section captioned "Recently Adopted Accounting Standards" below, there have been no significant changes to the Company's accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

Since January 1, 2019, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates (“ASUs"):

•
ASU 2016-02, Leases (Topic 842). The Company adopted this standard as of January 1, 2019, resulting in the recognition of a right of-use (“ROU”) asset ($664.1 million) and lease liability ($705.7 million) in the Consolidated Balance Sheet for all operating leases with a term greater than 12 months. The Company adopted the ASU using the modified retrospective approach, with application at the adoption date and a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, comparative periods were not adjusted. We elected the package of practical expedients permitted under transition guidance which allowed us to carry forward the historical lease classification. We also elected not to recognize a lease liability and associated ROU asset for short-term leases. We did not elect (1) the hindsight practical expedient when determining the lease term and (2) the practical expedient to not separate non-lease components from lease components. The ASU required the Company to accelerate the recognition of $18.7 million of previously deferred gains on sale-leaseback transactions, with such impact recorded to the opening balance of Retained earnings.

The ROU asset and lease liability will subsequently be derecognized in a manner that effectively yields a straight-line lease expense over the lease term. Lessee accounting requirements for finance leases (previously described as capital leases) and lessor accounting requirements for operating, sales-type, and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. This standard did not materially affect our Consolidated Statements of Operations or Statement of Cash Flows.

•
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized costs will be presented with Other Liabilities on the balance sheet, and the amortization expense will be presented in the Technology, outside service, and marketing expense line of the Statement of Operations. The Company has early adopted this standard effective January 1, 2019 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

The adoption of the following ASUs did not have an impact on the Company's financial position or results of operations:

•	ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.

•
ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.

•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

•	ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Subsequent Events

On April 22, 2019, SBNA entered into an agreement with First Commonwealth Bank for the sale of 14 bank branches and four ATMs located in central Pennsylvania, together with approximately $525 million of deposits and $120 million of retail and business loans (outstanding balances as of March 31, 2019). This transaction aligns with SHUSA’s strategy to reallocate capital to investments in core markets that will drive growth. The transaction is expected to close in the third quarter of 2019 with the recognition of an immaterial gain on sale.

Puerto Rico Bankruptcy Litigation

On May 2, 2019, the Special Claims Committee of the Financial Oversight and Management Board for Puerto Rico and the Official Committee of Unsecured Creditors of the Commonwealth of Puerto Rico, as Co-Trustees of the Commonwealth of Puerto Rico, filed an adversary complaint against SSLLC, 17 other financial institutions and a law firm, alleging, among other things, that the defendants aided and abetted breaches of fiduciary duty by the Government Development Bank for Puerto Rico in connection with the issuance of various bonds by the Commonwealth and its instrumentalities. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Special Claims Committee of the Financial Oversight and Management Board for Puerto Rico, et al. v. Barclays Capital, et al., Adv. Pro. No. 19-00280.

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2019 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month periods ended March 31, 2019 other than the events disclosed above.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI model. The standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. The guidance will be effective for the Company for the first reporting period beginning after December 15, 2019, including interim periods within that year. The Company does not intend to adopt this ASU early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new current expected credit loss model will alter the assumptions used in calculating the Company's allowance for credit losses ("ACL"), given the change to estimated losses for the estimated life of the financial asset, and will likely result in material increases to the Company's ACL and related decreases to capital ratios.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. This ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its Consolidated Financial Statements and related disclosures.

In addition to those described in detail above, the Company is in the process of evaluating the following ASU, but does not expect it to have a material impact on the Company's financial position, results of operations, or disclosures:

•	ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

NOTE 3. INVESTMENT SECURITIES

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	March 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$2,136,711	$1,707	$(7,558)	$2,130,860	$1,815,914	$560	$(11,729)	$1,804,745
Corporate debt securities	142,912	50	(23)	142,939	160,164	12	(62)	160,114
Asset-backed securities (“ABS”)	426,115	2,845	(1,954)	427,006	435,464	3,517	(2,144)	436,837
State and municipal securities	15	—	—	15	16	—	—	16
Mortgage-backed securities (“MBS”):
GNMA - Residential (1)	2,666,747	597	(48,826)	2,618,518	2,829,075	861	(85,675)	2,744,261
GNMA - Commercial	755,054	320	(12,523)	742,851	954,651	1,250	(19,515)	936,386
FHLMC and FNMA - Residential (2)	5,465,051	1,134	(111,224)	5,354,961	5,687,221	267	(188,515)	5,498,973
FHLMC and FNMA - Commercial	51,595	630	(176)	52,049	51,808	384	(537)	51,655
Total investments in debt securities AFS	$11,644,200	$7,283	$(182,284)	$11,469,199	$11,934,313	$6,851	$(308,177)	$11,632,987
(1) Government National Mortgage Association ("GNMA")
(2) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	March 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,663,706	$5,021	$(29,260)	$1,639,467	$1,718,687	$1,806	$(54,184)	$1,666,309
GNMA - Commercial	1,047,995	3,029	(15,863)	1,035,161	1,031,993	1,426	(23,679)	1,009,740
Total investments in debt securities HTM	$2,711,701	$8,050	$(45,123)	$2,674,628	$2,750,680	$3,232	$(77,863)	$2,676,049

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of March 31, 2019 and December 31, 2018, respectively, the Company had investment securities with an estimated carrying value of $6.6 billion and $6.6 billion, pledged as collateral, which were comprised of the following: $2.9 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank (the "FRB"); $2.8 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $126.3 million and $78.0 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $422.2 million and $423.3 million, respectively, were pledged to deposits with clearing organizations; and $317.1 million and $415.1 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At March 31, 2019 and December 31, 2018, the Company had $38.9 million and $40.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s AFS debt securities at March 31, 2019 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$2,281,187	$2,276,677
Due after 1 year but within 5 years	355,236	356,479
Due after 5 years but within 10 years	337,554	334,302
Due after 10 years	8,670,223	8,501,741
Total	$11,644,200	$11,469,199

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual maturities of the Company’s HTM debt securities at March 31, 2019 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 10 years	$2,711,701	$2,674,628
Total	$2,711,701	$2,674,628
Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of March 31, 2019 and December 31, 2018 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$79,730	$(8)	$1,000,876	$(7,550)	$288,660	$(315)	$914,212	$(11,414)
Corporate debt securities	92,223	(23)	—	—	152,247	(62)	13	—
ABS	—	—	100,912	(1,954)	31,888	(249)	77,766	(1,895)
MBS:
GNMA - Residential	53,732	(369)	2,351,854	(48,457)	102,418	(2,014)	2,521,278	(83,661)
GNMA - Commercial	25,190	(162)	661,536	(12,361)	199,495	(2,982)	622,989	(16,533)
FHLMC and FNMA - Residential	5,524	(111)	5,205,939	(111,113)	237,050	(5,728)	5,236,028	(182,787)
FHLMC and FNMA - Commercial	—	—	22,014	(176)	—	—	21,819	(537)
Total investments in debt securities AFS	$256,399	$(673)	$9,343,131	$(181,611)	$1,011,758	$(11,350)	$9,394,105	$(296,827)

The following tables present the aggregate amount of unrealized losses as of March 31, 2019 and December 31, 2018 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GNMA - Residential	$—	$—	$1,231,013	$(29,260)	$205,573	$(4,810)	$1,295,554	$(49,374)
GNMA - Commercial	25,885	(27)	799,763	(15,836)	221,250	(5,572)	629,847	(18,107)
Total investments in debt securities HTM	$25,885	$(27)	$2,030,776	$(45,096)	$426,823	$(10,382)	$1,925,401	$(67,481)

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

NOTE 3. INVESTMENT SECURITIES (continued)

The Company did not record any OTTI related to its investment securities for the three-month periods ended March 31, 2019 or 2018.

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 821 individual securities at March 31, 2019) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Proceeds from the sales of AFS securities	$282,872	$39,446

Gross realized gains	$811	$108
Gross realized losses	(2,811)	(771)
OTTI	—	—
Net realized gains/(losses) (1)	$(2,000)	$(663)

(1)	Includes net realized gain/(losses) on trading securities of $(0.3) million, and $(0.6) million for the three-month periods ended March 31, 2019 and 2018, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	March 31, 2019	December 31, 2018
FHLB of Pittsburgh and FRB stock	$634,366	$631,239
Low Income Housing Tax Credit investments ("LIHTC")	199,105	163,113
Equity securities not held for trading	53,845	10,995
Trading securities	6,228	10
Total	$893,544	$805,357

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2019, the Company purchased $60.1 million of FHLB stock at par and redeemed $57.0 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the three-month period ended March 31, 2019, the Company did not purchase FRB stock.

Other investments also includes LIHTC investments, trading securities and $53.8 million of equity securities. Equity securities are measured at fair value as of March 31, 2019, with changes in fair value recognized in net income, and consist primarily of Community Reinvestment Act (“CRA") mutual fund investments. The Company's LIHTC investments are accounted for using the proportional amortization method.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $50.4 billion at March 31, 2019 and $49.5 billion at December 31, 2018.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2019 was $1.2 billion, compared to $1.3 billion at December 31, 2018. LHFS in the residential mortgage portfolio are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to the Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of March 31, 2019, the carrying value of the personal unsecured HFS portfolio was $1.0 billion.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2019 and December 31, 2018, accrued interest receivable on the Company's loans was $497.5 million and $524.0 million, respectively.

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases HFI by portfolio and by rate type:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$8,709,750	9.8%	$8,704,481	10.0%
Commercial and industrial ("C&I") loans	16,504,188	18.5%	15,738,158	18.1%
Multifamily loans	8,492,025	9.5%	8,309,115	9.5%
Other commercial(2)	7,887,508	8.8%	7,630,004	8.8%
Total commercial LHFI	41,593,471	46.6%	40,381,758	46.4%
Consumer loans secured by real estate:
Residential mortgages	9,952,521	11.2%	9,884,462	11.4%
Home equity loans and lines of credit	5,329,247	6.0%	5,465,670	6.3%
Total consumer loans secured by real estate	15,281,768	17.2%	15,350,132	17.7%
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	29,843,248	33.5%	28,532,085	32.8%
RICs and auto loans - purchased	613,649	0.7%	803,135	0.9%
Personal unsecured loans	1,468,889	1.6%	1,531,708	1.8%
Other consumer(3)	403,235	0.4%	447,050	0.4%
Total consumer loans	47,610,789	53.4%	46,664,110	53.6%
Total LHFI(1)	$89,204,260	100.0%	$87,045,868	100.0%
Total LHFI:
Fixed rate	$58,101,354	65.1%	$56,696,491	65.1%
Variable rate	31,102,906	34.9%	30,349,377	34.9%
Total LHFI(1)	$89,204,260	100.0%	$87,045,868	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.7 billion and $1.4 billion as of March 31, 2019 and December 31, 2018, respectively.
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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The CRE line of business includes C&I owner-occupied real estate and specialized lending for investment real estate. The Company's allowance methodology further classifies loans in this line of business into construction and non-construction loans; however, the methodology for development and determination of the allowance is generally consistent between the two portfolios. "C&I" includes non-real estate-related C&I loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF portfolio.

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

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	March 31, 2019	December 31, 2018

RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$645,381	$844,582
UPB - FVO (2)	7,492	9,678
Total UPB	652,873	854,260
Purchase marks (3)	(39,224)	(51,125)
Total RICs - Purchased HFI	613,649	803,135

RICs - Originated HFI:
UPB (1)	27,621,076	27,049,875
Net discount	(105,819)	(135,489)
Total RICs - Originated	27,515,257	26,914,386
SBNA auto loans	2,327,991	1,617,699
Total RICs - originated post-Change in Control	29,843,248	28,532,085
Total RICs and auto loans HFI	$30,456,897	$29,335,220

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $1.7 million and $2.1 million related to purchase loan portfolios on which we elected to apply the FVO at March 31, 2019 and December 31, 2018, respectively.

During the three-month periods March 31, 2019 and 2018, SC originated $2.4 billion and $2.0 billion, respectively, in Chrysler Capital loans (which excludes the SBNA originations program), which represented 61% and 46%, respectively, of the UPB of the Company's total RIC originations. As of March 31, 2019 and December 31, 2018, the Company's carrying value of its auto RIC portfolio consisted of $9.2 billion and $9.0 billion, respectively, of Chrysler Capital loans (excluding the SBNA originations program), which represented 36% and 36%, respectively, of the Company's auto RIC portfolio.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month periods ended March 31, 2019, and 2018 was as follows:

	Three-Month Period Ended March 31, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,086	$3,409,021	$47,023	$3,897,130
Provision for loan and lease losses	21,974	581,052	—	603,026
Charge-offs	(23,601)	(1,424,618)	(275)	(1,448,494)
Recoveries	8,532	782,901	—	791,433
Charge-offs, net of recoveries	(15,069)	(641,717)	(275)	(657,061)
ALLL, end of period	$447,991	$3,348,356	$46,748	$3,843,095
Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
(Release of) / Provision for reserve for unfunded lending commitments	(2,909)	94	—	(2,815)
Reserve for unfunded lending commitments, end of period	86,563	6,122	—	92,685
Total ACL, end of period	$534,554	$3,354,478	$46,748	$3,935,780
Ending balance, individually evaluated for impairment(1)	$95,309	$1,319,385	$—	$1,414,694
Ending balance, collectively evaluated for impairment	352,682	2,028,971	46,748	2,428,401

Financing receivables:
Ending balance	$41,637,571	$48,779,267	$—	$90,416,838
Ending balance, evaluated under the FVO or lower of cost or fair value	44,099	1,267,594	—	1,311,693
Ending balance, individually evaluated for impairment(1)	447,725	5,346,965	—	5,794,690
Ending balance, collectively evaluated for impairment	41,145,747	42,164,708	—	83,310,455

(1)	Consists of loans in troubled debt restructuring ("TDR") status.

	Three-Month Period Ended March 31, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Provision for loan and lease losses	41,232	531,894	—	573,126
Charge-offs	(32,960)	(1,222,427)	—	(1,255,387)
Recoveries	10,006	661,744	—	671,750
Charge-offs, net of recoveries	(22,954)	(560,683)	—	(583,637)
ALLL, end of period	$462,074	$3,475,279	$47,023	$3,984,376

Reserve for unfunded lending commitments, beginning of period	$108,805	$306	$—	$109,111
Release of unfunded lending commitments	(19,263)	17	—	(19,246)
Reserve for unfunded lending commitments, end of period	89,542	323	—	89,865
Total ACL, end of period	$551,616	$3,475,602	$47,023	$4,074,241
Ending balance, individually evaluated for impairment (1)	$94,993	$1,749,597	$—	$1,844,590
Ending balance, collectively evaluated for impairment	367,081	1,725,682	47,023	2,139,786

Financing receivables:
Ending balance	$38,400,180	$43,774,298	$—	$82,174,478
Ending balance, evaluated under the FVO or lower of cost or fair value	195,721	1,798,347	—	1,994,068
Ending balance, individually evaluated for impairment(1)	568,557	6,432,443	—	7,001,000
Ending balance, collectively evaluated for impairment	37,635,902	35,543,508	—	73,179,410

(1)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended
	March 31, 2019
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$193,742	$2,992,576	$3,186,318
(Release of) / Provision for loan and lease losses	(24,084)	569,931	545,847
Charge-offs	(51,312)	(1,331,904)	(1,383,216)
Recoveries	33,533	739,847	773,380
Charge-offs, net of recoveries	(17,779)	(592,057)	(609,836)
ALLL, end of period	$151,879	$2,970,450	$3,122,329

	Three-Month Period Ended
	March 31, 2018
(in thousands)	Purchased	Originated	Total
ALLL, beginning of period	$384,167	$2,862,356	$3,246,523
(Release of) / Provision for loan and lease losses	(15,830)	538,505	522,675
Charge-offs	(105,510)	(1,082,006)	(1,187,516)
Recoveries	59,899	594,952	654,851
Charge-offs, net of recoveries	(45,611)	(487,054)	(532,665)
ALLL, end of period	$322,726	$2,913,807	$3,236,533

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018

Non-accrual loans:
Commercial:
CRE	$82,504	$88,500
C&I	214,093	189,827
Multifamily	8,994	13,530
Other commercial	87,390	72,841
Total commercial loans	392,981	364,698
Consumer:
Residential mortgages	207,344	216,815
Home equity loans and lines of credit	112,445	115,813
RICs and auto loans - originated	1,184,193	1,455,406
RICs - purchased	66,935	89,916
Personal unsecured loans	3,538	3,602
Other consumer	8,769	9,187
Total consumer loans	1,583,224	1,890,739
Total non-accrual loans	1,976,205	2,255,437

Other real estate owned ("OREO")	106,097	107,868
Repossessed vehicles	196,886	224,046
Foreclosed and other repossessed assets	2,507	1,844
Total OREO and other repossessed assets	305,490	333,758
Total non-performing assets	$2,281,695	$2,589,195

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

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	March 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$27,837	$66,700	$94,537	$8,615,213	$8,709,750	$—
C&I (1)	105,259	53,293	158,552	16,389,735	16,548,287	—
Multifamily	46,087	1,599	47,686	8,444,339	8,492,025	—
Other commercial	63,542	4,548	68,090	7,819,419	7,887,509	—
Consumer:
Residential mortgages	164,566	161,019	325,585	9,821,397	10,146,982	—
Home equity loans and lines of credit	51,584	76,379	127,963	5,201,284	5,329,247	—
RICs and auto loans - originated	3,247,752	299,021	3,546,773	26,296,475	29,843,248	—
RICs and auto loans - purchased	169,793	12,489	182,282	431,367	613,649	—
Personal unsecured loans	97,577	89,978	187,555	2,255,351	2,442,906	86,413
Other consumer	15,465	11,981	27,446	375,789	403,235	—
Total	$3,989,462	$777,007	$4,766,469	$85,650,369	$90,416,838	$86,413
(1) C&I loans includes $44.1 million of LHFS at March 31, 2019.
(2) Residential mortgages includes $194.5 million of LHFS at March 31, 2019.
(3) Personal unsecured loans includes $1.0 billion of LHFS at March 31, 2019.

	As of
	December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivable(1)	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$20,179	$49,317	$69,496	$8,634,985	$8,704,481	$—
C&I	61,495	74,210	135,705	15,602,453	15,738,158	—
Multifamily	1,078	4,574	5,652	8,303,463	8,309,115	—
Other commercial	16,081	5,330	21,411	7,608,593	7,630,004	6
Consumer:
Residential mortgages	186,222	171,265	357,487	9,741,496	10,098,983	—
Home equity loans and lines of credit	58,507	79,860	138,367	5,327,303	5,465,670	—
RICs and auto loans - originated	4,076,015	419,819	4,495,834	24,036,251	28,532,085	—
RICs and auto loans - purchased	242,604	21,923	264,527	538,608	803,135	—
Personal unsecured loans	93,675	102,463	196,138	2,404,327	2,600,465	98,973
Other consumer	16,261	13,782	30,043	417,007	447,050	—
Total	$4,772,117	$942,543	$5,714,660	$82,614,486	$88,329,146	$98,979

(1)	Residential mortgages included $214.5 million of LHFS at December 31, 2018.

(2)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2018.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	March 31, 2019
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$74,425	$83,594	$—	$76,741
C&I	42,472	52,697	—	34,166
Multifamily	10,077	10,984	—	14,169
Other commercial	13,528	13,563	—	10,438
Consumer:
Residential mortgages	141,221	194,953	—	143,060
Home equity loans and lines of credit	45,176	47,208	—	45,623
RICs and auto loans - originated	—	—	—	1
RICs and auto loans - purchased	5,565	7,149	—	6,313
Personal unsecured loans	20	20	—	12
Other consumer	3,195	3,195	—	3,393
With an allowance recorded:
Commercial:
CRE	51,918	59,844	6,951	55,390
C&I	176,353	196,603	64,850	178,266
Multifamily	—	—	—	—
Other commercial	65,921	65,921	23,508	62,918
Consumer:
Residential mortgages	255,166	291,999	28,234	254,566
Home equity loans and lines of credit	64,226	74,872	4,294	62,383
RICs and auto loans - originated	4,318,164	4,331,157	1,133,183	4,474,389
RICs and auto loans - purchased	494,097	558,409	146,232	554,084
Personal unsecured loans	15,685	15,814	6,210	15,934
Other consumer	10,014	12,971	1,232	10,037
Total:
Commercial	$434,694	$483,206	$95,309	$432,088
Consumer	5,352,529	5,537,747	1,319,385	5,569,795
Total	$5,787,223	$6,020,953	$1,414,694	$6,001,883

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $205.4 million for the three-month period ended March 31, 2019 on approximately $4.8 billion of TDRs that were in performing status as of March 31, 2019.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

March 31, 2019	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,751,438	$14,741,539	$8,262,331	$7,500,488	$38,255,796
Special mention	538,203	782,001	204,314	280,641	1,805,159
Substandard	373,474	455,380	25,380	40,328	894,562
Doubtful	3,889	38,786	—	66,052	108,727
N/A (2)	42,746	530,581	—	—	573,327
Total commercial loans	$8,709,750	$16,548,287	$8,492,025	$7,887,509	$41,637,571

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

December 31, 2018	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,655,627	$14,003,134	$8,072,407	$7,466,419	$37,197,587
Special mention	628,097	772,704	204,262	67,313	1,672,376
Substandard	373,356	408,515	32,446	36,255	850,572
Doubtful	4,655	38,373	—	60,017	103,045
N/A (2)	42,746	515,432	—	—	558,178
Total commercial loans	$8,704,481	$15,738,158	$8,309,115	$7,630,004	$40,381,758

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	March 31, 2019		December 31, 2018
(dollars in thousands)	RICs and auto loans	Percent	RICs and auto loans	Percent
No FICO®(1)	$3,236,902	10.6%	$3,136,449	10.7%
<600	15,208,232	49.9%	14,884,385	50.7%
600-639	5,414,127	17.8%	5,185,412	17.7%
640-679	4,968,013	16.3%	4,758,394	16.2%
680-719	369,272	1.2%	289,270	1.0%
720-759	356,081	1.2%	283,052	1.0%
>=760	904,270	3.0%	798,258	2.7%
Total	$30,456,897	100.0%	$29,335,220	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
March 31, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$55,818	$2,871	$—	$—	$—	$—	$—	$58,689
<600	70	209,547	50,759	39,104	26,952	2,843	4,746	334,021
600-639	—	161,343	47,641	35,657	38,920	800	1,483	285,844
640-679	120	311,642	102,931	81,360	100,966	1,908	2,004	600,931
680-719	—	568,546	256,941	144,411	165,126	3,473	3,319	1,141,816
720-759	50	1,099,396	492,524	218,525	204,800	3,987	6,377	2,025,659
>=760	315	3,704,818	1,204,676	384,410	198,569	4,618	8,155	5,505,561
Grand Total	$56,373	$6,058,163	$2,155,472	$903,467	$735,333	$17,629	$26,084	$9,952,521
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

	Home Equity Loans and Lines of Credit(2)
March 31, 2019	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$131,248	$1,046	$451	$—	$—	$132,745
<600	1,066	212,854	62,843	13,389	5,459	295,611
600-639	311	168,783	44,896	5,383	3,412	222,785
640-679	694	304,570	103,486	11,713	5,951	426,414
680-719	710	528,051	195,615	18,069	11,808	754,253
720-759	97	733,174	260,357	17,718	12,157	1,023,503
>=760	1,304	1,842,488	562,711	40,841	26,592	2,473,936
Grand Total	$135,430	$3,790,966	$1,230,359	$107,113	$65,379	$5,329,247

(1)
Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2018	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$87,808	$4,465	$—	$—	$423	$—	$—	$92,696
<600	69	225,647	54,101	35,625	26,863	2,450	4,604	349,359
600-639	35	157,281	47,712	34,124	37,901	943	1,544	279,540
640-679	—	308,780	112,811	76,512	101,057	1,934	1,767	602,861
680-719	—	560,920	266,877	148,283	175,889	3,630	3,593	1,159,192
720-759	50	1,061,969	535,840	210,046	218,177	4,263	6,704	2,037,049
>=760	213	3,518,916	1,253,733	354,629	220,695	6,477	9,102	5,363,765
Grand Total	$88,175	$5,837,978	$2,271,074	$859,219	$781,005	$19,697	$27,314	$9,884,462

(1)	Excludes LHFS.

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018

Performing	$4,774,676	$5,014,224
Non-performing	720,190	908,128
Total (1)	$5,494,866	$5,922,352
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

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month periods ended March 31, 2019, and 2018, respectively:

	Three-Month Period Ended March 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	17	$44,709	$395	$711	$45,815
C&I	24	620	1	—	621
Consumer:
Residential mortgages(3)	26	3,513	—	157	3,670
Home equity loans and lines of credit	41	5,077	—	421	5,498
RICs and auto loans - originated	19,431	328,173	(432)	1,053	328,794
RICs - purchased	418	1,969	2	(5)	1,966
Personal unsecured loans	51	570	—	(3)	567
Other consumer	6	182	—	(1)	181
Total	20,014	$384,813	$(34)	$2,333	$387,112
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
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	27	$34,507	$(11)	$(1,131)	$33,365
C&I	80	3,725	(4)	(131)	3,590
Consumer:
Residential mortgages(3)	61	9,927	—	(720)	9,207
Home equity loans and lines of credit	94	6,104	—	(232)	5,872
RICs and auto loans - originated	32,787	562,736	(1,175)	(73)	561,488
RICs - purchased	1,895	14,217	(316)	(2)	13,899
Personal unsecured loans	4,833	7,860	—	(98)	7,762
Other consumer	13	136	(1)	(4)	131
Total	39,790	$639,212	$(1,507)	$(2,391)	$635,314
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month periods ended March 31, 2019, and 2018, respectively.

	Three-Month Period Ended March 31,
	2019		2018
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	1	$130	2	$284
C&I	15	591	52	1,520
Consumer:
Residential mortgages	53	4,802	64	8,868
Home equity loans and lines of credit	6	425	7	551
RICs and auto loans	7,559	125,322	12,022	201,669
Personal unsecured loans	60	534	2,324	3,243
Other consumer	—	—	1	10
Total	7,694	$131,804	14,472	$216,145

(1)	The recorded investment represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

NOTE 5. OPERATING LEASE ASSETS, NET (continued)

Operating lease assets, net consisted of the following as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Leased vehicles	$19,136,180	$18,737,338
Less: accumulated depreciation	(3,529,738)	(3,518,025)
Depreciated net capitalized cost	15,606,442	15,219,313
Origination fees and other costs	69,232	66,967
Manufacturer subvention payments	(1,287,017)	(1,307,424)
Leased vehicles, net	14,388,657	13,978,856

Commercial equipment vehicles and aircraft, gross	136,176	130,274
Less: accumulated depreciation	(34,734)	(30,337)
Commercial equipment vehicles and aircraft, net	101,442	99,937

Total operating lease assets, net	$14,490,099	$14,078,793

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2019 (in thousands):

2019	$1,862,576
2020	1,909,673
2021	850,623
2022	75,928
2023	6,978
Thereafter	11,820
Total	$4,717,598

Lease income was $674.9 million and $540.9 million for the three-month periods ended March 31, 2019, and 2018, respectively.

During the three-month periods ended March 31, 2019 and 2018, the Company recognized $24.0 million and $53.2 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense was $479.3 million and $424.3 million for the three-month periods ended March 31, 2019, and 2018, respectively.

NOTE 6. VIEs

The Company transfers RICs and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP and the Company may or may not consolidate these VIEs on its Condensed Consolidated Balance Sheets.

The collateral borrowings under credit facilities and securitization notes payable of the Company’s consolidated VIEs remain on the Condensed Consolidated Financial Statements. The Company recognizes finance charges, fee income, and provision for credit losses on the RICs, and leased vehicles and interest expense on the debt. Revolving credit facilities generally also utilize entities that are considered VIEs, which are included on the Condensed Consolidated Balance Sheets.

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling trust is considered a VIE.

NOTE 6. VIEs (continued)

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Condensed Consolidated Financial Statements, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, and that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows(1):

(in thousands)	March 31, 2019	December 31, 2018
Assets
Restricted cash	$1,830,617	$1,582,158
Loans(2)	24,846,214	24,098,638
Operating lease assets, net	14,388,657	13,978,855
Various other assets	667,368	685,383
Total Assets	$41,732,856	$40,345,034
Liabilities
Notes payable(2)	$32,810,785	$31,949,839
Various other liabilities	109,388	122,010
Total Liabilities	$32,920,173	$32,071,849
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
(2) Reflects the impacts of purchase accounting.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of March 31, 2019 and December 31, 2018, the Company was servicing $28.0 billion and $27.1 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

A summary of the cash flows received from the consolidated securitization Trusts for the three-month periods ended March 31, 2019 and 2018 is as follows:

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Assets securitized	$4,928,462	$7,240,944

Net proceeds from new securitizations (1)	$3,962,618	$3,476,322
Net proceeds from sale of retained bonds	17,306	211,610
Cash received for servicing fees (2)	208,325	215,790
Net distributions from Trusts (2)	592,769	545,152
Total cash received from Trusts	$4,781,018	$4,448,874
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month period ended March 31, 2019, the Company sold no RICs to VIEs in off-balance sheet securitizations compared to sales of $1.5 billion for a loss of $16.9 million during the three-month period ended March 31, 2018. Beginning in 2017, the transactions were executed under the Company's securitization platforms with Santander. Santander, as a majority owned affiliate, holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

NOTE 6. VIEs (continued)

As of March 31, 2019 and December 31, 2018, the Company was servicing $3.6 billion and $4.1 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	March 31, 2019	December 31, 2018
Santander Private Auto Issuing Note ("SPAIN") trust	$3,110,475	$3,461,793
Total serviced for related parties	3,110,475	3,461,793

Chrysler Capital securitizations	520,842	611,050
Total serviced for third parties	520,842	611,050
Total serviced for other portfolio	$3,631,317	$4,072,843

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the Trusts for the three-month periods ended March 31, 2019 and 2018 is as follows:

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Receivables securitized (1)	$—	$1,475,253

Net proceeds from new securitizations	$—	$1,474,820
Cash received for servicing fees	10,251	8,078
Total cash received from Trusts	$10,251	$1,482,898
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units at March 31, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at March 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
(1) Formerly Commercial Banking.

The Company made a change in its reportable segments beginning January 1, 2019, and accordingly, has re-allocated goodwill to the related reporting units based on the estimated fair value of each reporting unit. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions as used in the October 1, 2018 goodwill impairment test, and noted there was no impairment. See Note 18 for additional details on the change in reportable segments.

During first quarter of 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, were combined.

There were no disposals, additions or impairments of goodwill for the three-month period ended March 31, 2019 or 2018.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2019		December 31, 2018
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$377,393	$(202,607)	$387,196	$(192,804)
Chrysler relationship	61,250	(77,500)	65,000	(73,750)
Trade name	14,400	(3,600)	14,700	(3,300)
Other intangibles	7,386	(47,803)	8,297	(46,894)
Total intangibles subject to amortization	$460,429	$(331,510)	$475,193	$(316,748)

At March 31, 2019 and December 31, 2018, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $14.8 million, and $15.3 million, for the three-month periods ended March 31, 2019, and 2018, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2019	$58,992	$14,766	$44,226
2020	58,657	—	58,657
2021	39,903	—	39,903
2022	39,901	—	39,901
2023	28,649	—	28,649
Thereafter	249,093	—	249,093

NOTE 8. OTHER ASSETS

The following is a detail of items that comprised other assets at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Operating lease right-of-use (ROU) assets	$702,671	$—
Deferred tax assets	604,443	625,087
Accrued interest receivable	537,307	566,602
Derivative assets at fair value	512,571	511,916
Other repossessed assets	199,393	225,890
Equity method investments	202,802	204,687
MSRs	142,422	152,121
OREO	106,097	107,868
Miscellaneous assets, receivables and prepaid expenses	1,474,927	1,259,165
Total other assets	$4,482,633	$3,653,336

NOTE 8. OTHER ASSETS (continued)

Other assets is comprised of:

•	Operating lease ROU assets

We have operating leases for real estate and non-real estate assets. Real estate leases relate to office space and bank/lending retail branches. Non-real estate leases include data-centers, automated teller machines ("ATMs"), vehicles and certain equipment leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Some lease payments may vary based on changes in the Consumer Price Index (CPI). The Company generally uses the contractual lease terms to allocate lease and non-lease components.

Real estate leases may include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. The exercise of lease renewal options is at our sole discretion. The Company includes a renewal option period in the lease term if it is reasonably certain that it will exercise such option. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term, using our incremental borrowing rates.

At March 31, 2019, operating lease ROU assets were $702.7 million and operating lease liabilities were $759.8 million. Operating lease ROU assets are included in Other Assets in the Company’s Condensed Consolidated Balance Sheets. Lease liabilities are included in Accrued Expenses and Payables in the Company’s Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2019, operating lease expenses were $37.6 million and sublease income was $0.6 million, respectively and is reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2019	Total Operating leases
(in thousands)
2019	$108,489
2020	134,781
2021	124,541
2022	115,645
2023	101,202
Thereafter	266,798
Total lease liabilities	$851,456
Less: Interest	(91,638)
Present value of lease liabilities	$759,818

Operating Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	3.2%

Other Information	March 31, 2019
(in thousands)
Operating cash flows from operating leases(1)	$(23,640)
Leased assets obtained in exchange for new operating lease liabilities	$705,443
(1) Activity is included within the net change in other liabilities on the Condensed Consolidated Statement of Cash Flows.

NOTE 8. OTHER ASSETS (continued)

The Company made approximately $0.9 million in payments during the quarter ending March 31, 2019 to Santander for rental of certain office space. The related ROU asset and lease liability were approximately $14.1 million on March 31, 2019.

•	Deferred tax asset, net - Refer to Note 13 of these Condensed Consolidated Financial Statements for more information on tax-related activities.

•	Derivative assets at fair value - Refer to the offsetting of financial assets table in Note 12 to these Condensed Consolidated Financial Statements for the detail of these amounts.

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

•	MSRs - See further discussion on the valuation of the MSRs in Note 14.

•
Miscellaneous assets and receivables includes $344.3 million and $373.2 million of Income tax receivables and $208.7 million and $199.0 million of prepaid expenses at March 31, 2019 and December 31, 2018, respectively. In addition subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables, and unapplied payments are also included in miscellaneous assets. The 2019 increase was due to increases in subvention receivables, and due from others related to broker-dealer activities offset by decreases in wire transfer clearing, and investment proceeds receivable.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$9,241,805	14.7%	$8,827,704	14.4%
Non-interest-bearing demand deposits	14,916,347	23.7%	14,420,450	23.4%
Savings	6,011,623	9.6%	5,875,787	9.6%
Customer repurchase accounts	450,771	0.7%	654,843	1.1%
Money market	23,965,771	38.0%	24,263,929	39.4%
CDs	8,360,527	13.3%	7,468,667	12.1%
Total Deposits (1)	$62,946,844	100.0%	$61,511,380	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $8.7 billion and $8.4 billion at March 31, 2019 and December 31, 2018, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.8 billion and $2.7 billion at March 31, 2019 and December 31, 2018, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $100.1 million and $50.0 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had $1.9 billion and $1.9 billion of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at March 31, 2019 were $45.6 billion, compared to $45.0 billion at December 31, 2018. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

NOTE 10. BORROWINGS (continued)

Bank

The Bank had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month period ended March 31, 2019 and the year ended December 31, 2018.

SHUSA

SHUSA had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month period ended March 31, 2019.

During 2018, the Company issued $1.4 billion of debt consisting of:

•	$427.9 million of its senior floating rate notes.

•	$1.0 billion of its 4.45% senior notes due 2021.

During 2018, the Company repurchased the following borrowings and other debt obligations:

•	$244.6 million of its 3.45% senior notes.

•	$821.3 million of its 2.7% senior notes.

•	$154.6 million of its Sovereign Cap Trust IX subordinated debentures and common securities.

In March 2019, the Company notified holders of SHUSA senior notes due May 2019, that the Company had the intention to call the notes in April 2019. The Company recorded a loss on debt extinguishment related to the accelerated amortization of deferred costs. The Company recorded a loss on debt extinguishment related to debt repurchases and early repayments at SHUSA of $18.0 thousand and $2.2 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.70% senior notes, due May 2019	$178,699	2.82%	$178,628	2.82%
2.65% senior notes, due April 2020	998,257	2.82%	997,848	2.82%
4.45% senior notes, due December 2021	995,898	4.61%	995,540	4.61%
3.70% senior notes, due March 2022	1,440,069	3.74%	1,440,063	3.74%
3.40% senior notes, due January 2023	995,130	3.54%	994,831	3.54%
4.50% senior notes, due July 2025	1,096,099	4.56%	1,095,966	4.56%
4.40% senior notes, due July 2027	1,049,803	4.40%	1,049,799	4.40%
Senior notes, due July 2019 (1)	388,725	3.74%	388,717	3.22%
Senior notes, due September 2019 (1)	370,943	3.74%	370,936	3.18%
Senior notes, due January 2020 (1)	302,624	3.78%	302,619	3.22%
Senior notes, due September 2020 (2)	111,553	3.17%	108,888	3.17%
Senior notes, due June 2022(1)	427,856	3.78%	427,850	3.38%
Subsidiaries
2.00% subordinated debt, maturing through 2042	40,989	2.00%	40,703	2.00%
Short-term borrowing, due within one year, maturing April 2019	22,500	2.40%	44,000	2.40%
Short-term borrowing, due within one year, maturing April 2019	11,823	0.38%	15,900	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$8,430,968	3.86%	$8,452,288	3.76%
(1) These notes bear interest at a rate equal to the three-month London Interbank Offered Rate (“LIBOR") plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

NOTE 10. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Subordinated term loan, due February 2019	$—	—	$99,402	8.20%
FHLB advances, maturing through September 2021	4,900,000	2.89%	4,850,000	2.74%
REIT preferred, callable May 2020	145,947	13.12%	145,590	13.22%
Subordinated term loan, due August 2022	26,856	10.33%	26,770	9.95%
Total Bank borrowings and other debt obligations	$5,072,803	3.22%	$5,121,762	3.18%

The Bank had outstanding irrevocable letters of credit totaling $842.1 million from the FHLB of Pittsburgh at March 31, 2019, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$355,345	$1,250,000	5.16%	$511,875	$—
Warehouse line, due November 2020	261,620	500,000	3.57%	289,933	505
Warehouse line, due August 2020(2)	2,515,243	4,400,000	4.09%	3,311,763	4,274
Warehouse line, due October 2020	775,177	2,050,000	5.16%	1,158,396	37
Warehouse line, due August 2019	37,484	500,000	8.6%	54,475	—
Warehouse line, due November 2020	751,400	1,000,000	3.68%	1,088,648	—
Warehouse line, due October 2019	80,600	350,000	5.74%	89,781	581
Repurchase facility, due May 2019(3)	167,748	167,748	3.80%	235,540	—
Repurchase facility, due May 2019(3)	119,169	119,169	3.04%	151,932	—
Total SC revolving credit facilities	$5,063,786	$10,336,917	4.27%	$6,892,343	$5,397

(1)	As of March 31, 2019, one-half of the outstanding balance on this facility matures in May 2019 and the remaining balance matures in March 2020.

(2)	This line is held exclusively for financing of Chrysler Capital leases.

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

	December 31, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates(1)	$314,845	$1,250,000	4.83%	$458,390	$—
Warehouse line, due November 2020	317,020	500,000	3.53%	359,214	525
Warehouse line, due August 2020(2)	2,154,243	4,400,000	3.79%	2,859,113	4,831
Warehouse line, due October 2020	242,377	2,050,000	5.94%	345,599	120
Warehouse line, due August 2019	53,584	500,000	8.34%	78,790	—
Warehouse line, due November 2020	1,000,000	1,000,000	3.32%	1,430,524	6
Warehouse line, due October 2019	97,200	350,000	4.35%	108,418	328
Repurchase facility, due April 2019(3)	167,118	167,118	3.84%	235,540	—
Repurchase facility, due March 2019(3)	131,827	131,827	3.54%	166,308	—
Total SC revolving credit facilities	$4,478,214	$10,348,945	3.91%	$6,041,896	$5,810

(1)	As of December 31, 2018, one-half of the outstanding balance on this facility matures in March 2019 and the remaining balance matures in March 2020.
(2), (3) See corresponding footnotes to the March 31, 2019 credit facilities table above.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and June 2026(1)	$18,489,633	$43,135,212	1.16% - 3.42%	$24,058,020	$1,790,578
SC privately issued amortizing notes, maturing on various dates between June 2019 and September 2024	8,590,669	13,541,368	0.88% - 3.53%	11,836,129	34,642
Total SC secured structured financings	$27,080,302	$56,676,580	0.88% - 3.53%	$35,894,149	$1,825,220
(1) Securitizations executed under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes initial note amounts issued balance for any securitizations deal that were paid off or any new top ups for the year

	December 31, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and April 2026(1)(2)	$19,225,169	$41,380,952	1.16% - 3.53%	$24,912,904	$1,541,714
SC privately issued amortizing notes, maturing on various dates between June 2019 and September 2024(1)	7,676,351	11,305,368	0.88% - 3.17%	10,383,266	35,201
Total SC secured structured financings	$26,901,520	$52,686,320	0.88% - 3.53%	$35,296,170	$1,576,915
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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of March 31, 2019 and December 31, 2018, SC had private issuances of notes backed by vehicle leases outstanding totaling $8.0 billion and $7.8 billion, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month periods ended March 31, 2019 and 2018, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended March 31, 2019			December 31, 2018		March 31, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$10,402	$(1,944)	$8,458
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(2,123)	668	(1,455)
Net unrealized gains on cash flow hedge derivative financial instruments	8,279	(1,276)	7,003	$(19,813)	$7,003	$(12,810)

Change in unrealized gains on investments in debt securities	121,377	(31,355)	90,022
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,000	(517)	1,483
Net unrealized gains on investments in debt securities	123,377	(31,872)	91,505	(245,767)	91,505	(154,262)
Pension and post-retirement actuarial gain(3)	6,301	(190)	6,111	(56,072)	6,111	(49,961)
As of March 31, 2019	$137,957	$(33,338)	$104,619	$(321,652)	$104,619	$(217,033)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of AFS securities.

(3)	Included in the computation of net periodic pension costs.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended March 31, 2018			December 31, 2017		March 31, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$(1,833)	$(4,671)	$(6,504)
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(1,687)	455	(1,232)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(3,520)	(4,216)	(7,736)	$(6,388)	$(7,736)
Cumulative impact of adoption of new ASUs (4)					(9,629)
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					(17,365)	(23,753)

Change in unrealized (losses) on investment securities	(136,960)	10,710	(126,250)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	663	(58)	605
Net unrealized (losses) on investment securities	(136,297)	10,652	(125,645)	(140,498)	(125,645)
Cumulative impact of adoption of new ASU(4)					(24,378)
Net unrealized (losses) on investments in debt securities					(150,023)	(290,521)
Pension and post-retirement actuarial gain(3)	5,929	(5,304)	625	(51,545)	625
Cumulative impact of adoption of new ASUs (4)					(5,087)
Pension and post-retirement actuarial gain upon adoption					(4,462)	(56,007)

As of March 31, 2018	$(133,888)	$1,132	$(132,756)	$(198,431)	$(171,850)	$(370,281)
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
(4) Includes impact of OCI reclassified to Retained earnings as a result of the adoption of ASU 2018-02. Refer to Note 1 for further discussion.

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

NOTE 12. DERIVATIVES (continued)

See Note 14 for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2019, derivatives in this category had a fair value of $1.1 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the first quarter of 2019, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of March 31, 2019 and December 31, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $8.3 million and $9.5 million, respectively. The Company had $13.5 million and $11.5 million in cash and securities collateral posted to cover those positions as of March 31, 2019 and December 31, 2018, respectively.

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

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities (including its borrowed funds). All of these swaps have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2019, the Company expected $15.7 million of gains/losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 12. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2019 and December 31, 2018 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,199,708	$28,601	$19,845	2.58%	1.81%	1.91
Pay variable - receive fixed interest rate swaps	4,000,000	—	62,587	1.41%	2.49%	1.78
Interest rate floor	2,200,000	16,393	—	0.02%	—%	1.69
Total	$10,399,708	$44,994	$82,432	1.59%	1.69%	1.82

December 31, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,176,105	$44,054	$10,503	2.67%	1.74%	2.07
Pay variable - receive fixed interest rate swaps	4,000,000	—	89,769	1.41%	2.40%	2.02
Interest rate floor	2,000,000	10,932	—	0.04%	—%	1.91
Total	$10,176,105	$54,986	$100,272	1.66%	1.66%	2.02

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2019 and December 31, 2018 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Mortgage banking derivatives:
Forward commitments to sell loans	$339,162	$329,189	$11	$4	$3,176	$4,821
Interest rate lock commitments	164,381	133,680	2,976	2,677	—	—
Mortgage servicing	430,000	455,000	4,842	1,575	1,598	8,953
Total mortgage banking risk management	933,543	917,869	7,829	4,256	4,774	13,774

Customer-related derivatives:
Swaps receive fixed	10,346,650	11,335,998	179,032	92,542	46,120	120,185
Swaps pay fixed	10,786,245	11,825,804	77,323	163,673	145,409	72,662
Other	2,199,443	2,162,302	7,483	11,151	8,688	14,294
Total customer-related derivatives	23,332,338	25,324,104	263,838	267,366	200,217	207,141

Other derivative activities:
Foreign exchange contracts	4,336,969	3,635,119	49,928	47,330	39,368	37,466
Interest rate swap agreements	2,120,775	2,281,379	6,409	11,553	6,170	3,264
Interest rate cap agreements	9,696,590	7,758,710	136,552	128,467	—	—
Options for interest rate cap agreements	9,679,846	7,741,765	—	—	136,470	128,377
Other	1,053,613	1,038,558	5,427	4,527	8,960	7,137
Total	$51,153,674	$48,697,504	$469,983	$463,499	$395,959	$397,159

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2019 and 2018:

(in thousands)		Three-Month Period Ended March 31,
Derivative Activity(1)	Line Item	2019	2018

Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$12,940	$2,764
Pay variable receive-fixed interest rate swap	Interest income on loans	(11,448)	(2,020)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	1,653	(514)
Interest rate lock commitments	Miscellaneous income, net	299	148
Mortgage servicing	Miscellaneous income, net	8,354	(9,150)
Customer-related derivatives	Miscellaneous income, net	(14,059)	5,869
Foreign exchange	Miscellaneous income, net	23,933	3,720
Interest rate swaps, caps, and options	Miscellaneous income, net	2,445	10,039
	Interest expense	—	—

Other	Miscellaneous income, net	(1,211)	(2,631)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 12. DERIVATIVES (continued)

The net amount of change recognized in OCI for cash flow hedge derivatives was a gain of $8.5 million, net of tax, for the three-month period ended March 31, 2019 and a loss of $6.5 million for the three-month period ended March 31, 2018.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $1.5 million and $1.2 million, net of tax, for the three-month periods ended March 31, 2019 and 2018, respectively.

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019
Cash flow hedges	$44,994	$—	$44,994	$3,878	$12,471	$28,645
Other derivative activities(1)	467,007	2,406	464,601	72,857	59,965	331,779
Total derivatives subject to a master netting arrangement or similar arrangement	512,001	2,406	509,595	76,735	72,436	360,424
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,976	—	2,976	—	—	2,976
Total Derivative Assets	$514,977	$2,406	$512,571	$76,735	$72,436	$363,400

December 31, 2018
Cash flow hedges	$54,986	$—	$54,986	$—	$22,451	$32,535
Other derivative activities(1)	460,822	6,570	454,252	1,066	116,516	336,670
Total derivatives subject to a master netting arrangement or similar arrangement	515,808	6,570	509,238	1,066	138,967	369,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,677	—	2,677	—	—	2,677
Total Derivative Assets	$518,485	$6,570	$511,915	$1,066	$138,967	$371,882

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged (3)	Net Amount
March 31, 2019
Cash flow hedges	$82,432	$—	$82,432	$5,984	$76,448	$—
Other derivative activities(1)	392,783	6,849	385,934	30,473	308,726	46,735
Total derivatives subject to a master netting arrangement or similar arrangement	475,215	6,849	468,366	36,457	385,174	46,735
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,176	—	3,176	—	3,121	55
Total Derivative Liabilities	$478,391	$6,849	$471,542	$36,457	$388,295	$46,790

December 31, 2018
Cash flow hedges	$100,272	$—	$100,272	$—	$5,612	$94,660
Other derivative activities(1)	392,338	13,422	378,916	—	316,285	62,631
Total derivatives subject to a master netting arrangement or similar arrangement	492,610	13,422	479,188	—	321,897	157,291
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,821	—	4,821	—	3,827	994
Total Derivative Liabilities	$497,431	$13,422	$484,009	$—	$325,724	$158,285

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

(3)
In certain instances, the Company is over-collateralized since the actual amount of cash pledged as collateral exceeds the associated financial liability. As a result, the actual amount of cash collateral pledged that is reported in the Condensed Consolidated Balance Sheets may be greater than the amount shown in the table above.

NOTE 13. INCOME TAXES

An income tax provision of $116.2 million was recorded for the three-month period ended March 31, 2019, compared to $96.1 million for the corresponding period in 2018. This resulted in an effective tax rate ("ETR") of 32.7% for the three-month period ended March 31, 2019, compared to 27.0% for the corresponding period in 2018.

The increase in the ETR for the three-month period ended March 31, 2019 was primarily due to an increase in state income tax expense recognized during the three-month period ended March 31, 2019 compared to the three-month period ending March 31, 2018.

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

NOTE 13. INCOME TAXES (continued)

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

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated OCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax liability balance of $699.8 million at March 31, 2019 (consisting of a deferred tax asset balance of $604.4 million and a deferred tax liability balance of $1.3 billion), compared to a net deferred tax liability balance of $587.5 million at December 31, 2018 (consisting of a deferred tax asset balance of $625.1 million and a deferred tax liability balance of $1.2 billion). The $112.3 million increase in net deferred liabilities for the three-month period ended March 31, 2019 was primarily due to an increase in deferred tax liabilities related to accelerated depreciation from leasing transactions.

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

NOTE 14. FAIR VALUE (continued)

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or discounted cash flow ("DCF") models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

There were no material transfers between Levels 1, 2 or 3 during the three-month periods March 31, 2019 or 2018 for any assets or liabilities valued at fair value on a recurring basis.

NOTE 14. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2019 and December 31, 2018.

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Financial assets:
U.S. Treasury securities	$—	$2,130,860	$—	$2,130,860	$526,364	$1,278,381	$—	$1,804,745
Corporate debt	—	142,939	—	142,939	—	160,114	—	160,114
ABS	—	100,898	326,108	427,006	—	109,638	327,199	436,837
State and municipal securities	—	15	—	15	—	16	—	16
MBS	—	8,768,379	—	8,768,379	—	9,231,275	—	9,231,275
Investment in debt securities AFS(3)	—	11,143,091	326,108	11,469,199	526,364	10,779,424	327,199	11,632,987
Other investments - trading securities	3,426	2,802	—	6,228	4	6	—	10
RICs HFI(4)	—	—	114,809	114,809	—	—	126,312	126,312
LHFS (1)(5)	—	188,282	—	188,282	—	209,506	—	209,506
MSRs (2)	—	—	140,134	140,134	—	—	149,660	149,660
Other assets - derivatives (3)	—	511,901	3,076	514,977	—	515,781	2,704	518,485
Total financial assets (6)	$3,426	$11,846,076	$584,127	$12,433,629	$526,368	$11,504,717	$605,875	$12,636,960
Financial liabilities:
Other liabilities - derivatives (3)	—	476,567	1,824	478,391	—	496,593	838	497,431
Total financial liabilities	$—	$476,567	$1,824	$478,391	$—	$496,593	$838	$497,431

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company has total MSRs of $142.4 million and $152.1 million as of March 31, 2019.and December 31, 2018, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities, on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $584.1 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.7% of total assets measured at fair value on a recurring basis and approximately 0.4% of total consolidated assets.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired commercial LHFI	$13,105	$43,538	$213,571	$270,214	$5,182	$150,208	$219,258	$374,648
Foreclosed assets	—	9,259	79,736	88,995	—	16,678	81,208	97,886
Vehicle inventory	—	354,411	—	354,411	—	342,617	—	342,617
LHFS(1)	—	—	1,024,296	1,024,296	—	—	1,073,795	1,073,795
Auto loans impaired due to bankruptcy	—	169,928	—	169,928	—	189,114	—	189,114
MSRs	—	—	9,061	9,061	—	—	9,386	9,386

(1)	These amounts include $1.0 billion and $1.1 billion of personal LHFS that were impaired as of March 31, 2019 and December 31, 2018, respectively.

NOTE 14. FAIR VALUE (continued)

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $254.7 million and $479.4 million at March 31, 2019 and December 31, 2018, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended March 31,
(in thousands)	Statement of Operations Location	2019	2018
Impaired LHFI	Provision for credit losses	$(6,592)	$(29,312)
Foreclosed assets	Miscellaneous income, net (1)	(2,252)	(2,473)
LHFS	Provision for credit losses	—	(381)
LHFS	Miscellaneous income, net (1)	(67,673)	(70,490)
Auto loans impaired due to bankruptcy	Provision for credit losses	(4,410)	(82,145)
MSRs	Miscellaneous income, net (1)	(173)	(549)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 14. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month periods ended March 31, 2019 and 2018, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended March 31, 2019					Three-Month Period Ended March 31, 2018
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$327,199	$126,312	$149,660	$1,866	$605,037	$350,252	$186,471	$145,993	$1,514	$684,230
Losses in OCI	(672)	—	—	—	(672)	(499)	—	—	—	(499)
Gains/(losses) in earnings	—	3,547	(9,246)	(700)	(6,399)	—	5,276	15,043	134	20,453
Additions/Issuances	—	—	2,897	—	2,897	—	1,349	2,755	—	4,104
Settlements(1)	(419)	(15,050)	(3,177)	86	(18,560)	(1,119)	(25,499)	(3,661)	97	(30,182)
Balances, end of period	$326,108	$114,809	$140,134	$1,252	$582,303	$348,634	$167,597	$160,130	$1,745	$678,106
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$3,547	$(9,246)	$(999)	$(6,698)	$—	$5,276	$15,043	$(14)	$20,305

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

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

NOTE 14. FAIR VALUE (continued)

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

Realized gains and losses on investments in debt securities are recognized in the Consolidated Statements of Operations through Net (loss) on sale of investment securities.

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

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans as well as the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, and are not significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. Gains and losses on residential mortgage LHFS are recognized in the Condensed Consolidated Statements of Operations through Miscellaneous income, net. See further discussion below in the section captioned "FVO for Financial Assets and Financial Liabilities."

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.2 million and $10.1 million, respectively, at March 31, 2019.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.9 million and $9.6 million, respectively, at March 31, 2019.

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

NOTE 14. FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at March 31, 2019 and December 31, 2018, respectively:

(dollars in thousands)	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$302,489	DCF	Discount Rate (1)	2.29% - 2.61% (2.56%)
Sale-leaseback securities	23,619	Consensus Pricing (2)	Offered quotes (3)	109.22%
RICs HFI	114,809	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.64%)
			Recovery Rate (6)	25.00% - 43.00% (41.53%)
Personal LHFS (10)	974,017	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	140,134	DCF	CPR (7)	6.77% - 100.00% (10.08%)
			Discount Rate (8)	9.71%

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

(10)	Excludes non-significant Level 3 LHFS portfolios.

(dollars in thousands)	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$303,224	DCF	Discount Rate (1)	2.68% - 2.73% (2.69%)
Sale-leaseback securities	23,975	Consensus Pricing (2)	Offered Quotes (3)	110.28%
RICs HFI	126,312	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.55%)
			Recovery Rate (6)	25.00% - 43.00% (41.6%)
Personal LHFS (10)	1,068,757	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	149,660	DCF	CPR (7)	7.06% - 100.00% (9.22%)
			Discount Rate (8)	9.71%
(1), (2), (3), (4), (5), (6), (7), (8), (9), (10) - See corresponding footnotes to the March 31, 2019 Level 3 Significant Inputs table above.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2019					December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,564,183	$7,564,183	$7,564,183	$—	$—	$7,790,593	$7,790,593	$7,790,593	$—	$—
Investment in debt securities AFS	11,469,199	11,469,199	—	11,143,091	326,108	11,632,987	11,632,987	526,364	10,779,424	327,199
Investment in debt securities HTM	2,711,701	2,674,628	—	2,674,628	—	2,750,680	2,676,049	—	2,676,049	—
Other investments - trading securities	6,228	6,228	3,426	2,802	—	10	10	4	6	—
LHFI, net	85,361,165	85,359,384	13,105	43,538	85,302,741	83,148,738	83,415,697	5,182	150,208	83,260,307
LHFS	1,212,578	1,212,646	—	188,282	1,024,364	1,283,278	1,283,301	—	209,506	1,073,795
Restricted cash	3,268,581	3,268,581	3,268,581	—	—	2,931,711	2,931,711	2,931,711	—	—
MSRs(1)	142,422	149,195	—	—	149,195	152,121	159,046	—	—	159,046
Derivatives	514,977	514,977	—	511,901	3,076	518,485	518,485	—	515,781	2,704

Financial liabilities:
Deposits	62,946,844	62,925,824	54,582,620	8,343,204	—	61,511,380	61,456,268	54,039,848	7,416,420	—
Borrowings and other debt obligations	45,647,858	45,957,959	—	31,939,247	14,018,712	44,953,784	45,083,518	—	31,494,126	13,589,392
Derivatives	478,391	478,391	—	476,567	1,824	497,431	497,431	—	496,593	838

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.

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

HTM investment securities

Investment securities HTM are recorded at amortized cost and are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

NOTE 14. FAIR VALUE (continued)

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

NOTE 14. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$188,282	$182,381	$5,901	$209,506	$204,061	$5,445
RICs HFI	114,809	128,578	(13,769)	126,312	142,882	(16,570)
Nonaccrual loans	3,986	6,529	(2,543)	7,630	10,427	(2,797)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At March 31, 2019 and December 31, 2018, the balance of these loans serviced for others accounted for at fair value was $14.3 billion and $14.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Non-interest income:
Consumer and commercial fees	$133,018	$138,561
Lease income	674,885	540,896
Miscellaneous income, net
Mortgage banking income, net	8,815	16,345
BOLI	14,317	14,568
Capital market revenue	49,522	56,613
Net gain on sale of operating leases	24,011	53,200
Asset and wealth management fees	43,048	43,337
Loss on sale of non-mortgage loans	(67,457)	(43,910)
Other miscellaneous income, net	17,287	(17,747)
Net losses on sale of investment securities	(2,000)	(663)
Total Non-interest income	$895,446	$801,200

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

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

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$56,167	$58,346
Commission and trailer fees(2)	38,649	29,450
Interchange income, net(2)	15,112	13,473
Underwriting service fees(2)	23,543	24,504
Asset and wealth management fees(2)	36,920	38,203
Other revenue from contracts with customers(2)	8,484	10,002
Total In-scope of revenue from contracts with customers	178,875	173,978
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	65,746	73,204
Lease income	674,885	540,896
Miscellaneous income/(loss)(3)	(22,060)	13,785
Net losses on sale of investment securities	(2,000)	(663)
Total Out-of-scope of revenue from contracts with customers	716,571	627,222
Total Non-interest income	$895,446	$801,200
(1) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

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

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Other expenses:
Amortization of intangibles	$14,766	$15,288
Deposit insurance premiums and other expenses(1)	31,737	16,761
Loss on debt extinguishment	18	2,212
Other administrative expenses	135,883	103,555
Other miscellaneous expenses	3,327	1,437
Total Other expenses	$185,731	$139,253
(1) The three-month period ended March 31, 2019 includes $25.3 million of FDIC insurance premiums that relates to periods from the first quarter of 2015 through the fourth quarter of 2018. The Company has concluded that the out-of-period correction is immaterial to all impacted periods.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$30,369,313	$30,269,311
Letters of credit	1,334,250	1,488,714
Unsecured revolving lines of credit	28,404	28,145
Recourse exposure on sold loans	49,945	49,733
Commitments to sell loans	363	875
Total commitments	$31,782,275	$31,836,778

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Included within the reported balances for Commitments to extend credit at March 31, 2019 and December 31, 2018 are $5.6 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2019 was 15.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2019 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at March 31, 2019. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of March 31, 2019 and December 31, 2018, the liability related to these letters of credit was $3.8 million and $4.6 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at March 31, 2019 and December 31, 2018 was the liability related to lines of credit outstanding of $86.7 million and $88.7 million, respectively.

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2019 and 2018, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2019	December 31, 2018
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain-sharing payments	$13,254	$7,001
Agreement with Bank of America	Servicer performance fee	5,980	6,353
Agreement with Citizens Bank of Philadelphia (CBP")	Loss-sharing payments	3,340	3,708
Other contingencies	Consumer arrangements	2,999	2,138

Following is a description of the agreements pursuant to which the liabilities in the preceding table were recorded.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Chrysler Agreement

Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must make gain-sharing payments to FCA when residual gains on leased vehicles exceed a specified threshold.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The Chrysler Agreement also requires that SC maintains at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC. The Chrysler Agreement is subject to early termination in certain circumstances, including the failure by either party to comply with certain of its ongoing obligations under the Chrysler Agreement. These obligations include SC's meeting specified escalating penetration rates for the first five years of the agreement. SC did not meet these penetration rates. Also, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. If FCA exercises its equity option, the Chrysler Agreement were to terminate or SC otherwise is unable to realize the expected benefits of its relationship with FCA, there could be a materially adverse impact to the Company's and SC's business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of its portfolio, liquidity, funding and growth, and the Company's or SC's ability to implement its business strategy could be materially adversely affected.

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

Other Contingencies
SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $3.0 million and $2.1 million at March 31, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of March 31, 2019 and December 31, 2018, the total unused credit available to customers was $2.8 billion and $3.1 billion, respectively. In 2019, SC purchased $300.0 million of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, SC purchased $1.2 billion of receivables out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $24.2 million of receivables related to newly-opened customer accounts during the three months ended March 31, 2019.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2019 and December 31, 2018, SC was obligated to purchase $9.2 million and $15.4 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20% of new accounts subsequently originated.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow agreement with a third party under the terms of which SC is committed to sell $350.0 million charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitments as of March 31, 2019 and December 31, 2018, not subject to a market price check were $52.2 million and $64.0 million, respectively.

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

As of March 31, 2019 and December 31, 2018, the Company accrued aggregate legal and regulatory liabilities of $250.7 million and $215.2 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $249 million and $286 million as of March 31, 2019 and December 31, 2018, respectively. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

SHUSA Matters

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

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits
Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 26, 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's initial public offering (the "IPO"), including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit but ordered that merits discovery be stayed until the court ruled on the issue of class certification.

Feldman Lawsuit: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614 (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants, certain of its current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit.

Parmelee Lawsuits: SC is a defendant in two purported securities class action lawsuits filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC securities between February 3, 2015 and March 15, 2016. The complaint alleges that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. In March 2017, the company filed a motion to dismiss the lawsuit. In January 2018, the court granted SC’s motion as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiffs filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9.5 million. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit. A final settlement approval hearing is scheduled for May 2019.

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

Regulatory Investigations and Proceedings

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

Currently, such matters include, but are not limited to, the following:

•
SC received a civil subpoena from the DOJ under Financial Institutions Reform, Recovery and Enforcement Act requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ with respect to this matter.

•
In October 2014, SC received a subpoena from the SEC commencing an investigation into SC’s securitization practices. In June 2016, the SEC served an additional subpoena on SC requesting documents related to SC’s securitization practices as well as SC’s financial restatements. SC produced documents responsive to these subpoenas, and the SEC has taken testimony from certain of SC’s employees. In December 2018, the SEC and SC reached a voluntary agreement to settle the SEC's investigation under which the SEC entered a cease-and-desist order against SC in an administrative matter captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 3-18932. SC paid a civil penalty of $1.5 million in January 2019 and agreed to cease and desist from any future violations of the Exchange Act and the rules thereunder.

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

Mississippi Attorney General Lawsuit

In January 2017, the Attorney General of the State of Mississippi (the "Mississippi AG") filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act (the "MCPA") and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, SC filed motions to dismiss the lawsuit and the parties are proceeding with discovery.

Servicemembers’ Civil Relief Act (“SCRA”) Consent Order

In February 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of SC’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Puerto Rico FINRA Arbitrations

As of March 31, 2019, SSLLC had received 623 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 425 arbitration cases that remained pending as of March 31, 2019.

As a result of Hurricane Maria impacting the Puerto Rico market including declines in Puerto Rico bond and CEF prices and attorney advertisements encouraging customers to file claims, it is possible that additional arbitration claims and/or increased claim amounts may be asserted in future periods.

Puerto Rico Class Actions

SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180.0 million of Puerto Rico bonds and $101.0 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds.

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

Contributions from Santander that impact common stock and paid-in capital within the Condensed Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Cash contribution	$34,331	$5,741
Adjustment to book value of assets purchased on January 1	—	277
Deferred tax asset on purchased assets	—	3,156
Contribution from shareholder	$34,331	$9,174

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

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

During the first quarter of 2019, the Company received a $34.3 million capital contribution from Santander.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement ("MSPA") with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform, for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. For the three-month period ended March 31, 2019 and March 31, 2018, the Company sold zero and $1.5 billion of loans at fair value under this MSPA. Servicing fee income of $8.4 million and $4.8 million was recognized in the Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2019 and March 31, 2018 respectively. SC had $15.8 million and $16.0 million of collections due to Santander as of March 31, 2019 and December 31, 2018, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf.

NOTE 18. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. During the fourth quarter of 2018, the CODM drove a reorganization of the Company's business leadership to better align the teams with how the CODM allocates resources and assesses business performance. Changes were made to the internal management reporting in 2019 and, accordingly, beginning in the first quarter of 2019, the prior Commercial Banking segment is now reported as two separate reportable segments: C&I and CRE & VF. All prior period results have been recast to conform to the new composition of reportable segments.

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

•
The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing and deposits to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.

•	The CRE & VF segment offers CRE loans and multifamily loans to customers. This segment also offers commercial loans to dealers and financing for commercial equipment and vehicles.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$364,977	$53,344	$102,565	$38,037	$41,187	$983,565	$7,324	$11,886	$1,602,885
Non-interest income	73,761	16,272	3,239	52,206	93,276	675,554	2,002	(20,864)	895,446
Provision for / (release of) credit losses	37,000	8,660	(134)	1,443	3,769	550,879	(1,406)	—	600,211
Total expenses	392,513	53,349	35,572	66,387	218,040	770,973	10,530	(4,950)	1,542,414
Income/(loss) before income taxes	9,225	7,607	70,366	22,413	(87,346)	337,267	202	(4,028)	355,706
Intersegment revenue/(expense)(1)	395	1,251	2,009	(3,670)	15	—	—	—	—
Total assets	21,537,786	7,187,337	18,978,574	9,200,197	37,006,795	45,045,906	—	—	138,956,595

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$304,050	$56,650	$98,869	$32,721	$62,968	$976,142	$9,895	$9,058	$1,550,353
Non-interest income	82,737	32,691	1,160	50,583	111,135	531,736	2,686	(11,528)	801,200
Provision for / (release of) credit losses	38,389	(7,900)	(1,841)	(2,055)	6,337	510,341	10,609	—	553,880
Total expenses	408,339	51,674	42,010	60,040	175,320	694,870	11,729	(2,621)	1,441,361
Income/(loss) before income taxes	(59,941)	45,567	59,860	25,319	(7,554)	302,667	(9,757)	151	356,312
Intersegment revenue/(expense)(1)	678	978	553	(2,281)	72	—	—	—	—
Total assets	18,857,134	6,241,656	18,077,107	7,062,542	38,944,264	40,028,740	—	—	129,211,443

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 69.8% (as of March 31, 2019) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico which offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, Santander Asset Management, LLC ("SAM"), are registered investment advisers with the Securities and Exchange Commission (the “SEC”).

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

SC is a full-service, technology-driven consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and securitization of retail installment contracts ("RICs"), principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers. Further information about SC’s business is provided below in the “Chrysler Capital” section.

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

Chrysler Capital

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand ("Chrysler Capital"), These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. RICs and vehicle leases entered into with FCA customers under the Chrysler Agreement represent a significant concentration of those portfolios and there is a risk that the Chrysler Agreement could be terminated prior to its expiration date. Termination of the Chrysler Agreement could result in a decrease in the amount of new RICs and vehicle leases entered into with FCA customers as well as dealer loans. Refer to Note 16 for additional details.

Under the terms of the Chrysler Agreement, certain standards were agreed to, including SC meeting specified escalating penetration rates for the first five years, subject to FCA treating SC in a manner consistent with comparable original equipment manufacturers ("OEMs'") treatment of their captive providers, primarily in regard to sales support. The failure of either party to meet its respective obligations under the Chrysler Agreement could result in the agreement being terminated. Chrysler Capital continues to be a focal point of the Company's and SC's strategy, and SC continues to work with FCA to improve penetration rates.

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

The Company's average penetration rate for the three months ended March 31, 2019 was 31%, an increase from 28% for the same period in 2018. The Company's penetration rate has been constrained due to a more competitive landscape and low interest rates, causing its subvented loan offers not to be materially more attractive than other lenders' offers. Chrysler Capital continues to be a focal point of the Company's strategy, and the Company continues to work with FCA to improve penetration rates, and the Company remains committed to the Chrysler Agreement.

As of March 31, 2019, the Company had a $61.3 million Chrysler relationship intangible. The intangible is related to the upfront fee paid to Chrysler in May 2013. A significant change to the Chrysler Agreement could potentially be considered a triggering event requiring re-evaluation of whether or not the remaining unamortized balance of the upfront fee should be deemed impaired.

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

SC has dedicated financing facilities in place for its Chrysler Capital business. During the three-month period ended March 31, 2019, SC originated more than $2.4 billion  in Chrysler Capital loans, which represented 61% of the unpaid principal balance ("UPB") of its total RIC originations, with an approximately even share between prime and non-prime, as well  $2.0 billion  in Chrysler Capital leases. Since its May 2013 launch, Chrysler Capital has originated more than $55.5 billion in retail loans and $35.3 billion in leases, and facilitated the origination of $3.0 billion (excluding the SBNA RIC origination program) in leases and dealer loans for the Bank. As of March 31, 2019, SC's carrying value of its auto RIC portfolio consisted of $9.2 billion of Chrysler Capital loans, which represents 36% of SC's carrying value of its auto RIC portfolio.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the first quarter of 2019, unemployment remained low and year-to-date market results were positive, recovering from a volatile fourth quarter of 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unemployment rate at March 31, 2019 was down to 3.8% compared to 3.9% at December 31, 2018, and was lower compared to 4.1% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in professional and business services, healthcare, transportation, and warehousing.

The Bureau of Economic Analysis (the "BEA") advance estimate indicates that real GDP grew at an annualized rate of 3.2% for the first quarter of 2019, compared to 2.2% for the fourth quarter of 2018. Growth continued to be driven by increases in personal consumption expenditures and exports. State and local government spending increased during the first quarter. These positive contributions were offset by decreases to federal government spending and residential investment.

Market year-to-date returns for the following indices based on closing prices at March 31, 2019 were:

March 31, 2019
Dow Jones Industrial Average	11.2%
Standard & Poor's ("S&P") 500	13.1%
NASDAQ Composite	16.5%

At its January 2019 meeting, the Federal Open Market Committee decided to raise the federal funds rate target to 2.25%-2.50%, reflecting that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Overall inflation remains below the targeted rate of 2.0%.

The ten-year Treasury bond rate at March 31, 2019 was 2.41%, up from 2.69% at December 31, 2018. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

Current mortgage origination and refinancing information is not yet available. Based on the most current information released based on September 2018 statistics, mortgage originations and were down year-over-year, which included an increase in mortgage originations for home purchases from the same period in 2017 and a decrease mortgage originations from refinancing activity from the same period in 2017. These rates are representative of U.S. national average mortgage origination activity.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively low since that time. NPLs for U.S. commercial banks were approximately 0.95% of loans using the latest available data, which was as of the fourth quarter of 2018, compared to 0.98% for the prior quarter.

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

Credit Rating Actions

The following table presents Moody's Investors Service, Inc. (“Moody’s”), S&P and Fitch credit ratings for the Bank, BSPR, SHUSA, Santander, and the Kingdom of Spain, as of March 31, 2019:

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
(1)    P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.
(2) Short Term Debt and Short Term Deposit Ratings are both F-2.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Moody's announced completion of its periodic reviews and affirmed its ratings over SHUSA, BSPR, and Spain in March 2019 and Santander in April 2019. Fitch affirmed its ratings and outlook for Spain in January 2019.

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

Puerto Rico Economy

Most of BSPR’s business activities are concentrated with customers located within Puerto Rico, thus its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy, including the residential and commercial real estate markets. Due to the fiscal and economic crisis experienced during the last years, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) in 2016, which, among other things, established a Fiscal Oversight and Management Board for Puerto Rico (“FOB”) and a framework for the restructuring of the debts of Puerto Rico, its instrumentalities and municipalities. Puerto Rico and several of its instrumentalities have commenced debt restructuring proceedings under PROMESA. At this time, no municipality has commenced, or has been authorized by the oversight board to commence, any such debt restructuring proceeding under PROMESA.

During the first quarter of 2019, Puerto Rico’s economic conditions continued improving, assisted by federal funding for the reconstruction process post-Hurricane Irma and Hurricane Maria. Puerto Rico is expected to receive $82 billion in federal relief funds and insurance payouts during the next 10-15 years. Of the $45 billion in federal relief funds already committed, $18 billion has been received so far. The partial disbursement of this funding and the insurance payouts are having a positive impact on the island’s economic activity in the near term. The Index of Economic Activity developed by the Economic Development Bank reached 121 in February, resulting in 3% annual growth compared to the index value for the same period last year. The unemployment rate remained stable, at near 8.5% during the 2019 first quarter, with 1,600 new jobs created month-over-month and 19,500 new jobs year-over-year. However, the current unemployment level remains influenced by reductions in the labor force. Meanwhile, the housing market is gradually improving, with total sales (new and existing units) increasing 19.6% in February and the average price rising 10.7% to $153,844, the highest price level since 2015. On the fiscal front, Puerto Rico's liquidity position is improving with its treasury bank account at $5.6 billion and year-to-date net cash flow of $2.5 billion. Finally, the Puerto Rico Fiscal Agency and Financial Advisory Authority, on behalf of the Puerto Rico Infrastructure Financing Authority and the Puerto Rico Posts Authority, entered on April 10, 2019 into a restructuring support agreement for holders of certain Puerto Rico bonds.

Although as of the date hereof the FOB has sought to use the restructuring authority provided by PROMESA, limited to certain Puerto Rico instrumentalities, the FOB may use the restructuring authority of Title III or Title VI of PROMESA for others, including its municipalities, in the future. Although BSPR has a diversified loan portfolio, it continues with efforts to de-risk the portfolio, with credit risk indicators improving significantly year-over-year and surpassing budgeted targets. The lending strategy with respect to the public sector has been to enter into commitments with short-term maturities, payment priorities, and/or strong guarantees, as well as with adequate profitability. Such commitments to the public sector amounted to approximately $263 million ($56 million to agencies and public corporations and $207 million to municipalities) and $265 million ($57 million to agencies and public corporations and $208 million to municipalities) as of March 31, 2019 and December 31, 2018, respectively, which represented approximately 16% of BSPR's commercial loan portfolio for both periods. A substantial portion of BSPR’s credit exposure to Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment, fixed-income investments or real estate. For agencies and public corporations, guarantees are mainly mortgages, securities and standby letter of credits from low-risk multinational entities. In the case of municipalities, the main sources of income are from the Municipal Revenue Collection Center for property taxes and from the Secretary of the Treasury for sales and use taxes. In most cases, these are “general obligations” of a municipality, to which the municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. As of March 31, 2019 and December 31, 2018, $25 million, or 9%, of commercial loans granted to the public sector mature in one year or less.

See Note 16 to the Consolidated Financial Statements for a discussion of Financial Industry Regulatory Authority (“FINRA") arbitration claims and class action litigation to which the Company and its affiliates are subject as a result of the sale of Puerto Rico bonds and closed-end funds.

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

Payment of Dividends

SHUSA is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. In addition to those arising as a result of the Comprehensive Capital Analysis and Review (“CCAR”) process described under the caption “Stress Tests and Capital Adequacy” below, SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to the payment of dividends as described in the “Stress Tests and Capital Adequacy” discussion in this section. Refer to the Liquidity and Capital Resources section of this MD&A for detail of the capital actions of the Company and its subsidiaries during the period.

Foreign Banking Organizations ("FBOs")

In February 2014, the Federal Reserve issued the final rule implementing certain enhanced prudential standards (“EPS”) mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA") (the “Final Rule”). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an intermediate holding company (an “IHC"). In addition, the Final Rule required U.S. bank holding companies ("BHCs") and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a result of the phased-in approach, on July 1, 2017, Santander transferred ownership of Santander Financial Services, Inc. ("SFS") and, on July 2, 2018, Santander transferred ownership of an additional entity, Santander Asset Management, LLC ("SAM") to the IHC.

Economic Growth Act

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act") was signed into law. The Economic Growth Act scales back certain requirements of the DFA, primarily benefiting banks with $10 billion or less in assets, but also reducing regulatory requirements and modifying the enhanced supervision and EPS that may benefit certain mid-sized and larger BHCs and financial institutions. The Company applied the change during the fourth quarter of 2018, which impacted highly volatile acquisition, development and construction loans and resulted in an insignificant impact to risk-weighted assets ("RWAs") and risk-based ratios.

Regulatory Capital Requirements

Final U.S. Basel III regulatory capital rules are applicable to both SHUSA and the Bank and establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets.

These rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios was phased in effective January 1, 2019. This buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

These U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and will defer the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspend the risk-weighting to 100 percent for deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  In addition, the regulatory agencies issued a secondary proposal in 2017 to further revise the capital rule by introducing new treatment of high volatility acquisition, development and construction loans, and by modifying the calculation for minority interest includible within capital, for which the regulators have not released a final decision.  In 2018, the regulatory agencies issued an additional proposal that would revise the definition of high volatility commercial real estate exposures.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2019, the Bank met the criteria to be classified as “well-capitalized.”

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity Rules

The Federal Reserve, the FDIC, and the OCC have established a rule to implement the Basel III liquidity coverage ratio (the “LCR”) for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets ("HQLA") equal to its expected net cash outflow for a 30-day time horizon. Smaller covered companies (more than $50 billion in assets) such as the Company were required to calculate the LCR monthly beginning January 2016. The Company was required to calculate the modified U.S. LCR (the "US LCR") on a monthly basis beginning with data as of January 31, 2016 and is required to satisfy a minimum US LCR requirement of 100%. We are required to disclose elements under this final rule for quarterly periods, which can be found on our website at https://www.santanderus.com/us/investorshareholderrelations. At March 31, 2019, SHUSA's US LCR was above 100%.

The net stable funding ratio (the “NSFR”) is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thereby reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity in a way that could increase the risk of its failure and potentially lead to broader systemic stress. In May 2016, the Federal Reserve issued a proposed rule for NSFR applicable to U.S. financial institutions. The proposed rule has not been finalized, and the Company is currently evaluating the impact the proposed rule would have on its financial position, results of operations and disclosures.

Resolution Planning

The DFA requires all BHCs and FBOs with assets of $50 billion or more to prepare and regularly update resolution plans ("165(d) Resolution Plan"). The 165(d) Resolution Plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) Resolution Plan was submitted to the Federal Reserve and FDIC in December 2018. In addition, under amended Federal Deposit Insurance Corporation Improvements Act rules, the insured depository institution ("IDI") resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The most recent IDI resolution plan was submitted to the FDIC in June 2018. SHUSA and SBNA are currently awaiting feedback.

Total Loss-Absorbing Capacity (“TLAC")

The Federal Reserve’s total loss-absorbing capacity rule (the “TLAC Rule”) requires certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured long-term debt ("LTD"). The TLAC Rule applies to U.S. GSIBs and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBO. The Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of LTD and Tier 1 capital. As a result, SHUSA will need to hold the higher of 18% of its RWAs or 9% of its total consolidated assets in the form of TLAC, of which 6% of its RWAs or 3.5% of total consolidated assets must consist of LTD. In addition, SHUSA must maintain a TLAC buffer composed solely of CET1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. The TLAC Rule became effective on January 1, 2019.

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

Risk Retention Rule

In December 2014, the Federal Reserve issued its final credit risk retention rule, which generally requires sponsors of ABS to retain at least five percent of the credit risk of the assets collateralizing ABS. SHUSA, primarily through SC, is an active participant in the structured finance markets and began to comply with the retention requirements effective in December 2016.

Heightened Standards

OCC guidelines to strengthen the governance and risk management practices of large financial institutions are commonly referred to as “heightened standards.” The heightened standards apply to insured national banks with $50 billion or more in consolidated assets. The heightened standards require covered institutions to establish and adhere to a written risk governance framework to manage and control their risk-taking activities. The heightened standards also provide minimum standards for the institutions’ boards of directors to oversee the risk governance framework.

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

Regulation AB II

Regulation AB II, among other things, expanded disclosure requirements and modified the offering and shelf registration process for ABS. SC must comply with these rules, which impact all offerings of publicly registered ABS and all reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for outstanding publicly-registered ABS, and affect SC's public securitization platform.

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

In February 2016, the CFPB issued a supervisory letter relating to its investigation of SC’s compliance systems, Board and senior management oversight, consumer complaint handling, marketing of guaranteed auto protection ("GAP") coverage and loan deferral disclosure practices. SC subsequently received a series of civil investigative demands from the CFPB requesting information and testimony regarding SC’s marketing of GAP coverage and loan deferral disclosure practices. In November 2018, SC entered into a voluntary settlement with the CFPB under which the CFPB entered a consent order against SC in an administrative proceeding captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 2018-BCFP-0008. In the consent order, the CFPB found, among other things, that SC violated the Consumer Financial Protection Act of 2010 (the "CFPA") in its marketing of GAP coverage and in certain of its loan deferral disclosure practices. Without admitting or denying the findings, SC agreed to pay a civil penalty of $2.5 million to the CFPB and to provide remediation to certain impacted customers. The consent order also requires SC to submit a comprehensive plan to the CFPB demonstrating how it will comply with the CFPA and the terms of the consent order.

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

As of March 31, 2019, SSLLC had received 623 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"). Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 425 arbitration cases that remained pending as of March 31, 2019.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this quarterly report:

•
Santander UK plc (“Santander UK”) holds accounts for two customers, with the first customer holding one savings account and one current account and the second customer holding one savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2019 were negligible relative to the overall profits of Santander.

•
Santander UK held one savings account and one current account for another customer resident in the UK who is currently designated by the U.S. under the SDGT sanctions program.  The United Nations and European Union removed this customer from their equivalent sanctions lists in 2008.  The customer relationship predated the designations of the customer under these sanctions.  After identifying the U.S. sanctions issue, Santander UK determined to put a block on the accounts and the accounts were closed on January 14, 2019.  Revenues generated by Santander UK on these accounts in the first quarter of 2019 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the first quarter of 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts through the first quarter of 2019.

•
The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first quarter of 2019, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit- taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$1,602,885	$1,550,353	$52,532	3.4%
Provision for credit losses	(600,211)	(553,880)	46,331	8.4%
Total non-interest income	895,446	801,200	94,246	11.8%
General, administrative and other expenses	(1,542,414)	(1,441,361)	101,053	7.0%
Income before income taxes	355,706	356,312	(606)	(0.2)%
Income tax provision	116,214	96,062	20,152	21.0%
Net income	239,492	260,250	(20,758)	(8.0)%
Net income attributable to non-controlling interest	72,512	75,138	(2,626)	(3.5)%
Net income attributable to SHUSA	$166,980	$185,112	$(18,132)	(9.8)%

The Company reported pre-tax income of $355.7 million for the three-month period ended March 31, 2019, compared to pre-tax income of $356.3 million for the three-month period ended March 31, 2018. Factors contributing to this change were as follows:

•
Net interest income increased $52.5 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily due to an increase in interest income on loans as a result of high average loan balances and increasing rates, offset by a smaller increase on deposits and customer accounts as a result of higher interest rates overall and promotional rates offered during the quarter, and an increase in interest expense on borrowings due to higher borrowing rates.

•
The provision for credit losses increased $46.3 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily due to worsening credit performance for non-troubled debt restructuring ("TDR") loans and recovery rates for the RIC and auto loan portfolio.

•
Total non-interest income increased $94.2 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily due to lease income associated with the continued growth of the lease portfolio and an increase in gain on sale of assets coming off lease.

•
Total general, administrative and other expenses increased $101.1 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily due to an increase in lease depreciation expense as a result of growth of the Company's leased vehicle portfolio, and an increase in operational risk expense for the three-month period ended March 31, 2019.

•
Income tax provisions increased $20.2 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. The income tax provision increased in 2019 primarily due to an increase in the state income tax provision.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED March 31, 2019 AND 2018
	2019 (1)			2018 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$20,639,499	$141,705	2.75%	$22,641,814	$128,330	2.27%	$13,375	$(9,615)	$22,990
LOANS(3):
Commercial loans	32,853,872	360,624	4.39%	30,469,522	305,396	4.01%	55,228	24,980	30,248
Multifamily	8,297,203	83,926	4.05%	8,166,086	79,234	3.88%	4,692	1,258	3,434
Total commercial loans	41,151,075	444,550	4.32%	38,635,608	384,630	3.98%	59,920	26,238	33,682
Consumer loans:
Residential mortgages	10,169,837	104,080	4.09%	9,279,002	92,576	3.99%	11,504	9,123	2,381
Home equity loans and lines of credit	5,329,272	69,313	5.20%	5,769,698	61,291	4.25%	8,022	(4,160)	12,182
Total consumer loans secured by real estate	15,499,109	173,393	4.47%	15,048,700	153,867	4.09%	19,526	4,963	14,563
RICs and auto loans	30,070,846	1,199,925	15.96%	26,162,729	1,093,288	16.72%	106,637	153,280	(46,643)
Personal unsecured	2,577,044	173,888	26.99%	2,349,472	159,837	27.21%	14,051	15,331	(1,280)
Other consumer(4)	426,345	7,582	7.11%	596,406	10,515	7.05%	(2,933)	(3,023)	90
Total consumer	48,573,344	1,554,788	12.80%	44,157,307	1,417,507	12.84%	137,281	170,551	(33,270)
Total loans	89,724,419	1,999,338	8.91%	82,792,915	1,802,137	8.71%	197,201	196,789	412
Intercompany investments	—	—	—%	4,640	43	3.71%	(43)	(22)	(21)
TOTAL EARNING ASSETS	110,363,918	2,141,043	7.76%	105,439,369	1,930,510	7.32%	210,533	187,152	23,381
Allowance for loan losses(5)	(3,888,264)			(3,985,392)
Other assets(6)	30,215,211			27,916,421
TOTAL ASSETS	$136,690,865			$129,370,398
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$9,524,744	$17,450	0.73%	$9,287,019	$7,342	0.32%	$10,108	$198	$9,910
Savings	5,882,257	3,443	0.23%	5,827,687	2,623	0.18%	820	27	793
Money market	24,436,411	74,157	1.21%	25,327,111	47,750	0.75%	26,407	(1,606)	28,013
Certificates of deposit ("CDs")	7,681,039	35,238	1.84%	5,499,654	17,709	1.29%	17,529	8,447	9,082
TOTAL INTEREST-BEARING DEPOSITS	47,524,451	130,288	1.10%	45,941,471	75,424	0.66%	54,864	7,066	47,798
BORROWED FUNDS:
Federal Home Loan Bank ("FHLB") advances, federal funds, and repurchase agreements	4,163,333	30,071	2.89%	1,714,444	9,581	2.24%	20,490	17,031	3,459
Other borrowings	40,602,371	377,799	3.72%	37,307,453	295,109	3.16%	82,690	27,503	55,187
TOTAL BORROWED FUNDS (7)	44,765,704	407,870	3.64%	39,021,897	304,690	3.12%	103,180	44,534	58,646
TOTAL INTEREST-BEARING FUNDING LIABILITIES	92,290,155	538,158	2.33%	84,963,368	380,114	1.79%	158,044	51,600	106,444
Noninterest bearing demand deposits	14,543,464			15,337,560
Other liabilities(8)	5,723,357			5,164,587
TOTAL LIABILITIES	112,556,976			105,465,515
STOCKHOLDER’S EQUITY	24,133,889			23,904,883
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$136,690,865			$129,370,398

NET INTEREST SPREAD (9)			5.43%			5.53%
NET INTEREST MARGIN (10)			5.81%			5.88%
NET INTEREST INCOME (11)		$1,602,885			$1,550,353

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$44,018	$32,513	$11,505	35.4%
Investments available-for-sale ("AFS")	74,430	73,505	925	1.3%
Investments held-to-maturity ("HTM")	17,322	17,064	258	1.5%
Other investments	5,935	5,248	687	13.1%
Total interest income on investment securities and interest-earning deposits	141,705	128,330	13,375	10.4%
Interest on loans	1,999,338	1,802,137	197,201	10.9%
Total interest income	2,141,043	1,930,467	210,576	10.9%
INTEREST EXPENSE:
Deposits and customer accounts	130,288	75,424	54,864	72.7%
Borrowings and other debt obligations	407,870	304,690	103,180	33.9%
Total interest expense	538,158	380,114	158,044	41.6%
NET INTEREST INCOME	$1,602,885	$1,550,353	$52,532	3.4%

Net interest income increased $52.5 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $13.4 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. The average balances of investment securities and interest-earning deposits for the three-month period ended March 31, 2019 were $20.6 billion with an average yield of 2.75% compared to an average balance of $22.6 billion and an average yield of 2.27% for the three-month period ended March 31, 2018. The increase in interest income on investment securities and interest-earning deposits for the three-month period ended March 31, 2019 was primarily due to an increase in the average yield on interest-earning deposits resulting from continued increases in the federal funds rate during 2018.

Interest Income on Loans

Interest income on loans increased $197.2 million for the three-month period ended March 31, 2019, compared to the first quarter of 2018. This increase was primarily due to an increase in the commercial loans and RIC and auto loan portfolios. The average balance of total loans was $89.7 billion with an average yield of 8.91% for the three-month period ended March 31, 2019 compared to $82.8 billion with an average yield of 8.71% for the three-month period ended March 31, 2018. The increase in the average balance of total loans of $6.9 billion for the first quarter of 2019 was primarily due to increases in the average balances of the commercial and consumer loan portfolios of $2.5 billion, and $4.4 billion, respectively. The increase in the average balance of the commercial loan portfolio was driven by overall strength in commercial originations. The increase in the average consumer loan balance was driven by continued growth in auto loans and RICs.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $54.9 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. The increase was primarily due to overall higher interest rates and higher promotional rates offered to customers during the year. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base. The average balances of total interest-bearing deposits was $47.5 billion with an average cost of 1.10% for the three-month period ended March 31, 2019, compared to an average balance of $45.9 billion with an average cost of 0.66% for the three-month period ended March 31, 2018.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $103.2 million for the three-month period ended March 31, 2019, compared to the first quarter of 2018. The increase in interest expense on borrowed funds was due to higher interest rates being paid during the first quarter of 2019. The average balance of total borrowings was $44.8 billion with an average cost of 3.64% for the three-month period ended March 31, 2019, compared to an average balance of $39.0 billion with an average cost of 3.12% for the quarter ended March 31, 2018. The average balance of borrowed funds increased for the period ended March 31, 2019 compared to the period ended March 31, 2018, primarily due to increases in FHLB advances and secured structured financings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2019 was $600.2 million compared to $553.9 million for the first quarter of 2018. The increase for the three-month period ended March 31, 2019 was primarily due to worsening credit performance for non-troubled debt restructuring ("TDR") loans and recovery rates for the RIC and auto loan portfolio.

	Three-Month Period Ended March 31,		Year To Date Change
(in thousands)	2019	2018	Dollar	Percentage
Allowance for loan and lease losses ("ALLL"), beginning of period	$3,897,130	$3,994,887	$(97,757)	(2.4)%
Charge-offs:
Commercial	(23,601)	(32,960)	9,359	(28.4)%
Consumer	(1,424,618)	(1,222,427)	(202,191)	16.5%
Unallocated	(275)	—	(275)	100.0%
Total charge-offs	(1,448,494)	(1,255,387)	(193,107)	15.4%
Recoveries:
Commercial	8,532	10,006	(1,474)	(14.7)%
Consumer	782,901	661,744	121,157	18.3%
Total recoveries	791,433	671,750	119,683	17.8%
Charge-offs, net of recoveries	(657,061)	(583,637)	(73,424)	12.6%
Provision for loan and lease losses (1)	603,026	573,126	29,900	5.2%
ALLL, end of period	$3,843,095	$3,984,376	$(141,281)	(3.5)%
Reserve for unfunded lending commitments, beginning of period	$95,500	$109,111	$(13,611)	(12.5)%
Release of reserves for unfunded lending commitments (1)	(2,815)	(19,246)	16,431	(85.4)%
Reserve for unfunded lending commitments, end of period	92,685	89,865	2,820	3.1%
Total ACL, end of period	$3,935,780	$4,074,241	$(138,461)	(3.4)%

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs increased $73.4 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018.

Consumer charge-offs increased $202.2 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily comprised of a $198.6 million increase in RIC and consumer auto loan charge-offs, and a $6.8 million increase in indirect purchased loan charge-offs, offset by a $2.7 million decrease in self originated home equity charge-offs.

Consumer recoveries increased $121.2 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was comprised of a $118.5 million increase in RIC and consumer auto loan recoveries, a $2.4 million increase in remaining consumer recoveries, and a $2.0 million increase in indirect purchased recoveries, offset by $2.1 million decrease in personal unsecured loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 1.3% for the three-month period ended March 31, 2019, compared to 1.3% in the first quarter of 2018.

Commercial charge-offs decreased $9.4 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This decrease was comprised of a $8.7 million decrease in Commercial Banking charge-offs, a $0.6 million decrease in loans held in Puerto Rico, and a $0.6 million decrease in Commercial auto loan charge-offs, offset by a $0.6 million increase in remaining commercial charge-offs.

Commercial recoveries decreased $1.5 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was comprised of a $1.5 million increase in Corporate Banking recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were less than 0.04% for the three-month period ended March 31, 2019, compared to 0.06% for the three-month period ended March 31, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Consumer fees	$96,059	$101,288	$(5,229)	(5.2)%
Commercial fees	36,959	37,273	(314)	(0.8)%
Lease income	674,885	540,896	133,989	24.8%
Miscellaneous income, net	89,543	122,406	(32,863)	(26.8)%
Net losses recognized in earnings	(2,000)	(663)	(1,337)	(201.7)%
Total non-interest income	$895,446	$801,200	$94,246	11.8%

Total non-interest income increased $94.2 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. The increase for the three-month period ended March 31, 2019 was primarily due to an increase in lease income.

Consumer fees

Consumer fees decreased $5.2 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This decrease was primarily due to a decrease in loan fee income, which was attributable to a reduction in loans serviced by the Company as a result of loan sales and payoffs in 2019.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees decreased $0.3 million for the three-month period ended March 31, 2019 compared to in the first quarter of 2018.

Lease income

Lease income increased $134.0 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $14.2 billion for the three-month period ended March 31, 2019, compared to $10.3 billion at March 31, 2018.

Miscellaneous income/(loss)

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$8,815	$16,345	$(7,530)	(46.1)%
BOLI	14,317	14,568	(251)	(1.7)%
Capital market revenue	49,522	56,613	(7,091)	(12.5)%
Net gain on sale of operating leases	24,011	53,200	(29,189)	(54.9)%
Asset and wealth management fees	43,048	43,337	(289)	(0.7)%
Loss on sale of non-mortgage loans	(67,457)	(43,910)	(23,547)	(53.6)%
Other miscellaneous income, net	17,287	(17,747)	35,034	(197.4)%
Total miscellaneous income/(loss)	$89,543	$122,406	$(32,863)	(26.8)%

Miscellaneous income decreased $32.9 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018, due to decreases in net gain on sale of operating leases and loss on sale of non-mortgage loans, partially offset by an increase in other miscellaneous income, net.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar	Percentage
Compensation and benefits	$476,563	$469,406	$7,157	1.5%
Occupancy and equipment expenses	142,394	159,340	(16,946)	(10.6)%
Technology, outside services, and marketing expense	151,706	152,282	(576)	(0.4)%
Loan expense	106,716	96,814	9,902	10.2%
Lease expense	479,304	424,266	55,038	13.0%
Other expenses	185,731	139,253	46,478	33.4%
Total general, administrative and other expenses	$1,542,414	$1,441,361	$101,053	7.0%

Total general, administrative and other expenses increased $101.1 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. Factors contributing to this increase were as follows:

•
Lease expense increased $55.0 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

•
Other expenses increased $46.5 million for the three-month period ended March 31, 2019 compared to the first quarter of 2018. This increase is primarily attributable to a $29.9 million increase in operational risk expense, and a $14.7 million increase in FDIC insurance premiums for the three-month period ended March 31, 2019, compared to 2018. FDIC insurance premiums three-month period ended March 31, 2019 includes $25.3 million of FDIC insurance premiums that relate to periods from the first quarter 2015 through the fourth quarter of 2018 which is partially offset due to the FDIC surcharges that ended in 2018 as disclosed in Note 15.

INCOME TAX PROVISION

An income tax provision of $116.2 million was recorded for the three-month period ended March 31, 2019, compared to an income tax provision of $96.1 million for the first quarter of 2018. This resulted in an effective tax rate ("ETR") of 32.7% for the three-month period ended March 31, 2019, compared to 27.0% for the first quarter of 2018.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at March 31, 2019 consisted of Consumer and Business Banking, Commercial & Industrial ("C&I") Banking, Commercial Real Estate and Vehicle Finance("CRE & VF"), CIB and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2019, see Note 18 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$364,977	$304,050	$60,927	20.0%
Total non-interest income	73,761	82,737	(8,976)	(10.8)%
Provision for credit losses	37,000	38,389	(1,389)	(3.6)%
Total expenses	392,513	408,339	(15,826)	(3.9)%
Income/(loss) before income taxes	9,225	(59,941)	69,166	115.4%
Intersegment revenue	395	678	(283)	(41.7)%
Total assets	21,537,786	18,857,134	2,680,652	14.2%

Consumer and Business Banking reported income before income taxes of $9.2 million for the quarter ended March 31, 2019, compared to a loss before income taxes of $59.9 million for the quarter ended March 31, 2018. Factors contributing to this change were:

•
Net interest income increased $60.9 million for the quarter ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily driven by deposit product margin due to interest rate increases combined with disciplined pricing.

•
Total assets increased $2.7 billion for the quarter ended March 31, 2019, compared to first quarter of 2018. This increase was primarily driven by an increase in residential mortgages and auto loans, partially offset by a decrease in home equity loans.

C&I Banking

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$53,344	$56,650	$(3,306)	(5.8)%
Total non-interest income	16,272	32,691	(16,419)	(50.2)%
(Release of) /provision for credit losses	8,660	(7,900)	16,560	209.6%
Total expenses	53,349	51,674	1,675	3.2%
Income before income taxes	7,607	45,567	(37,960)	(83.3)%
Intersegment revenue	1,251	978	273	27.9%
Total assets	7,187,337	6,241,656	945,681	15.2%

C&I reported income before income taxes of $7.6 million for the quarter ended March 31, 2019 compared to income before income taxes of $45.6 million for the quarter ended March 31, 2018. Contributing to this change were:

•
Total non-interest income decreased $16.4 million for the quarter ended March 31, 2019 compared to the first quarter of 2018 as a result of the $16.7 million gain recognized on the sale of the Companies mortgage warehouse business in the first quarter of 2018.

•
The provision for credit losses increased $16.6 million for the quarter ended March 31, 2019 compared to the first quarter of 2018. This increase was primarily due to a release related to the Mortgage Warehouse portfolio and the release of reserves following loan payoff.

•
Total assets in the C&I segment have increased $945.7 million for the quarter ended March 31, 2019 compared to the first quarter of 2018. This increase is attributed primarily to mid cooperate loan growth.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE & VF

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$102,565	$98,869	$3,696	3.7%
Total non-interest income	3,239	1,160	2,079	179.2%
(Release of) /provision for credit losses	(134)	(1,841)	1,707	92.7%
Total expenses	35,572	42,010	(6,438)	(15.3)%
Income before income taxes	70,366	59,860	10,506	17.6%
Intersegment revenue	2,009	553	1,456	263.3%
Total assets	18,978,574	18,077,107	901,467	5.0%

CRE and VF reported income before income taxes of $70.4 million for the quarter ended March 31, 2019 compared to income before income taxes of $59.9 million for the quarter ended March 31, 2018. The results of this reportable segment were relatively consistent period-over-period.

CIB

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$38,037	$32,721	$5,316	16.2%
Total non-interest income	52,206	50,583	1,623	3.2%
Provision for credit losses	1,443	(2,055)	3,498	170.2%
Total expenses	66,387	60,040	6,347	10.6%
Income before income taxes	22,413	25,319	(2,906)	(11.5)%
Intersegment expense	(3,670)	(2,281)	(1,389)	(60.9)%
Total assets	9,200,197	7,062,542	2,137,655	30.3%

CIB reported income before income taxes of $22.4 million for the quarter ended March 31, 2019 compared to income before income taxes of $25.3 million for the first quarter of 2018.

•
Total assets increased $2.1 billion for the quarter ended March 31, 2019 compared to the first quarter of 2018, primarily driven by an increase in loan balances in the global transaction banking portfolio as a result of generating business with new customers.

Other

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$41,187	$62,968	$(21,781)	(34.6)%
Total non-interest income	93,276	111,135	(17,859)	(16.1)%
Provision for credit losses	3,769	6,337	(2,568)	(40.5)%
Total expenses	218,040	175,320	42,720	24.4%
Loss before income taxes	(87,346)	(7,554)	(79,792)	(1,056.3)%
Intersegment revenue/(expense)	15	72	(57)	(79.2)%
Total assets	37,006,795	38,944,264	(1,937,469)	(5.0)%

The Other category reported a loss before income taxes of $87.3 million for the quarter ended March 31, 2019 compared to a loss before income taxes of $7.6 million for the first quarter of 2018. Factors contributing to this change were:

•	Total expenses increased $42.7 million for the quarter ended March 31, 2019 compared to the first quarter of 2018, due to an increase in operational risk expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

The Chief Operating Decision Maker ("CODM") manages SC on a historical basis by reviewing the results of SC prior to the first quarter 2014 change in control and consolidation of SC (the "Change in Control") basis. The line of business results table discloses SC's operating information on the same basis that it is reviewed by the CODM.

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$983,565	$976,142	$7,423	0.8%
Total non-interest income	675,554	531,736	143,818	27.0%
Provision for credit losses	550,879	510,341	40,538	7.9%
Total expenses	770,973	694,870	76,103	11.0%
Income before income taxes	337,267	302,667	34,600	11.4%
Total assets	45,045,906	40,028,740	5,017,166	12.5%

SC reported income before income taxes of $337.3 million for the quarter ended March 31, 2019 compared to income before income taxes of $302.7 million for the first quarter of 2018. Contributing to this change was:

•
Total non-interest income increased $143.8 million for the quarter ended March 31, 2019 compared to the first quarter of 2018, due to increasing operating lease income from the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
Total expenses increased $76.1 million for the quarter ended March 31, 2019 compared to the first quarter of 2018, due to increasing lease expense from the continued growth in the operating lease vehicle portfolio resulting from the Chrysler Agreement.

•	Total assets increased 5.0 billion for the quarter ended March 31, 2019 compared to the first quarter of 2018, due to continued growth in RICs and operating lease receivables.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,709,750	9.8%	$8,704,481	10.0%	$9,072,529	11.3%
C&I	16,504,188	18.5%	15,738,158	18.1%	13,712,573	17.1%
Multifamily	8,492,025	9.5%	8,309,115	9.5%	8,081,924	10.1%
Other commercial	7,887,508	8.8%	7,630,004	8.8%	7,337,433	9.2%
Total commercial loans (1)	41,593,471	46.6%	40,381,758	46.4%	38,204,459	47.7%

Consumer loans secured by real estate:
Residential mortgages	9,952,521	11.2%	9,884,462	11.4%	9,198,059	11.5%
Home equity loans and lines of credit	5,329,247	6.0%	5,465,670	6.3%	5,788,682	7.2%
Total consumer loans secured by real estate	15,281,768	17.2%	15,350,132	17.7%	14,986,741	18.7%

Consumer loans not secured by real estate:
RICs and auto loans - originated	29,843,248	33.5%	28,532,085	32.8%	23,679,182	29.4%
RICs and auto loans - purchased	613,649	0.7%	803,135	0.9%	1,515,086	1.9%
Total RICs and auto loans	30,456,897	34.2%	29,335,220	33.7%	25,194,268	31.3%

Personal unsecured loans	1,468,889	1.6%	1,531,708	1.8%	1,261,238	1.6%
Other consumer	403,235	0.4%	447,050	0.4%	567,077	0.7%

Total consumer loans	47,610,789	53.4%	46,664,110	53.6%	42,009,324	52.3%
Total LHFI	$89,204,260	100.0%	$87,045,868	100.0%	$80,213,783	100.0%

Total LHFI with:
Fixed	$58,101,354	65.1%	$56,696,491	65.1%	$51,161,475	63.7%
Variable	31,102,906	34.9%	30,349,377	34.9%	29,052,308	36.3%
Total LHFI	$89,204,260	100.0%	$87,045,868	100.0%	$80,213,783	100.0%
(1) As of March 31, 2019, the Company had $331.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $1.2 billion, or 3.0%, from December 31, 2018 to March 31, 2019. This increase was comprised of an increase in C&I loans of $766.0 million, an increase in multifamily loans of $182.9 million, an increase in other commercial loans of $257.5 million, and an increase in CRE loans of $5.3 million.

Commercial loans increased approximately $3.4 billion, or 8.9%, from March 31, 2018 to March 31, 2019. This increase was comprised of an increase in C&I loans of $2.8 billion, an increase in multifamily loans of $410.1 million and an increase in other commercial loans of $550.1 million, partially offset by a decrease in CRE loans of $362.8 million.

	At March 31, 2019, Maturing			(1)
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total
CRE loans	$1,854,335	$5,401,163	$1,454,252	$8,709,750
C&I and other commercial	11,838,579	10,774,543	1,822,674	24,435,796
Multifamily loans	705,039	5,962,809	1,824,177	8,492,025
Total	$14,397,953	$22,138,515	$5,101,103	$41,637,571
Loans with:
Fixed rates	$5,237,054	$10,137,087	$2,609,006	$17,983,147
Variable rates	9,160,899	12,001,428	2,492,097	23,654,424
Total	$14,397,953	$22,138,515	$5,101,103	$41,637,571
(1) Includes LHFS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $68.4 million, or 0.4%, from December 31, 2018 to March 31, 2019. This decrease was comprised of an increase in the residential mortgage portfolio of $68.1 million due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $136.4 million.

Consumer loans secured by real estate increased $295.0 million, or 2.0%, from March 31, 2018 to March 31, 2019. This increase was comprised of an increase in the residential mortgage portfolio of $754.5 million due to an increase in new loan originations, offset by a decrease in the home equity loans and lines of credit portfolio of $459.4 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $1.1 billion, or 3.8%, from December 31, 2018 to March 31, 2019. The increase in the RIC and auto loan portfolio was primarily due to an increase of $1.3 billion in originations, net of securitizations, which was partially offset by a $189.5 million decrease in the RIC and auto loan portfolio-purchased. This decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of those in Note 10.

RICs increased $5.3 billion, or 20.9%, from March 31, 2018 to March 31, 2019. The increase in the RIC and auto loan portfolio was primarily due to a $6.2 billion increase in new originations, which was partially offset by a decrease in RICs and auto loan portfolio-purchased of $901.4 million. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

As of March 31, 2019, 78.3% (excluding purchase accounting) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate downpayments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At March 31, 2019, a typical RIC was originated with an average annual percentage rate of 17.2% and was purchased from the dealer at a discount of 0.1%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2018 to March 31, 2019 by $106.6 million.

Personal unsecured and other consumer loans increased from March 31, 2018 to March 31, 2019 by $43.8 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future periods' financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of March 31, 2019, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Appetite Statement. Written loan policies further implement these underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been created. To ensure credit quality, loans are originated in accordance with the Company’s credit and governance standards consistent with its Enterprise Risk Management Framework. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

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

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to C&I customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by personal guarantees. CRE loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified LTV ratios and often by a guarantee of the borrower.

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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2019	December 31, 2018	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$82,504	$88,500	$(5,996)	(6.8)%
C&I loans	214,093	189,827	24,266	12.8%
Multifamily	8,994	13,530	(4,536)	(33.5)%
Other commercial	87,390	72,841	14,549	20.0%
Total commercial loans	392,981	364,698	28,283	7.8%

Consumer loans secured by real estate:
Residential mortgages	207,344	216,815	(9,471)	(4.4)%
Home equity loans and lines of credit	112,445	115,813	(3,368)	(2.9)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,184,193	1,455,406	(271,213)	(18.6)%
RICs - purchased	66,935	89,916	(22,981)	(25.6)%
Total RICs and auto loans	1,251,128	1,545,322	(294,194)	(19.0)%

Personal unsecured loans	3,538	3,602	(64)	(1.8)%
Other consumer	8,769	9,187	(418)	(4.5)%
Total consumer loans	1,583,224	1,890,739	(307,515)	(16.3)%
Total non-accrual loans	1,976,205	2,255,437	(279,232)	(12.4)%

Other real estate owned	106,097	107,868	(1,771)	(1.6)%
Repossessed vehicles	196,886	224,046	(27,160)	(12.1)%
Other repossessed assets	2,507	1,844	663	36.0%
Total other real estate owned ("OREO") and other repossessed assets	305,490	333,758	(28,268)	(8.5)%
Total non-performing assets	$2,281,695	$2,589,195	$(307,500)	(11.9)%

Past due 90 days or more as to interest or principal and accruing interest	$86,413	$98,979	$(12,566)	(12.7)%
Annualized net loan charge-offs to average loans (1)	2.9%	2.9%	n/a	n/a
Non-performing assets as a percentage of total assets	1.6%	1.9%	n/a	n/a
NPLs as a percentage of total loans	2.2%	2.6%	n/a	n/a
ALLL as a percentage of total NPLs	194.5%	172.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $242.7 million and $98.8 million at March 31, 2019 and December 31, 2018, respectively. This increase was primarily due to loans to eight large borrowers within the C&I, multifamily and other commercial portfolios. Potential problem consumer loans amounted to $3.7 billion and $4.7 billion at March 31, 2019 and December 31, 2018, respectively. This decrease is attributable in large part due to decreased delinquency in RICs. Management has included these loans in its evaluation and reserved for them during the respective periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing assets decreased to $2.3 billion, or 1.6% of total assets, at March 31, 2019, compared to $2.6 billion, or 1.9% of total assets, at December 31, 2018, primarily attributable to a decrease in NPLs in consumer retail installment contracts.

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

Commercial

Commercial NPLs increased $28.3 million from December 31, 2018 to March 31, 2019. Commercial NPLs accounted for 0.9% and 0.9% of commercial LHFI at March 31, 2019 and December 31, 2018, respectively. The increase in commercial NPLs was comprised of a $24.3 million increase in C&I NPLs and a $14.5 million increase in the Other commercial portfolio, partially offset by a $6.0 million decrease in the CRE portfolio, and a $4.5 million increase in the Multifamily portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans on non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of the loans should also be placed on a cost recovery basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on a cost recovery basis, the Company returns to accrual status when a sustained period of repayment performance has been achieved. NPLs in the RIC and auto loan portfolio decreased $294.2 million from December 31, 2018 to March 31, 2019. At March 31, 2019, non-performing RICs and auto loans accounted for 4.1% of total RIC and auto LHFI, compared to 5.3% of total RICs and auto loans at December 31, 2018.

NPLs in the personal unsecured and other consumer loan portfolio decreased $0.5 million from December 31, 2018 to March 31, 2019. At March 31, 2019 and December 31, 2018, non-performing personal unsecured and other consumer loans accounted for 0.7% of total unsecured and other consumer loans, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$207,344	$112,445	$216,815	$115,813
Total LHFI	9,952,521	5,329,247	9,884,462	5,465,670
NPLs as a percentage of total LHFI	2.1%	2.1%	2.2%	2.1%
NPLs in foreclosure status	46.6%	60.6%	43.3%	56.7%

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

At March 31, 2019 and December 31, 2018, the Company's delinquencies consisted of the following:

	March 31, 2019					December 31, 2018
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$453,548	$3,729,055	$215,001	$368,865	$4,766,469	$495,854	$4,760,361	$226,181	$232,264	$5,714,660
Total loans(1)	$15,476,229	$30,456,897	$2,846,141	$41,637,571	$90,416,838	$15,564,653	$29,335,220	$3,047,515	$40,381,758	$88,329,146
Delinquencies as a % of loans	2.9%	12.2%	7.6%	0.9%	5.3%	3.2%	16.2%	7.4%	0.6%	6.5%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $948.2 million, or 16.6%, from December 31, 2018 to March 31, 2019, primarily driven by RIC and auto loans, which decreased $1.0 billion, a decrease in consumer loans secured by real estate of $42.3 million, and a decrease in personal unsecured and other consumer loans of $11.2 million. This was offset by an increase in commercial loans of $136.6 million. Delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, RIC and auto loan delinquencies have been highest in the period from November through January due to consumers’ holiday spending.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes TDRs at the dates indicated:

	As of March 31, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$62,767	33.3%	$260,174	71.2%	$4,365,545	90.6%	$86,190	70.0%	$4,774,676
Non-performing	125,859	66.7%	104,997	28.8%	452,482	9.4%	36,852	30.0%	720,190
Total	$188,626	100.0%	$365,171	100.0%	$4,818,027	100.0%	$123,042	100.0%	$5,494,866

% of loan portfolio	0.5%	n/a	2.4%	n/a	15.8%	n/a	6.6%	n/a	6.2%
(1) Excludes LHFS

	As of December 31, 2018
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$78,744	42.4%	$262,449	72.3%	$4,587,081	87.3%	$85,950	70.6%	$5,014,224
Non-performing	107,024	57.6%	100,543	27.7%	664,688	12.7%	35,873	29.4%	908,128
Total	$185,768	100.0%	$362,992	100.0%	$5,251,769	100.0%	$121,823	100.0%	$5,922,352

% of loan portfolio	0.5%	n/a	2.4%	n/a	17.9%	n/a	6.2%	n/a	6.8%
(1) Excludes LHFS

The following table provides a summary of TDR activity:

	Three-Month Period Ended March 31, 2019		Three-Month Period Ended March 31, 2018
(in thousands)	RICs and Auto Loans	All Other Loans	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$5,251,769	$670,584	$6,037,695	$836,204
New TDRs(1)	288,773	37,704	572,775	52,028
Charged-Off TDRs	(402,453)	(2,076)	(455,031)	(21,081)
Sold TDRs	—	(1,782)	(190)	(2,255)
Payments on TDRs	(320,062)	(27,591)	(284,994)	(21,151)
TDRs, end of period	$4,818,027	$676,839	$5,870,255	$843,745

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

At the time a deferral is granted, all delinquent amounts may be deferred or paid, which may result in the classification of the loan as current and therefore not considered delinquent. However, there are instances when a deferral is granted but the loan is not brought completely current, such as when the account's days past due is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals are approved for borrowers who are either 31-60 or 61-90 days delinquent, and these borrowers are typically reported as current after deferral. A customer is limited to one deferral each six months, and if a customer receives two or more deferrals over the life of the loan, the loan will advance to a TDR designation.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$447,991	46.6%	$441,083	46.4%
Consumer loans	3,348,356	53.4%	3,409,024	53.6%
Unallocated allowance	46,748	n/a	47,023	n/a
Total ALLL	3,843,095	100.0%	3,897,130	100.0%
Reserve for unfunded lending commitments	92,685		95,500
Total ACL	$3,935,780		$3,992,630

General

The ACL decreased $56.9 million from December 31, 2018 to March 31, 2019. This change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $448.0 million at March 31, 2019 (1.1% of commercial LHFI) and $441.1 million at December 31, 2018 (1.1% of commercial LHFI). The primary factor resulting in the increased ACL allocated to the commercial portfolio was, in part, due to maintaining target coverage on two large commercial borrowers.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 25.1% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 0.9% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

The allowance for consumer loans was $3.3 billion and $3.4 billion at March 31, 2019 and December 31, 2018, respectively. The allowance as a percentage of held-for-investment consumer loans was 7.0% at March 31, 2019 and 7.3% at December 31, 2018. The decrease in the allowance for consumer loans was primarily attributable to increased recovery rates and lower TDR volume in SC's RIC and auto loan portfolio.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $46.7 million and $47.0 million at March 31, 2019 and December 31, 2018, respectively.

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

The reserve for unfunded lending commitments decreased from $95.5 million at December 31, 2018 to $92.7 million at March 31, 2019. During the three-month period ended March 31, 2019, the reserve for unfunded commitments decreased $2.8 million. The decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS remained stable from December 31, 2018 to March 31, 2019; however, the composition of the Company's investment portfolio changed due to a decrease in MBS, partially offset by an increase in U.S Treasury securities. MBS decreased by $462.9 million primarily due to sales, maturities and principal paydowns, partially offset by a decrease in unrealized losses. U.S. Treasuries increased by $326.1 million primarily due to investment purchases. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $2.7 billion at March 31, 2019. The Company had 72 investment securities classified as HTM as of March 31, 2019.

Total gross unrealized losses on investment securities AFS decreased by $125.9 million during the three-month period ended March 31, 2019. This decrease was primarily related to a decrease in unrealized losses of $121.5 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2019 was approximately 4.09 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2019 was approximately 3.14 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018
Investment securities AFS:
U.S. Treasury securities and government agencies	$5,492,229	$5,485,392
FNMA and FHLMC securities	5,407,010	5,550,628
State and municipal securities	15	16
Other securities (1)	569,945	596,951
Total investment securities AFS	11,469,199	11,632,987
Investment securities HTM:
U.S. government agencies	2,711,701	2,750,680
Total investment securities HTM(2)	2,711,701	2,750,680
Other investments	893,544	805,357
Total investment portfolio	$15,074,444	$15,189,024

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2019:

	March 31, 2019
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,957,972	$2,907,389
FHLMC	2,558,674	2,499,621
Government National Mortgage Association (1)	6,133,502	6,035,997
Total	$11,650,148	$11,443,007

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2019, goodwill totaled $4.4 billion and represented 3.2% of total assets and 18.4% of total stockholder's equity. The following table shows goodwill by reporting units at March 31, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at March 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
(1) Formerly Commercial Banking

The Company made a change in its reportable segments beginning January 1, 2019, and accordingly, has re-allocated goodwill to the related reporting units based on the estimated fair value of each reporting unit. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions as used in the October 1, 2018 goodwill impairment test, and noted there was no impairment. See Note 18 for additional details on the change in reportable segments.

The Company conducted its annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. Except for the related reallocation and interim impairment test of C&I and CRE & VF discussed above, at the completion of the 2019 first quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed. As discussed further in the section of this MD&A above captioned “Executive Summary,” SC and FCA are in exploratory discussions regarding the Chrysler Agreement that could have a future impact on the Company's goodwill.

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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2019 and December 31, 2018, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2019 and December 31, 2018, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the three-month periods ended March 31, 2019 and 2018, the Company paid cash dividends of $75.0 million, and $5.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of zero and $3.65 million, respectively. On August 15, 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at March 31, 2019:

	SHUSA

	March 31, 2019	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.37%	6.50%	4.50%
Tier 1 capital ratio	16.65%	8.00%	6.00%
Total capital ratio	18.14%	10.00%	8.00%
Leverage ratio	13.92%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	BANK

	March 31, 2019	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	16.77%	6.50%	4.50%
Tier 1 capital ratio	16.77%	8.00%	6.00%
Total capital ratio	17.84%	10.00%	8.00%
Leverage ratio	13.85%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In February 2019, the Federal Reserve announced that the Company, as well as other less complex firms, would receive a one-year extension of the requirement to submit its 2019 capital plan until April 5, 2020. The Federal Reserve also announced that, for the period beginning on July 1, 2019 through June 30, 2020, the Company would be allowed to make capital distributions up to an amount that would have allowed the Company to remain well-capitalized under the minimum capital requirements for CCAR 2018. The Company is evaluating its planned capital actions for the period from July 1, 2019 through June 30, 2020, and submitted those planned capital actions to the Federal Reserve in April 2019.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 12 third-party banks, SHUSA, as well as through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three-month period ended March 31, 2019, SC completed on-balance sheet funding transactions totaling approximately $4.0 billion, including:

•	one securitization on its Santander Drive Auto Receivables Trust ("SDART") platform for approximately $0.9 billion;

•	two securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform, for approximately $2.0 billion; and

•	one private amortizing lease facility for approximately $1.0 billion.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At March 31, 2019, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of March 31, 2019, the Bank had approximately $20.9 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.2 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2019 and December 31, 2018, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $15.2 billion and $15.9 billion, respectively. These amounts represented 24.1% and 25.8% of total deposits at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the Bank, BSI and BSPR had $1.1 billion, $1.8 billion, and $0.9 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $693.4 million in committed liquidity from the FHLB, all of which was unused as of March 31, 2019, as well as $996.1 million in liquid assets aside from cash unused as of March 31, 2019.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's Statement of Cash Flows (“SCF") has changed. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details.

	Three-Month Period Ended March 31,
(in thousands)	2019	2018
Net cash flows from operating activities	$1,521,721	$2,012,206
Net cash flows from investing activities	(3,497,450)	(1,028,341)
Net cash flows from financing activities	2,086,189	388,930

Cash flows from operating activities

Net cash flow from operating activities was $1.5 billion for the three-month period ended March 31, 2019, which was primarily comprised of net income of $239.5 million, $296.6 million in proceeds from sales of LHFS, $530.1 million in depreciation, amortization and accretion, and $600.2 million of provision for credit losses, partially offset by $241.7 million of originations of LHFS, net of repayments.

Net cash flow from operating activities was $2.0 billion for the three-month period ended March 31, 2018, which was primarily comprised of net income of $260.3 million, $1.8 billion in proceeds from sales of LHFS, $437.5 million in depreciation, amortization and accretion, and $553.9 million of provision for credit losses, partially offset by $1.2 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the three-month period ended March 31, 2019, net cash flow from investing activities was $(3.5) billion, primarily due to $2.7 billion in normal loan activity, $787.4 million of purchases of investment securities AFS, and $2.0 billion in operating lease purchases and originations, partially offset by $1.1 billion of AFS investment securities sales, maturities and prepayments, and $875.0 million in proceeds from sales and terminations of operating leases.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three-month period ended March 31, 2018, net cash flow from investing activities was $(1.0) billion, primarily due to $470.3 million in normal loan activity, $840.9 million of purchases of investment securities AFS, and $2.2 billion in operating lease purchases and originations, partially offset by $644.7 million of AFS investment securities sales, maturities and prepayments, $681.8 million in proceeds from sales of LHFI, and $1.2 billion in proceeds from sales and terminations of operating leases.

Cash flows from financing activities

For the three-month period ended March 31, 2019, net cash flow from financing activities was $2.1 billion, which was primarily due to an increase in net borrowing activity of $683.0 million and a $1.4 billion increase in deposits, partially offset by $75.0 million in dividends paid on common stock.

Net cash flow from financing activities for the three-month period ended March 31, 2018 was $388.9 million, which was primarily due to a $1.0 billion increase in deposits, partially offset by a decrease in net borrowing activity of $664.2 million.

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

SC has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of March 31, 2019 and December 31, 2018, there were outstanding balances of approximately $2.5 billion and $2.2 billion, respectively, on this facility in aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has six credit facilities with nine banks providing an aggregate commitment of $5.7 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital loan financing. As of March 31, 2019 and December 31, 2018, there were outstanding balances of approximately $2.3 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of March 31, 2019 and December 31, 2018, there were outstanding balances of $286.9 million and $298.9 million, respectively, under these repurchase agreements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander Credit Facilities

Under an agreement with Santander, SC paid Santander a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provided a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of zero and $2.0 million for the three-month periods ended March 31, 2019 and 2018, respectively.

SHUSA Lending to SC

The Company provides SC with $3.5 billion in committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $3.5 billion in term promissory notes with maturities ranging from May 2020 to December 2023. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $27.0 billion.

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

Off-Balance Sheet Financing

Beginning in 2017, SC had the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets. Beginning in 2018, this program was replaced with a new program with SBNA, whereby SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of retail loans, primarily from Chrysler dealers, all of which are serviced by SC.

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

At March 31, 2019, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of March 31, 2019, the Company had 530,391,043 shares of common stock outstanding. During the three-month period ended March 31, 2019, the Company paid dividends of $75.0 million to its sole shareholder, Santander. During the second quarter of 2019, the Company declared a cash dividend of $75.0 million on its common stock, which is payable on May 15, 2019.

During the three-month period ended March 31, 2019, Santander made cash contributions of $34.3 million to the Company.

SC paid a dividend of $0.20 per share in February 2019 and has declared a cash dividend of $0.20 per share, to be paid on May 20, 2019, to shareholders of record as of the close of business on May 10, 2019. SC has paid a total of $70.3 million in dividends through March 31, 2019, of which $21.1 million has been paid to NCI and $49.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2018, the SC Board of Directors approved purchases of up to $200.0 million, excluding commissions, of its outstanding common stock through June 2019.

During the year ended December 31, 2018, SC purchased 9.5 million shares of its common stock under its share repurchase program at a cost of approximately $182.0 million, excluding commissions. In January 2019, SC completed the remaining $18.0 million in share purchases by purchasing 965.4 thousand shares at an average price of $18.40 per share.

During the first quarter of 2019, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $50.0 million in dividends to SHUSA;

•	BSI declared and paid $5.0 million in dividends to SHUSA; and

•	SHUSA contributed $35.0 million to SSLLC.

During the second quarter of 2019, the Bank declared a cash dividend on its common stock of $50.0 million, which is payable on May 15, 2019 to SHUSA.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$5,069,855	$917,112	$4,152,743	$—	$—
Notes payable - revolving facilities	5,063,786	760,346	4,303,440	—	—
Notes payable - secured structured financings	27,143,250	1,125,084	6,933,245	12,989,593	6,095,328
Other debt obligations (1) (2)	12,661,448	2,834,461	5,218,191	1,951,421	2,657,375
CDs (1)	8,523,767	5,751,786	2,521,353	242,971	7,657
Non-qualified pension and post-retirement benefits	129,464	13,032	26,089	26,768	63,575
Operating leases(3)	671,937	139,245	214,334	150,648	167,710
Total contractual cash obligations	$59,263,507	$11,541,066	$23,369,395	$15,361,401	$8,991,645
Other commitments:
Commitments to extend credit	$30,369,313	$5,067,339	$4,559,720	$7,451,037	$13,291,217
Letters of credit	1,334,249	877,838	251,662	184,715	20,034
Total Contractual Obligations and Other Commitments	$90,967,069	$17,486,243	$28,180,777	$22,997,153	$22,302,896

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2019. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2019 and December 31, 2018:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2019	December 31, 2018
Down 100 basis points	(2.78)%	(3.07)%
Up 100 basis points	2.53%	2.87%
Up 200 basis points	4.87%	5.58%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2019 and December 31, 2018.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2019	December 31, 2018
Down 100 basis points	(1.97)%	(1.55)%
Up 100 basis points	(1.36)%	(1.25)%
Up 200 basis points	(3.99)%	(3.49)%

As of March 31, 2019, the Company’s profile reflected a decrease of MVE of 1.97% for downward parallel interest rate shocks of 100 basis points and a decrease of 1.36% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 14 to the Condensed Consolidated Financial Statements.

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

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2019, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company's financial reporting. Notwithstanding these material weaknesses, based on the additional analyses and other procedures performed, management concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

•
There was a lack of appropriate tone at the top in establishing an effective control owner risk and controls self-assessment process, which contributed to a lack of clarity about ownership of risk assessments and control design and effectiveness.

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

While progress has been made to remediate all of these material weaknesses, including the development and implementation of enhanced processes, procedures and controls, as of March 31, 2019, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. However, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Except as described above under "Remediation Status of Reported Material Weaknesses," there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter-ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 13 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 9, 2019	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	May 9, 2019	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President