Form 10-Q
period 2019-06-30
Santander Holdings USA, Inc.
filed 2019-08-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
Registrant’s telephone number including area code (617) 346-7200
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered	Outstanding at July 31, 2019
Common Stock (no par value)	Not Applicable	Not Applicable	530,391,043 shares
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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐

Non-accelerated filer ☑	Smaller reporting company ☐
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

ABS: Asset-backed securities	ECOA: Equal Credit Opportunity Act
ACL: Allowance for credit losses	EPS: Enhanced Prudential Standards
AFS: Available-for-sale	ETR: Effective tax rate
ALLL: Allowance for loan and lease losses	Exchange Act: Securities Exchange Act of 1934, as amended
ASC: Accounting Standards Codification	FASB: Financial Accounting Standards Board
ASU: Accounting Standards Update	FBO: Foreign banking organization
Bank: Santander Bank, National Association	FCA: Fiat Chrysler Automobiles US LLC
BHC: Bank holding company	FDIA: Federal Deposit Insurance Corporation Improvement Act
BOLI: Bank-owned life insurance	FDIC: Federal Deposit Insurance Corporation
BSI: Banco Santander International	Federal Reserve: Board of Governors of the Federal Reserve System
BSPR: Banco Santander Puerto Rico	FHLB: Federal Home Loan Bank
C&I: Commercial & industrial	FHLMC: Federal Home Loan Mortgage Corporation
CBP: Citizens Bank of Pennsylvania	FICO®: Fair Isaac Corporation credit scoring model
CCAR: Comprehensive Capital Analysis and Review	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CD: Certificate of deposit	FINRA: Financial Industrial Regulatory Authority
CEF: Closed-end fund	FNMA: Federal National Mortgage Association
CEO: Chief Executive Officer	FOB: Financial Oversight and Management Board of Puerto Rico
CEVF: Commercial equipment vehicle financing	FRB: Federal Reserve Bank
CET1: Common equity Tier 1	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
Change in Control: First quarter 2014 change in control and consolidation of SC	GAP: Guaranteed auto protection
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	HFI: Held for investment
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	HTM: Held to maturity
CIB: Corporate and Investment Banking	IHC: U.S. intermediate holding company
CID: Civil investigative demand	IPO: Initial public offering
CLTV: Combined loan-to-value	IRS: Internal Revenue Service
CMO: Collateralized mortgage obligation	ISDA: International Swaps and Derivatives Association, Inc.
CMP: Civil monetary penalty	IT: Information Technology
CODM: Chief Operating Decision Maker	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
Company: Santander Holdings USA, Inc.	LCR: Liquidity coverage ratio
COSO: Committee of Sponsoring Organizations	LHFI: Loans held-for-investment
CPR: Constant prepayment rate	LHFS: Loans held-for-sale
CRA: Community Reinvestment Act	LIBOR: London Interbank Offered Rate
CRE: Commercial real estate	LIHTC: Low Income Housing Tax Credit
DCF: Discounted cash flow	LTD: Long-term debt
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LTV: Loan-to-value
DOJ: Department of Justice	MBS: Mortgage-backed securities
DPD: Days past due	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
DTI: Debt-to-income	MSR: Mortgage servicing right

MVE: Market value of equity	SBNA: Santander Bank, National Association
NCI: Non-controlling interest	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
NMTC: New market tax credits	SC Common Stock: Common shares of SC
NPL: Non-performing loan	SCF: Statement of cash flows
NSFR: Net stable funding ratio	SCRA: Servicemembers' Civil Relief Act
NYSE: New York Stock Exchange	SEC: Securities and Exchange Commission
OCC: Office of the Comptroller of the Currency	Securities Act: Securities Act of 1933, as amended
OREO: Other real estate owned	SFS: Santander Financial Services, Inc.
OTTI: Other-than-temporary impairment	SHUSA: Santander Holdings USA, Inc.
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	SIS: Santander Investment Securities Inc.
REIT: Real estate investment trust	SPE: Special purpose entity
RIC: Retail installment contract	SSLLC: Santander Securities LLC
RV: Recreational vehicle	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
RWA: Risk-weighted asset	TCJA: Tax Cut and Jobs Act of 2017
S&P: Standard & Poor's	TDR: Troubled debt restructuring
Santander: Banco Santander, S.A.	TLAC: Total loss-absorbing capacity
Santander BanCorp: Santander BanCorp and its subsidiaries	Trusts: Securitization trusts
SAM: Santander Asset Management, LLC	UPB: Unpaid principal balance
Santander NY: New York branch of Santander	VIE: Variable interest entity
Santander UK: Santander UK plc	VOE: Voting rights entity

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Cash and cash equivalents	$8,019,284	$7,790,593
Investment securities:
Available-for-sale ("AFS") at fair value	11,902,455	11,632,987
Held-to-maturity ("HTM") (fair value of $2,969,488 and $2,676,049 as of June 30, 2019 and December 31, 2018, respectively)	2,955,751	2,750,680
Other investments (includes Trading securities of $2,302 and $10 as of June 30, 2019 and December 31, 2018, respectively)	955,811	805,357
Loans held-for-investment ("LHFI")(1) (5)	89,972,067	87,045,868
Allowance for loan and lease losses ("ALLL") (5)	(3,783,833)	(3,897,130)
Net LHFI	86,188,234	83,148,738
Loans held-for-sale ("LHFS") (2)	2,523,688	1,283,278
Premises and equipment, net (3)	772,319	805,940
Operating lease assets, net (5)(6)	15,418,163	14,078,793
Goodwill	4,444,389	4,444,389
Intangible assets, net	445,687	475,193
Bank-owned life insurance ("BOLI")	1,846,056	1,833,290
Restricted cash (5)	3,417,993	2,931,711
Other assets (4) (5)	5,020,601	3,653,336
TOTAL ASSETS	$143,910,431	$135,634,285
LIABILITIES
Accrued expenses and payables	$4,188,536	$3,035,848
Deposits and other customer accounts (includes $507.4 million and zero of deposits held for sale as of June 30, 2019 and December 31, 2018, respectively)	63,720,054	61,511,380
Borrowings and other debt obligations (5)	48,906,752	44,953,784
Advance payments by borrowers for taxes and insurance	181,989	160,728
Deferred tax liabilities, net	1,416,993	1,212,538
Other liabilities (5)	991,287	912,775
TOTAL LIABILITIES	119,405,611	111,787,053
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2019 and December 31, 2018)	17,945,636	17,859,304
Accumulated other comprehensive loss	(96,519)	(321,652)
Retained earnings	4,114,659	3,783,405
TOTAL SANTANDER HOLDINGS USA, INC. ("SHUSA") STOCKHOLDER'S EQUITY	21,963,776	21,321,057
Noncontrolling interest ("NCI")	2,541,044	2,526,175
TOTAL STOCKHOLDER'S EQUITY	24,504,820	23,847,232
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$143,910,431	$135,634,285

(1) LHFI includes $104.2 million and $126.3 million of loans recorded at fair value at June 30, 2019 and December 31, 2018, respectively.
(2) Includes $259.2 million and $209.5 million of loans recorded at the fair value option ("FVO") at June 30, 2019 and December 31, 2018, respectively.
(3) Net of accumulated depreciation of $1.5 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $129.9 million and $149.7 million at June 30, 2019 and December 31, 2018, respectively, for which the Company has elected the FVO. See Note 14 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At June 30, 2019 and December 31, 2018, LHFI included $25.2 billion and $24.1 billion, Operating leases assets, net included $15.3 billion and $14.0 billion, restricted cash included $1.7 billion and $1.6 billion, other assets included $604.4 million and $685.4 million, Borrowings and other debt obligations included $33.3 billion and $31.9 billion, and Other liabilities included $99.9 million and $122.0 million of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.7 billion and $3.5 billion at June 30, 2019 and December 31, 2018, respectively.
See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
INTEREST INCOME:
Loans	$2,035,148	$1,868,323	$4,034,486	$3,670,452
Interest-earning deposits	47,899	33,939	91,917	66,452
Investment securities:
AFS	71,137	77,031	145,567	150,536
HTM	15,789	17,181	33,111	34,245
Other investments	6,117	4,599	12,051	9,848
TOTAL INTEREST INCOME	2,176,090	2,001,073	4,317,132	3,931,533
INTEREST EXPENSE:
Deposits and other customer accounts	145,145	92,333	275,433	167,758
Borrowings and other debt obligations	409,220	316,654	817,089	621,344
TOTAL INTEREST EXPENSE	554,365	408,987	1,092,522	789,102
NET INTEREST INCOME	1,621,725	1,592,086	3,224,610	3,142,431
Provision for credit losses	480,632	433,803	1,080,843	987,683
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,141,093	1,158,283	2,143,767	2,154,748
NON-INTEREST INCOME:
Consumer and commercial fees	146,499	136,165	279,517	276,337
Lease income	705,835	569,306	1,380,720	1,110,202
Miscellaneous income, net(1) (2)	108,271	113,283	197,815	234,085
TOTAL FEES AND OTHER INCOME	960,605	818,754	1,858,052	1,620,624
Net gain/(loss) on sale of investment securities	2,379	419	379	(244)
Net gain/(loss) recognized in earnings	2,379	419	379	(244)
TOTAL NON-INTEREST INCOME	962,984	819,173	1,858,431	1,620,380
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	470,247	427,728	946,810	896,505
Occupancy and equipment expenses	142,646	163,171	285,040	322,511
Technology, outside service, and marketing expense	152,425	156,010	304,131	308,292
Loan expense	102,784	97,679	209,500	194,493
Lease expense	513,780	436,795	993,084	861,061
Other expenses	160,504	168,366	346,236	308,246
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,542,386	1,449,749	3,084,801	2,891,108
INCOME BEFORE INCOME TAX PROVISION	561,691	527,707	917,397	884,020
Income tax provision	155,326	168,151	271,540	264,213
NET INCOME INCLUDING NCI	406,365	359,556	645,857	619,807
LESS: NET INCOME ATTRIBUTABLE TO NCI	110,743	104,141	183,255	179,280
NET INCOME ATTRIBUTABLE TO SHUSA	$295,622	$255,415	$462,602	$440,527
(1) Includes impact of $104.4 million and $172.0 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to $79.2 million and $149.7 million for the corresponding periods in 2018 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment (income)/expense, net.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
NET INCOME INCLUDING NCI	$406,365	$359,556	$645,857	$619,807
OTHER COMPREHENSIVE INCOME ("OCI"), NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1) (2)	1,133	(4,739)	8,137	(12,474)
Net unrealized gains/(losses) on AFS and HTM investment securities, net of tax (2)	113,290	(35,054)	204,794	(160,700)
Pension and post-retirement actuarial gains, net of tax (2)	6,091	625	12,202	1,250
TOTAL OTHER COMPREHENSIVE GAIN / (LOSS), NET OF TAX	120,514	(39,168)	225,133	(171,924)
COMPREHENSIVE INCOME	526,879	320,388	870,990	447,883
NET INCOME ATTRIBUTABLE TO NCI	110,743	104,141	183,255	179,280
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$416,136	$216,247	$687,735	$268,603

(1) Excludes $(10.2) million, and $(16.5) million of OCI attributable to NCI for the three-month and six-month periods ended June 30, 2019, respectively, compared to $(0.2) million and $5.8 million for the corresponding periods in 2018.
(2) Excludes $39.1 million impact of OCI reclassified to Retained earnings as a result of the adoption of Accounting Standards Update ("ASU 2018-02") for the six-month period ended June 30, 2018.

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited) (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2019	530,391	—	17,899,170	(217,033)	3,894,037	2,552,231	24,128,405
Comprehensive income attributable to SHUSA	—	—	—	120,514	295,622	—	416,136
Other comprehensive (OCI) income attributable to NCI	—	—	—	—	—	(10,180)	(10,180)
Net income attributable to NCI	—	—	—	—	—	110,743	110,743
Impact of SC stock option activity	—	—	—	—	—	1,255	1,255
Contribution from shareholder	—	—	41,570	—	—	—	41,570
Dividends declared and paid on common stock	—	—	—	—	(75,000)	—	(75,000)
Dividends paid to NCI	—	—	—	—	—	(21,245)	(21,245)
Stock repurchase attributable to NCI	—	—	4,896	—	—	(91,760)	(86,864)
Balance, June 30, 2019	530,391	$—	$17,945,636	$(96,519)	$4,114,659	$2,541,044	$24,504,820

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2018	530,391	195,445	17,732,184	(370,281)	3,677,968	2,595,283	23,830,599
Comprehensive income attributable to SHUSA	—	—	—	(39,168)	255,415	—	216,247
OCI attributable to NCI	—	—	—	—	—	(245)	(245)
Net income attributable to NCI	—	—	—	—	—	104,141	104,141
Impact of SC stock option activity	—	—	—	—	—	4,075	4,075
Dividends declared and paid on common stock	—	—	—	—	(5,000)	—	(5,000)
Dividends paid to NCI	—	—	—	—	—	(5,787)	(5,787)
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, June 30, 2018	530,391	$195,445	$17,732,184	$(409,449)	$3,924,733	$2,697,467	$24,140,380

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited) (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2019	530,391	—	17,859,304	(321,652)	3,783,405	2,526,175	23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	—	225,133	462,602	—	687,735
OCI attributable to NCI	—	—	—	—	—	(16,523)	(16,523)
Net income attributable to NCI	—	—	—	—	—	183,255	183,255
Impact of SC stock option activity	—	—	—	—	—	5,606	5,606
Contribution from shareholder (Note 17)	—	—	75,901	—	—	—	75,901
Dividends declared and paid on common stock	—	—	—	—	(150,000)	—	(150,000)
Dividends paid to NCI	—	—	—	—	—	(42,394)	(42,394)
Stock repurchase attributable to NCI	—	—	10,431	—	—	(115,075)	(104,644)
Balance, June 30, 2019	530,391	$—	$17,945,636	$(96,519)	$4,114,659	$2,541,044	$24,504,820

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2018	530,391	195,445	17,723,010	(198,431)	3,453,957	2,516,851	23,690,832
Cumulative-effect adjustment upon adoption of new ASUs and other (Note 1)	—	—	—	(39,094)	47,549	—	8,455
Comprehensive income attributable to SHUSA	—	—	—	(171,924)	440,527	—	268,603
OCI attributable to NCI	—	—	—	—	—	5,797	5,797
Net income attributable to NCI	—	—	—	—	—	179,280	179,280
Impact of SC stock option activity	—	—	—	—	—	7,074	7,074
Contribution from shareholder and related tax impact (Note 17)	—	—	9,174	—	—	—	9,174
Dividends declared and paid on common stock	—	—	—	—	(10,000)	—	(10,000)
Dividends paid to NCI	—	—	—	—	—	(11,535)	(11,535)
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2018	530,391	$195,445	$17,732,184	$(409,449)	$3,924,733	$2,697,467	$24,140,380

See accompanying notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period Ended June 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$645,857	$619,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,080,843	987,683
Deferred tax expense	216,264	242,773
Depreciation, amortization and accretion	1,131,787	889,219
Net loss on sale of loans	150,147	148,838
Net (gain)/loss on sale of investment securities	(379)	244
Loss on debt extinguishment	1,127	3,413
Net loss on real estate owned and premises and equipment	2,820	3,288
Stock-based compensation	266	501
Equity income on equity method investments	(322)	(3,392)
Originations of LHFS, net of repayments	(568,633)	(2,369,626)
Purchases of LHFS	(229)	(620)
Proceeds from sales of LHFS	614,783	3,256,748
Net change in:
Revolving personal loans	(72,723)	(72,921)
Other assets, BOLI and trading securities	(479,589)	(401,695)
Other liabilities	260,283	704,392
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,982,302	4,008,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	285,263	39,446
Proceeds from prepayments and maturities of AFS investment securities	1,546,071	1,118,084
Purchases of AFS investment securities	(2,172,170)	(1,194,315)
Proceeds from prepayments and maturities of HTM investment securities	146,505	175,806
Purchases of HTM investment securities	(25,938)	(135,898)
Proceeds from sales of other investments	148,339	63,024
Proceeds from maturities of other investments	13,673	—
Purchases of other investments	(241,707)	(64,678)
Proceeds from sales of LHFI	602,325	826,085
Distributions from equity method investments	2,526	2,189
Contributions to equity method and other investments	(110,953)	(52,341)
Proceeds from settlements of BOLI policies	17,486	10,888
Purchases of LHFI	(625,435)	(559,358)
Net change in loans other than purchases and sales	(5,423,963)	(3,624,591)
Purchases and originations of operating leases	(4,527,626)	(4,804,003)
Proceeds from the sale and termination of operating leases	1,840,648	2,212,897
Manufacturer incentives	431,294	443,905
Proceeds from sales of real estate owned and premises and equipment	33,367	27,782
Purchases of premises and equipment	(88,014)	(70,756)
Upfront fee paid to FCA	(60,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(8,208,309)	(5,585,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,208,674	725,445
Net change in short-term borrowings	671,956	571,142
Net proceeds from long-term borrowings	21,916,766	23,140,364
Repayments of long-term borrowings	(19,882,995)	(22,560,831)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	3,375,000	—
Repayments of FHLB advances (with terms greater than 3 months)	(2,150,000)	(1,400,000)
Net change in advance payments by borrowers for taxes and insurance	21,261	31,283
Cash dividends paid to preferred stockholders	—	(7,300)
Dividends paid on common stock	(150,000)	(10,000)
Dividends paid to NCI	(42,394)	(11,535)
Stock repurchase attributable to NCI	(104,644)	—
Proceeds from the issuance of common stock	1,455	4,911
Capital contribution from shareholder	75,901	5,741
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,940,980	489,220

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	714,973	(1,087,962)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	10,722,304	10,338,774
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$11,437,277	$9,250,812

NON-CASH TRANSACTIONS
Loans transferred from/(to) held-for-investment ("HFI") (from)/to held-for-sale, net ("HFS")	1,600,445	724,616
Unsettled purchases of investment securities	333,498	—
Unsettled sales of investment securities	342,401	—
AFS investment securities transferred to HTM investment securities	—	1,167,189
Adoption of lease accounting standard:
Right-of-use assets	664,057	—
Accrued expenses and payables	705,650	—

(1) The six-month periods ended June 30, 2019 and 2018 include cash and cash equivalents balances of $8.0 billion and $6.1 billion, respectively, and restricted cash balances of $3.4 billion and $3.1 billion, respectively.

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

On June 28, 2019, SC entered into an amendment to the Chrysler Agreement, with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the Chrysler Agreement. The amendment also terminated the previously disclosed tolling agreement dated July 2018, between SC and FCA.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides personal loans, private-label revolving lines of credit and other consumer finance products.

As of June 30, 2019, SC was owned approximately 70.5% by SHUSA and 29.5% by other shareholders. SC Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

On April 22, 2019, SBNA entered into an agreement with First Commonwealth Bank for the sale of 14 bank branches and four automated teller machines ("ATMs") located in central Pennsylvania, together with approximately $507 million of deposits and $113 million of retail and business loans (outstanding balances as of June 30, 2019). This transaction aligns with SHUSA’s strategy to reallocate capital to investments in core markets that will drive growth. The transaction is expected to close in the third quarter of 2019, with the recognition of an immaterial gain on sale.

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

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company elected to report the results of SAM on a prospective basis beginning July 2, 2018. As a result of the contribution of SAM, SHUSA's net income is understated by $0.6 million and $1.0 million for the three- and six-month periods ended June 30, 2018. These amounts are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

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

Certain accounting for RICs and auto loans

As discussed in Note 1 - "Basis of Presentation and Accounting Policies" in the 2018 Annual Report on Form 10-K, the Company identified and corrected two immaterial errors. The Company has revised its comparative Condensed Consolidated Financial Statements as of June 30, 2018 included within this Quarterly Report on Form 10-Q.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following tables summarize the impacts of the corrections on the Company's Condensed Consolidated Statement of Operations for the periods indicated:

	For the three-month period ended			For the six-month period ended
	June 30, 2018			June 30, 2018
	As Reported	Corrections	As Revised	As Reported	Corrections	Revised
INTEREST INCOME
Loans	$1,813,853	$54,470	$1,868,323	$3,561,579	$108,873	$3,670,452
TOTAL INTEREST INCOME	1,946,603	54,470	2,001,073	3,822,660	108,873	3,931,533
NET INTEREST INCOME	1,537,616	54,470	1,592,086	3,033,558	108,873	3,142,431
Provision for credit losses	379,834	53,969	433,803	882,368	105,315	987,683
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,157,782	501	1,158,283	2,151,190	3,558	2,154,748
Income tax provision / (benefit)	168,035	116	168,151	263,356	857	264,213
NET INCOME including NCI	359,171	385	359,556	617,107	2,700	619,807
Less: Net income attributable to NCI	104,018	123	104,141	178,416	864	179,280
NET INCOME ATTRIBUTABLE TO SHUSA	$255,153	$262	$255,415	$438,691	$1,836	$440,527

The following table summarizes the impacts of the corrections on the Company's Condensed Consolidated SCF for the period indicated:

	For the six-month period ended
	June 30, 2018
	As Reported	Corrections	As Revised
Net cash provided by operating activities	$3,909,460	$99,192	$4,008,652
Net cash provided by (used in) investing activities	$(5,486,642)	$(99,192)	$(5,585,834)

In addition to the revision of the Company's Consolidated Financial Statements, information within the Notes to the Consolidated Financial Statements has been revised to reflect the correction of the errors discussed above. The following tables summarize the impacts of the correction of those items:

	June 30, 2018
	As Reported	Corrections	As Revised
Non-performing - RICs and auto loans - originated	$1,924,294	$(946,334)	$977,960
Total non-performing loans	2,901,957	(946,334)	1,955,623
Total non-performing assets	3,169,101	(946,334)	2,222,767

	June 30, 2018
	As Reported			Corrections			As Revised
	30-89 DPD(1)	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current
RICs and auto loans - originated	$3,038,768	$229,528	$22,416,117	$174,294	$20,269	$(56,027)	$3,213,062	$249,797	$22,360,090
Total loans	$3,787,412	$814,165	$80,095,126	$174,294	$20,269	$(56,027)	$3,961,706	$834,434	$80,039,099
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

As of June 30, 2019, with the exception of the items noted in the section captioned "Recently Adopted Accounting Standards" below, there have been no significant changes to the Company's accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Standards

Since January 1, 2019, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates (“ASUs"):

•
ASU 2016-02, Leases (Topic 842). The Company adopted this standard as of January 1, 2019, resulting in the recognition of a right of-use (“ROU”) asset ($664.1 million) and lease liability ($705.7 million) in the Consolidated Balance Sheet for all operating leases with a term greater than 12 months. The Company adopted the ASU using the modified retrospective approach, with application at the adoption date and a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, comparative periods were not adjusted. We elected the package of practical expedients permitted under transition guidance, which allowed us to carry forward the historical lease classification. We also elected not to recognize a lease liability and associated ROU asset for short-term leases. We did not elect (1) the hindsight practical expedient when determining the lease term and (2) the practical expedient to not separate non-lease components from lease components. The ASU required the Company to accelerate the recognition of $18.7 million of previously deferred gains on sale-leaseback transactions, with such impact recorded to the opening balance of Retained earnings.

The ROU asset and lease liability will subsequently be de-recognized in a manner that effectively yields a straight-line lease expense over the lease term. Lessee accounting requirements for finance leases (previously described as capital leases) and lessor accounting requirements for operating, sales-type, and direct financing leases (sales-type and direct financing leases were both previously referred to as capital leases) are largely unchanged. This standard did not materially affect our Consolidated Statements of Operations or SCF.

•
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized costs will be presented with Other assets on the balance sheet, and the amortization expense will be presented in the Technology, outside service, and marketing expense line of the Statement of Operations. The Company has early adopted this standard effective January 1, 2019 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on June 30, 2019 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2019 other than the events disclosed in Note 10.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its Consolidated Financial Statements and related disclosures.

In addition to those described in detail above, the Company is in the process of evaluating ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, but does not expect it to have a material impact on the Company's financial position, results of operations, or disclosures.

NOTE 3. INVESTMENT SECURITIES

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	June 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$3,122,838	$4,514	$(3,176)	$3,124,176	$1,815,914	$560	$(11,729)	$1,804,745
Corporate debt securities	158,446	87	(33)	158,500	160,164	12	(62)	160,114
Asset-backed securities (“ABS”)	417,401	2,054	(1,531)	417,924	435,464	3,517	(2,144)	436,837
State and municipal securities	13	—	—	13	16	—	—	16
Mortgage-backed securities (“MBS”):
GNMA - Residential (1)	2,526,247	4,856	(17,651)	2,513,452	2,829,075	861	(85,675)	2,744,261
GNMA - Commercial	745,871	8,374	(429)	753,816	954,651	1,250	(19,515)	936,386
FHLMC and FNMA - Residential (2)	4,889,480	13,461	(41,731)	4,861,210	5,687,221	267	(188,515)	5,498,973
FHLMC and FNMA - Commercial	70,700	2,670	(6)	73,364	51,808	384	(537)	51,655
Total investments in debt securities AFS	$11,930,996	$36,016	$(64,557)	$11,902,455	$11,934,313	$6,851	$(308,177)	$11,632,987
(1) Government National Mortgage Association ("GNMA")
(2) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	June 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,729,543	$11,782	$(13,044)	$1,728,281	$1,718,687	$1,806	$(54,184)	$1,666,309
GNMA - Commercial	1,226,208	15,951	(952)	1,241,207	1,031,993	1,426	(23,679)	1,009,740
Total investments in debt securities HTM	$2,955,751	$27,733	$(13,996)	$2,969,488	$2,750,680	$3,232	$(77,863)	$2,676,049

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of June 30, 2019 and December 31, 2018, the Company had investment securities with an estimated carrying value of $6.8 billion and $6.6 billion, respectively, pledged as collateral, which were comprised of the following: $2.3 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank (the "FRB"); $3.6 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $185.5 million and $78.0 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $424.1 million and $423.3 million, respectively, were pledged to deposits with clearing organizations; and $273.0 million and $415.1 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At June 30, 2019 and December 31, 2018, the Company had $40.3 million and $40.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s AFS debt securities at June 30, 2019 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$3,255,956	$3,255,876
Due after 1 year but within 5 years	376,902	380,421
Due after 5 years but within 10 years	398,434	400,761
Due after 10 years	7,899,704	7,865,397
Total	$11,930,996	$11,902,455

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual maturities of the Company’s HTM debt securities at June 30, 2019 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 10 years	$2,955,751	$2,969,488
Total	$2,955,751	$2,969,488

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of June 30, 2019 and December 31, 2018 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$897,154	$(3,176)	$288,660	$(315)	$914,212	$(11,414)
Corporate debt securities	114,826	(33)	—	—	152,247	(62)	13	—
ABS	—	—	67,419	(1,531)	31,888	(249)	77,766	(1,895)
MBS:
GNMA - Residential	36,884	(91)	1,946,255	(17,560)	102,418	(2,014)	2,521,278	(83,661)
GNMA - Commercial	—	—	74,678	(429)	199,495	(2,982)	622,989	(16,533)
FHLMC and FNMA - Residential	109,040	(181)	3,000,434	(41,550)	237,050	(5,728)	5,236,028	(182,787)
FHLMC and FNMA - Commercial	—	—	435	(6)	—	—	21,819	(537)
Total investments in debt securities AFS	$260,750	$(305)	$5,986,375	$(64,252)	$1,011,758	$(11,350)	$9,394,105	$(296,827)

The following tables present the aggregate amount of unrealized losses as of June 30, 2019 and December 31, 2018 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GNMA - Residential	$30,535	$(84)	$966,960	$(12,960)	$205,573	$(4,810)	$1,295,554	$(49,374)
GNMA - Commercial	—	—	172,593	(952)	221,250	(5,572)	629,847	(18,107)
Total investments in debt securities HTM	$30,535	$(84)	$1,139,553	$(13,912)	$426,823	$(10,382)	$1,925,401	$(67,481)

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

NOTE 3. INVESTMENT SECURITIES (continued)

The Company did not record any OTTI related to its investment securities for the three-month and six-month periods ended June 30, 2019 or 2018.

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 695 individual securities at June 30, 2019) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2019	2018	2019	2018
Proceeds from the sales of AFS securities	$344,792	$—	$627,664	$39,446

Gross realized gains	$2,528	$419	$3,340	$—
Gross realized losses	(149)	—	(2,961)	(244)
OTTI	—	—	—	—
Net realized gains/(losses) (1)	$2,379	$419	$379	$(244)

(1)
Includes net realized gain/(losses) on trading securities of $(12.0) thousand and $(0.3) million for the three-month and six-month periods ended June 30, 2019, respectively, and $0.4 million and $(0.2) million for the three-month and six-month periods ended June 30, 2018, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	June 30, 2019	December 31, 2018
FHLB of Pittsburgh and FRB stock	$706,086	$631,239
Low Income Housing Tax Credit investments ("LIHTC")	234,895	163,113
Equity securities not held for trading	12,528	10,995
Trading securities	2,302	10
Total	$955,811	$805,357

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2019, the Company purchased $111.0 million and $171.1 million of FHLB stock at par, respectively, and redeemed $39.1 million and $96.1 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the six-month period ended June 30, 2019, the Company did not purchase FRB stock.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of June 30, 2019, with changes in fair value recognized in net income, and consist primarily of Community Reinvestment Act (“CRA") mutual fund investments.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $50.8 billion at June 30, 2019 and $49.5 billion at December 31, 2018.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2019 was $2.5 billion, compared to $1.3 billion at December 31, 2018. LHFS in the residential mortgage portfolio are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to the Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of June 30, 2019, the carrying value of the personal unsecured HFS portfolio was $1.0 billion.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2019 and December 31, 2018, accrued interest receivable on the Company's loans was $511.3 million and $524.0 million, respectively.

During the second quarter of 2019, the Company entered into an agreement to sell approximately $1.4 billion of performing residential loans to FNMA. Approximately $566 million of this loan portfolio was sold during the second quarter for a gain of approximately $7 million. The remaining loans are expected to be sold during the third quarter of 2019 for an immaterial gain.

Loan and Lease Portfolio Composition

The following presents the composition of the gross loans and leases HFI by portfolio and by rate type:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$8,611,059	9.6%	$8,704,481	10.0%
Commercial and industrial ("C&I") loans	17,013,041	18.9%	15,738,158	18.1%
Multifamily loans	8,512,147	9.5%	8,309,115	9.5%
Other commercial(2)	7,896,467	8.8%	7,630,004	8.8%
Total commercial LHFI	42,032,714	46.8%	40,381,758	46.4%
Consumer loans secured by real estate:
Residential mortgages	8,857,045	9.8%	9,884,462	11.4%
Home equity loans and lines of credit	5,191,061	5.8%	5,465,670	6.3%
Total consumer loans secured by real estate	14,048,106	15.6%	15,350,132	17.7%
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	31,613,831	35.1%	28,532,085	32.8%
RICs and auto loans - purchased	475,550	0.5%	803,135	0.9%
Personal unsecured loans	1,429,640	1.6%	1,531,708	1.8%
Other consumer(3)	372,226	0.4%	447,050	0.4%
Total consumer loans	47,939,353	53.2%	46,664,110	53.6%
Total LHFI(1)	$89,972,067	100.0%	$87,045,868	100.0%
Total LHFI:
Fixed rate	$59,097,455	65.7%	$56,696,491	65.1%
Variable rate	30,874,612	34.3%	30,349,377	34.9%
Total LHFI(1)	$89,972,067	100.0%	$87,045,868	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.7 billion and $1.4 billion as of June 30, 2019 and December 31, 2018, respectively.
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

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	June 30, 2019	December 31, 2018

RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$494,738	$844,582
UPB - FVO (2)	5,913	9,678
Total UPB	500,651	854,260
Purchase marks (3)	(25,101)	(51,125)
Total RICs - Purchased HFI	475,550	803,135

RICs - Originated HFI:
UPB (1)	27,865,324	27,049,875
Net discount	(68,966)	(135,489)
Total RICs - Originated	27,796,358	26,914,386
SBNA auto loans	3,817,473	1,617,699
Total RICs - originated post-Change in Control	31,613,831	28,532,085
Total RICs and auto loans HFI	$32,089,381	$29,335,220

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $1.3 million and $2.1 million related to purchase loan portfolios on which we elected to apply the FVO at June 30, 2019 and December 31, 2018, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

During the six-month periods June 30, 2019 and 2018, SC originated $5.9 billion and $4.7 billion, respectively, in Chrysler Capital loans (which excludes the SBNA originations program), which represented 54% and 49%, respectively, of the UPB of SC's total RIC originations. As of June 30, 2019 and December 31, 2018, the carrying value of SC's auto RIC portfolio consisted of $8.6 billion and $9.0 billion, respectively, of Chrysler Capital loans (excluding the SBNA originations program), which represented 33% and 36%, respectively, of SC's auto RIC portfolio.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2019, and 2018 was as follows:

	Three-Month Period Ended June 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$447,991	$3,348,356	$46,748	$3,843,095
Provision for loan and lease losses	23,671	460,241	—	483,912
Other(1)	—	(20,395)	—	(20,395)
Charge-offs	(36,715)	(1,208,152)	—	(1,244,867)
Recoveries	12,131	709,957	—	722,088
Charge-offs, net of recoveries	(24,584)	(498,195)	—	(522,779)
ALLL, end of period	$447,078	$3,290,007	$46,748	$3,783,833

Reserve for unfunded lending commitments, beginning of period (2)	$86,563	$6,122	$—	$92,685
Provision for reserve for unfunded lending commitments	(3,218)	(62)	—	(3,280)
Reserve for unfunded lending commitments, end of period	83,345	6,060	—	89,405
Total ACL, end of period	$530,423	$3,296,067	$46,748	$3,873,238

	Six-Month Period Ended June 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,086	$3,409,021	$47,023	$3,897,130
Provision for loan and lease losses	45,644	1,041,294	—	1,086,938
Other	—	(20,395)	—	(20,395)
Charge-offs	(60,316)	(2,632,770)	(275)	(2,693,361)
Recoveries	20,664	1,492,857	—	1,513,521
Charge-offs, net of recoveries	(39,652)	(1,139,913)	(275)	(1,179,840)
ALLL, end of period	$447,078	$3,290,007	$46,748	$3,783,833
Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
(Release of) / Provision for reserve for unfunded lending commitments	(6,127)	32	—	(6,095)
Reserve for unfunded lending commitments, end of period	83,345	6,060	—	89,405
Total ACL, end of period	$530,423	$3,296,067	$46,748	$3,873,238
Ending balance, individually evaluated for impairment(1)	$96,718	$1,193,582	$—	$1,290,300
Ending balance, collectively evaluated for impairment	350,360	2,096,425	46,748	2,493,533

Financing receivables:
Ending balance	$42,122,566	$50,373,189	$—	$92,495,755
Ending balance, evaluated under the FVO or lower of cost or fair value	89,852	2,524,419	—	2,614,271
Ending balance, individually evaluated for impairment(1)	446,210	4,958,591	—	5,404,801
Ending balance, collectively evaluated for impairment	41,586,504	42,890,179	—	84,476,683

(1)	Consists of loans in troubled debt restructuring ("TDR") status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$462,074	$3,475,279	$47,023	$3,984,376
Provision for loan and lease losses	(33,213)	469,909	—	436,696
Charge-offs	(16,665)	(1,043,513)	—	(1,060,178)
Recoveries	14,624	613,358	—	627,982
Charge-offs, net of recoveries	(2,041)	(430,155)	—	(432,196)
ALLL, end of period	$426,820	$3,515,033	$47,023	$3,988,876

Reserve for unfunded lending commitments, beginning of period	$89,542	$323	$—	$89,865
(Release of) / Provision for unfunded lending commitments	(2,885)	(8)	—	(2,893)
Reserve for unfunded lending commitments, end of period	86,657	315	—	86,972
Total ACL, end of period	$513,477	$3,515,348	$47,023	$4,075,848

	Six-Month Period Ended June 30, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Provision for loan and lease losses	8,021	1,001,801	—	1,009,822
Charge-offs	(49,625)	(2,265,940)	—	(2,315,565)
Recoveries	24,628	1,275,104	—	1,299,732
Charge-offs, net of recoveries	(24,997)	(990,836)	—	(1,015,833)
ALLL, end of period	$426,820	$3,515,033	$47,023	$3,988,876

Reserve for unfunded lending commitments, beginning of period	$108,805	$306	$—	$109,111
Release of unfunded lending commitments	(22,148)	9	—	(22,139)
Reserve for unfunded lending commitments, end of period	86,657	315	—	86,972
Total ACL, end of period	$513,477	$3,515,348	$47,023	$4,075,848
Ending balance, individually evaluated for impairment (1)	$83,148	$1,702,029	$—	$1,785,177
Ending balance, collectively evaluated for impairment	343,672	1,813,004	47,023	2,203,699

Financing receivables:
Ending balance	$39,605,333	$45,229,907	$—	$84,835,240
Ending balance, evaluated under the FVO or lower of cost or fair value	65,528	1,521,803	—	1,587,331
Ending balance, individually evaluated for impairment(1)	509,693	6,496,582	—	7,006,275
Ending balance, collectively evaluated for impairment	39,030,112	37,211,522	—	76,241,634

(1)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control.

	Three-Month Period Ended			Six-Month Period Ended
	June 30, 2019			June 30, 2019
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$151,879	$2,970,450	$3,122,329	$193,742	$2,992,576	$3,186,318
(Release of) / Provision for loan and lease losses	(24,476)	446,685	422,209	(48,560)	1,016,615	968,055
Other(1)	—	(20,395)	(20,395)	—	(20,395)	(20,395)
Charge-offs	(34,950)	(1,122,101)	(1,157,051)	(86,262)	(2,454,006)	(2,540,268)
Recoveries	25,587	672,318	697,905	59,120	1,412,167	1,471,287
Charge-offs, net of recoveries	(9,363)	(449,783)	(459,146)	(27,142)	(1,041,839)	(1,068,981)
ALLL, end of period	$118,040	$2,946,957	$3,064,997	$118,040	$2,946,957	$3,064,997

	Three-Month Period Ended			Six-Month Period Ended
	June 30, 2018			June 30, 2018
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$322,726	$2,913,807	$3,236,533	$384,167	$2,862,356	$3,246,523
(Release of) / Provision for loan and lease losses	(30,031)	451,402	421,371	(45,861)	989,908	944,047
Charge-offs	(76,265)	(928,741)	(1,005,006)	(181,775)	(2,010,747)	(2,192,522)
Recoveries	49,791	556,887	606,678	109,690	1,151,838	1,261,528
Charge-offs, net of recoveries	(26,474)	(371,854)	(398,328)	(72,085)	(858,909)	(930,994)
ALLL, end of period	$266,221	$2,993,355	$3,259,576	$266,221	$2,993,355	$3,259,576
(1) Includes loans transferred to held for sale.

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018

Non-accrual loans:
Commercial:
CRE	$80,089	$88,500
C&I	181,926	189,827
Multifamily	3,372	13,530
Other commercial	93,379	72,841
Total commercial loans	358,766	364,698
Consumer:
Residential mortgages	199,861	216,815
Home equity loans and lines of credit	110,266	115,813
RICs and auto loans - originated	1,368,425	1,455,406
RICs - purchased	45,638	89,916
Personal unsecured loans	3,251	3,602
Other consumer	8,288	9,187
Total consumer loans	1,735,729	1,890,739
Total non-accrual loans	2,094,495	2,255,437

Other real estate owned ("OREO")	91,802	107,868
Repossessed vehicles	203,135	224,046
Foreclosed and other repossessed assets	2,849	1,844
Total OREO and other repossessed assets	297,786	333,758
Total non-performing assets	$2,392,281	$2,589,195

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

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	June 30, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE (1)	$24,548	$43,378	$67,926	$8,551,349	$8,619,275	$—
C&I (2)	45,699	61,930	107,629	16,984,155	17,091,784	—
Multifamily	1,058	629	1,687	8,513,353	8,515,040	—
Other commercial	70,147	8,886	79,033	7,817,434	7,896,467	1,896
Consumer:
Residential mortgages(3)	189,165	155,835	345,000	9,683,911	10,028,911	—
Home equity loans and lines of credit	47,581	74,185	121,766	5,069,295	5,191,061	—
RICs and auto loans - originated (4)	3,745,466	322,878	4,068,344	27,839,077	31,907,421	—
RICs and auto loans - purchased	142,148	10,533	152,681	322,869	475,550	—
Personal unsecured loans(5)	92,939	91,002	183,941	2,214,078	2,398,019	87,415
Other consumer	10,825	11,133	21,958	350,269	372,227	—
Total	$4,369,576	$780,389	$5,149,965	$87,345,790	$92,495,755	$89,311
(1) CRE includes of $8.2 million of LHFS at June 30, 2019.
(2) C&I loans includes $81.6 million of LHFS at June 30, 2019.
(3) Residential mortgages includes $1.2 billion of LHFS at June 30, 2019.
(4) RIC and auto loans includes $293.6 million of LHFS at June 30, 2019.
(5) Personal unsecured loans includes $1.0 billion of LHFS at June 30, 2019.

	As of
	December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$20,179	$49,317	$69,496	$8,634,985	$8,704,481	$—
C&I	61,495	74,210	135,705	15,602,453	15,738,158	—
Multifamily	1,078	4,574	5,652	8,303,463	8,309,115	—
Other commercial	16,081	5,330	21,411	7,608,593	7,630,004	6
Consumer:
Residential mortgages(1)	186,222	171,265	357,487	9,741,496	10,098,983	—
Home equity loans and lines of credit	58,507	79,860	138,367	5,327,303	5,465,670	—
RICs and auto loans - originated	4,076,015	419,819	4,495,834	24,036,251	28,532,085	—
RICs and auto loans - purchased	242,604	21,923	264,527	538,608	803,135	—
Personal unsecured loans(2)	93,675	102,463	196,138	2,404,327	2,600,465	98,973
Other consumer	16,261	13,782	30,043	417,007	447,050	—
Total	$4,772,117	$942,543	$5,714,660	$82,614,486	$88,329,146	$98,979

(1)	Residential mortgages included $214.5 million of LHFS at December 31, 2018.

(2)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2018.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	June 30, 2019
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$68,994	$74,251	$—	$74,025
C&I	38,893	49,604	—	32,376
Multifamily	8,222	9,120	—	13,241
Other commercial	11,032	11,067	—	9,190
Consumer:
Residential mortgages	132,235	186,597	—	138,567
Home equity loans and lines of credit	41,075	43,270	—	43,572
RICs and auto loans - originated	—	—	—	1
RICs and auto loans - purchased	4,418	5,676	—	5,740
Personal unsecured loans	4	4	—	4
Other consumer	2,989	2,989	—	3,290
With an allowance recorded:
Commercial:
CRE	49,815	58,800	8,764	54,338
C&I	179,125	218,243	63,754	179,652
Other commercial	77,255	77,255	24,200	68,585
Consumer:
Residential mortgages	253,202	290,093	27,499	253,584
Home equity loans and lines of credit	66,288	77,299	3,996	63,414
RICs and auto loans - originated	4,040,418	4,048,921	1,039,966	4,335,516
RICs and auto loans - purchased	396,631	448,257	114,936	505,351
Personal unsecured loans	15,510	15,748	4,707	15,846
Other consumer	10,238	13,335	2,478	10,149
Total:
Commercial	$433,336	$498,340	$96,718	$431,407
Consumer	4,963,008	5,132,189	1,193,582	5,375,034
Total	$5,396,344	$5,630,529	$1,290,300	$5,806,441

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $363.7 million for the six-month period ended June 30, 2019 on approximately $4.3 billion of TDRs that were in performing status as of June 30, 2019.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

June 30, 2019	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,583,924	$15,272,683	$8,273,815	$7,513,793	$38,644,215
Special mention	561,262	795,397	220,934	255,141	1,832,734
Substandard	422,429	379,865	20,291	65,504	888,089
Doubtful	8,914	62,499	—	62,029	133,442
N/A (2)	42,746	581,340	—	—	624,086
Total commercial loans	$8,619,275	$17,091,784	$8,515,040	$7,896,467	$42,122,566

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

December 31, 2018	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,655,627	$14,003,134	$8,072,407	$7,466,419	$37,197,587
Special mention	628,097	772,704	204,262	67,313	1,672,376
Substandard	373,356	408,515	32,446	36,255	850,572
Doubtful	4,655	38,373	—	60,017	103,045
N/A (2)	42,746	515,432	—	—	558,178
Total commercial loans	$8,704,481	$15,738,158	$8,309,115	$7,630,004	$40,381,758

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	June 30, 2019		December 31, 2018
(dollars in thousands)	RICs and auto loans	Percent	RICs and auto loans	Percent
No FICO®(1)	$3,206,105	9.9%	$3,136,449	10.7%
<600	15,333,280	47.8%	14,884,385	50.7%
600-639	5,700,553	17.8%	5,185,412	17.7%
640-679	5,093,132	15.9%	4,758,394	16.2%
680-719	595,315	1.9%	289,270	1.0%
720-759	591,713	1.8%	283,052	1.0%
>=760	1,569,283	4.9%	798,258	2.7%
Total	$32,089,381	100.0%	$29,335,220	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
June 30, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$167,858	$2,751	$—	$—	$132	$—	$—	$170,741
<600	38	206,466	47,271	34,358	23,982	942	3,961	317,018
600-639	—	142,130	42,800	35,911	36,620	1,296	1,410	260,167
640-679	118	276,927	93,563	73,156	88,659	3,267	1,137	536,827
680-719	97	522,166	224,343	119,674	148,100	1,719	4,824	1,020,923
720-759	29	973,173	422,704	199,259	185,078	2,210	3,748	1,786,201
>=760	802	3,230,464	1,019,055	327,112	175,625	5,604	6,506	4,765,168
Grand Total	$168,942	$5,354,077	$1,849,736	$789,470	$658,196	$15,038	$21,586	$8,857,045
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

	Home Equity Loans and Lines of Credit(2)
June 30, 2019	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$130,346	$1,074	$932	$—	$—	$132,352
<600	1,098	214,690	56,161	12,911	5,197	290,057
600-639	94	154,026	44,565	6,113	2,961	207,759
640-679	1,408	295,594	97,328	10,120	5,824	410,274
680-719	786	530,631	189,328	16,608	9,692	747,045
720-759	373	726,414	259,463	16,690	13,049	1,015,989
>=760	2,248	1,808,071	515,371	37,749	24,146	2,387,585
Grand Total	$136,353	$3,730,500	$1,163,148	$100,191	$60,869	$5,191,061

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018

Performing	$4,336,971	$5,014,224
Non-performing	752,118	908,128
Total (1)	$5,089,089	$5,922,352
(1) Excludes LHFS.

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationships with the Company. Loan terms are modified to meet each borrower’s particular circumstances at a point in time and may allow for modifications such as term extensions and interest rate reductions. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. Commercial TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). TDRs are subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2019 and 2018, respectively:

	Three-Month Period Ended June 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	8	$423	$6	$(13)	$416
C&I	14	318	(1)	—	317
Consumer:				—
Residential mortgages(3)	22	4,011	112	(35)	4,088
Home equity loans and lines of credit	35	2,863	—	318	3,181
RICs and auto loans - originated	17,111	293,942	(164)	887	294,665
RICs - purchased	211	854	1	(7)	848
Personal unsecured loans	74	736	—	9	745
Other consumer	13	442	—	(3)	439
Total	17,488	$303,589	$(46)	$1,156	$304,699

	Six-Month Period Ended June 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	25	$45,131	$401	$698	$46,230
C&I	38	938	—	—	938
Consumer:
Residential mortgages(3)	48	7,524	112	122	7,758
Home equity loans and lines of credit	75	7,858	—	739	8,597
RICs and auto loans - originated	36,542	622,115	(596)	1,940	623,459
RICs - purchased	629	2,823	3	(12)	2,814
Personal unsecured loans	125	1,307	—	6	1,313
Other consumer	19	625	—	(4)	621
Total	37,501	$688,321	$(80)	$3,489	$691,730
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
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	24	$12,384	$347	$(1,351)	$11,380
C&I	68	2,111	(1)	(2)	2,108
Consumer:
Residential mortgages(3)	54	8,403	—	(9)	8,394
Home equity loans and lines of credit	44	2,840	13	12	2,865
RICs and auto loans - originated	41,833	704,222	(920)	(8)	703,294
RICs - purchased	1,223	7,915	(27)	—	7,888
Personal unsecured loans	3,906	6,697	—	(199)	6,498
Other consumer	4	215	—	(1)	214
Total	47,156	$744,787	$(588)	$(1,558)	$742,641

	Six-Month Period Ended June 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	51	$46,892	$336	$(2,482)	$44,746
C&I	149	5,895	(4)	(133)	5,758
Consumer:
Residential mortgages(3)	115	18,330	—	(729)	17,601
Home equity loans and lines of credit	138	8,944	13	(220)	8,737
RICs and auto loans - originated	74,783	1,271,621	(1,489)	(80)	1,270,052
RICs - purchased	2,842	20,239	(76)	(22)	20,141
Personal unsecured loans	7,568	13,038	—	(284)	12,754
Other consumer	7	224	—	(5)	219
Total	85,653	$1,385,183	$(1,220)	$(3,955)	$1,380,008
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2019, and 2018, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2019		2018		2019		2018
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	1	$93	2	$309	2	$223	4	$593
C&I	10	254	42	1,275	25	845	94	2,795
Consumer:
Residential mortgages	26	2,826	32	3,967	79	7,628	96	12,835
Home equity loans and lines of credit	9	641	13	608	15	1,066	20	1,159
RICs and auto loans	5,326	89,749	8,786	145,373	12,885	215,071	20,808	347,042
Personal unsecured loans	57	646	57	566	117	1,180	2,381	3,809
Other consumer	—	—	1	5	—	—	2	15
Total	5,429	$94,209	8,933	$152,103	13,123	$226,013	23,405	$368,248

(1)	The recorded investment represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Leased vehicles	$20,190,000	$18,737,338
Less: accumulated depreciation	(3,665,402)	(3,518,025)
Depreciated net capitalized cost	16,524,598	15,219,313
Origination fees and other costs	80,786	66,967
Manufacturer subvention payments	(1,292,015)	(1,307,424)
Leased vehicles, net	15,313,369	13,978,856

Commercial equipment vehicles and aircraft, gross	140,276	130,274
Less: accumulated depreciation	(35,482)	(30,337)
Commercial equipment vehicles and aircraft, net	104,794	99,937

Total operating lease assets, net	$15,418,163	$14,078,793

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2019 (in thousands):

2019	$1,364,668
2020	2,236,603
2021	1,184,607
2022	206,467
2023	16,944
Thereafter	12,121
Total	$5,021,410

Lease income for the three-month and six-month periods ended June 30, 2019 was $705.8 million and 1.4 billion, respectively, compared to $569.3 million and $1.1 billion, respectively, for the corresponding periods in 2018.

During the three-month and six-month periods ended June 30, 2019, the Company recognized $48.5 million and $72.5 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term compared to $65.7 million and $118.9 million for the corresponding periods in 2018, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense for the three-month and six-month periods ended June 30, 2019 was $513.8 million and $993.1 million, respectively, compared to $436.8 million and $861.1 million respectively, for the corresponding periods in 2018.

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

(in thousands)	June 30, 2019	December 31, 2018
Assets
Restricted cash	$1,697,692	$1,582,158
Loans(2)	25,240,477	24,098,638
Operating lease assets, net	15,313,369	13,978,855
Various other assets	604,431	685,383
Total Assets	$42,855,969	$40,345,034
Liabilities
Notes payable(2)	$33,289,722	$31,949,839
Various other liabilities	99,856	122,010
Total Liabilities	$33,389,578	$32,071,849
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

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of June 30, 2019 and December 31, 2018, the Company was servicing $28.3 billion and $27.2 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

A summary of the cash flows received from the consolidated securitization Trusts for the three-month and six-month periods ended June 30, 2019 and 2018 is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2019	2018	2019	2018
Assets securitized	$4,913,261	$6,511,953	$9,841,723	$13,752,897

Net proceeds from new securitizations (1)	$3,794,437	$4,581,874	$7,757,055	$8,058,196
Net proceeds from sale of retained bonds	99,999	382,022	117,305	593,632
Cash received for servicing fees (2)	289,634	213,900	497,959	429,690
Net distributions from Trusts (2)	1,078,665	780,834	1,671,434	1,325,986
Total cash received from Trusts	$5,262,735	$5,958,630	$10,043,753	$10,407,504
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and six-month periods ended June 30, 2019, the Company sold no RICs to VIEs in off-balance sheet securitizations compared to sales of $1.2 billion for a loss of $3.2 million and $2.6 billion for a loss of $20.1 million during the three-month and six-month periods ended June 30, 2018, respectively. Beginning in 2017, the transactions were executed under the Company's securitization platforms with Santander. Santander holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

NOTE 6. VIEs (continued)

As of June 30, 2019 and December 31, 2018, the Company was servicing $3.1 billion and $4.1 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	June 30, 2019	December 31, 2018
Santander Private Auto Issuing Note ("SPAIN") trust	$2,776,169	$3,461,793
Total serviced for related parties	2,776,169	3,461,793

Chrysler Capital securitizations	369,113	611,050
Total serviced for third parties	369,113	611,050
Total serviced for other portfolio	$3,145,282	$4,072,843
Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the Trusts for the three-month and six-month periods ended June 30, 2019 and 2018 is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2019	2018	2019	2018
Receivables securitized (1)	$—	$1,156,060	$—	$2,631,313

Net proceeds from new securitizations	$—	$1,160,119	$—	$2,634,919
Cash received for servicing fees	9,357	12,616	19,608	20,694
Total cash received from Trusts	$9,357	$1,172,735	$19,608	$2,655,613
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units at June 30, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at June 30, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
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

There were no disposals, additions or impairments of goodwill for the three-month and six-month periods ended June 30, 2019 or June 30, 2018. The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	June 30, 2019		December 31, 2018
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$367,590	$(212,411)	$387,196	$(192,804)
Chrysler relationship	57,500	(81,250)	65,000	(73,750)
Trade name	14,100	(3,900)	14,700	(3,300)
Other intangibles	6,497	(48,692)	8,297	(46,894)
Total intangibles subject to amortization	$445,687	$(346,253)	$475,193	$(316,748)

At June 30, 2019 and December 31, 2018, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $14.7 million and $29.5 million for the three-month and six-month periods ended June 30, 2019, respectively, and $15.3 million and $30.6 million for the three-month and six-month periods ended 2018, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2019	$58,992	$29,508	$29,484
2020	58,657	—	58,657
2021	39,903	—	39,903
2022	39,901	—	39,901
2023	28,649	—	28,649
Thereafter	249,093	—	249,093

NOTE 8. OTHER ASSETS

The following is a detail of items that comprised other assets at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Operating lease ROU assets	$675,682	$—
Deferred tax assets	532,593	625,087
Accrued interest receivable	553,581	566,602
Derivative assets at fair value	576,625	511,916
Other repossessed assets	205,984	225,890
Equity method investments	216,387	204,687
MSRs	132,018	152,121
OREO	91,802	107,868
Miscellaneous assets, receivables and prepaid expenses	2,035,929	1,259,165
Total other assets	$5,020,601	$3,653,336

NOTE 8. OTHER ASSETS (continued)

Other assets is comprised of:

•	Operating lease ROU assets

We have operating leases for real estate and non-real estate assets. Real estate leases relate to office space and bank/lending retail branches. Non-real estate leases include data centers, automated teller machines ("ATMs"), vehicles and certain equipment leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Some lease payments may vary based on changes in the Consumer Price Index. The Company generally uses the contractual lease terms to allocate lease and non-lease components.

Real estate leases may include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. The Company includes a renewal option period in the lease term if it is reasonably certain that it will exercise such option. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term, using our incremental borrowing rates.

At June 30, 2019, operating lease ROU assets were $675.7 million and operating lease liabilities were $730.8 million. Operating lease ROU assets are included in Other Assets in the Company’s Condensed Consolidated Balance Sheets. Lease liabilities are included in Accrued expenses and payables in the Company’s Condensed Consolidated Balance Sheets.

For the three-month and six-month periods ended June 30, 2019, operating lease expenses were $36.6 million and $74.2 million and sublease income was $1.3 million and $1.9 million, respectively, and are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2019	Total Operating leases
(in thousands)
2019	$70,504
2020	136,794
2021	126,511
2022	117,126
2023	102,823
Thereafter	264,521
Total lease liabilities	$818,279
Less: Interest	(87,490)
Present value of lease liabilities	$730,789

Operating Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)	7
Weighted-average discount rate	3.2%

Other Information	June 30, 2019
(in thousands)
Operating cash flows from operating leases(1)	$(61,597)
Leased assets obtained in exchange for new operating lease liabilities	$717,765
(1) Activity is included within the net change in other liabilities on the Condensed Consolidated SCF.

NOTE 8. OTHER ASSETS (continued)

•
The Company made approximately $1.9 million in payments during the six months ending June 30, 2019 to Santander for rental of certain office space. The related ROU asset and lease liability were approximately $15.2 million on June 30, 2019.

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

•
Miscellaneous assets, receivables and prepaid expenses includes $351.3 million and $373.2 million of Income tax receivables and $287.1 million and $199.0 million of prepaid expenses at June 30, 2019 and December 31, 2018, respectively. In addition, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables, and unapplied payments are also included in miscellaneous assets. In connection with SC's execution of the sixth amendment to the Chrysler Agreement in June 2019, SC paid a $60 million upfront fee to FCA. This fee is being amortized into Other expenses over the remaining term of the Chrysler Agreement. The 2019 increase was also due to increases in subvention receivables, investment principal receivable and due from others related to broker-dealer activities.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$10,328,504	16.2%	$8,827,704	14.4%
Non-interest-bearing demand deposits	14,687,583	23.1%	14,420,450	23.4%
Savings	5,870,605	9.2%	5,875,787	9.6%
Customer repurchase accounts	418,916	0.7%	654,843	1.1%
Money market	23,756,860	37.2%	24,263,929	39.4%
Certificates of deposit ("CDs")	8,657,586	13.6%	7,468,667	12.1%
Total deposits (1)	$63,720,054	100.0%	$61,511,380	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $9.4 billion and $8.4 billion at June 30, 2019 and December 31, 2018, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.6 billion and $2.7 billion at June 30, 2019 and December 31, 2018, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $104.4 million and $50.0 million at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company had $2.3 billion and $1.9 billion of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at June 30, 2019 were $48.9 billion, compared to $45.0 billion at December 31, 2018. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

NOTE 10. BORROWINGS (continued)

Bank

The Bank had no new securities issuances during the three-month and six-month periods ended June 30, 2019 and the year ended December 31, 2018.

During the second quarter of 2019, the Bank repurchased the following borrowings and other debt obligations:

•	$27.9 million of its subordinated notes due August 2022.

•	$21.2 million of its real estate investment trust ("REIT") preferred debt.

The Bank did not repurchase any outstanding borrowings in the open market during the year ended December 31, 2018.

SHUSA

During the second quarter of 2019, the Company issued $1.0 billion of 3.50% senior notes due June 2024. During the second quarter of 2019, the Company also redeemed $178.7 million of its 2.70% senior notes, due May 2019.

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

The Company recorded a loss on debt extinguishment related to debt repurchases and early repayments, primarily at the Bank, of $1.1 million for the three-month and six-month periods ended June 30, 2019. The Company recorded a loss on debt extinguishment related to debt repurchases and early repayments of $1.2 million and $3.4 million for the corresponding periods in 2018.

In July 2019, the Company privately issued $721.0 million of floating rate senior notes due January 2023. Effective July 2019, the Company redeemed its floating rate senior notes, due July 2019 and September 2019.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.70% senior notes, due May 2019	$—	—%	$178,628	2.82%
2.65% senior notes, due April 2020	998,670	2.82%	997,848	2.82%
4.45% senior notes, due December 2021	996,183	4.61%	995,540	4.61%
3.70% senior notes, due March 2022	1,440,075	3.74%	1,440,063	3.74%
3.40% senior notes, due January 2023	995,432	3.54%	994,831	3.54%
3.50% senior notes, due June 2024	995,441	3.60%	—	—%
4.50% senior notes, due July 2025	1,096,234	4.56%	1,095,966	4.56%
4.40% senior notes, due July 2027	1,049,806	4.40%	1,049,799	4.40%
Senior notes, due July 2019 (1)	388,736	3.69%	388,717	3.22%
Senior notes, due September 2019 (1)	370,955	3.66%	370,936	3.18%
Senior notes, due January 2020 (1)	302,630	3.69%	302,619	3.22%
Senior notes, due September 2020 (2)	108,845	3.55%	108,888	3.17%
Senior notes, due June 2022(1)	427,872	3.70%	427,850	3.38%
Subsidiaries
2.00% subordinated debt, maturing through 2042	41,026	2.00%	40,703	2.00%
Short-term borrowing, due within one year, maturing July 2019	22,000	2.35%	44,000	2.40%
Short-term borrowing, due within one year, maturing July 2019	9,856	0.38%	15,900	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,243,761	3.84%	$8,452,288	3.76%
(1) These notes bear interest at a rate equal to the three-month London Interbank Offered Rate (“LIBOR") plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 105 basis points per annum.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Subordinated term loan, due February 2019	$—	—%	$99,402	8.20%
FHLB advances, maturing through September 2021	6,775,000	2.75%	4,850,000	2.74%
Real estate investment trust ("REIT") preferred, callable May 2020	125,311	13.08%	145,590	13.22%
Subordinated term loan, due August 2022	—	—%	26,770	9.95%
Total Bank borrowings and other debt obligations	$6,900,311	2.94%	$5,121,762	3.18%

The Bank had outstanding irrevocable letters of credit totaling $769.3 million from the FHLB of Pittsburgh at June 30, 2019, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, due March 2021	$1,061,345	$1,250,000	3.66%	$1,552,733	$—
Warehouse line, due November 2020	315,720	500,000	3.28%	349,564	486
Warehouse line, due August 2020(1)	2,966,543	4,400,000	3.73%	4,080,313	3,849
Warehouse line, due October 2020	881,577	2,050,000	4.38%	1,203,771	46
Warehouse line, due June 2021	186,983	500,000	4.04%	267,358	—
Warehouse line, due November 2020	585,400	1,000,000	3.76%	922,796	—
Warehouse line, due June 2021	90,900	350,000	5.66%	101,504	239
Repurchase facility, due September 2019(2)	330,062	330,062	3.80%	452,740	—
Repurchase facility, due July 2019(2)	95,633	95,633	3.04%	153,680	—
Total SC revolving credit facilities	$6,514,163	$10,475,695	3.81%	$9,084,459	$4,620

(1)	This line is held exclusively for financing of Chrysler Capital leases.

(2)
The repurchase facilities are collateralized by securitization notes payable retained by SC. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retained securities pledged. In some instances, SC places or receives cash collateral with counterparties under collateral arrangements associated with SC's repurchase agreements. The maturity date for the repurchase facility trade that expires in July 2019, was extended to October 2019.

	December 31, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, maturing on various dates	$314,845	$1,250,000	4.83%	$458,390	$—
Warehouse line, due November 2020	317,020	500,000	3.53%	359,214	525
Warehouse line, due August 2020(1)	2,154,243	4,400,000	3.79%	2,859,113	4,831
Warehouse line, due October 2020	242,377	2,050,000	5.94%	345,599	120
Warehouse line, due August 2019	53,584	500,000	8.34%	78,790	—
Warehouse line, due November 2020	1,000,000	1,000,000	3.32%	1,430,524	6
Warehouse line, due October 2019	97,200	350,000	4.35%	108,418	328
Repurchase facility, due April 2019(2)	167,118	167,118	3.84%	235,540	—
Repurchase facility, due March 2019(2)	131,827	131,827	3.54%	166,308	—
Total SC revolving credit facilities	$4,478,214	$10,348,945	3.91%	$6,041,896	$5,810
(1), (2) See corresponding footnotes to the June 30, 2019 credit facilities table above.

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable and residuals retained by the Company.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and October 2026(1)	$19,094,235	$44,331,242	1.33% - 3.42%	$24,972,094	$1,673,929
SC privately issued amortizing notes, maturing on various dates between July 2019 and September 2024	7,154,282	11,406,822	0.88% - 3.53%	10,529,218	19,231
Total SC secured structured financings	$26,248,517	$55,738,064	0.88% - 3.53%	$35,501,312	$1,693,160
(1) Securitizations executed under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and October 2026	$19,225,169	$41,380,952	1.16% - 3.53%	$24,912,904	$1,541,714
SC privately issued amortizing notes, maturing on various dates between July 2019 and September 2024	7,676,351	11,305,368	0.88% - 3.17%	10,383,266	35,201
Total SC secured structured financings	$26,901,520	$52,686,320	0.88% - 3.53%	$35,296,170	$1,576,915

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of June 30, 2019 and December 31, 2018, SC had private issuances of notes backed by vehicle leases outstanding totaling $8.3 billion and $7.8 billion, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and six-month periods ended June 30, 2019 and 2018, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2019			March 31, 2019		June 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$15,761	$(10,969)	$4,792
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(5,058)	1,399	(3,659)
Net unrealized gains on cash flow hedge derivative financial instruments	10,703	(9,570)	1,133	$(12,809)	$1,133	$(11,676)

Change in unrealized gains on investments in debt securities AFS	152,353	(37,266)	115,087
Reclassification adjustment for (gains) included in net income/(expense) on non-OTTI securities (2)	(2,379)	582	(1,797)
Net unrealized gains on investments in debt securities AFS	149,974	(36,684)	113,290	(154,263)	113,290	(40,973)
Pension and post-retirement actuarial gain(3)	6,274	(183)	6,091	(49,961)	6,091	(43,870)

As of June 30, 2019	$166,951	$(46,437)	$120,514	$(217,033)	$120,514	$(96,519)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2019			December 31, 2018		June 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$26,163	$(12,971)	$13,192
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(7,181)	2,126	(5,055)
Net unrealized gains on cash flow hedge derivative financial instruments	18,982	(10,845)	8,137	$(19,813)	$8,137	$(11,676)

Change in unrealized gains on investments in debt securities	273,730	(68,652)	205,078
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(379)	95	(284)
Net unrealized gains on investments in debt securities	273,351	(68,557)	204,794	(245,767)	204,794	(40,973)
Pension and post-retirement actuarial gain(3)	12,575	(373)	12,202	(56,072)	12,202	(43,870)
As of June 30, 2019	$304,908	$(79,775)	$225,133	$(321,652)	$225,133	$(96,519)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of AFS securities.

(3)	Included in the computation of net periodic pension costs.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended June 30, 2018			March 31, 2018		June 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(21,956)	$6,772	$(15,184)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	15,332	(4,887)	10,445
Net unrealized (losses) on cash flow hedge derivative financial instruments	(6,624)	1,885	(4,739)	$(23,752)	$(4,739)	$(28,491)

Change in unrealized (losses) on investment securities AFS	(46,198)	11,459	(34,739)
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(419)	104	(315)
Net unrealized (losses) on investment securities AFS	(46,617)	11,563	(35,054)	(290,522)	(35,054)	(325,576)

Pension and post-retirement actuarial gain(4)	842	(217)	625	(56,007)	625	(55,382)

As of June 30, 2018	$(52,399)	$13,231	$(39,168)	$(370,281)	$(39,168)	$(409,449)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2018			December 31, 2017		June 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$(23,788)	$2,018	$(21,770)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	13,645	(4,349)	9,296
Net unrealized (losses) on cash flow hedge derivative financial instruments	(10,143)	(2,331)	(12,474)	$(6,388)	$(12,474)
Cumulative impact of adoption of new ASUs (4)					(9,629)
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					(22,103)	(28,491)

Change in unrealized (losses) on investment securities	(183,158)	22,246	(160,912)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	244	(32)	212
Net unrealized (losses) on investment securities	(182,914)	22,214	(160,700)	(140,498)	(160,700)
Cumulative impact of adoption of new ASU(4)					(24,378)
Net unrealized (losses) on investments in debt securities					(185,078)	(325,576)
Pension and post-retirement actuarial gain(3)	6,771	(5,521)	1,250	(51,545)	1,250
Cumulative impact of adoption of new ASUs (4)					(5,087)
Pension and post-retirement actuarial gain upon adoption					(3,837)	(55,382)

As of June 30, 2018	$(186,286)	$14,362	$(171,924)	$(198,431)	$(211,018)	$(409,449)
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

NOTE 12. DERIVATIVES

General

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the overnight indexed swap (“OIS") rate or LIBOR), security, credit spread or index.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2019, derivatives in this category had a fair value of $1.0 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the second quarter of 2019, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of June 30, 2019 and December 31, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $8.2 million and $9.5 million, respectively. The Company had $14.9 million and $11.5 million in cash and securities collateral posted to cover those positions as of June 30, 2019 and December 31, 2018, respectively.

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

The last of the hedges is scheduled to expire in December 2023. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2019, the Company expected $0.8 million of losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 12. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2019 and December 31, 2018 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,150,000	$12,225	$41,037	2.35%	1.79%	1.60
Pay variable - receive fixed interest rate swaps	4,300,000	1,754	23,454	1.42%	2.26%	1.62
Interest rate floor	3,650,000	22,754	46	—%	—%	1.65
Total	$12,100,000	$36,733	$64,537	1.31%	1.42%	1.62

December 31, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,176,105	$44,054	$10,503	2.67%	1.74%	2.07
Pay variable - receive fixed interest rate swaps	4,000,000	—	89,769	1.41%	2.40%	2.02
Interest rate floor	2,000,000	10,932	—	0.04%	—%	1.91
Total	$10,176,105	$54,986	$100,272	1.66%	1.66%	2.02

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2019 and December 31, 2018 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Mortgage banking derivatives:
Forward commitments to sell loans	$589,064	$329,189	$—	$4	$3,984	$4,821
Interest rate lock commitments	367,206	133,680	4,471	2,677	—	—
Mortgage servicing	420,000	455,000	14,863	1,575	243	8,953
Total mortgage banking risk management	1,376,270	917,869	19,334	4,256	4,227	13,774

Customer-related derivatives:
Swaps receive fixed	10,626,331	11,335,998	360,742	92,542	9,812	120,185
Swaps pay fixed	11,132,874	11,825,804	21,283	163,673	311,582	72,662
Other	2,112,235	2,162,302	3,398	11,151	8,286	14,294
Total customer-related derivatives	23,871,440	25,324,104	385,423	267,366	329,680	207,141

Other derivative activities:
Foreign exchange contracts	4,684,232	3,635,119	34,533	47,330	36,849	37,466
Interest rate swap agreements	2,120,371	2,281,379	2,992	11,553	13,219	3,264
Interest rate cap agreements	9,219,924	7,758,710	88,247	128,467	—	—
Options for interest rate cap agreements	9,203,381	7,741,765	—	—	88,240	128,377
Other	1,140,641	1,038,558	10,327	4,527	12,587	7,137
Total	$51,616,259	$48,697,504	$540,856	$463,499	$484,802	$397,159

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2019 and 2018:

(in thousands)		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity(1)	Line Item	2019	2018	2019	2018

Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$13,842	$7,925	$26,782	$10,689
Pay variable receive-fixed interest rate swap	Interest income on loans	(11,250)	(5,023)	(22,698)	(7,043)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(819)	(239)	834	(753)
Interest rate lock commitments	Miscellaneous income, net	1,495	131	1,794	279
Mortgage servicing	Miscellaneous income, net	12,947	(3,512)	21,301	(12,662)
Customer-related derivatives	Miscellaneous income, net	(2,291)	4,034	(16,350)	9,903
Foreign exchange	Miscellaneous income, net	6,044	4,987	29,977	8,706
Interest rate swaps, caps, and options	Miscellaneous income, net	5,421	193	7,866	10,232
Other	Miscellaneous income, net	843	248	(368)	(2,383)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 12. DERIVATIVES (continued)

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $4.8 million and $13.2 million, net of tax, for the three-month and six-month periods ended June 30, 2019, respectively, and losses of $15.2 million and $21.8 million, net of tax, for the three-month and six-month periods ended June 30, 2018, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $3.7 million and $5.1 million, net of tax, for the three-month and six-month periods ended June 30, 2019, respectively, and losses of $10.4 million and $9.3 million, net of tax, for the three-month and six-month periods ended June 30, 2018, respectively.

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Collateral Received (3)	Net Amount
June 30, 2019
Cash flow hedges	$36,733	$—	$36,733	$19,236	$17,497
Other derivative activities(1)	536,385	964	535,421	63,216	472,205
Total derivatives subject to a master netting arrangement or similar arrangement	573,118	964	572,154	82,452	489,702
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,471	—	4,471	—	4,471
Total Derivative Assets	$577,589	$964	$576,625	$82,452	$494,173

December 31, 2018
Cash flow hedges	$54,986	$—	$54,986	$22,451	$32,535
Other derivative activities(1)	460,822	6,570	454,252	117,582	336,670
Total derivatives subject to a master netting arrangement or similar arrangement	515,808	6,570	509,238	140,033	369,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,677	—	2,677	—	2,677
Total Derivative Assets	$518,485	$6,570	$511,915	$140,033	$371,882

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

(3)
Collateral received includes cash, cash equivalents, and other financial instruments. Cash collateral received is reported in Other liabilities, as applicable, in the Condensed Consolidated Balance Sheets. Financial instruments that are pledged to the Company are not reflected in the accompanying Condensed Consolidated Balance Sheets since the Company does not control or have the ability to rehypothecate these instruments.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Collateral Pledged (3)	Net Amount
June 30, 2019
Cash flow hedges	$64,537	$—	$64,537	$62,437	$2,100
Other derivative activities(1)	480,818	9,773	471,045	430,795	40,250
Total derivatives subject to a master netting arrangement or similar arrangement	545,355	9,773	535,582	493,232	42,350
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,984	—	3,984	3,855	129
Total Derivative Liabilities	$549,339	$9,773	$539,566	$497,087	$42,479

December 31, 2018
Cash flow hedges	$100,272	$—	$100,272	$5,612	$94,660
Other derivative activities(1)	392,338	13,422	378,916	316,285	62,631
Total derivatives subject to a master netting arrangement or similar arrangement	492,610	13,422	479,188	321,897	157,291
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,821	—	4,821	3,827	994
Total Derivative Liabilities	$497,431	$13,422	$484,009	$325,724	$158,285

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

(3)
Cash collateral pledged and financial instruments pledged is reported in Other assets, in the Condensed Consolidated Balance Sheets. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

NOTE 13. INCOME TAXES

An income tax provision of $155.3 million and $168.2 million was recorded for the three-month periods ended June 30, 2019 and 2018, respectively. An income tax provision of $271.5 million and $264.2 million was recorded for the six-month periods ended June 30, 2019 and 2018, respectively. . This resulted in an effective tax rate ("ETR") of 27.7% and 31.9% for the three-month periods ended June 30, 2019 and 2018, respectively. The Company's ETR was 29.6% and 29.9% for the six-month periods ended June 30, 2019 and 2018, respectively.

The decrease in the ETR for the three-month period ended June 30, 2019 as compared to the three-month period ended June 30, 2018 was primarily due to certain discrete adjustments related to tax law changes recognized during the three-month period ended June 30, 2018.

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

In response to the First Circuit's decision, at December 31, 2016, the Company used its previously established $230.1 million tax reserve to write off deferred tax assets and a portion of the receivable that would not be realized under the Court's decision. Additionally, the Company established a $36.8 million tax reserve in relation to items that had not yet been determined by the courts, including potential penalties. The Company anticipates that the matter will be finally resolved with no effect on net income.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated OCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax liability balance of $884.4 million at June 30, 2019 (consisting of a deferred tax asset balance of $532.6 million and a deferred tax liability balance of $1.4 billion), compared to a net deferred tax liability balance of $587.5 million at December 31, 2018 (consisting of a deferred tax asset balance of $625.1 million and a deferred tax liability balance of $1.2 billion). The $296.9 million increase in net deferred liability for the six-month period ended June 30, 2019 was primarily due to mark-to-mark adjustments and accelerated depreciation from leasing transactions.

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

There were no material transfers in or out of Level 1, 2, or 3 during the six-month periods ended June 30, 2019 or 2018 for any assets or liabilities valued at fair value on a recurring basis.

NOTE 14. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2019 and December 31, 2018.

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Financial assets:
U.S. Treasury securities	$—	$3,124,176	$—	$3,124,176	$526,364	$1,278,381	$—	$1,804,745
Corporate debt	—	158,500	—	158,500	—	160,114	—	160,114
ABS	—	92,945	324,979	417,924	—	109,638	327,199	436,837
State and municipal securities	—	13	—	13	—	16	—	16
MBS	—	8,201,842	—	8,201,842	—	9,231,275	—	9,231,275
Investment in debt securities AFS(3)	—	11,577,476	324,979	11,902,455	526,364	10,779,424	327,199	11,632,987
Other investments - trading securities	—	2,302	—	2,302	4	6	—	10
RICs HFI(4)	—	—	104,193	104,193	—	—	126,312	126,312
LHFS (1)(5)	—	259,171	—	259,171	—	209,506	—	209,506
MSRs (2)	—	—	129,913	129,913	—	—	149,660	149,660
Other assets - derivatives (3)	—	573,050	4,539	577,589	—	515,781	2,704	518,485
Total financial assets (6)	$—	$12,411,999	$563,624	$12,975,623	$526,368	$11,504,717	$605,875	$12,636,960
Financial liabilities:
Other liabilities - derivatives (3)	—	546,739	2,600	549,339	—	496,593	838	497,431
Total financial liabilities	$—	$546,739	$2,600	$549,339	$—	$496,593	$838	$497,431

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company had total MSRs of $132.0 million and $152.1 million as of June 30, 2019.and December 31, 2018, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $563.6 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 4.3% of total assets measured at fair value on a recurring basis and approximately 0.4% of total consolidated assets.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired commercial LHFI	$—	$126,975	$223,289	$350,264	$5,182	$150,208	$219,258	$374,648
Foreclosed assets	—	13,912	70,181	84,093	—	16,678	81,208	97,886
Vehicle inventory	—	334,325	—	334,325	—	342,617	—	342,617
LHFS(1)	—	832,056	1,432,461	2,264,517	—	—	1,073,795	1,073,795
Auto loans impaired due to bankruptcy	—	184,543	—	184,543	—	189,114	—	189,114
MSRs	—	—	8,636	8,636	—	—	9,386	9,386

(1)	These amounts include $1.0 billion and $1.1 billion of personal LHFS that were impaired as of June 30, 2019 and December 31, 2018, respectively.

NOTE 14. FAIR VALUE (continued)

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $305.5 million and $479.4 million at June 30, 2019 and December 31, 2018, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended June 30		Six-Month Period Ended June 30,
(in thousands)	Statement of Operations Location	2019	2018	2019	2018
Impaired LHFI	Provision for credit losses	$479	$29,891	$(6,113)	$579
Foreclosed assets	Miscellaneous income, net (1)	(1,532)	(2,129)	(3,784)	(4,601)
LHFS	Provision for credit losses	—	(6)	—	(387)
LHFS	Miscellaneous income, net (1)	(104,365)	(79,221)	(172,038)	(149,711)
Auto loans impaired due to bankruptcy	Provision for credit losses	(7,254)	(6,667)	(11,664)	(88,812)
MSRs	Miscellaneous income, net (1)	(182)	929	(355)	380

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 14. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and six-month periods ended June 30, 2019 and 2018, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended June 30, 2019					Three-Month Period Ended June 30, 2018
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$326,108	$114,809	$140,134	$1,252	$582,303	$348,634	$167,597	$160,130	$1,746	$678,107
Losses in other comprehensive income	(830)	—	—	—	(830)	(1,275)	—	—	—	(1,275)
Gains/(losses) in earnings	—	3,405	(14,691)	599	(10,687)	—	4,760	(1,274)	(1,299)	2,187
Additions/Issuances	—	2,079	8,206	—	10,285	—	1,927	2,841	—	4,768
Settlements(1)	(299)	(16,100)	(3,736)	88	(20,047)	(503)	(22,202)	(3,227)	98	(25,834)
Balances, end of period	$324,979	$104,193	$129,913	$1,939	$561,024	$346,856	$152,082	$158,470	$545	$657,953
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$3,405	$(14,691)	$(896)	$(12,182)	$—	$4,760	$(1,274)	$(1,430)	$2,056

	Six-Month Period Ended June 30, 2019					Six-Month Period Ended June 30, 2018
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$327,199	$126,312	$149,660	$1,866	$605,037	$350,252	$186,471	$145,993	$1,514	$684,230
Losses in OCI	(1,502)	—	—	—	(1,502)	(1,774)	—	—	—	(1,774)
Gains/(losses) in earnings	—	6,952	(23,937)	(101)	(17,086)	—	10,036	13,769	(1,165)	22,640
Additions/Issuances	—	2,079	11,103	—	13,182	—	3,276	5,597	—	8,873
Settlements(1)	(718)	(31,150)	(6,913)	174	(38,607)	(1,622)	(47,701)	(6,889)	196	(56,016)
Balances, end of period	$324,979	$104,193	$129,913	$1,939	$561,024	$346,856	$152,082	$158,470	$545	$657,953
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$6,952	$(23,937)	$(1,895)	$(18,880)	$—	$10,036	$13,769	$(1,444)	$22,361

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

The gains in earnings reported in the table above related to the RICs HFI for which the Company elected the FVO are driven by three primary factors: 1) the recognition of interest income, 2) recoveries of previously charged-off RICs, and 3) actual performance of the portfolio since the Change in Control. Recoveries from RICs that were charged off at the Change in Control date are a direct increase to the gain recognized within the portfolio. In accordance with Accounting Standards Codification (“ASC") 805, Business Combinations, the Company did not ascribe a fair value to the portfolio of sub-prime charged-off RICs at the Change in Control date. Recoveries of previously charged off loans are usually recorded as a reduction to charge-offs in the period in which the recovery is made; however, in instances where the FVO is elected, it will flow through the fair value mark. At the Change in Control date, the UPB of the previously charged-off RIC portfolio was approximately $3.0 billion.

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Debt Securities Classified as AFS

Debt securities classified as AFS are accounted for at fair value. The Company utilizes a third-party pricing service to value its investment securities portfolios on a global basis. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by pricing vendors, other trusted market sources are utilized. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

NOTE 14. FAIR VALUE (continued)

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair values. Actively traded quoted market prices for debt securities AFS, such as U.S. Treasury and government agency securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

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

Realized gains and losses on investments in debt securities are recognized in the Consolidated Statements of Operations through Net gain/(loss) on sale of investment securities.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.5 million and $10.6 million, respectively, at June 30, 2019.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.3 million and $8.4 million, respectively, at June 30, 2019.

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

NOTE 14. FAIR VALUE (continued)

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 12 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at June 30, 2019 and December 31, 2018, respectively:

(dollars in thousands)	Fair Value at June 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$301,589	DCF	Discount Rate (1)	1.68% - 2.51% (2.37%)
Sale-leaseback securities	23,390	Consensus Pricing (2)	Offered quotes (3)	108.16%
RICs HFI	104,193	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.78%)
			Recovery Rate (6)	25.00% - 43.00% (41.42%)
Personal LHFS (10)	955,729	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	129,913	DCF	CPR (7)	6.96% - 100.00% (11.68%)
			Discount Rate (8)	9.61%

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

(10)	Excludes non-significant Level 3 LHFS portfolios.

(dollars in thousands)	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$303,224	DCF	Discount Rate (1)	2.68% - 2.73% (2.69%)
Sale-leaseback securities	23,975	Consensus Pricing (2)	Offered Quotes (3)	110.28%
RICs HFI	126,312	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.55%)
			Recovery Rate (6)	25.00% - 43.00% (41.6%)
Personal LHFS (10)	1,068,757	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	149,660	DCF	CPR (7)	7.06% - 100.00% (9.22%)
			Discount Rate (8)	9.71%
(1), (2), (3), (4), (5), (6), (7), (8), (9), (10) - See corresponding footnotes to the June 30, 2019 Level 3 significant inputs table above.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2019					December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,019,284	$8,019,284	$8,019,284	$—	$—	$7,790,593	$7,790,593	$7,790,593	$—	$—
Investment in debt securities AFS	11,902,455	11,902,455	—	11,577,476	324,979	11,632,987	11,632,987	526,364	10,779,424	327,199
Investment in debt securities HTM	2,955,751	2,969,488	—	2,969,488	—	2,750,680	2,676,049	—	2,676,049	—
Other investments - trading securities	2,302	2,302	—	2,302	—	10	10	4	6	—
LHFI, net	86,188,234	87,891,554	—	126,975	87,764,579	83,148,738	83,415,697	5,182	150,208	83,260,307
LHFS	2,523,688	2,523,758	—	1,091,227	1,432,531	1,283,278	1,283,301	—	209,506	1,073,795
Restricted cash	3,417,993	3,417,993	3,417,993	—	—	2,931,711	2,931,711	2,931,711	—	—
MSRs(1)	132,018	138,549	—	—	138,549	152,121	159,046	—	—	159,046
Derivatives	577,589	577,589	—	573,050	4,539	518,485	518,485	—	515,781	2,704

Financial liabilities:
Deposits	63,720,054	63,726,203	55,063,569	8,662,634	—	61,511,380	61,456,268	54,039,848	7,416,420	—
Borrowings and other debt obligations	48,906,752	49,497,911	—	35,593,434	13,904,477	44,953,784	45,083,518	—	31,494,126	13,589,392
Derivatives	549,339	549,339	—	546,739	2,600	497,431	497,431	—	496,593	838

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.

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

RICs HFI

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs HFI. These loans consisted primarily of SC’s RICs accounted for by SC under ASC 310-30, as well as all of SC’s RICs that were more than 60 DPD at the date of the Change in Control, which collectively had an aggregate outstanding UPB of $2.6 billion with a fair value of $1.9 billion at that date. The balance also includes non-performing loans acquired by SC under optional clean up calls from its non-consolidated Trusts.

NOTE 14. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$259,171	$252,437	$6,734	$209,506	$204,061	$5,445
RICs HFI	104,193	118,036	(13,843)	126,312	142,882	(16,570)
Nonaccrual loans	3,992	6,140	(2,148)	7,630	10,427	(2,797)

(1)
LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

Interest income on the Company’s LHFS and RICs HFI is recognized when earned based on their respective contractual rates in Interest income on loans in the Condensed Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 DPD for LHFS and more than 60 DPD for RICs HFI.

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At June 30, 2019 and December 31, 2018, the balance of these loans serviced for others accounted for at fair value was $14.7 billion and $14.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2019	2018	2019	2018
Non-interest income:
Consumer and commercial fees	$146,499	$136,165	$279,517	$276,337
Lease income	705,835	569,306	1,380,720	1,110,202
Miscellaneous income, net
Mortgage banking income, net	13,908	2,933	22,723	19,278
BOLI	16,113	14,816	30,431	29,384
Capital market revenue	48,442	41,083	97,964	97,696
Net gain on sale of operating leases	48,479	65,742	72,490	118,941
Asset and wealth management fees	44,157	43,922	87,204	87,259
Loss on sale of non-mortgage loans	(83,916)	(74,872)	(151,373)	(118,782)
Other miscellaneous income, net	21,088	19,659	38,376	309
Net gains/(losses) on sale of investment securities	2,379	419	379	(244)
Total Non-interest income	$962,984	$819,173	$1,858,431	$1,620,380

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

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2019	2018	2019	2018
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$60,115	$57,432	$116,282	$115,778
Commission and trailer fees(2)	40,987	31,982	79,636	61,432
Interchange income, net(2)	17,851	16,170	32,963	29,643
Underwriting service fees(2)	27,249	24,840	50,792	49,344
Asset and wealth management fees(2)	37,077	42,151	73,997	80,354
Other revenue from contracts with customers(2)	11,895	7,684	20,379	17,686
Total In-scope of revenue from contracts with customers	195,174	180,259	374,049	354,237
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	75,794	70,971	141,540	144,175
Lease income	705,835	569,306	1,380,720	1,110,202
Miscellaneous income/(loss)(3)	(16,198)	(1,782)	(38,257)	12,010
Net gains/(losses) on sale of investment securities	2,379	419	379	(244)
Total Out-of-scope of revenue from contracts with customers	767,810	638,914	1,484,382	1,266,143
Total Non-interest income	$962,984	$819,173	$1,858,431	$1,620,380
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

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2019	2018	2019(1)	2018
Other expenses:
Amortization of intangibles	$14,742	$15,288	$29,508	$30,576
Deposit insurance premiums and other expenses	10,507	14,804	42,244	31,564
Loss on debt extinguishment	1,109	1,201	1,127	3,413
Other administrative expenses	122,644	135,565	258,529	239,747
Other miscellaneous expenses	11,502	1,508	14,828	2,946
Total Other expenses	$160,504	$168,366	$346,236	$308,246
(1) The six-month period ended June 30, 2019 includes $25.3 million of FDIC insurance premiums that relates to periods from the first quarter of 2015 through the fourth quarter of 2018. The Company has concluded that the out-of-period correction is immaterial to all impacted periods.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$30,753,795	$30,269,311
Letters of credit	1,342,137	1,488,714
Commitments to sell loans	820,625	875
Unsecured revolving lines of credit	27,745	28,145
Recourse exposure on sold loans	51,169	49,733
Total commitments	$32,995,471	$31,836,778

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Included within the reported balances for Commitments to extend credit at June 30, 2019 and December 31, 2018 are $6.1 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2019 was 16.0 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2019 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2019. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of June 30, 2019 and December 31, 2018, the liability related to these letters of credit was $6.0 million and $4.6 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at June 30, 2019 and December 31, 2018 was the liability related to lines of credit outstanding of $81.2 million and $88.7 million, respectively.

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

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multifamily sales program with the FNMA, the Company retained a portion of the associated credit risk.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year. Commitments to sell loans at June 30, 2019 include the performing residential loans that will be sold to FNMA as disclosed in Note 4.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2019 and 2018, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2019	December 31, 2018
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$19,893	$7,001
Agreement with Bank of America	Servicer performance fee	5,249	6,353
Agreement with Citizens Bank of Philadelphia (CBP")	Loss-sharing payments	2,498	3,708
Other contingencies	Consumer arrangements	596	2,138

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Following is a description of the agreements pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement

On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. Under terms of the Chrysler Agreement, SC must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The Chrysler Agreement also requires that SC maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC.

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

Agreement with CBP

Until May 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SC retains servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale. The SC had accrued $2.5 million and $3.7 million at June 30, 2019 and December 31, 2018, respectively, related to the loss-sharing obligation.

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $0.6 million and $2.1 million at June 30, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of June 30, 2019 and December 31, 2018, the total unused credit available to customers was $3.0 billion and $3.1 billion, respectively. In 2019, SC purchased $0.6 billion of receivables, out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, SC purchased $1.2 billion of receivables out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $75.5 million of receivables related to newly-opened customer accounts during the six months ended June 30, 2019.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2019 and December 31, 2018, SC was obligated to purchase $16.3 million and $15.4 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitments as of June 30, 2019 and December 31, 2018 not subject to a market price check were $46.1 million and $64.0 million, respectively.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation, investigations, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation, investigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency, and the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of June 30, 2019 and December 31, 2018, the Company accrued aggregate legal and regulatory liabilities of $258.5 million and $215.2 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to $220 million as of June 30, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

JPMorgan Chase Mortgage Loan Sale Indemnity Demand

In connection with a 2007 sale by Sovereign Bank of approximately 35,000 second lien mortgage loans to JPMorgan Chase & Co. and certain of its subsidiaries, including EMC Mortgage LLC (collectively, “Chase”), Chase has asserted an indemnity claim against SBNA of approximately $40.0 million under the mortgage loan purchase agreement based on alleged breaches of representations and warranties. The parties are in discussions concerning this matter.

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's initial public offering (the "IPO"), including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit but ordered that merits discovery be stayed until the court ruled on the issue of class certification.

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

Parmelee Lawsuits: SC is a defendant in two purported securities class action lawsuits filed in March and April 2016 in the United States District Court, Northern District of Texas. The lawsuits were consolidated and are now captioned Parmelee v. Santander Consumer USA Holdings Inc. et al., No. 3:16-cv-783. The lawsuits were filed against SC and certain of its current and former directors and executive officers on behalf of a class consisting of all those who purchased or otherwise acquired SC securities between February 3, 2015 and March 15, 2016. The complaint alleges that SC violated federal securities laws by making false or misleading statements, as well as failing to disclose material adverse facts, in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and certain other public disclosures, in connection with, among other things, SC’s change in its methodology for estimating its ACL and the correction of such ACL for prior periods. In March 2017, the company filed a motion to dismiss the lawsuit. In January 2018, the court granted SC’s motion as to defendant Ismail Dawood (SC’s former Chief Financial Officer) and denied the motion as to all other defendants. In July 2018, the lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement of the lawsuit for a cash payment of $9.5 million. In September 2018, the court entered an order granting the motion for preliminary approval of the settlement of the lawsuit. An order approving the settlement was entered in June 2019.

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

•
In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or civil investigative demands ("CIDs") from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. SC has been informed that these states will serve as an executive committee on behalf of a group of 33 state Attorneys General (and the District of Columbia). The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC’s underwriting, securitization, servicing and collection of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the CIDs, and has otherwise cooperated with the Attorneys General with respect to this matter.

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Puerto Rico FINRA Arbitrations

As of June 30, 2019, SSLLC had received 670 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"), generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 441 arbitration cases pending as of June 30, 2019. The Company believes its reasonably possible it could experience an increase in claims in future periods.

Puerto Rico Class Actions

SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180.0 million of Puerto Rico bonds and $101.0 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. In May 2019, the defendants filed a motion to dismiss the amended complaint.

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

Contributions from Santander that impact common stock and paid-in capital within the Condensed Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	Six-Month Period Ended June 30,
(in thousands)	2019	2018
Cash contribution	$75,901	$5,741
Adjustment to book value of assets purchased on January 1	—	277
Deferred tax asset on purchased assets	—	3,156
Contribution from shareholder	$75,901	$9,174

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

During the six-month period ended June 30, 2019, the Company received a $75.9 million capital contribution from Santander.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement ("MSPA") with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform, for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement. For the three-month and six-month periods ended June 30, 2018, SC sold $1.2 billion and $2.6 billion of loans, respectively. at fair value under this MSPA. Total losses of $3.2 million and $20.1 million were recognized for the three-month and six-month periods ended June 30, 2018, respectively. Servicing fee income of $7.7 million and $16.1 million was recognized in the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2019, respectively, and $8.6 million and $15.8 million for the three-month and six-month periods ended June 30, 2018, respectively. SC had $16.1 million and $16.0 million of collections due to Santander as of June 30, 2019 and June 30, 2018, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf.

NOTE 18. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. During the fourth quarter of 2018, the Chief Operating Decision Maker (the “CODM”) drove a reorganization of the Company's business leadership to better align the teams with how the CODM allocates resources and assesses business performance. Changes were made to the internal management reporting in 2019 and, accordingly, beginning in the first quarter of 2019, the prior Commercial Banking segment is now reported as two separate reportable segments: C&I and CRE & Vehicle Finance (“VF”). All prior period results have been recast to conform to the new composition of reportable segments.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$374,187	$57,428	$105,148	$40,033	$30,715	$992,485	$9,802	$11,927	$1,621,725
Non-interest income	86,543	16,738	3,194	54,423	114,251	713,737	2,313	(28,215)	962,984
Provision for/(release of) credit losses	40,215	6,925	3,534	(4,188)	4,622	430,676	(1,152)	—	480,632
Total expenses	404,102	59,508	32,593	66,120	181,599	795,514	9,860	(6,910)	1,542,386
Income/(loss) before income taxes	16,413	7,733	72,215	32,524	(41,255)	480,032	3,407	(9,378)	561,691
Intersegment revenue/(expense)(1)	581	1,053	1,782	(3,401)	(15)	—	—	—	—

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$739,164	$110,771	$207,714	$78,068	$71,904	$1,976,050	$17,126	$23,813	$3,224,610
Non-interest income	161,200	33,010	6,433	106,629	206,633	1,389,291	4,314	(49,079)	1,858,431
Provision for/(release of) credit losses	77,215	15,585	3,400	(2,746)	8,393	981,555	(2,559)	—	1,080,843
Total expenses	794,073	114,183	62,667	132,560	406,301	1,566,487	20,390	(11,860)	3,084,801
Income/(loss) before income taxes	29,076	14,013	148,080	54,883	(136,157)	817,299	3,609	(13,406)	917,397
Intersegment revenue/(expense)(1)	976	2,304	3,791	(7,071)	—	—	—	—	—
Total assets	22,801,820	7,442,924	18,809,753	10,178,060	38,261,781	46,416,093	—	—	143,910,431

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$315,509	$57,019	$104,349	$30,958	$66,380	$1,001,042	$7,693	$9,136	$1,592,086
Non-interest income	70,251	17,411	(453)	64,692	108,877	567,693	2,869	(12,167)	819,173
Provision for/(release of) credit losses	18,283	(22,510)	9,510	3,764	8,620	406,544	9,592	—	433,803
Total expenses	387,110	59,064	30,398	58,292	193,015	713,045	11,683	(2,858)	1,449,749
Income/(loss) before income taxes	(19,633)	37,876	63,988	33,594	(26,378)	449,146	(10,713)	(173)	527,707
Intersegment revenue/(expense)(1)	521	1,401	1,161	(3,527)	444	—	—	—	—

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$619,560	$113,669	$203,219	$63,679	$129,338	$1,977,184	$17,588	$18,194	$3,142,431
Non-interest income	153,652	50,102	707	115,275	219,355	1,099,429	5,555	(23,695)	1,620,380
Provision for/(release of) credit losses	56,672	(30,411)	7,669	1,709	14,958	916,885	20,201	—	987,683
Total expenses	781,096	115,028	60,795	116,088	392,253	1,407,915	23,412	(5,479)	2,891,108
Income/(loss) before income taxes	(64,556)	79,154	135,462	61,157	(58,518)	751,813	(20,470)	(22)	884,020
Intersegment revenue/(expense)(1)	1,198	3,306	1,714	(5,808)	(410)	—	—	—	—
Total assets	19,088,996	6,776,531	18,348,263	7,832,197	36,919,571	41,157,189	—	—	130,122,747

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 70.5% (as of June 30, 2019) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, Santander Asset Management, LLC ("SAM"), are registered investment advisers with the Securities and Exchange Commission (the “SEC”).

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

The Company's average penetration rate for the second quarter was 36%, an increase from 32% for the same period in 2018. Chrysler Capital continues to be a focal point of the Company's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the Chrysler Agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has dedicated financing facilities in place for its Chrysler Capital business. During the six-month period ended June 30, 2019, SC originated more than $5.9 billion in Chrysler Capital loans, which represented 54% of the unpaid principal balance ("UPB") of its total RIC originations, with an approximately even share between prime and non-prime, as well $4.5 billion in Chrysler Capital leases. Since its May 2013 launch, Chrysler Capital has originated more than $59.0 billion in retail loans (excluding the SBNA RIC origination program) and $37.8 billion in leases. As of June 30, 2019, SC's carrying value of its auto RIC portfolio consisted of $8.6 billion of Chrysler Capital loans, which represents 33% of SC's carrying value of its auto RIC portfolio.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it has provided other consumer finance products.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2019, unemployment remained low and year-to-date market results were positive, recovering from a volatile fourth quarter of 2018.

The unemployment rate at June 30, 2019 was down to 3.7% compared to 3.8% at March 31, 2019, and was lower compared to 4.0% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in professional and business services, healthcare, transportation, and warehousing.

The Bureau of Economic Analysis (the "BEA") advance estimate indicates that real gross domestic product grew at an annualized rate of 2.1% for the second quarter of 2019, compared to 3.1% for the first quarter of 2019. Growth continued to be driven by increases in personal consumption expenditures and state and local government spending. These positive contributions were offset by decreases to private inventory investment, exports and residential and non-residential investments.

Market year-to-date returns for the following indices based on closing prices at June 30, 2019 were:

June 30, 2019
Dow Jones Industrial Average	14.0%
Standard & Poor's ("S&P") 500	16.7%
NASDAQ Composite	20.7%

At its June 2019 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target at 2.25%-2.50%, reflecting that the labor market has continued to strengthen and that economic activity has continued to expand at a solid pace. Overall inflation remains below the targeted rate of 2.0%.

The ten-year Treasury bond rate at June 30, 2019 was 2.00%, down from 2.69% at December 31, 2018. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

Current mortgage origination and refinancing information is not yet available. Based on the most current information released based on March 2019 statistics, mortgage originations and were down year-over-year, which included an increase in mortgage originations for home purchases from the same period in 2018 and a decrease mortgage originations from refinancing activity from the same period in 2018. These rates are representative of U.S. national average mortgage origination activity.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively low since that time. NPLs for U.S. commercial banks were approximately 0.95% of loans using the latest available data, which was as of the first quarter of 2019, compared to 0.95% for the prior quarter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody's Investors Service, Inc. (“Moody’s”), S&P and Fitch credit ratings for the Bank, BSPR, SHUSA, Santander, and the Kingdom of Spain, as of June 30, 2019:

	BANK			BSPR(1)			SHUSA
	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A2	A	A-	Baa1	A-	A-
Short-Term	P-1	A-1	F-2	P-2	A-2	F-1
Outlook	Stable	Stable	Stable	Stable	Positive	Stable
(1)    P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.
(2) Short Term Debt and Short Term Deposit Ratings are both F-2.

Moody's announced completion of its periodic reviews and affirmed its ratings over SHUSA, BSPR, and Spain in March 2019 and Santander in June 2019. Fitch affirmed its ratings and outlook for Spain in June 2019.

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

Puerto Rico Economy

Most of BSPR’s business activities are concentrated with customers located within Puerto Rico, and thus its results of operations and financial condition are dependent upon the general trends of the Puerto Rico economy, including the residential and commercial real estate markets. Due to the fiscal and economic crisis experienced during the last years, the U.S. Congress enacted the Puerto Rico Oversight Management and Economic Stability Act (“PROMESA”) in 2016, which, among other things, established a Fiscal Oversight and Management Board for Puerto Rico (“FOB”) and a framework for the restructuring of the debts of Puerto Rico, its instrumentalities and municipalities. Puerto Rico and several of its instrumentalities have commenced debt restructuring proceedings under PROMESA. At this time, no municipality has commenced, or has been authorized by the oversight board to commence, any such debt restructuring proceeding under PROMESA and, more recently, the FOB has included the island's 78 municipalities as "covered entities" under PROMESA.

During the first half of 2019, Puerto Rico’s economic conditions continued improving, assisted by federal funding for the reconstruction process post-Hurricane Irma and Hurricane Maria. Puerto Rico is expected to receive $82 billion in federal relief funds and insurance payouts during the next 10-15 years. Of the $45 billion in federal relief funds already committed, $18 billion has been received so far. The partial disbursement of this funding and the insurance payouts are having a positive impact on the island’s economic activity in the near term. The Index of Economic Activity developed by the Economic Development Bank averaged 121 for the period from January 2019 through May 2019, resulting in 2.7% annual growth compared to the index value for the same period last year. The unemployment rate remained stable, at 8.6% during 2019, with 19,400 new jobs created during the period. Meanwhile, the demand for housing units continued increasing, with the number of units sold (new and existing units) increasing 10.9% year-over-year during the second quarter of 2019 while the Puerto Rico Federal Housing Financing Agency House Price Index for all transactions rose 5.2% quarter-over-quarter in the first quarter of 2019. On the fiscal front, Puerto Rico's liquidity position is improving, with its treasury bank account at $7.2 billion and year-to-date net cash flow of $141 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 9, 2019, the FOB included the 78 municipalities of Puerto Rico as “covered entities” under PROMESA with the objective of guaranteeing their long-term fiscal feasibility. Subsequently, on April 10, 2019, the Puerto Rico Fiscal Agency and Financial Advisory Authority, on behalf of the Puerto Rico Infrastructure Financing Authority and the Puerto Rico Port Authority, entered into a restructuring support agreement for holders of certain Puerto Rico bonds. Finally, the FOB and bondholders of the General Obligation Bond Claims and of the Public Bond Authority signed a Plan Support Agreement on May 30, 2019. The adjustment plan is focused on reducing the government’s debt from $35 billion to $11.7 billion. Although BSPR has a diversified loan portfolio, it continues with efforts to de-risk the portfolio, with credit risk indicators improving significantly year-over-year and surpassing budgeted targets. The lending strategy with respect to the public sector has been to enter into commitments with short-term maturities, payment priorities, and/or strong guarantees, as well as with adequate profitability. Such commitments to the public sector amounted to approximately $261 million ($54 million to agencies and public corporations and $207 million to municipalities) and $265 million ($57 million to agencies and public corporations and $208 million to municipalities) as of June 30, 2019 and December 31, 2018, respectively, which represented approximately 16% of BSPR's commercial loan portfolio at both dates. A substantial portion of BSPR’s credit exposure to Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment, fixed-income investments or real estate. For agencies and public corporations, security mainly comprises mortgages, securities and standby letters of credits from low-risk multinational entities. In the case of municipalities, the main sources of income are from the Municipal Revenue Collection Center for property taxes and from the Secretary of the Treasury for sales and use taxes. In most cases, these are “general obligations” of a municipality, to which the municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality to which the municipality has pledged other revenues. As of June 30, 2019 and December 31, 2018, $25 million, or 9%, of commercial loans granted to the public sector matured in one year or less.

During the second quarter of 2019, BSPR formalized a new agreement with the Department of Treasury of Puerto Rico to capture and service new deposits account amounting to $1 billion. United States Treasury securities of $1 billion were acquired and pledged to cover collateral requirements based on the new public sector agreement. The public funds segment in BSPR's deposits portfolio amounted to $1.8 billion (35.6% of total deposits) and $804 million (20.2% of total deposits) as of June 30, 2019 and December 31, 2018, respectively.

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

These U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and deferred the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspended the risk-weight to 100 percent for certain deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  During 2019, the regulatory agencies approved a final rule which includes simplifications for non-advanced approaches to the generally applicable capital rules, specifically with regard to the treatment of minority interest, as well as modifying the risk-weight to 250 percent for certain deferred taxes and mortgage servicing assets not disallowed from capital.  This final rule will become effective on April 1, 2020.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2019, the Bank met the criteria to be classified as “well-capitalized.”

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

Volcker Rule

The DFA added new Section 13 to the Bank Holding Company Act, which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “Covered Fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the Covered Fund; (ii) controlling the Covered Fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the Covered Fund. These prohibitions are subject to certain exemptions for permitted activities.

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

Other Regulatory Matters

On February 25, 2015, SC entered into a consent order with the Department of Justice (the "DOJ"), approved by the United States District Court for the Northern District of Texas, which resolves the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers’ Civil Relief Act (the “SCRA”). The consent order required SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected servicemembers, consisting of $10,000 per servicemember plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per servicemember for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account-holder. The consent order requires SC to undertake additional remedial measures. The consent order also subjects SC to monitoring by the DOJ for compliance with the SCRA for a period of five years.

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

In October 2014, SC received a subpoena from the SEC commencing an investigation into SC’s securitization practices. In June 2016, the SEC served an additional subpoena on SC requesting documents related to SC’s securitization practices as well as SC’s financial restatements. SC has produced documents responsive to these subpoenas, and the SEC has taken testimony from certain of SC’s employees. In December 2018, the SEC and SC reached a voluntary agreement to settle the SEC's investigation under which the SEC entered a cease-and-desist order against SC in an administrative matter captioned In the Matter of Santander Consumer USA Holdings Inc., File No. 3-18932. According to the SEC’s order, among other things, SC failed to calculate and report its credit loss allowance for certain impaired loans in accordance with GAAP. The SEC’s order also found that SC failed to maintain effective internal control over financial reporting, leading to SC’s financial restatements. Without admitting or denying the SEC's findings, SC paid a civil penalty of $1.5 million in January 2019 and agreed to cease and desist from any future violations of the Exchange Act and the rules thereunder.

On March 21, 2017, SC and the Company entered into a written agreement with the FRB of Boston. Under the terms of that agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and the Company is required to enhance its oversight of SC's management and operations.

As of June 30, 2019, SSLLC had received 670 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"), generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 441 arbitration cases pending as of June 30, 2019. The Company believes that it is reasonably possible it could experience an increase in claims in future periods.

In addition, SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180 million of Puerto Rico bonds and $101 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. In May 2019, the defendants filed a motion to dismiss the amended complaint.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this quarterly report:

•
Santander UK plc (“Santander UK”) holds accounts for two customers, with the first customer holding one savings account and one current account and the second customer holding one savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the first half of 2019 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the first half of 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the first half of 2019.

•
The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first half of 2019, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		Year To Date Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,621,725	$1,592,086	$3,224,610	$3,142,431	$29,639	1.9%	$82,179	2.6%
Provision for credit losses	(480,632)	(433,803)	(1,080,843)	(987,683)	46,829	10.8%	93,160	9.4%
Total non-interest income	962,984	819,173	1,858,431	1,620,380	143,811	17.6%	238,051	14.7%
General, administrative and other expenses	(1,542,386)	(1,449,749)	(3,084,801)	(2,891,108)	92,637	6.4%	193,693	6.7%
Income before income taxes	561,691	527,707	917,397	884,020	33,984	6.4%	33,377	3.8%
Income tax provision	155,326	168,151	271,540	264,213	(12,825)	(7.6)%	7,327	2.8%
Net income	$406,365	$359,556	$645,857	$619,807	$46,809	13.0%	$26,050	4.2%
Net income attributable to non-controlling interest	110,743	104,141	183,255	179,280	6,602	6.3%	3,975	2.2%
Net income attributable to SHUSA	$295,622	$255,415	$462,602	$440,527	$40,207	15.7%	$22,075	5.0%

The Company reported pre-tax income of $561.7 million and $917.4 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to pre-tax income of $527.7 million and $884.0 million for the corresponding periods in 2018. Factors contributing to this change were as follows:

•
Net interest income increased $29.6 million and $82.2 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to an increase in interest income on loans as a result of higher average loan balances and increasing rates, offset by a smaller increase on deposits and customer accounts as a result of higher interest rates overall, and an increase in interest expense on borrowings due to additional borrowing and higher borrowing rates.

•
The provision for credit losses increased $46.8 million and $93.2 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. For further discussion on these changes, refer to the Provision for credit losses section of the MD&A.

•
Total non-interest income increased $143.8 million and $238.1 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to lease income associated with the continued growth of the Company's lease portfolio.

•
Total general, administrative, and other expenses increased $92.6 million and $193.7 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to an increase in lease expenses resulting from continued growth of the Company's leased vehicle portfolio, and an increase in operational risk expenses. For additional details, refer to the General, Administrative, and Other expenses section of the MD&A.

•
The Income tax provision remained relatively stable for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. For additional details, refer to the Income Tax Provision section of the MD&A.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018
	2019 (1)			2018 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,625,019	$140,942	2.61%	$21,992,405	$132,750	2.41%	$8,192	$(2,064)	$10,256
LOANS(3):
Commercial loans	33,528,570	374,001	4.46%	30,545,599	323,748	4.24%	50,253	32,815	17,438
Multifamily	8,426,590	87,957	4.18%	8,145,794	82,385	4.05%	5,572	2,885	2,687
Total commercial loans	41,955,160	461,958	4.40%	38,691,393	406,133	4.20%	55,825	35,700	20,125
Consumer loans:
Residential mortgages	10,350,832	104,917	4.05%	9,599,348	96,997	4.04%	7,920	7,678	242
Home equity loans and lines of credit	5,193,036	66,927	5.16%	5,654,406	65,482	4.63%	1,445	(3,586)	5,031
Total consumer loans secured by real estate	15,543,868	171,844	4.42%	15,253,754	162,479	4.26%	9,365	4,092	5,273
RICs and auto loans	31,703,951	1,230,059	15.52%	27,361,770	1,138,472	16.64%	91,587	159,041	(67,454)
Personal unsecured	2,475,879	164,306	26.55%	2,286,103	151,484	26.51%	12,822	12,592	230
Other consumer(4)	387,437	6,981	7.21%	545,404	9,755	7.15%	(2,774)	(2,857)	83
Total consumer	50,111,135	1,573,190	12.56%	45,447,031	1,462,190	12.87%	111,000	172,868	(61,868)
Total loans	92,066,295	2,035,148	8.84%	84,138,424	1,868,323	8.88%	166,825	208,568	(41,743)
Intercompany investments	—	—	—%	4,640	47	4.05%	(47)	(47)	—
TOTAL EARNING ASSETS	113,691,314	2,176,090	7.66%	106,135,469	2,001,120	7.54%	174,970	206,457	(31,487)
Allowance for loan losses (5)	(3,840,898)			(3,972,494)
Other assets(6)	30,951,435			27,764,919
TOTAL ASSETS	$140,801,851			$129,927,894
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,813,266	$22,219	0.82%	$8,918,715	$7,863	0.35%	$14,356	$1,961	$12,395
Savings	5,870,604	3,225	0.22%	5,917,881	2,933	0.20%	292	(25)	317
Money market	23,974,690	78,429	1.31%	25,441,565	62,135	0.98%	16,294	(3,366)	19,660
Certificates of deposit (“CDs”)	8,409,139	41,272	1.96%	5,663,216	19,402	1.37%	21,870	11,582	10,288
TOTAL INTEREST-BEARING DEPOSITS	49,067,699	145,145	1.18%	45,941,377	92,333	0.80%	52,812	10,152	42,660
BORROWED FUNDS:
Federal Home Loan Bank (“FHLB”) advances, federal funds, and repurchase agreements	5,183,297	36,118	2.79%	989,011	6,894	2.79%	29,224	29,224	—
Other borrowings	41,556,272	373,102	3.59%	37,895,935	309,760	3.27%	63,342	31,462	31,880
TOTAL BORROWED FUNDS (7)	46,739,569	409,220	3.50%	38,884,946	316,654	3.26%	92,566	60,686	31,880
TOTAL INTEREST-BEARING FUNDING LIABILITIES	95,807,268	554,365	2.31%	84,826,323	408,987	1.93%	145,378	70,838	74,540
Noninterest bearing demand deposits	14,600,091			15,315,727
Other liabilities(8)	5,753,334			5,499,179
TOTAL LIABILITIES	116,160,693			105,641,229
STOCKHOLDER’S EQUITY	24,641,158			24,286,665
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$140,801,851			$129,927,894

NET INTEREST SPREAD (9)			5.35%			5.61%
NET INTEREST MARGIN (10)			5.71%			6.00%
NET INTEREST INCOME (11)		$1,621,725			$1,592,086

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018
	2019 (1)			2018 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,149,809	$282,646	2.67%	$22,315,370	$261,081	2.34%	$21,565	$(12,685)	$34,250
LOANS(3):
Commercial loans	33,193,085	734,625	4.43%	30,507,771	629,146	4.12%	105,479	56,864	48,615
Multifamily	8,362,254	171,883	4.11%	8,155,884	161,618	3.96%	10,265	4,111	6,154
Total commercial loans	41,555,339	906,508	4.36%	38,663,655	790,764	4.09%	115,744	60,975	54,769
Consumer loans:
Residential mortgages	10,260,834	208,998	4.07%	9,440,060	189,564	4.02%	19,434	17,003	2,431
Home equity loans and lines of credit	5,260,778	136,240	5.18%	5,711,733	126,773	4.44%	9,467	(8,521)	17,988
Total consumer loans secured by real estate	15,521,612	345,238	4.45%	15,151,793	316,337	4.18%	28,901	8,482	20,419
RICs and auto loans	30,891,910	2,429,984	15.73%	26,765,561	2,231,760	16.68%	198,224	314,363	(116,139)
Personal unsecured	2,526,182	338,195	26.78%	2,317,612	311,321	26.87%	26,874	27,914	(1,040)
Other consumer(4)	406,783	14,561	7.16%	570,764	20,270	7.10%	(5,709)	(5,882)	173
Total consumer	49,346,487	3,127,978	12.68%	44,805,730	2,879,688	12.85%	248,290	344,877	(96,587)
Total loans	90,901,826	4,034,486	8.88%	83,469,385	3,670,452	8.79%	364,034	405,852	(41,818)
Intercompany investments	—	—	—%	4,640	90	3.88%	(90)	(90)	—
TOTAL EARNING ASSETS	112,051,635	4,317,132	7.71%	105,789,395	3,931,623	7.43%	385,509	393,077	(7,568)
Allowance for loan losses(5)	(3,864,450)			(3,978,907)
Other assets(6)	30,570,529			27,841,368
TOTAL ASSETS	$138,757,714			$129,651,856
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,294,922	$39,669	0.77%	$9,101,849	$15,205	0.33%	$24,464	$2,190	$22,274
Savings	5,876,398	6,668	0.23%	5,873,931	5,556	0.19%	1,112	2	1,110
Money market	24,204,275	152,586	1.26%	25,384,655	109,886	0.87%	42,700	(4,940)	47,640
CDs	8,047,101	76,510	1.90%	5,581,930	37,111	1.33%	39,399	19,995	19,404
TOTAL INTEREST-BEARING DEPOSITS	48,422,696	275,433	1.14%	45,942,365	167,758	0.73%	107,675	17,247	90,428
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	4,676,133	66,190	2.83%	1,349,724	16,475	2.44%	49,715	46,687	3,028
Other borrowings	41,081,955	750,899	3.66%	37,603,320	604,869	3.22%	146,030	58,952	87,078
TOTAL BORROWED FUNDS (7)	45,758,088	817,089	3.57%	38,953,044	621,344	3.19%	195,745	105,639	90,106
TOTAL INTEREST-BEARING FUNDING LIABILITIES	94,180,784	1,092,522	2.32%	84,895,409	789,102	1.86%	303,420	122,886	180,534
Noninterest bearing demand deposits	14,449,580			15,326,602
Other liabilities(8)	5,738,427			5,333,019
TOTAL LIABILITIES	114,368,791			105,555,030
STOCKHOLDER’S EQUITY	24,388,923			24,096,826
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$138,757,714			$129,651,856

NET INTEREST SPREAD (9)			5.39%			5.57%
NET INTEREST MARGIN (10)			5.76%			5.94%
NET INTEREST INCOME (11)		$3,224,610			$3,142,431

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(6)
Other assets primarily includes leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$47,899	$33,939	$91,917	$66,452	$13,960	41.1%	$25,465	38.3%
Investments available-for-sale ("AFS")	71,137	77,031	145,567	150,536	(5,894)	(7.7)%	(4,969)	(3.3)%
Investments held-to-maturity ("HTM")	15,789	17,181	33,111	34,245	(1,392)	(8.1)%	(1,134)	(3.3)%
Other investments	6,117	4,599	12,051	9,848	1,518	33.0%	2,203	22.4%
Total interest income on investment securities and interest-earning deposits	140,942	132,750	282,646	261,081	8,192	6.2%	21,565	8.3%
Interest on loans	2,035,148	1,868,323	4,034,486	3,670,452	166,825	8.9%	364,034	9.9%
Total interest income	2,176,090	2,001,073	4,317,132	3,931,533	175,017	8.7%	385,599	9.8%
INTEREST EXPENSE:
Deposits and customer accounts	145,145	92,333	275,433	167,758	52,812	57.2%	107,675	64.2%
Borrowings and other debt obligations	409,220	316,654	817,089	621,344	92,566	29.2%	195,745	31.5%
Total interest expense	554,365	408,987	1,092,522	789,102	145,378	35.5%	303,420	38.5%
NET INTEREST INCOME	$1,621,725	$1,592,086	$3,224,610	$3,142,431	$29,639	1.9%	$82,179	2.6%

Net interest income increased $29.6 million and $82.2 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $8.2 million and $21.6 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The average balances of investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2019 were $21.6 billion and $21.1 billion with an average yield of 2.61% and 2.67%, respectively, compared to an average balance of $22.0 billion and $22.3 billion with an average yields of 2.41% and 2.34% for the corresponding periods in 2018. The increase in interest income on investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2019 was primarily due to an increase in the average yield on interest-earning deposits resulting from 2018 increases to the federal funds rate.

Interest Income on Loans

Interest income on loans increased $166.8 million and $364.0 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to the growth of total loans. The average balance of total loans increased $7.9 billion and $7.4 billion for three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. This overall increase in loans was primarily driven by the continued growth of the commercial portfolio, and auto loans and RICs.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $52.8 million and $107.7 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to overall higher interest rates and increased deposits. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base. The average balances of total interest-bearing deposits were $49.1 billion and $48.4 billion with an average cost of 1.18% and 1.14% for the three-month and six-month periods ended June 30, 2019, respectively, compared to average balances of $45.9 billion and $45.9 billion with average costs of 0.80% and 0.73% for the corresponding periods in 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $92.6 million and $195.7 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The increase in interest expense on borrowed funds was due to higher interest rates being paid and increased balances during the three-month and six-month periods ended June 30, 2019. The average balances of total borrowings were $46.7 billion and $45.8 billion with an average cost of 3.50% and 3.57% for the three-month and six-month periods ended June 30, 2019, respectively, compared to an average balance of $38.9 billion and $39.0 billion with an average cost of 3.26% and 3.19% for the corresponding periods in 2018. The average balance of borrowed funds increased for the three-month and six-month periods ended June 30, 2019 compared to the three-month and six-month periods ended ended June 30, 2018, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2019 was $480.6 million and $1.1 billion, respectively, compared to $433.8 million and $987.7 million for the three-month and six-month periods ended June 30, 2018. The increase for the six-month period ended June 30, 2019 was primarily due to the increase in the RIC and auto loan portfolio and higher net charge-offs in 2019.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		Quarter-to-date ("QTD") Change		Year-to-Date ("YTD") Change
(in thousands)	2019	2018	2019	2018	Dollar	Percentage	Dollar	Percentage
Allowance for loan and lease losses ("ALLL"), beginning of period	$3,843,095	$3,984,376	$3,897,130	$3,994,887	$(141,281)	(3.5)%	$(97,757)	(2.4)%
Charge-offs:
Commercial	(36,715)	(16,665)	(60,316)	(49,625)	(20,050)	120.3%	(10,691)	21.5%
Consumer	(1,208,152)	(1,043,513)	(2,632,770)	(2,265,940)	(164,639)	15.8%	(366,830)	16.2%
Unallocated	—	—	(275)	—	—	—%	(275)	100.0%
Total charge-offs	(1,244,867)	(1,060,178)	(2,693,361)	(2,315,565)	(184,689)	17.4%	(377,796)	16.3%
Recoveries:
Commercial	12,131	14,624	20,664	24,628	(2,493)	(17.0)%	(3,964)	(16.1)%
Consumer	709,957	613,358	1,492,857	1,275,104	96,599	15.7%	217,753	17.1%
Total recoveries	722,088	627,982	1,513,521	1,299,732	94,106	15.0%	213,789	16.4%
Charge-offs, net of recoveries	(522,779)	(432,196)	(1,179,840)	(1,015,833)	(90,583)	21.0%	(164,007)	16.1%
Provision for loan and lease losses (1)	483,912	436,696	1,086,938	1,009,822	47,216	10.8%	77,116	7.6%
Other(2):
Consumer	(20,395)	—	(20,395)	—	(20,395)	100.0%	(20,395)	100.0%
ALLL, end of period	$3,783,833	$3,988,876	$3,783,833	$3,988,876	$(205,043)	(5.1)%	$(205,043)	(5.1)%
Reserve for unfunded lending commitments, beginning of period	$92,685	$89,865	$95,500	$109,111	$2,820	3.1%	$(13,611)	(12.5)%
Release of reserves for unfunded lending commitments (1)	(3,280)	(2,893)	(6,095)	(22,139)	(387)	13.4%	16,044	(72.5)%
Reserve for unfunded lending commitments, end of period	89,405	86,972	89,405	86,972	2,433	2.8%	2,433	2.8%
Total allowance for credit losses ("ACL"), end of period	$3,873,238	$4,075,848	$3,873,238	$4,075,848	$(202,610)	(5.0)%	$(202,610)	(5.0)%

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

(2)	Includes loans transferred to held for sale.

The Company's net charge-offs increased $90.6 million for the three-month period ended June 30, 2019 and $164.0 million for the six-month period ended June 30, 2019 compared to the corresponding periods in 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer charge-offs increased $164.6 million and $366.8 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the three-month and six-month periods ended June 30, 2018. The three-month increase was primarily comprised of a $160.0 million increase in RIC and consumer auto loan charge-offs and a $11.2 million increase in indirect purchased loan charge-offs, offset by a $2.0 million decrease in charge-offs on loans in Puerto Rico. The six-month increase was primarily comprised of a $369 million increase in RIC and consumer auto loan charge-offs.

Consumer recoveries increased $96.6 million and $217.8 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the three-month and six-month periods ended June 30, 2018. The three-month increase was primarily comprised of a $91.2 million increase in RIC and consumer auto loan recoveries, and a $3.9 million increase in indirect purchased loan recoveries. The six-month increase was primarily comprised of a $209.8 million increase in RIC and consumer auto loan recoveries, and a $5.9 million increase in indirect purchased recoveries, offset by a $0.9 million decrease in personal unsecured loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 1.0% and 2.3% for the three-month and six-month periods ended June 30, 2019, compared to 0.9% and 2.2% in the three-month and six-month periods ended June 30, 2018.

Commercial charge-offs increased $20.1 million and $10.7 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the three-month and six-month periods ended June 30, 2018. The three month increase was primarily comprised of a $20.8 million increase in Commercial Banking charge-offs, offset by a $1.9 million decrease in commercial fleet charge-offs. The six month increase was primarily comprised of a $12.1 million increase in Corporate Banking charge-offs, offset by a $2.6 million decrease in commercial fleet charge-offs..

Commercial recoveries decreased $2.5 million and $4.0 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the three-month and six-month periods ended June 30, 2018. The three month decrease was primarily comprised of a $3.0 million decrease in Corporate Banking recoveries. The six month decrease was primarily comprised of a $4.6 million decrease in Corporate Banking recoveries.

Commercial loan net charge-offs as a percentage of average commercial loans, including multifamily loans, were less than 0.06% and 0.10% for the three-month and six-month periods ended June 30, 2019, respectively, compared to 0.01% and 0.06% for the three-month and six-month periods ended June 30, 2018.

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$107,063	$96,846	$203,123	$199,745	$10,217	10.5%	$3,378	1.7%
Commercial fees	39,436	39,319	76,394	76,592	117	0.3%	(198)	(0.3)%
Lease income	705,835	569,306	1,380,720	1,110,202	136,529	24.0%	270,518	24.4%
Miscellaneous income, net	108,271	113,283	197,815	234,085	(5,012)	(4.4)%	(36,270)	(15.5)%
Net gains/(losses) recognized in earnings	2,379	419	379	(244)	1,960	467.8%	623	255.3%
Total non-interest income	$962,984	$819,173	$1,858,431	$1,620,380	$143,811	17.6%	$238,051	14.7%

Total non-interest income increased $238.1 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. The increase was primarily due to an increase in lease income.

Consumer fees

Consumer fees remained relatively stabled for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees remained relatively stable for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018.

Lease income

Lease income increased $270.5 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $14.7 billion for the six-month period ended June 30, 2019, compared to $11.2 billion at June 30, 2018.

Miscellaneous income/(loss)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$13,908	$2,933	$22,723	$19,278	$10,975	374.2%	$3,445	17.9%
BOLI	16,113	14,816	30,431	29,384	1,297	8.8%	1,047	3.6%
Capital market revenue	48,442	41,083	97,964	97,696	7,359	17.9%	268	0.3%
Net gain on sale of operating leases	48,479	65,742	72,490	118,941	(17,263)	(26.3)%	(46,451)	(39.1)%
Asset and wealth management fees	44,157	43,922	87,204	87,259	235	0.5%	(55)	(0.1)%
Loss on sale of non-mortgage loans	(83,916)	(74,872)	(151,373)	(118,782)	(9,044)	(12.1)%	(32,591)	(27.4)%
Other miscellaneous income, net	21,088	19,659	38,376	309	1,429	7.3%	38,067	12,319.4%
Total miscellaneous income/(loss)	$108,271	$113,283	$197,815	$234,085	$(5,012)	(4.4)%	$(36,270)	(15.5)%

Miscellaneous income decreased $36.3 million for the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018, due to a decrease in net gain on sale of operating leases and an increase in loss on sale of non-mortgage loans, partially offset by an increase in other miscellaneous income, net.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar	Percentage
Compensation and benefits	$470,247	$427,728	$946,810	$896,505	$42,519	9.9%	$50,305	5.6%
Occupancy and equipment expenses	142,646	163,171	285,040	322,511	(20,525)	(12.6)%	(37,471)	(11.6)%
Technology, outside services, and marketing expense	152,425	156,010	304,131	308,292	(3,585)	(2.3)%	(4,161)	(1.3)%
Loan expense	102,784	97,679	209,500	194,493	5,105	5.2%	15,007	7.7%
Lease expense	513,780	436,795	993,084	861,061	76,985	17.6%	132,023	15.3%
Other expenses	160,504	168,366	346,236	308,246	(7,862)	(4.7)%	37,990	12.3%
Total general, administrative and other expenses	$1,542,386	$1,449,749	$3,084,801	$2,891,108	$92,637	6.4%	$193,693	6.7%

Total general, administrative and other expenses increased $92.6 million and $193.7 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The most significant factors contributing to these increases were as follows:

•
Occupancy and equipment expenses decreased $20.5 million and $37.5 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018 as a result of branch closures.

•
Lease expense increased $77.0 million and $132.0 million for the three-month and six-month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Other expenses increased $38.0 million for the six-month period ended June 30, 2019, compared to the corresponding period in 2018. The year to date increase is primarily attributable to a $28.1 million increase in operational risk expense, and a $10.3 million increase in FDIC insurance premiums for the six-month period ended June 30, 2019, compared to six-month period ended June 30, 2018. FDIC insurance premiums for the six-month period ended June 30, 2019 includes $25.3 million of FDIC insurance premiums that relate to periods from the first quarter 2015 through the fourth quarter of 2018 which is partially offset due to the FDIC surcharges that ended in 2018 as disclosed in Note 15.

INCOME TAX PROVISION

An income tax provision of $155.3 million and $168.2 million was recorded for the three-month periods ended June 30, 2019 and 2018, respectively. An income tax provision of $271.5 million and $264.2 million was recorded for the six-month periods ended June 30, 2019 and 2018, respectively. This resulted in an effective tax rate ("ETR") of 27.7% and 31.9% for the three-month periods ended June 30, 2019 and 2018, respectively. The Company's ETR was 29.6% and 29.9% for the six-month periods ended June 30, 2019 and 2018, respectively.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2019 consisted of Consumer and Business Banking, Commercial & Industrial ("C&I") Banking, Commercial Real Estate and Vehicle Finance("CRE & VF"), CIB and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2019, see Note 18 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$374,187	$315,509	$739,164	$619,560	$58,678	18.6%	$119,604	19.3%
Total non-interest income	86,543	70,251	161,200	153,652	16,292	23.2%	7,548	4.9%
Provision for credit losses	40,215	18,283	77,215	56,672	21,932	120.0%	20,543	36.2%
Total expenses	404,102	387,110	794,073	781,096	16,992	4.4%	12,977	1.7%
Income/(loss) before income taxes	16,413	(19,633)	29,076	(64,556)	36,046	183.6%	93,632	145.0%
Intersegment revenue	581	521	976	1,198	60	11.5%	(222)	(18.5)%
Total assets	22,801,820	19,088,996	22,801,820	19,088,996	3,712,824	19.5%	3,712,824	19.5%

Consumer and Business Banking reported income before income taxes of $16.4 million and $29.1 million for the three-month and six-month periods ended June 30, 2019, compared to losses before income taxes of $19.6 million and $64.6 million for the three-month and six-month periods ended June 30, 2018. Factors contributing to this change were:

•
Net interest income increased $58.7 million and $119.6 million for the three-month and six-month periods ended June 30, 2019, compared to the corresponding periods in 2018. This increase was primarily driven by deposit product margin due to interest rate increases combined with disciplined pricing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Total assets increased $3.7 billion for the quarter ended June 30, 2019, compared to the corresponding period in 2018. This increase was primarily driven by an increase in auto loans.

C&I Banking

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$57,428	$57,019	$110,771	$113,669	$409	0.7%	$(2,898)	(2.5)%
Total non-interest income	16,738	17,411	33,010	50,102	(673)	(3.9)%	(17,092)	(34.1)%
(Release of) /provision for credit losses	6,925	(22,510)	15,585	(30,411)	29,435	130.8%	45,996	151.2%
Total expenses	59,508	59,064	114,183	115,028	444	0.8%	(845)	(0.7)%
Income before income taxes	7,733	37,876	14,013	79,154	(30,143)	(79.6)%	(65,141)	(82.3)%
Intersegment revenue	1,053	1,401	2,304	3,306	(348)	(24.8)%	(1,002)	(30.3)%
Total assets	7,442,924	6,776,531	7,442,924	6,776,531	666,393	9.8%	666,393	9.8%

C&I reported income before income taxes of $7.7 million and $14.0 million for the three-month and six-month periods ended June 30, 2019, compared to income before income taxes of $37.9 million and $79.2 million for the three-month and six-month periods ended June 30, 2018. Contributing to this change were:

•
The provision for credit losses increased $29.4 million and $46.0 million for the three-month and six-month periods ended June 30, 2019, compared to the corresponding periods in 2018. This increase was primarily due to a one time release of reserves in 2018 related to the strategic exits of middle market, asset-based lending, and legacy oil and gas portfolios.

CRE & VF

	Three-Month Period Ended March 31,		Three-Month Period Ended March 31,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$105,148	$104,349	$207,714	$203,219	$799	0.8%	$4,495	2.2%
Total non-interest income	3,194	(453)	6,433	707	3,647	805.1%	5,726	809.9%
(Release of) /provision for credit losses	3,534	9,510	3,400	7,669	(5,976)	(62.8)%	(4,269)	55.7%
Total expenses	32,593	30,398	62,667	60,795	2,195	7.2%	1,872	3.1%
Income before income taxes	72,215	63,988	148,080	135,462	8,227	12.9%	12,618	9.3%
Intersegment revenue	1,782	1,161	3,791	1,714	621	53.5%	2,077	121.2%
Total assets	18,809,753	18,348,263	18,809,753	18,348,263	461,490	2.5%	461,490	2.5%

CRE and VF reported income before income taxes of $72.2 million and $148.1 million for the three-month and six-month periods ended June 30, 2019, compared to income before income taxes of $64.0 million and $135.5 million for the three-month and six-month periods ended June 30, 2018. The results of this reportable segment were relatively consistent period-over-period.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$40,033	$30,958	$78,068	$63,679	$9,075	29.3%	$14,389	22.6%
Total non-interest income	54,423	64,692	106,629	115,275	(10,269)	(15.9)%	(8,646)	(7.5)%
Provision for credit losses	(4,188)	3,764	(2,746)	1,709	(7,952)	(211.3)%	(4,455)	(260.7)%
Total expenses	66,120	58,292	132,560	116,088	7,828	13.4%	16,472	14.2%
Income before income taxes	32,524	33,594	54,883	61,157	(1,070)	(3.2)%	(6,274)	(10.3)%
Intersegment expense	(3,401)	(3,527)	(7,071)	(5,808)	126	3.6%	(1,263)	(21.7)%
Total assets	10,178,060	7,832,197	10,178,060	7,832,197	2,345,863	30.0%	2,345,863	30.0%

CIB reported income before income taxes of $32.5 million and $54.9 million for the three-month and six-month periods ended June 30, 2019, compared to income before income taxes of $33.6 million and $61.2 million for the three-month and six-month periods ended June 30, 2018.

•
Total assets increased $2.3 billion for the quarter ended June 30, 2019 compared to the first quarter of 2018, primarily driven by an increase in loan balances in the global transaction banking portfolio as a result of generating business with new customers.

Other

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$30,715	$66,380	$71,904	$129,338	$(35,665)	(53.7)%	$(57,434)	(44.4)%
Total non-interest income	114,251	108,877	206,633	219,355	5,374	4.9%	(12,722)	(5.8)%
Provision for credit losses	4,622	8,620	8,393	14,958	(3,998)	(46.4)%	(6,565)	(43.9)%
Total expenses	181,599	193,015	406,301	392,253	(11,416)	(5.9)%	14,048	3.6%
Loss before income taxes	(41,255)	(26,378)	(136,157)	(58,518)	(14,877)	(56.4)%	(77,639)	(132.7)%
Intersegment revenue/(expense)	(15)	444	—	(410)	(459)	(103.4)%	410	(100.0)%
Total assets	38,261,781	36,919,571	38,261,781	36,919,571	1,342,210	3.6%	1,342,210	3.6%

The Other category reported a loss before income taxes of $41.3 million and $136.2 million for the three-month and six-month periods ended June 30, 2019, compared to a loss before income taxes of $26.4 million and $58.5 million for the three-month and six-month periods ended June 30, 2018. Factors contributing to this change were:

•
Net interest income decreased $35.7 million and $57.4 million for the three-month and six-month periods ended June 30, 2019, compared to the corresponding periods in 2018, due to higher interest rates.

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

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$992,485	$1,001,042	$1,976,050	$1,977,184	$(8,557)	(0.9)%	$(1,134)	(0.1)%
Total non-interest income	713,737	567,693	1,389,291	1,099,429	146,044	25.7%	289,862	26.4%
Provision for credit losses	430,676	406,544	981,555	916,885	24,132	5.9%	64,670	7.1%
Total expenses	795,514	713,045	1,566,487	1,407,915	82,469	11.6%	158,572	11.3%
Income before income taxes	480,032	449,146	817,299	751,813	30,886	6.9%	65,486	8.7%
Intersegment revenue	—	—	—	—	—	0%	—	0.0%
Total assets	46,416,093	41,157,189	46,416,093	41,157,189	5,258,904	12.8%	5,258,904	12.8%

SC reported income before income taxes of $480.0 million and $817.3 million for the three-month and six-month periods ended June 30, 2019, compared to income before income taxes of $449.1 million and $751.8 million for the three-month and six-month periods ended June 30, 2018. Contributing to this change was:

•
Total non-interest income increased $146.0 million and $289.9 million for the three-month and six-month periods ended June 30, 2019, compared to the corresponding periods in 2018, due to increasing operating lease income from the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
Total expenses increased $82.5 million and $158.6 million for the three-month and six-month periods ended June 30, 2019 compared to the corresponding periods in 2018, due to increasing lease expense from the continued growth in the operating lease vehicle portfolio resulting from the Chrysler Agreement.

•	Total assets increased $5.3 billion for the quarter ended June 30, 2019, compared to the corresponding period in 2018, due to continued growth in RICs and operating lease receivables.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	June 30, 2019		December 31, 2018		June 30, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,611,059	9.6%	$8,704,481	10.0%	$9,053,402	10.9%
C&I	17,013,041	18.9%	15,738,158	18.1%	14,695,706	17.6%
Multifamily	8,512,147	9.5%	8,309,115	9.5%	8,323,925	10.0%
Other commercial	7,896,467	8.8%	7,630,004	8.8%	7,466,771	9.0%
Total commercial loans (1)	42,032,714	46.8%	40,381,758	46.4%	39,539,804	47.5%

Consumer loans secured by real estate:
Residential mortgages	8,857,045	9.8%	9,884,462	11.4%	9,464,713	11.4%
Home equity loans and lines of credit	5,191,061	5.8%	5,465,670	6.3%	5,682,230	6.8%
Total consumer loans secured by real estate	14,048,106	15.6%	15,350,132	17.7%	15,146,943	18.2%

Consumer loans not secured by real estate:
RICs and auto loans - originated	31,613,831	35.1%	28,532,085	32.8%	25,542,837	30.7%
RICs and auto loans - purchased	475,550	0.5%	803,135	0.9%	1,246,606	1.5%
Total RICs and auto loans	32,089,381	35.6%	29,335,220	33.7%	26,789,443	32.2%

Personal unsecured loans	1,429,640	1.6%	1,531,708	1.8%	1,277,301	1.5%
Other consumer	372,226	0.4%	447,050	0.4%	521,950	0.6%

Total consumer loans	47,939,353	53.2%	46,664,110	53.6%	43,735,637	52.5%
Total LHFI	$89,972,067	100.0%	$87,045,868	100.0%	$83,275,441	100.0%

Total LHFI with:
Fixed	$59,097,455	65.7%	$56,696,491	65.1%	$53,042,134	63.7%
Variable	30,874,612	34.3%	30,349,377	34.9%	30,233,307	36.3%
Total LHFI	$89,972,067	100.0%	$87,045,868	100.0%	$83,275,441	100.0%
(1) As of June 30, 2019, the Company had $360.6 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $1.7 billion, or 4.1%, from December 31, 2018 to June 30, 2019. This increase was comprised of a increase in C&I loans of $1.3 billion, an increase in multifamily loans of $203.0 million and an increase in other commercial loans of $266.5 million, partially offset by a decrease in CRE loans of $93.4 million.

Commercial loans increased approximately $2.5 billion, or 6.3%, from June 30, 2018 to June 30, 2019. This increase was comprised of an increase in C&I loans of $2.3 billion, an increase in multifamily loans of $188.2 million and an increase in other commercial loans of $429.7 million, partially offset by a decrease in CRE loans of $442.3 million.

	At June 30, 2019, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,998,213	$5,121,701	$1,499,361	$8,619,275
C&I and other commercial	12,013,693	10,823,908	2,150,650	24,988,251
Multifamily loans	608,233	5,891,667	2,015,140	8,515,040
Total	$14,620,139	$21,837,276	$5,665,151	$42,122,566
Loans with:
Fixed rates	$5,578,316	$9,873,017	$2,886,470	$18,337,803
Variable rates	9,041,823	11,964,259	2,778,681	23,784,763
Total	$14,620,139	$21,837,276	$5,665,151	$42,122,566
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.3 billion, or 8.5%, from December 31, 2018 to June 30, 2019. This decrease was comprised of a decrease in the residential mortgage portfolio of $1.0 billion primarily due to a transfer to held for sale and partial sale of residential mortgage loans to the Federal National Mortgage Association (“FNMA”) in Q2 2019, and a decrease in the home equity loans and lines of credit portfolio of $274.6 million.

Consumer loans secured by real estate decreased $1.1 billion, or 7.3%, from June 30, 2018 to June 30, 2019. This decrease was comprised of a decrease in the residential mortgage portfolio of $607.7 million, partially due to the sale of mortgage loans to FNMA, and a decrease in the home equity loans and lines of credit portfolio of $491.2 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $2.8 billion, or 9.4%, from December 31, 2018 to June 30, 2019. The increase in the RIC and auto loan portfolio was primarily due to an increase of $3.1 billion in originations, net of securitizations, which was partially offset by a $327.6 million decrease in the RIC and auto loan portfolio-purchased. This decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs held for investment ("HFI") are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10.

RICs increased $5.3 billion, or 19.8%, from June 30, 2018 to June 30, 2019. The increase in the RIC and auto loan portfolio was primarily due to a $6.1 billion increase in new originations, which was partially offset by a decrease in the RICs and auto loan portfolio-purchased of $771.1 million. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

As of June 30, 2019, 75.5% (excluding purchase accounting) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate downpayments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At June 30, 2019, a typical RIC was originated with an average annual percentage rate of 16.7% and was purchased from the dealer at a discount of 0.3%. All of the Company's RICs and auto loans are fixed-rate loans.

Nonprime loans have a higher inherent risk of loss than prime loans. The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2018 to June 30, 2019 by $176.9 million and personal unsecured and other consumer loans increased from June 30, 2018 to June 30, 2019 by $2.6 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of June 30, 2019, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

The Credit Risk Review group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the liquidity and value of the collateral, economic conditions, or other factors. Loan credit quality is subject to scrutiny by business unit management, credit risk professionals, and Internal Audit.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk. Additional credit risk management related considerations are discussed further in the "ALLL" section of this MD&A.

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to C&I customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by guarantees. CRE loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified LTV ratios and often by a guarantee of the borrower.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider DTI levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined LTV ("CLTV") ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative LTV ratios of generally no more than 80%. Residential mortgage

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation (the “FHLMC") or the FNMA. Credit risk is further reduced, since a portion of the Company’s mortgage loan production is sold to investors in the secondary market without recourse.

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

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts generally begin within 15 days after a loan payment is missed by attempting to contact all borrowers and offer a variety of loss mitigation alternatives. If these attempts fail, the Company will attempt to gain control of collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all money owed to the Company. The Company monitors delinquency trends at 30, 60, and 90 days past due ("DPD"). These trends are discussed at monthly management Credit Risk Review Committee meetings and at the Company's and the Bank's Board of Directors' meetings.

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2019	December 31, 2018	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$80,089	$88,500	$(8,411)	(9.5)%
C&I loans	181,926	189,827	(7,901)	(4.2)%
Multifamily	3,372	13,530	(10,158)	(75.1)%
Other commercial	93,379	72,841	20,538	28.2%
Total commercial loans	358,766	364,698	(5,932)	(1.6)%

Consumer loans secured by real estate:
Residential mortgages	199,861	216,815	(16,954)	(7.8)%
Home equity loans and lines of credit	110,266	115,813	(5,547)	(4.8)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,368,425	1,455,406	(86,981)	(6.0)%
RICs - purchased	45,638	89,916	(44,278)	(49.2)%
Total RICs and auto loans	1,414,063	1,545,322	(131,259)	(8.5)%

Personal unsecured loans	3,251	3,602	(351)	(9.7)%
Other consumer	8,288	9,187	(899)	(9.8)%
Total consumer loans	1,735,729	1,890,739	(155,010)	(8.2)%
Total non-accrual loans	2,094,495	2,255,437	(160,942)	(7.1)%

Other real estate owned	91,802	107,868	(16,066)	(14.9)%
Repossessed vehicles	203,135	224,046	(20,911)	(9.3)%
Other repossessed assets	2,849	1,844	1,005	54.5%
Total other real estate owned ("OREO") and other repossessed assets	297,786	333,758	(35,972)	(10.8)%
Total non-performing assets	$2,392,281	$2,589,195	$(196,914)	(7.6)%

Past due 90 days or more as to interest or principal and accruing interest	$89,311	$98,979	$(9,668)	(9.8)%
Annualized net loan charge-offs to average loans (1)	2.6%	2.9%	n/a	n/a
Non-performing assets as a percentage of total assets	1.7%	1.9%	n/a	n/a
NPLs as a percentage of total loans	2.3%	2.6%	n/a	n/a
ALLL as a percentage of total NPLs	180.7%	172.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $141.5 million and $98.8 million at June 30, 2019 and December 31, 2018, respectively. This increase was primarily due to loans to three large borrowers within the other commercial portfolio.

Potential problem consumer loans amounted to $4.2 billion and $4.7 billion at June 30, 2019 and December 31, 2018, respectively. This decrease is attributable in large part due to decreased delinquency in RICs. Management has included these loans in its evaluation of it's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $2.4 billion, or 1.7% of total assets, at June 30, 2019, compared to $2.6 billion, or 1.9% of total assets, at December 31, 2018, primarily attributable to a decrease in NPLs in consumer RICs.

General

Non-performing assets consist of NPLs, which represent loans and leases no longer accruing interest, OREO properties, and other repossessed assets. When interest accruals are suspended, accrued but uncollected interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 DPD for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. RICs are classified as non-performing (or non-accrual) when they are greater than 60 DPD as to contractual principal or interest payments. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all accrued but uncollected interest is removed from interest income.

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as non-performing remain in non-performing status until the payment status is current and an event occurs that fully remediates the impairment or the loan demonstrates a sustained period of performance without a past due event, and there is reasonable assurance as to the collectability of all amounts due. Within the residential mortgage and home equity portfolios, accrual status is generally systematically driven, so that if the customer makes a payment that brings the loan below 90 DPD, the loan automatically returns to accrual status.

Commercial

Commercial NPLs decreased $5.9 million from December 31, 2018 to June 30, 2019. Commercial NPLs accounted for 0.9% and 0.9% of commercial LHFI at June 30, 2019 and December 31, 2018, respectively. The decrease in commercial NPLs was comprised of a $7.9 million decrease in C&I NPLs, an $8.4 million decrease in the CRE portfolio, and a $10.2 million decrease in the Multifamily portfolio, partially offset by a $20.5 million increase in the Other commercial portfolio.

Consumer Loans Not Secured by Real Estate

RICs and amortizing personal loans are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. The accrual of interest on revolving personal loans continues until the loan is charged off.

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans on non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of the loans should also be placed on a cost recovery basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on a cost recovery basis, the Company returns to accrual status when a sustained period of repayment performance has been achieved. NPLs in the RIC and auto loan portfolio decreased by $131.3 million from December 31, 2018 to June 30, 2019. At June 30, 2019, non-performing RICs and auto loans accounted for 4.4% of total RICs and auto LHFI, compared to 5.3% of total RICs and auto loans at December 31, 2018.

NPLs in the personal unsecured and other consumer loan portfolio decreased by $1.3 million from December 31, 2018 to June 30, 2019. At June 30, 2019 and December 31, 2018, non-performing personal unsecured and other consumer loans accounted for 0.6% of total unsecured and other consumer loans, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$199,861	$110,266	$216,815	$115,813
Total LHFI	8,857,045	5,191,061	9,884,462	5,465,670
NPLs as a percentage of total LHFI	2.3%	2.1%	2.2%	2.1%
NPLs in foreclosure status	42.7%	61.8%	43.3%	56.7%

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

At June 30, 2019 and December 31, 2018, the Company's delinquencies consisted of the following:

	June 30, 2019					December 31, 2018
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$466,766	$4,221,025	$205,899	$256,275	$5,149,965	$495,854	$4,760,361	$226,181	$232,264	$5,714,660
Total loans(1)	$15,219,972	$32,382,971	$2,770,246	$42,122,566	$92,495,755	$15,564,653	$29,335,220	$3,047,515	$40,381,758	$88,329,146
Delinquencies as a % of loans	3.1%	13.0%	7.4%	0.6%	5.6%	3.2%	16.2%	7.4%	0.6%	6.5%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $564.7 million, or 9.9%, from December 31, 2018 to June 30, 2019, primarily driven by RICs and auto loans, which decreased $539.3 million. RIC delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, RIC and auto loan delinquencies have been highest in the period from November through January due to consumers’ holiday spending.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes TDRs at the dates indicated:

	As of June 30, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$60,025	36.0%	$254,828	70.8%	$3,939,706	88.7%	$82,412	68.4%	$4,336,971
Non-performing	106,665	64.0%	105,033	29.2%	502,366	11.3%	38,054	31.6%	752,118
Total	$166,690	100.0%	$359,861	100.0%	$4,442,072	100.0%	$120,466	100.0%	$5,089,089

% of loan portfolio	0.4%	n/a	2.6%	n/a	13.8%	n/a	6.7%	n/a	5.7%
(1) Excludes LHFS.

	As of December 31, 2018
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$78,744	42.4%	$262,449	72.3%	$4,587,081	87.3%	$85,950	70.6%	$5,014,224
Non-performing	107,024	57.6%	100,543	27.7%	664,688	12.7%	35,873	29.4%	908,128
Total	$185,768	100.0%	$362,992	100.0%	$5,251,769	100.0%	$121,823	100.0%	$5,922,352

% of loan portfolio	0.5%	n/a	2.4%	n/a	17.9%	n/a	6.2%	n/a	6.8%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2019		Six-Month Period Ended June 30, 2018
(in thousands)	RICs and Auto Loans	All Other Loans	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$5,251,769	$670,584	$6,037,695	$836,204
New TDRs(1)	606,660	48,891	385,164	77,456
Charged-Off TDRs	(737,515)	(3,992)	(311,758)	(7,088)
Sold TDRs	—	(3,384)	—	(23,364)
Payments on TDRs	(678,842)	(65,082)	(172,140)	(45,204)
TDRs, end of period	$4,442,072	$647,017	$5,938,961	$838,004

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

At the time a deferral is granted, all delinquent amounts may be deferred or paid, which may result in the classification of the loan as current and therefore not considered delinquent. However, there are instances when a deferral is granted but the loan is not brought completely current, such as when the account's DPD is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals are approved for borrowers who are either 31-60 or 61-90 days delinquent, and these borrowers are typically reported as current after deferral. A customer is limited to one deferral each six months, and if a customer receives two or more deferrals over the life of the loan, the loan will advance to a TDR designation.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$447,078	46.8%	$441,083	46.4%
Consumer loans	3,290,007	53.2%	3,409,024	53.6%
Unallocated allowance	46,748	n/a	47,023	n/a
Total ALLL	3,783,833	100.0%	3,897,130	100.0%
Reserve for unfunded lending commitments	89,405		95,500
Total ACL	$3,873,238		$3,992,630

General

The ACL decreased by $119.4 million from December 31, 2018 to June 30, 2019. This change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a discounted cash flow (“DCF") methodology.

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

The portion of the ALLL related to the commercial portfolio was $447.1 million at June 30, 2019 (1.1% of commercial LHFI) and $441.1 million at December 31, 2018 (1.1% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio was, in part, due to maintaining target coverage on two large commercial borrowers.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 22.0% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

For RICs, including RIC loans acquired from a third-party lender that are considered to have no credit deterioration at acquisition, and personal unsecured loans at SC, the Company maintains an ALLL for the Company's HFI portfolio not classified as TDRs at a level estimated to be adequate to absorb credit losses of the recorded investment inherent in the portfolio, based on a holistic assessment, including both quantitative and qualitative considerations. For TDR loans, the allowance is comprised of impairment measured using a DCF model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis.

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

The allowance for consumer loans was $3.3 billion and $3.4 billion at June 30, 2019 and December 31, 2018, respectively. The allowance as a percentage of HFI consumer loans was 6.9% at June 30, 2019 and 7.3% at December 31, 2018. The decrease in the allowance for consumer loans was primarily attributable to increased recovery rates and lower TDR volume in SC's RIC and auto loan portfolio.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $46.7 million and $47.0 million at June 30, 2019 and December 31, 2018, respectively.

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

The reserve for unfunded lending commitments decreased $6.1 million from $95.5 million at December 31, 2018 to $89.4 million at June 30, 2019. The decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total investment securities AFS remained stable from December 31, 2018 to June 30, 2019; however, the composition of the Company's investment portfolio changed due to a decrease in MBS, partially offset by an increase in U.S Treasury securities. MBS decreased by $1.0 billion primarily due to sales, maturities and principal paydowns, partially offset by a decrease in unrealized losses. U.S. Treasuries increased by $1.3 billion primarily due to investment purchases. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $3.0 billion at June 30, 2019. The Company had 76 investment securities classified as HTM as of June 30, 2019.

Total gross unrealized losses on investment securities AFS decreased by $243.6 million during the six-month period ended June 30, 2019. This decrease was primarily related to a decrease in unrealized losses of $234.4 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2019 was approximately 3.49 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2019 was approximately 2.49 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,391,444	$5,485,392
FNMA and FHLMC securities	4,934,574	5,550,628
State and municipal securities	13	16
Other securities (1)	576,424	596,951
Total investment securities AFS	11,902,455	11,632,987
Investment securities HTM:
U.S. government agencies	2,955,751	2,750,680
Total investment securities HTM(2)	2,955,751	2,750,680
Other investments	955,811	805,357
Total investment portfolio	$15,814,017	$15,189,024

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2019:

	June 30, 2019
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,640,316	$2,630,860
FHLMC	2,319,864	2,303,714
GNMA (1)	6,227,869	6,236,756
Government - Treasuries	3,122,838	3,124,176
Total	$14,310,887	$14,295,506

(1)	Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2019, goodwill totaled $4.4 billion and represented 3.1% of total assets and 18.1% of total stockholder's equity. The following table shows goodwill by reporting units at June 30, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at June 30, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
(1) Formerly Commercial Banking

The Company made a change in its reportable segments beginning January 1, 2019 and, accordingly, has re-allocated goodwill to the related reporting units based on the estimated fair value of each reporting unit. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions as used in the October 1, 2018 goodwill impairment test, and noted there was no impairment. See Note 18 for additional details on the change in reportable segments.

The Company conducted its annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. Except for the related reallocation and interim impairment test of C&I and CRE & VF discussed above, at the completion of the 2019 second quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 16 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the Internal Revenue Service (“IRS”), please refer to Note 13 to the Condensed Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2019 and December 31, 2018, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2019 and December 31, 2018, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the six-month periods end June 30, 2019 and 2018, the Company paid cash dividends of $150.0 million, and $10.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of zero and $7.3 million, respectively. On August 15, 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at June 30, 2019:

	SHUSA

	June 30, 2019	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.04%	6.50%	4.50%
Tier 1 capital ratio	16.27%	8.00%	6.00%
Total capital ratio	17.75%	10.00%	8.00%
Leverage ratio	13.73%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	BANK

	June 30, 2019	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	16.19%	6.50%	4.50%
Tier 1 capital ratio	16.19%	8.00%	6.00%
Total capital ratio	17.21%	10.00%	8.00%
Leverage ratio	13.61%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

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

In May 2019, the Company announced an amendment to its 2018 capital plan, which authorized SC to repurchase up to $400 million of SC's outstanding common stock through June 30, 2019.

In June 2019, the Company announced its planned capital actions for the third quarter of 2019 through the second quarter of 2020, which are included in its 2019 capital plan. That capital plan included planned capital distributions across the following categories: (1) common stock dividends of $125 million per quarter from SHUSA to Santander, (2) common stock dividends paid by SC, and (3) an authorization to repurchase up to $1.1 billion of SC's outstanding common stock.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 12 third-party banks, SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.3 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the second quarter of 2019, SC completed on-balance sheet funding transactions totaling approximately $4.0 billion, including:

•	securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for approximately $1.0 billion;

•	securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform, for approximately $1.2 billion;

•	a private lease securitization for approximately $1.2 billion; and

•	a private amortizing lease facility for approximately $0.5 billion.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At June 30, 2019, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of June 30, 2019, the Bank had approximately $21.0 billion in committed liquidity from the FHLB and the FRB. Of this amount, $13.4 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2019 and December 31, 2018, liquid assets (cash and cash equivalents and LHFS), and securities AFS exclusive of securities pledged as collateral) totaled approximately $13.0 billion and $15.9 billion, respectively. These amounts represented 22.3% and 25.8% of total deposits at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the Bank, BSI and BSPR had $1.1 billion, $1.7 billion, and $898.1 million, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BSPR has $693.4 million in committed liquidity from the FHLB, all of which was unused as of June 30, 2019, as well as $1.9 billion in liquid assets aside from cash unused as of June 30, 2019.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's Statement of Cash Flows (“SCF") has changed. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details.

	Six-Month Period Ended June 30,
(in thousands)	2019	2018
Net cash flows from operating activities	$2,982,302	$4,008,652
Net cash flows from investing activities	(8,208,309)	(5,585,834)
Net cash flows from financing activities	5,940,980	489,220

Cash flows from operating activities

Net cash flow from operating activities was $3.0 billion for the six-month period ended June 30, 2019, which was primarily comprised of net income of $645.9 million, $614.8 million in proceeds from sales of LHFS, $1.1 billion in depreciation, amortization and accretion, and $1.1 billion of provision for credit losses, partially offset by $568.6 million of originations of LHFS, net of repayments.

Net cash flow from operating activities was $4.0 billion for the six-month period ended June 30, 2018, which was primarily comprised of net income of $619.8 million, $3.3 billion in proceeds from sales of LHFS, $889.2 million in depreciation, amortization and accretion, and $987.7 million of provision for credit losses, partially offset by $2.4 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the six-month period ended June 30, 2019, net cash flow from investing activities was $(8.2) billion, primarily due to $5.4 billion in normal loan activity, $2.2 billion of purchases of investment securities AFS, and $4.5 billion in operating lease purchases and originations, partially offset by $1.8 billion of AFS investment securities sales, maturities and prepayments, $602.3 million in proceeds from sales of LHFI, and $1.8 billion in proceeds from sales and terminations of operating leases.

For the six-month period ended June 30, 2018, net cash flow from investing activities was $(5.6) billion, primarily due to $3.6 billion in normal loan activity, $1.2 billion of purchases of investment securities AFS, and $4.8 billion in operating lease purchases and originations, partially offset by $1.2 billion of AFS investment securities sales, maturities and prepayments, $826.1 million in proceeds from sales of LHFI, and $2.2 billion in proceeds from sales and terminations of operating leases.

Cash flows from financing activities

For the six-month period ended June 30, 2019, net cash flow from financing activities was $5.9 billion, which was primarily due to an increase in net borrowing activity of $3.9 billion and a $2.2 billion increase in deposits, partially offset by $150.0 million in dividends paid on common stock and $104.6 million in stock repurchase attributable to NCI.

Net cash flow from financing activities for the six-month period ended June 30, 2018 was $489.2 million, which was primarily due to a $725.4 million increase in deposits, partially offset by a decrease in net borrowing activity of $249.3 million.

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

SC has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of June 30, 2019 and December 31, 2018, there were outstanding balances of approximately $3.0 billion and $2.2 billion, respectively, on this facility in aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has six credit facilities with nine banks providing an aggregate commitment of $5.7 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital loan financing. As of June 30, 2019 and December 31, 2018, there were outstanding balances of approximately $3.1 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2019 and December 31, 2018, there were outstanding balances of $425.7 million and $298.9 million, respectively, under these repurchase agreements.

SHUSA Lending to SC

The Company provides SC with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $4.0 billion of term promissory notes with maturities ranging from May 2020 to December 2023. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $26.0 billion.

Flow Agreements

In addition to SC's credit facilities and secured structured financings, SC has a flow agreement in place with a third party for charged-off assets. Loans and leases sold under these flow agreements are not on SC's balance sheet, but provide a stable stream of servicing fee income and may also provide a gain or loss on sale. SC continues to actively seek additional flow agreements.

Off-Balance Sheet Financing

Beginning in 2017, SC had the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Condensed Consolidated Balance Sheets. Beginning in 2018, this program was replaced with a new program with SBNA, whereby SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchasing of retail loans, primarily from FCA dealers, all of which are serviced by SC.

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

At June 30, 2019, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of June 30, 2019, the Company had 530,391,043 shares of common stock outstanding. During the three-month and six-month periods ended June 30, 2019, the Company paid dividends of $75.0 million and $150.0 million, respectively, to its sole shareholder, Santander.

During the three-month and six-month periods ended June 30, 2019, Santander made cash contributions of $41.6 million and $75.9 million, respectively, to the Company.

SC paid a dividend of $0.20 per share in February 2019 and a dividend of $0.20 per share in May 2019, and has declared a cash dividend of $0.22 per share, to be paid on August 20, 2019, to shareholders of record as of the close of business on August 10, 2019. SC has paid a total of $140.6 million in dividends through June 30, 2019, of which $42.4 million has been paid to NCI and $98.2 million has been paid to the Company, which eliminates in the consolidated results of the Company.

The following table presents information regarding the shares of SC common stock repurchased during the three-month and six-month periods ended June 30, 2019 ($ and shares in thousands, except per share amounts):

	Three-Month Period Ended	Six-Month Period Ended
	June 30, 2019	June 30, 2019
Total cost of shares repurchased	$86,826	$104,587
Average price per share	23.16	22.18
Number of shares repurchased	3,749,692	4,715,122

The shares of SC common stock purchased during the three-month period ended June 30, 2019 were purchased as part of the $400 million program disclosed in the "Bank Regulatory Capital" section of this MD&A. Further, in June 2019, SC announced its planned capital actions for the third quarter of 2019 through the second quarter of 2020, which includes an authorization to repurchase up to $1.1 billion of SC’s outstanding common stock through the end of the second quarter of 2020.

During the six-month period ended June 30, 2019, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $100.0 million in dividends to SHUSA

•	BSI declared and paid $10.0 million in dividends to SHUSA

•	SHUSA contributed $65.0 million to SSLLC

During the third quarter of 2019, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:

•	The Bank declared a cash dividend on its common stock of $75.0 million, payable on August 15, 2019 to SHUSA

•	SHUSA contributed $25.0 million to SSLLC

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$6,945,360	$2,787,586	$4,157,774	$—	$—
Notes payable - revolving facilities	6,514,164	425,695	6,088,469	—	—
Notes payable - secured structured financings	26,313,375	431,135	7,434,332	12,636,638	5,811,270
Other debt obligations (1) (2)	13,438,343	3,621,397	4,658,393	2,536,850	2,621,703
CDs (1)	8,797,259	6,409,362	2,256,377	129,244	2,276
Non-qualified pension and post-retirement benefits	129,464	13,032	26,089	26,768	63,575
Operating leases(3)	668,522	132,705	214,356	153,713	167,748
Total contractual cash obligations	$62,806,487	$13,820,912	$24,835,790	$15,483,213	$8,666,572
Other commitments:
Commitments to extend credit	$30,753,795	$5,493,389	$4,904,173	$6,760,398	$13,595,835
Letters of credit	1,342,137	864,144	256,552	188,928	32,513
Total Contractual Obligations and Other Commitments	$94,902,419	$20,178,445	$29,996,515	$22,432,539	$22,294,920

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2019. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $55.1 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2019 and December 31, 2018:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2019	December 31, 2018
Down 100 basis points	(2.67)%	(3.07)%
Up 100 basis points	2.54%	2.87%
Up 200 basis points	4.87%	5.58%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2019 and December 31, 2018.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2019	December 31, 2018
Down 100 basis points	(4.03)%	(1.55)%
Up 100 basis points	0.24%	(1.25)%
Up 200 basis points	(1.60)%	(3.49)%

As of June 30, 2019, the Company’s profile reflected a decrease of MVE of 4.03% for downward parallel interest rate shocks of 100 basis points and an increase of 0.24% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2019, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company's financial reporting. Notwithstanding these material weaknesses, based on the additional analyses and other procedures performed, management concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

While progress has been made to remediate all of these material weaknesses, including the development and implementation of enhanced processes, procedures and controls, as of June 30, 2019, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. However, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Except as described above under "Remediation Status of Reported Material Weaknesses," there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter-ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 13 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow that are set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The information presented below should be read in conjunction with the risk factors disclosed in that Form 10-K.

Uncertainty regarding LIBOR may adversely affect our business

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

Several international working groups are focused on transition plans and alternative contract language seeking to address potential market disruption that could arise from the replacement of LIBOR with a new reference rate. For example, in the U.S., the Alternative Reference Rates Committee, a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York and comprised of private sector entities, banking regulators and other financial regulators, including the SEC, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on observable U.S. Treasury-backed repurchase transactions. In addition, ISDA is working to develop alternative contract language applicable in the event of LIBOR’s discontinuation that could apply to derivatives entered into on ISDA documentation. Separately, the SEC issued a statement in July 2019 encouraging market participants to focus on managing the transition from LIBOR prior to 2021 to avoid business and market disruptions, including incorporating fallback language in contracts in the event LIBOR is unavailable and proactive negotiations with counterparties to existing contracts that utilize LIBOR as a reference rate.

The Company, in collaboration with its subsidiaries and affiliates, is engaged in an enterprise-wide initiative to identify, assess and monitor risks associated with the potential discontinuation or unavailability of LIBOR and the transition to use of alternative reference rates such as SOFR. As part of these efforts, the Company has established a LIBOR Transition Steering Committee that includes the Company’s Chief Accounting Officer and Treasurer and representatives of the Company’s significant subsidiaries and business lines. Among other matters, the Company is identifying assets and liabilities tied to LIBOR, the exposure of its subsidiaries to LIBOR, the degree to which fallback language currently exists in the Company’s contracts that reference LIBOR, and monitoring relevant industry developments and publications by market associations and clearing houses.

While we have begun the process of identifying existing contracts that extend past 2021 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted.

Even if financial instruments are transitioned to alternative reference rates successfully, the new reference rates are likely to differ from the previous reference rates, and the value and return on those instruments could be adversely impacted. We could also be subject to increased costs due to paying higher interest rates on our existing financial instruments. We could incur legal risks in the event of such changes, as renegotiation and changes to documentation for new and existing transactions may be required, especially if parties to an instrument cannot agree on how to effect the transition. We could also incur further operational risks due to the potential need to adapt information technology systems, trade reporting infrastructure, and operational processes and controls, including models and hedging strategies.

In addition, it is possible that LIBOR quotes will become unavailable prior to 2021. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that scenario, risks associated with the transition away from LIBOR would be accelerated for us and the rest of the financial industry.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 001-16581)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 001-16581)

(3.5)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 3, 2017) (Commission File Number 001-16581)

(3.6)
Bylaws of Santander Holdings USA, Inc. as amended on May 23, 2019 (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed May 23, 2019) (Commission File Number 001-16581)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 9, 2019	/s/ Madhukar Dayal
Madhukar Dayal
Chief Financial Officer and Senior Executive Vice President

Date:	August 9, 2019	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President