Form 10-Q
period 2019-09-30
Santander Holdings USA, Inc.
filed 2019-11-12
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable
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
Number of shares of common stock Outstanding at October 31, 2019: 530,391,043 shares

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

ABS: Asset-backed securities	EPS: Enhanced Prudential Standards
ACL: Allowance for credit losses	ETR: Effective tax rate
AFS: Available-for-sale	Exchange Act: Securities Exchange Act of 1934, as amended
ALLL: Allowance for loan and lease losses	FASB: Financial Accounting Standards Board
ASC: Accounting Standards Codification	FBO: Foreign banking organization
ASU: Accounting Standards Update	FCA: Fiat Chrysler Automobiles US LLC
Bank: Santander Bank, National Association	FDIC: Federal Deposit Insurance Corporation
BHC: Bank holding company	Federal Reserve: Board of Governors of the Federal Reserve System
BOLI: Bank-owned life insurance	FHLB: Federal Home Loan Bank
BSI: Banco Santander International	FHLMC: Federal Home Loan Mortgage Corporation
BSPR: Banco Santander Puerto Rico	FICO®: Fair Isaac Corporation credit scoring model
C&I: Commercial & industrial	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
CBP: Citizens Bank of Pennsylvania	FINRA: Financial Industrial Regulatory Authority
CCAR: Comprehensive Capital Analysis and Review	FNMA: Federal National Mortgage Association
CD: Certificate of deposit	FOB: Financial Oversight and Management Board of Puerto Rico
CEF: Closed-end fund	FRB: Federal Reserve Bank
CEO: Chief Executive Officer	FVO: Fair value option
CEVF: Commercial equipment vehicle financing	GAAP: Accounting principles generally accepted in the United States of America
CET1: Common equity Tier 1	GAP: Guaranteed auto protection
CFPB: Consumer Financial Protection Bureau	HFI: Held for investment
Change in Control: First quarter 2014 change in control and consolidation of SC	HTM: Held to maturity
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	IHC: U.S. intermediate holding company
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	IPO: Initial public offering
CIB: Corporate and Investment Banking	IRS: Internal Revenue Service
CID: Civil investigative demand	ISDA: International Swaps and Derivatives Association, Inc.
CLTV: Combined loan-to-value	IT: Information Technology
CMO: Collateralized mortgage obligation	LendingClub: LendingClub Corporation, a peer-to-peer personal lending platform company from which SC acquires loans under flow agreements
CMP: Civil monetary penalty	LCR: Liquidity coverage ratio
CODM: Chief Operating Decision Maker	LHFI: Loans held-for-investment
Company: Santander Holdings USA, Inc.	LHFS: Loans held-for-sale
CPR: Constant prepayment rate	LIBOR: London Interbank Offered Rate
CRA: Community Reinvestment Act	LIHTC: Low Income Housing Tax Credit
CRE: Commercial real estate	LTD: Long-term debt
DCF: Discounted cash flow	LTV: Loan-to-value
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS: Mortgage-backed securities
DOJ: Department of Justice	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
DPD: Days past due	MSR: Mortgage servicing right
DTI: Debt-to-income	MVE: Market value of equity

NCI: Non-controlling interest	SBNA: Santander Bank, National Association
NMTC: New market tax credits	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
NPL: Non-performing loan	SC Common Stock: Common shares of SC
NSFR: Net stable funding ratio	SCF: Statement of cash flows
NYSE: New York Stock Exchange	SCRA: Servicemembers' Civil Relief Act
OCC: Office of the Comptroller of the Currency	SEC: Securities and Exchange Commission
OREO: Other real estate owned	Securities Act: Securities Act of 1933, as amended
OTTI: Other-than-temporary impairment	SHUSA: Santander Holdings USA, Inc.
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	SIS: Santander Investment Securities Inc.
REIT: Real estate investment trust	SPE: Special purpose entity
RIC: Retail installment contract	SSLLC: Santander Securities LLC
RV: Recreational vehicle	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
RWA: Risk-weighted asset	TCJA: Tax Cut and Jobs Act of 2017
S&P: Standard & Poor's	TDR: Troubled debt restructuring
Santander: Banco Santander, S.A.	TLAC: Total loss-absorbing capacity
Santander BanCorp: Santander BanCorp and its subsidiaries	Trusts: Securitization trusts
Santander NY: New York branch of Santander	UPB: Unpaid principal balance
Santander UK: Santander UK plc	VIE: Variable interest entity
VOE: Voting rights entity

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Cash and cash equivalents	$7,736,777	$7,790,593
Investment securities:
Available-for-sale ("AFS") at fair value	13,731,224	11,632,987
Held-to-maturity ("HTM") (fair value of $3,641,591 and $2,676,049 as of September 30, 2019 and December 31, 2018, respectively)	3,604,424	2,750,680
Other investments (includes Trading securities of $3,433 and $10 as of September 30, 2019 and December 31, 2018, respectively)	967,882	805,357
Loans held-for-investment ("LHFI")(1) (5)	90,420,263	87,045,868
Allowance for loan and lease losses ("ALLL") (5)	(3,735,860)	(3,897,130)
Net LHFI	86,684,403	83,148,738
Loans held-for-sale ("LHFS") (2)	2,480,809	1,283,278
Premises and equipment, net (3)	769,944	805,940
Operating lease assets, net(includes $74,219 and zero of operating lease assets held for sale as of September 30, 2019 and December 31, 2018, respectively) (5)(6)	16,151,424	14,078,793
Goodwill	4,444,389	4,444,389
Intangible assets, net	430,947	475,193
Bank-owned life insurance ("BOLI")	1,852,456	1,833,290
Restricted cash (5)	3,665,680	2,931,711
Other assets (4) (5)	4,665,055	3,653,336
TOTAL ASSETS	$147,185,414	$135,634,285
LIABILITIES
Accrued expenses and payables	$4,171,167	$3,035,848
Deposits and other customer accounts	66,239,968	61,511,380
Borrowings and other debt obligations (5)	49,159,832	44,953,784
Advance payments by borrowers for taxes and insurance	175,098	160,728
Deferred tax liabilities, net	1,499,573	1,212,538
Other liabilities (5)	1,270,499	912,775
TOTAL LIABILITIES	122,516,137	111,787,053
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2019 and December 31, 2018)	17,954,096	17,859,304
Accumulated other comprehensive loss	(53,159)	(321,652)
Retained earnings	4,318,263	3,783,405
TOTAL SANTANDER HOLDINGS USA, INC. ("SHUSA") STOCKHOLDER'S EQUITY	22,219,200	21,321,057
Noncontrolling interest ("NCI")	2,450,077	2,526,175
TOTAL STOCKHOLDER'S EQUITY	24,669,277	23,847,232
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$147,185,414	$135,634,285

(1) LHFI includes $93.4 million and $126.3 million of loans recorded at fair value at September 30, 2019 and December 31, 2018, respectively.
(2) Includes $437.9 million and $209.5 million of loans recorded at the fair value option ("FVO") at September 30, 2019 and December 31, 2018, respectively.
(3) Net of accumulated depreciation of $1.5 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively.
(4) Includes mortgage servicing rights ("MSRs") of $126.5 million and $149.7 million at September 30, 2019 and December 31, 2018, respectively, for which the Company has elected the FVO. See Note 14 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. At September 30, 2019 and December 31, 2018, LHFI included $25.1 billion and $24.1 billion, Operating leases assets, net included $16.0 billion and $14.0 billion, restricted cash included $1.7 billion and $1.6 billion, other assets included $592.9 million and $685.4 million, Borrowings and other debt obligations included $33.0 billion and $31.9 billion, and Other liabilities included $179.5 million and $122.0 million of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.9 billion and $3.5 billion at September 30, 2019 and December 31, 2018, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
INTEREST INCOME:
Loans	$2,050,667	$1,914,528	$6,085,153	$5,584,979
Interest-earning deposits	46,944	32,202	138,861	98,655
Investment securities:
AFS	64,777	75,136	210,344	225,673
HTM	16,319	16,931	49,429	51,176
Other investments	6,400	4,141	18,451	13,989
TOTAL INTEREST INCOME	2,185,107	2,042,938	6,502,238	5,974,472
INTEREST EXPENSE:
Deposits and other customer accounts	152,953	103,265	428,386	271,020
Borrowings and other debt obligations	413,044	340,912	1,230,134	962,259
TOTAL INTEREST EXPENSE	565,997	444,177	1,658,520	1,233,279
NET INTEREST INCOME	1,619,110	1,598,761	4,843,718	4,741,193
Provision for credit losses	603,635	621,014	1,684,478	1,608,697
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,015,475	977,747	3,159,240	3,132,496
NON-INTEREST INCOME:
Consumer and commercial fees	133,049	144,505	412,566	420,843
Lease income	735,783	610,324	2,116,503	1,720,526
Miscellaneous income, net(1) (2)	130,033	68,915	327,849	302,998
TOTAL FEES AND OTHER INCOME	998,865	823,744	2,856,918	2,444,367
Net gain/(loss) on sale of investment securities	2,267	(1,688)	2,646	(1,931)
TOTAL NON-INTEREST INCOME	1,001,132	822,056	2,859,564	2,442,436
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	485,920	436,202	1,432,730	1,332,708
Occupancy and equipment expenses	156,603	169,595	441,643	492,106
Technology, outside service, and marketing expense	178,053	146,652	482,183	454,944
Loan expense	98,639	83,190	308,139	277,683
Lease expense	523,900	455,344	1,516,984	1,316,404
Other expenses	190,129	159,404	536,366	467,652
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,633,244	1,450,387	4,718,045	4,341,497
INCOME BEFORE INCOME TAX PROVISION	383,363	349,416	1,300,759	1,233,435
Income tax provision	112,927	109,949	384,467	374,162
NET INCOME INCLUDING NCI	270,436	239,467	916,292	859,273
LESS: NET INCOME ATTRIBUTABLE TO NCI	66,831	72,491	250,086	251,770
NET INCOME ATTRIBUTABLE TO SHUSA	$203,605	$166,976	$666,206	$607,503
(1) Includes impact of $67.0 million and $239.1 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to $86.8 million and $236.5 million for the corresponding periods in 2018 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment (income)/expense, net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
NET INCOME INCLUDING NCI	$270,436	$239,467	$916,292	$859,273
OTHER COMPREHENSIVE INCOME ("OCI"), NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax (1) (2)	8,217	(3,822)	16,354	(16,297)
Net unrealized gains/(losses) on AFS and HTM investment securities, net of tax (2)	34,601	(50,345)	239,395	(211,044)
Pension and post-retirement actuarial gains, net of tax (2)	542	626	12,744	1,876
TOTAL OTHER COMPREHENSIVE GAIN / (LOSS), NET OF TAX	43,360	(53,541)	268,493	(225,465)
COMPREHENSIVE INCOME	313,796	185,926	1,184,785	633,808
NET INCOME ATTRIBUTABLE TO NCI	66,831	72,491	250,086	251,770
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$246,965	$113,435	$934,699	$382,038

(1) Excludes $(3.2) million, and $(19.7) million of OCI attributable to NCI for the three-month and nine-month periods ended September 30, 2019, respectively, compared to $(1.9) million and $3.9 million for the corresponding periods in 2018.
(2) Excludes $39.1 million impact of OCI reclassified to Retained earnings as a result of the adoption of Accounting Standards Update ("ASU 2018-02") for the nine-month period ended September 30, 2018.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited) (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2019	530,391	—	17,945,636	(96,519)	4,114,658	2,541,044	24,504,819
Comprehensive income attributable to SHUSA	—	—	—	43,360	203,605	—	246,965
Other comprehensive (OCI) income attributable to NCI	—	—	—	—	—	(3,195)	(3,195)
Net income attributable to NCI	—	—	—	—	—	66,831	66,831
Impact of SC stock option activity	—	—	—	—	—	3,949	3,949
Contribution from shareholder (Note 17)	—	—	13,026	—	—	—	13,026
Dividends paid to NCI	—	—	—	—	—	(22,099)	(22,099)
Stock repurchase attributable to NCI	—	—	(4,566)	—	—	(136,453)	(141,019)
Balance, September 30, 2019	530,391	$—	$17,954,096	$(53,159)	$4,318,263	$2,450,077	$24,669,277

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2018	530,391	195,445	17,732,184	(409,449)	3,924,734	2,697,467	24,140,381
Comprehensive income attributable to SHUSA	—	—	—	(53,541)	166,976	—	113,435
OCI attributable to NCI	—	—	—	—	—	(1,881)	(1,881)
Net income attributable to NCI	—	—	—	—	—	72,491	72,491
Impact of SC stock option activity	—	—	—	—	—	4,160	4,160
Contribution of Santander Asset Management, LLC ("SAM") from Shareholder (Note 1)	—	—	4,396	—	—	—	4,396
Redemption of preferred stock	—	(195,445)	—	—	(4,555)	—	(200,000)
Dividends declared and paid on common stock	—	—	—	—	(325,000)	—	(325,000)
Dividends paid to NCI	—	—	—	—	—	(23,222)	(23,222)
Stock repurchase attributable to NCI	—	—	—	—	—	(50,211)	(50,211)
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, September 30, 2018	530,391	$—	$17,736,580	$(462,990)	$3,758,505	$2,698,804	$23,730,899

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(unaudited) (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2019	530,391	—	17,859,304	(321,652)	3,783,405	2,526,175	23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	—	268,493	666,206	—	934,699
OCI attributable to NCI	—	—	—	—	—	(19,718)	(19,718)
Net income attributable to NCI	—	—	—	—	—	250,086	250,086
Impact of SC stock option activity	—	—	—	—	—	9,555	9,555
Contribution from shareholder (Note 17)	—	—	88,927	—	—	—	88,927
Dividends declared and paid on common stock	—	—	—	—	(150,000)	—	(150,000)
Dividends paid to NCI	—	—	—	—	—	(64,493)	(64,493)
Stock repurchase attributable to NCI	—	—	5,865	—	—	(251,528)	(245,663)
Balance, September 30, 2019	530,391	$—	$17,954,096	$(53,159)	$4,318,263	$2,450,077	$24,669,277

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2018	530,391	195,445	17,723,010	(198,431)	3,453,957	2,516,851	23,690,832
Cumulative-effect adjustment upon adoption of new ASUs and other (Note 1)	—	—	—	(39,094)	47,550	—	8,456
Comprehensive income attributable to SHUSA	—	—	—	(225,465)	607,503	—	382,038
OCI attributable to NCI	—	—	—	—	—	3,916	3,916
Net income attributable to NCI	—	—	—	—	—	251,770	251,770
Impact of SC stock option activity	—	—	—	—	—	11,235	11,235
Contribution from shareholder and related tax impact (Note 17)	—	—	9,174	—	—	—	9,174
Contribution of SAM from Shareholder (Note 1)	—	—	4,396	—	—	—	4,396
Redemption of preferred stock	—	(195,445)	—	—	(4,555)	—	(200,000)
Dividends declared and paid on common stock	—	—	—	—	(335,000)	—	(335,000)
Dividends paid to NCI	—	—	—	—	—	(34,757)	(34,757)
Stock repurchase attributable to NCI	—	—	—	—	—	(50,211)	(50,211)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2018	530,391	$—	$17,736,580	$(462,990)	$3,758,505	$2,698,804	$23,730,899

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period Ended September 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$916,292	$859,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,684,478	1,608,697
Deferred tax expense	275,303	332,297
Depreciation, amortization and accretion	1,749,531	1,411,482
Net loss on sale of loans	244,274	233,977
Net (gain)/loss on sale of investment securities	(2,646)	1,931
Loss on debt extinguishment	1,133	3,470
Net (gain)/loss on real estate owned and premises and equipment	(24,411)	10,300
Stock-based compensation	308	704
Equity loss/(income) on equity method investments	478	(5,051)
Originations of LHFS, net of repayments	(1,138,406)	(2,683,847)
Purchases of LHFS	(387)	(1,301)
Proceeds from sales of LHFS	1,060,708	3,925,429
Net change in:
Revolving personal loans	(144,411)	(147,975)
Other assets, BOLI and trading securities	(552,053)	(293,565)
Other liabilities	566,705	384,524
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,636,896	5,640,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,044,645	968,487
Proceeds from prepayments and maturities of AFS investment securities	3,270,469	2,060,524
Purchases of AFS investment securities	(5,999,028)	(1,900,147)
Proceeds from prepayments and maturities of HTM investment securities	256,152	266,616
Purchases of HTM investment securities	(965,966)	(135,898)
Proceeds from sales of other investments	237,537	94,053
Proceeds from maturities of other investments	13,673	—
Purchases of other investments	(329,598)	(120,692)
Proceeds from sales of LHFI	1,446,205	935,471
Distributions from equity method investments	3,506	3,316
Contributions to equity method and other investments	(176,114)	(81,132)
Proceeds from settlements of BOLI policies	26,318	16,434
Purchases of LHFI	(818,024)	(776,059)
Net change in loans other than purchases and sales	(7,104,936)	(5,958,162)
Purchases and originations of operating leases	(6,778,636)	(7,717,157)
Proceeds from the sale and termination of operating leases	2,733,172	2,979,649
Manufacturer incentives	633,991	781,752
Proceeds from sales of real estate owned and premises and equipment	51,944	42,130
Purchases of premises and equipment	(135,060)	(105,530)
Net cash paid for branch disposition	(329,328)	—
Upfront fee paid to FCA	(60,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(12,979,078)	(8,646,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	5,199,415	110,894
Net change in short-term borrowings	448,736	1,014,519
Net proceeds from long-term borrowings	34,591,061	33,477,492
Repayments of long-term borrowings	(32,239,459)	(32,007,516)
Proceeds from Federal Home Loan Bank ("FHLB") advances (with terms greater than 3 months)	3,875,000	1,400,000
Repayments of FHLB advances (with terms greater than 3 months)	(2,500,000)	(1,400,000)
Net change in advance payments by borrowers for taxes and insurance	14,370	25,321
Cash dividends paid to preferred stockholders	—	(10,950)
Dividends paid on common stock	(150,000)	(335,000)
Dividends paid to NCI	(64,493)	(34,757)
Stock repurchase attributable to NCI	(245,663)	(50,211)
Proceeds from the issuance of common stock	4,441	7,906
Capital contribution from shareholder	88,927	5,741
Redemption of preferred stock	—	(200,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,022,335	2,003,439

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	680,153	(1,002,561)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	10,722,304	10,338,774
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$11,402,457	$9,336,213

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	16,205	57,482
Loans transferred from/(to) held-for-investment ("HFI") (from)/to held-for-sale, net ("HFS")	2,657,598	732,527
Unsettled purchases of investment securities	256,685	4,523
Unsettled sales of investment securities	—	58,311
Contribution of SAM from shareholder (2)	—	4,396
AFS investment securities transferred to HTM investment securities	—	1,167,189
Adoption of lease accounting standard:
Right-of-use assets	664,057	—
Accrued expenses and payables	705,650	—

(1) The nine-month periods ended September 30, 2019 and 2018 include cash and cash equivalents balances of $7.7 billion and $6.5 billion, respectively, and restricted cash balances of $3.7 billion and $2.8 billion, respectively.
(2) The contribution of SAM was accounted for as a non-cash transaction. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering superior service to dealers and customers across the full credit spectrum. SC's primary business is the indirect origination and servicing of retail installment contracts ("RICs") and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs.

In conjunction with a ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC ("FCA") that became effective May 1, 2013 (the "Chrysler Agreement"), SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 16 for additional details.

On June 28, 2019, SC entered into an amendment to the Chrysler Agreement, with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The amendment also terminated the previously disclosed tolling agreement dated July 11, 2018, between SC and FCA.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides other consumer finance products.

As of September 30, 2019, SC was owned approximately 71.6% by SHUSA and 28.4% by other shareholders. SC Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "SC."

During the third quarter of 2019, SBNA completed the sale of 14 bank branches and four automated teller machines ("ATMs") located in central Pennsylvania, together with approximately $471 million of deposits and $102 million of retail and business loans, to First Commonwealth Bank for a gain of $30.9 million. This transaction aligns with SHUSA’s strategy to reallocate capital to investments in core markets that will drive growth.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Intermediate Holding Company ("IHC")

The enhanced prudential standards ("EPS") mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA")(the “Final Rule") were enacted by the Federal Reserve to strengthen regulatory oversight of foreign banking organizations ("FBOs"). Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC. The contribution of SAM to the Company transferred approximately $5.4 million of assets, $1.0 million of liabilities, and $4.4 million of equity to the Company.

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company elected to report the results of SAM on a prospective basis beginning July 2, 2018. As a result of the contribution of SAM, SHUSA's net income is understated by $1.0 million for the nine-month period ended September 30, 2018. These amounts are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

Basis of Presentation

These Condensed Consolidated Financial Statements include accounts of the Company and its consolidated subsidiaries, and certain special purpose financing trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and voting interest entities ("VOEs") in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to SEC regulations for interim financial information. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flows ("SCF") for the periods indicated, and contain adequate disclosure of this interim financial information to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, with the exception of the items noted in the section captioned "Recently Adopted Accounting Standards" below, there have been no significant changes to the Company's accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Since January 1, 2019, the Company adopted the following Financial Accounting Standards Board ("FASB") Accounting Standards Updates (“ASUs"):

•
ASU 2016-02, Leases (Topic 842). The Company adopted this standard as of January 1, 2019, resulting in the recognition of a right of-use (“ROU”) asset ($664.1 million) and lease liability ($705.7 million) in the Consolidated Balance Sheet for all operating leases with a term greater than 12 months. The Company adopted this ASU using the modified retrospective approach, with application at the adoption date and a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, comparative periods were not adjusted. We elected the package of practical expedients permitted under transition guidance, which allowed us to carry forward the historical lease classification. We also elected not to recognize a lease liability and associated ROU asset for short-term leases. We did not elect (1) the hindsight practical expedient when determining the lease term and (2) the practical expedient to not separate non-lease components from lease components. The ASU required the Company to accelerate the recognition of $18.7 million of previously deferred gains on sale-leaseback transactions, with such impact recorded to the opening balance of Retained earnings.

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

•
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized costs will be presented with Other assets on the balance sheet, and the amortization expense will be presented in the Technology, outside service, and marketing expense line of the Statement of Operations. The Company has early adopted this standard effective January 1, 2019 and it did not have a material impact on the Company's Condensed Consolidated Financial Statements or related disclosures.

The adoption of the following ASUs did not have a material impact on the Company's financial position or results of operations:

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

Subsequent Events

On October 21, 2019, the Company entered into an agreement to sell the stock of Santander BanCorp (the holding company that includes BSPR) for total consideration of approximately $1.1 billion, subject to adjustment based on the consolidated Santander BanCorp balance sheet at closing. At September 30, 2019, BSPR had 27 branches, approximately 1,000 employees, and total assets of approximately $6.2 billion. Among other conditions precedent to the closing, the transaction requires the Company to transfer all of BSPR's non-performing assets and the equity of SAM to the Company or one of its affiliates prior to closing. In addition, the transaction requires review and approval of various regulators, whose input is uncertain. Subject to satisfaction of the closing conditions, the transaction is expected to close in the middle of 2020. Completion of the transaction is not expected to result in any material gain or loss.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on September 30, 2019 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2019 other than the events disclosed above, Note 4, and Note 10.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The amendment introduces a new credit reserving framework known as "Current Expected Credit Loss" (“CECL”), which replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full remaining life of financial assets and commitments and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. For AFS debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the OTTI framework. The standard also simplifies the accounting framework for purchased credit-impaired debt securities and loans. The Company will adopt the new guidance on January 1, 2020.
The Company established a cross-functional working group for implementation of this standard. Our implementation process includes data sourcing and validation, development and validation of loss forecasting methodologies and models, including determining the length of the reasonable and supportable forecast period and selecting macroeconomic forecasting methodologies to comply with the new guidance, updating the design of our established governance, financial reporting, and internal control frameworks, updating accounting policies and procedures, and determining future expanded disclosures on aspects such as credit quality. The status of our implementation is periodically presented to the Audit Committee and the Risk Committee. The Company continues to test and refine its CECL models to satisfy the requirements of the new standard. Oversight and testing, as well as efforts to meet expanded disclosure requirements, will extend through the remainder of 2019.
The Company currently expects an increase in the allowance for credit losses ("ACL") for loans in the range of 55% to 70% and a decrease (net of tax) in our regulatory capital amounts and ratios. The Company expects to leverage relief provided by federal banking regulatory agencies for an initial capital decrease by phasing in the adoption over four years on a straight-line basis in its calculation of regulatory capital amounts and ratios. The Company does not expect a material impact on its other financial instruments.
The increase in the ACL will be reflected as a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase will take into account forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. This estimate is subject to further refinement based on continuing reviews and approvals of models, methodologies and judgments. The impact at January 1, 2020 will depend upon the nature and characteristics of our financial instruments at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

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

NOTE 3. INVESTMENT SECURITIES

Summary of Investment in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities AFS at the dates indicated:

	September 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$5,061,127	$4,361	$(1,942)	$5,063,546	$1,815,914	$560	$(11,729)	$1,804,745
Corporate debt securities	136,530	51	(42)	136,539	160,164	12	(62)	160,114
Asset-backed securities (“ABS”)	154,501	1,537	(1,500)	154,538	435,464	3,517	(2,144)	436,837
State and municipal securities	11	—	—	11	16	—	—	16
Mortgage-backed securities (“MBS”):
GNMA - Residential (1)	2,858,083	12,806	(9,770)	2,861,119	2,829,075	861	(85,675)	2,744,261
GNMA - Commercial	725,851	12,228	(64)	738,015	954,651	1,250	(19,515)	936,386
FHLMC and FNMA - Residential (2)	4,706,518	25,327	(28,206)	4,703,639	5,687,221	267	(188,515)	5,498,973
FHLMC and FNMA - Commercial	70,103	3,719	(5)	73,817	51,808	384	(537)	51,655
Total investments in debt securities AFS	$13,712,724	$60,029	$(41,529)	$13,731,224	$11,934,313	$6,851	$(308,177)	$11,632,987
(1) Government National Mortgage Association ("GNMA")
(2) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of debt securities HTM at the dates indicated:

	September 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$2,005,105	$16,345	$(6,270)	$2,015,180	$1,718,687	$1,806	$(54,184)	$1,666,309
GNMA - Commercial	1,599,319	28,813	(1,721)	1,626,411	1,031,993	1,426	(23,679)	1,009,740
Total investments in debt securities HTM	$3,604,424	$45,158	$(7,991)	$3,641,591	$2,750,680	$3,232	$(77,863)	$2,676,049

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of September 30, 2019 and December 31, 2018, the Company had investment securities with an estimated carrying value of $7.2 billion and $6.6 billion, respectively, pledged as collateral, which were comprised of the following: $2.6 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the Federal Reserve Bank (the "FRB"); $3.7 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $186.2 million and $78.0 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $424.5 million and $423.3 million, respectively, were pledged to deposits with clearing organizations; and $306.4 million and $415.1 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At September 30, 2019 and December 31, 2018, the Company had $40.7 million and $40.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s AFS debt securities at September 30, 2019 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$4,521,398	$4,522,519
Due after 1 year but within 5 years	772,942	775,836
Due after 5 years but within 10 years	385,224	389,593
Due after 10 years	8,033,160	8,043,276
Total	$13,712,724	$13,731,224

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual maturities of the Company’s HTM debt securities at September 30, 2019 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 10 years	$3,604,424	$3,641,591
Total	$3,604,424	$3,641,591

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Debt Securities AFS and HTM

The following tables present the aggregate amount of unrealized losses as of September 30, 2019 and December 31, 2018 on securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$274,697	$(484)	$848,723	$(1,458)	$288,660	$(315)	$914,212	$(11,414)
Corporate debt securities	99,290	(42)	—	—	152,247	(62)	13	—
ABS	10,030	(9)	51,230	(1,491)	31,888	(249)	77,766	(1,895)
MBS:
GNMA - Residential	689,549	(2,009)	1,092,168	(7,761)	102,418	(2,014)	2,521,278	(83,661)
GNMA - Commercial	9,485	(24)	16,743	(40)	199,495	(2,982)	622,989	(16,533)
FHLMC and FNMA - Residential	540,890	(1,727)	1,773,272	(26,479)	237,050	(5,728)	5,236,028	(182,787)
FHLMC and FNMA - Commercial	—	—	432	(5)	—	—	21,819	(537)
Total investments in debt securities AFS	$1,623,941	$(4,295)	$3,782,568	$(37,234)	$1,011,758	$(11,350)	$9,394,105	$(296,827)

The following tables present the aggregate amount of unrealized losses as of September 30, 2019 and December 31, 2018 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GNMA - Residential	$151,326	$(494)	$701,895	$(5,776)	$205,573	$(4,810)	$1,295,554	$(49,374)
GNMA - Commercial	194,827	(1,721)	—	—	221,250	(5,572)	629,847	(18,107)
Total investments in debt securities HTM	$346,153	$(2,215)	$701,895	$(5,776)	$426,823	$(10,382)	$1,925,401	$(67,481)

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

NOTE 3. INVESTMENT SECURITIES (continued)

The Company did not record any OTTI related to its investment securities for the three-month and nine-month periods ended September 30, 2019 or 2018.

Management has concluded that the unrealized losses on its debt securities for which it has not recognized OTTI (which were comprised of 557 individual securities at September 30, 2019) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2019	2018	2019	2018
Proceeds from the sales of AFS securities	$416,981	$987,352	$1,044,645	$1,026,798

Gross realized gains	$2,667	$156	$6,007	$316
Gross realized losses	(400)	(1,844)	(3,361)	(2,247)
OTTI	—	—	—	—
Net realized gains/(losses) (1)	$2,267	$(1,688)	$2,646	$(1,931)

(1)
Includes net realized gain/(losses) on trading securities of $(0.3) million and $(0.6) million for the three-month and nine-month periods ended September 30, 2019, respectively, and $(1.1) million and $(1.3) million for the three-month and nine-month periods ended September 30, 2018, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other Investments consisted of the following as of:

(in thousands)	September 30, 2019	December 31, 2018
FHLB of Pittsburgh and FRB stock	$704,387	$631,239
Low Income Housing Tax Credit investments ("LIHTC")	247,407	163,113
Equity securities not held for trading	12,655	10,995
Trading securities	3,433	10
Total	$967,882	$805,357

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2019, the Company purchased $87.8 million and $258.9 million of FHLB stock at par, respectively, and redeemed $89.5 million and $185.5 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the nine-month period ended September 30, 2019, the Company did not purchase FRB stock.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of September 30, 2019, with changes in fair value recognized in net income, and consist primarily of Community Reinvestment Act (“CRA") mutual fund investments.

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
NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $50.2 billion at September 30, 2019 and $49.5 billion at December 31, 2018.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2019 was $2.5 billion, compared to $1.3 billion at December 31, 2018. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $437.9 million as of September 30, 2019 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to the Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of September 30, 2019, the carrying value of the personal unsecured HFS portfolio was $1.0 billion.

During the second quarter of 2019, the Company entered into an agreement to sell approximately $1.4 billion of performing residential loans to FNMA and approximately $566 million of this loan portfolio was sold during the second quarter for a gain of approximately $7 million. The remaining loans were sold during the third quarter of 2019 for an immaterial gain.

In October 2019, SBNA agreed to sell from its portfolio certain restructured residential mortgage and home equity loans (with approximately $187 million of principal balances outstanding) to two unrelated third parties. This transaction is expected to settle in the fourth quarter with an immaterial impact on the Condensed Consolidated Statement of Operations. The loans will be sold with servicing released to the purchasers. This portfolio was classified as held for sale as of September 30, 2019.

On October 4, 2019, SBNA agreed to sell approximately $768 million of equipment finance loans and approximately $74 million of operating leases to an unrelated third party. This transaction is expected to settle in the fourth quarter with an immaterial gain on the sale. SBNA will not retain servicing of the assets. This portfolio was classified as held for sale as of September 30, 2019.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2019 and December 31, 2018, accrued interest receivable on the Company's loans was $499.5 million and $524.0 million, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
Commercial real estate ("CRE") loans	$8,725,162	9.6%	$8,704,481	10.0%
Commercial and industrial ("C&I") loans	16,087,269	17.8%	15,738,158	18.1%
Multifamily loans	8,465,070	9.4%	8,309,115	9.5%
Other commercial(2)	7,441,572	8.2%	7,630,004	8.8%
Total commercial LHFI	40,719,073	45.0%	40,381,758	46.4%
Consumer loans secured by real estate:
Residential mortgages	8,917,656	9.9%	9,884,462	11.4%
Home equity loans and lines of credit	4,919,207	5.4%	5,465,670	6.3%
Total consumer loans secured by real estate	13,836,863	15.3%	15,350,132	17.7%
Consumer loans not secured by real estate:
RICs and auto loans - originated (4)	33,832,932	37.4%	28,532,085	32.8%
RICs and auto loans - purchased	363,224	0.4%	803,135	0.9%
Personal unsecured loans	1,325,875	1.5%	1,531,708	1.8%
Other consumer(3)	342,296	0.4%	447,050	0.4%
Total consumer loans	49,701,190	55.0%	46,664,110	53.6%
Total LHFI(1)	$90,420,263	100.0%	$87,045,868	100.0%
Total LHFI:
Fixed rate	$59,122,407	65.4%	$56,696,491	65.1%
Variable rate	31,297,856	34.6%	30,349,377	34.9%
Total LHFI(1)	$90,420,263	100.0%	$87,045,868	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $1.7 billion and $1.4 billion as of September 30, 2019 and December 31, 2018, respectively.
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

The RIC and auto loan portfolio is comprised of: (1) RICs originated by SC prior to the first quarter 2014 consolidation and change in control of SC (the “Change in Control"), (2) RICs originated by SC after the Change in Control, and (3) auto loans originated by SBNA. The composition of the portfolio segment is as follows:

(in thousands)	September 30, 2019	December 31, 2018

RICs - Purchased HFI:
Unpaid principal balance ("UPB") (1)	$371,700	$844,582
UPB - FVO (2)	4,403	9,678
Total UPB	376,103	854,260
Purchase marks (3)	(12,879)	(51,125)
Total RICs - Purchased HFI	363,224	803,135

RICs - Originated HFI:
UPB (1)	28,528,963	27,049,875
Net discount	(17,997)	(135,489)
Total RICs - Originated	28,510,966	26,914,386
SBNA auto loans	5,321,966	1,617,699
Total RICs - originated post-Change in Control	33,832,932	28,532,085
Total RICs and auto loans HFI	$34,196,156	$29,335,220

(1)	UPB does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of these receivables.

(2)	The Company elected to account for these loans, which were acquired with evidence of credit deterioration, under the FVO.

(3)	Includes purchase marks of $1.0 million and $2.1 million related to purchase loan portfolios on which we elected to apply the FVO at September 30, 2019 and December 31, 2018, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

During the nine-month periods September 30, 2019 and 2018, SC originated $9.5 billion and $6.5 billion, respectively, in Chrysler Capital loans (including the SBNA originations program), which represented 56% and 48%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program). As of September 30, 2019 and December 31, 2018, the carrying value of the auto RIC portfolio consisted of $9.9 billion and $9.0 billion, respectively, of Chrysler Capital loans, which represented 38% and 36%, respectively, of SC's auto RIC portfolio.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2019, and 2018 was as follows:

	Three-Month Period Ended September 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$447,078	$3,290,007	$46,748	$3,783,833
Provision for loan and lease losses	14,251	583,640	—	597,891
Charge-offs (2)	(57,276)	(1,367,404)	—	(1,424,680)
Recoveries	18,393	760,423	—	778,816
Charge-offs, net of recoveries	(38,883)	(606,981)	—	(645,864)
ALLL, end of period	$422,446	$3,266,666	$46,748	$3,735,860

Reserve for unfunded lending commitments, beginning of period	$83,346	$6,060	$—	$89,406
Provision for reserve for unfunded lending commitments	5,907	(163)	—	5,744
Reserve for unfunded lending commitments, end of period	89,253	5,897	—	95,150
Total ACL, end of period	$511,699	$3,272,563	$46,748	$3,831,010

	Nine-Month Period Ended September 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,086	$3,409,021	$47,023	$3,897,130
Provision for loan and lease losses	59,895	1,624,933	—	1,684,828
Charge-offs	(117,591)	(4,020,570)	(275)	(4,138,436)
Recoveries	39,056	2,253,282	—	2,292,338
Charge-offs, net of recoveries	(78,535)	(1,767,288)	(275)	(1,846,098)
ALLL, end of period	$422,446	$3,266,666	$46,748	$3,735,860
Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
(Release of) / Provision for reserve for unfunded lending commitments	(219)	(131)	—	(350)
Reserve for unfunded lending commitments, end of period	89,253	5,897	—	95,150
Total ACL, end of period	$511,699	$3,272,563	$46,748	$3,831,010
Ending balance, individually evaluated for impairment(1)	$71,241	$1,096,563	$—	$1,167,804
Ending balance, collectively evaluated for impairment	351,205	2,170,103	46,748	2,568,056

Financing receivables:
Ending balance	$41,564,256	$51,336,816	$—	$92,901,072
Ending balance, evaluated under the FVO or lower of cost or fair value	845,184	1,716,626	—	2,561,810
Ending balance, individually evaluated for impairment(1)	364,390	4,667,358	—	5,031,748
Ending balance, collectively evaluated for impairment	40,354,682	44,952,832	—	85,307,514

(1)	Consists of loans in troubled debt restructuring ("TDR") status.
(2) Includes impact for RICs transferred back from held for sale.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$426,820	$3,515,033	$47,023	$3,988,876
Provision for loan and lease losses	10,637	602,933	—	613,570
Charge-offs	(21,353)	(1,258,144)	—	(1,279,497)
Recoveries	17,325	616,699	—	634,024
Charge-offs, net of recoveries	(4,028)	(641,445)	—	(645,473)
ALLL, end of period	$433,429	$3,476,521	$47,023	$3,956,973

Reserve for unfunded lending commitments, beginning of period	$81,525	$5,448	$—	$86,973
(Release of) / Provision for unfunded lending commitments	7,401	43	—	7,444
Loss on unfunded lending commitments	(96)	—	—	(96)
Reserve for unfunded lending commitments, end of period	88,830	5,491	—	94,321
Total ACL, end of period	$522,259	$3,482,012	$47,023	$4,051,294

	Nine-Month Period Ended September 30, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Provision for loan and lease losses	18,658	1,604,733	—	1,623,391
Charge-offs	(70,978)	(3,524,081)	—	(3,595,059)
Recoveries	41,953	1,891,801	—	1,933,754
Charge-offs, net of recoveries	(29,025)	(1,632,280)	—	(1,661,305)
ALLL, end of period	$433,429	$3,476,521	$47,023	$3,956,973

Reserve for unfunded lending commitments, beginning of period	$103,835	$5,276	$—	$109,111
Release of unfunded lending commitments	(14,909)	215	—	(14,694)
Loss on unfunded lending commitments	(96)	—	—	(96)
Reserve for unfunded lending commitments, end of period	88,830	5,491	—	94,321
Total ACL, end of period	$522,259	$3,482,012	$47,023	$4,051,294
Ending balance, individually evaluated for impairment (1)	$88,625	$1,605,101	$—	$1,693,726
Ending balance, collectively evaluated for impairment	344,804	1,871,420	47,023	2,263,247
Financing receivables:
Ending balance	$39,788,670	$46,420,276	$—	$86,208,946
Ending balance, evaluated under the FVO or lower of cost or fair value	152	1,266,263	—	1,266,415
Ending balance, individually evaluated for impairment(1)	479,710	6,177,635	—	6,657,345
Ending balance, collectively evaluated for impairment	39,308,808	38,976,378	—	78,285,186

(1)	Consists of loans in TDR status.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for loan losses for RICs acquired in the Change in Control and those originated by SC subsequent to the Change in Control:

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2019			September 30, 2019
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$118,040	$2,946,957	$3,064,997	$193,742	$2,992,576	$3,186,318
(Release of) / Provision for loan and lease losses	(17,667)	576,621	558,954	(66,227)	1,593,236	1,527,009
Charge-offs(1)	(32,967)	(1,283,124)	(1,316,091)	(119,230)	(3,757,525)	(3,876,755)
Recoveries	22,135	724,837	746,972	81,256	2,137,004	2,218,260
Charge-offs, net of recoveries	(10,832)	(558,287)	(569,119)	(37,974)	(1,620,521)	(1,658,495)
ALLL, end of period	$89,541	$2,965,291	$3,054,832	$89,541	$2,965,291	$3,054,832

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2018			September 30, 2018
(in thousands)	Purchased	Originated	Total	Purchased	Originated	Total
ALLL, beginning of period	$266,221	$2,993,354	$3,259,575	$384,167	$2,862,356	$3,246,523
(Release of) / Provision for loan and lease losses	(15,312)	614,696	599,384	(61,173)	1,604,603	1,543,430
Charge-offs	(71,969)	(1,142,162)	(1,214,131)	(253,744)	(3,152,911)	(3,406,655)
Recoveries	38,330	569,394	607,724	148,020	1,721,234	1,869,254
Charge-offs, net of recoveries	(33,639)	(572,768)	(606,407)	(105,724)	(1,431,677)	(1,537,401)
ALLL, end of period	$217,270	$3,035,282	$3,252,552	$217,270	$3,035,282	$3,252,552
(1) Includes loans transferred to held for sale.

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	September 30, 2019	December 31, 2018

Non-accrual loans:
Commercial:
CRE	$101,042	$88,500
C&I	160,835	189,827
Multifamily	3,298	13,530
Other commercial	29,814	72,841
Total commercial loans	294,989	364,698
Consumer:
Residential mortgages	185,891	216,815
Home equity loans and lines of credit	110,092	115,813
RICs and auto loans - originated	1,405,829	1,455,406
RICs - purchased	37,615	89,916
Personal unsecured loans	3,470	3,602
Other consumer	9,686	9,187
Total consumer loans	1,752,583	1,890,739
Total non-accrual loans	2,047,572	2,255,437

Other real estate owned ("OREO")	80,760	107,868
Repossessed vehicles	223,831	224,046
Foreclosed and other repossessed assets	2,325	1,844
Total OREO and other repossessed assets	306,916	333,758
Total non-performing assets	$2,354,488	$2,589,195

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

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	September 30, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$22,434	$63,920	$86,354	$8,638,808	$8,725,162	$—
C&I (1)	86,513	67,818	154,331	16,009,942	16,164,273	—
Multifamily	8,502	1,703	10,205	8,454,865	8,465,070	—
Other commercial (2)	19,414	30,376	49,790	8,159,961	8,209,751	—
Consumer:
Residential mortgages(3)	156,658	177,988	334,646	9,177,670	9,512,316	—
Home equity loans and lines of credit (4)	43,864	80,248	124,112	4,835,387	4,959,499	—
RICs and auto loans - originated	3,887,285	342,102	4,229,387	29,603,545	33,832,932	—
RICs and auto loans - purchased	117,427	8,890	126,317	236,907	363,224	—
Personal unsecured loans(5)	92,435	92,641	185,076	2,141,474	2,326,550	87,520
Other consumer	11,534	10,829	22,363	319,932	342,295	—
Total	$4,446,066	$876,515	$5,322,581	$87,578,491	$92,901,072	$87,520

(1) C&I loans includes $77.0 million of LHFS at September 30, 2019.
(2) Other commercial includes $768.2 million of LHFS at September 30, 2019.
(3) Residential mortgages includes $594.7 million of LHFS at September 30, 2019.
(4) Home equity loans and lines of credit includes $40.3 million of LHFS at September 30, 2019.
(5) Personal unsecured loans includes $1.0 billion of LHFS at September 30, 2019.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	September 30, 2019
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$74,090	$79,893	$—	$76,573
C&I	20,675	22,445	—	23,267
Multifamily	4,692	5,581	—	11,476
Other commercial	3,274	3,291	—	5,311
Consumer:
Residential mortgages	130,222	180,404	—	137,561
Home equity loans and lines of credit	43,031	45,206	—	44,550
RICs and auto loans - originated	—	—	—	1
RICs and auto loans - purchased	3,387	4,352	—	5,224
Personal unsecured loans	3	3	—	4
Other consumer	3,131	3,131	—	3,361
With an allowance recorded:
Commercial:
CRE	79,453	88,366	22,199	69,157
C&I	150,641	194,830	47,019	165,410
Other commercial	18,855	18,855	2,023	39,385
Consumer:
Residential mortgages	240,473	276,231	27,164	247,219
Home equity loans and lines of credit	63,421	74,401	4,314	61,981
RICs and auto loans - originated	3,850,726	3,851,881	971,193	4,240,670
RICs and auto loans - purchased	310,601	351,029	88,137	462,336
Personal unsecured loans	15,125	15,367	4,658	15,654
Other consumer	10,626	13,563	1,097	10,343
Total:
Commercial	$351,680	$413,261	$71,241	$390,579
Consumer	4,670,746	4,815,568	1,096,563	5,228,904
Total	$5,022,426	$5,228,829	$1,167,804	$5,619,483

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts, as well as purchase accounting adjustments.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company recognized interest income, not including the impact of purchase accounting adjustments, of $492.9 million for the nine-month period ended September 30, 2019 on approximately $4.1 billion of TDRs that were in performing status as of September 30, 2019.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

September 30, 2019	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,757,692	$14,356,417	$8,208,885	$7,877,207	$38,200,201
Special mention	503,424	716,502	234,240	263,749	1,717,915
Substandard	419,570	402,184	21,945	68,310	912,009
Doubtful	1,730	47,331	—	485	49,546
N/A (2)	42,746	641,839	—	—	684,585
Total commercial loans	$8,725,162	$16,164,273	$8,465,070	$8,209,751	$41,564,256

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

December 31, 2018	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,655,627	$14,003,134	$8,072,407	$7,466,419	$37,197,587
Special mention	628,097	772,704	204,262	67,313	1,672,376
Substandard	373,356	408,515	32,446	36,255	850,572
Doubtful	4,655	38,373	—	60,017	103,045
N/A (2)	42,746	515,432	—	—	558,178
Total commercial loans	$8,704,481	$15,738,158	$8,309,115	$7,630,004	$40,381,758

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	September 30, 2019		December 31, 2018
(dollars in thousands)	RICs and auto loans	Percent	RICs and auto loans	Percent
No FICO®(1)	$3,205,955	9.4%	$3,136,449	10.7%
<600	15,495,142	45.3%	14,884,385	50.7%
600-639	5,974,294	17.5%	5,185,412	17.7%
640-679	5,723,096	16.7%	4,758,394	16.2%
680-719	794,847	2.3%	289,270	1.0%
720-759	831,836	2.4%	283,052	1.0%
>=760	2,170,986	6.4%	798,258	2.7%
Total	$34,196,156	100.0%	$29,335,220	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
September 30, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$150,167	$4,699	$817	$—	$—	$—	$—	$155,683
<600	34	171,317	42,793	36,151	25,047	991	319	276,652
600-639	—	125,017	41,663	34,522	34,026	1,146	1,312	237,686
640-679	428	273,782	95,861	80,680	90,581	1,157	3,363	545,852
680-719	832	522,679	222,693	129,263	149,188	1,534	2,706	1,028,895
720-759	3,315	979,460	435,027	190,525	192,564	1,781	2,918	1,805,590
>=760	5,067	3,378,231	946,154	340,551	186,729	4,633	5,933	4,867,298
Grand Total	$159,843	$5,455,185	$1,785,008	$811,692	$678,135	$11,242	$16,551	$8,917,656
(1) Excludes LHFS.
(2) Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) ALLL model considers LTV for financing receivables in first lien position for the Company and combined LTV ("CLTV") for financing receivables in second lien position for the Company.

	Home Equity Loans and Lines of Credit(2)
September 30, 2019	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$161,320	$1,321	$440	$—	$—	$163,081
<600	514	216,875	46,576	7,874	4,274	276,113
600-639	385	156,619	35,032	5,109	2,632	199,777
640-679	1,699	286,979	82,090	7,583	3,643	381,994
680-719	4,710	510,948	156,561	13,597	10,333	696,149
720-759	7,099	692,508	221,333	14,447	10,347	945,734
>=760	17,373	1,755,329	431,733	32,130	19,794	2,256,359
Grand Total	$193,100	$3,620,579	$973,765	$80,740	$51,023	$4,919,207
(1) Excludes LHFS.

(2)
Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

(3)	ALLL model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Residential Mortgages(1)(3)
December 31, 2018	N/A (2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$87,808	$4,465	$—	$—	$423	$—	$—	$92,696
<600	69	225,647	54,101	35,625	26,863	2,450	4,604	349,359
600-639	35	157,281	47,712	34,124	37,901	943	1,544	279,540
640-679	—	308,780	112,811	76,512	101,057	1,934	1,767	602,861
680-719	—	560,920	266,877	148,283	175,889	3,630	3,593	1,159,192
720-759	50	1,061,969	535,840	210,046	218,177	4,263	6,704	2,037,049
>=760	213	3,518,916	1,253,733	354,629	220,695	6,477	9,102	5,363,765
Grand Total	$88,175	$5,837,978	$2,271,074	$859,219	$781,005	$19,697	$27,314	$9,884,462

(1)	Excludes LHFS.

(2)
Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

(3)	ALLL model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit(2)
December 31, 2018	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$133,436	$841	$197	$—	$5	$134,479
<600	1,130	209,536	64,202	14,948	5,988	295,804
600-639	398	166,384	48,543	7,932	2,780	226,037
640-679	919	305,642	112,937	10,311	6,887	436,696
680-719	869	527,374	215,824	17,231	13,482	774,780
720-759	1,139	732,467	292,516	20,812	14,677	1,061,611
>=760	2,280	1,844,830	614,221	46,993	27,939	2,536,263
Grand Total	$140,171	$3,787,074	$1,348,440	$118,227	$71,758	$5,465,670

(1)
Residential mortgages and home equity loans and lines of credit in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018

Performing	$4,058,093	$5,014,224
Non-performing	719,290	908,128
Total (1)	$4,777,383	$5,922,352
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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively:

	Three-Month Period Ended September 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	12	$15,388	$(5,335)	$8	$10,061
C&I	23	651	4	—	655
Consumer:				—
Residential mortgages(3)	29	3,822	14	21	3,857
Home equity loans and lines of credit	30	2,676	—	637	3,313
RICs and auto loans - originated	21,345	375,848	(86)	1,631	377,393
RICs - purchased	208	672	3	(5)	670
Personal unsecured loans	40	633	(4)	30	659
Other consumer	28	1,049	—	(6)	1,043
Total	21,715	$400,739	$(5,404)	$2,316	$397,651

	Nine-Month Period Ended September 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	37	$60,520	$(4,935)	$706	$56,291
C&I	61	1,589	4	—	1,593
Consumer:
Residential mortgages(3)	74	10,497	126	144	10,767
Home equity loans and lines of credit	107	10,684	—	1,357	12,041
RICs and auto loans - originated	57,887	997,963	(682)	3,571	1,000,852
RICs - purchased	837	3,495	6	(17)	3,484
Personal unsecured loans	161	1,938	(4)	38	1,972
Other consumer	39	1,406	—	(9)	1,397
Total	59,203	$1,088,092	$(5,485)	$5,790	$1,088,397
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
(4) Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	15	$5,069	$—	$(123)	$4,946
C&I	37	1,235	(57)	(1)	1,177
Consumer:
Residential mortgages(3)	45	8,163	—	(13)	8,150
Home equity loans and lines of credit	39	2,513	18	566	3,097
RICs and auto loans - originated	27,421	465,362	(853)	(114)	464,395
RICs - purchased	794	4,676	(17)	(1)	4,658
Personal unsecured loans	4,053	5,503	—	1,127	6,630
Other consumer	3	166	—	(17)	149
Total	32,407	$492,687	$(909)	$1,424	$493,202

	Nine-Month Period Ended September 30, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Term Extension	Other(4)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	62	$32,372	$(547)	$(1,512)	$30,313
C&I	186	7,136	(61)	(134)	6,941
Consumer:
Residential mortgages(3)	136	23,108	—	(693)	22,415
Home equity loans and lines of credit	132	7,939	18	449	8,406
RICs and auto loans - originated	101,883	1,733,592	(2,264)	(199)	1,731,129
RICs - purchased	3,596	24,628	(82)	(23)	24,523
Personal unsecured loans	9,838	14,194	—	2,894	17,088
Other consumer	6	214	—	(20)	194
Total	115,839	$1,843,183	$(2,936)	$762	$1,841,009
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)	Other modifications may include modifications such as interest rate reductions, fee waivers, or capitalization of fees.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 days past due ("DPD"). For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2019, and 2018, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2019		2018		2019		2018
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	—	$—	3	$21,061	2	$223	7	$21,654
C&I	6	5,956	31	3,029	31	6,801	129	16,563
Consumer:
Residential mortgages	23	2,804	39	5,668	102	10,432	135	18,503
Home equity loans and lines of credit	9	641	17	1,111	24	1,707	37	2,270
RICs and auto loans	5,188	83,531	9,244	154,601	18,073	298,602	30,052	501,643
Personal unsecured loans	61	565	4,205	5,765	178	1,745	6,586	9,574
Total	5,287	$93,497	13,539	$191,235	18,410	$319,510	36,946	$570,207

(1)	The recorded investment represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Leased vehicles	$21,067,104	$18,737,338
Less: accumulated depreciation	(3,851,631)	(3,518,025)
Depreciated net capitalized cost	17,215,473	15,219,313
Origination fees and other costs	80,751	66,967
Manufacturer subvention payments	(1,258,407)	(1,307,424)
Leased vehicles, net	16,037,817	13,978,856

Commercial equipment vehicles and aircraft, gross	154,409	130,274
Less: accumulated depreciation	(40,802)	(30,337)
Commercial equipment vehicles and aircraft, net (1)	113,607	99,937

Total operating lease assets, net(1)	$16,151,424	$14,078,793
(1) Includes $74.2 million and zero of operating lease assets held for sale as of September 30, 2019 and December 31, 2018, respectively.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2019 (in thousands):

2019	$733,095
2020	2,512,414
2021	1,479,345
2022	374,899
2023	27,679
Thereafter	12,990
Total	$5,140,422

Lease income for the three-month and nine-month periods ended September 30, 2019 was $735.8 million and $2.1 billion, respectively, compared to $610.3 million and $1.7 billion, respectively, for the corresponding periods in 2018.

During the three-month and nine-month periods ended September 30, 2019, the Company recognized $48.5 million and $121.0 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term compared to $49.0 million and $167.9 million for the corresponding periods in 2018, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense for the three-month and nine-month periods ended September 30, 2019 was $523.9 million and $1.5 billion, respectively, compared to $455.3 million and $1.3 billion respectively, for the corresponding periods in 2018.

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

NOTE 6. VIEs (continued)

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

(in thousands)	September 30, 2019	December 31, 2018
Assets
Restricted cash	$1,702,681	$1,582,158
Loans(2)	25,084,477	24,098,638
Operating lease assets, net	16,037,817	13,978,855
Various other assets	592,890	685,383
Total Assets	$43,417,865	$40,345,034
Liabilities
Notes payable(2)	$32,950,281	$31,949,839
Various other liabilities	179,474	122,010
Total Liabilities	$33,129,755	$32,071,849
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

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of September 30, 2019 and December 31, 2018, the Company was servicing $28.2 billion and $27.2 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

A summary of the cash flows received from the consolidated securitization Trusts for the three-month and nine-month periods ended September 30, 2019 and 2018 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2019	2018	2019	2018
Assets securitized	$5,498,705	$5,414,393	$15,340,428	$19,167,290

Net proceeds from new securitizations (1)	$4,475,722	$4,014,928	$12,232,777	$12,073,124
Net proceeds from sale of retained bonds	2,414	203,704	119,719	797,336
Cash received for servicing fees (2)	242,801	229,520	740,760	659,210
Net distributions from Trusts (2)	1,018,301	860,024	2,689,735	2,186,010
Total cash received from Trusts	$5,739,238	$5,308,176	$15,782,991	$15,715,680
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and nine-month periods ended September 30, 2019, the Company sold no RICs to VIEs in off-balance sheet securitizations compared to sales of $274.6 million for a loss of $0.7 million and $2.9 billion for a loss of $20.7 million during the three-month and nine-month periods ended September 30, 2018, respectively. Beginning in 2017, the transactions were executed under the Company's securitization platforms with Santander. Santander holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

NOTE 6. VIEs (continued)

As of September 30, 2019 and December 31, 2018, the Company was servicing $2.8 billion and $4.1 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	September 30, 2019	December 31, 2018
Santander Private Auto Issuing Note ("SPAIN") trust	$2,445,116	$3,461,793
Total serviced for related parties	2,445,116	3,461,793

Chrysler Capital securitizations	310,126	611,050
Total serviced for third parties	310,126	611,050
Total serviced for other portfolio	$2,755,242	$4,072,843

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the Trusts for the three-month and nine-month periods ended September 30, 2019 and 2018 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2019	2018	2019	2018
Receivables securitized (1)	$—	$274,609	$—	$2,905,922

Net proceeds from new securitizations	$—	$274,855	$—	$2,909,794
Cash received for servicing fees	7,859	11,896	27,467	32,590
Total cash received from Trusts	$7,859	$286,751	$27,467	$2,942,384
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units at September 30, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at September 30, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
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

There were no disposals, additions or impairments of goodwill for the three-month and nine-month periods ended September 30, 2019 or 2018. The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2019		December 31, 2018
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$357,786	$(222,214)	$387,196	$(192,804)
Chrysler relationship	53,750	(85,000)	65,000	(73,750)
Trade name	13,800	(4,200)	14,700	(3,300)
Other intangibles	5,611	(49,586)	8,297	(46,894)
Total intangibles subject to amortization	$430,947	$(361,000)	$475,193	$(316,748)

At September 30, 2019 and December 31, 2018, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $14.7 million and $44.3 million for the three-month and nine-month periods ended September 30, 2019, respectively, and $15.3 million and $45.9 million for the three-month and nine-month periods ended 2018, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2019	$58,993	$44,250	$14,743
2020	58,658	—	58,658
2021	39,903	—	39,903
2022	39,901	—	39,901
2023	28,649	—	28,649
Thereafter	249,093	—	249,093

NOTE 8. OTHER ASSETS

The following is a detail of items that comprised other assets at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Operating lease ROU assets	$663,206	$—
Deferred tax assets	508,821	625,087
Accrued interest receivable	541,019	566,602
Derivative assets at fair value	716,016	511,916
Other repossessed assets	226,156	225,890
Equity method investments	251,039	204,687
MSRs	128,469	152,121
OREO	80,760	107,868
Miscellaneous assets, receivables and prepaid expenses	1,549,569	1,259,165
Total other assets	$4,665,055	$3,653,336

NOTE 8. OTHER ASSETS (continued)

Other assets is comprised of:

•	Operating lease ROU assets

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

At September 30, 2019, operating lease ROU assets were $663.2 million and operating lease liabilities were $721.4 million. Operating lease ROU assets are included in Other Assets in the Company’s Condensed Consolidated Balance Sheets. Lease liabilities are included in Accrued expenses and payables in the Company’s Condensed Consolidated Balance Sheets.

For the three-month and nine-month periods ended September 30, 2019, operating lease expenses were $35.8 million and $110.0 million and sublease income was $1.1 million and $3.0 million, respectively, and are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2019	Total Operating leases
(in thousands)
2019	$38,427
2020	139,331
2021	130,297
2022	120,090
2023	105,041
Thereafter	272,422
Total lease liabilities	$805,608
Less: Interest	(84,167)
Present value of lease liabilities	$721,441

Operating Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)	6.9
Weighted-average discount rate	3.2%

Other Information	September 30, 2019
(in thousands)
Operating cash flows from operating leases(1)	$(98,110)
Leased assets obtained in exchange for new operating lease liabilities	$813,090
(1) Activity is included within the net change in other liabilities on the Condensed Consolidated SCF.

NOTE 8. OTHER ASSETS (continued)

•
The Company made approximately $2.9 million in payments during the nine months ending September 30, 2019 to Santander for rental of certain office space. The related ROU asset and lease liability were approximately $14.2 million on September 30, 2019.

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

•
Miscellaneous assets, receivables and prepaid expenses includes $318.2 million and $373.2 million of Income tax receivables and $315.2 million and $199.0 million of prepaid expenses at September 30, 2019 and December 31, 2018, respectively. In addition, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, derivatives trading receivables, and unapplied payments are also included in miscellaneous assets. In connection with SC's execution of the sixth amendment to the Chrysler Agreement in June 2019, SC paid a $60 million upfront fee to FCA. This fee is being amortized into Other expenses over the remaining term of the Chrysler Agreement. The 2019 increase was also due to increases in subvention receivables, investment principal receivable and due from others related to broker-dealer activities.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$10,376,161	15.7%	$8,827,704	14.4%
Non-interest-bearing demand deposits	14,550,514	22.0%	14,420,450	23.4%
Savings	5,684,208	8.6%	5,875,787	9.6%
Customer repurchase accounts	581,491	0.9%	654,843	1.1%
Money market	25,867,102	38.9%	24,263,929	39.4%
Certificates of deposit ("CDs")	9,180,492	13.9%	7,468,667	12.1%
Total deposits (1)	$66,239,968	100.0%	$61,511,380	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $9.6 billion and $8.4 billion at September 30, 2019 and December 31, 2018, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.7 billion and $2.7 billion at September 30, 2019 and December 31, 2018, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $89.4 million and $50.0 million at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, the Company had $2.0 billion and $1.9 billion of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at September 30, 2019 were $49.2 billion, compared to $45.0 billion at December 31, 2018. Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

NOTE 10. BORROWINGS (continued)

Bank

The Bank had no new securities issuances during the three-month and nine-month periods ended September 30, 2019 and the year ended December 31, 2018.

During the nine-month period ended September 30, 2019, the Bank repurchased the following borrowings and other debt obligations:

•	$27.9 million of its subordinated notes due August 2022.

•	$21.2 million of its real estate investment trust ("REIT") preferred debt.

The Bank did not repurchase any outstanding borrowings in the open market during the year ended December 31, 2018.

SHUSA

During the nine-month period ended September 30, 2019, the Company issued $2.5 billion of debt, consisting of:

•	$1.0 billion of its 3.50% senior notes due 2024,

•	$720.9 million of its senior floating rate notes due 2022.

•	$750.0 million of its 2.88% senior fixed rate notes due 2024 with BSSA, an affiliate.

During the nine-month period ended September 30, 2019, the Company repurchased the following borrowings and other debt obligations:

•	$178.7 million of its 2.70% senior notes, due May 2019.

•	$388.7 million of its senior floating rate notes, due July 2019.

•	$371.0 million of its senior floating rate notes, due September 2019.

During 2018, the Company issued $1.4 billion of debt consisting of:

•	$427.9 million of its senior floating rate notes.

•	$1.0 billion of its 4.45% senior notes due 2021.

During 2018, the Company repurchased the following borrowings and other debt obligations:

•	$244.6 million of its 3.45% senior notes.

•	$821.3 million of its 2.7% senior notes.

•	$154.6 million of its Sovereign Cap Trust IX subordinated debentures and common securities.

The Company recorded a loss on debt extinguishment related to debt repurchases and early repayments, primarily at the Bank, of $1.1 million for the nine-month period ended September 30, 2019. The Company recorded a loss on debt extinguishment related to debt repurchases and early repayments of $3.5 million for the corresponding period in 2018.

Subsequent to September 30, 2019, the Company has had the following debt activity:

•	Issued $439.1 million of floating rate senior notes due January 2023 in a private offering.

•
In October 2019, the Company exchanged $378.0 million of its 4.450% senior notes due 2021 and $570.8 million of its 3.700% senior notes due 2022 for $948.9 million of new 3.244% senior notes due October 2026.

•	In conjunction with the debt exchange in October 2019, repurchased $37.3 million of its 4.450% senior notes due 2021 and its 3.700% senior notes due 2022.

•	In addition, a subsidiary of the Company redeemed $37.7 million of its 2.00% subordinated debt in October 2019.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.70% senior notes, due May 2019	$—	—%	$178,628	2.82%
2.65% senior notes, due April 2020	999,085	2.82%	997,848	2.82%
4.45% senior notes, due December 2021	996,628	4.61%	995,540	4.61%
3.70% senior notes, due March 2022	1,440,080	3.74%	1,440,063	3.74%
3.40% senior notes, due January 2023	995,736	3.54%	994,831	3.54%
3.50% senior notes, due June 2024	995,579	3.60%	—	—%
4.50% senior notes, due July 2025	1,096,370	4.56%	1,095,966	4.56%
4.40% senior notes, due July 2027	1,049,810	4.40%	1,049,799	4.40%
2.88% senior notes, due January 2024 (4)	750,000	2.88%	—	—%
Senior notes, due July 2019 (1)	—	—%	388,717	3.22%
Senior notes, due September 2019 (1)	—	—%	370,936	3.18%
Senior notes, due January 2020 (1)	302,642	3.57%	302,619	3.22%
Senior notes, due September 2020 (2)	105,399	3.70%	108,888	3.17%
Senior notes, due June 2022(1)	427,880	3.59%	427,850	3.38%
Senior notes, due July 2022 (3)	720,851	3.45%	—	—%
Subsidiaries
2.00% subordinated debt, maturing through 2042	40,548	2.00%	40,703	2.00%
Short-term borrowing, due within one year, maturing July 2019	—	—%	44,000	2.40%
Short-term borrowing, due within one year, maturing October 2019	8,636	0.38%	15,900	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,929,244	3.75%	$8,452,288	3.76%
(1) These notes bear interest at a rate equal to the three-month London Interbank Offered Rate (“LIBOR") plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month GBP LIBOR plus 105 basis points per annum.
(3) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(4) This note is with SHUSA's parent company, Santander.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Subordinated term loan, due February 2019	$—	—%	$99,402	8.20%
FHLB advances, maturing through September 2021	6,725,000	2.48%	4,850,000	2.74%
Real estate investment trust ("REIT") preferred, callable May 2020	125,622	13.08%	145,590	13.22%
Subordinated term loan, due August 2022	—	—%	26,770	9.95%
Total Bank borrowings and other debt obligations	$6,850,622	2.67%	$5,121,762	3.18%

The Bank had outstanding irrevocable letters of credit totaling $813.9 million from the FHLB of Pittsburgh at September 30, 2019, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line, due March 2021	$547,945	$1,250,000	3.49%	$794,643	$—
Warehouse line, due November 2020	322,420	500,000	2.98%	356,093	352
Warehouse line, due July 2021	484,700	500,000	3.30%	650,051	—
Warehouse line, due August 2020(1)	1,728,843	4,400,000	3.70%	2,760,820	2,473
Warehouse line, due October 2020	1,062,977	2,050,000	3.83%	1,480,296	1,207
Warehouse line, due June 2021	290,384	500,000	3.22%	421,304	—
Warehouse line, due November 2020	481,300	1,000,000	3.27%	700,767	—
Warehouse line, due June 2021	65,900	350,000	5.61%	77,355	149
Repurchase facility, due January 2020(2)	332,388	332,388	3.80%	452,740	—
Repurchase facility, due October 2019(2)	95,901	95,901	3.04%	153,680	—
Repurchase facility, due December 2019(2)	47,824	47,824	3.30%	69,945	—
Total SC revolving credit facilities	$5,460,582	$11,026,113	3.58%	$7,917,694	$4,181

(1)	This line is held exclusively for financing of Chrysler Capital leases.

(2)
The repurchase facilities are collateralized by securitization notes payable retained by SC. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retained securities pledged. In some instances, SC places or receives cash collateral with counterparties under collateral arrangements associated with SC's repurchase agreements. The maturity date for the repurchase facility trade that expired in October 2019, was extended to January 2020.

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
(1), (2) See corresponding footnotes to the September 30, 2019 credit facilities table above.

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the SC's RICs, leased vehicles, securitization notes payable and residuals retained by the Company.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and February 2027(1)	$19,569,743	$45,743,942	1.33% - 3.42%	$25,502,549	$1,685,777
SC privately issued amortizing notes, maturing on various dates between July 2019 and September 2024	7,349,641	9,749,793	1.05% - 3.90%	10,654,448	12,725
Total SC secured structured financings	$26,919,384	$55,493,735	1.05% - 3.90%	$36,156,997	$1,698,502
(1) Securitizations executed under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations, maturing on various dates between April 2021 and April 2026	$19,225,169	$41,380,952	1.16% - 3.53%	$24,912,904	$1,541,714
SC privately issued amortizing notes, maturing on various dates between July 2019 and September 2024	7,676,351	11,305,368	0.88% - 3.17%	10,383,266	35,201
Total SC secured structured financings	$26,901,520	$52,686,320	0.88% - 3.53%	$35,296,170	$1,576,915

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by RICs or vehicle leases. As of September 30, 2019 and December 31, 2018, SC had private issuances of notes backed by vehicle leases outstanding totaling $9.0 billion and $7.8 billion, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended September 30, 2019			June 30, 2019		September 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$2,509	$1,974	$4,483
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	5,293	(1,559)	3,734
Net unrealized gains on cash flow hedge derivative financial instruments	7,802	415	8,217	$(11,676)	$8,217	$(3,459)

Change in unrealized gains on investments in debt securities AFS	47,439	(12,642)	34,797
Reclassification adjustment for (gains) included in net income/(expense) on non-OTTI securities (2)	(267)	71	(196)
Net unrealized gains on investments in debt securities AFS	47,172	(12,571)	34,601	(40,973)	34,601	(6,372)
Pension and post-retirement actuarial gain(3)	728	(186)	542	(43,870)	542	(43,328)

As of September 30, 2019	$55,702	$(12,342)	$43,360	$(96,519)	$43,360	$(53,159)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2019			December 31, 2018		September 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$26,549	$(10,361)	$16,188
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	235	(69)	166
Net unrealized gains on cash flow hedge derivative financial instruments	26,784	(10,430)	16,354	$(19,813)	$16,354	$(3,459)

Change in unrealized gains on investments in debt securities	323,169	(81,798)	241,371
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(2,646)	670	(1,976)
Net unrealized gains on investments in debt securities	320,523	(81,128)	239,395	(245,767)	239,395	(6,372)
Pension and post-retirement actuarial gain(3)	13,303	(559)	12,744	(56,072)	12,744	(43,328)
As of September 30, 2019	$360,610	$(92,117)	$268,493	$(321,652)	$268,493	$(53,159)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of AFS securities.

(3)	Included in the computation of net periodic pension costs.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended September 30, 2018			June 30, 2018		September 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$(7,485)	$4,052	$(3,433)
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(567)	178	(389)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(8,052)	4,230	(3,822)	$(28,492)	$(3,822)	$(32,314)

Change in unrealized (losses) on investment securities AFS	(69,101)	16,984	(52,117)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,350	(578)	1,772
Net unrealized (losses) on investment securities AFS	(66,751)	16,406	(50,345)	(325,575)	(50,345)	(375,920)

Pension and post-retirement actuarial gain(4)	842	(216)	626	(55,382)	626	(54,756)

As of September 30, 2018	$(73,961)	$20,420	$(53,541)	$(409,449)	$(53,541)	$(462,990)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2018			December 31, 2017		September 30, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$(32,961)	$6,542	$(26,419)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	14,765	(4,643)	10,122
Net unrealized (losses) on cash flow hedge derivative financial instruments	(18,196)	1,899	(16,297)	$(6,388)	$(16,297)
Cumulative impact of adoption of new ASUs (4)					(9,629)
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					(25,926)	(32,314)

Change in unrealized (losses) on investment securities	(251,596)	38,938	(212,658)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	1,931	(317)	1,614
Net unrealized (losses) on investment securities	(249,665)	38,621	(211,044)	(140,498)	(211,044)
Cumulative impact of adoption of new ASU(4)					(24,378)
Net unrealized (losses) on investments in debt securities					(235,422)	(375,920)
Pension and post-retirement actuarial gain(3)	7,613	(5,737)	1,876	(51,545)	1,876
Cumulative impact of adoption of new ASUs (4)					(5,087)
Pension and post-retirement actuarial gain upon adoption					(3,211)	(54,756)

As of September 30, 2018	$(260,248)	$34,783	$(225,465)	$(198,431)	$(264,559)	$(462,990)
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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2019, derivatives in this category had a fair value of $1.1 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the third quarter of 2019, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either Standard & Poor's ("S&P") or Moody's Investor Services ("Moody's").

As of September 30, 2019 and December 31, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $8.1 million and $9.5 million, respectively. The Company had $11.2 million and $11.5 million in cash and securities collateral posted to cover those positions as of September 30, 2019 and December 31, 2018, respectively.

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

The last of the hedges is scheduled to expire in March 2024. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2019, the Company expected $5.4 million of losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 12. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2019 and December 31, 2018 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,650,000	$5,886	$47,949	2.16%	1.86%	1.55
Pay variable - receive fixed interest rate swaps	6,320,000	16,666	20,067	1.43%	1.82%	2.42
Interest rate floor	4,000,000	27,205	—	0.02%	—%	1.47
Total	$13,970,000	$49,757	$68,016	1.22%	1.31%	1.92

December 31, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,176,105	$44,054	$10,503	2.67%	1.74%	2.07
Pay variable - receive fixed interest rate swaps	4,000,000	—	89,769	1.41%	2.40%	2.02
Interest rate floor	2,000,000	10,932	—	0.04%	—%	1.91
Total	$10,176,105	$54,986	$100,272	1.66%	1.66%	2.02

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2019 and December 31, 2018 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Mortgage banking derivatives:
Forward commitments to sell loans	$677,098	$329,189	$1,366	$4	$—	$4,821
Interest rate lock commitments	256,826	133,680	4,098	2,677	—	—
Mortgage servicing	535,000	455,000	26,800	1,575	3,371	8,953
Total mortgage banking risk management	1,468,924	917,869	32,264	4,256	3,371	13,774

Customer-related derivatives:
Swaps receive fixed	11,464,070	11,335,998	497,002	92,542	3,309	120,185
Swaps pay fixed	12,151,033	11,825,804	10,230	163,673	450,453	72,662
Other	3,558,347	2,162,302	4,889	11,151	13,694	14,294
Total customer-related derivatives	27,173,450	25,324,104	512,121	267,366	467,456	207,141

Other derivative activities:
Foreign exchange contracts	3,573,541	3,635,119	45,615	47,330	29,106	37,466
Interest rate swap agreements	2,119,966	2,281,379	1,232	11,553	13,851	3,264
Interest rate cap agreements	9,063,716	7,758,710	60,301	128,467	—	—
Options for interest rate cap agreements	9,063,716	7,741,765	—	—	60,301	128,377
Other	1,149,387	1,038,558	15,354	4,527	17,536	7,137
Total	$53,612,700	$48,697,504	$666,887	$463,499	$591,621	$397,159

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2019 and 2018:

(in thousands)		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity(1)	Line Item	2019	2018	2019	2018

Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$8,283	$10,255	$35,065	$20,944
Pay variable receive-fixed interest rate swap	Interest income on loans	(11,324)	(7,777)	(34,022)	(14,820)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	5,349	2,653	6,183	1,900
Interest rate lock commitments	Miscellaneous income, net	(373)	(1,232)	1,421	(953)
Mortgage servicing	Miscellaneous income, net	9,886	(3,576)	31,187	(16,238)
Customer-related derivatives	Miscellaneous income, net	10,559	1,039	(5,791)	10,942
Foreign exchange	Miscellaneous income, net	(4,518)	6,948	25,459	15,655
Interest rate swaps, caps, and options	Miscellaneous income, net	2,479	10,081	10,345	20,313
Other	Miscellaneous income, net	453	261	85	(2,122)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 12. DERIVATIVES (continued)

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $4.5 million and $16.2 million, net of tax, for the three-month and nine-month periods ended September 30, 2019, respectively, and losses of $3.4 million and $26.4 million, net of tax, for the three-month and nine-month periods ended September 30, 2018, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $3.7 million and $0.2 million, net of tax, for the three-month and nine-month periods ended September 30, 2019, respectively, and a gain of $0.4 million and a loss of $10.1 million, net of tax, for the three-month and nine-month periods ended September 30, 2018, respectively.

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Collateral Received (3)	Net Amount
September 30, 2019
Cash flow hedges	$49,757	$—	$49,757	$17,070	$32,687
Other derivative activities(1)	661,443	628	660,815	66,181	594,634
Total derivatives subject to a master netting arrangement or similar arrangement	711,200	628	710,572	83,251	627,321
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	5,444	—	5,444	2,079	3,365
Total Derivative Assets	$716,644	$628	$716,016	$85,330	$630,686

December 31, 2018
Cash flow hedges	$54,986	$—	$54,986	$22,451	$32,535
Other derivative activities(1)	460,822	6,570	454,252	117,582	336,670
Total derivatives subject to a master netting arrangement or similar arrangement	515,808	6,570	509,238	140,033	369,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,677	—	2,677	—	2,677
Total Derivative Assets	$518,485	$6,570	$511,915	$140,033	$371,882

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Collateral Pledged (3)	Net Amount
September 30, 2019
Cash flow hedges	$68,016	$—	$68,016	$58,458	$9,558
Other derivative activities(1)	591,621	10,633	580,988	539,922	41,066
Total derivatives subject to a master netting arrangement or similar arrangement	659,637	10,633	649,004	598,380	50,624
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—
Total Derivative Liabilities	$659,637	$10,633	$649,004	$598,380	$50,624

December 31, 2018
Cash flow hedges	$100,272	$—	$100,272	$5,612	$94,660
Other derivative activities(1)	392,338	13,422	378,916	316,285	62,631
Total derivatives subject to a master netting arrangement or similar arrangement	492,610	13,422	479,188	321,897	157,291
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,821	—	4,821	3,827	994
Total Derivative Liabilities	$497,431	$13,422	$484,009	$325,724	$158,285

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

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

NOTE 13. INCOME TAXES

An income tax provision of $112.9 million and $109.9 million was recorded for the three-month periods ended September 30, 2019 and 2018, respectively. An income tax provision of $384.5 million and $374.2 million was recorded for the nine-month periods ended September 30, 2019 and 2018, respectively. This resulted in an effective tax rate ("ETR") of 29.5% and 31.5% for the three-month periods ended September 30, 2019 and 2018, respectively, and 29.6% and 30.3% for the nine-month periods ended September 30, 2019 and 2018, respectively.

The decrease in the ETR for the three-month and nine-month periods ended September 30, 2019 as compared to the three-month and nine-month periods ended September 30, 2018 was primarily due to certain recoveries related to amounts on account with the Internal Revenue Service (“IRS”).

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

NOTE 13. INCOME TAXES (continued)

On September 5, 2019, the Federal District Court in Massachusetts entered a stipulated judgment resolving the Company’s litigation relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion that was previously disclosed within its Form 10-K for 2018.  That stipulated judgment resolved the Company’s tax liability for the 2003 through 2005 tax years with no material effect on net income.  The Company has agreed with the IRS to resolve the treatment of the same financing transactions for the 2006 and 2007 tax years, subject to review by the Congressional Joint Committee on Taxation and final IRS approval.  That anticipated resolution with the IRS is consistent with the September 5, 2019, stipulated judgment and would have no material effect on net income.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated OCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax liability balance of $990.8 million at September 30, 2019 (consisting of a deferred tax asset balance of $508.8 million and a deferred tax liability balance of $1.5 billion), compared to a net deferred tax liability balance of $587.5 million at December 31, 2018 (consisting of a deferred tax asset balance of $625.1 million and a deferred tax liability balance of $1.2 billion). The $403.3 million increase in net deferred liability for the nine-month period ended September 30, 2019 was primarily due to mark-to-mark adjustments and accelerated depreciation from leasing transactions.

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

NOTE 14. FAIR VALUE (continued)

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

There were no material transfers in or out of Level 1, 2, or 3 during the nine-month periods ended September 30, 2019 or 2018 for any assets or liabilities valued at fair value on a recurring basis.

NOTE 14. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2019 and December 31, 2018.

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Financial assets:
U.S. Treasury securities	$—	$5,063,546	$—	$5,063,546	$526,364	$1,278,381	$—	$1,804,745
Corporate debt	—	136,539	—	136,539	—	160,114	—	160,114
ABS	—	81,008	73,530	154,538	—	109,638	327,199	436,837
State and municipal securities	—	11	—	11	—	16	—	16
MBS	—	8,376,590	—	8,376,590	—	9,231,275	—	9,231,275
Investment in debt securities AFS(3)	—	13,657,694	73,530	13,731,224	526,364	10,779,424	327,199	11,632,987
Other investments - trading securities	—	3,433	—	3,433	4	6	—	10
RICs HFI(4)	—	—	93,393	93,393	—	—	126,312	126,312
LHFS (1)(5)	—	437,927	—	437,927	—	209,506	—	209,506
MSRs (2)	—	—	126,491	126,491	—	—	149,660	149,660
Other assets - derivatives (3)	—	712,448	4,196	716,644	—	515,781	2,704	518,485
Total financial assets (6)	$—	$14,811,502	$297,610	$15,109,112	$526,368	$11,504,717	$605,875	$12,636,960
Financial liabilities:
Other liabilities - derivatives (3)	—	655,102	4,535	659,637	—	496,593	838	497,431
Total financial liabilities	$—	$655,102	$4,535	$659,637	$—	$496,593	$838	$497,431

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company had total MSRs of $128.5 million and $152.1 million as of September 30, 2019.and December 31, 2018, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $297.6 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 2.0% of total assets measured at fair value on a recurring basis and approximately 0.2% of total consolidated assets.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired commercial LHFI	$—	$162,177	$214,293	$376,470	$5,182	$150,208	$219,258	$374,648
Foreclosed assets	—	15,045	62,293	77,338	—	16,678	81,208	97,886
Vehicle inventory	—	318,435	—	318,435	—	342,617	—	342,617
LHFS(1)	—	957,303	1,085,579	2,042,882	—	—	1,073,795	1,073,795
Auto loans impaired due to bankruptcy	—	197,729	—	197,729	—	189,114	—	189,114
MSRs	—	—	8,290	8,290	—	—	9,386	9,386

(1)	These amounts include $925.6 million and $1.1 billion of personal LHFS that were impaired as of September 30, 2019 and December 31, 2018, respectively.

NOTE 14. FAIR VALUE (continued)

Valuation Processes and Techniques

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $321.2 million and $479.4 million at September 30, 2019 and December 31, 2018, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	Statement of Operations Location	2019	2018	2019	2018
Impaired LHFI	Provision for credit losses	$(3,877)	$(45,515)	$(9,990)	$(44,936)
Foreclosed assets	Miscellaneous income, net (1)	(4,014)	(5,750)	(7,798)	(10,351)
LHFS	Provision for credit losses	—	—	—	(387)
LHFS	Miscellaneous income, net (1)	(67,021)	(86,838)	(239,059)	(236,549)
Auto loans impaired due to bankruptcy	Provision for credit losses	1,943	(5,034)	(9,721)	(93,846)
MSRs	Miscellaneous income, net (1)	(128)	(940)	(483)	(560)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 14. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended September 30, 2019					Three-Month Period Ended September 30, 2018
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$324,979	$104,193	$129,913	$1,939	$561,024	$346,856	$152,082	$158,470	$545	$657,953
Losses in other comprehensive income	(634)	—	—	—	(634)	(702)	—	—	—	(702)
Gains/(losses) in earnings	—	2,841	(8,878)	(2,395)	(8,432)	—	4,015	3,518	(1,547)	5,986
Additions/Issuances	—	—	10,353	—	10,353	—	—	3,899	—	3,899
Settlements(1)	(250,815)	(13,641)	(4,897)	117	(269,236)	(510)	(19,598)	(5,778)	1,420	(24,466)
Balances, end of period	$73,530	$93,393	$126,491	$(339)	$293,075	$345,644	$136,499	$160,109	$418	$642,670
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$2,841	$(8,878)	$(2,022)	$(8,059)	$—	$4,015	$3,518	$(315)	$7,218

	Nine-Month Period Ended September 30, 2019					Nine-Month Period Ended September 30, 2018
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$327,199	$126,312	$149,660	$1,866	$605,037	$350,252	$186,471	$145,993	$1,514	$684,230
Losses in OCI	(2,136)	—	—	—	(2,136)	(2,476)	—	—	—	(2,476)
Gains/(losses) in earnings	—	9,793	(32,815)	(2,496)	(25,518)	—	14,051	17,287	(2,712)	28,626
Additions/Issuances	—	2,079	21,456	—	23,535	—	3,276	9,496	—	12,772
Settlements(1)	(251,533)	(44,791)	(11,810)	291	(307,843)	(2,132)	(67,299)	(12,667)	1,616	(80,482)
Balances, end of period	$73,530	$93,393	$126,491	$(339)	$293,075	$345,644	$136,499	$160,109	$418	$642,670
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$9,793	$(32,815)	$(3,917)	$(26,939)	$—	$14,051	$17,287	$(1,759)	$29,579

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.4 million and $10.7 million, respectively, at September 30, 2019.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.1 million and $7.9 million, respectively, at September 30, 2019.

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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at September 30, 2019 and December 31, 2018, respectively:

(dollars in thousands)	Fair Value at September 30, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$51,090	DCF	Discount Rate (1)	1.44% - 1.44% (1.44%)
Sale-leaseback securities	22,440	Consensus Pricing (2)	Offered quotes (3)	106.07%
RICs HFI	93,393	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (13.00%)
			Recovery Rate (6)	25.00% - 43.00% (41.32%)
Personal LHFS (10)	925,611	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	126,491	DCF	CPR (7)	7.79% - 100.00% (12.77%)
			Discount Rate (8)	9.64%

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

(10)	Excludes non-significant Level 3 LHFS portfolios.

(dollars in thousands)	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$303,224	DCF	Discount Rate (1)	2.68% - 2.73% (2.69%)
Sale-leaseback securities	23,975	Consensus Pricing (2)	Offered Quotes (3)	110.28%
RICs HFI	126,312	DCF	CPR (4)	6.66%
			Discount Rate (5)	9.50% - 14.50% (12.55%)
			Recovery Rate (6)	25.00% - 43.00% (41.6%)
Personal LHFS (10)	1,068,757	Lower of Market or Income Approach	Market Participant View	70.00% - 80.00%
			Discount Rate	15.00% - 25.00%
			Default Rate	30.00% - 40.00%
			Net Principal & Interest Payment Rate	70.00% - 85.00%
			Loss Severity Rate	90.00% - 95.00%
MSRs (9)	149,660	DCF	CPR (7)	7.06% - 100.00% (9.22%)
			Discount Rate (8)	9.71%
(1), (2), (3), (4), (5), (6), (7), (8), (9), (10) - See corresponding footnotes to the September 30, 2019 Level 3 significant inputs table above.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2019					December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,736,777	$7,736,777	$7,736,777	$—	$—	$7,790,593	$7,790,593	$7,790,593	$—	$—
Investment in debt securities AFS	13,731,224	13,731,224	—	13,657,694	73,530	11,632,987	11,632,987	526,364	10,779,424	327,199
Investment in debt securities HTM	3,604,424	3,641,591	—	3,641,591	—	2,750,680	2,676,049	—	2,676,049	—
Other investments - trading securities	3,433	3,433	—	3,433	—	10	10	4	6	—
LHFI, net	86,684,403	88,243,416	—	162,177	88,081,239	83,148,738	83,415,697	5,182	150,208	83,260,307
LHFS	2,480,809	2,491,872	—	1,400,991	1,090,881	1,283,278	1,283,301	—	209,506	1,073,795
Restricted cash	3,665,680	3,665,680	3,665,680	—	—	2,931,711	2,931,711	2,931,711	—	—
MSRs(1)	128,469	134,781	—	—	134,781	152,121	159,046	—	—	159,046
Derivatives	716,644	716,644	—	712,448	4,196	518,485	518,485	—	515,781	2,704

Financial liabilities:
Deposits	66,239,968	66,247,647	57,050,967	9,196,680	—	61,511,380	61,456,268	54,039,848	7,416,420	—
Borrowings and other debt obligations	49,159,832	49,850,409	—	36,767,521	13,082,888	44,953,784	45,083,518	—	31,494,126	13,589,392
Derivatives	659,637	659,637	—	655,102	4,535	497,431	497,431	—	496,593	838

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.

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

NOTE 14. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$437,927	$427,597	$10,330	$209,506	$204,061	$5,445
RICs HFI	93,393	105,763	(12,370)	126,312	142,882	(16,570)
Nonaccrual loans	3,023	4,871	(1,848)	7,630	10,427	(2,797)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At September 30, 2019 and December 31, 2018, the balance of these loans serviced for others accounted for at fair value was $15.2 billion and $14.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2019	2018	2019	2018
Non-interest income:
Consumer and commercial fees	$133,049	$144,505	$412,566	$420,843
Lease income	735,783	610,324	2,116,503	1,720,526
Miscellaneous income, net
Mortgage banking income, net	15,343	7,154	38,067	26,432
BOLI	15,338	14,759	45,769	44,142
Capital market revenue	48,326	31,810	146,290	129,506
Net gain on sale of operating leases	48,490	48,965	120,980	167,906
Asset and wealth management fees	45,020	41,299	132,224	128,557
Loss on sale of non-mortgage loans	(87,399)	(86,745)	(238,771)	(205,526)
Other miscellaneous income, net	44,915	11,673	83,290	11,981
Net gains/(losses) on sale of investment securities	2,267	(1,688)	2,646	(1,931)
Total Non-interest income	$1,001,132	$822,056	$2,859,564	$2,442,436

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Disaggregation of Revenue from Contracts with Customers

Beginning January 1, 2018, the Company adopted the new accounting standard, "Revenue from Contracts with Customers", which requires the Company to disclose a disaggregation of revenue from contracts with customers that falls within the scope of this new accounting standard. The scope of this guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. Therefore, the Company has evaluated the revenue streams within our Non-interest income line items to determine whether they are in-scope or out-of-scope. The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2019	2018	2019	2018
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$63,016	$59,704	$179,298	$175,482
Commission and trailer fees(2)	39,971	27,626	119,607	89,058
Interchange income, net(2)	16,891	15,780	49,854	45,423
Underwriting service fees(2)	27,043	11,282	77,835	60,626
Asset and wealth management fees(2)	35,169	41,190	109,166	121,544
Other revenue from contracts with customers(2)	9,924	8,807	30,303	26,493
Total in-scope of revenue from contracts with customers	192,014	164,389	566,063	518,626
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	59,432	74,558	200,972	218,733
Lease income	735,783	610,324	2,116,503	1,720,526
Miscellaneous income/(loss)(3)	11,636	(25,527)	(26,620)	(13,518)
Net gains/(losses) on sale of investment securities	2,267	(1,688)	2,646	(1,931)
Total out-of-scope of revenue from contracts with customers	809,118	657,667	2,293,501	1,923,810
Total non-interest income	$1,001,132	$822,056	$2,859,564	$2,442,436
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

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2019	2018	2019(1)	2018
Other expenses:
Amortization of intangibles	$14,742	$15,288	$44,250	$45,864
Deposit insurance premiums and other expenses	11,104	15,861	53,348	47,425
Loss on debt extinguishment	6	57	1,133	3,470
Other administrative expenses	145,870	119,385	404,399	359,132
Other miscellaneous expenses	18,407	8,813	33,236	11,761
Total Other expenses	$190,129	$159,404	$536,366	$467,652
(1) The nine-month period ended September 30, 2019 includes $25.3 million of FDIC insurance premiums that relates to periods from the first quarter of 2015 through the fourth quarter of 2018. The Company has concluded that the out-of-period correction is immaterial to all impacted periods.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$30,902,239	$30,269,311
Letters of credit	1,401,114	1,488,714
Commitments to sell loans	786,326	875
Unsecured revolving lines of credit	25,408	28,145
Recourse exposure on sold loans	52,973	49,733
Total commitments	$33,168,060	$31,836,778

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Included within the reported balances for Commitments to extend credit at September 30, 2019 and December 31, 2018 are $5.8 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2019 was 10.2 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2019 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2019. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of September 30, 2019 and December 31, 2018, the liability related to these letters of credit was $6.2 million and $4.6 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at September 30, 2019 and December 31, 2018 was the liability related to lines of credit outstanding of $86.7 million and $88.7 million, respectively.

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

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year. Commitments to sell loans at September 30, 2019 include the commercial equipment finance leases and loans that will be sold to an unrelated third party as disclosed in Note 4.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2019 and December 31, 2018, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2019	December 31, 2018
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$22,560	$7,001
Agreement with Bank of America	Servicer performance fee	4,068	6,353
Agreement with Citizens Bank of Philadelphia (CBP")	Loss-sharing payments	1,866	3,708
Other contingencies	Consumer arrangements	2,138	2,138

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

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $2.1 million at September 30, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of September 30, 2019 and December 31, 2018, the total unused credit available to customers was $2.9 billion and $3.1 billion, respectively. In 2019, SC purchased $0.8 billion of receivables out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, SC purchased $1.2 billion of receivables out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $137.8 million of receivables related to newly-opened customer accounts during the nine-month period ended September 30, 2019.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2019 and December 31, 2018, SC was obligated to purchase $10.1 million and $15.4 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2019 and December 31, 2018 not subject to a market price check was $39.8 million and $64.0 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the Company accrued aggregate legal and regulatory liabilities of $297.1 million and $215.2 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to approximately $185 million as of September 30, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's initial public offering (the "IPO"), including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification.

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

•
In August 2017 and July 2019, SC received CIDs from the CFPB. The stated purpose of the CIDs are to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the applicable deadlines and has otherwise cooperated with the CFPB with respect to this matter.

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

Servicemembers’ Civil Relief Act (“SCRA”) Consent Order

In February 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected service members consisting of $10,000 per service member plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per service member for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provides for monitoring by the DOJ of SC’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including Financial Industry Regulatory Authority (“FINRA”) arbitration actions and class action claims.

NOTE 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Puerto Rico FINRA Arbitration

As of September 30, 2019, SSLLC had received 741 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"), generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 469 arbitration cases pending as of September 30, 2019. The Company believes it's reasonably possible it could experience an increase in claims in future periods.

Puerto Rico Putative Class Action: SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180.0 million of Puerto Rico bonds and $101.0 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. In May 2019, the defendants filed a motion to dismiss the amended complaint.

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720.0 million. The defendants removed the case to federal court, and plaintiffs have sought to return the case to state court.

Mexican Government Bonds Consolidated Purported Antitrust Class Action: A consolidated purported antitrust class action is pending in the United States District Court, Southern District of New York, captioned In re Mexican Government Bonds Antitrust Litigation, No. 1:18-cv-02830-JPO (the “MGB Lawsuit”). The MGB Lawsuit is against the Company, SIS, Santander, Banco Santander (Mexico), S.A. Institucion de Banca Multiple, Grupo Financiero Santander and Santander Investment Bolsa, Sociedad de Valores, S.A. on behalf of a class of persons who entered into Mexican government bond (“MGB”) transactions between January 1, 2006 and April 19, 2017, where such persons were either domiciled in the United States or, if domiciled outside the United States, transacted in the United States. The complaint alleges, among other things, that the Santander defendants and the other defendants violated U.S. antitrust laws by conspiring to rig auctions and/or fix prices of MGBs. On September 30, 2019, the court granted the defendants motions to dismiss the consolidated complaint.

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

Contributions from Santander that impact common stock and paid-in capital within the Condensed Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	Nine-Month Period Ended September 30,
(in thousands)	2019	2018
Cash contribution	$88,927	$5,741
Adjustment to book value of assets purchased on January 1	—	277
Deferred tax asset on purchased assets	—	3,156
Contribution from shareholder	$88,927	$9,174

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

During the nine-month period ended September 30, 2019, the Company received $88.9 million of capital contributions from Santander.

On March 29, 2017, SC entered into a Master Securities Purchase Agreement ("MSPA") with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the Santander Private Auto Issuing Note trust securitization platform, for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement. For the three-month and nine-month periods ended September 30, 2018, SC sold $0.3 billion and $2.9 billion of loans, respectively, at fair value under this MSPA. Total losses of $4.2 million and $24.3 million were recognized for the three-month and nine-month periods ended September 30, 2018, respectively. Servicing fee income of $4.7 million and $20.9 million was recognized in the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2019, respectively, and $10.0 million and $25.8 million for the three-month and nine-month periods ended September 30, 2018, respectively. SC had $17.9 million and $16.0 million of collections due to Santander as of September 30, 2019 and December 31, 2018, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. During the three-month and nine-month period ended September 30, 2019, SC facilitated the purchase of $2.1 billion and $5 billion, respectively, of RICs. During the three-month and nine-month periods ended September 30, 2018, SC facilitated the purchase of $685 million and $738 million, respectively, of RICs. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$381,759	$59,738	$104,076	$36,577	$8,586	$1,002,661	$10,189	$15,524	$1,619,110
Non-interest income	120,264	17,631	3,428	53,341	102,489	734,149	1,162	(31,332)	1,001,132
Provision for/(release of) credit losses	37,915	4,985	6,425	(3,878)	(7,874)	566,849	(787)	—	603,635
Total expenses	414,836	59,242	32,718	66,092	203,816	855,267	9,934	(8,661)	1,633,244
Income/(loss) before income taxes	49,272	13,142	68,361	27,704	(84,867)	314,694	2,204	(7,147)	383,363
Intersegment revenue/(expense)(1)	600	1,683	1,605	(3,888)	—	—	—	—	—

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,120,907	$170,525	$311,790	$114,646	$80,489	$2,978,709	$27,315	$39,337	$4,843,718
Non-interest income	281,464	50,641	9,860	159,970	309,123	2,123,441	5,476	(80,411)	2,859,564
Provision for/(release of) credit losses	115,130	20,570	9,824	(6,624)	520	1,548,404	(3,346)	—	1,684,478
Total expenses	1,208,908	173,426	95,385	198,653	610,116	2,421,754	30,324	(20,521)	4,718,045
Income/(loss) before income taxes	78,333	27,170	216,441	82,587	(221,024)	1,131,992	5,813	(20,553)	1,300,759
Intersegment revenue/(expense)(1)	1,576	3,986	5,396	(10,958)	—	—	—	—	—
Total assets	23,447,787	7,948,200	18,772,209	9,605,098	40,133,105	47,279,015	—	—	147,185,414

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$329,693	$57,059	$104,203	$33,594	$58,876	$998,211	$7,357	$9,768	$1,598,761
Non-interest income	76,552	15,482	2,611	38,293	88,676	613,882	2,428	(15,868)	822,056
Provision for/(release of) credit losses	23,690	(26,114)	1,002	3,160	18,273	597,914	3,089	—	621,014
Total expenses	390,657	52,585	27,079	57,068	196,087	717,356	11,882	(2,327)	1,450,387
Income/(loss) before income taxes	(8,102)	46,070	78,733	11,659	(66,808)	296,823	(5,186)	(3,773)	349,416
Intersegment revenue/(expense)(1)	604	927	1,117	(2,556)	(92)	—	—	—	—

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$949,253	$170,728	$307,422	$97,273	$188,213	$2,975,396	$24,945	$27,963	$4,741,193
Non-interest income	230,204	65,584	3,318	153,568	308,032	1,713,311	7,983	(39,564)	2,442,436
Provision for/(release of) credit losses	80,363	(56,525)	8,671	4,868	33,231	1,514,799	23,290	—	1,608,697
Total expenses	1,171,752	167,613	87,874	173,156	588,343	2,125,272	35,293	(7,806)	4,341,497
Income/(loss) before income taxes	(72,658)	125,224	214,195	72,817	(125,329)	1,048,636	(25,655)	(3,795)	1,233,435
Intersegment revenue/(expense)(1)	1,802	3,306	2,831	(8,364)	425	—	—	—	—
Total assets	19,832,176	6,784,264	18,519,416	8,072,478	35,612,786	42,806,955	—	—	131,628,075

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent holding company of Santander Bank, National Association, (the "Bank" or "SBNA"), a national banking association, and owns approximately 71.6% (as of September 30, 2019) of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SC"), a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander"). SHUSA is also the parent company of Santander BanCorp (together with its subsidiaries, “Santander BanCorp”), a holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, Banco Santander Puerto Rico ("BSPR"); Santander Securities LLC (“SSLLC”), a broker-dealer headquartered in Boston; Banco Santander International (“BSI”), a financial services company located in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; Santander Investment Securities Inc. (“SIS”), a registered broker-dealer located in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, Santander Asset Management, LLC, are registered investment advisers with the Securities and Exchange Commission (the “SEC”).

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

The Company's average penetration rate for the third quarter of 2019 was 36%, an increase from 31% for the same period in 2018. Chrysler Capital continues to be a focal point of the Company's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the Chrysler Agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has dedicated financing facilities in place for its Chrysler Capital business. During the nine-month period ended September 30, 2019, SC originated more than $9.5 billion in Chrysler Capital loans, which represented 56% of the unpaid principal balance ("UPB") of its total RIC originations, with an approximately even share between prime and non-prime, as well $6.7 billion in Chrysler Capital leases. Since its May 2013 launch, Chrysler Capital has originated more than $62.7 billion in retail loans (excluding the SBNA RIC origination program) and $40.1 billion in leases. As of September 30, 2019, SC's carrying value of its auto RIC portfolio consisted of $9.9 billion of Chrysler Capital loans, which represents 38% of SC's carrying value of its auto RIC portfolio.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has several relationships through which it has provided other consumer finance products.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the third quarter of 2019, unemployment remained low and year-to-date market results were positive, recovering from a volatile fourth quarter of 2018.

The unemployment rate at September 30, 2019 was down to 3.5% compared to 3.7% at June 30, 2019, and was lower compared to 4.0% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in professional and business services, healthcare, transportation, and warehousing.

The Bureau of Economic Analysis (the "BEA") advance estimate indicates that real gross domestic product grew at an annualized rate of 1.9% for the third quarter of 2019, compared to 2.1% for the second quarter of 2019. Growth continued to be driven by increases in personal consumption expenditures and state and local government spending. These positive contributions were offset by decreases to private inventory investment, and non-residential investments, as well as increased imports.

Market year-to-date returns for the following indices based on closing prices at September 30, 2019 were:

September 30, 2019
Dow Jones Industrial Average	15.4%
Standard & Poor's ("S&P") 500	18.7%
NASDAQ Composite	20.6%

At its September 2019 meeting, the Federal Open Market Committee decided to lower the federal funds rate target to 1.75%, a decision that reflects continued strength in the labor markets, but mixed results in household spending, business investments, and exports. Overall inflation remains below the targeted rate of 2.0%.

The ten-year Treasury bond rate at September 30, 2019 was 1.68%, down from 2.69% at December 31, 2018. Within the industry, changes within this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

Current mortgage origination and refinancing information is not yet available. Based on the most current information released based on June 2019 statistics, mortgage originations increased 10.84%year-over-year, which included an increased 6.29% in mortgage originations for home purchases from the same period in 2018 and an increased 23.73% in mortgage originations from refinancing activity from the same period in 2018. These rates are representative of U.S. national average mortgage origination activity.

The ratio of nonperforming loans ("NPLs") to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively low since that time. NPLs for U.S. commercial banks were approximately 0.89% of loans using the latest available data, which was as of the second quarter of 2019, compared to 0.95% for the prior quarter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody's Investors Service, Inc. (“Moody’s”), S&P and Fitch credit ratings for the Bank, BSPR, SHUSA, Santander, and the Kingdom of Spain, as of September 30, 2019:

	BANK			BSPR(1)			SHUSA
	Moody's	S&P	Fitch	Moody's	S&P	Fitch (2)	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A2	A	A-	Baa1	A	A-
Short-Term	P-1	A-1	F-2	P-2	A-1	F-1
Outlook	Stable	Stable	Stable	Stable	Stable	Stable
(1)    P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.

Moody's announced completion of its periodic reviews and affirmed its ratings over SHUSA, SBNA and BSPR in March 2019. In addition, Spain in August 2019 and Santander in July 2019. Fitch affirmed its ratings and outlook for Spain in June 2019 and BSPR in October 2019. In addition, SBNA, SHUSA and Santander in July 2019.

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. Future changes in the credit ratings of its parent, Santander, or the Kingdom of Spain, however, could impact SHUSA's or its subsidiaries' credit ratings, and any other change in the condition of Santander could affect SHUSA.

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

On March 9, 2019, the FOB included the 78 municipalities of Puerto Rico as “covered entities” under PROMESA with the objective of guaranteeing their long-term fiscal feasibility. Subsequently, on April 10, 2019, the Puerto Rico Fiscal Agency and Financial Advisory Authority, on behalf of the Puerto Rico Infrastructure Financing Authority and the Puerto Rico Port Authority, entered into a restructuring support agreement for holders of certain Puerto Rico bonds. Finally, on September 19, 2019, the FOB filed the Government of Puerto Rico Plan of Adjustment, which includes: (i) restructuring $35 billion of liabilities and $50 billion of unfunded pension liabilities, (ii) debt service reduction from a maximum of $4.2 billion per year to $1.5 billion per year and (iii) Government Obligation haircuts of 36% for unchallenged and between 55%-65% for challenged debt. Debt from the Puerto Rico Electric Power Authority and the Highway Transportation Authority are not included in this Plan of Adjustment.

Recent trends in key economic indicators show that the island’s economy is moving back to pre-Hurricane Maria levels. The most recent economic activity index revealed a contraction of 0.6% year-over-year. Labor market conditions continue improving at a slower pace. The unemployment rate reached 7.6% for the third quarter of 2019, the lowest level in more than four decades, and 6,700 new nonfarm jobs were created during the 12-month period ending September 30, 2019. Demand for housing has moderated in recent months as the sale of housing units (new and existing) rose only 2.7% annually to 7,419 units during 2019. Meanwhile, the

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

number of housing units in foreclosure increased from its lowest level of 11,655 units in foreclosure in December 2018 to 14,196 units in foreclosure in the second quarter of 2019. On the fiscal front, net revenues to the General Fund totaled $1,046 million in July 2019, $305 million more in revenue collections than in July 2018 and $159 million above what Puerto Rico’s Treasury Department initially projected. The central government’s liquidity remains stable with the Treasury’s Department bank cash position of $7,956 million for the third quarter ending. The cash build is largely due to strong General Fund collections, primarily corporate income taxes.

Although BSPR has a diversified loan portfolio, it continues with efforts to de-risk the portfolio, with credit risk indicators improving significantly year-over-year and surpassing budgeted targets. The lending strategy with respect to the public sector has been to enter into commitments with short-term maturities, payment priorities, and/or strong guarantees, as well as with adequate profitability. Such commitments to the public sector amounted to approximately $247 million ($52 million to agencies and public corporations and $195 million to municipalities) and $265 million ($57 million to agencies and public corporations and $208 million to municipalities) as of September 30, 2019 and December 31, 2018, respectively, which represented approximately 15% and 16% of BSPR's commercial loan portfolio as of September 30, 2019 and December 31, 2018, respectively. A substantial portion of BSPR’s credit exposure to Puerto Rico instrumentalities is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment, fixed-income investments or real estate. For agencies and public corporations, guarantees are mainly mortgages, securities and standby letter of credits from low-risk multinational entities. In the case of municipalities, the main sources of income are from the Municipal Revenue Collection Center for property taxes and from the Secretary of the Treasury for sales and use taxes. In most cases, these are “general obligations” of a municipality, to which the municipality has pledged its good faith, credit and unlimited taxing power, or “special obligations” of a municipality, to which the applicable municipality has pledged other revenues. As of September 30, 2019 and December 31, 2018, $33 million, or 13%, and $25 million, or 9%, respectively, of commercial loans granted to the public sector mature in one year or less.

During the second quarter of 2019, BSPR formalized a new agreement with the Department of Treasury of Puerto Rico to capture and service new deposits account amounting to $1 billion. United States Treasury securities of $1 billion were acquired and pledged to cover collateral requirements based on the new public sector agreement. The public funds segment in BSPR's deposits portfolio amounted to $1.7 billion (34.4% of total deposits) and $804 million (20.2% of total deposits) as of September 30, 2019 and December 31, 2018, respectively.

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

Economic Growth Act

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act") was signed into law. The Economic Growth Act scales back certain requirements of the DFA. In October 2019, the Federal Reserve finalized a rulemaking implementing the changes required by the Economic Growth Act. The rulemaking provides a tailored approach to the EPS mandated by Section 165 of the DFA. Under the new tailored approach, banks are placed into different categories based on asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank assets, and off-balance sheet exposure. The tailoring rule applies to both Santander and the Company. Both Santander and the Company were placed into Category four of the tailoring rule. The new tailored standards are discussed further below.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2019, the Bank met the criteria to be classified as “well-capitalized.”

On April 10, 2018, the Federal Reserve issued a notice of proposed rulemaking ("NPR") seeking comment on a proposal to simplify capital rules for large banks.  If finalized as proposed, the NPR would replace the capital conservation buffer. The capital conservation buffer would be replaced with a new stress capital buffer ("SCB"). The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The proposal would result in new regulatory capital minimums which are equal to 4.5% CET1 plus the SCB, any globally systemically important bank ("GSIB") surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. These new minimums would be firm-specific and would trigger restrictions on capital distributions and discretionary bonuses in the event a firm falls below their new minimums. Firms would still submit a capital plan annually. Supervisory expectations for capital planning processes would not change under the proposal. The Company does not expect this NPR to have a material impact on its current or future planned capital actions.

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

In October 2019, the Federal Reserve finalized rules that tailor the stress testing and capital actions a company is required to perform based on the company’s asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank assets, and off-balance sheet exposure. Under the tailoring rules, the Company is required to submit a capital plan to the Federal Reserve on an annual basis. The Company is also subject to supervisory stress testing on a two-year cycle. The Company continues to evaluate planned capital actions in its annual capital plan and on an ongoing basis.

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

In October 2019, the Federal Reserve finalized rules that tailor the liquidity requirements based on a company’s asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank assets, and off-balance sheet exposure. In light of the fact that the Company is under $250 billion in assets and has less than $50 billion in short-term wholesale funding, the Company is no longer required to disclose the US LCR.

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

In October 2019, the joint agencies responsible for administering the Volcker Rule finalized revisions to Volcker Rule. The final rule tailors the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of a trading account, clarify certain key provisions in the Volcker Rule, and simplify the information companies are required to provide the banking agencies. The Company is still evaluating the impact of this final rule.

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

Market Risk Rule

The market risk rule requires certain national banks to measure and hold risk-based regulatory capital for the market risk of their covered positions. The bank must measure and hold capital for its market risk using its internal risk based models. The market risk rule outlines quantitative requirements for the bank's internal risk based models, as well as qualitative requirements for the bank's management of market risk. Banks subject to the market risk rule must also measure and hold market risk regulatory capital for the specific risk associated with certain debt and equity positions.

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. At September 30, 2019, SBNA reported aggregate trading exposure in excess of the market risk threshold, and will begin to hold the market risk component within risk-weighted assets of the risk-based capital ratios in the subsequent quarter.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Regulatory Matters

On February 25, 2015, SC entered into a consent order with the Department of Justice (the "DOJ"), approved by the United States District Court for the Northern District of Texas, which resolves the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers’ Civil Relief Act (the “SCRA”). The consent order required SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected service members, consisting of $10,000 per service member plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per service member for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account-holder. The consent order requires SC to undertake additional remedial measures. The consent order also subjects SC to monitoring by the DOJ for compliance with the SCRA for a period of five years.

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

As of September 30, 2019, SSLLC had received 741 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico closed-end funds ("CEFs"), generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 469 arbitration cases pending as of September 30, 2019. The Company believes that it is reasonably possible it could experience an increase in claims in future periods.

On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720 million. The defendants removed the case to federal court, and plaintiffs have sought to return the case to state court.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this quarterly report:

•
Santander UK plc (“Santander UK”) holds accounts for two customers, with the first customer holding one savings account and one current account and the second customer holding one savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the Specially Designated Global Terrorist ("SDGT") sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2019 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the nine months ended September 30, 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the nine months ended September 30, 2019.

•
The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2019 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		Year To Date Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,619,110	$1,598,761	$4,843,718	$4,741,193	$20,349	1.3%	$102,525	2.2%
Provision for credit losses	(603,635)	(621,014)	(1,684,478)	(1,608,697)	(17,379)	(2.8)%	75,781	4.7%
Total non-interest income	1,001,132	822,056	2,859,564	2,442,436	179,076	21.8%	417,128	17.1%
General, administrative and other expenses	(1,633,244)	(1,450,387)	(4,718,045)	(4,341,497)	182,857	12.6%	376,548	8.7%
Income before income taxes	383,363	349,416	1,300,759	1,233,435	33,947	9.7%	67,324	5.5%
Income tax provision	112,927	109,949	384,467	374,162	2,978	2.7%	10,305	2.8%
Net income	$270,436	$239,467	$916,292	$859,273	$30,969	12.9%	$57,019	6.6%
Net income attributable to non-controlling interest	66,831	72,491	250,086	251,770	(5,660)	(7.8)%	(1,684)	(0.7)%
Net income attributable to SHUSA	$203,605	$166,976	$666,206	$607,503	$36,629	21.9%	$58,703	9.7%

The Company reported pre-tax income of $383.4 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2019, respectively, compared to pre-tax income of $349.4 million and $1.2 billion for the corresponding periods in 2018. Factors contributing to this change were as follows:

•
Net interest income increased $20.3 million and $102.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to an increase in interest income on loans as a result of higher average loan balances, offset by a smaller increase on deposits and customer accounts as a result of higher interest rates overall, and an increase in interest expense on borrowings due to additional borrowing and higher borrowing rates. For further discussion on these changes, refer to the net interest income section of this MD&A.

•
The provision for credit losses decreased $17.4 million and increased $75.8 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. For further discussion on these changes, refer to the Provision for credit losses section of this MD&A.

•
Total non-interest income increased $179.1 million and $417.1 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to lease income associated with the continued growth of the Company's lease portfolio. For additional details, refer to the Non-Interest income section of this MD&A.

•
Total general, administrative, and other expenses increased $182.9 million and $376.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to an increase in lease expenses resulting from continued growth of the Company's leased vehicle portfolio, and an increase in operational risk expenses. For additional details, refer to the General, Administrative, and Other expenses section of this MD&A.

•
The Income tax provision remained relatively stable for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. For additional details, refer to the Income Tax Provision section of this MD&A.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018
	2019 (1)			2018 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$22,225,245	$134,440	2.42%	$20,580,970	$128,410	2.50%	$6,030	$10,059	$(4,029)
LOANS(3):
Commercial loans	33,673,664	355,272	4.22%	31,916,978	340,155	4.26%	15,117	18,227	(3,110)
Multifamily	8,415,539	87,766	4.17%	8,254,628	82,062	3.98%	5,704	1,654	4,050
Total commercial loans	42,089,203	443,038	4.21%	40,171,606	422,217	4.20%	20,821	19,881	940
Consumer loans:
Residential mortgages	9,847,104	100,531	4.08%	9,892,635	100,120	4.05%	411	(674)	1,085
Home equity loans and lines of credit	5,018,365	64,442	5.14%	5,547,033	66,877	4.82%	(2,435)	(8,026)	5,591
Total consumer loans secured by real estate	14,865,469	164,973	4.44%	15,439,668	166,997	4.33%	(2,024)	(8,700)	6,676
RICs and auto loans	33,516,284	1,271,550	15.18%	27,926,945	1,160,881	16.63%	110,669	196,105	(85,436)
Personal unsecured	2,390,750	164,692	27.55%	2,278,887	155,309	27.26%	9,383	7,712	1,671
Other consumer(4)	357,361	6,414	7.18%	501,079	9,124	7.28%	(2,710)	(2,586)	(124)
Total consumer	51,129,864	1,607,629	12.58%	46,146,579	1,492,311	12.94%	115,318	192,531	(77,213)
Total loans	93,219,067	2,050,667	8.80%	86,318,185	1,914,528	8.87%	136,139	212,412	(76,273)
Intercompany investments	—	—	—%	4,640	48	4.14%	(48)	(48)	—
TOTAL EARNING ASSETS	115,444,312	2,185,107	7.57%	106,903,795	2,042,986	7.64%	142,121	222,423	(80,302)
Allowance for loan losses (5)	(3,772,807)			(3,966,390)
Other assets(6)	32,392,411			28,530,507
TOTAL ASSETS	$144,063,916			$131,467,912
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,223,790	$23,901	0.85%	$8,938,955	$10,280	0.46%	$13,621	$3,155	$10,466
Savings	5,767,649	3,477	0.24%	5,930,458	3,354	0.23%	123	(211)	334
Money market	24,778,267	83,340	1.35%	25,381,290	67,135	1.06%	16,205	(1,541)	17,746
Certificates of deposit (“CDs”)	8,291,661	42,235	2.04%	6,048,927	22,496	1.49%	19,739	9,891	9,848
TOTAL INTEREST-BEARING DEPOSITS	50,061,367	152,953	1.22%	46,299,630	103,265	0.89%	49,688	11,294	38,394
BORROWED FUNDS:
Federal Home Loan Bank (“FHLB”) advances, federal funds, and repurchase agreements	6,129,891	39,970	2.61%	2,201,087	14,294	2.60%	25,676	25,620	56
Other borrowings	42,279,698	373,074	3.53%	37,956,828	326,618	3.44%	46,456	37,778	8,678
TOTAL BORROWED FUNDS (7)	48,409,589	413,044	3.41%	40,157,915	340,912	3.40%	72,132	63,398	8,734
TOTAL INTEREST-BEARING FUNDING LIABILITIES	98,470,956	565,997	2.30%	86,457,545	444,177	2.06%	121,820	74,692	47,128
Noninterest bearing demand deposits	14,482,711			15,074,354
Other liabilities(8)	6,192,978			5,874,509
TOTAL LIABILITIES	119,146,645			107,406,408
STOCKHOLDER’S EQUITY	24,917,271			24,061,504
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$144,063,916			$131,467,912

NET INTEREST SPREAD (9)			5.27%			5.58%
NET INTEREST MARGIN (10)			5.61%			5.98%
NET INTEREST INCOME (11)		$1,619,110			$1,598,761

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018
	2019 (1)			2018 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$21,485,208	$417,085	2.59%	$21,730,872	$389,493	2.39%	$27,592	$(4,310)	$31,902
LOANS(3):
Commercial loans	33,356,133	1,089,897	4.36%	30,982,669	969,301	4.17%	120,596	75,614	44,982
Multifamily	8,380,211	259,649	4.13%	8,189,160	243,681	3.97%	15,968	5,854	10,114
Total commercial loans	41,736,344	1,349,546	4.31%	39,171,829	1,212,982	4.13%	136,564	81,468	55,096
Consumer loans:
Residential mortgages	10,121,409	309,529	4.08%	9,592,576	289,684	4.03%	19,845	16,199	3,646
Home equity loans and lines of credit	5,179,086	200,682	5.17%	5,656,230	193,650	4.56%	7,032	(12,004)	19,036
Total consumer loans secured by real estate	15,300,495	510,211	4.45%	15,248,806	483,334	4.23%	26,877	4,195	22,682
RICs and auto loans	31,755,513	3,701,535	15.54%	27,156,783	3,392,641	16.66%	308,894	512,270	(203,376)
Personal unsecured	2,483,911	502,887	26.99%	2,304,562	466,630	27.00%	36,257	36,431	(174)
Other consumer(4)	390,032	20,974	7.17%	547,280	29,392	7.16%	(8,418)	(8,459)	41
Total consumer	49,929,951	4,735,607	12.65%	45,257,431	4,371,997	12.88%	363,610	544,437	(180,827)
Total loans	91,666,295	6,085,153	8.85%	84,429,260	5,584,979	8.82%	500,174	625,905	(125,731)
Intercompany investments	—	—	—%	4,640	139	3.99%	(139)	(139)	—
TOTAL EARNING ASSETS	113,151,503	6,502,238	7.66%	106,164,772	5,974,611	7.50%	527,627	621,456	(93,829)
Allowance for loan losses(5)	(3,832,455)			(3,974,517)
Other assets(6)	31,153,498			28,074,761
TOTAL ASSETS	$140,472,546			$130,265,016
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,607,947	$63,570	0.80%	$9,046,955	$25,484	0.38%	$38,086	$5,142	$32,944
Savings	5,839,750	10,145	0.23%	5,892,981	8,910	0.20%	1,235	(79)	1,314
Money market	24,397,708	235,925	1.29%	25,383,520	177,019	0.93%	58,906	(6,568)	65,474
CDs	8,129,517	118,746	1.95%	5,739,306	59,607	1.38%	59,139	29,694	29,445
TOTAL INTEREST-BEARING DEPOSITS	48,974,922	428,386	1.17%	46,062,762	271,020	0.78%	157,366	28,189	129,177
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	5,166,044	106,160	2.74%	1,636,630	30,768	2.51%	75,392	72,316	3,076
Other borrowings	41,377,822	1,123,974	3.62%	37,722,450	931,491	3.29%	192,483	94,586	97,897
TOTAL BORROWED FUNDS (7)	46,543,866	1,230,134	3.52%	39,359,080	962,259	3.26%	267,875	166,902	100,973
TOTAL INTEREST-BEARING FUNDING LIABILITIES	95,518,788	1,658,520	2.32%	85,421,842	1,233,279	1.93%	425,241	195,091	230,150
Noninterest bearing demand deposits	14,460,711			15,239,725
Other liabilities(8)	5,945,936			5,516,131
TOTAL LIABILITIES	115,925,435			106,177,698
STOCKHOLDER’S EQUITY	24,547,111			24,087,318
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$140,472,546			$130,265,016

NET INTEREST SPREAD (9)			5.34%			5.57%
NET INTEREST MARGIN (10)			5.71%			5.95%
NET INTEREST INCOME (11)		$4,843,718			$4,741,193

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$46,944	$32,202	$138,861	$98,655	$14,742	45.8%	$40,206	40.8%
Investments available-for-sale ("AFS")	64,777	75,136	210,344	225,673	(10,359)	(13.8)%	(15,329)	(6.8)%
Investments held-to-maturity ("HTM")	16,319	16,931	49,429	51,176	(612)	(3.6)%	(1,747)	(3.4)%
Other investments	6,400	4,141	18,451	13,989	2,259	54.6%	4,462	31.9%
Total interest income on investment securities and interest-earning deposits	134,440	128,410	417,085	389,493	6,030	4.7%	27,592	7.1%
Interest on loans	2,050,667	1,914,528	6,085,153	5,584,979	136,139	7.1%	500,174	9.0%
Total interest income	2,185,107	2,042,938	6,502,238	5,974,472	142,169	7.0%	527,766	8.8%
INTEREST EXPENSE:
Deposits and customer accounts	152,953	103,265	428,386	271,020	49,688	48.1%	157,366	58.1%
Borrowings and other debt obligations	413,044	340,912	1,230,134	962,259	72,132	21.2%	267,875	27.8%
Total interest expense	565,997	444,177	1,658,520	1,233,279	121,820	27.4%	425,241	34.5%
NET INTEREST INCOME	$1,619,110	$1,598,761	$4,843,718	$4,741,193	$20,349	1.3%	$102,525	2.2%

Net interest income increased $20.3 million and $102.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $6.0 million and $27.6 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The average balances of investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2019 were $22.2 billion and $21.5 billion with an average yield of 2.42% and 2.59%, respectively, compared to an average balance of $20.6 billion and $21.7 billion with average yields of 2.50% and 2.39% for the corresponding periods in 2018. The increase in interest income on investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2019 was primarily due to an increase in the average yield on interest-earning deposits resulting from 2018 increases to the federal funds rate.

Interest Income on Loans

Interest income on loans increased $136.1 million and $500.2 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to the growth of total loans. The average balance of total loans increased $6.9 billion and $7.2 billion for three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. This overall increase in loans was primarily driven by the continued growth of the commercial portfolio, auto loans and RICs.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $49.7 million and $157.4 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to overall higher interest rates and increased deposits. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base. The average balances of total interest-bearing deposits were $50.1 billion and $49.0 billion with an average cost of 1.22% and 1.17% for the three-month and nine-month periods ended September 30, 2019, respectively, compared to average balances of $46.3 billion and $46.1 billion with average costs of 0.89% and 0.78% for the corresponding periods in 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $72.1 million and $267.9 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The increase in interest expense on borrowed funds was due to higher interest rates being paid and increased balances during the three-month and nine-month periods ended September 30, 2019. The average balances of total borrowings were $48.4 billion and $46.5 billion with an average cost of 3.41% and 3.52% for the three-month and nine-month periods ended September 30, 2019, respectively, compared to an average balance of $40.2 billion and $39.4 billion with an average cost of 3.40% and 3.26% for the corresponding periods in 2018. The average balance of borrowed funds increased for the three-month and nine-month periods ended September 30, 2019 compared to the three-month and nine-month periods ended September 30, 2018, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2019 was $603.6 million and $1.7 billion, respectively, compared to $621.0 million and $1.6 billion for the three-month and nine-month periods ended September 30, 2018. The increase for the nine-month period ended September 30, 2019 was primarily due to the increase in the RIC and auto loan portfolio and higher net charge-offs in 2019.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		Quarter-to-date ("QTD") Change		Year-to-Date ("YTD") Change
(in thousands)	2019	2018	2019	2018	Dollar	Percentage	Dollar	Percentage
Allowance for loan and lease losses ("ALLL"), beginning of period	$3,783,833	$3,988,876	$3,897,130	$3,994,887	$(205,043)	(5.1)%	$(97,757)	(2.4)%
Charge-offs:
Commercial	(57,276)	(21,353)	(117,591)	(70,978)	(35,923)	168.2%	(46,613)	65.7%
Consumer	(1,367,404)	(1,258,144)	(4,020,570)	(3,524,081)	(109,260)	8.7%	(496,489)	14.1%
Unallocated	—	—	(275)	—	—	—%	(275)	100.0%
Total charge-offs	(1,424,680)	(1,279,497)	(4,138,436)	(3,595,059)	(145,183)	11.3%	(543,377)	15.1%
Recoveries:
Commercial	18,393	17,325	39,056	41,953	1,068	6.2%	(2,897)	(6.9)%
Consumer	760,423	616,699	2,253,282	1,891,801	143,724	23.3%	361,481	19.1%
Total recoveries	778,816	634,024	2,292,338	1,933,754	144,792	22.8%	358,584	18.5%
Charge-offs, net of recoveries	(645,864)	(645,473)	(1,846,098)	(1,661,305)	(391)	0.1%	(184,793)	11.1%
Provision for loan and lease losses (1)	597,891	613,570	1,684,828	1,623,391	(15,679)	(2.6)%	61,437	3.8%
Consumer	—	—	—	—	—	100.0%	—	100.0%
ALLL, end of period	$3,735,860	$3,956,973	$3,735,860	$3,956,973	$(221,113)	(5.6)%	$(221,113)	(5.6)%
Reserve for unfunded lending commitments, beginning of period	$89,406	$86,973	$95,500	$109,111	$2,433	2.8%	$(13,611)	(12.5)%
Release of reserves for unfunded lending commitments (1)	5,744	7,444	(350)	(14,694)	(1,700)	(22.8)%	14,344	(97.6)%
Loss on unfunded lending commitments	—	(96)	—	(96)	96	(100.0)%	96	(100.0)%
Reserve for unfunded lending commitments, end of period	95,150	94,321	95,150	94,321	829	0.9%	829	0.9%
Total allowance for credit losses ("ACL"), end of period	$3,831,010	$4,051,294	$3,831,010	$4,051,294	$(220,284)	(5.4)%	$(220,284)	(5.4)%

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs increased $0.4 million for the three-month period ended September 30, 2019 and $184.8 million for the nine-month period ended September 30, 2019 compared to the corresponding periods in 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer charge-offs increased $109.3 million and $496.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the three-month and nine-month periods ended September 30, 2018. The three-month increase was primarily comprised of a $121.9 million increase in RIC and consumer auto loan charge-offs and a $16.4 million increase in indirect purchased loan charge-offs. The nine-month increase was primarily comprised of a $470.1 million increase in RIC and consumer auto loan charge-offs, and a $34.4 million increase in indirect purchased loan charge-offs.

Consumer recoveries increased $143.7 million and $361.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the three-month and nine-month periods ended September 30, 2018. The three-month increase was primarily comprised of a $139.2 million increase in RIC and consumer auto loan recoveries, and a $5.9 million increase in indirect purchased loan recoveries. The nine-month increase was primarily comprised of a $349.0 million increase in RIC and consumer auto loan recoveries, and a $11.8 million increase in indirect purchased recoveries, offset by a $1.0 million decrease in home mortgage loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 1.2% and 3.5% for the three-month and nine-month periods ended September 30, 2019, respectively, compared to 1.4% and 3.6% in the three-month and nine-month periods ended September 30, 2018.

Commercial charge-offs increased $35.9 million and $46.6 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the three-month and nine-month periods ended September 30, 2018. The three-month increase was primarily comprised of a $38.2 million increase in Corporate Banking charge-offs. The nine-month increase was primarily comprised of a $50.3 million increase in Corporate Banking charge-offs, offset by a $3.0 million decrease in commercial fleet charge-offs.

Commercial recoveries increased $1.1 million and decreased $2.9 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the three-month and nine-month periods ended September 30, 2018.

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$92,734	$106,628	$295,857	$306,373	$(13,894)	(13.0)%	$(10,516)	(3.4)%
Commercial fees	40,315	37,877	116,709	114,470	2,438	6.4%	2,239	2.0%
Lease income	735,783	610,324	2,116,503	1,720,526	125,459	20.6%	395,977	23.0%
Miscellaneous income, net	130,033	68,915	327,849	302,998	61,118	88.7%	24,851	8.2%
Net gains/(losses) recognized in earnings	2,267	(1,688)	2,646	(1,931)	3,955	234.3%	4,577	237.0%
Total non-interest income	$1,001,132	$822,056	$2,859,564	$2,442,436	$179,076	21.8%	$417,128	17.1%

Total non-interest income increased $417.1 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. This increase was primarily due to an increase in lease income.

Consumer fees

Consumer fees decreased $13.9 million and $10.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease was primarily related to a decrease in consumer loan fees.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees remained relatively stable for the nine-month period ended September 30, 2019 compared to the corresponding period in 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lease income

Lease income increased $396.0 million for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $15.1 billion for the nine-month period ended September 30, 2019, compared to $11.9 billion at September 30, 2018.

Miscellaneous income/(loss)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$15,343	$7,154	$38,067	$26,432	$8,189	114.5%	$11,635	44.0%
BOLI	15,338	14,759	45,769	44,142	579	3.9%	1,627	3.7%
Capital market revenue	48,326	31,810	146,290	129,506	16,516	51.9%	16,784	13.0%
Net gain on sale of operating leases	48,490	48,965	120,980	167,906	(475)	(1.0)%	(46,926)	(27.9)%
Asset and wealth management fees	45,020	41,299	132,224	128,557	3,721	9.0%	3,667	2.9%
Loss on sale of non-mortgage loans	(87,399)	(86,745)	(238,771)	(205,526)	(654)	(0.8)%	(33,245)	(16.2)%
Other miscellaneous income, net	44,915	11,673	83,290	11,981	33,242	284.8%	71,309	595.2%
Total miscellaneous income/(loss)	$130,033	$68,915	$327,849	$302,998	$61,118	88.7%	$24,851	8.2%

Miscellaneous income increased $61.1 million and $24.9 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The amount in the three-month period ended September 30, 2019 increased primarily due to an increase in Other miscellaneous income and an increase in capital markets revenue compared to the corresponding period in 2018. The increase in Other miscellaneous income primarily includes a one-time gain on sale of loans and deposits during the three month period ended September 30, 2019. The nine-month period ended September 30, 2019 increased primarily due to an increase in Other miscellaneous income, partially offset by a decrease in net gain on sale of operating leases and an increase in loss on sale of non-mortgage loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar	Percentage
Compensation and benefits	$485,920	$436,202	$1,432,730	$1,332,708	$49,718	11.4%	$100,022	7.5%
Occupancy and equipment expenses	156,603	169,595	441,643	492,106	(12,992)	(7.7)%	(50,463)	(10.3)%
Technology, outside services, and marketing expense	178,053	146,652	482,183	454,944	31,401	21.4%	27,239	6.0%
Loan expense	98,639	83,190	308,139	277,683	15,449	18.6%	30,456	11.0%
Lease expense	523,900	455,344	1,516,984	1,316,404	68,556	15.1%	200,580	15.2%
Other expenses	190,129	159,404	536,366	467,652	30,725	19.3%	68,714	14.7%
Total general, administrative and other expenses	$1,633,244	$1,450,387	$4,718,045	$4,341,497	$182,857	12.6%	$376,548	8.7%

Total general, administrative and other expenses increased $182.9 million and $376.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The most significant factors contributing to these increases were as follows:

•
Compensation and benefits increased $49.7 million and $100.0 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to higher salary and severance expense.

•
Occupancy and equipment expenses decreased $13.0 million and $50.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018, as a result of branch closures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Loan expense increased $15.4 million and $30.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to higher loan origination expenses.

•
Lease expense increased $68.6 million and $200.6 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

•
Other expenses increased $30.7 million and $68.7 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily attributable to an increase in operational risk expense and legal expenses. FDIC insurance premiums for the nine-month period ended September 30, 2019 includes $25.3 million of FDIC insurance premiums that relate to periods from the first quarter 2015 through the fourth quarter of 2018 which was partially offset due to the FDIC surcharges that ended in 2018 as disclosed in Note 15.

INCOME TAX PROVISION

An income tax provision of $112.9 million and $109.9 million was recorded for the three-month periods ended September 30, 2019 and 2018, respectively. An income tax provision of $384.5 million and $374.2 million was recorded for the nine-month periods ended September 30, 2019 and 2018, respectively. This resulted in an effective tax rate ("ETR") of 29.5% and 31.5% for the three-month periods ended September 30, 2019 and 2018, respectively, and 29.6% and 30.3% for the nine-month periods ended September 30, 2019 and 2018, respectively.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2019 consisted of Consumer and Business Banking, Commercial & Industrial ("C&I") Banking, Commercial Real Estate and Vehicle Finance ("CRE & VF"), CIB and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2019, see Note 18 to the Condensed Consolidated Financial Statements.

Results Summary

Consumer and Business Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$381,759	$329,693	$1,120,907	$949,253	$52,066	15.8%	$171,654	18.1%
Total non-interest income	120,264	76,552	281,464	230,204	43,712	57.1%	51,260	22.3%
Provision for credit losses	37,915	23,690	115,130	80,363	14,225	60.0%	34,767	43.3%
Total expenses	414,836	390,657	1,208,908	1,171,752	24,179	6.2%	37,156	3.2%
Income/(loss) before income taxes	49,272	(8,102)	78,333	(72,658)	57,374	708.1%	150,991	207.8%
Intersegment revenue	600	604	1,576	1,802	(4)	(0.7)%	(226)	(12.5)%
Total assets	23,447,787	19,832,176	23,447,787	19,832,176	3,615,611	18.2%	3,615,611	18.2%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer and Business Banking reported income before income taxes of $49.3 million and $78.3 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to losses before income taxes of $8.1 million and $72.7 million for the three-month and nine-month periods ended September 30, 2018, respectively. Factors contributing to this change were:

•
Net interest income increased $52.1 million and $171.7 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily driven by deposit product margin due to interest rate increases combined increase auto loan volumes.

•
Non-interest income increased by $43.7 million and $51.3 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were the result of gains on the sale of 14 branches during the third quarter.

•
The provision for credit losses increased $14.2 million and $34.8 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were due to reserve builds for the large growth of the auto portfolio in 2019.

•	Total assets increased $3.6 billion for the quarter ended September 30, 2019 compared to the corresponding period in 2018. This increase was primarily driven by an increase in auto loans.

C&I Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$59,738	$57,059	$170,525	$170,728	$2,679	4.7%	$(203)	(0.1)%
Total non-interest income	17,631	15,482	50,641	65,584	2,149	13.9%	(14,943)	(22.8)%
(Release of) /provision for credit losses	4,985	(26,114)	20,570	(56,525)	31,099	119.1%	77,095	136.4%
Total expenses	59,242	52,585	173,426	167,613	6,657	12.7%	5,813	3.5%
Income before income taxes	13,142	46,070	27,170	125,224	(32,928)	(71.5)%	(98,054)	(78.3)%
Intersegment revenue	1,683	927	3,986	3,306	756	81.6%	680	20.6%
Total assets	7,948,200	6,784,264	7,948,200	6,784,264	1,163,936	17.2%	1,163,936	17.2%

C&I reported income before income taxes of $13.1 million and $27.2 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to income before income taxes of $46.1 million and $125.2 million for the three-month and nine-month periods ended September 30, 2018. Contributing to these changes were:

•
The provision for credit losses increased $31.1 million and $77.1 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. These increases were primarily due to release of reserves in 2018 related to the strategic exits of middle market, asset-based lending, and legacy oil and gas portfolios. 2019 represents a more normalized provision for C and I banking.

CRE & VF

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$104,076	$104,203	$311,790	$307,422	$(127)	(0.1)%	$4,368	1.4%
Total non-interest income	3,428	2,611	9,860	3,318	817	31.3%	6,542	197.2%
(Release of) /provision for credit losses	6,425	1,002	9,824	8,671	5,423	541.2%	1,153	13.3%
Total expenses	32,718	27,079	95,385	87,874	5,639	20.8%	7,511	8.5%
Income before income taxes	68,361	78,733	216,441	214,195	(10,372)	(13.2)%	2,246	1.0%
Intersegment revenue	1,605	1,117	5,396	2,831	488	43.7%	2,565	90.6%
Total assets	18,772,209	18,519,416	18,772,209	18,519,416	252,793	1.4%	252,793	1.4%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE and VF reported income before income taxes of $68.4 million and $216.4 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to income before income taxes of $78.7 million and $214.2 million for the three-month and nine-month periods ended September 30, 2018. The results of this reportable segment were relatively consistent period-over-period.

CIB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$36,577	$33,594	$114,646	$97,273	$2,983	8.9%	$17,373	17.9%
Total non-interest income	53,341	38,293	159,970	153,568	15,048	39.3%	6,402	4.2%
(Release of)/Provision for credit losses	(3,878)	3,160	(6,624)	4,868	(7,038)	(222.7)%	(11,492)	(236.1)%
Total expenses	66,092	57,068	198,653	173,156	9,024	15.8%	25,497	14.7%
Income before income taxes	27,704	11,659	82,587	72,817	16,045	137.6%	9,770	13.4%
Intersegment expense	(3,888)	(2,556)	(10,958)	(8,364)	(1,332)	(52.1)%	(2,594)	(31.0)%
Total assets	9,605,098	8,072,478	9,605,098	8,072,478	1,532,620	19.0%	1,532,620	19.0%

CIB reported income before income taxes of $27.7 million and $82.6 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to income before income taxes of $11.7 million and $72.8 million for the three-month and nine-month periods ended September 30, 2018.

•	Total expenses increased $25.5 million for the Nine-Month Period Ended September 30, 2019, compared to the corresponding period in 2018, due to higher compensation related to higher head count.

•
Total assets increased $1.5 billion for the quarter ended September 30, 2019 compared to the third quarter of 2018, primarily driven by an increase in loan balances in the global transaction banking portfolio as a result of generating business with new customers.

Other

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$8,586	$58,876	$80,489	$188,213	$(50,290)	(85.4)%	$(107,724)	(57.2)%
Total non-interest income	102,489	88,676	309,123	308,032	13,813	15.6%	1,091	0.4%
(Release of)/Provision for credit losses	(7,874)	18,273	520	33,231	(26,147)	(143.1)%	(32,711)	(98.4)%
Total expenses	203,816	196,087	610,116	588,343	7,729	3.9%	21,773	3.7%
Loss before income taxes	(84,867)	(66,808)	(221,024)	(125,329)	(18,059)	(27.0)%	(95,695)	(76.4)%
Intersegment (expense)/revenue	—	(92)	—	425	92	(100.0)%	(425)	(100.0)%
Total assets	40,133,105	35,612,786	40,133,105	35,612,786	4,520,319	12.7%	4,520,319	12.7%

The Other category reported losses before income taxes of $84.9 million and $221.0 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to losses before income taxes of $66.8 million and $125.3 million for the three-month and nine-month periods ended September 30, 2018. Factors contributing to these changes were:

•
Net interest income decreased $50.3 million and $107.7 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018, due to higher interest rates.

•
The provision for credit losses decreased $26.1 million and $32.7 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018, due to the release of reserves related to the sale of loan portfolios at BSPR, and loan portfolios that were in run off.

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

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2019	2018	2019	2018	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,002,661	$998,211	$2,978,709	$2,975,396	$4,450	0.4%	$3,313	0.1%
Total non-interest income	734,149	613,882	2,123,441	1,713,311	120,267	19.6%	410,130	23.9%
Provision for credit losses	566,849	597,914	1,548,404	1,514,799	(31,065)	(5.2)%	33,605	2.2%
Total expenses	855,267	717,356	2,421,754	2,125,272	137,911	19.2%	296,482	14.0%
Income before income taxes	314,694	296,823	1,131,992	1,048,636	17,871	6.0%	83,356	7.9%
Intersegment revenue	—	—	—	—	—	0.0%	—	0.0%
Total assets	47,279,015	42,806,955	47,279,015	42,806,955	4,472,060	10.4%	4,472,060	10.4%

SC reported income before income taxes of $314.7 million and $1.1 billion for the three-month and nine-month periods ended September 30, 2019, respectively, compared to income before income taxes of $296.8 million and $1.0 billion, respectively, for the three-month and nine-month periods ended September 30, 2018. Contributing to these changes were:

•
Total non-interest income increased $120.3 million and $410.1 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018, due to increasing operating lease income from the continued growth in the operating lease vehicle portfolio since SC launched Chrysler Capital in 2013.

•
Total expenses increased $137.9 million and $296.5 million for the three-month and nine-month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018, due to increasing lease expense from the continued growth in the operating lease vehicle portfolio resulting from the Chrysler Agreement.

•
Total assets increased $4.5 billion for the quarter ended September 30, 2019 compared to the corresponding period in 2018, due to continued growth in RICs and operating lease receivables. This growth was being driven by increased originations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loans held for investment ("LHFI") portfolio consisted of the following at the dates indicated:

	September 30, 2019		December 31, 2018		September 30, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,725,162	9.6%	$8,704,481	10.0%	$9,061,535	10.7%
C&I	16,087,269	17.8%	15,738,158	18.1%	15,118,892	17.8%
Multifamily	8,465,070	9.4%	8,309,115	9.5%	8,201,875	9.6%
Other commercial	7,441,572	8.2%	7,630,004	8.8%	7,406,216	8.7%
Total commercial loans (1)	40,719,073	45.0%	40,381,758	46.4%	39,788,518	46.8%

Consumer loans secured by real estate:
Residential mortgages	8,917,656	9.9%	9,884,462	11.4%	9,737,222	11.3%
Home equity loans and lines of credit	4,919,207	5.4%	5,465,670	6.3%	5,572,127	6.6%
Total consumer loans secured by real estate	13,836,863	15.3%	15,350,132	17.7%	15,309,349	17.9%

Consumer loans not secured by real estate:
RICs and auto loans - originated	33,832,932	37.4%	28,532,085	32.8%	27,191,166	32.0%
RICs and auto loans - purchased	363,224	0.4%	803,135	0.9%	1,004,397	1.2%
Total RICs and auto loans	34,196,156	37.8%	29,335,220	33.7%	28,195,563	33.2%

Personal unsecured loans	1,325,875	1.5%	1,531,708	1.8%	1,288,309	1.5%
Other consumer	342,296	0.4%	447,050	0.4%	480,174	0.6%

Total consumer loans	49,701,190	55.0%	46,664,110	53.6%	45,273,395	53.2%
Total LHFI	$90,420,263	100.0%	$87,045,868	100.0%	$85,061,913	100.0%

Total LHFI with:
Fixed	$59,122,407	65.4%	$56,696,491	65.1%	$54,974,229	64.6%
Variable	31,297,856	34.6%	30,349,377	34.9%	30,087,684	35.4%
Total LHFI	$90,420,263	100.0%	$87,045,868	100.0%	$85,061,913	100.0%
(1) As of September 30, 2019, the Company had $412.0 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $337.3 million, or 0.8%, from December 31, 2018 to September 30, 2019. This increase was comprised of an increase in C&I loans of $349.1 million, an increase in multifamily loans of $156.0 million, and an increase in CRE loans of $20.7 million, partially offset by a decrease in other commercial loans of $188.4 million.

Commercial loans increased approximately $930.6 million, or 2.3%, from September 30, 2018 to September 30, 2019. This increase was comprised of an increase in C&I loans of $968.4 million, an increase in multifamily loans of $263.2 million and an increase in other commercial loans of $35.4 million, partially offset by a decrease in CRE loans of $336.4 million.

	At September 30, 2019, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,842,159	$5,264,949	$1,618,054	$8,725,162
C&I and other commercial	11,334,904	11,058,085	1,981,035	24,374,024
Multifamily loans	639,501	5,661,658	2,163,911	8,465,070
Total	$13,816,564	$21,984,692	$5,763,000	$41,564,256
Loans with:
Fixed rates	$4,234,711	$9,010,387	$3,128,117	$16,373,215
Variable rates	9,581,853	12,974,305	2,634,883	25,191,041
Total	$13,816,564	$21,984,692	$5,763,000	$41,564,256
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.5 billion, or 9.9%, from December 31, 2018 to September 30, 2019. This decrease was comprised of a decrease in the residential mortgage portfolio of $966.8 million, primarily due to a transfer to held for sale and the sale of residential mortgage loans to the Federal National Mortgage Association (“FNMA”) in 2019, and a decrease in the home equity loans and lines of credit portfolio of $546.5 million.

Consumer loans secured by real estate decreased $1.5 billion, or 9.6%, from September 30, 2018 to September 30, 2019. This decrease was comprised of a decrease in the residential mortgage portfolio of $819.6 million, partially due to the sale of mortgage loans to FNMA, and a decrease in the home equity loans and lines of credit portfolio of $652.9 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $4.9 billion, or 16.6%, from December 31, 2018 to September 30, 2019. The increase in the RIC and auto loan portfolio was primarily due to an increase of $5.3 billion in originations, net of securitizations, which was partially offset by a $439.9 million decrease in the RIC and auto loan portfolio-purchased. This decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs held for investment ("HFI") are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Condensed Consolidated Financial Statements.

RICs increased $6.0 billion, or 21.3%, from September 30, 2018 to September 30, 2019. The increase in the RIC and auto loan portfolio was primarily due to a $6.6 billion increase in new originations, which was partially offset by a decrease in the RICs and auto loan portfolio-purchased of $641.2 million. The decrease in the RIC and auto loan portfolio-purchased was due to run-off of the portfolio from normal paydown and chargeoff activity.

As of September 30, 2019, 72.2% (excluding purchase accounting) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a Fair Isaac Corporation ("FICO") score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate downpayments. While underwriting guidelines were designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decrease consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At September 30, 2019, a typical RIC was originated with an average annual percentage rate of 16.5% and was purchased from the dealer at a discount of 0.4%. All of the Company's RICs and auto loans are fixed-rate loans.

The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2018 to September 30, 2019 by $310.6 million, and personal unsecured and other consumer loans decreased from September 30, 2018 to September 30, 2019 by $100.3 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held for sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of September 30, 2019, SC's personal unsecured portfolio was held for sale and thus does not have a related allowance.

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

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to C&I customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by guarantees. CRE loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified LTV ratios and often by a guarantee.

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

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2019	December 31, 2018	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$101,042	$88,500	$12,542	14.2%
C&I loans	160,835	189,827	(28,992)	(15.3)%
Multifamily	3,298	13,530	(10,232)	(75.6)%
Other commercial	29,814	72,841	(43,027)	(59.1)%
Total commercial loans	294,989	364,698	(69,709)	(19.1)%

Consumer loans secured by real estate:
Residential mortgages	185,891	216,815	(30,924)	(14.3)%
Home equity loans and lines of credit	110,092	115,813	(5,721)	(4.9)%
Consumer loans not secured by real estate:
RICs and auto loans - originated	1,405,829	1,455,406	(49,577)	(3.4)%
RICs - purchased	37,615	89,916	(52,301)	(58.2)%
Total RICs and auto loans	1,443,444	1,545,322	(101,878)	(6.6)%

Personal unsecured loans	3,470	3,602	(132)	(3.7)%
Other consumer	9,686	9,187	499	5.4%
Total consumer loans	1,752,583	1,890,739	(138,156)	(7.3)%
Total non-accrual loans	2,047,572	2,255,437	(207,865)	(9.2)%

Other real estate owned	80,760	107,868	(27,108)	(25.1)%
Repossessed vehicles	223,831	224,046	(215)	(0.1)%
Other repossessed assets	2,325	1,844	481	26.1%
Total other real estate owned ("OREO") and other repossessed assets	306,916	333,758	(26,842)	(8.0)%
Total non-performing assets	$2,354,488	$2,589,195	$(234,707)	(9.1)%

Past due 90 days or more as to interest or principal and accruing interest	$87,520	$98,979	$(11,459)	(11.6)%
Annualized net loan charge-offs to average loans (1)	2.6%	2.9%	n/a	n/a
Non-performing assets as a percentage of total assets	1.6%	1.9%	n/a	n/a
NPLs as a percentage of total loans	2.2%	2.6%	n/a	n/a
ALLL as a percentage of total NPLs	182.5%	172.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $136.9 million and $98.8 million at September 30, 2019 and December 31, 2018, respectively. This increase was primarily due to loans to one large borrower within the C&I portfolio.

Potential problem consumer loans amounted to $4.3 billion and $4.7 billion at September 30, 2019 and December 31, 2018, respectively. This decrease is attributable in large part due to decreased delinquency in RICs. Management has included these loans in its evaluation of its ACL and reserved for them during the respective periods.

Non-performing assets decreased to $2.4 billion, or 1.6% of total assets, at September 30, 2019, compared to $2.6 billion, or 1.9% of total assets, at December 31, 2018, primarily attributable to a decrease in NPLs in consumer RICs.

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

Commercial

Commercial NPLs decreased $69.7 million from December 31, 2018 to September 30, 2019. Commercial NPLs accounted for 0.7% and 0.9% of commercial LHFI at September 30, 2019 and December 31, 2018, respectively. The decrease in commercial NPLs was comprised of a $29.0 million decrease in C&I NPLs, a $10.2 million decrease in the Multifamily portfolio, and a $43.0 million decrease in the Other commercial portfolio, offset by a $12.5 million increase in the CRE portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of the loans should also be placed on a cost recovery basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on a cost recovery basis, the Company returns to accrual status when a sustained period of repayment performance has been achieved. NPLs in the RIC and auto loan portfolio decreased by $101.9 million from December 31, 2018 to September 30, 2019. At September 30, 2019, non-performing RICs and auto loans accounted for 4.2% of total RICs and auto LHFI, compared to 5.3% of total RICs and auto loans at December 31, 2018.

NPLs in the personal unsecured and other consumer loan portfolio increased by $0.4 million from December 31, 2018 to September 30, 2019. At September 30, 2019 and December 31, 2018, non-performing personal unsecured and other consumer loans accounted for 0.8% and 0.7% of total unsecured and other consumer loans, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$185,891	$110,092	$216,815	$115,813
Total LHFI	8,917,656	4,919,207	9,884,462	5,465,670
NPLs as a percentage of total LHFI	2.1%	2.2%	2.2%	2.1%
NPLs in foreclosure status	42.3%	60.6%	43.3%	56.7%

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

At September 30, 2019 and December 31, 2018, the Company's delinquencies consisted of the following:

	September 30, 2019					December 31, 2018
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$458,758	$4,355,704	$207,439	$300,680	$5,322,581	$495,854	$4,760,361	$226,181	$232,264	$5,714,660
Total loans(1)	$14,471,815	$34,196,156	$2,668,845	$41,564,256	$92,901,072	$15,564,653	$29,335,220	$3,047,515	$40,381,758	$88,329,146
Delinquencies as a % of loans	3.2%	12.7%	7.8%	0.7%	5.7%	3.2%	16.2%	7.4%	0.6%	6.5%

(1)	Includes LHFS.

Overall, total delinquencies decreased by $392.1 million, or 6.9%, from December 31, 2018 to September 30, 2019, primarily driven by RICs and auto loans, which decreased $404.7 million. RIC delinquencies may vary from period to period based upon the average age or seasoning of the portfolio, seasonality within the calendar year, and economic factors. Historically, RIC and auto loan delinquencies have been highest in the period from November through January due to consumers’ holiday spending.

TDRs

TDRs are loans that have been modified as the Company has agreed to make certain concessions to both meet the needs of customers and maximize its ultimate recovery on the loans. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, and deferments of principal.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes TDRs at the dates indicated:

	As of September 30, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$57,776	40.2%	$256,571	73.7%	$3,660,925	87.9%	$82,821	69.5%	$4,058,093
Non-performing	86,084	59.8%	91,615	26.3%	505,196	12.1%	36,395	30.5%	719,290
Total	$143,860	100.0%	$348,186	100.0%	$4,166,121	100.0%	$119,216	100.0%	$4,777,383

% of loan portfolio	0.4%	n/a	2.5%	n/a	12.2%	n/a	7.1%	n/a	5.3%
(1) Excludes LHFS.

	As of December 31, 2018
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$78,744	42.4%	$262,449	72.3%	$4,587,081	87.3%	$85,950	70.6%	$5,014,224
Non-performing	107,024	57.6%	100,543	27.7%	664,688	12.7%	35,873	29.4%	908,128
Total	$185,768	100.0%	$362,992	100.0%	$5,251,769	100.0%	$121,823	100.0%	$5,922,352

% of loan portfolio	0.5%	n/a	2.3%	n/a	17.9%	n/a	6.2%	n/a	6.7%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2019		Nine-Month Period Ended September 30, 2018
(in thousands)	RICs and Auto Loans	All Other Loans(1)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$5,251,769	$670,584	$6,037,695	$836,204
New TDRs(1)	912,394	66,106	866,453	96,032
Charged-Off TDRs	(1,093,934)	(8,657)	(781,356)	(11,999)
Sold TDRs	(1,363)	(5,991)	—	(5,669)
Payments on TDRs	(902,745)	(110,780)	(491,406)	(158,965)
TDRs, end of period	$4,166,121	$611,262	$5,631,386	$755,603

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

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

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$422,446	45.0%	$441,083	46.4%
Consumer loans	3,266,666	55.0%	3,409,024	53.6%
Unallocated allowance	46,748	n/a	47,023	n/a
Total ALLL	3,735,860	100.0%	3,897,130	100.0%
Reserve for unfunded lending commitments	95,150		95,500
Total ACL	$3,831,010		$3,992,630

General

The ACL decreased by $161.6 million from December 31, 2018 to September 30, 2019. This change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $422.4 million at September 30, 2019 (1.0% of commercial LHFI) and $441.1 million at December 31, 2018 (1.1% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio was in part due to the charge-off to three large commercial borrowers.

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

For RICs, including RICs acquired from a third-party lender that are considered to have no credit deterioration at acquisition, and personal unsecured loans at SC, the Company maintains an ALLL for the Company's HFI portfolio not classified as TDRs at a level estimated to be adequate to absorb credit losses of the recorded investment inherent in the portfolio, based on a holistic assessment, including both quantitative and qualitative considerations. For TDR loans, the allowance is comprised of impairment measured using a DCF model. RICs and personal unsecured loans are considered separately in assessing the required ALLL using product-specific allowance methodologies applied on a pooled basis.

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

The allowance for consumer loans was $3.3 billion and $3.4 billion at September 30, 2019 and December 31, 2018, respectively. The allowance as a percentage of HFI consumer loans was 6.6% at September 30, 2019 and 7.3% at December 31, 2018. The decrease in the allowance for consumer loans was primarily attributable to lower TDR volume and rate improvement in SC's RIC and auto loan portfolio.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $46.7 million and $47.0 million at September 30, 2019 and December 31, 2018, respectively.

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

The reserve for unfunded lending commitments decreased $0.4 million from $95.5 million at December 31, 2018 to $95.2 million at September 30, 2019. The decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and stock in the FHLB and FRB. MBS consist of pass-through, collateralized mortgage obligations and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total investment securities AFS increased $2.1 billion from December 31, 2018 to September 30, 2019. During the nine-month period ended September 30, 2019, the composition of the Company's investment portfolio changed due to an increase in U.S. Treasury securities, partially offset by a decrease in MBS. U.S. Treasuries increased by $3.3 billion primarily due to investment purchases. MBS decreased by $854.7 million primarily due to sales, maturities and principal paydowns, partially offset by a decrease in unrealized losses. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $3.6 billion at September 30, 2019. The Company had 90 investment securities classified as HTM as of September 30, 2019.

Total gross unrealized losses on investment securities AFS decreased by $266.6 million during the nine-month period ended September 30, 2019. This decrease was primarily related to a decrease in unrealized losses of $256.2 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2019 was approximately 3.31 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2019 was approximately 1.91 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Investment securities AFS:
U.S. Treasury securities and government agencies	$8,662,680	$5,485,392
FNMA and FHLMC securities	4,777,456	5,550,628
State and municipal securities	11	16
Other securities (1)	291,077	596,951
Total investment securities AFS	13,731,224	11,632,987
Investment securities HTM:
U.S. government agencies	3,604,424	2,750,680
Total investment securities HTM(2)	3,604,424	2,750,680
Other investments	967,882	805,357
Total investment portfolio	$18,303,530	$15,189,024

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2019:

	September 30, 2019
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,654,016	$2,655,795
GNMA (1)	7,188,358	7,240,725
Government - Treasuries	5,061,127	5,063,546
Total	$14,903,501	$14,960,066

(1)	Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2019, goodwill totaled $4.4 billion and represented 3.0% of total assets and 18.0% of total stockholder's equity. The following table shows goodwill by reporting units at September 30, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at September 30, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
(1) Formerly Commercial Banking

The Company made a change in its reportable segments beginning January 1, 2019 and, accordingly, has re-allocated goodwill to the related reporting units based on the estimated fair value of each reporting unit. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions as used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment. See Note 18 to the Condensed Consolidated Financial Statements for additional details on the change in reportable segments.

The Company conducted its annual goodwill impairment tests as of October 1, 2018 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. Except for the related reallocation and interim impairment test of C&I and CRE & VF discussed above, at the completion of the 2019 third quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2019 and December 31, 2018, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2019 and December 31, 2018, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the nine-month periods end September 30, 2019 and 2018, the Company paid cash dividends of $150.0 million, and $335.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of zero and $10.95 million, respectively. On August 15, 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at September 30, 2019:

	SHUSA

	September 30, 2019	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.01%	6.50%	4.50%
Tier 1 capital ratio	16.19%	8.00%	6.00%
Total capital ratio	17.66%	10.00%	8.00%
Leverage ratio	13.56%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	BANK

	September 30, 2019	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	16.01%	6.50%	4.50%
Tier 1 capital ratio	16.01%	8.00%	6.00%
Total capital ratio	16.99%	10.00%	8.00%
Leverage ratio	13.38%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

In February 2019, the Federal Reserve announced that the Company, as well as other less complex firms, would receive a one-year extension of the requirement to submit its results for the supervisory capital stress tests until April 5, 2020.  The Federal Reserve also announced that, for the period beginning on July 1, 2019 through June 30, 2020, the Company would be allowed to make capital distributions  up to an amount that would have allowed the company to remain well-capitalized under the minimum capital requirements for CCAR 2018.

In June 2019 the Company announced its planned capital actions for the period from July 1, 2019 through June 30, 2020.  These planned capital actions are:  (1) common stock dividends of $125 million per quarter from SHUSA to Santander, (2) common stock dividends paid by SC, and (3) an authorization to repurchase up to $1.1 billion of SC’s outstanding common stock.  Refer to the Liquidity and Capital Resources section below for discussion of the capital actions taken, including SC’s share repurchase plans and activities.

Refer to the Liquidity and Capital Resources section below for discussion of the capital actions taken, including SC's share repurchase plans and activities.

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong liquidity. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. The Company's Asset/Liability Committee reviews and approves the Company's liquidity policy and guidelines on a regular basis. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.3 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the third quarter of 2019, SC completed on-balance sheet funding transactions totaling approximately $4.6 billion, including:

•	securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for approximately $1.1 billion;

•	securitizations on its Drive Auto Receivables Trust (“DRIVE"), deeper subprime platform, for approximately $1.2 billion;

•	a lease securitization for approximately $1.2 billion; and

•	a private amortizing lease facility for approximately $1.1 billion.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the foregoing subordinated loan. At September 30, 2019, there was no outstanding balance on the subordinated loan.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Available Liquidity

As of September 30, 2019, the Bank had approximately $20.7 billion in committed liquidity from the FHLB and the FRB. Of this amount, $13.2 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2019 and December 31, 2018, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $14.9 billion and $15.9 billion, respectively. These amounts represented 24.7% and 25.8% of total deposits at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the Bank, BSI and BSPR had $1.1 billion, $1.4 billion, and $677.6 million, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $688.2 million in committed liquidity from the FHLB, all of which was unused as of September 30, 2019, as well as $2.2 billion in liquid assets aside from cash unused as of September 30, 2019.

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's Statement of Cash Flows (“SCF") has changed. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional details.

	Nine-Month Period Ended September 30,
(in thousands)	2019	2018
Net cash flows from operating activities	$4,636,896	$5,640,345
Net cash flows from investing activities	(12,979,078)	(8,646,345)
Net cash flows from financing activities	9,022,335	2,003,439

Cash flows from operating activities

Net cash flow from operating activities was $4.6 billion for the nine-month period ended September 30, 2019, which was primarily comprised of net income of $916.3 million, $1.1 billion in proceeds from sales of LHFS, $1.7 billion in depreciation, amortization and accretion, and $1.7 billion of provision for credit losses, partially offset by $1.1 billion of originations of LHFS, net of repayments.

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

Cash flows from investing activities

For the nine-month period ended September 30, 2019, net cash flow from investing activities was $(13.0) billion, primarily due to $7.1 billion in normal loan activity, $6.0 billion of purchases of investment securities AFS, $6.8 billion in operating lease purchases and originations, and $1.0 billion of purchases of HTM investment securities, partially offset by $4.3 billion of AFS investment securities sales, maturities and prepayments, $1.4 billion in proceeds from sales of LHFI, and $2.7 billion in proceeds from sales and terminations of operating leases.

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

Cash flows from financing activities

For the nine-month period ended September 30, 2019, net cash flow from financing activities was $9.0 billion, which was primarily due to an increase in net borrowing activity of $4.2 billion and a $5.2 billion increase in deposits, partially offset by $150.0 million in dividends paid on common stock and $245.7 million in stock repurchase attributable to NCI.

Net cash flow from financing activities for the nine-month period ended September 30, 2018 was $2.0 billion, which was primarily due to an increase in net borrowing activity of $2.5 billion, partially offset by $335.0 million in dividends paid on common stock and $200.0 million in redemption of preferred stock.

See the SCF for further details on the Company's sources and uses of cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

SC uses warehouse facilities to fund its originations. Each facility specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. SC's warehouse facilities generally are backed by auto RICs or auto leases. These facilities generally have one- or two-year commitments, staggered maturities and floating interest rates. SC maintains daily and long-term funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with its liquidity needs.

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

SC has one credit facility with seven banks providing an aggregate commitment of $4.4 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of September 30, 2019 and December 31, 2018, there were outstanding balances of approximately $1.7 billion and $2.2 billion, respectively, on this facility in aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has seven credit facilities with ten banks providing an aggregate commitment of $6.2 billion for the exclusive use of providing short-term liquidity needs to support Core and Chrysler Capital loan financing. As of September 30, 2019 and December 31, 2018, there were outstanding balances of approximately $3.3 billion and $2.0 billion, respectively, on these facilities in aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of September 30, 2019 and December 31, 2018, there were outstanding balances of $476.1 million and $298.9 million, respectively, under these repurchase agreements.

SHUSA Lending to SC

The Company provides SC with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $5.3 billion of term promissory notes with maturities ranging from May 2020 to July 2024. These loans eliminate in the consolidation of SHUSA.

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

At September 30, 2019, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of September 30, 2019, the Company had 530,391,043 shares of common stock outstanding. During the three-month and nine-month periods ended September 30, 2019, the Company paid dividends of zero and $150.0 million, respectively, to its sole shareholder, Santander.

During the three-month and nine-month periods ended September 30, 2019, Santander made cash contributions of $13.0 million and $88.9 million, respectively, to the Company.

SC paid a dividend of $0.20 per share in February and May 2019, and a dividend of $0.22 per share in August 2019. Further, SC has declared a cash dividend of $0.22 per share, to be paid on November 22, 2019, to shareholders of record as of the close of business on November 12, 2019. SC has paid a total of $216.8 million in dividends through September 30, 2019, of which $64.5 million has been paid to NCI and $152.3 million has been paid to the Company, which eliminates in the consolidated results of the Company.

The following table presents information regarding the shares of SC common stock repurchased during the three-month and nine-month periods ended September 30, 2019 ($ and shares in thousands, except per share amounts):

	Three-Month Period Ended	Nine-Month Period Ended
	September 30, 2019	September 30, 2019
Total cost of shares repurchased (includes commission)	$141,019	$245,663
Average price per share	$25.71	$24.08
Number of shares repurchased	5,479,650	10,194,772

In May 2019, the Company announced an amendment to its 2018 capital plan, which authorized SC to repurchase up to $400 million of SC's outstanding common stock through June 30, 2019, which concluded with the repurchase of $86.8 million of SC common stock.

In June 2019, SC announced its planned capital actions for the third quarter of 2019 through the second quarter of 2020, which includes an authorization to repurchase up to $1.1 billion of SC’s outstanding common stock through the end of the second quarter of 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine-month period ended September 30, 2019, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $175.0 million in dividends to SHUSA.

•	BSI declared and paid $17.5 million in dividends to SHUSA.

•	Santander BanCorp declared and paid $1.25 million in dividends to SHUSA.

•	SHUSA contributed $90.0 million to SSLLC.

During the fourth quarter of 2019, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:

•	The Bank declared a cash dividend on its common stock of $75.0 million, payable on November 15, 2019 to SHUSA.

•	SHUSA contributed $20.0 million to SSLLC.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$6,865,551	$3,850,789	$3,014,762	$—	$—
Notes payable - revolving facilities	5,460,583	2,704,956	2,755,627	—	—
Notes payable - secured structured financings	26,986,272	479,536	9,493,449	11,643,536	5,369,751
Other debt obligations (1) (2)	14,470,970	3,176,165	4,611,399	4,109,254	2,574,152
CDs (1)	9,312,123	6,705,185	2,483,590	115,909	7,439
Non-qualified pension and post-retirement benefits	129,464	13,032	26,089	26,768	63,575
Operating leases(3)	663,533	126,149	215,126	154,540	167,718
Total contractual cash obligations	$63,888,496	$17,055,812	$22,600,042	$16,050,007	$8,182,635
Other commitments:
Commitments to extend credit	$30,902,239	$6,089,834	$4,612,666	$7,360,161	$12,839,578
Letters of credit	1,401,114	878,326	263,821	222,453	36,514
Total Contractual Obligations and Other Commitments	$96,191,849	$24,023,972	$27,476,529	$23,632,621	$21,058,727

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2019. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $57.1 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2019 and December 31, 2018:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2019	December 31, 2018
Down 100 basis points	(1.89)%	(3.07)%
Up 100 basis points	1.81%	2.87%
Up 200 basis points	3.42%	5.58%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2019 and December 31, 2018.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2019	December 31, 2018
Down 100 basis points	(4.91)%	(1.55)%
Up 100 basis points	1.15%	(1.25)%
Up 200 basis points	(0.28)%	(3.49)%

As of September 30, 2019, the Company’s profile reflected a decrease of MVE of 4.91% for downward parallel interest rate shocks of 100 basis points and an increase of 1.15% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely non-maturity deposits ("NMDs")).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2019, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below. In light of these material weaknesses, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company's financial reporting. Notwithstanding these material weaknesses, based on the additional analyses and other procedures performed, management concluded that the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

•	Designed and implemented additional controls over the preparation and the review of the SCF and Notes to the Consolidated Financial Statements.

•	Strengthened the review controls, reconciliations and supporting documentation related to the classification of cash flows between operating activities and investing activities in the SCF.

•	Enhanced the risk assessment process to identify higher risk data provisioning processes.

•	Implemented additional completeness and accuracy reviews at a detailed level at the statement preparation and data provider levels.

While progress has been made to remediate all of these material weaknesses, including the development and implementation of enhanced processes, procedures and controls, as of September 30, 2019, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weaknesses, and we continue to devote significant time and attention to these efforts. However, the material weaknesses will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weaknesses are not remediated as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended September 30, 2019, SHUSA's subsidiary, SC, completed the implementation of a new Oracle Fusion Enterprise Resources Planning application suite. The new system has replaced several of our back office legacy systems such as the general ledger, fixed assets and certain reporting solutions. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

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

The Company, in collaboration with its subsidiaries and affiliates, is engaged in an enterprise-wide initiative to identify, assess and monitor risks associated with the potential discontinuation or unavailability of LIBOR and the transition to use of alternative reference rates such as SOFR. As part of these efforts, the Company has established a LIBOR Transition Steering Committee that includes the Company’s Chief Accounting Officer and Treasurer and representatives of the Company’s significant subsidiaries and business lines, and risk, legal and technology functions. Among other matters, the Company is identifying assets and liabilities tied to LIBOR, the exposure of its subsidiaries to LIBOR, the degree to which fallback language currently exists in the Company’s contracts that reference LIBOR, and monitoring relevant industry developments and publications by market associations and clearing houses.

Over the last few months, we have progressed our transition efforts by developing detailed transition plans, informed by planning test trades in SOFR. We have also initiated plans to develop a communications strategy for internal and client communications, and are implementing new fallback language for prioritized product types. While we have begun the process of identifying existing contracts that extend past 2021 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 001-16581)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 001-16581)

(3.5)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 3, 2017) (Commission File Number 001-16581)

(3.6)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed August 12, 2019) (Commission File Number 001-16581)

(3.7)
Bylaws of Santander Holdings USA, Inc. as amended on May 23, 2019 (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed May 23, 2019) (Commission File Number 001-16581)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 12, 2019	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 12, 2019	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President