Form 10-K
period 2019-12-31
Santander Holdings USA, Inc.
filed 2020-03-11
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
Number of shares of common stock Outstanding at February 29, 2020: 530,391,043 shares

2

FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Annual Report on Form 10-K of SHUSA contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume," "goal," "seek" or similar expressions are intended to indicate forward-looking statements.

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation, actions and/or policies of the Federal Reserve, the FDIC, the OCC and the CFPB, and other changes in monetary and fiscal policies and regulations, including policies that affect market interest rates and money supply, as well as in the impact of changes in and interpretations of GAAP, the failure to adhere to which could subject SHUSA and/or its subsidiaries to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;

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

•
inflation, interest rate, market and monetary fluctuations, including effects from the pending discontinuation of LIBOR as an interest rate benchmark, may, among other things, reduce net interest margins and impact funding sources and the ability to originate and distribute financial products in the primary and secondary markets;

•	the pursuit of protectionist trade or other related policies, including tariffs by the U.S., its global trading partners, and/or other countries, and/or trade disputes generally;

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

•	SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people and raise capital necessary to achieve its business goals and comply with regulatory requirements;

•	SHUSA’s ability to effectively manage its capital and liquidity, including approval of its capital plans by its regulators and its subsidiaries' ability to continue to pay dividends to it;

•	changes in credit ratings assigned to SHUSA or its subsidiaries;

•	the ability to manage risks inherent in our businesses, including through effective use of systems and controls, insurance, derivatives and capital management;

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

•
SC's agreement with FCA may not result in currently anticipated levels of growth, is subject to performance conditions that could result in termination of the agreement, and is also subject to an option giving FCA the right to acquire an equity participation in the Chrysler Capital portion of SC's business;

•	consumers and small businesses may decide not to use banks for their financial transactions, which could impact our net income;

•	changes in customer spending, investment or savings behavior;

•	loss of customer deposits that could increase our funding costs;

•
the ability of SHUSA and its third-party vendors to convert, maintain and upgrade, as necessary, SHUSA’s data processing and other IT infrastructure on a timely and acceptable basis, within projected cost estimates and without significant disruption to our business;

•
SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business, including as a result of cyberattacks, technological failure, human error, fraud or malice, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;

•
changes to tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;

•	the costs and effects of regulatory or judicial actions or proceedings, including possible business restrictions resulting from such actions or proceedings;

•	adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm; and

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including pandemics and other significant public health emergencies, and other natural disasters.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2018 Resolution Plan: The Section 165(d) Resolution Plan most recently filed by Santander, dated as of December 31, 2018	COSO: Committee of Sponsoring Organizations
ABS: Asset-backed securities	Covered Fund: a hedge fund or a private equity fund
ACL: Allowance for credit losses	CPRs: Changes in anticipated loan prepayment rates
ADRs: American Depositary Receipts	CRA: Community Reinvestment Act
AFS: Available-for-sale	CRA NPR: the NPR related to the CRA issued by the OCC and the FDIC on December 12, 2019
ALLL: Allowance for loan and lease losses	CRD IV: Capital Requirements Directive IV
ASC: Accounting Standards Codification	CRE: Commercial Real Estate
ASU: Accounting Standards Update	CRE & VF: Commercial Real Estate and Vehicle Finance
Bank: Santander Bank, National Association	CTMC: Compensation and Talent Management Committee
BEA: Bureau of Economic Analysis	DCF: Discounted cash flow
BHC: Bank holding company	DDFS: DDFS LLC
BHC Act: Bank Holding Company Act of 1956, as amended	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
BOLI: Bank-owned life insurance	DOJ: Department of Justice
BSI: Banco Santander International	DPD: days past due
BSPR: Banco Santander Puerto Rico	DTA: Digital Transformation Award
CBP: Citizens Bank of Philadelphia	DTI: Debt-to-income
C&I: Commercial and Industrial Banking	Economic Growth Act: the Economic Growth, Regulatory Relief, and Consumer Protection Act
CCAR: Comprehensive Capital Analysis and Review	EPS: Enhanced Prudential Standards
CD: Certificate of deposit	ETR: Effective tax rate
CECL: Current expected credit losses	EU: European Union
CEF: Closed-end fund	Exchange Act: Securities Exchange Act of 1934, as amended
CEO: Chief Executive Officer	FASB: Financial Accounting Standards Board
CET1: Common equity Tier 1	FBO: Foreign banking organization
CEVF: Commercial Equipment Vehicle Financing	FCA: Fiat Chrysler Automobiles US LLC
CFPB: Consumer Financial Protection Bureau	FDIC: Federal Deposit Insurance Corporation
CFO: Chief Financial Officer	FDIA: Federal Deposit Insurance Corporation Improvement Act
CFTC: Commodity Futures Trading Commission	Federal Reserve: Board of Governors of the Federal Reserve System
Chase: JPMorgan Chase & Co. and certain of its subsidiaries, including EMC Mortgage LLC	FHLB: Federal Home Loan Bank
Change in Control: Consolidation of SC in January 2014	FHLMC: Federal Home Loan Mortgage Corporation
CHRO: Chief Human Resources Officer	FICO®: Fair Isaac Corporation credit scoring model
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FINRA: Financial Industrial Regulatory Authority
CIB: Corporate and Investment Banking	FNMA: Federal National Mortgage Association
CLTV: Combined loan-to-value	FRB: Federal Reserve Bank
CMOs: collateralized mortgage obligations	FVO: Fair value option
COBRA: Consolidated Omnibus Budget Reconciliation Act	GAAP: Accounting principles generally accepted in the United States of America
CODM: Chief Operating Decision Maker	GLBA: Gramm-Leach-Bliley Act
Company: Santander Holdings USA, Inc.	GNMA: Government National Mortgage Association

GSIB: globally systemically important bank	RSUs: Restricted stock units
HFI: Held for investment	RV: Recreational vehicle
HTM: Held to maturity	RWA: Risk-weighted asset
IDI: insured depository institution	S&P: Standard & Poor's
IFRS: International Financial Reporting Standards	SAF: Santander Auto Finance
IHC: U.S. intermediate holding company	SAM: Santander Asset Management, LLC
IPO: Initial public offering	Santander: Banco Santander, S.A.
IRC: Internal Revenue Code	Santander BanCorp: Santander BanCorp and its subsidiaries
IRS: Internal Revenue Service	Santander Global Technology: Santander Global Technology S.L.
ISBAN: Ingenieria De Software Bancario S.L.	Santander UK: Santander UK plc
ISDA: International Swaps and Derivatives Association, Inc.	SBNA: Santander Bank, National Association
LCR: liquidity coverage ratio	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LHFI: Loans HFI	SCB: stress capital buffer
LHFS: Loans held-for-sale	SC BCTMC: Board Compensation and Talent Management Committee for SC
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LTD: Long-term debt	SCF: Statement of cash flows
LTV: Loan-to-value	SCRA: Servicemembers' Civil Relief Act
MBS: Mortgage-backed securities	SCI: Santander Consumer International Puerto Rico, LLC
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDART: Santander Drive Auto Receivables Trust
MEP: Management Equity Plan	SDGT: Specially Designated Global Terrorist
MGB: Mexican government bond	SEC: Securities and Exchange Commission
Mississippi AG: Attorney General of the State of Mississippi	Securities Act: Securities Act of 1933, as amended
Moody’s: Moody's Investors Service, Inc.	SFS: Santander Financial Services, Inc.
MSPA: Master Securities Purchase Agreement	SHUSA: Santander Holdings USA, Inc.
MSR: Mortgage servicing right	SHUSA/US Risk Committee: Joint SHUSA and Combined U.S. Operations of Santander Risk Committee
MVE: Market value of equity	SIFMA: Securities Industry and Financial Markets Association
NCI: Non-controlling interest	SIS: Santander Investment Securities Inc.
Nominations Committee: Nominations and Executive Committee	SOFR: Secured Overnight Financing Rate
NMDs: non-maturity deposits	SPAIN: Santander Private Auto Issuing Note
NMTC: New market tax credits	SREV: Santander Revolving Auto Loan Trust
NPL: Non-performing loan	SRIP: Special Regulatory Incentive Program
NPR: notice of proposed rulemaking	SRT: Santander Retail Auto Lease Trust
NSFR: net stable funding ratio	SSLLC: Santander Securities LLC
NYSE: New York Stock Exchange	TBV: tangible book value
OCC: Office of the Comptroller of the Currency	TCJA: Tax Cut and Jobs Act of 2017
OCI: Other comprehensive income	TDR: Troubled debt restructuring
OEM: Original equipment manufacturer	TLAC: Total loss-absorbing capacity
OIS: Overnight indexed swap	TLAC Rule: The Federal Reserve’s total loss-absorbing capacity rule
OREO: Other real estate owned	Trusts: Securitization trusts
OTC: Over-the-counter	TSR: Total shareholder return
OTTI: Other-than-temporary impairment	U.K.: United Kingdom
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	UPB: Unpaid principal balance
PCI: purchased credit-impaired	U.S. MEs: U.S. material entities of Santander
Produban: Produban Servicios Informaticos Generales S.L.	VIE: Variable interest entity
REIT: Real estate investment trust	VOEs: voting interest entities
RIC: Retail installment contract	YTD: Year-to-date
ROU: Right-of-use

PART I

ITEM 1 - BUSINESS

General

SHUSA is the parent holding company of SBNA, a national banking association, and owns approximately 76.3% (as of March 4, 2020) of SC, a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Santander. SHUSA is also the parent company of Santander BanCorp, a holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, BSPR; SSLLC, a registered broker-dealer headquartered in Boston; BSI, a financial services company headquartered in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, Santander Asset Management, LLC are registered investment advisers with the SEC.

The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. At December 31, 2019, the Bank had 588 branches and 2,231 ATMs across its footprint. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SAF is SC’s primary vehicle brand, and is available as a finance option for automotive dealers across the United States. Since May 2013, under its agreement with FCA, SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. The amendment also terminated the previously disclosed tolling agreement dated July 11, 2018 between SC and FCA.

Since its IPO, SC has been consolidated with the Company and Santander for financial reporting and accounting purposes. If the Company directly, owned 80% or more of SC Common Stock, SC could be consolidated with the Company for tax filing and capital planning purposes. Among other things, tax consolidation would (1) facilitate certain offsets of SC’s taxable income, (2) eliminate the double taxation of dividends from SC, and (3) trigger a release into SHUSA’s income of an approximately $414 million deferred tax liability recognized with respect to the GAAP basis vs. the income tax basis in the Company's ownership of SC. Tax consolidation would also allow for SC's net deferred tax liability to off-set the Company's net deferred tax asset, which would provide a regulatory capital benefit. In addition, SHUSA and Santander would recognize a larger percentage of SC's net income. SC Common Stock is listed for trading on the NYSE under the trading symbol "SC".

SC's Relationship with FCA

During 2019, SC originated more than $12.8 billion of Chrysler Capital RICs and more than $8.5 billion of Chrysler Capital vehicle leases.

The Chrysler Agreement requires, among other things, that SC bears the risk of loss on loans originated pursuant to the agreement, but also that FCA shares in any residual gains and losses from consumer leases. The agreement also requires that SC maintain at least $5.0 billion in funding available for dealer inventory financing and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC.

The Chrysler Agreement has a ten-year term, subject to early termination in certain circumstances, including the failure by either party to comply with certain of their ongoing obligations. These obligations include, for SC, meeting specified escalating penetration rates for the first five years and, for FCA, treating SC in a manner consistent with comparable OEMs` treatment of their captive providers, primarily regarding sales support. In addition, FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander or its affiliates or its other stockholders owns 20% or more of its common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC becomes, controls, or becomes controlled by, an OEM that competes with Chrysler, or (iii) certain of SC's credit facilities become impaired.

In connection with entering into the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable fee on May 1, 2013. This fee is considered payment for future profits generated from the Chrysler Agreement and is being amortized into Other expenses over the expected ten-year term. In addition, in June 2019, in connection with the execution of the sixth amendment to the Chrysler Agreement, the Company paid a $60 million upfront fee to FCA. This fee is being amortized into Other expenses over the remaining term of the Chrysler Agreement. SC has also executed an equity option agreement with FCA, whereby FCA may elect to purchase, at any time during the term of the Chrysler Agreement, at fair market value, an equity participation of any percentage in the Chrysler Capital portion of SC's business.

In June 2018, SC announced that it was in exploratory discussions with FCA regarding the future of FCA's U.S. finance operations. FCA announced its then intention to establish a captive U.S. auto finance unit and indicated that acquiring Chrysler Capital is one option it would consider. Subsequently, FCA decided not to establish a captive U.S. auto finance unit, and FCA and the Company entered into the amendment described above as of June 2019. The amendment revised previously established retail and lease share (penetration) expectations and clarified key factors associated with the revenue and risk share guidance referenced in the Chrysler Agreement. Pursuant to the amendment, SC made a one-time payment of $60 million to FCA.

FCA has not delivered a notice to exercise its equity option, and the Company remains committed to the success of the Chrysler Capital business.

IHC

On July 1, 2016, due to both its global and U.S. non-branch total consolidated asset size, Santander became subject to both of the provisions of the FBO Final Rule discussed below under the "Regulatory Matters" section of Item 7, MD&A, of this Form 10-K. As a result of this rule, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company, which became a U.S. IHC. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to SHUSA, and on July 2, 2018, another Santander subsidiary, SAM, an investment adviser located in Puerto Rico, was transferred to SHUSA. Refer to Note 1 to the Consolidated Financial Statements for additional details.

On October 21, 2019, the Company entered into an agreement to sell the stock of Santander BanCorp (the holding company that owns BSPR) for total consideration of approximately $1.1 billion, subject to adjustment based on the consolidated Santander BanCorp balance sheet at closing. At December 31, 2019, BSPR had 27 branches, approximately 1,000 employees, and total assets of approximately $6.0 billion. Among other conditions precedent to the closing, the transaction requires the Company to transfer all of BSPR's non-performing assets and the equity of SAM to the Company or a third party prior to closing. In addition, the transaction requires review and approval of various regulators, whose input is uncertain. Subject to satisfaction of the closing conditions, the transaction is expected to close in the middle of 2020. Once it becomes apparent that this transaction is more likely than not to receive regulatory approval, the Company will recognize a deferred tax liability of approximately $50 million for the unremitted earnings of Santander BanCorp. Completion of the transaction is not expected to result in any material gain or loss.

Segments

The Company's reportable segments are focused principally around the customers the Company serves. In 2019, the Company has identified the following reportable segments:

Consumer and Business Banking

The Consumer and Business Banking segment includes the products and services provided to Bank consumer and business banking customers, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. This segment provides a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also provides lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as business lines of credit and commercial cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

C&I

The C&I segment provides commercial lines, loans, letters of credit, receivables financing and deposits to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.

CRE & VF

The CRE & VF segment provides CRE loans and multifamily loans to customers. This segment also provides commercial loans to dealers and financing for commercial equipment and vehicles.

CIB

The CIB segment serves the needs of global commercial and institutional customers by leveraging Santander's international footprint to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes SIS, which provides services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed-income securities. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

SC

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is indirectly originating RICs, principally through OEM-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with the Chrysler Agreement, SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. In 2015, SC made a strategic decision to exit the personal lending market to focus on its core objectives of expanding the reach and realizing the value of its vehicle finance and servicers for others platforms.

SC continues to hold the Bluestem portfolio, which had a carrying balance of approximately $1.0 billion as of December 31, 2019, and remains a party to agreements with Bluestem that includes obligations, among other things, to purchase new advances originated by Bluestem and existing balances on accounts with new advances, for an initial term ending in April 2020 and renewable through April 2022 at Bluestem’s option. Both parties have the right to terminate this agreement upon written notice if certain events were to occur, including if there is a material adverse change in the financial condition of either party. Although a third party is being sought to assume these obligations, SC may not be successful in finding such a party, and Bluestem may not agree to the substitution. The Bluestem portfolio continues to be classified as held-for-sale. Significant lower-of-cost-or-market adjustments have been recorded on this portfolio and may continue as long as SC holds the portfolio, particularly due to the purchase commitments. There is a risk that material changes to SC’s relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect SC’s business, financial condition and results of operations. On March 9, 2020, Bluestem Brands, Inc., together with certain of its affiliates, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.

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

Subsidiaries

SHUSA has two principal consolidated majority-owned subsidiaries at December 31, 2019, the Bank and SC.

Employees

At December 31, 2019, the Company had approximately 16,900 employees among itself and its subsidiaries. No Company employees are represented by a collective bargaining agreement.

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

SC is also subject to substantial competition, particularly in the automobile finance industry. SC competes on the pricing offered on loans and leases as well as the customer service SC provides automobile dealer customers. Pricing for these loans and leases is transparent because SC, along with its competitors, provides pricing and other terms and conditions for loans and leases through web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SC's terms and conditions against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet dealers' needs. SC's primary competitors in the vehicle finance space are national and regional banks, credit unions, independent financial institutions, and the affiliated finance companies of automotive manufacturers.

Supervision and Regulation

SHUSA is a BHC pursuant to the BHC Act. As a BHC, the Company is subject to consolidated supervision by the Federal Reserve. SBNA is a national bank chartered under the National Bank Act and subject to supervision by the OCC and a member of the FDIC. In addition, the CFPB has oversight over SHUSA, SBNA, and SHUSA’s other non-bank affiliates, including SC, for compliance with federal consumer protection laws.

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

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Bank's and BSPR's deposits are insured up to applicable limits by the FDIC. The FDIC assesses deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions like the Bank and BSPR. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against banking institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which is currently $250,000 per depositor per ownership category for each ownership deposit account category.

FDIC insurance premium expenses were $60.5 million for the year ended December 31, 2019.

Restrictions on Subsidiary Banking Institution Capital Distributions

Under the FDIA, insured depository institutions must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2019, the Bank met the criteria to be classified as “well capitalized.”

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

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. During 2019, 2018, and 2017, the Company paid cash dividends of $400.0 million, $410.0 million and $10.0 million, respectively. During 2019, 2018 and 2017, the Company paid cash dividends to preferred shareholders of zero, $11.0 million and $14.6 million, respectively. During the third quarter of 2018, SHUSA redeemed all of its outstanding preferred stock.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amount of total reserve requirements at December 31, 2019 and 2018 were $534.6 million and $429.0 million, respectively. At December 31, 2019 and 2018, the Company complied with these reserve requirements.

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $316.4 million as of December 31, 2019, compared to $230.1 million at December 31, 2018. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $17.3 billion at December 31, 2019, and had outstanding advances of $7.0 billion or 41% of total availability at that date. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $16.6 million and $6.6 million in dividends on its stock in the FHLB of Pittsburgh in 2019 and 2018, respectively.

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

Securities and Investment Regulation

The Company conducts its securities and investment business activities through its subsidiaries SIS and SSLLC. SIS and SSLLC are registered broker-dealers with the SEC and members of FINRA. SIS’s activities include investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities. SIS, SSLLC and SAM are also registered investment advisers with the SEC, and BSI conducts certain securities transactions exempt from SEC registration on behalf of its clients.

Written Agreements and Regulatory Actions

See the “Regulatory Matters” section of the MD&A and Note 22 of the Consolidated Financial Statements in this Form 10-K for a description of current regulatory actions.

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

ITEM 1A - RISK FACTORS

Summary Risk Factors

The Company is subject to a number of risks that if realized could affect its business, financial condition, results of operations, cash flows and access to liquidity materially. As a financial services organization, certain elements of risk are inherent in our businesses. Accordingly, the Company encounters risk as part of the normal course of its businesses. Some of the Company’s more significant challenges and risks include the following:

•
We are vulnerable to disruptions and volatility in the global financial markets. Disruptions and volatility in financial markets can have a material adverse effect on our ability to access capital and liquidity on acceptable financial terms. Negative and fluctuating economic conditions, such as a changing interest rate environment, may cause our lending margins to decrease and reduce customer demand for our higher margin products and services.

•
Uncertainty regarding LIBOR may affect our business adversely. We have established an enterprise-wide initiative to identify, asses and monitor risks associated with the anticipated discontinuation of LIBOR. However, there can be no assurance that we and other market participants will be adequately prepared for the potential disruption to financial markets and potential adverse effects to interest rates on our loans, deposits, derivatives and other financial instruments currently tied to LIBOR.

•
We are subject to substantial regulation. As a financial institution, we are subject to extensive regulation by government agencies, including limitations on permissible activities, required financial stress tests, required non-objection to certain actions, investigations and other regulatory proceedings. If we are unable to meet the expectations of our regulators fully, we may need to divert significant resources to remedial actions, be unable to take planned capital actions, and/or be subject to fines or other enforcement actions, among other things. These circumstances could affect our revenues and expenses and other aspects of our business and operations adversely.

•
We may not be able to detect money laundering or other illegal or improper activities fully or on a timely basis. We work regularly to improve our policies, procedures and capabilities to detect and prevent financial crimes. However, such crimes are evolving continually, and there will be instances in which we may be used by other parties to engage in money laundering or other illegal or improper activities. These instances may result in regulatory fines, sanctions and/or legal enforcement, which could have a material adverse effect on our operating results, financial condition and prospects.

•
Credit risk is inherent in our business. Our customers’ and counterparties’ financial condition, repayment abilities, repayment intentions, the value of their collateral, and government economic policies, market interest rates and other factors affect the quality of our loan portfolio. Many of these factors are beyond our control, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses.

•
Liquidity and funding risks are inherent in our business. Changes in market interest rates and our credit spreads occur continuously, may be unpredictable and highly volatile and can significantly increase our cost of funding. We rely primarily on deposits to fund lending activities. However, our ability to maintain or grow deposits depends on factors outside our control, such as general economic conditions and confidence of depositors in the economy and the financial services industry. If deposit withdrawals increase significantly in a short period of time, it could have a material adverse effect on our operating results, financial condition and prospects.

•
We are subject to fluctuations in interest rates. Interest rates are highly sensitive to factors beyond our control, such as increased regulation of the financial sector, monetary policies, economic and political conditions, and other factors. Variations in interest rates could impact net interest income, which comprises the majority of our revenue, reducing our growth and potentially resulting in losses.

•
We are subject to significant competition. We compete with banks that are larger than us and non-traditional providers of banking services who may not be subject to the same regulatory or legislative requirements to which we are subject. If we are unable to compete successfully with current and new competitors and anticipate changing banking industry trends, our business may be affected adversely.

•
We rely on third parties for important products and services. We rely on third-party vendors for key components of our business infrastructure such as loan and deposit servicing systems, custody and clearing services, internet connections and network access. Cyberattacks and breaches of the systems of those vendors could lead to operational and reputational risk and losses for SHUSA.

•
Risks relating to data collection, processing, storage systems and data security. Proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Inadequate personnel, inadequate or failed internal control processes or systems, or external events that interrupt normal business operations could each impair our data collection, processing, storage systems and data security and result in losses.

•
We and others in our industry face cybersecurity risks. We take protective measures and monitor and develop our systems continuously to protect our technology infrastructure and data from cyberattacks. However, cybersecurity risks continue to increase for our industry, and the proliferation of new technologies and the increased sophistication and activities of the actors behind such attacks present risks for compromised data, theft of funds or theft or destruction of corporate information and assets.

•
Disclosure controls and procedures over financial reporting and internal controls over financial reporting may not prevent or detect all errors or acts of fraud. The Company’s system of internal controls over financial reporting may not achieve their intended objectives. There are risks that material misstatements due to error or fraud may not be prevented or detected in all cases, and that information may not be reported on a timely basis.

•
SC’s financial results could impact our results. SC’s earnings have historically been a significant source of funding for the Company. Factors that could negatively affect SC’s financial results could consequently affect SHUSA’s financial results.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form-K including matters set forth in this "Risk Factors" section.

Risk Factors

Risk management and mitigation are important parts of the Company's business model and integrated into the Company's day-to-day operations. The success of the Company's business is dependent on management's ability to identify, understand, manage and mitigate the risks presented by business activities in light of the Company's strategic and financial objectives. These risks include credit risk, market risk, capital risk, liquidity risk, operational risk, model risk, investment risk, compliance and legal risk, and strategic and reputational risk. We discuss our principal risk management processes in the Risk Management section included in Item 7 of this Annual Report on Form 10-K.

The following are the most significant risk factors that affect the Company. Any one or more of these could have a material adverse impact on the Company's business, financial condition, results of operations, or cash flows, in addition to presenting other possible adverse consequences, many of which are described below. These risk factors and other risks we may face are also discussed further in other sections of this Annual Report on Form 10-K.

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

In addition, these concerns continue even as the global economy recovers, and some previously stressed European economies have experienced at least partial recoveries from their low points during the recession. If measures to address sovereign debt and financial sector problems in Europe are inadequate, they may delay or weaken economic recovery, or result in the further exit of member states from the Eurozone or more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe financial market stress or a global recession, likely affecting the economy and capital markets in the United States as well.

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

Implementing the results of the U.K.’s referendum on remaining part of the EU has had and may continue to have negative effects on global economic conditions and global financial markets. The U.K.'s decision to withdraw from the EU, and the U.K.'s implementation of that referendum, means that the U.K.'s EU membership will cease. The long-term nature of the U.K.’s relationship with the EU is unclear (including with respect to the laws and regulations that will apply as the U.K. determines which EU laws to replicate or replace) and, as negotiations continue in 2020, uncertainty remains as to when the framework for any such relationship governing both the access of the U.K. to European markets and the access of EU member states to the U.K.’s markets will be determined and implemented, and whether such a framework will be established prior to the U.K. leaving the EU. The result of the referendum has created an uncertain political and economic environment in the U.K., and may create such environments in other EU member states. The Governor of the Bank of England has warned that the U.K. exiting the EU could lead to considerable financial instability, a very significant fall in property prices, rising unemployment, depressed economic growth, and higher inflation and interest rates. This could affect the U.K.’s attractiveness as a global investment center, and contribute to a detrimental impact on U.K. economic growth. These developments, or the perception that they could occur, could have a material adverse effect on economic conditions and the stability of financial markets in the U.K., and could significantly reduce market liquidity and restrict the ability of key market participants to operate in certain financial markets. While the Company does not maintain a presence in the U.K., political and economic uncertainty in countries with significant economies and relationships to the global financial industry have in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence on an international level, each of which could adversely affect our business.

Uncertainty regarding LIBOR may adversely affect our business

The UK Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. This announcement suggests that LIBOR is likely to be discontinued or modified by 2021.

Several international working groups are focused on transition plans and alternative contract language seeking to address potential market disruption that could arise from the replacement of LIBOR with a new reference rate. For example, in the U.S., the Alternative Reference Rates Committee, a group convened by the Federal Reserve and the Federal Reserve Bank of New York and comprised of private sector entities, banking regulators and other financial regulators, including the SEC, has identified the SOFR as its preferred alternative for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on observable U.S. Treasury-backed repurchase transactions. In addition, the ISDA is working to develop alternative contract language applicable in the event of LIBOR’s discontinuation that could apply to derivatives entered into on ISDA documentation. Separately, the SEC issued a statement in July 2019 encouraging market participants to focus on managing the transition from LIBOR prior to 2021 to avoid business and market disruptions, including incorporating fallback language in contracts in the event LIBOR is unavailable and proactive negotiations with counterparties to existing contracts that utilize LIBOR as a reference rate.

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

While we have begun the process of identifying existing contracts that extend past 2021 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, deposits, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted. As of December 31, 2019, we have approximately $24 billion of assets and approximately $14 billion of liabilities with LIBOR exposure. We also have approximately $63 billion in notional amounts of off-balance sheet contracts with LIBOR exposure.

Even if financial instruments are transitioned to alternative reference rates successfully, the new reference rates are likely to differ from the previous reference rates, and the value and return on those instruments could be impacted adversely. We could also be subject to increased costs due to paying higher interest rates on our existing financial instruments. We could incur legal risks in the event of such changes, as renegotiation and changes to documentation for new and existing transactions may be required, especially if parties to an instrument cannot agree on how to effect the transition. We could also incur further operational risks due to the potential need to adapt information technology systems, trade reporting infrastructure, and operational processes and controls, including models and hedging strategies.

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

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may change at any time. In addition, regulators' interpretation and application of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has been adopted in the United States, and regulations have been and are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required or other changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets we hold, compel us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not affect us adversely.

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

Other regulations that significantly affect the Company, or that could significantly affect the Company in the future, relate to capital requirements, liquidity and funding, taxation of the financial sector, and development of regulatory reforms in the United States.

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

Significant United States Regulation

From time to time, we are or may become subject to or involved in formal and informal reviews, investigations, examinations, proceedings, and information gathering requests by federal and state government agencies, including, among others, the FRB, the OCC, the CFPB, the FDIC, the DOJ, the SEC, FINRA the Federal Trade Commission and various state regulatory and enforcement agencies.

The DFA will continue to result in significant structural reforms affecting the financial services industry. This legislation provided for, among other things, the establishment of the CFPB with broad authority to regulate the credit, savings, payment and other consumer financial products and services we offer, the creation of a structure to regulate systemically important financial companies, more comprehensive regulation of the OTC derivatives market, prohibitions on engaging in certain proprietary trading activities, restrictions on ownership of, investment in or sponsorship of hedge funds and private equity funds and restrictions on interchange fees earned through debit card transactions.

The DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants are required to register with the SEC, the U.S. CFTC or both, and are or will be subject to new capital, margin, business conduct, record-keeping, clearing, execution, reporting and other requirements. We may register as a swap dealer with the CFTC.

Within the DFA, the Volcker Rule prohibits “banking entities” from engaging in certain forms of proprietary trading and from sponsoring or investing in covered funds, in each case subject to certain exceptions. The Volcker Rule also limits the ability of banking entities and their affiliates to enter into certain transactions with such funds with which they or their affiliates have certain relationships. The final regulations implementing the Volcker Rule contain exclusions and certain exemptions for market-making, hedging, underwriting, and trading in United States government and agency obligations as well as certain foreign government obligations, and trading solely outside the United States, and also permit certain ownership interests in certain types of funds to be retained.

Our resolution in a bankruptcy proceeding could result in losses for holders of our debt and equity securities.

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we and Santander must provide to the Federal Reserve and the FDIC a Section 165(d) Resolution Plan. The purpose of this DFA provision is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated as of December 31, 2018, provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. MEs. Material entities are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2018 Resolution Plan include, among other entities, the Company, the Bank and SC.

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

If the FDIC were appointed as receiver under the orderly liquidation authority, then the orderly liquidation authority, rather than the U.S. Bankruptcy Code, would determine the powers of the receiver and the rights and obligations of creditors and other parties who have transacted with the Company. There are substantial differences between the rights available to creditors under the orderly liquidation authority and under the U.S. Bankruptcy Code. For example, under the orderly liquidation authority, the FDIC may disregard the strict priority of creditor claims in some circumstances (which would otherwise be respected under the U.S. Bankruptcy Code), and an administrative claims procedures is used to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings). Under the orderly liquidation authority, in certain circumstances, the FDIC could elevate the priority of claims if it determines that doing so is necessary to facilitate a smooth and orderly liquidation without the need to obtain the consent of other creditors or prior court review. Furthermore, the FDIC has the right to transfer assets or liabilities of the failed company to a third party or “bridge” entity under the orderly liquidation authority.

Regardless of what resolution strategy Santander might prefer for resolving its U.S. operations, the FDIC could determine that it is a desirable strategy to resolve the Company in a manner that would, among other things, impose losses on the Company’s shareholder, unsecured debtholders (including holders of our LTD) and other creditors, while permitting the Company’s subsidiaries to continue to operate. It is likely that the application of such an entry strategy in which the Company would be the only legal entity in the U.S. to enter resolution proceedings would result in greater losses to holders of our LTD and other debt securities than the losses that would result from the application of a bankruptcy proceeding or a different resolution strategy for the Company. Assuming the Company entered resolution proceedings and support from the Company to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level could be transferred to the Company and ultimately borne by the Company’s securityholders (including holders of our LTD and other debt securities), with the result that third-party creditors of the Company’s subsidiaries would receive full recoveries on their claims, while the Company’s securityholders (including holders of our LTD) and other unsecured creditors could face significant losses. In addition, in a resolution under the orderly liquidation authority, holders of our LTD and other debt securities of the Company could face losses ahead of our other similarly situated creditors if the FDIC exercised its right, to disregard the strict priority of creditor claims described above.

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

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Effective January 2017, the Federal Reserve finalized a rule adjusting its capital plan and stress testing rules, exempting from the qualitative portion of the CCAR certain BHCs and U.S. IHCs of FBOs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion, and that are not identified as global systemically important banks. Such firms, including the Company, are still required to meet CCAR’s quantitative requirements and are subject to regular supervisory assessments that examine their capital planning processes. In 2017, 2018, and 2019 the Federal Reserve provided its non-objection to SHUSA’s capital plan; however, in 2015 and 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans the Company submitted. There is risk that the Federal Reserve could object to the Company’s future capital plans, which would limit the Company's ability to make capital distributions or take certain capital actions.

Other supervisory actions and restrictions on U.S. activities

In addition to the foregoing, U.S. bank regulatory agencies from time to time take supervisory actions under certain circumstances that restrict or limit a financial institution’s activities. In many instances, we are subject to significant legal restrictions on our ability to disclose these actions or the full details of these actions publicly. In addition, as part of the regular examination process, certain U.S. subsidiaries’ regulators may advise the subsidiary to operate under various restrictions as a prudential matter. The U.S. supervisory environment has become significantly more demanding and restrictive since the financial crisis of 2008. Under the BHC Act, the Federal Reserve has the authority to disallow us and certain of our U.S. subsidiaries from engaging in certain categories of new activities in the United States or acquiring shares or control of other companies in the United States. Such actions and restrictions currently applicable to us or certain of our U.S. subsidiaries could adversely affect our costs and revenues. Moreover, efforts to comply with nonpublic supervisory actions or restrictions could require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions could have a material adverse effect on our business and results of operations, and we may be subject to significant legal restrictions on our ability to publicly disclose these matters or the full details of these actions.

We are subject to potential intervention by any of our regulators or supervisors, particularly in response to customer complaints.

As noted above, our business and operations are subject to increasingly significant rules and regulations relating to the banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and the conduct of our business. These requirements are established by the relevant central banks and regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate. The relationship between the Company and its customers is also regulated extensively under federal and state consumer protection laws. Among other things, these prohibit unfair, deceptive and abusive trading practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, and restrict our ability to raise interest rates.

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

Some of the regulators focus strongly on consumer protection and on conduct risk. This has included a focus on the design and operation of products, the behavior of customers and the operation of markets. Some of the laws in the relevant jurisdictions in which we operate give regulators the power to make temporary product intervention rules either to improve a company's systems and controls in relation to product design, product management and implementation, or address problems identified with financial products. These problems may potentially cause significant detriment to consumers because of certain product features, governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such problems have been solved. Some regulators in the jurisdictions in which we operate also require us to be in compliance with training, authorization and supervision of personnel, systems, processes and documentation requirements. Sales practices with retail customers, including incentive compensation structures related to such practices, have recently been a focus of various regulatory and governmental agencies. If we fail to be compliant with such regulations, there would be a risk of an adverse impact on our business from sanctions, fines or other actions imposed by regulatory authorities.

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

Often, the announcement or other publication of claims or actions that may arise from such litigation and regulatory proceedings or of any related settlement may spur the initiation of similar claims by other customers, clients or governmental entities. In any such claim or action, demands for substantial monetary damages may be asserted against us and may result in financial liability, changes in our business practices or an adverse effect on our reputation or client demand for our products and services. In regulatory settlements since the financial crisis, fines imposed by regulators have increased substantially and may in some cases exceed the profit earned or harm caused by the breach.

Regular and ongoing inspection by our banking and other regulators may result in the need to enhance our regulatory compliance or risk management practices. Such remedial actions may entail significant costs, management attention, and systems development, and such efforts may affect our ability to expand our business until those remedial actions are completed. In some instances, we are subjected to significant legal restrictions on our ability to disclose these types of actions or the full detail of these actions publicly. Our failure to implement enhanced compliance and risk management procedures in a manner and timeframe deemed to be responsive by the applicable regulatory authority could adversely impact our relationship with that regulatory authority and lead to restrictions on our activities or other sanctions.

The magnitude and complexity of projects required to address the Company’s regulatory and legal proceedings, in addition to the challenging macroeconomic environment and pace of regulatory change, may result in execution risk and adversely affect the successful execution of such regulatory or legal priorities.

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

The legislatures and tax authorities in the jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that such reforms would not have an adverse effect upon our business. Aspects of recent U.S. federal income tax reform such as the Tax Cuts and Jobs Act of 2017 limit or eliminate certain income tax deductions, including the home mortgage interest deduction, the deduction of interest on home equity loans and a limitation on the deductibility of property taxes. These limitations and eliminations could affect demand for some of our retail banking products and the valuation of assets securing certain of our loans adversely, increasing our provision for loan losses and reducing profitability.

Credit Risks

If the level of our NPLs increases or our credit quality deteriorates in the future, or if our loan and lease loss reserves are insufficient to cover loan and lease losses, this could have a material adverse effect on us.

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

In addition, the FASB’s ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments was adopted by the Company on January 1, 2020 and increased our ACL by approximately $2.5 billion. This standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. Upon adoption of this standard, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the assets’ remaining expected lives. It is possible that our ongoing reported earnings and lending activity will be impacted negatively in periods following adoption of this ASU. See “Changes in accounting standards could impact reported earnings” below.

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

In addition, auto industry technology changes, accelerated by environmental rules, could affect our auto consumer business, particularly the residual values of leased vehicles, which could have a material adverse effect on our operating results, financial condition and prospects.

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

Increases in interest rates may reduce the volume of loans we originate. Sustained high interest rates have historically discouraged customers from borrowing and have resulted in increased delinquencies in outstanding loans and deterioration in the quality of assets. Increases in interest rates may also reduce the propensity of our customers to prepay or refinance fixed-rate loans. Increases in interest rates may reduce the value of our financial assets and the collateral used to secure our loans, and may reduce gains or require us to record losses on sales of our loans or securities.

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

The execution and performance of derivatives transactions depend on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to adequately monitor, analyze and report derivatives transactions continues to depend, to a great extent, on our IT systems. These factors further increase the risks associated with these transactions and could have a material adverse effect on us.

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

Most of our operations are conducted through our subsidiaries. As a result, our ability to pay dividends, to the extent we decide to do so, depends in part on the ability of our subsidiaries to generate earnings and pay dividends to us. Payment of dividends, distributions and advances by our subsidiaries will be contingent on our subsidiaries’ earnings and business considerations, and are limited by legal and regulatory restrictions. Additionally, our right to receive any assets of our subsidiaries as an equity holder of such subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

Increased competition and industry consolidation may adversely affect our results of operations.

We face substantial competition in all parts of our business from numerous banks and non-bank providers of financial services, including in originating loans and attracting deposits, providing customer service, the quality and range of products and services, technology, interest rates and overall reputation, and we expect competitive conditions to continue to intensify. Our competition comes principally from other domestic and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other lenders and purchasers of loans.

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

New competitors may enter the market or existing competitors may adjust their services with unique product or service offerings or approaches to providing banking services. If we are unable to compete successfully with current and new competitors, or if we are unable to anticipate and adapt our offerings to changing banking industry trends, including technological changes, our business may be adversely affected. In addition, our failure to anticipate or adapt to emerging technologies or changes in customer behavior effectively, including among younger customers, could delay or prevent our access to new digital-based markets, which would in turn have an adverse effect on our competitive position and business. Furthermore, the widespread adoption of new technologies, including cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we continue to grow our internet and mobile banking capabilities. Our customers may choose to conduct business or offer products in areas that may be considered speculative or risky. Such new technologies and the rise in customer use of internet and mobile banking platforms in recent years could negatively impact our investments in bank premises, equipment and personnel for our branch network. The persistence or acceleration of this shift in demand towards internet and mobile banking may necessitate changes to our retail distribution strategy, which may include closing and/or selling certain branches and restructuring our remaining branches and workforce. These actions could lead to losses on these assets and increased expenditures to renovate, reconfigure or close a number of our remaining branches or otherwise reform our retail distribution channel. Furthermore, our failure to keep pace with innovation or to swiftly and effectively implement such changes to our distribution strategy could have an adverse effect on our competitive position.

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

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We recognized a $10.5 million impairment of goodwill in 2017 primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effect of Hurricane Maria. We did not recognize any impairments of goodwill in 2018 or 2019. It is reasonably possible we may be required to record impairment of $4.5 billion of goodwill attributable to SC and SBNA in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

The financial industry in the United States has experienced and may continue to experience more stringent regulation of employee compensation, which could have an adverse effect on our ability to hire or retain the most qualified employees. In addition, due to our relationship with Santander, we are subject to indirect regulation by the European Central Bank, which has recently imposed compensation restrictions that may apply to certain of our executive officers and other employees under the CRD IV prudential rules. These restrictions may impact our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees and conducting business transactions with our counterparties. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, dealing with sectors that are not well perceived by the public (e.g., weapons industries), dealing with customers on sanctions lists, ratings downgrades, compliance failures, unethical behavior, and the activities of customers and counterparties, including activities that affect the environment negatively. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. For example, the role played by financial services firms in the financial crisis and the seeming shift toward increasing regulatory supervision and enforcement have caused public perception of us and others in the financial services industry to decline. Activists increasingly target financial services firms with criticism for relationships with clients engaged in businesses whose products are perceived to be harmful to the health of customers, or whose activities are perceived to affect public safety affect the environment, climate or workers’ rights negatively. Such criticism could increase dissatisfaction among customers, investors and employees of the Company and damage the Company’s reputation. Alternatively, yielding to such activism could damage the Company’s reputation with groups whose views are not aligned with those of the activists. In either case, certain clients and customers may cease to do business with the Company, and the Company’s ability to attract new clients and customers may be diminished.

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

We may be the subject of misinformation and misrepresentations propagated deliberately to harm our reputation or for other deceitful purposes, including by others seeking to gain an illegal market advantage by spreading false information about us. There can be no assurance that we will be able to neutralize or contain false information that may be propagated regarding the Company, which could have an adverse effect on our operating results, financial condition and prospects effectively.

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

Neither the occurrence nor potential impact of disasters (such as earthquakes, hurricanes, tornadoes, floods and other severe weather conditions, pandemics, and other significant public health emergencies, dislocations, fires, explosions, or other catastrophic accidents or events), terrorist activities or international hostilities can be predicted. However, these occurrences could impact us directly (for example, by causing significant damage to our facilities, preventing a subset of our employees from working for a prolonged period and otherwise preventing us from conducting our business in the ordinary course), or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies and defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

Technology and Cybersecurity Risks

Any failure to effectively maintain, secure, improve or upgrade our IT infrastructure and management information systems in a timely manner could have a material adverse effect on us.

Our ability to remain competitive depends in part on our ability to maintain, protect and upgrade our IT on a timely and cost-effective basis. We must continually make significant investments and improvements in our IT infrastructure in order to remain competitive. There can be no assurance that we will be able to maintain the level of capital expenditures necessary to support the improvement or upgrading of our IT infrastructure in the future. Any failure to improve or upgrade our IT infrastructure and management information systems effectively and in a timely manner could have a material adverse effect on us.

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

Nevertheless, while we have not experienced material losses or other material consequences relating to cyberattacks or other information or security breaches, whether directed at us or third parties, our systems, software and networks, as well as those of our clients, vendors, service providers, counterparties and other third parties, may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, cyberattacks such as denial of service, malware, ransomware, phishing, and other events that could result in security breaches or give rise to the manipulation or loss of significant amounts of personal, proprietary or confidential information of our customers, employees, suppliers, counterparties and other third parties, disrupt, sabotage or degrade service on our systems, or result in the theft or loss of significant levels of liquid assets, including cash. As cybersecurity threats continue to evolve and increase in sophistication, we cannot guarantee the effectiveness of our policies, practices and controls to protect against all such circumstances that could result in disruptions to our systems. This is because, among other reasons, the techniques used in cyberattacks change frequently, cyberattacks can originate from a wide variety of sources, and third parties may seek to gain access to our systems either directly or by using equipment or passwords belonging to employees, customers, third-party service providers or other authorized users of our systems. In the event of a cyberattack or security breach affecting a vendor or other third party entity on whom we rely, our ability to conduct business, and the security of our customer information, could be impaired in a manner to that of a cyberattack or security breach affecting us directly. We also may not receive information or notice of the breach in a timely manner, or we may have limited options to influence how and when the cyberattack or security breach is addressed.

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

As attempted cyberattacks continue to evolve in scope and sophistication, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyberattacks to our customers. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party or a cyberattack could result in our inability to recover or restore data that has been stolen, manipulated or destroyed, damage to our systems and those of our clients, customers and counterparties, violations of applicable privacy and other laws, or other significant disruption of operations, including disruptions in our ability to use our accounting, deposit, loan and other systems and our ability to communicate with and perform transactions with customers, vendors and other parties. These effects could be exacerbated if we would need to shut down portions of our technology infrastructure temporarily to address a cyberattack, if our technology infrastructure is not sufficiently redundant to meet our business needs while an aspect of our technology is compromised, or if a technological or other solution to a cyberattack is slow to be developed. Even if we timely resolve the technological issues in a cyberattack, a temporary disruption in our operations could adversely affect customer satisfaction and behavior, expose us to reputational damage, contractual claims, regulatory, supervisory or enforcement actions, or litigation.

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

The accounting standard setters and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of our Consolidated Financial Statements. These changes can materially impact how we record and report our financial condition and results of operations, as well as affect the calculation of our capital ratios. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

For example, as noted in Note 2 to the Consolidated Financial Statements in this Form 10-K, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The adoption of this standard resulted in the increase in the ACL of approximately $2.5 billion and a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase is based on forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. The standard did not have a material impact on the Company’s other financial instruments. Additionally, we elected to utilize regulatory relief which will permit us to phase in 25 percent of the capital impact of CECL in our calculation of regulatory capital amounts and ratios in 2020, and an additional 25 percent each subsequent year until fully phased-in by the first quarter of 2023.

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

Disclosure controls and procedures over financial reporting are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We also maintain a system of internal controls over financial reporting. However, these controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgement and breakdowns resulting from human failures. Controls can be circumvented by collusion or improper management override. Because of these limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis.

Further, there can be no assurance that we will not suffer from material weaknesses in disclosure controls and processes over financial reporting in the future. If we fail to remediate any future material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements and limit our ability to raise capital. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

•
SC's business and results of operations could be negatively impacted if it fails to manage and complete divestitures. SC regularly evaluates its portfolio in order to determine whether an asset or business may no longer be aligned with its strategic objectives. For example, in October 2015, SC disclosed a decision to exit the personal lending business and to explore strategic alternatives for its existing personal lending assets. Of its two primary lending relationships, SC completed the sale of substantially all of its loans associated with the LendingClub relationship in February 2016. SC continues to classify loans from its other primary lending relationship, Bluestem, as held-for-sale. SC remains a party to agreements with Bluestem that obligate it to purchase new advances originated by Bluestem, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and which is renewable through April 2022 at Bluestem's option. Both parties have the right to terminate this agreement upon written notice if certain events were to occur, including if there is a material adverse change in the financial reporting condition of either party. Although SC is seeking a third party willing and able to take on this obligation, it may not be successful in finding such a party, and Bluestem may not agree to the substitution. SC has recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as the portfolio is held, particularly due to the new volume it is committed to purchase. Until SC finds a third party to assume this obligation, there is a risk that material changes to its relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect SC’s business, financial condition and results of operations. On March 9, 2020, Bluestem Brands, Inc., together with certain of its affiliates, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware.

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

In February 2013, SC entered into the Chrysler Agreement with FCA through which SC launched the Chrysler Capital brand on May 1, 2013. Through the Chrysler Capital brand, SC originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services SC provides under the Chrysler Agreement include providing (1) credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products FCA sells or distributes, (2) automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, (3) financing for commercial and fleet customers, and (4) ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. On June 28, 2019, the Company entered into an amendment of the Chrysler Agreement which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. This amendment also terminated a previously disclosed tolling agreement, dated July 11, 2018, between SC and FCA.

In May 2013, in accordance with the terms of the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable payment, to be amortized over ten years. In addition, in June 2019, in connection with the execution of the amendment to the Chrysler Agreement, SC paid a $60 million upfront fee to FCA. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement were terminated in accordance with its term.

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

The Chrysler Agreement is subject to early termination in certain circumstances, including SC's failure to meet certain key performance metrics, provided FCA treats SC in a manner consistent with other comparable OEMs. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or SC's other stockholders owns 20% or more of SC’s common stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls, or becomes controlled by, an OEM that competes with FCA or (iii) certain of SC’s credit facilities become impaired. In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. There is no maximum limit on the size of FCA’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that SC ultimately receives less than what it believes to be the fair market value for such interest, and the loss of its associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that SC would be able to re-deploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing SC’s profitability.

SC’s ability to realize the full strategic and financial benefits of its relationship with FCA depends in part on the successful development of its Chrysler Capital business, which requires a significant amount of management's time and effort as well as the success of FCA's business. If FCA exercises its equity option, if the Chrysler Agreement (or FCA's limited exclusivity obligations thereunder) were to terminate, or if SC otherwise is unable to realize the expected benefits of its relationship with FCA, including as a result of FCA's bankruptcy or loss of business, there could be a materially adverse impact to SHUSA's and SC’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of SHUSA's and SC’s portfolio, liquidity, reputation, funding costs and growth, and SHUSA's and SC's ability to obtain or find other OEM relationships or to otherwise implement our business strategy could be materially adversely affected.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2019, the Company utilized 760 buildings that occupy a total of 6.7 million square feet, including 184 owned properties with 1.4 million square feet, 453 leased properties with 3.8 million square feet, and 123 sale-and-leaseback properties with 1.5 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location.

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

The majority of these eleven Company properties identified above are utilized for general corporate purposes. The remaining 749 properties consist primarily of bank branches and lending offices. Of the total number of buildings, the Bank has 588 retail branches, and BSPR has 27 retail branches.

For additional information regarding the Company's properties refer to Note 6 - "Premises and Equipment" and Note 9 - "Other Assets" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Refer to Note 15 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 20 to the Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

At February 28, 2019, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2019, 2018, or 2017.

During the years ended December 31, 2019, 2018, and 2017 the Company declared and paid cash dividends of $400.0 million, $410.0 million, and $10.0 million respectively, to its shareholder.

Refer to the "Liquidity and Capital Resources" section in Item 7 of the MD&A for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015
Balance Sheet Data
Total assets	$149,499,477	$135,634,285	$128,274,525	$138,360,290	$141,106,832
Loans HFI, net of allowance	89,059,251	83,148,738	76,795,794	82,005,321	83,779,641
Loans held-for-sale	1,420,223	1,283,278	2,522,486	2,586,308	3,190,067
Total investments (2)	19,274,235	15,189,024	16,871,855	19,415,330	22,768,783
Total deposits and other customer accounts	67,326,706	61,511,380	60,831,103	67,240,690	65,583,428
Borrowings and other debt obligations (2)(3)	50,654,406	44,953,784	39,003,313	43,524,445	49,828,582
Total liabilities	125,100,647	111,787,053	104,583,693	115,981,532	119,259,732
Total stockholder's equity	24,398,830	23,847,232	23,690,832	22,378,758	21,847,100
Summary Statement of Operations
Total interest income	$8,650,195	$8,069,053	$7,876,079	$7,989,751	$8,137,616
Total interest expense	2,207,427	1,724,203	1,452,129	1,425,059	1,236,210
Net interest income	6,442,768	6,344,850	6,423,950	6,564,692	6,901,406
Provision for credit losses (4)	2,292,017	2,339,898	2,759,944	2,979,725	4,079,743
Net interest income after provision for credit losses	4,150,751	4,004,952	3,664,006	3,584,967	2,821,663
Total non-interest income (5)	3,729,117	3,244,308	2,901,253	2,755,705	2,905,035
Total general, administrative and other expenses (6)	6,365,852	5,832,325	5,764,324	5,386,194	9,381,892
Income/(loss) before income taxes	1,514,016	1,416,935	800,935	954,478	(3,655,194)
Income tax provision/(benefit) (7)	472,199	425,900	(157,040)	313,715	(599,758)
Net income / (loss) (9)	$1,041,817	$991,035	$957,975	$640,763	$(3,055,436)
Selected Financial Ratios (8)
Return on average assets	0.73%	0.76%	0.71%	0.45%	(2.18)%
Return on average equity	4.23%	4.11%	4.10%	2.88%	(11.98)%
Average equity to average assets	17.31%	18.37%	17.39%	15.67%	18.15%
Efficiency ratio	62.58%	60.82%	61.81%	57.79%	95.67%

(1)
On July 1, 2016, ownership of several Santander subsidiaries, including Santander BanCorp, BSI, SIS and SSLLC, were transferred to the Company. As these entities were and are solely owned and controlled by Santander prior to and after July 1, 2016, in accordance with Accounting Standards Codification ("ASC") 805, the transaction has been accounted for under the common control guidance, which requires the Company to recognize the assets and liabilities transferred at their historical cost of the transferring entity at the date of the transfer. Additionally, as this transaction represents a change in reporting entity, the guidance requires retrospective combination of the entities for all periods presented in these financial statements as if the combination had been in effect since inception of common control. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. On July 2, 2018, an additional Santander subsidiary, SAM, an investment adviser located in Puerto Rico, was transferred to the Company. SFS and SAM are entities under common control of Santander; however, their results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company on both an individual and aggregate basis. As a result, the Company has reported the results of SFS on a prospective basis beginning July 1, 2017 and the results of SAM on a prospective basis beginning July 1, 2018.

(2)
The increase in total investments from 2018 to 2019 was due to the purchase of additional AFS treasury securities. The decreases in Total investments and corresponding decreases in Borrowings and other debt obligations from 2016 to 2017 and 2015 to 2016 were primarily driven by the use of proceeds from the sales of investment securities to repurchase and pay off its outstanding borrowings.

(3)	The increase in Borrowings and other debt obligations from 2018 to 2019 was primarily a result of the Company funding the growth of the loan portfolio and operating lease portfolio.

(4)
The decrease in the Provision for credit losses from 2017 to 2018 was primarily due to lower net charge-offs on the RIC portfolio, accompanied by a recovery on the purchased RIC portfolio and lower provision on the originated RIC portfolio and the commercial loan portfolio. The decrease from 2015 to 2016 was primarily due to significantly lower provision on the purchased RIC portfolio, accompanied by slightly lower net charge-offs across the total loan portfolio.

(5)	The increase in Non-interest income from 2018 to 2019 and 2017 to 2018 is primarily attributable to an increase in lease income corresponding to the growth of the operating lease portfolio.

(6)
General, administrative, and other expenses increased annually between 2016 and 2019, primarily due to growth in compensation and benefits and lease expense, driven by corresponding growth of the operating lease portfolio. In 2015, this line included a $4.5 billion goodwill impairment charge on SC.

(7)
Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information on the Company's income taxes. The income tax benefit in 2017 was due to the impact of the TCJA, resulting in a tax benefit to the Company. The income tax benefit in 2015 was primarily the result of the release of the deferred tax liability in conjunction with the goodwill impairment charge.

(8)	For the calculation components of these ratios, see the Non-GAAP Financial Measures section of the MD&A.

(9)
Includes net income/(loss) attributable to NCI of $288.6 million, $283.6 million, $405.6 million, $277.9 million, and $(1.7) billion for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

ITEM 7 - MD&A

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association, and owns approximately 72.4% (as of December 31, 2019) of SC, a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Santander. SHUSA is also the parent company of Santander BanCorp , a holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, BSPR; SSLLC, a registered broker-dealer headquartered in Boston; BSI, a financial services company headquartered in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, Santander Asset Management, LLC, are registered investment advisers with the SEC.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and securitization of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers. Further information about SC’s business is provided below in the “Chrysler Capital” section.

SC is managed through a single reporting segment which included vehicle financial products and services, including RICs, vehicle leases, and dealer loans, as well as financial products and services related to recreational and marine vehicles and other consumer finance products.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it holds other consumer finance products. However, in 2015, SC announced its exit from personal lending and, accordingly, all of its personal lending assets are classified as HFS at December 31, 2019.

Chrysler Capital

 Since May 2013, under the ten-year private label financing agreement with FCA that became effective May 1, 2013 (the "Chrysler Agreement"), SC has operated as FCA’s preferred provider for consumer loans, leases and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

Chrysler Capital continues to be a focal point of the Company's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA, which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the Chrysler Agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company's average penetration rate for the third quarter of 2019 was 34%, an increase from 30% for the same period in 2018.

SC has dedicated financing facilities in place for its Chrysler Capital business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the year ended December 31, 2019, SC originated $12.8 billion in Chrysler Capital loans, which represented 56% of the UPB of its total RIC originations, with an approximately even share between prime and non-prime, as well as $8.5 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during the year ended December 31, 2019 were under the Chrysler Agreement. Since its May 2013 launch, Chrysler Capital has originated more than $65.9 billion in retail loans (excluding the SBNA RIC origination program) and purchased $41.9 billion in leases.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the fourth quarter of 2019, unemployment remained low and year-to-date market results were positive, recovering from a volatile fourth quarter of 2018.

The unemployment rate at December 31, 2019 was 3.5% compared to 3.5% at September 30, 2019, and was lower compared to 3.9% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose in the retail trade, and healthcare, while mining employment decreased.

The BEA advance estimate indicates that real gross domestic product grew at an annualized rate of 2.1% for the fourth quarter of 2019, consistent with the advance estimated growth of 2.1% for the third quarter of 2019. Growth continued to be driven by increases in personal consumption expenditures, federal government spending, and state and local government spending. In addition, imports, which are a subtraction to in the calculation of the gross domestic product, decreased. These positive contributions were offset by decreases to private inventory investment and non-residential fixed investments.

Market year-to-date returns for the following indices based on closing prices at December 31, 2019 were:

December 31, 2019
Dow Jones Industrial Average	22.0%
S&P 500	28.5%
NASDAQ Composite	34.8%

At its December 2019 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target at 1.50%, to continue to support economic expansion, current strength in labor market conditions, and inflation near its targeted objective. Overall inflation remains below the targeted rate of 2.0%.

The ten-year Treasury bond rate at December 31, 2019 was 1.90%, down from 2.69% at December 31, 2018. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

Current mortgage origination and refinancing information is not yet available. Based on the most current information released based on September 2019 statistics, mortgage originations increased 29.74% year-over-year, which included an increased 6.21% in mortgage originations for home purchases and an increased 103.1% in mortgage originations from refinancing activity from the same period in 2018. These rates are representative of U.S. national average mortgage origination activity.

The ratio of NPLs to total gross loans for U.S. banks declined for six consecutive years, to just under 1.5% in 2015. NPL trends have remained relatively low since that time. NPLs for U.S. commercial banks were approximately 0.87% of loans using the latest available data, which was as of the third quarter of 2019, compared to 0.95% for the prior year.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for the Bank, BSPR, SHUSA, Santander, and the Kingdom of Spain, as of December 31, 2019:

	BANK			BSPR(1)(2)			SHUSA
	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Stable	Stable	Stable	N/A	Stable	Stable	Stable	Stable

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A2	A	A-	Baa1	A	A-
Short-Term	P-1	A-1	F-2	P-2	A-1	F-1
Outlook	Stable	Stable	Stable	Stable	Stable	Stable
(1)    P-1 Short Term Deposit Rating; P-2 Short Term Debt Rating.
(2)    Outlook currently is Stable and under review with the possibility of a downgrade.

Moody's announced completion of its periodic reviews and affirmed its ratings over SHUSA, SBNA and BSPR in March 2019. Spain in August 2019 and Santander in June 2019. Fitch affirmed its ratings and outlook for Spain in December 2019 and BSPR in October 2019.

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

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including the Bank and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's banking and bank holding company subsidiaries are further supervised by the FDIC and the OCC. As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB. Santander BanCorp and BSPR also are supervised by the Puerto Rico Office of the Commissioner of Financial Institutions.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FBOs

In February 2014, the Federal Reserve issued the final rule implementing certain EPS mandated by the DFA. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. In addition, the Final Rule required U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS and heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander was subject to both of the above provisions of the Final Rule. As a result of this rule, Santander has transferred substantially all of its U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016.

Economic Growth Act

In May 2018, the Economic Growth Act was signed into law. The Economic Growth Act scales back certain requirements of the DFA. In October 2019, the Federal Reserve finalized a rulemaking implementing the changes required by the Economic Growth Act. The rulemaking provides a tailored approach to the EPS mandated by Section 165 of the DFA. Under the new tailored approach, banks are placed into different categories based on asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank assets, and off-balance sheet exposure. The tailoring rule applies to both Santander and the Company. Both Santander and the Company were placed into Category four of the tailoring rule. The new tailored standards are discussed further below.

Regulatory Capital Requirements

U.S. Basel III regulatory capital rules are applicable to both SHUSA and the Bank and establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets.

These rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that, when fully phased in, require banking organizations, including the Company and the Bank, to maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios was phased in effective January 1, 2019. This buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2019, the Bank met the criteria to be classified as “well-capitalized.”

On April 10, 2018, the Federal Reserve issued a NPR seeking comment on a proposal to simplify capital rules for large banks.  If finalized as proposed, the NPR would replace the capital conservation buffer. The capital conservation buffer would be replaced with a new SCB. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The proposal would result in new regulatory capital minimums which are equal to 4.5% CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. These new minimums would be firm-specific and would trigger restrictions on capital distributions and discretionary bonuses in the event a firm falls below their new minimums. Firms would still submit a capital plan annually. Supervisory expectations for capital planning processes would not change under the proposal. The Company does not expect this NPR, if finalized as proposed, to have a material impact on its current or future planned capital actions. This rule was finalized on March 4, 2020, and its impact is being evaluated.

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

Liquidity Rules

The Federal Reserve, the FDIC, and the OCC have established a rule to implement the Basel III LCR for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. Smaller covered companies (more than $50 billion in assets) such as the Company were required to calculate the LCR monthly beginning January 2016.

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

Resolution Planning

The DFA requires all BHCs and FBOs with assets of $50 billion or more to prepare and regularly update resolution plans. The 165(d) Resolution Plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) Resolution Plan was submitted to the Federal Reserve and FDIC in December 2018. In addition, under amended Federal Deposit Insurance Corporation Improvements Act rules, the IDI resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The most recent IDI resolution plan was submitted to the FDIC in June 2018. SHUSA and SBNA are currently awaiting feedback.

TLAC

The TLAC Rule requires certain U.S. organizations to maintain a minimum amount of loss-absorbing instruments, including a minimum amount of unsecured LTD. The TLAC Rule applies to U.S. GSIBs and to IHCs with $50 billion or more in U.S. non-branch assets that are controlled by a global systemically important FBO. The Company is such an IHC.

Under the TLAC Rule, companies are required to maintain a minimum amount of TLAC, which consists of a minimum amount of LTD and Tier 1 capital. As a result, SHUSA must hold the higher of 18% of its RWAs or 9% of its total consolidated assets in the form of TLAC, of which 6% of its RWAs or 3.5% of total consolidated assets must consist of LTD. In addition, SHUSA must maintain a TLAC buffer composed solely of CET1 capital and will be subject to restrictions on capital distributions and discretionary bonus payments based on the size of the TLAC buffer it maintains. The TLAC Rule became effective on January 1, 2019.

Volcker Rule

The DFA added new Section 13 to the Bank Holding Company Act, which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a Covered Fund: (i) acquiring or retaining any equity, partnership or other ownership interest in the Covered Fund; (ii) controlling the Covered Fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the Covered Fund. These prohibitions are subject to certain exemptions for permitted activities.

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

Market Risk Rule

The market risk rule requires certain national banks to measure and hold risk-based regulatory capital for the market risk of their covered positions. The bank must measure and hold capital for its market risk using its internal-risk based models. The market risk rule outlines quantitative requirements for the bank's internal risk based models, as well as qualitative requirements for the bank's management of market risk. Banks subject to the market risk rule must also measure and hold market risk regulatory capital for the specific risk associated with certain debt and equity positions.

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. At September 30, 2019, SBNA reported aggregate trading exposure in excess of the market risk threshold, and as a result, both the Company and SBNA began holding the market risk component within RWA of the risk-based capital ratios, and submitted the FFIEC 102 - Market Risk Regulatory Report beginning for the period ended December 31, 2019. The incorporation of market risk within regulatory capital has resulted in a decrease in the risk-based capital ratios.

Capital Simplification Rule

The federal banking agencies are adopting a final rule that simplifies for non-advanced approaches banking organizations the generally applicable capital rules and makes a number of technical corrections. Specifically, it reverses the previous transition provision freeze on MSRs and deferred tax assets by modifying the risk-weight from 100% to 250%. The rule will also replace the existing methodology for calculating includible minority interest with a flat 10% limit at each capital level. The increased risk weighting presents an unfavorable decline to the Company's risk-based ratios, but it is estimated that the Tier 1 and total capital ratios will improve overall due to the additional minority interest includible under the simplified rule. The capital simplification rule becomes effective April 1, 2020; however, regulators have granted the option for institutions to adopt early on January 1, 2020. The Company plans to adopt this new rule on April 1, 2020.

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

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs transactions of the Company and its banking subsidiaries with affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulation AB II

Regulation AB II, among other things, expanded disclosure requirements and modified the offering and shelf registration process for ABS. SC must comply with these rules, which impact all offerings of publicly registered ABS and all reports under the Exchange Act, for outstanding publicly-registered ABS, and affect SC's public securitization platform.

CRA

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

On December 12, 2019, the OCC and the FDIC jointly issued the CRA NPR to modernize the regulatory framework implementing the CRA.   The CRA NPR generally focuses on clarifying and expanding the activities that qualify for CRA consideration, providing benchmarks to determine what levels of activity are necessary to obtain a particular CRA rating, establishing additional assessment areas based on the location of a bank’s deposits, and increasing clarity and consistency in reporting.  The CRA NPR contemplates that regulators will provide a publicly available, non-exhaustive list of activities that would automatically receive CRA consideration.   In addition, the CRA NPR allows banks to receive consideration for certain qualifying activities conducted outside their assessment areas. It currently is unclear when and in what manner the OCC and FDIC will finalize the CRA NPR.

Other Regulatory Matters

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolved the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order required SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected service members, consisting of $10,000 per service member plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per service member for each instance where SC sought to collect repossession-related fees on accounts for which a repossession was conducted by a prior account-holder. The consent order required SC to undertake additional remedial measures. The consent order also subjected SC to monitoring by the DOJ for compliance with the SCRA for a period of five years. The consent order terminated as of February 26, 2019.

On March 21, 2017, SC and the Company entered into a written agreement with the FRB of Boston. Under the terms of that agreement, SC is required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and the Company is required to enhance its oversight of SC's management and operations.

As of December 31, 2019, SSLLC had received 751 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 439 arbitration cases pending as of December 31, 2019. The Company has experienced a decrease in the volume of claims since September 30, 2019; however, it is reasonably possible that it could experience an increase in claims in future periods.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this annual report:

•
Santander UK holds accounts for two customers, with the first customer holding one savings account and one current account and the second customer holding one savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2019 were negligible relative to the overall profits of Santander.

•
During the period covered by this annual report, Santander UK held one savings account with a balance of £1.24, and one current account with a balance of £1,884.53, for another customer resident in the UK who is currently designated by the U.S. under the SDGT sanctions program. The customer relationship pre-dates the designations of the customer under these sanctions. The United Nations and European Union removed this customer from their equivalent sanctions lists in 2008. Santander UK determined to put a block on these accounts, and the accounts were subsequently closed on 14 January 2019. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2019 were negligible relative to the overall profits of Santander.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the year ended December 31, 2019. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the year ended December 31, 2019.

•
The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

•
During the period covered by this annual report, Santander Brasil held one current account with a balance of R$100.00 for a customer resident in Brazil who is currently designated by the U.S. under the SDGT sanctions program. The customer relationship pre-dates the designation of the customer under these sanctions. Santander Brasil determined to terminate the account even prior to the customer being formally designated under the SDGT sanctions program on September 10, 2019, and the account was subsequently closed on October 9, 2019. Revenues and profits generated by Santander Brasil on this account in the year ended December 31, 2019 were negligible relative to the overall profits of Santander.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2019 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for ALLL and the reserve for unfunded lending commitments, estimates of expected residual values of leased vehicles subject to operating leases, accretion of discounts and subvention on RICs, goodwill, fair value measurements and income taxes as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by DCF. No such impairment was recognized in 2019, 2018, or 2017.

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

Accretion of Discounts and Subvention on RICs

LHFI include the RIC portfolio which consists largely of nonprime automobile loans, and which are primarily acquired individually from dealers at a nonrefundable discount from the contractual principal amount. The Company also pays dealer participation on certain receivables. The amortization of discounts, subvention payments from manufacturers, and other origination costs are recognized as adjustments to the yield of the related contracts. The Company applies significant assumptions, including prepayment speeds, in estimating the accretion rates used to approximate effective yield.

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

As more fully described in Note 23 to the Consolidated Financial Statements, a reporting unit is an operating segment or one level below. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2019, the reporting units with assigned goodwill were Consumer and Business Banking, C&I, CRE & VF, CIB, and SC.

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

All of the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impacts the estimated fair value of the aforementioned reporting units include such items as:

•	a prolonged downturn in the business environment in which the reporting units operate;

•	an economic recovery that significantly differs from our assumptions in timing or degree;

•	volatility in equity and debt markets resulting in higher discount rates and unexpected regulatory changes;

•	Specific to the SC reporting unit, a decrease in SC's share price would impact the fair value of the reporting segment.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

The Company accounts for income taxes under the asset and liability method, which includes considerable judgment. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including investments in subsidiaries. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis are as follows: (a) the expectation of future earnings; (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SC, based on current policies and practices of SC; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carryforwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies; and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences. The Company makes certain assertions in regards to its investment in subsidiaries, which impact whether a deferred tax liability is recorded for the book over tax basis difference in the investment in these subsidiaries. This requires the Company to make judgments with respect to its ability to permanently reinvest its earnings in foreign subsidiaries and its ability to recover its investment in domestic subsidiaries in a tax free manner.

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of its operating subsidiaries and unconsolidated investees. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regard to the realizability of its deferred tax asset. The Company continues to forecast sufficient taxable income to fully realize its current deferred tax assets. Forecasted taxable income is subject to changes in overall market and global economic conditions.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following MD&A compares and discusses operating results for the years ended December 31, 2019 and 2018. For a discussion of our results of operations for 2018 versus 2017, See Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2018 Form 10-K, filed with the SEC on March 15, 2019.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,		Year To Date Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$6,442,768	$6,344,850	$97,918	1.5%
Provision for credit losses	(2,292,017)	(2,339,898)	(47,881)	(2.0)%
Total non-interest income	3,729,117	3,244,308	484,809	14.9%
General, administrative and other expenses	(6,365,852)	(5,832,325)	533,527	9.1%
Income before income taxes	1,514,016	1,416,935	97,081	6.9%
Income tax provision	472,199	425,900	46,299	10.9%
Net income	$1,041,817	$991,035	$50,782	5.1%
Net income attributable to non-controlling interest	288,648	283,631	5,017	1.8%
Net income attributable to SHUSA	$753,169	$707,404	$45,765	6.5%

The Company reported pre-tax income of $1.5 billion for the year ended December 31, 2019, compared to pre-tax income of $1.4 billion for the corresponding period in 2018. Factors contributing to this change have been discussed further in the sections below.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEAR ENDED DECEMBER 31, 2019 AND 2018
	2019 (1)			2018 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$22,175,778	$551,713	2.49%	$21,342,992	$522,677	2.45%	$29,036	$20,470	$8,566
LOANS(3):
Commercial loans	33,452,626	1,430,831	4.28%	31,416,207	1,325,001	4.22%	105,830	86,791	19,039
Multifamily	8,398,303	346,766	4.13%	8,191,487	328,147	4.01%	18,619	8,520	10,099
Total commercial loans	41,850,929	1,777,597	4.25%	39,607,694	1,653,148	4.17%	124,449	95,311	29,138
Consumer loans:
Residential mortgages	9,959,837	400,943	4.03%	9,716,021	392,660	4.04%	8,283	9,189	(906)
Home equity loans and lines of credit	5,081,252	256,030	5.04%	5,602,240	261,745	4.67%	(5,715)	(38,604)	32,889
Total consumer loans secured by real estate	15,041,089	656,973	4.37%	15,318,261	654,405	4.27%	2,568	(29,415)	31,983
RICs and auto loans	32,594,822	4,972,829	15.26%	27,559,139	4,570,641	16.58%	402,188	712,717	(310,529)
Personal unsecured	2,449,744	664,069	27.11%	2,362,910	630,394	26.68%	33,675	23,407	10,268
Other consumer(4)	374,712	27,014	7.21%	526,170	37,788	7.18%	(10,774)	(10,932)	158
Total consumer	50,460,367	6,320,885	12.53%	45,766,480	5,893,228	12.88%	427,657	695,777	(268,120)
Total loans	92,311,296	8,098,482	8.77%	85,374,174	7,546,376	8.84%	552,106	791,088	(238,982)
Intercompany investments	—	—	—%	3,572	142	3.98%	(142)	(142)	—
TOTAL EARNING ASSETS	114,487,074	8,650,195	7.56%	106,720,738	8,069,195	7.56%	581,000	811,416	(230,416)
Allowance for loan losses(5)	(3,802,702)			(3,835,182)
Other assets(6)	31,624,211			28,346,465
TOTAL ASSETS	$142,308,583			$131,232,021
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,724,077	$83,794	0.78%	$9,116,631	$40,355	0.44%	$43,439	$8,071	$35,368
Savings	5,794,992	13,132	0.23%	5,887,341	12,325	0.21%	807	(159)	966
Money market	24,962,744	317,300	1.27%	25,308,245	248,683	0.98%	68,617	(3,321)	71,938
CDs	8,291,400	160,245	1.93%	5,989,993	87,765	1.47%	72,480	39,944	32,536
TOTAL INTEREST-BEARING DEPOSITS	49,773,213	574,471	1.15%	46,302,210	389,128	0.84%	185,343	44,535	140,808
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	5,471,080	143,804	2.63%	2,066,575	53,674	2.60%	90,130	89,499	631
Other borrowings	41,710,311	1,489,152	3.57%	38,152,038	1,281,401	3.36%	207,751	124,401	83,350
TOTAL BORROWED FUNDS (7)	47,181,391	1,632,956	3.46%	40,218,613	1,335,075	3.32%	297,881	213,900	83,981
TOTAL INTEREST-BEARING FUNDING LIABILITIES	96,954,604	2,207,427	2.28%	86,520,823	1,724,203	1.99%	483,224	258,435	224,789
Noninterest bearing demand deposits	14,572,605			15,117,229
Other liabilities(8)	6,141,813			5,490,385
TOTAL LIABILITIES	117,669,022			107,128,437
STOCKHOLDER’S EQUITY	24,639,561			24,103,584
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$142,308,583			$131,232,021

NET INTEREST SPREAD (9)			5.28%			5.57%
NET INTEREST MARGIN (10)			5.63%			5.95%
NET INTEREST INCOME (11)		$6,442,768			$6,344,850

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 11 to the Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$174,189	$137,753	$36,436	26.5%
Investments AFS	280,927	297,557	(16,630)	(5.6)%
Investments HTM	70,815	68,525	2,290	3.3%
Other investments	25,782	18,842	6,940	36.8%
Total interest income on investment securities and interest-earning deposits	551,713	522,677	29,036	5.6%
Interest on loans	8,098,482	7,546,376	552,106	7.3%
Total interest income	8,650,195	8,069,053	581,142	7.2%
INTEREST EXPENSE:
Deposits and customer accounts	574,471	389,128	185,343	47.6%
Borrowings and other debt obligations	1,632,956	1,335,075	297,881	22.3%
Total interest expense	2,207,427	1,724,203	483,224	28.0%
NET INTEREST INCOME	$6,442,768	$6,344,850	$97,918	1.5%

Net interest income increased $97.9 million for the year ended December 31, 2019 compared to 2018.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $29.0 million for the year ended December 31, 2019 compared to 2018. The average balances of investment securities and interest-earning deposits for the year ended December 31, 2019 was $22.2 billion with an average yield of 2.49%, compared to an average balance of $21.3 billion with an average yield of 2.45% for the corresponding period in 2018. The increase in interest income on investment securities and interest-earning deposits for the year ended December 31, 2019 was primarily due to an increase in the average yield on interest-earning deposits resulting from 2018 increases to the federal funds rate. During 2019, the federal funds rate was lowered three times; this has had an effect of partially offsetting increases in interest income on deposits and investments.

Interest Income on Loans

Interest income on loans increased $552.1 million for the year ended December 31, 2019, compared to 2018. This increase was primarily due to the growth of total loans. The average balance of total loans increased $6.9 billion for the year ended December 31, 2019 compared to 2018. This overall increase in loans was primarily driven by the continued growth of the commercial portfolio, auto loans and RICs; however, the average rate has decreased on the RIC portfolio due to more prime loan originations as a result of the SBNA origination program.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $185.3 million for the year ended December 31, 2019 compared to 2018. This increase was primarily due to overall higher interest rates and increased deposits. Higher rates were offered to customers on various deposit products in order to attract and grow the customer base. The average balance of total interest-bearing deposits was $49.8 billion with an average cost of 1.15% for the year ended December 31, 2019, compared to an average balance of $46.3 billion with an average cost of 0.84% for the year ended December 31, 2018.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $297.9 million for the year ended December 31, 2019 compared to 2018. This increase was due to higher interest rates being paid and increased balances during the year ended December 31, 2019. The average balance of total borrowings was $47.2 billion with an average cost of 3.46% for the year ended December 31, 2019, compared to an average balance of $40.2 billion with an average cost of 3.32% for 2018. The average balance of borrowed funds increased for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses was primarily comprised of the provision for loan and lease losses for the years ended December 31, 2019 and December 31, 2018 of $2.3 billion and $2.4 billion, respectively.

	Year Ended December 31,		YTD Change
(in thousands)	2019	2018	Dollar	Percentage
ALLL, beginning of period	$3,897,130	$3,994,887	$(97,757)	(2.4)%
Charge-offs:
Commercial	(185,035)	(108,750)	(76,285)	70.1%
Consumer	(5,364,673)	(4,974,547)	(390,126)	7.8%
Unallocated	(275)	—	(275)	100.0%
Total charge-offs	(5,549,983)	(5,083,297)	(466,686)	9.2%
Recoveries:
Commercial	53,819	60,140	(6,321)	(10.5)%
Consumer	2,954,391	2,572,607	381,784	14.8%
Total recoveries	3,008,210	2,632,747	375,463	14.3%
Charge-offs, net of recoveries	(2,541,773)	(2,450,550)	(91,223)	3.7%
Provision for loan and lease losses (1)	2,290,832	2,352,793	(61,961)	(2.6)%
ALLL, end of period	$3,646,189	$3,897,130	$(250,941)	(6.4)%
Reserve for unfunded lending commitments, beginning of period	$95,500	$109,111	$(13,611)	(12.5)%
Release of reserves for unfunded lending commitments (1)	1,185	(12,895)	14,080	(109.2)%
Loss on unfunded lending commitments	(4,859)	(716)	(4,143)	578.6%
Reserve for unfunded lending commitments, end of period	91,826	95,500	(3,674)	(3.8)%
Total ACL, end of period	$3,738,015	$3,992,630	$(254,615)	(6.4)%

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan and lease losses and the provision for unfunded lending commitments.

The Company's net charge-offs increased $91.2 million for the year ended December 31, 2019 compared to 2018.

Consumer charge-offs increased $390.1 million for the year ended December 31, 2019 compared to 2018. The increase was primarily comprised of a $391.2 million increase in RIC and consumer auto loan charge-offs.

Consumer recoveries increased $381.8 million for the year ended December 31, 2019 compared to 2018. The increase was primarily comprised of a $345.6 million increase in RIC and consumer auto loan recoveries, and a $21.1 million increase in indirect purchased loan recoveries.

Consumer net charge-offs as a percentage of average consumer loans were 4.8% for the year ended December 31, 2019 compared to 5.2% in 2018.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial charge-offs increased $76.3 million for the year ended December 31, 2019 compared to 2018. The increase was primarily comprised of an $89.1 million increase in Corporate Banking charge-offs.

Commercial recoveries decreased $6.3 million for the year ended December 31, 2019 compared to 2018.

NON-INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Consumer fees	$391,495	$413,934	$(22,439)	(5.4)%
Commercial fees	157,351	154,213	3,138	2.0%
Lease income	2,872,857	2,375,596	497,261	20.9%
Miscellaneous income, net	301,598	307,282	(5,684)	(1.8)%
Net gains/(losses) recognized in earnings	5,816	(6,717)	12,533	186.6%
Total non-interest income	$3,729,117	$3,244,308	$484,809	14.9%
Total non-interest income increased $484.8 million for the year ended December 31, 2019 compared to 2018. This increase was primarily due to an increase in lease income. The increase was partially offset by decreases in consumer fees due to the reduction of loans serviced by the Company.

Consumer fees

Consumer fees decreased $22.4 million for the year ended December 31, 2019 compared to 2018. This decrease was primarily related to a decrease in loan fees income, which was attributable to a reduction in loans serviced by the Company.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees remained relatively stable for the year ended December 31, 2019 compared to 2018.

Lease income

Lease income increased $497.3 million for the year ended December 31, 2019 compared to 2018. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $15.3 billion for the year ended December 31, 2019, compared to $12.3 billion for 2018.

Miscellaneous income/(loss)

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$44,315	$34,612	$9,703	28.0%
BOLI	62,782	58,939	3,843	6.5%
Capital market revenue	197,042	165,392	31,650	19.1%
Net gain on sale of operating leases	135,948	202,793	(66,845)	(33.0)%
Asset and wealth management fees	175,611	165,765	9,846	5.9%
Loss on sale of non-mortgage loans	(397,965)	(351,751)	(46,214)	(13.1)%
Other miscellaneous income, net	83,865	31,532	52,333	166.0%
Total miscellaneous income/(loss)	$301,598	$307,282	$(5,684)	(1.8)%

Miscellaneous income decreased $5.7 million for the year ended December 31, 2019 compared to 2018. This decrease was primarily due to a decrease in net gain on sale of operating leases and an increase in loss on sale of non-mortgage loans, partially offset by an increase in capital market revenue and an increase in Other miscellaneous income due to lower losses on securitization transactions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar	Percentage
Compensation and benefits	$1,945,047	$1,799,369	$145,678	8.1%
Occupancy and equipment expenses	603,716	659,789	(56,073)	(8.5)%
Technology, outside services, and marketing expense	656,681	590,249	66,432	11.3%
Loan expense	405,367	384,899	20,468	5.3%
Lease expense	2,067,611	1,789,030	278,581	15.6%
Other expenses	687,430	608,989	78,441	12.9%
Total general, administrative and other expenses	$6,365,852	$5,832,325	$533,527	9.1%

Total general, administrative and other expenses increased $533.5 million for the year ended December 31, 2019 compared to 2018. The most significant factors contributing to these increases were as follows:

•
Technology, outside services, and marketing expense increased $66.4 million for the year ended December 31, 2019, compared to 2018. The increase was primarily due to increases in outside service expenses.

•	Lease expense increased $278.6 million for the year ended December 31, 2019 compared to 2018. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

•
Other expenses increased $78.4 million for the year ended December 31, 2019, compared to the corresponding period in 2018. This increase was primarily attributable to an increase in legal expenses and investments in qualified housing, offset by a decrease in operational risk. FDIC insurance premiums for the year ended December 31, 2019 includes $25.3 million of FDIC insurance premiums that relate to periods from the first quarter 2015 through the fourth quarter of 2018 which was partially offset due to the FDIC surcharges that ended in 2018 as disclosed in Note 17 to the Consolidated Financial Statements.

INCOME TAX PROVISION

An income tax provision of $472.2 million was recorded for the year ended December 31, 2019, compared to an income tax provision of $425.9 million for 2018. This resulted in an ETR of 31.2% for the year ended December 31, 2019, compared to 30.1% for 2018.

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

Refer to Note 15 to the Consolidated Financial Statements for the year-to-year comparison of the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2019 consisted of Consumer and Business Banking, C&I, CRE & VF, CIB and SC. For additional information with respect to the Company's reporting segments and changes to the segments beginning in the first quarter of 2019, see Note 23 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Consumer and Business Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$1,504,887	$1,298,571	$206,316	15.9%
Total non-interest income	359,849	310,839	49,010	15.8%
Provision for credit losses	156,936	100,523	56,413	56.1%
Total expenses	1,655,923	1,575,407	80,516	5.1%
Income/(loss) before income taxes	51,877	(66,520)	118,397	178.0%
Intersegment revenue	2,093	2,507	(414)	(16.5)%
Total assets	23,934,172	21,024,740	2,909,432	13.8%

Consumer and Business Banking reported income before income taxes of $51.9 million for the year ended December 31, 2019, compared to losses before income taxes of $66.5 million for the year ended December 31, 2018. Factors contributing to this change were:

•
Net interest income increased $206.3 million for the year ended December 31, 2019compared to 2018. This increase was primarily driven by deposit product margin due to a higher interest rate environment combined with increased auto loan volumes.

•
Non-interest income increased by $49.0 million for the year ended December 31, 2019compared to 2018. This increase was the result of gains on the sale of 14 branches and gains on the sale of conforming mortgage loan portfolios.

•
The provision for credit losses increased $56.4 million for the year ended December 31, 2019 compared to 2018. This increase was due to reserve builds for the large growth of the auto portfolio in 2019.

•	Total assets increased $2.9 billion for the year ended December 31, 2019 compared to 2018. This increase was primarily driven by an increase in auto loans.

C&I Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$231,270	$228,491	$2,779	1.2%
Total non-interest income	71,323	82,435	(11,112)	(13.5)%
(Release of) /provision for credit losses	31,796	(35,069)	66,865	190.7%
Total expenses	238,681	225,495	13,186	5.8%
Income before income taxes	32,116	120,500	(88,384)	(73.3)%
Intersegment revenue	6,377	4,691	1,686	35.9%
Total assets	7,031,238	6,823,633	207,605	3.0%

C&I reported income before income taxes of $32.1 million for the year ended December 31, 2019, compared to income before income taxes of $120.5 million for 2018. Contributing to these changes were:

•
The provision for credit losses increased $66.9 million for the year ended December 31, 2019 compared to 2018. This increase was primarily due to release of reserves in 2018 related to the strategic exits of middle market, asset-based lending, and legacy oil and gas portfolios.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE & VF

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$417,418	$413,541	$3,877	0.9%
Total non-interest income	11,270	6,643	4,627	69.7%
(Release of) /provision for credit losses	13,147	15,664	(2,517)	(16.1)%
Total expenses	135,319	116,392	18,927	16.3%
Income before income taxes	280,222	288,128	(7,906)	(2.7)%
Intersegment revenue	5,950	4,729	1,221	25.8%
Total assets	19,019,242	18,888,676	130,566	0.7%

CRE & VF reported income before income taxes of $280.2 million for the year ended December 31, 2019 compared to income before income taxes of $288.1 million for 2018. The results of this reportable segment were relatively consistent period-over-period.

CIB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$152,083	$136,582	$15,501	11.3%
Total non-interest income	208,955	195,023	13,932	7.1%
(Release of)/Provision for credit losses	6,045	9,335	(3,290)	(35.2)%
Total expenses	270,226	234,949	35,277	15.0%
Income before income taxes	84,767	87,321	(2,554)	(2.9)%
Intersegment expense	(14,420)	(12,362)	(2,058)	(16.6)%
Total assets	9,943,547	8,521,004	1,422,543	16.7%

CIB reported income before income taxes of $84.8 million for the year ended December 31, 2019, compared to income before income taxes of $87.3 million for 2018. Factors contributing to this change were:

•	Total expenses increased $35.3 million for the year ended December 31, 2019 compared to 2018, due to higher compensation related to higher headcount.

•
Total assets increased $1.4 billion for the year ended December 31, 2019 compared to 2018, primarily driven by an increase in loan balances in the global transaction banking portfolio as a result of generating business with new customers.

Other

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$72,535	$240,110	$(167,575)	(69.8)%
Total non-interest income	415,473	402,006	13,467	3.3%
(Release of)/Provision for credit losses	(7,322)	24,254	(31,576)	(130.2)%
Total expenses	770,254	786,543	(16,289)	(2.1)%
Loss before income taxes	(274,924)	(168,681)	(106,243)	(63.0)%
Intersegment (expense)/revenue	—	435	(435)	(100.0)%
Total assets	40,648,746	36,416,377	4,232,369	11.6%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Other category reported losses before income taxes of $274.9 million for the year ended December 31, 2019 compared to losses before income taxes of $168.7 million for 2018. Factors contributing to this change were:

•	Net interest income decreased $167.6 million for the year ended December 31, 2019 compared to 2018, due to higher interest rates.

•
The provision for credit losses decreased $31.6 million for the year ended December 31, 2019 compared to 2018, due to the release of reserves related to the sale of loan portfolios at BSPR, and loan portfolios that were in run-off.

SC

The CODM manages SC on a historical basis by reviewing the results of SC prior to the first quarter 2014 change in control and consolidation of SC (the "Change in Control") basis. The line of business results table discloses SC's operating information on the same basis that it is reviewed by the CODM.

	Year Ended December 31,		YTD Change
(dollars in thousands)	2019	2018	Dollar increase/(decrease)	Percentage
Net interest income	$3,971,826	$3,958,280	$13,546	0.3%
Total non-interest income	2,760,370	2,297,517	462,853	20.1%
Provision for credit losses	2,093,749	2,205,585	(111,836)	(5.1)%
Total expenses	3,284,179	2,857,944	426,235	14.9%
Income before income taxes	1,354,268	1,192,268	162,000	13.6%
Intersegment revenue	—	—	—	0.0%
Total assets	48,922,532	43,959,855	4,962,677	11.3%

SC reported income before income taxes of $1.4 billion for the year ended December 31, 2019, compared to income before income taxes of $1.2 billion for 2018. Contributing to this change were:

•
Total non-interest income increased $462.9 million for the year ended December 31, 2019 compared to 2018, due to increasing operating lease income from the continued growth in the operating lease vehicle portfolio.

•	The provision of credit losses decreased $111.8 million for the year ended December 31, 2019 compared to 2018, due to lower TDR balances and better recovery rates.

•	Total expenses increased $426.2 million for the year ended December 31, 2019 compared to 2018, due to increasing lease expense from the continued growth in the operating lease vehicle portfolio.

•
Total assets increased $5.0 billion for the year ended December 31, 2019 compared to 2018, due to continued growth in RICs and operating lease receivables. This growth was driven by increased originations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,468,023	9.1%	$8,704,481	10.0%	$9,279,225	11.5%	$10,112,043	11.8%	$9,846,236	11.3%
C&I	16,534,694	17.8%	15,738,158	18.1%	14,438,311	17.9%	18,812,002	21.9%	20,908,107	24.0%
Multifamily	8,641,204	9.3%	8,309,115	9.5%	8,274,435	10.1%	8,683,680	10.1%	9,438,463	10.8%
Other commercial	7,390,795	8.2%	7,630,004	8.8%	7,174,739	8.9%	6,832,403	8.0%	6,257,072	7.2%
Total commercial loans (1)	41,034,716	44.4%	40,381,758	46.4%	39,166,710	48.4%	44,440,128	51.8%	46,449,878	53.3%

Consumer loans secured by real estate:
Residential mortgages	8,835,702	9.5%	9,884,462	11.4%	8,846,765	11.0%	7,775,272	9.1%	7,566,301	8.7%
Home equity loans and lines of credit	4,770,344	5.1%	5,465,670	6.3%	5,907,733	7.3%	6,001,192	7.1%	6,151,232	7.1%
Total consumer loans secured by real estate	13,606,046	14.6%	15,350,132	17.7%	14,754,498	18.3%	13,776,464	16.2%	13,717,533	15.8%

Consumer loans not secured by real estate:
RICs and auto loans	36,456,747	39.3%	29,335,220	33.7%	24,966,121	30.9%	25,573,721	29.8%	24,647,798	28.3%
Personal unsecured loans	1,291,547	1.4%	1,531,708	1.8%	1,285,677	1.6%	1,234,094	1.4%	1,177,998	1.4%
Other consumer	316,384	0.3%	447,050	0.4%	617,675	0.8%	795,378	0.8%	1,032,579	1.2%

Total consumer loans	51,670,724	55.6%	46,664,110	53.6%	41,623,971	51.6%	41,379,657	48.2%	40,575,908	46.7%
Total LHFI	$92,705,440	100.0%	$87,045,868	100.0%	$80,790,681	100.0%	$85,819,785	100.0%	$87,025,786	100.0%

Total LHFI with:
Fixed	$61,775,942	66.6%	$56,696,491	65.1%	$50,703,619	62.8%	$51,752,761	60.3%	$52,283,715	60.1%
Variable	30,929,498	33.4%	30,349,377	34.9%	30,087,062	37.2%	34,067,024	39.7%	34,742,071	39.9%
Total LHFI	$92,705,440	100.0%	$87,045,868	100.0%	$80,790,681	100.0%	$85,819,785	100.0%	$87,025,786	100.0%
(1) As of December 31, 2019, the Company had $395.8 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $653.0 million, or 1.6%, from December 31, 2018 to December 31, 2019. This increase was comprised of increases in C&I loans of $796.5 million and multifamily loans of $332.1 million, offset by decreases in other commercial loans of $239.2 million, and CRE loans of $236.5 million. The increase is reflective of continued investment of resources to grow the commercial business.

	At December 31, 2019, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,748,087	$5,245,277	$1,474,659	$8,468,023
C&I and other commercial	10,683,269	11,367,553	1,990,960	24,041,782
Multifamily loans	734,815	5,447,661	2,458,728	8,641,204
Total	$13,166,171	$22,060,491	$5,924,347	$41,151,009
Loans with:
Fixed rates	$4,815,879	$8,569,337	$3,455,594	$16,840,810
Variable rates	8,350,292	13,491,154	2,468,753	24,310,199
Total	$13,166,171	$22,060,491	$5,924,347	$41,151,009
(1) Includes LHFS.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.7 billion, or 11.4%, from December 31, 2018 to December 31, 2019. This decrease was comprised of a decrease in the residential mortgage portfolio of $1.0 billion, primarily due to the sale of residential mortgage loans to the FNMA in 2019, and a decrease in the home equity loans and lines of credit portfolio of $695.3 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $7.1 billion, or 24.3%, from December 31, 2018 to December 31, 2019. The increase in the RIC and auto loan portfolio was primarily due to an increase of purchased financial receivables from third-party lenders and originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs held for investment are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 11 to the Consolidated Financial Statements.

As of December 31, 2019, 66.2% (includes loans with no FICO score equivalent to 8.7% of the total portfolio) of the Company's RIC and auto loan portfolio was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At December 31, 2019, a typical RIC was originated with an average annual percentage rate of 16.3% and was purchased from the dealer at a premium of 0.5%. All of the Company's RICs and auto loans are fixed-rate loans.

The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2018 to December 31, 2019 by $370.8 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held-for-sale in our Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of December 31, 2019, SC's personal unsecured portfolio was held-for-sale and thus does not have a related allowance.

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

The Credit Risk Review group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk and the Audit Committees of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the liquidity and value of the collateral, economic conditions, or other factors. Loan credit quality is subject to scrutiny by business unit management, credit risk professionals, and Internal Audit.

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

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider DTI levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, CLTV ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, credit scores, and adherence to underwriting policies that emphasize conservative LTV ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced, since a portion of the Company’s mortgage loan production is sold to investors in the secondary market without recourse.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts generally begin within 15 days after a loan payment is missed by attempting to contact all borrowers and offer a variety of loss mitigation alternatives. If these attempts fail, the Company will attempt to gain control of collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all money owed to the Company. The Company monitors delinquency trends at 30, 60, and 90 DPD. These trends are discussed at monthly management Credit Risk Review Committee meetings and at the Company's and the Bank's Board of Directors' meetings.

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2019	December 31, 2018	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$83,117	$88,500	$(5,383)	(6.1)%
C&I	153,428	189,827	(36,399)	(19.2)%
Multifamily	5,112	13,530	(8,418)	(62.2)%
Other commercial	31,987	72,841	(40,854)	(56.1)%
Total commercial loans	273,644	364,698	(91,054)	(25.0)%

Consumer loans secured by real estate:
Residential mortgages	134,957	216,815	(81,858)	(37.8)%
Home equity loans and lines of credit	107,289	115,813	(8,524)	(7.4)%
Consumer loans not secured by real estate:
RICs and auto loans	1,643,459	1,545,322	98,137	6.4%
Personal unsecured loans	2,212	3,602	(1,390)	(38.6)%
Other consumer	11,491	9,187	2,304	25.1%
Total consumer loans	1,899,408	1,890,739	8,669	0.5%
Total non-accrual loans	2,173,052	2,255,437	(82,385)	(3.7)%

Other real estate owned	66,828	107,868	(41,040)	(38.0)%
Repossessed vehicles	212,966	224,046	(11,080)	(4.9)%
Other repossessed assets	4,218	1,844	2,374	128.7%
Total OREO and other repossessed assets	284,012	333,758	(49,746)	(14.9)%
Total non-performing assets	$2,457,064	$2,589,195	$(132,131)	(5.1)%

Past due 90 days or more as to interest or principal and accruing interest	$93,102	$98,979	$(5,877)	(5.9)%
Annualized net loan charge-offs to average loans (1)	2.8%	2.9%	n/a	n/a
Non-performing assets as a percentage of total assets	1.6%	1.9%	n/a	n/a
NPLs as a percentage of total loans	2.3%	2.6%	n/a	n/a
ALLL as a percentage of total NPLs	167.8%	172.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $179.9 million and $98.8 million at December 31, 2019 and December 31, 2018, respectively. This increase was primarily due to loans to one large borrower within the CRE portfolio.

Potential problem consumer loans amounted to $4.7 billion at December 31, 2019 and December 31, 2018. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $2.5 billion, or 1.6% of total assets, at December 31, 2019, compared to $2.6 billion, or 1.9% of total assets, at December 31, 2018, primarily attributable to a decrease in NPLs in consumer RICs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs decreased $91.1 million from December 31, 2018 to December 31, 2019. Commercial NPLs accounted for 0.7% and 0.9% of commercial LHFI at December 31, 2019 and December 31, 2018, respectively. The decrease in commercial NPLs was comprised of decreases of $36.4 million in C&I and $40.9 million in the Other commercial portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis; however, the Company continues to assess the recognition of cash received on those loans in order to identify whether certain of the loans should also be placed on a cost recovery basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. However, for TDR loans placed on a cost recovery basis, the Company returns to accrual status when a sustained period of repayment performance has been achieved. NPLs in the RIC and auto loan portfolio increased by $98.1 million from December 31, 2018 to December 31, 2019. Non-performing RICs and auto loans accounted for 4.5% and 5.3% of total RICs and auto loans at December 31, 2019 and December 31, 2018, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$134,957	$107,289	$216,815	$115,813
Total LHFI	8,835,702	4,770,344	9,884,462	5,465,670
NPLs as a percentage of total LHFI	1.5%	2.2%	2.2%	2.1%
NPLs in foreclosure status	15.5%	84.2%	43.3%	56.7%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. As of December 31, 2019, the consumer loans secured by real estate portfolio has a higher NPL ratio compared to the residential mortgage portfolio, primarily due to the NPL loan sale in 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

At December 31, 2019 and December 31, 2018, the Company's delinquencies consisted of the following:

	December 31, 2019					December 31, 2018
(dollars in thousands)	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total	Consumer Loans Secured by Real Estate	RICs and auto loans	Personal Unsecured and Other Consumer Loans	Commercial Loans	Total
Total delinquencies	$404,945	$4,768,833	$206,703	$339,844	$5,720,325	$495,854	$4,760,361	$226,181	$232,264	$5,714,660
Total loans(1)	$13,902,871	$36,456,747	$2,615,036	$41,151,009	$94,125,663	$15,564,653	$29,335,220	$3,047,515	$40,381,758	$88,329,146
Delinquencies as a % of loans	2.9%	13.1%	7.9%	0.8%	6.1%	3.2%	16.2%	7.4%	0.6%	6.5%

(1)	Includes LHFS.

Overall, total delinquencies increased by $5.7 million, or 0.1%, from December 31, 2018 to December 31, 2019, primarily driven by commercial loans, which increased $107.6 million, offset by consumer loans secured by real estate, which decreased $90.9 million. The increase in the commercial portfolio was due to loans to two customers that became delinquent in the fourth quarter of 2019, partially offset by the mortgage decrease due to the NPL and FNMA sales.

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

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after a sustained period of repayment performance, as long as the Company believes the principal and interest of the restructured loan will be paid in full. RIC TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured, and considered for return to accrual when a sustained period of repayment performance has been achieved. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	As of December 31, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$64,538	49.5%	$182,105	67.8%	$3,332,246	86.6%	$67,465	91.7%	$3,646,354
Non-performing	65,741	50.5%	86,335	32.2%	515,573	13.4%	6,128	8.3%	673,777
Total	$130,279	100.0%	$268,440	100.0%	$3,847,819	100.0%	$73,593	100.0%	$4,320,131

% of loan portfolio	0.3%	n/a	2.0%	n/a	10.6%	n/a	4.6%	n/a	4.7%
(1) Excludes LHFS.

	As of December 31, 2018
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$78,744	42.4%	$262,449	72.3%	$4,587,081	87.3%	$141,605	79.6%	$5,069,879
Non-performing	107,024	57.6%	100,543	27.7%	664,688	12.7%	36,235	20.4%	908,490
Total	$185,768	100.0%	$362,992	100.0%	$5,251,769	100.0%	$177,840	100.0%	$5,978,369

% of loan portfolio	0.5%	n/a	2.3%	n/a	17.9%	n/a	9.0%	n/a	6.9%
(1) Excludes LHFS.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Year Ended December 31, 2019		Year Ended December 31, 2018
(in thousands)	RICs and Auto Loans	All Other Loans(1)	RICs and Auto Loans	All Other Loans(1)(2)
TDRs, beginning of period	$5,251,769	$726,600	$6,037,695	$805,292
New TDRs(1)	1,153,160	145,135	1,877,058	192,733
Charged-Off TDRs	(1,389,044)	(13,706)	(1,706,788)	(14,554)
Sold TDRs	(1,139)	(83,204)	(2,884)	(7,148)
Payments on TDRs	(1,166,927)	(302,513)	(953,312)	(249,723)
TDRs, end of period	$3,847,819	$472,312	$5,251,769	$726,600

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.
(2) Rollforward adjusted through the New TDRs line item to include RV/Marine TDRs in the amount of $56.0 million that were not identified at December 31, 2018.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the allocation of the ALLL and the percentage of each loan type to total LHFI at the dates indicated:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Loans to Total LHFI	Amount	% of Loans to Total LHFI
Allocated allowance:
Commercial loans	$399,829	44.4%	$441,083	46.4%
Consumer loans	3,199,612	55.6%	3,409,024	53.6%
Unallocated allowance	46,748	n/a	47,023	n/a
Total ALLL	3,646,189	100.0%	3,897,130	100.0%
Reserve for unfunded lending commitments	91,826		95,500
Total ACL	$3,738,015		$3,992,630

General

The ACL decreased by $254.6 million from December 31, 2018 to December 31, 2019. This change in the overall ACL was primarily attributable to the decreased amount of TDRs within SC's RIC and auto loan portfolio.

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

The portion of the ALLL related to the commercial portfolio was $399.8 million at December 31, 2019 (1.0% of commercial LHFI) and $441.1 million at December 31, 2018 (1.1% of commercial LHFI). The primary factor resulting in the decreased ACL allocated to the commercial portfolio was in part due to the charge-off to three large commercial borrowers.

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

Residential mortgages not adequately secured by collateral are generally charged off to fair value less cost to sell when deemed to be uncollectible or are delinquent 180 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include a loan that is secured by collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 23.5% of its junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.1% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

The allowance for consumer loans was $3.2 billion and $3.4 billion at December 31, 2019 and December 31, 2018, respectively. The allowance as a percentage of HFI consumer loans was 6.2% at December 31, 2019 and 7.3% at December 31, 2018. The decrease in the allowance for consumer loans was primarily attributable to lower TDR volume and rate improvement in SC's RIC and auto loan portfolio.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current ALLL is maintained at a level sufficient to absorb inherent losses in the consumer portfolios.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated

The Company reserves for certain inherent but undetected losses that are probable within the loan and lease portfolios. This is considered to be reasonably sufficient to absorb imprecisions of models and to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated ALLL positions are considered in light of these factors. The unallocated ALLL was $46.7 million and $47.0 million at December 31, 2019 and December 31, 2018, respectively.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased $3.7 million from $95.5 million at December 31, 2018 to $91.8 million at December 31, 2019. The decrease of the unfunded reserve is primarily related to the Company strategically reducing its exposure to certain business relationships and industries. The net impact of the change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, ABS and FHLB and FRB stock. MBS consist of pass-through, CMOs and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities AFS increased $2.7 billion to $14.3 billion at December 31, 2019, compared to $11.6 billion at December 31, 2018. During the year ended December 31, 2019, the composition of the Company's investment portfolio changed due to an increase in U.S. Treasury securities and MBS, partially offset by a decrease in ABS. U.S. Treasuries increased by $2.3 billion primarily due to investment purchases of $3.8 billion as offset by $1.5 billion of sales. MBS increased by $739.4 million primarily due to investment purchases and a decrease in unrealized losses, partially offset by sales, maturities and principal paydowns. For additional information with respect to the Company’s investment securities, see Note 3 to the Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $3.9 billion at December 31, 2019. The Company had 99 investment securities classified as HTM as of December 31, 2019.

Total gross unrealized losses on investment securities AFS decreased by $258.2 million during the year ended December 31, 2019. This decrease was primarily related to a decrease in unrealized losses of $246.1 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2019 was approximately 3.86 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2019 was approximately 2.85 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	December 31, 2019	December 31, 2018
Investment securities AFS:
U.S. Treasury securities and government agencies	$9,735,337	$5,485,392
FNMA and FHLMC securities	4,326,299	5,550,628
State and municipal securities	9	16
Other securities (1)	278,113	596,951
Total investment securities AFS	14,339,758	11,632,987
Investment securities HTM:
U.S. government agencies	3,938,797	2,750,680
Total investment securities HTM(2)	3,938,797	2,750,680
Other investments	995,680	805,357
Total investment portfolio	$19,274,235	$15,189,024

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2019:

	December 31, 2019
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,467,867	$2,463,166
GNMA (1)	9,581,198	9,601,626
Government - Treasuries	4,086,733	4,090,938
Total	$16,135,798	$16,155,730

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At December 31, 2019, goodwill totaled $4.4 billion and represented 3.0% of total assets and 18.2% of total stockholder's equity. The following table shows goodwill by reporting units at December 31, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
(1) Formerly Commercial Banking

The Company made a change in its reportable segments beginning January 1, 2019 and, accordingly, has re-allocated goodwill to the related reporting units based on the estimated fair value of each reporting unit. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions as used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment. See Note 23 to the Consolidated Financial Statements for additional details on the change in reportable segments.

The Company conducted its annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods. The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. At the completion of the 2019 fourth quarter review, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Consumer and Business Banking reporting unit's fair valuation analysis, an equal weighting of the market approach ("market approach") and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.4x was selected based on publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 9.1%, which was most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Consumer and Business Banking reporting unit by 10.3%, indicating the reporting unit was not considered to be impaired.

For the C&I reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the marketplace that were determined to be comparable. The projected TBV of 1.4x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 12.7%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 4.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Banking reporting unit by 18.0%, indicating the C&I reporting unit was not considered to be impaired.

For the CRE&VF reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the marketplace that were determined to be comparable. The projected TBV of 1.5x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 9.4%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the Commercial Banking reporting unit by 20.5%, indicating the CRE&VF reporting unit was not considered to be impaired or at risk for impairment.

For the CIB reporting unit's fair valuation analysis, an equal weighting of the market and income approach was applied. For the market approach, the Company selected a 25.0% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable. The projected TBV of 1.3x was selected based on the selected publicly traded peers of the reporting unit and was equally considered with the projected earnings multiples of 8.0x and 7.5x and 7.0x, which were applied to the reporting unit's 2019, 2020, and 2021 projected earnings, respectively, due to the nature of the business, which operates outside of the traditional savings and loan bank model. For the income approach, the Company selected a discount rate of 10.3%, which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 3.0% were applied in determining the terminal value. The results of the equally weighted fair value analyses exceeded the carrying value for the CIB reporting unit by 25.2%, indicating that the CIB reporting unit was not considered to be impaired or at risk for impairment.

For the SC reporting unit's fair valuation analysis, the Company used only the market capitalization approach. For the market capitalization approach, SC's stock price from October 1, 2019 of $25.53 was used and a 25.0% control premium was used based on the Company's review of transactions observable in the market-place that were determined to be comparable. The results of the fair value analyses exceeded the carrying value of the SC reporting unit by 67.9%, indicating that the SC reporting unit was not considered to be impaired. Management continues to monitor SC's stock price, along with changes in the financial position and results of operations that would impact the reporting unit's carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2019.

Management continues to monitor changes in financial position and results of operations that would impact each of the reporting units estimated fair value or carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2019.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion), compared to a net deferred tax liability balance of $587.5 million at December 31, 2018 (consisting of a deferred tax asset balance of $625.1 million and a deferred tax liability balance of $1.2 billion). The $429.9 million increase in net deferred liabilities for the year ended December 31, 2019 was primarily due to an increase in deferred tax liabilities related to accelerated depreciation from leasing transactions and changes in depreciation on company owned assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 20 to the Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the IRS, please refer to Note 15 to the Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2019 and December 31, 2018, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2019 and December 31, 2018, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the years ended December 31, 2019 and 2018, the Company paid cash dividends of $400.0 million, and $410.0 million, respectively, to its common stock shareholder and cash dividends to preferred shareholders of zero and $10.95 million, respectively. On August 15, 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at December 31, 2019:

	SHUSA

	December 31, 2019	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	14.63%	6.50%	4.50%
Tier 1 capital ratio	15.80%	8.00%	6.00%
Total capital ratio	17.23%	10.00%	8.00%
Leverage ratio	13.13%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	Bank

	December 31, 2019	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	15.80%	6.50%	4.50%
Tier 1 capital ratio	15.80%	8.00%	6.00%
Total capital ratio	16.77%	10.00%	8.00%
Leverage ratio	12.77%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

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

In June 2019, the Company announced its planned capital actions for the period from July 1, 2019 through June 30, 2020.  These planned capital actions are:  (1) common stock dividends of $125 million per quarter from SHUSA to Santander, (2) common stock dividends paid by SC, and (3) an authorization to repurchase up to $1.1 billion of SC’s outstanding common stock.  Refer to the Liquidity and Capital Resources section below for discussion of the capital actions taken, including SC’s share repurchase plans and activities.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended December 31, 2019, SC completed on-balance sheet funding transactions totaling approximately $18.2 billion, including:

•	securitizations on its SDART platform for approximately $3.2 billion;

•	securitizations on its DRIVE, deeper subprime platform, for approximately $4.5 billion;

•	lease securitizations on its SRT platform for approximately $3.7 billion;

•	lease securitization on its PSRT platform for approximately $1.2 billion;

•	private amortizing lease facilities for approximately $4.6 billion;

•	securitization on its SREV platform for approximately $0.9 billion;

•	issuance of retained bonds on its SDART platform for approximately $129.8 million; and

•	issuance of a retained bond on its SRT platform for approximately $60.4 million.

For information regarding SC's debt, see Note 11 to the Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the subordinated loan described above. At December 31, 2019, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of December 31, 2019, the Bank had approximately $20.3 billion in committed liquidity from the FHLB and the FRB. Of this amount, $12.4 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2019 and December 31, 2018, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $15.0 billion and $15.9 billion, respectively. These amounts represented 24.3% and 25.8% of total deposits at December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the Bank, BSI and BSPR had $1.1 billion, $1.3 billion, and $838.4 million, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $647.6 million in committed liquidity from the FHLB, all of which was unused as of December 31, 2019, as well as $2.2 billion in liquid assets aside from cash unused as of December 31, 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash, cash equivalents, and restricted cash

As of January 1, 2018, the classification of restricted cash within the Company's SCF changed. Refer to Note 1 to the Consolidated Financial Statements for additional details.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash flows from operating activities	$6,849,157	$7,015,061	$4,964,060
Net cash flows from investing activities	(17,242,333)	(12,460,839)	3,281,179
Net cash flows from financing activities	11,197,124	5,829,308	(10,959,272)

Cash flows from operating activities

Net cash flow from operating activities was $6.8 billion for the year ended December 31, 2019, which was primarily comprised of net income of $1.0 billion, $1.6 billion in proceeds from sales of LHFS, $2.4 billion in depreciation, amortization and accretion, and $2.3 billion of provisions for credit losses, partially offset by $1.5 billion of originations of LHFS, net of repayments.

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

Cash flows from investing activities

For the year ended December 31, 2019, net cash flow from investing activities was $(17.2) billion, primarily due to $10.2 billion in normal loan activity, $10.5 billion of purchases of investment securities AFS, $8.6 billion in operating lease purchases and originations, and $1.6 billion of purchases of HTM investment securities, partially offset by $8.1 billion of AFS investment securities sales, maturities and prepayments, $2.6 billion in proceeds from sales of LHFI, and $3.5 billion in proceeds from sales and terminations of operating leases.

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

Cash flows from financing activities

For the year ended December 31, 2019, net cash flow from financing activities was $11.2 billion, which was primarily due to an increase in net borrowing activity of $5.6 billion and a $6.3 billion increase in deposits, partially offset by $400.0 million in dividends paid on common stock and $338.0 million in stock repurchases attributable to NCI.

Net cash flow from financing activities for the year ended December 31, 2018 was $5.8 billion, which was primarily due to an increase in net borrowing activity of $5.9 billion, partially offset by $410.0 million in dividends paid on common stock and $200.0 million in redemption of preferred stock.

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

SC has one credit facility with eight banks providing an aggregate commitment of $5.0 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of December 31, 2019, there was an outstanding balance of approximately $1.1 billion on this facility in the aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has seven credit facilities with eleven banks providing an aggregate commitment of $6.5 billion for the exclusive use of providing short-term liquidity needs to support core and Chrysler Capital loan financing. As of December 31, 2019, there was an outstanding balance of approximately $3.9 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2019 and December 31, 2018, there were outstanding balances of $422.3 million and $298.9 million, respectively, under these repurchase agreements.

SHUSA Lending to SC

The Company provides SC with $3.5 billion of committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $5.7 billion of term promissory notes with maturities ranging from May 2020 to July 2024. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $28.0 billion.

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

At December 31, 2019, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of December 31, 2019, the Company had 530,391,043 shares of common stock outstanding. During the year ended December 31, 2019, the Company paid dividends of $400.0 million to its sole shareholder, Santander. During the first quarter of 2020, the Company declared a cash dividend of $125.0 million on its common stock, which was paid on March 2, 2020.

During the year ended December 31, 2019, Santander made cash contributions of $88.9 million to the Company.

SC paid a dividend of $0.20 per share in February and May 2019, and a dividend of $0.22 per share in August and November 2019. Further, SC declared a cash dividend of $0.22 per share, which was paid on February 20, 2020, to shareholders of record as of the close of business on February 10, 2020. SC has paid a total of $291.5 million in dividends through December 31, 2019, of which $85.2 million has been paid to NCI and $206.3 million has been paid to the Company, which eliminates in the consolidated results of the Company.

The following table presents information regarding the shares of SC Common Stock repurchased during the year ended December 31, 2019 ($ in thousands, except per share amounts):

$200 Million Share Repurchase Program - January 2019 (1)
Total cost (including commissions paid) of shares repurchased	$17,780
Average price per share	$18.40
Number of shares repurchased	965,430

$400 Million Share Repurchase Program - May 2019 through June 2019
Total cost (including commissions paid) of shares repurchased	$86,864
Average price per share	$23.16
Number of shares repurchased	3,749,692

$1.1 Billion Share Repurchase Program - July 2019 through June 2020
Total cost (including commissions paid) of shares repurchased	$233,350
Average price per share	$25.47
Number of shares repurchased	9,155,288
(1) During the year ended December 31, 2018, SC purchased 9.5 million shares of SC Common Stock under its share repurchase program at a cost of approximately $182 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In June 2018, the SC Board of Directors announced purchases of up to $200 million, excluding commissions, of outstanding SC Common Stock through June 2019.

In May 2019, the Company announced an amendment to its 2018 capital plan, which authorized SC to repurchase up to $400 million of outstanding SC Common Stock through June 30, 2019, which concluded with the repurchase of $86.8 million of SC Common Stock.

In June 2019, SC announced its planned capital actions for the third quarter of 2019 through the second quarter of 2020, which includes an authorization to repurchase up to $1.1 billion of outstanding SC Common Stock through the end of the second quarter of 2020.

During the year ended December 31, 2019, SC purchased 13.9 million shares of SC Common Stock under its share repurchase program at a cost of approximately $338 million, excluding commissions.

On January 30, 2020, SC commenced a tender offer to purchase for cash up to $1 billion of shares of SC Common Stock, at a range of between $23 and $26 per share. The tender offer expired on February 27, 2020 and was closed on March 4, 2020. In connection with the completion of the tender offer, SC acquired approximately 17.5 million shares of SC Common Stock for approximately $455.4 million. After the completion of the tender offer, SHUSA's ownership in SC increased to approximately 76.3%.

During the year ended December 31, 2019, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	The Bank declared and paid $250.0 million in dividends to SHUSA.

•	BSI declared and paid $25.0 million in dividends to SHUSA.

•	Santander BanCorp declared and paid $1.25 million in dividends to SHUSA.

•	SHUSA contributed $110.0 million to SSLLC.

•	SHUSA contributed $105.0 million to SFS.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$7,136,454	$5,830,669	$1,305,785	$—	$—
Notes payable - revolving facilities	5,399,931	1,864,182	3,535,749	—	—
Notes payable - secured structured financings	28,206,898	203,114	10,381,235	11,461,822	6,160,727
Other debt obligations (1) (2)	14,569,222	2,728,846	3,607,386	4,580,226	3,652,764
CDs (1)	9,493,234	7,037,872	2,354,465	94,654	6,243
Non-qualified pension and post-retirement benefits	124,840	13,376	26,860	26,996	57,608
Operating leases(3)	794,537	139,597	250,416	197,677	206,847
Total contractual cash obligations	$65,725,116	$17,817,656	$21,461,896	$16,361,375	$10,084,189
Other commitments:
Commitments to extend credit	$30,685,478	$5,623,071	$5,044,127	$7,282,066	$12,736,214
Letters of credit	1,592,726	1,090,622	238,958	227,671	35,475
Total Contractual Obligations and Other Commitments	$98,003,320	$24,531,349	$26,744,981	$23,871,112	$22,855,878

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2019. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income or interest of $82.9 million.

Excluded from the above table are deposits of $58.0 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2019 and December 31, 2018:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2019	December 31, 2018
Down 100 basis points	(1.12)%	(3.07)%
Up 100 basis points	1.31%	2.87%
Up 200 basis points	2.56%	5.58%

MVE Analysis

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2019 and December 31, 2018.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2019	December 31, 2018
Down 100 basis points	(3.01)%	(1.55)%
Up 100 basis points	(0.49)%	(1.25)%
Up 200 basis points	(3.17)%	(3.49)%

As of December 31, 2019, the Company’s profile reflected a decrease of MVE of 3.01% for downward parallel interest rate shocks of 100 basis points and an increase of 0.49% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2019 were $50.7 billion, compared to $45.0 billion at December 31, 2018. Total borrowings increased $5.7 billion, primarily due to new debt issuances of $3.8 billion, an increase in FHLB advances at the Bank of $2.2 billion and an overall increase of $2.2 billion in SC debt, partially offset by $2.3 billion of debt maturities and calls. See further detail on borrowings activity in Note 11 to the Consolidated Financial Statements.

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Parent Company & other subsidiary borrowings and other debt obligations
Parent Company senior notes:
Balance	$9,949,214	$8,351,685
Weighted average interest rate at year-end	3.68%	3.79%
Maximum amount outstanding at any month-end during the year	$9,949,214	$8,351,685
Average amount outstanding during the year	$8,961,588	$7,626,199
Weighted average interest rate during the year	3.81%	3.66%
Junior subordinated debentures to capital trusts:(1)
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$154,640
Average amount outstanding during the year	$0	$118,650
Weighted average interest rate during the year	—%	3.92%
Subsidiary subordinated notes:
Balance	$602	$40,703
Weighted average interest rate at year-end	2.00%	2.00%
Maximum amount outstanding at any month-end during the year	$41,026	$40,934
Average amount outstanding during the year	$30,791	$40,784
Weighted average interest rate during the year	2.12%	2.03%
Subsidiary short-term and overnight borrowings:
Balance	$1,831	$59,900
Weighted average interest rate at year-end	0.38%	1.86%
Maximum amount outstanding at any month-end during the year	$34,323	$132,827
Average amount outstanding during the year	$19,162	$71,432
Weighted average interest rate during the year	3.42%	2.19%
(1) Includes related common securities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in thousands)	2019	2018
Bank borrowings and other debt obligations
REIT preferred:
Balance	$125,943	$145,590
Weighted average interest rate at year-end	13.17%	13.22%
Maximum amount outstanding at any month-end during the year	$146,066	$145,590
Average amount outstanding during the year	$133,068	$144,827
Weighted average interest rate during the year	13.04%	13.22%
Bank subordinated notes:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$192,125
Average amount outstanding during the year	$0	$78,408
Weighted average interest rate during the year	—%	9.04%
Term loans:
Balance	$0	$126,172
Weighted average interest rate at year-end	—%	8.57%
Maximum amount outstanding at any month-end during the year	$126,257	$139,888
Average amount outstanding during the year	$21,023	$130,722
Weighted average interest rate during the year	5.86%	5.70%
Securities sold under repurchase agreements:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$150,000
Average amount outstanding during the year	$0	$41,096
Weighted average interest rate during the year	—%	1.90%
FHLB advances:
Balance	$7,035,000	$4,850,000
Weighted average interest rate at year-end	2.30%	2.74%
Maximum amount outstanding at any month-end during the year	$7,035,000	$4,850,000
Average amount outstanding during the year	$5,465,329	$2,025,479
Weighted average interest rate during the year	2.63%	2.61%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in thousands)	2019	2018
SC borrowings and other debt obligations
Revolving credit facilities:
Balance	$5,399,931	$4,478,214
Weighted average interest rate at year-end	3.44%	3.92%
Maximum amount outstanding at any month-end during the year	$6,753,790	$5,632,053
Average amount outstanding during the year	$5,532,273	$5,043,462
Weighted average interest rate during the year	6.58%	5.60%
Public securitizations:
Balance	$18,807,773	$19,225,169
Weighted average interest rate range at year-end	1.35% - 3.42%	1.16% - 3.53%
Maximum amount outstanding at any month-end during the year	$19,656,531	$19,647,748
Average amount outstanding during the year	$19,000,303	$18,353,127
Weighted average interest rate during the year	2.54%	2.52%
Privately issued amortizing notes:
Balance	$9,334,112	$7,676,351
Weighted average interest rate range at year-end	1.05% - 3.90%	0.88% - 3.17%
Maximum amount outstanding at any month-end during the year	$9,334,112	$7,676,351
Average amount outstanding during the year	$7,983,672	$6,379,987
Weighted average interest rate during the year	3.48%	3.54%

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015(1)
Return on Average Assets:
Net income/(loss)	$1,041,817	$991,035	$957,975	$640,763	$(3,055,436)
Average assets	142,308,583	131,232,021	134,522,957	141,921,781	140,461,913
Return on average assets	0.73%	0.76%	0.71%	0.45%	(2.18)%

Return on Average Equity:
Net income/(loss)	$1,041,817	$991,035	$957,975	$640,763	$(3,055,436)
Average equity	24,639,561	24,103,584	23,388,410	22,232,729	25,495,652
Return on average equity	4.23%	4.11%	4.10%	2.88%	(11.98)%

Average Equity to Average Assets:
Average equity	$24,639,561	$24,103,584	$23,388,410	$22,232,729	$25,495,652
Average assets	142,308,583	131,232,021	134,522,957	141,921,781	140,461,913
Average equity to average assets	17.31%	18.37%	17.39%	15.67%	18.15%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$6,365,852	$5,832,325	$5,764,324	$5,386,194	$9,381,892

Net interest income	$6,442,768	$6,344,850	$6,423,950	$6,564,692	$6,901,406
Non-interest income	3,729,117	3,244,308	2,901,253	2,755,705	2,905,035
Total net interest income and non-interest income (denominator)	10,171,885	9,589,158	9,325,203	9,320,397	9,806,441

Efficiency ratio	62.58%	60.82%	61.81%	57.79%	95.67%
(1) General, administrative, and other expenses includes $4.5 billion goodwill impairment charge on SC.

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2019
	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)	Common Equity Tier 1(1)

Total stockholder's equity (GAAP)	$13,680,941	$13,407,676	$22,021,460	$21,321,057	$13,680,941	$22,021,460
Goodwill	(3,402,637)	(3,402,637)	(4,444,389)	(4,444,389)	(3,402,637)	(4,444,389)
Intangible assets	(1,802)	(2,176)	(416,204)	(475,193)	(1,802)	(416,204)
Deferred taxes on goodwill and intangible assets	242,333	238,747	397,485	392,563	242,333	397,485
Other adjustments to CET1(3)	(238,923)	(230,942)	(39,362)	(39,275)	(238,923)	(39,362)
Disallowed deferred tax assets	(129,885)	(167,701)	(215,330)	(317,667)	(129,885)	(215,330)
Accumulated other comprehensive loss	69,792	336,332	88,207	321,652	69,792	88,207
CET1 capital (numerator)	$10,219,819	$10,179,299	$17,391,867	$16,758,748	$10,219,819	$17,391,867
RWAs (denominator)(2)	64,677,883	59,394,280	118,898,213	107,915,606	66,140,440	119,981,713
Ratio	15.80%	17.14%	14.63%	15.53%	15.45%	14.50%

(1)	CET1 is calculated under Basel III regulations required as of January 1, 2015.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presented selected quarterly consolidated financial data (unaudited):

	THREE MONTHS ENDED
(in thousands)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total interest income	$2,147,955	$2,185,107	$2,176,090	$2,141,043	$2,094,575	$2,042,938	$2,001,073	$1,930,467
Total interest expense	548,907	565,997	554,365	538,158	490,925	444,177	408,987	380,114
Net interest income	1,599,048	1,619,110	1,621,725	1,602,885	1,603,650	1,598,761	1,592,086	1,550,353
Provision for credit losses	607,539	603,635	480,632	600,211	731,202	621,014	433,802	553,880
Net interest income after provision for credit loss	991,509	1,015,475	1,141,093	1,002,674	872,448	977,747	1,158,284	996,473
Total fees and other income	866,385	998,865	960,605	897,446	806,664	823,744	818,754	801,863
Gain/(loss) on investment securities, net	3,170	2,267	2,379	(2,000)	(4,785)	(1,688)	419	(663)
General, administrative and other expenses	1,647,808	1,633,244	1,542,386	1,542,414	1,490,829	1,450,387	1,449,749	1,441,360
Income before income taxes	213,256	383,363	561,691	355,706	183,498	349,416	527,708	356,313
Income tax provision	87,732	112,927	155,326	116,214	51,738	109,949	168,151	96,062
Net income before NCI	125,524	270,436	406,365	239,492	131,760	239,467	359,557	260,251
Less: Net income attributable to NCI	38,562	66,831	110,743	72,512	31,861	72,491	104,141	75,138
Net income attributable to SHUSA	$86,962	$203,605	$295,622	$166,980	$99,899	$166,976	$255,416	$185,113

2019 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2019 of $125.5 million compared to net income of $270.4 million for the third quarter of 2019. The most significant period-over-period variances were:

•	an increase in total fees and other income of $132.5 million, primarily comprised of the mark to market on the personal unsecured portfolio HFS included in miscellaneous income, net.

•	a decrease in the income tax provision of $25.2 million primarily due to lower income before taxes.

SHUSA reported net income for the fourth quarter of 2019 of $125.5 million, compared to net income of $131.8 million for the fourth quarter of 2018. The most significant period over period variances were:

•	an increase in interest expense of $58.0 million, due to higher deposit volume and rates.

•	a decrease in the provision for credit losses of $123.6 million as a result of lower TDR balances and better recovery rates

•
an increase in general and administrative and other expenses of $157.0 million, including an increase in lease expense of $78.0 million, resulting from the increasing leased vehicle portfolio, and an increase in compensation and benefits expense of $45.7 million as a result of increased headcount.

•	an increase in income tax provision of $36.0 million as a result of higher income before taxes.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 11, 2020

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$7,644,372	$7,790,593
Investment securities:
AFS at fair value	14,339,758	11,632,987
HTM (fair value of $3,957,227 and $2,676,049 as of December 31, 2019 and December 31, 2018, respectively)	3,938,797	2,750,680
Other investments (includes trading securities of $1,097 and $10 as of December 31, 2019 and December 31, 2018, respectively)	995,680	805,357
LHFI(1) (5)	92,705,440	87,045,868
ALLL (5)	(3,646,189)	(3,897,130)
Net LHFI	89,059,251	83,148,738
LHFS (2)	1,420,223	1,283,278
Premises and equipment, net (3)	798,122	805,940
Operating lease assets, net (5)(6)	16,495,739	14,078,793
Goodwill	4,444,389	4,444,389
Intangible assets, net	416,204	475,193
BOLI	1,860,846	1,833,290
Restricted cash (5)	3,881,880	2,931,711
Other assets (4) (5)	4,204,216	3,653,336
TOTAL ASSETS	$149,499,477	$135,634,285
LIABILITIES
Accrued expenses and payables	$4,476,072	$3,035,848
Deposits and other customer accounts	67,326,706	61,511,380
Borrowings and other debt obligations (5)	50,654,406	44,953,784
Advance payments by borrowers for taxes and insurance	153,420	160,728
Deferred tax liabilities, net	1,521,034	1,212,538
Other liabilities (5)	969,009	912,775
TOTAL LIABILITIES	125,100,647	111,787,053
Commitments and contingencies (Note 20)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2019 and December 31, 2018)	17,954,441	17,859,304
Accumulated other comprehensive loss	(88,207)	(321,652)
Retained earnings	4,155,226	3,783,405
TOTAL SHUSA STOCKHOLDER'S EQUITY	22,021,460	21,321,057
NCI	2,377,370	2,526,175
TOTAL STOCKHOLDER'S EQUITY	24,398,830	23,847,232
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$149,499,477	$135,634,285

(1) LHFI includes $102.0 million and $126.3 million of loans recorded at fair value at December 31, 2019 and December 31, 2018, respectively.
(2) Includes $289.0 million and $209.5 million of loans recorded at the FVO at December 31, 2019 and December 31, 2018, respectively.
(3) Net of accumulated depreciation of $1.5 billion and $1.4 billion at December 31, 2019 and December 31, 2018, respectively.
(4) Includes MSRs of $130.9 million and $149.7 million at December 31, 2019 and December 31, 2018, respectively, for which the Company has elected the FVO. See Note 16 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2019 and December 31, 2018, LHFI included $26.5 billion and $24.1 billion, Operating leases assets, net included $16.5 billion and $14.0 billion, restricted cash included $1.6 billion and $1.6 billion, other assets included $625.4 million and $685.4 million, Borrowings and other debt obligations included $34.2 billion and $31.9 billion, and Other liabilities included $188.1 million and $122.0 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.2 billion and $3.5 billion at December 31, 2019 and December 31, 2018, respectively.
See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME:
Loans	$8,098,482	$7,546,376	$7,377,345
Interest-earning deposits	174,189	137,753	86,205
Investment securities:
AFS	280,927	297,557	352,601
HTM	70,815	68,525	38,609
Other investments	25,782	18,842	21,319
TOTAL INTEREST INCOME	8,650,195	8,069,053	7,876,079
INTEREST EXPENSE:
Deposits and other customer accounts	574,471	389,128	241,044
Borrowings and other debt obligations	1,632,956	1,335,075	1,211,085
TOTAL INTEREST EXPENSE	2,207,427	1,724,203	1,452,129
NET INTEREST INCOME	6,442,768	6,344,850	6,423,950
Provision for credit losses	2,292,017	2,339,898	2,759,944
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	4,150,751	4,004,952	3,664,006
NON-INTEREST INCOME:
Consumer and commercial fees	548,846	568,147	616,438
Lease income	2,872,857	2,375,596	2,017,775
Miscellaneous income, net(1) (2)	301,598	307,282	269,484
TOTAL FEES AND OTHER INCOME	3,723,301	3,251,025	2,903,697
Net gain/(loss) on sale of investment securities	5,816	(6,717)	(2,444)
TOTAL NON-INTEREST INCOME	3,729,117	3,244,308	2,901,253
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	1,945,047	1,799,369	1,895,326
Occupancy and equipment expenses	603,716	659,789	669,113
Technology, outside service, and marketing expense	656,681	590,249	581,164
Loan expense	405,367	384,899	386,468
Lease expense	2,067,611	1,789,030	1,553,096
Other expenses	687,430	608,989	679,157
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	6,365,852	5,832,325	5,764,324
INCOME BEFORE INCOME TAX PROVISION/(BENEFIT)	1,514,016	1,416,935	800,935
Income tax provision/(benefit)	472,199	425,900	(157,040)
NET INCOME INCLUDING NCI	1,041,817	991,035	957,975
LESS: NET INCOME ATTRIBUTABLE TO NCI	288,648	283,631	405,625
NET INCOME ATTRIBUTABLE TO SHUSA	$753,169	$707,404	$552,350
(1) Netted down by impact of $404.6 million, $382.3 million, and $386.4 million for the years ended December 31, 2019, 2018 and 2017 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
 (In thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME INCLUDING NCI	$1,041,817	$991,035	$957,975
OCI, NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax (1) (2)	(301)	(3,796)	337
Net unrealized gains/(losses) on AFS and HTM investment securities, net of tax (2)	222,887	(80,891)	(9,744)
Pension and post-retirement actuarial gains, net of tax (2)	10,859	560	4,184
TOTAL OTHER COMPREHENSIVE GAIN / (LOSS), NET OF TAX	233,445	(84,127)	(5,223)
COMPREHENSIVE INCOME	1,275,262	906,908	952,752
NET INCOME ATTRIBUTABLE TO NCI	288,648	283,631	405,625
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$986,614	$623,277	$547,127

(1) Excludes $(18.3) million, $(3.1) million, and $6.0 million of OCI attributable to NCI for the years ended December 31, 2019, 2018 and 2017, respectively.
(2) Excludes $39.1 million impact of OCI reclassified to Retained earnings as a result of the adoption of ASU 2018-02 for the year ended December 31, 2018.

See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2017	530,391	$195,445	$16,599,497	$(193,208)	$3,020,149	$2,756,875	$22,378,758
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(26,457)	—	14,763	37,401	25,707
Comprehensive (loss)/income Attributable to SHUSA	—	—	—	(5,223)	552,350	—	547,127
Other comprehensive income attributable to NCI	—	—	—	—	—	6,048	6,048
Net income attributable to NCI	—	—	—	—	—	405,625	405,625
Impact of SC Stock Option Activity	—	—	—	—	—	22,116	22,116
Contribution of SFS from Shareholder (Note 1)		—	430,783	—	(108,705)	—	322,078
Capital contribution from shareholder (Note 13)	—	—	11,747	—	—	—	11,747
Contribution of incremental SC shares from shareholder	—	—	707,589	—	—	(707,589)	—
Dividends paid to NCI	—	—	—	—	—	(4,475)	(4,475)
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(149)	—	—	850	701
Dividends declared and paid on common stock	—	—	—	—	(10,000)	—	(10,000)
Dividends declared and paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2017	530,391	$195,445	$17,723,010	$(198,431)	$3,453,957	$2,516,851	$23,690,832
Cumulative-effect adjustment upon adoption of new ASUs and other (Note 1)	—	—	—	(39,094)	47,549	—	8,455
Comprehensive (loss)/income attributable to SHUSA	—	—	—	(84,127)	707,404	—	623,277
Other comprehensive loss attributable to NCI	—	—	—	—	—	(3,130)	(3,130)
Net income attributable to NCI	—	—	—	—	—	283,631	283,631
Impact of SC stock option activity	—	—	—	—	—	12,411	12,411
Contribution from shareholder and related tax impact (Note 13)	—	—	88,468	—	—	—	88,468
Contribution of SAM from Shareholder (Note 1)	—	—	4,396	—	—	—	4,396
Redemption of preferred stock	—	(195,445)	—	—	(4,555)	—	(200,000)
Dividends declared and paid on common stock	—	—	—	—	(410,000)	—	(410,000)
Dividends paid to NCI	—	—	—	—	—	(57,511)	(57,511)
Stock repurchase attributable to NCI	—	—	43,430	—	—	(226,077)	(182,647)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, December 31, 2018	530,391	$—	$17,859,304	$(321,652)	$3,783,405	$2,526,175	$23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	—	233,445	753,169	—	986,614
Other comprehensive loss attributable to NCI	—	—	—	—	—	(18,265)	(18,265)
Net income attributable to NCI	—	—	—	—	—	288,648	288,648
Impact of SC stock option activity	—	—	—	—	—	10,176	10,176
Contribution from shareholder (Note 13)	—	—	88,927	—	—	—	88,927
Dividends declared and paid on common stock	—	—	—	—	(400,000)	—	(400,000)
Dividends paid to NCI	—	—	—	—	—	(85,160)	(85,160)
Stock repurchase attributable to NCI	—	—	6,210	—	—	(344,204)	(337,994)
Balance, December 31, 2019	530,391	$—	$17,954,441	$(88,207)	$4,155,226	$2,377,370	$24,398,830

See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$1,041,817	$991,035	$957,975
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	—	10,536
Provision for credit losses	2,292,017	2,339,898	2,759,944
Deferred tax expense/(benefit)	339,152	416,875	(196,614)
Depreciation, amortization and accretion	2,402,611	1,913,225	1,606,862
Net loss on sale of loans	397,037	379,181	373,532
Net (gain)/loss on sale of investment securities	(5,816)	6,717	2,444
Loss on debt extinguishment	2,735	3,470	30,349
Net (gain)/loss on real estate owned, premises and equipment, and other assets	(19,637)	10,610	(9,567)
Stock-based compensation	317	913	4,674
Equity (income)/loss on equity method investments	(1,584)	(4,324)	28,323
Originations of LHFS, net of repayments	(1,462,963)	(2,982,366)	(4,920,570)
Purchases of LHFS	(387)	(1,381)	(4,280)
Proceeds from sales of LHFS	1,563,206	4,264,959	4,601,777
Net change in:
Revolving personal loans	(360,922)	(371,716)	(329,168)
Other assets, BOLI and trading securities	(152,520)	(200,380)	(99,306)
Other liabilities	814,094	248,345	147,149
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,849,157	7,015,061	4,964,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,423,579	1,262,409	3,216,595
Proceeds from prepayments and maturities of AFS investment securities	6,688,603	2,616,417	5,231,910
Purchases of AFS investment securities	(10,534,918)	(2,421,286)	(6,248,059)
Proceeds from prepayments and maturities of HTM investment securities	392,971	338,932	200,085
Purchases of HTM investment securities	(1,595,777)	(135,898)	(352,786)
Proceeds from sales of other investments	264,364	153,294	327,029
Proceeds from maturities of other investments	13,673	45	560
Purchases of other investments	(369,361)	(214,427)	(217,007)
Proceeds from sales of LHFI	2,583,563	1,016,652	1,227,052
Proceeds from the sales of equity method investments	—	—	25,145
Distributions from equity method investments	4,539	9,889	10,522
Contributions to equity method and other investments	(228,275)	(122,816)	(87,267)
Proceeds from settlements of BOLI policies	34,941	20,931	37,028
Purchases of LHFI	(897,907)	(1,243,574)	(723,793)
Net change in loans other than purchases and sales	(10,184,035)	(8,462,103)	2,724,489
Purchases and originations of operating leases	(8,597,560)	(9,859,861)	(6,036,193)
Proceeds from the sale and termination of operating leases	3,502,677	3,588,820	3,119,264
Manufacturer incentives	794,237	1,098,055	878,219
Proceeds from sales of real estate owned and premises and equipment	68,491	53,569	112,497
Purchases of premises and equipment	(216,810)	(159,887)	(164,111)
Net cash paid for branch disposition	(329,328)	—	—
Upfront fee paid to FCA	(60,000)	—	—
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(17,242,333)	(12,460,839)	3,281,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	6,286,153	680,277	(6,218,010)
Net change in short-term borrowings	191,931	(168,769)	(50,331)
Net proceeds from long-term borrowings	48,043,664	46,461,404	43,325,311
Repayments of long-term borrowings	(44,522,618)	(43,277,142)	(44,005,642)
Proceeds from FHLB advances (with terms greater than 3 months)	4,435,000	4,900,000	1,000,000
Repayments of FHLB advances (with terms greater than 3 months)	(2,500,000)	(2,000,000)	(5,000,000)
Net change in advance payments by borrowers for taxes and insurance	(7,308)	1,407	(4,177)
Cash dividends paid to preferred stockholders	—	(10,950)	(14,600)
Dividends paid on common stock	(400,000)	(410,000)	(10,000)
Dividends paid to NCI	(85,160)	(57,511)	(4,475)
Stock repurchase attributable to NCI	(337,994)	(182,647)	—
Proceeds from the issuance of common stock	4,529	8,204	13,652
Capital contribution from shareholder	88,927	85,035	9,000
Redemption of preferred stock	—	(200,000)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	11,197,124	5,829,308	(10,959,272)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	803,948	383,530	(2,714,033)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	10,722,304	10,338,774	13,052,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$11,526,252	$10,722,304	$10,338,774

SUPPLEMENTAL DISCLOSURES
Income taxes paid, net	$35,355	$26,261	$3,954
Interest paid	2,210,838	1,694,850	1,442,484

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(1,423)	86,467	44,650
Loans transferred from/(to) HFI (from)/to HFS, net	2,727,067	731,944	202,760
Unsettled sales of investment securities	—	—	39,783
Contribution of SFS from shareholder (2)	—	—	322,078
Contribution of incremental SC shares from shareholder	—	—	707,589
Contribution of SAM from shareholder (2)	—	4,396	—
AFS investment securities transferred to HTM investment securities	—	1,167,189	—
Adoption of lease accounting standard:
ROU assets	664,057	—	—
Accrued expenses and payables	705,650	—	—

(1) The years ended December 31, 2019, 2018, and 2017 include cash and cash equivalents balances of $7.6 billion, $7.8 billion, and $6.5 billion, respectively, and restricted cash balances of $3.9 billion, $2.9 billion, and $3.8 billion, respectively.
(2) The contributions of SFS and SAM were accounted for as non-cash transactions. Refer to Note 1 - Basis of Presentation and Accounting Policies for additional information.

See accompanying unaudited notes to Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

SHUSA is the Parent Company of SBNA, a national banking association; SC, a consumer finance company; Santander BanCorp, a financial holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, BSPR; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SSLLC, SIS, and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Santander. The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and servicing of RICs and leases, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs.

SAF is SC’s primary vehicle brand, and is available as a finance option for automotive dealers across the United States. Since May 2013, under its agreement with FCA, SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 20 for additional details. On June 28, 2019, SC entered into an amendment to its agreement with FCA, which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides other consumer finance products. However, in 2015, SC announced its exit from personal lending and, accordingly, all of its personal lending assets are classified as HFS at December 31, 2019.

As of December 31, 2019, SC was owned approximately 72.4% by SHUSA and 27.6% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

During 2019, SBNA completed the sale of 14 bank branches and four ATMs located in central Pennsylvania, together with approximately $471 million of deposits and $102 million of retail and business loans, to First Commonwealth Bank for a gain of $30.9 million.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

IHC

The EPS mandated by Section 165 of the DFA Final Rule were enacted by the Board of Governors of the Federal Reserve to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC. The contribution of SAM to the Company transferred approximately $5.4 million of assets, $1.0 million of liabilities, and $4.4 million of equity to the Company.

Although SAM is an entity under common control, its results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company. As a result, the Company elected to report the results of SAM on a prospective basis beginning July 2, 2018. SFS’s results of operations, financial condition, and cash flows are immaterial to the historical financial results of the Company and the Company also elected to report its results prospectively. As a result of the 2017 contribution of SFS in 2017 and SAM in 2018, SHUSA's net income is understated by $1.0 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively. In addition, a contribution to stockholder's equity of $4.4 million and $322.1 million was recorded on July 2, 2018, and July 1, 2017, respectively. These amounts are immaterial to the overall presentation of the Company's financial statements for each of the periods presented.

On October 21, 2019, the Company entered into an agreement to sell the stock of Santander BanCorp (the holding company that owns BSPR) for a total consideration of approximately $1.1 billion, subject to adjustment based on the consolidated Santander BanCorp balance sheet at closing. At December 31, 2019, BSPR had 27 branches, approximately 1,000 employees, and total assets of approximately $6.0 billion. Among other conditions precedent to the closing, the transaction requires the Company to transfer all of BSPR's non-performing assets and the equity of SAM to the Company or a third party prior to closing. In addition, the transaction requires review and approval of various regulators, whose input is uncertain. Subject to satisfaction of the closing conditions, the transaction is expected to close in the middle of 2020. Once it becomes apparent that this transaction is more likely than not to receive regulatory approval, the Company will recognize a deferred tax liability of approximately $50 million for the unremitted earnings of Santander BanCorp. Consummation of the transaction is not expected to result in any material gain or loss.

Basis of Presentation

These Consolidated Financial Statements include accounts of the Company and its consolidated subsidiaries, and certain special purpose financing trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and VOEs in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. These Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to SEC regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and SCF for the periods indicated, and contain adequate disclosure of this interim financial information to make the information presented not misleading.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Since January 1, 2019, the Company adopted the following FASB ASUs:

•
ASU 2016-02, Leases (Topic 842). The Company adopted this standard as of January 1, 2019, resulting in the recognition of a ROU asset ($664.1 million) and lease liability ($705.7 million) in the Consolidated Balance Sheet for all operating leases with a term greater than 12 months. The Company adopted this ASU using the modified retrospective approach, with application at the adoption date and a cumulative-effect adjustment to the opening balance of retained earnings. Under this approach, comparative periods were not adjusted. We elected the package of practical expedients permitted under transition guidance, which allowed us to carry forward the historical lease classification. We also elected not to recognize a lease liability and associated ROU asset for short-term leases. We did not elect (1) the hindsight practical expedient when determining the lease term and (2) the practical expedient to not separate non-lease components from lease components. The ASU required the Company to accelerate the recognition of $18.7 million of previously deferred gains on sale-leaseback transactions, with such impact recorded to the opening balance of Retained earnings.

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

Significant Accounting Policies

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Sales of RICs and Leases

The Company, through SC, transfers RICs into newly formed Trusts which then issue one or more classes of notes payable backed by the RICs. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the SPEs and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interest are treated as sales of the associated RICs. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to the Company's creditors or other subsidiaries.

The Company also sells RICs and leases to VIEs or directly to third parties. The Company may determine that these transactions meet sale accounting treatment in accordance with applicable guidance. Due to the nature, purpose, and activity of these transactions, the Company either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. The transferred financial assets are removed from the Company's Consolidated Balance Sheets at the time the sale is completed. The Company generally remains the servicer of the financial assets and receives servicing fees. The Company also recognizes a gain or loss for the difference between the fair value, as measured based on sales proceeds plus (or minus) the value of any servicing asset (or liability) retained and the carrying value of the assets sold.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash deposited to support securitization transactions, lockbox collections, and the related required reserve accounts is recorded in the Company's Consolidated Balance Sheets as restricted cash. Excess cash flows generated by Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse facility or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

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

Realized gains and losses on sales of investment securities are recognized on the trade date and included in earnings within Net (losses)/gains on sale of investment securities, which is a component of non-interest income. Unamortized premiums and discounts are recognized in interest income over the estimated life of the security using the interest method.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Originated LHFI

Originated LHFI are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's originated LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over their estimated lives as adjustments to interest income utilizing the effective interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans, which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. Our estimated weighted average prepayment rates ranged from 5.1% to 11.0% at December 31, 2019 and 5.7% to 10.8% at December 31, 2018.

The Company’s LHFI are carried at amortized cost, net of the ALLL. When a RIC is originated, certain cost basis adjustments (the net discounts) to the principal balance of the loan are recognized in accordance with the accounting guidance for loan origination fees and costs in ASC 310-20. These cost basis adjustments generally include the following:

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

Originated loans are initially recorded at the proceeds paid to fund the loan. Loan origination fees and costs and any discount at origination for loans is considered by the Company to reflect yield enhancements and is accreted to income using the effective interest method.

See LHFS subsection below for accounting treatment when an HFI loan is re-designated as LHFS.

Purchased LHFI

Purchased loans are generally loans acquired in a bulk purchase or business combination. RICs acquired directly from a dealer are considered to be originated loans, not purchased loans.

Purchase discounts and premiums on purchased loans that are deemed performing are accreted over the remaining expected lives of the loans to their par values, generally using the retrospective effective interest method, which considers the impact of estimated prepayments that is updated on a quarterly basis. The purchase discount on personal unsecured loans (given their revolving nature) are amortized on a straight-line basis in accordance with ASC 310-20.

Purchased loans with evidence of credit quality deterioration as of the purchase date for which it is probable that the Company will not receive all contractually required payments receivable are accounted for as PCI loans. At acquisition, PCI loans are recorded at fair value with no allowance for credit losses, and accounted for individually or aggregated in pools based on similar risk characteristics. The Company estimates the amount and timing of expected cash flows for each loan or pool of loans. The expected cash flows in excess of the amount paid for the loans is referred to as the accretable yield and is recorded as interest income over the remaining estimated life of the loan or pool of loans.

The Company may irrevocably elect to account for certain loans acquired with evidence of credit deterioration at fair value in accordance with ASC 825. Accordingly, the Company does not recognize interest income for these loans and recognizes the fair value adjustments on these loans as part of other non-interest income in the Company’s Consolidated Statements of Operations. For certain loans which the Company has elected to account for at fair value that are not considered non-accrual, the Company separately recognizes interest income from the total fair value adjustment. No ALLL is recognized for loans that the Company has elected to account for at fair value.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Provisions for credit losses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover probable credit losses incurred in the Company’s HFI loan portfolios. The Company uses the incurred loss approach in providing an ACL on the recorded investment of its existing loans. This approach requires that loan loss provisions are recognized and the corresponding allowance recorded when, based on all available information, it is probable that a credit loss has been incurred. The estimate for credit losses for loans that are individually evaluated for impairment is generally determined through an analysis of the present value of the loan’s expected future cash flows, except for those that are deemed to be collateral dependent.  For those loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. In addition, when establishing the collective ACL for originated loans, the Company’s estimate of losses on recorded investment includes the estimate of the related net discount balance that is expected at the time of charge-off. Although the ACL is established on a collective basis, actual charge-offs are recorded on a loan-by-loan basis when losses are confirmed or when established delinquency thresholds have been met. Additional discussions related to the Company’s charge-off policies are provided in the “Charge-offs of Uncollectible Loans” section below.

When a loan in any portfolio or class has been determined to be impaired (e.g., TDRs and non-accrual commercial loans in excess of $1 million) as of the balance sheet date, the Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate. However, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral less costs to sell if the loan is a collateral-dependent loan. A specific reserve is established as a component of ACL for these impaired loans. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows (including the fair value of the collateral for collateral dependent loans) the Company recalculates the impairment and adjusts the specific reserve. Some impaired loans have risk characteristics similar to other impaired loans and may be aggregated for the measurement of impairment. For those impaired loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. When the Company determines that the present value of the estimated cash flows of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

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

Interest Recognition and Non-accrual loans

Interest from loans is accrued when earned in accordance with the terms of the loan agreement. The accrual of interest is discontinued and uncollected interest is reversed once a loan is placed in non-accrual status. A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. The Company generally places commercial loans and consumer loans on non-accrual status when they become 90 days or more past due. Additionally, loans may be placed on nonaccrual status based on other circumstances, such as receipt of notification of a customer’s bankruptcy filing. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they return to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Collateral- dependent loans are generally not returned to accrual status. Please refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status. Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged-off.

For RICs, the accrual of interest is discontinued and accrued, but uncollected interest is reversed once a RIC becomes more than 60 days past due (i.e. 61 or more days past due), and is resumed if a delinquent account subsequently becomes 60 days or less past due. The Company considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time. Loans accounted for using the FVO are not placed on nonaccrual.

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

The Company generally charges off consumer loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due, and other loans (closed-end) are charged-off when they become 120 days past due. Loans with respect to which a bankruptcy notice is received or for which fraud is discovered are written down to the collateral value less costs to sell within 60 days of such notice or discovery. Revolving personal unsecured loans are charged off when they become 180 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. Charge-offs are not required when it can be clearly demonstrated that repayment will occur regardless of delinquency status. Factors that would demonstrate repayment include a loan that is secured by collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

RICs and auto loans are charged off against the allowance in the month in which the account becomes 120 days contractually delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A net charge off represents the difference between the estimated net sales proceeds and the Company's recorded investment in the related contract. Accounts in repossession that have been charged off and are pending liquidation are removed from loans and the related repossessed automobiles are included in Other assets in the Company's Consolidated Balance Sheets.

TDRs

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified to provide a concession that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, and deferments of principal. TDRs are generally placed on non-accrual status at the time of modification, unless the loan was performing immediately prior to modification and returned to accrual after a sustained period of repayment performance. Collateral dependent TDRs are generally not returned to accrual status. All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions and interest rate reductions. Commercial loan TDRs are generally restructured to allow for an upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically 12 months for monthly payment schedules). As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell.

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

RIC TDRs are placed on non-accrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days. For loans on nonaccrual status, interest income is recognized on a cash basis. For TDR loans on nonaccrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due.

At the time a deferral is granted on a RIC, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Consumer TDRs in the residential mortgage and home equity portfolios are generally placed on non-accrual status at the time of modification, and returned to accrual when they have made six consecutive on-time payments. In addition to those identified as TDRs above, loans discharged under Chapter 7 bankruptcy are considered TDRs and collateral-dependent, regardless of delinquency status. These loans are written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to ALLL

The ALLL is established to recognize losses in funded loans that are probable and can be reasonably estimated. Prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores.

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate or fair value of collateral (less costs to sell). The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

LHFS

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for most of its residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Miscellaneous income, net. For residential mortgages for which the FVO is selected, direct loan origination fees are recorded in Miscellaneous income, net at origination.

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the lower of cost or fair value. When loans are transferred from HFI, the Company will recognize a charge-off to the ALLL, if warranted under the Company’s charge off policies. Any excess ALLL for the transferred loans is reversed through provision expense. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through miscellaneous income, net as lower of cost or market adjustments.

Leases (as Lessor)

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

Leased vehicles under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges and presented as Operating lease assets, net in the Company’s Consolidated Balance Sheets. Leased assets acquired in a business combination are initially recorded at their estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2019, 2018, or 2017.

Leases (as Lessee)

Operating lease ROU assets and lease liabilities are recognized upon lease commencement based on the present value of lease payments over the lease term, discounted at the Company's estimated rate of interest for a collateralized borrowing for a similar term. The lease term includes options to extend or terminate a lease when the Company considers it reasonably certain that such options will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

As a benchmark for the reasonableness of the residential MSRs' fair value, opinions of value from independent third parties ("Brokers") are obtained. Brokers provide a range of values based upon their own discounted cash flow DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside the Brokers' ranges, management will assess whether a valuation adjustment is warranted. Residential MSRs value is considered to represent a reasonable estimate of fair value.

See Note 16 to these Consolidated Financial Statements for detail on MSRs.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity, and credit risk. Derivative financial instruments are also used to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities, and often sells derivative products to commercial loan customers to hedge interest rate risk associated with loans made by the Company. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes for its own account. Derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as a hedge for accounting purposes, as well as the type of hedging relationship identified.

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

The results of operations of the acquired companies are recorded in the Consolidated Statements of Operations from the date of acquisition. The application of business combination principles, including the determination of the fair value of the net assets acquired, requires the use of significant estimates and assumptions.

Revenue Recognition

The Company primarily earns interest and non-interest income from various sources, including:

•	Lending (interest income and loan fees)

•	Investment securities

•	Loan sales and servicing

•	Finance leases

•	BOLI

•	Depository services

•	Commissions and trailer fees

•	Interchange income, net.

•	Underwriting service Fees

•	Asset and wealth management fees

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Lending and Investment Securities

The principal source of revenue is interest income from loans and investment securities. Interest income is recognized on an accrual basis primarily according to non-discretionary formulas in written contracts, such as loan agreements or securities contracts. Revenue earned on interest-earning assets, including amortization of deferred loan fees and origination costs and the accretion of discounts recognized on acquired or purchased loans, is recognized based on the constant effective yield of such interest-earning assets.

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

Commissions and trailer fees

Commission fees are earned from the selling of annuity contracts to customers on behalf of insurance companies, acting as the broker for certain equity trading, and sales of interests in mutual funds. The Company elected the expected value method for estimating commission fees due to the large number of customer contracts with similar characteristics. However, commissions and trailer fees are fully constrained as the Company cannot sufficiently estimate the consideration which it could be entitled to earn. Commissions are generally associated with point-in-time transactions or agreements that are one year or less. The performance obligation is satisfied immediately and revenue is recognized as the Company performs the service.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The agreements also contain immaterial fixed consideration related to upfront sign-on bonuses and program development bonuses, which are amortized over the remainder of the agreements' life on a straight-line basis.

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

When measuring the fair value of a liability, the Company assumes that the transfer will not affect the nonperformance risk associated with the liability. The Company considers the effect of the credit risk on the fair value for any period in which fair value is measured. There are three valuation approaches for measuring fair value: the market approach, the income approach and the cost approach. Selecting the appropriate technique for valuing a particular asset or liability should consider the exit market for the asset or liability, the nature of the asset or liability being measured, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment. These assumptions result in classification of financial instruments into the fair value hierarchy levels 1, 2 and 3 for disclosure purposes.

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

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2019 through the issuance of these Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2019 other than the transaction disclosed in Note 13 of these Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments measured at amortized cost. The amendment introduces a new credit reserving framework known as CECL, which replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit-deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the current OTTI framework. The Company adopted the new guidance on January 1, 2020.

The Company established a cross-functional working group for implementation of this standard. Generally, our implementation process included data sourcing and validation, development and validation of loss forecasting methodologies and models, including determining the length of the reasonable and supportable forecast period and selecting macroeconomic forecasting methodologies to comply with the new guidance, updating the design of our established governance, financial reporting, and internal control over financial reporting frameworks, and updating accounting policies and procedures. The status of our implementation was periodically presented to the Audit Committee and the Risk Committee. The Company completed multiple parallel model runs to test and refine its current expected credit loss models to satisfy the requirements of the new standard.

The adoption of this standard resulted in the increase in the ACL of approximately $2.5 billion and a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase is based on forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. The standard did not have a material impact on the Company’s other financial instruments. Additionally, we elected to utilize regulatory relief which will permit us to phase in 25 percent of the capital impact of CECL in our calculation of regulatory capital amounts and ratios in 2020, and an additional 25 percent each subsequent year until fully phased-in by the first quarter of 2023.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. This ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the new guidance effective January 1, 2020 and it did not have a material impact on the Company’s business, financial position or results of operations.

In addition to those described in detail above, on January 1, 2020, the Company adopted ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, and it did not have a material impact on the Company's business, financial position, results of operations, or disclosures.

NOTE 3. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$4,086,733	$4,497	$(292)	$4,090,938	$1,815,914	$560	$(11,729)	$1,804,745
Corporate debt securities	139,696	39	(22)	139,713	160,164	12	(62)	160,114
ABS	138,839	1,034	(1,473)	138,400	435,464	3,517	(2,144)	436,837
State and municipal securities	9	—	—	9	16	—	—	16
MBS:
GNMA - Residential	4,868,512	12,895	(16,066)	4,865,341	2,829,075	861	(85,675)	2,744,261
GNMA - Commercial	773,889	6,954	(1,785)	779,058	954,651	1,250	(19,515)	936,386
FHLMC and FNMA - Residential	4,270,426	14,296	(30,325)	4,254,397	5,687,221	267	(188,515)	5,498,973
FHLMC and FNMA - Commercial	69,242	2,665	(5)	71,902	51,808	384	(537)	51,655
Total investments in debt securities AFS	$14,347,346	$42,380	$(49,968)	$14,339,758	$11,934,313	$6,851	$(308,177)	$11,632,987

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,948,025	$11,354	$(7,670)	$1,951,709	$1,718,687	$1,806	$(54,184)	$1,666,309
GNMA - Commercial	1,990,772	20,115	(5,369)	2,005,518	1,031,993	1,426	(23,679)	1,009,740
Total investments in debt securities HTM	$3,938,797	$31,469	$(13,039)	$3,957,227	$2,750,680	$3,232	$(77,863)	$2,676,049
The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of December 31, 2019 and December 31, 2018, the Company had investment securities with an estimated carrying value of $7.5 billion and $6.6 billion, respectively, pledged as collateral, which were comprised of the following: $2.7 billion and $3.0 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.5 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $148.5 million and $78.0 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $699.1 million and $423.3 million, respectively, were pledged to deposits with clearing organizations; and $461.9 million and $415.1 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At December 31, 2019 and December 31, 2018, the Company had $46.0 million and $40.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets.

There were no transfers of securities between AFS and HTM during the year ended December 31, 2019. In 2018, the Company transferred securities with approximately a $1.2 billion carrying value (fair value $1.2 billion) from AFS to HTM. Unrealized holding losses of $29.1 million were retained in OCI at the date of transfer and will be amortized over the remaining lives of the securities.

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2019 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
U.S Treasuries	$3,289,865	$801,073	$—	$—	$4,090,938	1.91%
Corporate debt securities	139,699	—	14	—	139,713	2.60%
ABS	12,234	63,123	—	63,043	138,400	4.23%
State and municipal securities	—	9	—	—	9	7.75%
MBS:
GNMA - Residential	1,738	48	60,710	4,802,845	4,865,341	2.31%
GNMA - Commercial	—	—	—	779,058	779,058	2.41%
FHLMC and FNMA - Residential	301	8,024	266,204	3,979,868	4,254,397	1.96%
FHLMC and FNMA - Commercial	—	430	52,298	19,174	71,902	3.00%
Total fair value	$3,443,837	$872,707	$379,226	$9,643,988	$14,339,758	2.12%
Weighted Average Yield	2.02%	1.87%	2.27%	2.18%	2.12%
Total amortized cost	$3,441,868	$869,377	$375,291	$9,660,810	$14,347,346

(1)	The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.

(2)	Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate.

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2019 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
MBS:
GNMA - Residential	$—	$—	$—	$1,951,709	$1,951,709	2.26%
GNMA - Commercial	—	—	—	2,005,518	2,005,518	2.39%
Total fair value	$—	$—	$—	$3,957,227	$3,957,227	2.32%
Weighted average yield	—%	—%	—%	2.32%	2.32%
Total amortized cost	$—	$—	$—	$3,938,797	$3,938,797
(1) (2) See corresponding footnotes to the December 31, 2019 "Contractual Maturity of Debt Securities" table above for investments in debt securities AFS.

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of December 31, 2019 and December 31, 2018 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$200,096	$(167)	$499,883	$(125)	$288,660	$(315)	$914,212	$(11,414)
Corporate debt securities	110,802	(22)	—	—	152,247	(62)	13	—
ABS	27,662	(44)	47,616	(1,429)	31,888	(249)	77,766	(1,895)
MBS:
GNMA - Residential	2,053,763	(6,895)	997,024	(9,171)	102,418	(2,014)	2,521,278	(83,661)
GNMA - Commercial	217,291	(1,756)	14,300	(29)	199,495	(2,982)	622,989	(16,533)
FHLMC and FNMA - Residential	660,078	(4,110)	1,344,057	(26,215)	237,050	(5,728)	5,236,028	(182,787)
FHLMC and FNMA - Commercial	—	—	430	(5)	—	—	21,819	(537)
Total investments in debt securities AFS	$3,269,692	$(12,994)	$2,903,310	$(36,974)	$1,011,758	$(11,350)	$9,394,105	$(296,827)

NOTE 3. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of December 31, 2019 and December 31, 2018 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2019				December 31, 2018
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GNMA - Residential	$559,058	$(2,004)	$657,733	$(5,666)	$205,573	$(4,810)	$1,295,554	$(49,374)
GNMA - Commercial	731,445	(5,369)	—	—	221,250	(5,572)	629,847	(18,107)
Total investments in debt securities HTM	$1,290,503	$(7,373)	$657,733	$(5,666)	$426,823	$(10,382)	$1,925,401	$(67,481)

OTTI

Management evaluates all investments in debt securities in an unrealized loss position for OTTI on a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO scores and weighted average LTV ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company did not record any OTTI related to its investments in debt securities for the years ended December 31, 2019, 2018 or 2017.

Management has concluded that the unrealized losses on its investments in debt securities for which it has not recognized OTTI (which were comprised of 727 individual securities at December 31, 2019) are temporary in nature since (1) they reflect the increase in interest rates, which lowers the current fair value of the securities, (2) they are not related to the underlying credit quality of the issuers, (3) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (4) the Company does not intend to sell these investments at a loss and (5) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other than temporary.

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Proceeds from the sales of AFS securities	$1,423,579	$1,262,409	$3,256,378

Gross realized gains	$9,496	$5,517	$22,224
Gross realized losses	(3,680)	(12,234)	(24,668)
OTTI	—	—	—
Net realized gains/(losses) (1)	$5,816	$(6,717)	$(2,444)

(1)	Includes net realized gain/(losses) on trading securities of (0.8) million, $(1.4) million and $(4.2) million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

NOTE 3. INVESTMENT SECURITIES (continued)

Other Investments

Other Investments consisted of the following as of:

(in thousands)	December 31, 2019	December 31, 2018
FHLB of Pittsburgh and FRB stock	$716,615	$631,239
LIHTC investments	265,271	163,113
Equity securities not held for trading	12,697	10,995
Trading securities	1,097	10
Total	$995,680	$805,357

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2019, the Company purchased $298.6 million of FHLB stock at par, and redeemed $212.4 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the year ended December 31, 2019, the Company did not purchase FRB stock.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of December 31, 2019, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. The Company maintains an ACL to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $53.9 billion at December 31, 2019 and $49.5 billion at December 31, 2018.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2019 was $1.4 billion, compared to $1.3 billion at December 31, 2018. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $289.0 million as of December 31, 2019 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to these Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Consolidated Statements of Operations. As of December 31, 2019, the carrying value of the personal unsecured HFS portfolio was $1.0 billion.

During 2019, the Company sold $1.4 billion of performing residential loans to FNMA for a net gain of $7.9 million.

In October 2019, SBNA agreed to sell from its portfolio certain restructured residential mortgage and home equity loans (with approximately $187.0 million of principal balances outstanding) to two unrelated third parties. This transaction settled in the fourth quarter with an immaterial impact on the Consolidated Statements of Operations. The loans were sold with servicing released to the purchasers.

On October 4, 2019, SBNA agreed to sell approximately $768.2 million of equipment finance loans and approximately $74.2 million of operating leases to an unrelated third party. This transaction settled on November 29, 2019, with a gain of $5.6 million on the sale.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2019 and December 31, 2018, accrued interest receivable on the Company's loans was $497.7 million and $524.0 million, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company purchased retail installment contract financial receivables from third-party lenders for $1.1 billion, $67.2 thousand and zero, respectively. The UPB of these loans as of the acquisition date was $1.12 billion, $74.1 thousand and zero, respectively.

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,468,023	9.1%	$8,704,481	10.0%
C&I loans	16,534,694	17.8%	15,738,158	18.1%
Multifamily loans	8,641,204	9.3%	8,309,115	9.5%
Other commercial(2)	7,390,795	8.2%	7,630,004	8.8%
Total commercial LHFI	41,034,716	44.4%	40,381,758	46.4%
Consumer loans secured by real estate:
Residential mortgages	8,835,702	9.5%	9,884,462	11.4%
Home equity loans and lines of credit	4,770,344	5.1%	5,465,670	6.3%
Total consumer loans secured by real estate	13,606,046	14.6%	15,350,132	17.7%
Consumer loans not secured by real estate:
RICs and auto loans	36,456,747	39.3%	29,335,220	33.7%
Personal unsecured loans	1,291,547	1.4%	1,531,708	1.8%
Other consumer(3)	316,384	0.3%	447,050	0.4%
Total consumer loans	51,670,724	55.6%	46,664,110	53.6%
Total LHFI(1)	$92,705,440	100.0%	$87,045,868	100.0%
Total LHFI:
Fixed rate	$61,775,942	66.6%	$56,696,491	65.1%
Variable rate	30,929,498	33.4%	30,349,377	34.9%
Total LHFI(1)	$92,705,440	100.0%	$87,045,868	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.2 billion and $1.4 billion as of December 31, 2019 and December 31, 2018, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
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

At December 31, 2019 and 2018, the Company had $279.4 million and $803.1 million, respectively, of loans originated prior to the Change in Control. The purchase marks on these portfolios were $726.5 thousand and $2.1 million at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, SC originated $12.8 billion and $7.9 billion, respectively, in Chrysler Capital loans (including the SBNA originations program), which represented 56% and 46%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the years ended December 31, 2019, and 2018 was as follows:

	Year Ended December 31, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,083	$3,409,024	$47,023	$3,897,130
Provision for loan and lease losses	89,962	2,200,870	—	2,290,832
Charge-offs	(185,035)	(5,364,673)	(275)	(5,549,983)
Recoveries	53,819	2,954,391	—	3,008,210
Charge-offs, net of recoveries	(131,216)	(2,410,282)	(275)	(2,541,773)
ALLL, end of period	$399,829	$3,199,612	$46,748	$3,646,189
Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
(Release of) / Provision for reserve for unfunded lending commitments	1,321	(136)	—	1,185
Loss on unfunded lending commitments	(4,859)	—	—	(4,859)
Reserve for unfunded lending commitments, end of period	85,934	5,892	—	91,826
Total ACL, end of period	$485,763	$3,205,504	$46,748	$3,738,015
Ending balance, individually evaluated for impairment(1)	$50,307	$935,086	$—	$985,393
Ending balance, collectively evaluated for impairment	349,525	2,264,523	46,748	2,660,796

Financing receivables:(2)
Ending balance	$41,151,009	$52,974,654	$—	$94,125,663
Ending balance, evaluated under the FVO or lower of cost or fair value	116,293	1,376,911	—	1,493,204
Ending balance, individually evaluated for impairment(1)	342,295	4,225,331	—	4,567,626
Ending balance, collectively evaluated for impairment	40,692,421	47,372,412	—	88,064,833

(1)	Consists of loans in TDR status.
(2) Contains LHFS of $1.4 billion for the year ended December 31, 2019.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Provision for loan and lease losses	45,897	2,306,896	—	2,352,793
Charge-offs	(108,750)	(4,974,547)	—	(5,083,297)
Recoveries	60,140	2,572,607	—	2,632,747
Charge-offs, net of recoveries	(48,610)	(2,401,940)	—	(2,450,550)
ALLL, end of period	$441,083	$3,409,024	$47,023	$3,897,130
Reserve for unfunded lending commitments, beginning of period	$103,835	$5,276	$—	$109,111
Release of unfunded lending commitments	(13,647)	752	—	(12,895)
Loss on unfunded lending commitments	(716)	—	—	(716)
Reserve for unfunded lending commitments, end of period	89,472	6,028	—	95,500
Total ACL, end of period	$530,555	$3,415,052	$47,023	$3,992,630
Ending balance, individually evaluated for impairment (1)	$94,120	$1,457,174	$—	$1,551,294
Ending balance, collectively evaluated for impairment	346,963	1,951,850	47,023	2,345,836

Financing receivables:(2)
Ending balance	$40,381,758	$47,947,388	$—	$88,329,146
Ending balance, evaluated under the FVO or lower of cost or fair value	—	1,393,476	—	1,393,476
Ending balance, individually evaluated for impairment(1)	444,031	5,779,998	—	6,224,029
Ending balance, collectively evaluated for impairment	39,937,727	40,773,914	—	80,711,641

(1)	Consists of loans in TDR status.

(2)	Contains LHFS of $1.3 billion for the year ended December 31, 2018.

	Year Ended December 31, 2017
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$449,837	$3,317,604	$47,023	$3,814,464
Provision for loan losses	99,606	2,670,950	—	2,770,556
Other(1)	356	5,283	—	5,639
Charge-offs	(144,002)	(4,891,383)	—	(5,035,385)
Recoveries	37,999	2,401,614	—	2,439,613
Charge-offs, net of recoveries	(106,003)	(2,489,769)	—	(2,595,772)
ALLL, end of period	$443,796	$3,504,068	$47,023	$3,994,887
Reserve for unfunded lending commitments, beginning of period	$116,866	$5,552	$—	$122,418
Provision for unfunded lending commitments	(10,336)	(276)	—	(10,612)
Loss on unfunded lending commitments	(2,695)	—	—	(2,695)
Reserve for unfunded lending commitments, end of period	103,835	5,276	—	109,111
Total ACL end of period	$547,631	$3,509,344	$47,023	$4,103,998
Ending balance, individually evaluated for impairment(2)	$102,326	$1,824,640	$—	$1,926,966
Ending balance, collectively evaluated for impairment	341,470	1,679,428	47,023	2,067,921

Financing receivables:(3)
Ending balance	$39,315,888	$43,997,279	$—	$83,313,167
Ending balance, evaluated under the FVO or lower of cost or fair value(1)	149,177	2,420,155	—	2,569,332
Ending balance, individually evaluated for impairment(2)	593,585	6,652,949	—	7,246,534
Ending balance, collectively evaluated for impairment	38,573,126	34,924,175	—	73,497,301
(1) Includes transfers in for the period ending December 31, 2017 related to the contribution of SFS to SHUSA.
(2) Consists of loans in TDR status.
(3) Contains LHFS of $2.5 billion for the year ended December 31, 2017.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables and other non-performing assets is summarized as follows:

(in thousands)	December 31, 2019	December 31, 2018

Non-accrual loans:
Commercial:
CRE	$83,117	$88,500
C&I	153,428	189,827
Multifamily	5,112	13,530
Other commercial	31,987	72,841
Total commercial loans	273,644	364,698
Consumer:
Residential mortgages	134,957	216,815
Home equity loans and lines of credit	107,289	115,813
RICs and auto loans	1,643,459	1,545,322
Personal unsecured loans	2,212	3,602
Other consumer	11,491	9,187
Total consumer loans	1,899,408	1,890,739
Total non-accrual loans	2,173,052	2,255,437

OREO	66,828	107,868
Repossessed vehicles	212,966	224,046
Foreclosed and other repossessed assets	4,218	1,844
Total OREO and other repossessed assets	284,012	333,758
Total non-performing assets	$2,457,064	$2,589,195

Age Analysis of Past Due Loans

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

The age of recorded investments in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$51,472	$65,290	$116,762	$8,351,261	$8,468,023	$—
C&I(1)	55,957	84,640	140,597	16,510,391	16,650,988	—
Multifamily	10,456	3,704	14,160	8,627,044	8,641,204	—
Other commercial	61,973	6,352	68,325	7,322,469	7,390,794	—
Consumer:
Residential mortgages(2)	154,978	128,578	283,556	8,848,971	9,132,527	—
Home equity loans and lines of credit	45,417	75,972	121,389	4,648,955	4,770,344	—
RICs and auto loans	4,364,110	404,723	4,768,833	31,687,914	36,456,747	—
Personal unsecured loans(3)	85,277	102,572	187,849	2,110,803	2,298,652	93,102
Other consumer	11,375	7,479	18,854	297,530	316,384	—
Total	$4,841,015	$879,310	$5,720,325	$88,405,338	$94,125,663	$93,102

(1) C&I loans includes $116.3 million of LHFS at December 31, 2019.
(2) Residential mortgages includes $296.8 million of LHFS at December 31, 2019.
(3) Personal unsecured loans includes $1.0 billion of LHFS at December 31, 2019.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	As of
	December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$20,179	$49,317	$69,496	$8,634,985	$8,704,481	$—
C&I	61,495	74,210	135,705	15,602,453	15,738,158	—
Multifamily	1,078	4,574	5,652	8,303,463	8,309,115	—
Other commercial	16,081	5,330	21,411	7,608,593	7,630,004	6
Consumer:
Residential mortgages(1)	186,222	171,265	357,487	9,741,496	10,098,983	—
Home equity loans and lines of credit	58,507	79,860	138,367	5,327,303	5,465,670	—
RICs and auto loans	4,318,619	441,742	4,760,361	24,574,859	29,335,220	—
Personal unsecured loans(2)	93,675	102,463	196,138	2,404,327	2,600,465	98,973
Other consumer	16,261	13,782	30,043	417,007	447,050	—
Total	$4,772,117	$942,543	$5,714,660	$82,614,486	$88,329,146	$98,979

(1)	Residential mortgages included $214.5 million of LHFS at December 31, 2018.

(2)	Personal unsecured loans included $1.1 billion of LHFS at December 31, 2018.

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	December 31, 2019
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$87,252	$92,180	$—	$83,154
C&I	24,816	26,814	—	25,338
Multifamily	2,927	3,807	—	10,594
Other commercial	2,190	2,205	—	4,769
Consumer:
Residential mortgages	99,815	149,887	—	122,357
Home equity loans and lines of credit	37,496	39,675	—	41,783
RICs and auto loans	3,201	3,222	—	5,132
Personal unsecured loans	10	10	—	7
Other consumer	2,995	2,995	—	3,293
With an allowance recorded:
Commercial:
CRE	59,778	88,746	10,725	59,320
C&I	130,209	147,959	35,596	155,194
Other commercial	22,587	27,669	3,986	41,251
Consumer:
Residential mortgages	141,093	238,571	13,006	197,529
Home equity loans and lines of credit	33,498	39,406	3,182	47,019
RICs and auto loans	3,844,618	3,846,003	913,642	4,544,652
Personal unsecured loans	14,716	14,947	4,282	15,449
Other consumer	51,090	54,061	974	30,575
Total:
Commercial	$329,759	$389,380	$50,307	$379,620
Consumer	4,228,532	4,388,777	935,086	5,007,796
Total	$4,558,291	$4,778,157	$985,393	$5,387,416

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, and net of discounts.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2018
(in thousands)	Recorded Investment(1)	UPB	Related Specific Reserves	Average Recorded Investment
With no related allowance recorded:
Commercial:
CRE	$79,056	$88,960	$—	$102,731
C&I	25,859	36,067	—	54,200
Multifamily	18,260	19,175	—	14,074
Other commercial	7,348	7,380	—	4,058
Consumer:
Residential mortgages	144,899	201,905	—	126,110
Home equity loans and lines of credit	46,069	48,021	—	49,233
RICs and auto loans	7,062	9,072	—	11,628
Personal unsecured loans	4	4	—	42
Other consumer	3,591	3,591	—	6,574
With an allowance recorded:
Commercial:
CRE	58,861	66,645	6,449	78,271
C&I	180,178	197,937	66,329	178,474
Multifamily	—	—	—	3,101
Other commercial	59,914	59,914	21,342	68,813
Consumer:
Residential mortgages	253,965	289,447	29,156	288,029
Home equity loans and lines of credit	60,540	71,475	4,272	62,684
RICs and auto loans	5,244,685	5,346,013	1,415,709	5,633,094
Personal unsecured loans	16,182	16,446	6,875	16,330
Other consumer	10,060	13,275	1,162	10,826
Total:
Commercial	$429,476	$476,078	$94,120	$503,722
Consumer	5,787,057	5,999,249	1,457,174	6,204,550
Total	$6,216,533	$6,475,327	$1,551,294	$6,708,272

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, and net of discounts.

The Company recognized interest income of $585.5 million on approximately $3.6 billion of TDRs that were in performing status as of December 31, 2019 and $761.0 million on approximately $5.1 billion of TDRs that were in performing status as of December 31, 2018.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

LOSS. Credit is considered uncollectible and of such little value that it does not warrant consideration as an active asset. There may be some recovery or salvage value, but there is doubt as to whether, how much or when the recovery would occur.

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

December 31, 2019	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,513,567	$14,816,669	$8,356,377	$7,072,083	$37,758,696
Special mention	508,133	743,462	260,764	260,051	1,772,410
Substandard	379,199	321,842	24,063	44,919	770,023
Doubtful	24,378	47,010	—	13,741	85,129
N/A (2)	42,746	722,005	—	—	764,751
Total commercial loans	$8,468,023	$16,650,988	$8,641,204	$7,390,794	$41,151,009

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

December 31, 2018	CRE	C&I	Multifamily	Remaining commercial	Total(1)
		(in thousands)
Rating:
Pass	$7,655,627	$14,003,134	$8,072,407	$7,466,419	$37,197,587
Special mention	628,097	772,704	204,262	67,313	1,672,376
Substandard	373,356	408,515	32,446	36,255	850,572
Doubtful	4,655	38,373	—	60,017	103,045
N/A (2)	42,746	515,432	—	—	558,178
Total commercial loans	$8,704,481	$15,738,158	$8,309,115	$7,630,004	$40,381,758

(1)	Financing receivables include LHFS.

(2)	Consists of loans that have not been assigned a regulatory rating.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score as follows:

Credit Score Range(2)	December 31, 2019		December 31, 2018
(dollars in thousands)	RICs and auto loans	Percent	RICs and auto loans	Percent
No FICO(1)	$3,178,459	8.7%	$3,136,449	10.7%
<600	15,013,670	41.2%	14,884,385	50.7%
600-639	5,957,970	16.3%	5,185,412	17.7%
>=640	12,306,648	33.8%	6,128,974	20.9%
Total	$36,456,747	100.0%	$29,335,220	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	FICO score at origination.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

	Residential Mortgages(1)(3)
December 31, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$92,052	$4,654	$534	$—	$—	$—	$—	$97,240
<600	33	180,465	48,344	36,401	27,262	1,518	2,325	296,348
600-639	31	122,675	45,189	34,690	37,358	636	1,108	241,687
640-679	1,176	263,781	89,179	78,215	87,067	946	1,089	521,453
680-719	7,557	511,018	219,766	132,076	155,857	1,583	2,508	1,030,365
720-759	14,427	960,290	413,532	195,335	191,850	1,959	3,334	1,780,727
>=760	36,621	3,324,285	938,368	353,989	203,665	3,673	7,281	4,867,882
Grand Total	$151,897	$5,367,168	$1,754,912	$830,706	$703,059	$10,315	$17,645	$8,835,702
(1) Excludes LHFS.
(2) Residential mortgages in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) ALLL model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

	Home Equity Loans and Lines of Credit(2)
December 31, 2019	N/A(1)	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(1)	$176,138	$189	$153	$—	$—	$176,480
<600	824	215,977	66,675	11,467	4,459	299,402
600-639	1,602	147,089	34,624	4,306	3,926	191,547
640-679	9,964	264,021	78,645	8,079	3,626	364,335
680-719	17,120	478,817	146,529	12,558	9,425	664,449
720-759	25,547	665,647	204,104	12,606	10,857	918,761
>=760	61,411	1,639,702	408,812	30,259	15,186	2,155,370
Grand Total	$292,606	$3,411,442	$939,542	$79,275	$47,479	$4,770,344
(1) Excludes LHFS.

(2)
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

(2)
Residential mortgages in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.

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

(2)	Allowance model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	December 31, 2019	December 31, 2018(2)

Performing	$3,646,354	$5,069,879
Non-performing	673,777	908,490
Total (1)	$4,320,131	$5,978,369
(1) Excludes LHFS.
(2) Balances at December 31, 2018 have been updated to include RV/marine TDRs in the amount of $56.0 million ($55.7 million performing, $0.4 million non-performing) that were not identified at that date.

Financial Impact and TDRs by Concession Type
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	57	$101,885	$98,984
C&I	91	2,591	2,601
Consumer:
Residential mortgages(3)	112	15,232	15,498
Home equity loans and lines of credit	148	14,671	15,795
RICs and auto loans	74,458	1,274,067	1,277,756
Personal unsecured loans	211	2,543	2,572
Other consumer	72	2,572	2,556
Total	75,149	$1,413,561	$1,415,762
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2018
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	99	$145,214	$140,153
C&I	247	9,932	9,515
Consumer:
Residential mortgages(3)	189	32,606	31,770
Home equity loans and lines of credit	159	10,629	10,545
RICs and auto loans	132,408	2,204,895	2,216,157
Personal unsecured loans	363	4,650	4,589
Other consumer	11	308	228
Total	133,476	$2,408,234	$2,412,957
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

	Year Ended December 31, 2017
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	75	$152,550	$124,710
C&I	790	24,915	24,862
Multi-family	—	—	—
Other commercial	—	—	—
Consumer:
Residential mortgages(3)	212	40,578	40,834
Home equity loans and lines of credit	70	5,554	6,568
RICs and auto loans	206,963	3,498,518	3,493,806
Personal unsecured loans	391	4,678	4,548
Other consumer	109	3,055	3,079
Total	208,610	$3,729,848	$3,698,407
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end recorded investment balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31,
	2019		2018		2017
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	10	$6,020	7	$21,654	18	$27,286
C&I	122	37,433	155	20,920	205	7,741
Other commercial	5	35	—	—	2	22
Consumer:
Residential mortgages	142	16,368	165	20,783	302	36,112
Home equity loans and lines of credit	25	1,867	43	2,609	6	257
RICs and auto loans	22,663	375,216	40,007	673,875	47,789	831,102
Personal unsecured loans	215	2,061	194	1,743	320	3,250
Other consumer	3	125	—	—	35	394
Total	23,185	$439,125	40,571	$741,584	48,677	$906,164

(1)	The recorded investment represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Leased vehicles	$21,722,726	$18,737,338
Less: accumulated depreciation	(4,159,944)	(3,518,025)
Depreciated net capitalized cost	17,562,782	15,219,313
Origination fees and other costs	76,542	66,967
Manufacturer subvention payments	(1,177,342)	(1,307,424)
Leased vehicles, net	16,461,982	13,978,856

Commercial equipment vehicles and aircraft, gross	41,154	130,274
Less: accumulated depreciation	(7,397)	(30,337)
Commercial equipment vehicles and aircraft, net	33,757	99,937

Total operating lease assets, net(1)	$16,495,739	$14,078,793

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2019 (in thousands):

2020	$2,706,652
2021	1,704,747
2022	572,819
2023	56,611
2024	2,542
Thereafter	7,817
Total	$5,051,188

Lease income was $2.9 billion, $2.4 billion, and $2.0 billion for the years ended December 31, 2019, 2018, and 2017, respectively.

During the years ended December 31, 2019, 2018, and 2017 the Company recognized $135.9 million, $202.8 million, and $127.2 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

Lease expense was $2.1 billion, $1.8 billion, and $1.6 billion for the years ended December 31, 2019, 2018, and 2017 respectively.

NOTE 6. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2019	December 31, 2018
Land	$84,194	$87,531
Office buildings	177,246	185,218
Furniture, fixtures, and equipment	485,851	427,245
Leasehold improvement	543,816	509,314
Computer software	990,758	990,429
Automobiles and other	1,532	1,475
Total premise and equipment	2,283,397	2,201,212
Less accumulated depreciation	(1,485,275)	(1,395,272)
Total premises and equipment, net	$798,122	$805,940

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $226.1 million, $268.0 million, and $300.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During the year ended December 31, 2019 the Company sold eight properties. The Company received net proceeds of $2.0 million from the sales, with a net gain of $350.0 thousand. The carrying value of these properties was $1.7 million.

In addition to the eight properties sold the Company also completed the sale of 14 bank branches to First Commonwealth Bank as discussed further in Note 1 to these Consolidated Financial Statements. The gain on the sale of these branches was immaterial.

In 2018 the Company sold 13 properties. The Company received net proceeds of $5.8 million from the sales, with a net gain of $2.1 million. The carrying value of these properties was $3.6 million. Of the 13 properties sold, the Company leased back one property and accounted for the transaction as a sale-leaseback resulting in recognition of a $154.0 thousand gain on the date of the transaction, and deferral of the remaining $1.3 million gain. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations.

In 2017, the Company sold and leased back 10 properties. The Company received net proceeds of $58.0 million in connection with the sales. The carrying value of the properties sold was $15.3 million. The Company accounted for the transaction as a sale-leaseback resulting in recognition of a $31.2 million gain on the date of the transactions, and deferral of the remaining $11.5 million. The remaining deferral was recognized in equity upon the adoption of ASU 2016-02 on January 1, 2019.

During the years ended December 31, 2019, 2018, and 2017 the Company recorded impairment of capitalized assets in the amount of $23.4 million, $14.8 million, and $15.5 million, respectively. These were primarily related to capitalized software assets.

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

NOTE 7. VIEs (continued)

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

(in thousands)	December 31, 2019	December 31, 2018
Assets
Restricted cash	$1,629,870	$1,582,158
Loans	26,532,328	24,098,638
Operating lease assets, net	16,461,982	13,978,855
Various other assets	625,359	685,383
Total Assets	$45,249,539	$40,345,034
Liabilities
Notes payable	$34,249,851	$31,949,839
Various other liabilities	188,093	122,010
Total Liabilities	$34,437,944	$32,071,849
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

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of December 31, 2019 and December 31, 2018, the Company was servicing $27.3 billion and $27.1 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

A summary of the cash flows received from the consolidated Trusts for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Assets securitized	$22,286,033	$26,650,284	$18,442,793

Net proceeds from new securitizations (1)	$17,199,821	$17,338,880	$14,126,211
Net proceeds from sale of retained bonds	251,602	1,059,694	499,354
Cash received for servicing fees (2)	990,612	887,988	866,210
Net distributions from Trusts (2)	3,615,461	2,767,509	2,613,032
Total cash received from Trusts	$22,057,496	$22,054,071	$18,104,807
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the year ended December 31, 2019, the Company sold no RICs to VIEs in off-balance sheet securitizations. During the years ended December 31, 2018, and 2017 the Company sold $2.9 billion and $2.6 billion, respectively, of gross RICs to VIEs in off- balance sheet securitizations for a loss of $20.7 million and $13.0 million, respectively. Beginning in 2017, the transactions were executed under the Company's securitization platforms with Santander. Santander holds eligible vertical interests in notes and certificates of not less than 5% to comply with the DFA's risk retention rules.

NOTE 7. VIEs (continued)

As of December 31, 2019 and December 31, 2018, the Company was servicing $2.4 billion and $4.1 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	December 31, 2019	December 31, 2018
Related party SPAIN securitizations	$2,149,008	$3,461,793
Third party Chrysler Capital securitizations	259,197	611,050
Total serviced for other portfolio	$2,408,205	$4,072,843

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the Trusts for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Receivables securitized (1)	$—	$2,905,922	$2,583,341

Net proceeds from new securitizations	$—	$2,909,794	$2,588,227
Cash received for servicing fees	34,068	43,859	35,682
Total cash received from Trusts	$34,068	$2,953,653	$2,623,909
(1) Represents the UPB at the time of original securitization.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units at December 31, 2019:

(in thousands)	Consumer and Business Banking	C&I(1)	CRE and Vehicle Finance	CIB	SC	Total
Goodwill at December 31, 2018	$1,880,304	$1,412,995	$—	$131,130	$1,019,960	$4,444,389
Re-allocations during the period	—	(1,095,071)	1,095,071	—	—	—
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
(1) Formerly Commercial Banking.

The Company made a change in its reportable segments beginning January 1, 2019 and, accordingly, has re-allocated goodwill to the related reporting units based on the estimated fair value of each reporting unit. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions as used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment. See Note 23 to these Consolidated Financial Statements for additional details on the change in reportable segments.

During 2018, the reportable segments (and reporting units) formerly known as Commercial Banking and CRE were combined and presented as Commercial Banking. As a result, goodwill assigned to these former reporting units of $542.6 million and $870.4 million, for Commercial Banking and CRE, respectively, were combined. This change in reportable segments was impacted by the 2019 change in reportable segments discussed above.

There were no disposals, additions or impairments of goodwill for the years ended December 31, 2019 or 2018. There were no disposals, additions or re-allocations of goodwill for 2017. After conducting an analysis of the fair value of each reporting unit as of October 1, 2017, the Company determined that the full amount of goodwill attributed to Santander BanCorp of $10.5 million was impaired and, as a result, it was written off, primarily due to the unfavorable economic environment in Puerto Rico and the additional adverse effects of Hurricane Maria. The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods.

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2019		December 31, 2018
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$347,982	$(232,018)	$387,196	$(192,804)
Chrysler relationship	50,000	(88,750)	65,000	(73,750)
Trade name	13,500	(4,500)	14,700	(3,300)
Other intangibles	4,722	(52,450)	8,297	(46,894)
Total intangibles subject to amortization	$416,204	$(377,718)	$475,193	$(316,748)

At December 31, 2019 and December 31, 2018, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $59.0 million, $60.7 million, $61.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2020	$58,658
2021	39,903
2022	39,901
2023	28,649
2024	24,792
Thereafter	224,301

NOTE 9. OTHER ASSETS

The following is a detail of items that comprised Other assets at December 31, 2019 and December 31, 2018:

(in thousands)	December 31, 2019	December 31, 2018
Operating lease ROU assets	$656,472	$—
Deferred tax assets	503,681	625,087
Accrued interest receivable	545,148	566,602
Derivative assets at fair value	555,880	511,916
Other repossessed assets	217,184	225,890
Equity method investments	271,656	204,687
MSRs	132,683	152,121
OREO	66,828	107,868
Income tax receivables	272,699	373,245
Prepaid expenses	352,331	198,951
Miscellaneous assets and receivables	629,654	686,969
Total other assets	$4,204,216	$3,653,336

NOTE 9. OTHER ASSETS (continued)

Operating lease ROU assets

We have operating leases for real estate and non-real estate assets. Real estate leases relate to office space and bank/lending retail branches. Non-real estate leases include data centers, ATMs, vehicles and certain equipment leases. Real estate leases may include one or more options to renew, with renewal terms that can extend the lease term generally from one to five years. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

At December 31, 2019, operating lease ROU assets were $656.5 million and operating lease liabilities were $711.7 million. Operating lease ROU assets are included in Other assets in the Company’s Consolidated Balance Sheets. Lease liabilities are included in Accrued expenses and payables in the Company’s Consolidated Balance Sheets.

For the year ended December 31, 2019, operating lease expenses were $145.5 million and sublease income was $4.1 million, respectively, and are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2019	Total Operating leases
(in thousands)
2020	$139,597
2021	130,132
2022	120,284
2023	105,878
2024	91,799
Thereafter	206,847
Total lease liabilities	$794,537
Less: Interest	(82,871)
Present value of lease liabilities	$711,666

The remaining obligations under lease commitments required under operating leases as of December 31, 2018, prior to the date of adoption and as defined by the previous lease accounting guidance, with noncancellable lease terms at December 31, 2018 were as follows:

Maturity of Lease Liabilities at December 31, 2018	Total Operating leases	Future Minimum Expected Sublease Income	Net Payments
2019	$146,108	$(4,660)	$141,448
2020	116,871	(2,527)	114,344
2021	96,784	(675)	96,109
2022	83,028	(550)	82,478
2023	70,158	(562)	69,596
Thereafter	169,046	(535)	168,511
Total	$681,995	$(9,509)	$672,486

Operating Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	3.1%

Other Information	December 31, 2019
(in thousands)
Operating cash flows from operating leases(1)	$(136,510)
Leased assets obtained in exchange for new operating lease liabilities	$841,718
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

NOTE 9. OTHER ASSETS (continued)

The Company made approximately $3.9 million in payments during the year ending December 31, 2019 to Santander for rental of certain office space. The related ROU asset and lease liability were approximately $13.3 million on December 31, 2019.

The remainder of Other assets is comprised of:

•	Deferred tax asset, net - Refer to Note 15 of these Consolidated Financial Statements for more information on tax-related activities.

•	Derivative assets at fair value - Refer to the "Offsetting of Financial Assets" table in Note 14 to these Consolidated Financial Statements for the detail of these amounts.

•
Equity method investments - The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to qualified community development entities, such as renewable energy investments, through the NMTC and CRA programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance.

•	MSRs - See further discussion on the valuation of the MSRs in Note 16.

•	Income tax receivables - Refer to Note 15 of these Consolidated Financial Statements for more information on tax-related activities.

•
Prepaid Expenses increased $153.4 million from 2018 to 2019. This increase includes the $60 million upfront payment SC made to FCA in connection with SC's execution of the sixth amendment to the Chrysler agreement in June 2019.

•
Miscellaneous assets and receivables includes subvention receivables in connection with the agreement with Chrysler, investment and capital market receivables, derivatives trading receivables, and unapplied payments.

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$10,301,133	15.3%	$8,827,704	14.4%
Non-interest-bearing demand deposits	14,922,974	22.2%	14,420,450	23.4%
Savings	5,632,164	8.4%	5,875,787	9.6%
Customer repurchase accounts	407,477	0.6%	654,843	1.1%
Money market	26,687,677	39.6%	24,263,929	39.4%
CDs	9,375,281	13.9%	7,468,667	12.1%
Total deposits (1)	$67,326,706	100.0%	$61,511,380	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $8.9 billion and $8.4 billion at December 31, 2019 and December 31, 2018, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.5 billion and $2.7 billion at December 31, 2019 and December 31, 2018, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $79.2 million and $50.0 million at December 31, 2019 and December 31, 2018, respectively.

Interest expense on deposits and other customer accounts is summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2019	2018	2017
Interest-bearing demand deposits	$82,152	$41,481	$21,628
Savings	13,132	12,325	11,004
Customer repurchase accounts	1,643	1,761	1,932
Money market	317,299	245,794	132,993
CDs	160,245	87,767	73,487
Total Deposits	$574,471	$389,128	$241,044

NOTE 10. DEPOSITS AND OTHER CUSTOMER ACCOUNTS (continued)

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2019 as scheduled to mature contractually:

(in thousands)
Three months or less	$803,808
Over three through six months	286,608
Over six through twelve months	802,378
Over twelve months	1,194,122
Total	$3,086,916

The following table sets forth the maturity of all the Company's CDs at December 31, 2019 as scheduled to mature contractually:

(in thousands)
2020	$7,067,203
2021	1,882,601
2022	328,150
2023	59,170
2024	32,970
Thereafter	5,187
Total	$9,375,281

At December 31, 2019 and December 31, 2018, the Company had $1.5 billion and $1.9 billion of CDs greater than $250 thousand.

NOTE 11. BORROWINGS

Total borrowings and other debt obligations at December 31, 2019 were $50.7 billion, compared to $45.0 billion at December 31, 2018. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances during the years ended December 31, 2019 and December 31, 2018.

During the year ended December 31, 2019, the Bank repurchased the following borrowings and other debt obligations:

•	$27.9 million of its subordinated notes due August 2022.

•	$21.2 million of its REIT preferred debt.

The Bank did not repurchase any outstanding borrowings in the open market during the year ended December 31, 2018.

SHUSA

During the year ended December 31, 2019, the Company issued $3.8 billion of debt, consisting of:

•	$1.0 billion of its 3.50% senior notes due 2024,

•	$720.9 million of its senior floating rate notes due 2022.

•	$750.0 million of its 2.88% senior fixed rate notes due 2024 with Santander, an affiliate.

•	$907.8 million of its 3.244% senior fixed rate notes due 2026.

•	$439.0 million of its senior floating rate notes due 2023.

During 2018, the Company issued $1.4 billion of debt consisting of:

•	$427.9 million of its senior floating rate notes.

•	$1.0 billion of its 4.45% senior notes due 2021.

NOTE 11. BORROWINGS (continued)

During the year ended December 31, 2019, the Company repurchased the following borrowings and other debt obligations:

•	$178.7 million of its 2.70% senior notes due May 2019.

•	$388.7 million of its senior floating rate notes, due July 2019.

•	$371.0 million of its senior floating rate notes due September 2019.

•	$592.1 million of its 3.70% senior notes due 2022 through a public debt exchange.

•	$394.0 million of its 4.450% senior notes due 2021 through a public debt exchange.

•	$302.6 million of its senior floating rate notes due January 2020.

•	$40.1 million of 2.00% subordinated debt of a subsidiary of the Company.

During 2018, the Company repurchased the following borrowings and other debt obligations:

•	$244.6 million of its 3.45% senior notes.

•	$821.3 million of its 2.7% senior notes.

•	$154.6 million of its Sovereign Cap Trust IX subordinated debentures and common securities.

The Company recorded a loss on debt extinguishment related to debt repurchases and early repayments of $2.7 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.70% senior notes due May 2019	$—	—%	$178,628	2.82%
2.65% senior notes due April 2020	999,502	2.82%	997,848	2.82%
4.45% senior notes due December 2021	604,172	4.61%	995,540	4.61%
3.70% senior notes due March 2022	849,465	3.74%	1,440,063	3.74%
3.40% senior notes due January 2023	996,043	3.54%	994,831	3.54%
3.50% senior notes due June 2024	995,797	3.60%	—	—%
4.50% senior notes due July 2025	1,096,508	4.56%	1,095,966	4.56%
4.40% senior notes due July 2027	1,049,813	4.40%	1,049,799	4.40%
2.88% senior notes due January 2024 (4)	750,000	2.88%	—	—%
3.24% senior notes due November 2026	907,844	3.97%	—	—%
Senior notes, due July 2019 (1)	—	—%	388,717	3.22%
Senior notes, due September 2019 (1)	—	—%	370,936	3.18%
Senior notes, due January 2020 (1)	—	—%	302,619	3.22%
Senior notes due September 2020 (2)	112,358	3.36%	108,888	3.17%
Senior notes due June 2022(1)	427,889	3.47%	427,850	3.38%
Senior notes due January 2023 (3)	720,861	3.29%	—	—%
Senior notes due July 2023 (3)	438,962	2.48%	—	—%
Subsidiaries
2.00% subordinated debt maturing through 2020	602	2.00%	40,703	2.00%
Short-term borrowing due within one year, maturing July 2019	—	—%	44,000	2.40%
Short-term borrowing due within one year, maturing January 2020	1,831	0.38%	15,900	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,951,647	3.68%	$8,452,288	3.76%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month GBP LIBOR plus 105 basis points per annum.
(3) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(4) This note is to SHUSA's parent company, Santander.

NOTE 11. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Subordinated term loan, due February 2019	$—	—%	$99,402	8.20%
FHLB advances, maturing through September 2021	7,035,000	2.15%	4,850,000	2.74%
REIT preferred, callable May 2020	125,943	13.17%	145,590	13.22%
Subordinated term loan, due August 2022	—	—%	26,770	9.95%
Total Bank borrowings and other debt obligations	$7,160,943	2.34%	$5,121,762	3.18%

The Bank had outstanding irrevocable letters of credit totaling $875.9 million from the FHLB of Pittsburgh at December 31, 2019, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2021	$516,045	$1,250,000	3.10%	$734,640	$1
Warehouse line due November 2020	471,320	500,000	2.69%	505,502	186
Warehouse line due July 2021	500,000	500,000	3.64%	761,690	302
Warehouse line due October 2021	896,077	2,100,000	3.44%	1,748,325	7
Warehouse line due June 2021	471,284	500,000	3.32%	675,426	—
Warehouse line due November 2020	970,600	1,000,000	2.57%	1,353,305	—
Warehouse line due June 2021	53,900	600,000	7.02%	62,601	94
Warehouse line due October 2021(1)	1,098,443	5,000,000	4.43%	1,898,365	1,756
Repurchase facility due January 2020(2)	273,655	273,655	3.80%	377,550	—
Repurchase facility due March 2020(2)	100,756	100,756	3.04%	151,710	—
Repurchase facility due March 2020(2)	47,851	47,851	3.15%	69,945	—
Total SC revolving credit facilities	$5,399,931	$11,872,262	3.44%	$8,339,059	$2,346

(1)	This line is held exclusively for financing of Chrysler Capital leases.

(2)
The repurchase facilities are collateralized by securitization notes payable retained by SC. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retained securities pledged. In some instances, SC places or receives cash collateral with counterparties under collateral arrangements associated with SC's repurchase agreements. The maturity date for the repurchase facility trade that expired in January 2020, was extended to April 2020.

	December 31, 2018
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line maturing on various dates	$314,845	$1,250,000	4.83%	$458,390	$—
Warehouse line due November 2020	317,020	500,000	3.53%	359,214	525
Warehouse line due August 2020(1)	2,154,243	4,400,000	3.79%	2,859,113	4,831
Warehouse line due October 2020	242,377	2,050,000	5.94%	345,599	120
Warehouse line due August 2019	53,584	500,000	8.34%	78,790	—
Warehouse line due November 2020	1,000,000	1,000,000	3.32%	1,430,524	6
Warehouse line due October 2019	97,200	350,000	4.35%	108,418	328
Repurchase facility due April 2019(2)	167,118	167,118	3.84%	235,540	—
Repurchase facility due March 2019(2)	131,827	131,827	3.54%	166,308	—
Total SC revolving credit facilities	$4,478,214	$10,348,945	3.92%	$6,041,896	$5,810
(1), (2) See corresponding footnotes to the December 31, 2019 credit facilities table above.

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 11. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between April 2021 and February 2027(1)	$18,807,773	$43,982,220	1.35% - 3.42%	$24,697,158	$1,606,646
SC privately issued amortizing notes maturing on various dates between July 2019 and September 2024 (4)	9,334,112	10,397,563	1.05% - 3.90%	12,048,217	20,878
Total SC secured structured financings	$28,141,885	$54,379,783	1.05% - 3.90%	$36,745,375	$1,627,524
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.
(4) The maturity of the note maturing in July 2019 was extended to June 2021.

	December 31, 2018
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations maturing on various dates between April 2021 and April 2026	$19,225,169	$41,380,952	1.16% - 3.53%	$24,912,904	$1,541,714
SC privately issued amortizing notes maturing on various dates between July 2019 and September 2024	7,676,351	11,305,368	0.88% - 3.17%	10,383,266	35,201
Total SC secured structured financings	$26,901,520	$52,686,320	0.88% - 3.53%	$35,296,170	$1,576,915

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of December 31, 2019 and December 31, 2018, SC had private issuances of notes backed by vehicle leases outstanding totaling $10.2 billion and $7.8 billion, respectively.

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2019:

(in thousands)
2020	$9,044,365
2021	6,075,600
2022	11,001,670
2023	8,522,579
2024	6,813,680
Thereafter	9,196,512
Total	$50,654,406

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the years ended December 31, 2019, 2018, and 2017 respectively.

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2019			December 31, 2018		December 31, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$14,372	$(14,910)	$(538)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	344	(107)	237
Net unrealized gains on cash flow hedge derivative financial instruments	14,716	(15,017)	(301)	$(19,813)	$(301)	$(20,114)

Change in unrealized gains on investments in debt securities	303,208	(75,962)	227,246
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(5,816)	1,457	(4,359)
Net unrealized gains on investments in debt securities	297,392	(74,505)	222,887	(245,767)	222,887	(22,880)
Pension and post-retirement actuarial gain(3)	10,280	579	10,859	(56,072)	10,859	(45,213)
As of December 31, 2019	$322,388	$(88,943)	$233,445	$(321,652)	$233,445	$(88,207)

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities AFS.

(3)	Included in the computation of net periodic pension costs.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2018			December 31, 2017		December 31, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$(6,225)	$(848)	$(7,073)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	4,781	(1,504)	3,277
Net unrealized (losses) on cash flow hedge derivative financial instruments	(1,444)	(2,352)	(3,796)	$(6,388)	$(3,796)
Cumulative impact of adoption of new ASUs (4)					(9,629)
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					(13,425)	(19,813)

Change in unrealized (losses) on investment securities	(84,316)	(3,577)	(87,893)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	6,717	285	7,002
Net unrealized (losses) on investment securities	(77,599)	(3,292)	(80,891)	(140,498)	(80,891)
Cumulative impact of adoption of new ASU(4)					(24,378)
Net unrealized (losses) on investments in debt securities					(105,269)	(245,767)
Pension and post-retirement actuarial gain(3)	7,527	(6,967)	560	(51,545)	560
Cumulative impact of adoption of new ASUs (4)					(5,087)
Pension and post-retirement actuarial gain upon adoption					(4,527)	(56,072)

As of December 31, 2018	$(71,516)	$(12,611)	$(84,127)	$(198,431)	$(123,221)	$(321,652)

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Year Ended December 31, 2017			December 31, 2016		December 31, 2017
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$10,620	$7,508	$18,128
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(15,005)	(2,786)	(17,791)
Net unrealized (losses) on cash flow hedge derivative financial instruments	(4,385)	4,722	337	$(6,725)	$337	$(6,388)
Change in unrealized (losses) on investment securities AFS	(17,972)	6,694	(11,278)
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,444	(910)	1,534
Net unrealized (losses) on investment securities AFS	(15,528)	5,784	(9,744)	(130,754)	(9,744)	(140,498)
Pension and post-retirement actuarial gain(4)	4,954	(770)	4,184	(55,729)	4,184	(51,545)
As of December 31, 2017	$(14,959)	$9,736	$(5,223)	$(193,208)	$(5,223)	$(198,431)
(1) Net (losses)/gains reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities AFS.
(3) Included in the computation of net periodic pension costs.
(4) Includes impact of OCI reclassified to Retained earnings as a result of the adoption of ASU 2018-02. Refer to Note 1 for further discussion.

NOTE 13. STOCKHOLDER'S EQUITY

At December 31, 2019, the Company had 530,391,043 shares of common stock outstanding. Additional transactions with Santander that are disclosed within the Consolidated Statements of Stockholder's Equity that are shown net are disclosed within the table below:

Impact to common stock and paid in capital
(in thousands)
March 2019 contribution	$34,330
May 2019 contribution	41,571
July 2019 contribution	13,026
2019 Net contribution from shareholder	$88,927

Deferred tax asset on purchased assets	$3,156
Adjustment to book value of assets purchased on January 1	277
February 2018 contribution	5,741
October 2018 contribution	45,846
December 2018 contribution	33,448
2018 net contribution from shareholder	$88,468

During the years ended December 31, 2019, 2018, and 2017, SC repurchased $338.0 million, $182.6 million and zero of SC Common Stock.

On January 30, 2020, SC commenced a tender offer to purchase for cash up to $1 billion of shares of SC Common Stock, at a range of between $23 and $26 per share. The tender offer expired on February 27, 2020 and was closed on March 4, 2020. In connection with the completion of the tender offer, SC acquired approximately 17.5 million shares of SC Common Stock for approximately $455.4 million. After the completion of the tender offer, SHUSA's ownership in SC increased to approximately 76.3%.

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock were payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represented 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder was entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders of zero, $11.0 million and $14.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The shares of Series C Preferred Stock were redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the OCC. On August 15, 2018, the Company redeemed all outstanding shares of its Series C Preferred Stock.

On November 15, 2017, Santander contributed 34,598,506 shares of SC Common Stock purchased from DDFS to SHUSA, which reduced NCI and increased additional paid-in capital by $707.6 million.

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

See Note 16 to these Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2019, derivatives in this category had a fair value of $1.0 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the fourth quarter of 2019, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2019 and December 31, 2018, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $7.8 million and $9.5 million, respectively. The Company had $8.6 million and $11.5 million in cash and securities collateral posted to cover those positions as of December 31, 2019 and December 31, 2018, respectively.

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

The last of the hedges is scheduled to expire in March 2024. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2019, the Company expected $6.7 million of losses recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 14. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2019 and December 31, 2018 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,650,000	$2,807	$39,128	1.85%	1.91%	1.86
Pay variable - receive fixed interest rate swaps	7,570,000	7,462	29,209	1.43%	1.73%	2.39
Interest rate floor	3,800,000	18,762	—	0.19%	—%	1.28
Total	$14,020,000	$29,031	$68,337	1.17%	1.29%	1.99

December 31, 2018
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,176,105	$44,054	$10,503	2.67%	1.74%	2.07
Pay variable - receive fixed interest rate swaps	4,000,000	—	89,769	1.41%	2.40%	2.02
Interest rate floor	2,000,000	10,932	—	0.04%	—%	1.91
Total	$10,176,105	$54,986	$100,272	1.66%	1.66%	2.02

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

NOTE 14. DERIVATIVES (continued)

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage the Company's market risk associated with certain investments and customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2019 and December 31, 2018 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Mortgage banking derivatives:
Forward commitments to sell loans	$452,994	$329,189	$18	$4	$360	$4,821
Interest rate lock commitments	167,423	133,680	3,042	2,677	—	—
Mortgage servicing	510,000	455,000	15,134	1,575	2,547	8,953
Total mortgage banking risk management	1,130,417	917,869	18,194	4,256	2,907	13,774

Customer-related derivatives:
Swaps receive fixed	11,225,376	11,335,998	375,541	92,542	12,330	120,185
Swaps pay fixed	11,975,313	11,825,804	23,271	163,673	336,361	72,662
Other	3,532,959	2,162,302	3,457	11,151	4,848	14,294
Total customer-related derivatives	26,733,648	25,324,104	402,269	267,366	353,539	207,141

Other derivative activities:
Foreign exchange contracts	3,724,007	3,635,119	33,749	47,330	34,428	37,466
Interest rate swap agreements	1,290,560	2,281,379	—	11,553	11,626	3,264
Interest rate cap agreements	9,379,720	7,758,710	62,552	128,467	—	—
Options for interest rate cap agreements	9,379,720	7,741,765	—	—	62,552	128,377
Other	1,087,986	1,038,558	10,536	4,527	13,025	7,137
Total	$52,726,058	$48,697,504	$527,300	$463,499	$478,077	$397,159

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2019, 2018 and 2017:

(in thousands)		Year Ended December 31,
Derivative Activity(1)	Line Item	2019	2018	2017

Fair value hedges:
Interest rate swaps	Net interest income	$—	$—	$2,397
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	36,920	33,881	(10,152)
Pay variable receive-fixed interest rate swap	Interest income on loans	(40,827)	(24,346)	9,104
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	4,477	(4,362)	(9,033)
Interest rate lock commitments	Miscellaneous income, net	365	572	(211)
Mortgage servicing	Miscellaneous income, net	24,244	(7,560)	2,075
Customer-related derivatives	Miscellaneous income, net	2,538	34,987	16,703
Foreign exchange	Miscellaneous income, net	32,565	2,259	6,520
Interest rate swaps, caps, and options	Miscellaneous income, net	(14,092)	11,901	10,897
	Interest expense	—	—	6,060
Other	Miscellaneous income, net	(408)	(4,030)	1,747

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were losses of $0.5 million and $7.1 million, net of tax, for the years ended December 31, 2019 and December 31, 2018, respectively, and a gain of $18.1 million, net of tax, for the year ended December 31, 2017.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $0.2 million and $3.3 million, net of tax, for the years ended December 31, 2019 and December 31, 2018, respectively, and a gain of $17.8 million, net of tax, for the year ended December 31, 2017.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (3)	Net Amount
December 31, 2019
Cash flow hedges	$29,031	$—	$29,031	$17,790	$11,241
Other derivative activities(1)(4)	524,258	435	523,823	51,437	472,386
Total derivatives subject to a master netting arrangement or similar arrangement	553,289	435	552,854	69,227	483,627
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,042	—	3,042	—	3,042
Total Derivative Assets	$556,331	$435	$555,896	$69,227	$486,669

December 31, 2018
Cash flow hedges	$54,986	$—	$54,986	$22,451	$32,535
Other derivative activities(1)	460,822	6,570	454,252	117,582	336,670
Total derivatives subject to a master netting arrangement or similar arrangement	515,808	6,570	509,238	140,033	369,205
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,677	—	2,677	—	2,677
Total Derivative Assets	$518,485	$6,570	$511,915	$140,033	$371,882

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

(3)
Collateral received includes cash, cash equivalents, and other financial instruments. Cash collateral received is reported in Other liabilities, as applicable, in the Consolidated Balance Sheets. Financial instruments that are pledged to the Company are not reflected in the accompanying Consolidated Balance Sheets since the Company does not control or have the ability to re-hypothecate these instruments.

(4)	Balance includes $25.3 million of derivative assets due from an affiliate.

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
December 31, 2019
Cash flow hedges	$68,337	$—	$68,337	$68,337	$—
Other derivative activities(1)(4)	477,717	9,406	468,311	436,301	32,010
Total derivatives subject to a master netting arrangement or similar arrangement	546,054	9,406	536,648	504,638	32,010
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	360	—	360	273	87
Total Derivative Liabilities	$546,414	$9,406	$537,008	$504,911	$32,097

December 31, 2018
Cash flow hedges	$100,272	$—	$100,272	$5,612	$94,660
Other derivative activities(1)	392,338	13,422	378,916	316,285	62,631
Total derivatives subject to a master netting arrangement or similar arrangement	492,610	13,422	479,188	321,897	157,291
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,821	—	4,821	3,827	994
Total Derivative Liabilities	$497,431	$13,422	$484,009	$325,724	$158,285

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

(3)
Cash collateral pledged and financial instruments pledged is reported in Other assets, in the Consolidated Balance Sheets. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

(4)	Balance includes $25.3 million of derivative liabilities due to an affiliate.

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

NOTE 15. INCOME TAXES (continued)

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Current:
Foreign	$491	$13,183	$7,288
Federal	40,964	(68,160)	24,335
State	91,592	64,002	7,951
Total current	133,047	9,025	39,574

Deferred:
Foreign	38,471	16,882	(15,065)
Federal	263,970	360,780	(193,837)
State	36,711	39,213	12,288
Total deferred	339,152	416,875	(196,614)
Total income tax provision/(benefit)	$472,199	$425,900	$(157,040)

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to the Company's effective tax rate for each of the years indicated:

	Year Ended December 31,
	2019	2018	2017

Federal income tax at statutory rate	21.0%	21.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	2.4%	4.6%	0.9%
Tax-exempt income	(0.9)%	(0.8)%	(1.9)%
Section 162(m) limitation	0.2%	0.2%	—%
Non-deductible FDIC insurance premiums	0.8%	0.8%	—%
BOLI	(0.9)%	(0.9)%	(2.8)%
State income taxes, net of federal tax benefit	6.1%	5.9%	2.6%
General business tax credits	(1.6)%	(1.7)%	(2.1)%
Electric vehicle credits	(0.4)%	(0.7)%	(3.0)%
Basis in SC	3.4%	3.0%	3.4%
Uncertain tax position reserve	(0.1)%	(0.3)%	(0.4)%
Tax reform	—%	—%	(53.3)%
Other	1.2%	(1.0)%	2.0%
Effective tax rate	31.2%	30.1%	(19.6)%

NOTE 15. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2019	2018
Deferred tax assets:

ALLL	$176,304	$208,507
IRC Section 475 mark-to-market adjustment	169,224	296,145
Unrealized loss on available-for-sale securities	2,209	76,915
Unrealized loss on derivatives	9,639	11,340
Held to maturity	4,618	5,901
Capital loss carryforwards	22,547	22,661
Net operating loss carryforwards	2,098,447	1,836,767
Non-solicitation payments	—	87
Employee benefits	104,788	98,735
General business credit & other tax credit carryforwards	535,694	670,502
Broker commissions paid on originated mortgage loans	10,520	11,073
Minimum tax credit carryforwards	30,903	87,822
Goodwill Amortization	34,504	38,338
Accrued Expenses	83,271	—
Recourse reserves	6,854	5,346
Deferred interest expense	73,271	66,146
Depreciation and amortization	470,965	111,438
Other	188,921	153,370
Total gross deferred tax assets	4,022,679	3,701,093
Valuation allowance	(371,457)	(338,922)
Total deferred tax assets	3,651,222	3,362,171

Deferred tax liabilities:
Purchase accounting adjustments	87,444	81,151
Deferred income	42,811	38,448
Originated MSRs	37,164	42,625
SC basis difference	413,915	375,573
Leasing transactions	3,855,255	3,270,042
Other	231,985	141,782
Total gross deferred tax liabilities	4,668,574	3,949,621

Net deferred tax (liability)	$(1,017,352)	$(587,450)

Due to jurisdictional netting, the net deferred tax liability of $1.0 billion is classified on the balance sheet as a deferred tax liability of $1.5 billion and a deferred tax asset included in Other assets of $503.7 million.

The IRC Section 475 mark-to-market adjustment deferred tax asset is related to SC's business as a dealer, which is required to be recognized under IRC Section 475 for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes. The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on leasing transactions. The SC basis difference deferred tax liability is the book over tax basis difference in the Company's investment in SC. The deferred tax liability would be realized upon the Company's disposition of its interest in SC or through dividends received from SC. If the Company were to reach 80% or more ownership of SC, SC would be consolidated with the Company for tax filing purposes, facilitating certain offsets of SC’s taxable income, and the capital planning benefit of netting SC’s net deferred tax liability against the Company’s net deferred tax asset. In addition, the SC basis difference DTL would be released as a reduction to income tax expense.

NOTE 15. INCOME TAXES (continued)

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

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2019, the Company maintained a valuation allowance of $371.5 million, compared to $338.9 million as of December 31, 2018, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $32.6 million increase year-over-year was primarily driven by increased losses of subsidiaries in Puerto Rico for which the related deferred tax assets are not expected to be realized in future periods.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2019, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$1,979,357	$165,687	2037
State net operating loss carryforwards	119,089	6,916	2039
General business credit carryforward	535,694	78,427	2038
Minimum tax credit carryforward	30,903	—	N/A
Capital loss carryforward	22,547	22,547	2023
Deferred tax timing differences	1,335,089	97,880	N/A
Total	$4,022,679	$371,457
(1) These will expire in varying amounts through the final expiration year.

As of December 31, 2019, the Company’s intention to permanently reinvest unremitted earnings of certain foreign subsidiaries (with the exception of one subsidiary) in accordance with ASC 740-30 (formerly Accounting Principles Board Opinion No. 23) remains unchanged. This will continue to be evaluated as the Company’s business needs and requirements evolve. While the TCJA included a transition tax, which amounts to a deemed repatriation of foreign earnings and a one-time inclusion of these earnings in U.S. taxable income, there could be additional costs of actual repatriation of the foreign earnings, such as state taxes and foreign withholding taxes, which are inherently difficult to quantify. Additionally, the sale of a foreign subsidiary could result in a gain that is subject to tax.

The Company has not provided deferred income taxes of $28.7 million on approximately $112.1 million of the Bank's existing pre-1988 tax bad debt reserve at December 31, 2019, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by the Bank in excess of certain earnings and profits, the redemption of the Bank’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 15. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2019, the Company had reserves related to tax benefits from uncertain tax positions of $51.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2017	$55,756	$43,373	$99,129
Additions based on tax positions related to 2017	987	—	987
Additions for tax positions of prior years	2,728	1,877	4,605
Reductions for tax positions of prior years	(784)	(1,926)	(2,710)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(9,999)	(1,526)	(11,525)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2017	48,688	41,798	90,486
Additions based on tax positions related to 2018	1,005	—	1,005
Additions for tax positions of prior years	2,030	1,527	3,557
Reductions for tax positions of prior years	(1,545)	(65)	(1,610)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,813)	(764)	(5,577)
Settlements	(62)	(29)	(91)
Gross unrecognized tax benefits at December 31, 2018	45,303	42,467	87,770
Additions based on tax positions related to the current year	270	—	270
Additions for tax positions of prior years	12,716	1,779	14,495
Reductions for tax positions of prior years	(4,652)	(35,554)	(40,206)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,900)	(2,134)	(6,034)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2019	$49,737	$6,558	$56,295
Gross net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2019	$49,737	$6,558

Less: Federal, state and local income tax benefits			(5,023)
Net unrecognized tax benefit reserves			$51,272

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

NOTE 15. INCOME TAXES (continued)

With few exceptions, the Company is no longer subject to federal and non-U.S. income tax examinations by tax authorities for years prior to 2011 and state income tax examinations for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from accumulated OCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

NOTE 16. FAIR VALUE

General

A portion of the Company’s assets and liabilities are carried at fair value, including investments in debt securities AFS and derivative instruments. In addition, the Company elects to account for its residential mortgages HFS and a portion of its MSRs at fair value. Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include impairments for certain loans and foreclosed assets.

Fair value measurement requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs, and also establishes a fair value hierarchy that categorizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The Company's Market Risk Department is responsible for determining and approving the fair values of all assets and liabilities valued at fair value, including the Company's Level 3 assets and liabilities. Price validation procedures are performed and the results are reviewed for Level 3 assets and liabilities by the Market Risk Department. Price validation procedures performed for these assets and liabilities can include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and obtaining corroborating dealer prices for significant securities.

NOTE 16. FAIR VALUE (continued)

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. Transfers in and out of Levels 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

There were no material transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2019 or 2018 for any assets or liabilities valued at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2019 and December 31, 2018.

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Financial assets:
U.S. Treasury securities	$—	$4,090,938	$—	$4,090,938	$526,364	$1,278,381	$—	$1,804,745
Corporate debt	—	139,713	—	139,713	—	160,114	—	160,114
ABS	—	75,165	63,235	138,400	—	109,638	327,199	436,837
State and municipal securities	—	9	—	9	—	16	—	16
MBS	—	9,970,698	—	9,970,698	—	9,231,275	—	9,231,275
Investment in debt securities AFS(3)	—	14,276,523	63,235	14,339,758	526,364	10,779,424	327,199	11,632,987
Other investments - trading securities	379	718	—	1,097	4	6	—	10
RICs HFI(4)	—	17,634	84,334	101,968	—	—	126,312	126,312
LHFS (1)(5)	—	289,009	—	289,009	—	209,506	—	209,506
MSRs (2)	—	—	130,855	130,855	—	—	149,660	149,660
Other assets - derivatives (3)	—	553,222	3,109	556,331	—	515,781	2,704	518,485
Total financial assets (6)	$379	$15,137,106	$281,533	$15,419,018	$526,368	$11,504,717	$605,875	$12,636,960
Financial liabilities:
Other liabilities - derivatives (3)	—	543,560	2,854	546,414	—	496,593	838	497,431
Total financial liabilities	$—	$543,560	$2,854	$546,414	$—	$496,593	$838	$497,431

(1)	LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company had total MSRs of $132.7 million and $152.1 million as of December 31, 2019 and December 31, 2018, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 14 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $281.5 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.8% of total assets measured at fair value on a recurring basis and approximately 0.2% of total consolidated assets.

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Investments in debt securities AFS

Investments in debt securities AFS are accounted for at fair value. The Company utilizes a third-party pricing service to value its investment securities portfolios on a global basis. Its primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by pricing vendors, other trusted market sources are utilized. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

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

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. For certain of these loans, the Company has used the most recent purchase price as the fair value and hence has classified these amounts as Level 2. The fair value of the remaining RICs HFI are estimated using a DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rates and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuances and recent historical equity yields, recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, these remaining RICs HFI are classified as Level 3.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.6 million and $10.8 million, respectively, at December 31, 2019.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.2 million and $8.3 million, respectively, at December 31, 2019.

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

NOTE 16. FAIR VALUE (continued)

Gains and losses related to derivatives affect various line items in the Consolidated Statements of Operations. See Note 14 to these Consolidated Financial Statements for a discussion of derivatives activity.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the years ended December 31, 2019 and 2018, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31, 2019					Year Ended December 31, 2018
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$327,199	$126,312	$149,660	$1,866	$605,037	$350,252	$186,471	$145,993	$1,514	$684,230
Losses in OCI	(2,535)	—	—	—	(2,535)	(3,323)	—	—	—	(3,323)
Gains/(losses) in earnings	—	11,433	(27,862)	(2,610)	(19,039)	—	17,018	7,906	(1,324)	23,600
Additions/Issuances	—	2,079	26,816	—	28,895	—	6,631	12,778	—	19,409
Settlements(1)	(261,429)	(55,490)	(17,759)	999	(333,679)	(19,730)	(83,808)	(17,017)	1,676	(118,879)
Balances, end of period	$63,235	$84,334	$130,855	$255	$278,679	$327,199	$126,312	$149,660	$1,866	$605,037
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$11,433	$(27,862)	$(2,975)	$(19,404)	$—	$17,018	$7,906	$(1,896)	$23,028

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2019	Level 1	Level 2	Level 3	Balance at December 31, 2018
Impaired commercial LHFI	$—	$133,640	$356,220	$489,860	$5,182	$150,208	$219,258	$374,648
Foreclosed assets	—	17,168	51,080	68,248	—	16,678	81,208	97,886
Vehicle inventory	—	346,265	—	346,265	—	342,617	—	342,617
LHFS(1)	—	—	1,131,214	1,131,214	—	—	1,073,795	1,073,795
Auto loans impaired due to bankruptcy	—	200,504	503	201,007	—	189,114	—	189,114
MSRs	—	—	8,197	8,197	—	—	9,386	9,386

(1)	These amounts include $1.0 billion and $1.1 billion of personal LHFS that were impaired as of December 31, 2019 and December 31, 2018, respectively.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $448.8 million and $479.4 million at December 31, 2019 and December 31, 2018, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 16. FAIR VALUE (continued)

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year Ended December 31,
(in thousands)	Statement of Operations Location	2019	2018	2017
Impaired LHFI	Provision for credit losses	$(15,495)	$(58,818)	$(73,925)
Foreclosed assets	Miscellaneous income, net (1)	(13,648)	(12,137)	(13,505)
LHFS	Provision for credit losses	—	(387)	(3,700)
LHFS	Miscellaneous income, net (1)	(404,606)	(382,298)	(386,422)
Auto loans impaired due to bankruptcy	Provision for credit losses	(9,106)	(93,277)	(75,194)
Goodwill impairment	Impairment of goodwill	—	—	(10,536)
MSRs	Miscellaneous income, net (1)	(633)	(743)	(549)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 16. FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at December 31, 2019 and December 31, 2018, respectively:

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$51,001	DCF	Discount rate (1)	1.64% - 1.64% (1.64% )
Sale-leaseback securities	12,234	Consensus pricing (2)	Offered quotes (3)	103.00%
RICs HFI	84,334	DCF	CPR (4)	6.66%
			Discount rate (5)	9.50% - 14.50% (13.16%)
			Recovery rate (6)	25% - 43% (41.12%)
Personal LHFS (10)	1,007,105	Lower of market or Income approach	Market participant view	70.00% - 80.00%
			Discount rate	15.00% - 25.00%
			Default rate	30.00% - 40.00%
			Net principal & interest payment rate	70.00% - 85.00%
			Loss severity rate	90.00% - 95.00%
MSRs (9)	130,855	DCF	CPR (7)	7.83% - 100.00% (11.97%)
			Discount rate (8)	9.63%

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. The Company owns one sale-leaseback security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields.

(6)	Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.

(7)	Average CPR projected from collateral stratified by loan type and note rate.

(8)	Average discount rate from collateral stratified by loan type and note rate.

(9)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

(10)	Excludes non-significant Level 3 LHFS portfolios.

(dollars in thousands)	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$303,224	DCF	Discount rate (1)	2.68% - 2.73% (2.69%)
Sale-leaseback securities	23,975	Consensus pricing (2)	Offered quotes (3)	110.28%
RICs HFI	126,312	DCF	CPR (4)	6.66%
			Discount rate (5)	9.50% - 14.50% (12.55%)
			Recovery rate (6)	25.00% - 43.00% (41.6%)
Personal LHFS (10)	1,068,757	Lower of market or Income approach	Market participant view	70.00% - 80.00%
			Discount rate	15.00% - 25.00%
			Default rate	30.00% - 40.00%
			Net principal & interest payment rate	70.00% - 85.00%
			Loss severity rate	90.00% - 95.00%
MSRs (9)	149,660	DCF	CPR (7)	7.06% - 100.00% (9.22%)
			Discount rate (8)	9.71%
(1), (2), (3), (4), (5), (6), (7), (8), (9), (10) - See corresponding footnotes to the December 31, 2019 Level 3 significant inputs table above.

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2019					December 31, 2018
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,644,372	$7,644,372	$7,644,372	$—	$—	$7,790,593	$7,790,593	$7,790,593	$—	$—
Investments in debt securities AFS	14,339,758	14,339,758	—	14,276,523	63,235	11,632,987	11,632,987	526,364	10,779,424	327,199
Investments in debt securities HTM	3,938,797	3,957,227	—	3,957,227	—	2,750,680	2,676,049	—	2,676,049	—
Other investments - trading securities	1,097	1,097	379	718	—	10	10	4	6	—
LHFI, net	89,059,251	90,490,760	—	1,142,998	89,347,762	83,148,738	83,415,697	5,182	150,208	83,260,307
LHFS	1,420,223	1,420,295	—	289,009	1,131,286	1,283,278	1,283,301	—	209,506	1,073,795
Restricted cash	3,881,880	3,881,880	3,881,880	—	—	2,931,711	2,931,711	2,931,711	—	—
MSRs(1)	132,683	139,052	—	—	139,052	152,121	159,046	—	—	159,046
Derivatives	556,331	556,331	—	553,222	3,109	518,485	518,485	—	515,781	2,704

Financial liabilities:
Deposits (2)	9,375,281	9,384,994	—	9,384,994	—	7,468,667	7,416,420	—	7,416,420	—
Borrowings and other debt obligations	50,654,406	51,232,798	—	36,114,404	15,118,394	44,953,784	45,083,518	—	31,494,126	13,589,392
Derivatives	546,414	546,414	—	543,560	2,854	497,431	497,431	—	496,593	838

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
(2) This line item excludes deposit liabilities with no defined or contractual maturities in accordance with ASU 2016-01.

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

NOTE 16. FAIR VALUE (continued)

Investments in debt securities HTM

Investments in debt securities HTM are recorded at amortized cost and are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

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

Deposits

For deposits with no stated maturity, such as non-interest-bearing and interest-bearing demand deposit accounts, savings accounts and certain money market accounts, the carrying value approximates fair values. The fair value of fixed-maturity deposits is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities and have been classified as Level 2.

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

NOTE 16. FAIR VALUE (continued)

RICs HFI

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs HFI. These loans consisted primarily of SC’s RICs accounted for by SC under ASC 310-30 and non-performing loans acquired by SC under optional clean up calls from its non-consolidated Trusts.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$289,009	$284,111	$4,898	$209,506	$204,061	$5,445
RICs HFI	101,968	113,863	(11,895)	126,312	142,882	(16,570)
Nonaccrual loans	10,616	12,917	(2,301)	7,630	10,427	(2,797)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At December 31, 2019 and December 31, 2018, the balance of these loans serviced for others accounted for at fair value was $15.0 billion and $14.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 14 to these Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 17. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Year Ended December 31,
(in thousands)	2019	2018	2017 (1)
Non-interest income:
Consumer and commercial fees	$548,846	$568,147	$616,438
Lease income	2,872,857	2,375,596	2,017,775
Miscellaneous income, net
Mortgage banking income, net	44,315	34,612	56,659
BOLI	62,782	58,939	66,784
Capital market revenue	197,042	165,392	195,906
Net gain on sale of operating leases	135,948	202,793	127,156
Asset and wealth management fees	175,611	165,765	147,749
Loss on sale of non-mortgage loans	(397,965)	(351,751)	(370,289)
Other miscellaneous income, net	83,865	31,532	45,519
Net gains/(losses) on sale of investment securities	5,816	(6,717)	(2,444)
Total Non-interest income	$3,729,117	$3,244,308	$2,901,253
(1) - Prior period amounts have not been adjusted under the modified retrospective method. For further information on the adoption of ASU 2014-09, see Note 1 to these Consolidated Financial Statements.

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

	Year Ended December 31,
(in thousands)	2019	2018	2017 (1)
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(2)	$241,167	$236,381	$242,995
Commission and trailer fees(3)	160,665	143,733	136,497
Interchange income, net(3)	67,524	60,258	58,525
Underwriting service fees(3)	97,211	71,536	97,143
Asset and wealth management fees(3)	145,515	138,108	112,533
Other revenue from contracts with customers(3)	39,885	36,692	40,722
Total in-scope of revenue from contracts with customers	751,967	686,708	688,415
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(4)	256,412	294,371	347,216
Lease income	2,872,857	2,375,596	2,017,775
Miscellaneous loss(4)	(157,935)	(105,650)	(149,709)
Net gains/(losses) on sale of investment securities	5,816	(6,717)	(2,444)
Total out-of-scope of revenue from contracts with customers	2,977,150	2,557,600	2,212,838
Total non-interest income	$3,729,117	$3,244,308	$2,901,253
(1) Prior period amounts have not been adjusted under the modified retrospective method. For further information on the adoption of this standard, see Note 1.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(3) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(4) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin.

Practical Expedients

In instances where incremental costs, such as commission expenses, are incurred and the period of benefit is equal to or less than one year, the Company has elected to apply the practical expedient where the Company expenses such amounts as incurred. These costs are recorded within Compensation and benefits within the Consolidated Statements of Operations.

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

NOTE 17. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year Ended December 31,
(in thousands)	2019(1)	2018	2017
Other expenses:
Amortization of intangibles	$58,993	$60,650	$61,491
Deposit insurance premiums and other expenses	64,734	61,983	70,661
Loss on debt extinguishment	2,735	3,470	30,349
Impairment of goodwill	—	—	10,536
Other administrative expenses	518,138	461,291	484,992
Other miscellaneous expenses	42,830	21,595	21,128
Total Other expenses	$687,430	$608,989	$679,157
(1) The year ended December 31, 2019 includes $25.3 million of FDIC insurance premiums that relates to periods from the first quarter of 2015 through the fourth quarter of 2018. The Company has concluded that the out-of-period correction is immaterial to all impacted periods.

NOTE 18. STOCK-BASED COMPENSATION

SC Stock Compensation Plans

SC granted stock options to certain executives, other employees, and independent directors under SC's 2011 MEP, which enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and SC will not grant any further awards under the MEP. SC has granted stock options, restricted stock awards and RSUs under its Omnibus Incentive Plan (the "Plan"), which was established in 2013 and enables SC to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,641 common shares. The Plan was amended and restated as of June 16, 2016.

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

In 2013, the SC Board approved certain changes to the MEP, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, SC's execution of an IPO and, as such, became effective upon pricing of SC's IPO on January 22, 2014.

Compensation expense related to 583,890 shares of restricted stock that SC has issued to certain executives is recognized over a five-year vesting period, with zero, zero, and $5.5 million recorded for the years ended December 31, 2019, 2018 and 2017, respectively. SC recognized $8.6 million, $7.7 million and $13.0 million related to stock options and RSUs within compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, SC recognizes forfeitures of awards as they occur.

Also in connection with its IPO, SC granted additional stock options under the MEP to certain executives, other employees, and an independent director with an estimated compensation cost of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants were made to employees under the Plan during the year ended December 31, 2016. The estimated compensation cost associated with these additional grants was $0.7 million and will be recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

NOTE 18. STOCK-BASED COMPENSATION (continued)

A summary of SC's stock options and related activity as of and for the year ended December 31, 2019, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2019	645,376	$13.15	4.0	$3,682
Granted	—	—
Exercised	(356,183)	12.72		4,266
Expired	(1,480)	9.21
Forfeited	(15,456)	24.36
Other	1,480	9.21
Options outstanding at December 31, 2019	273,737	$13.09	3.1	$2,867
Options exercisable at December 31, 2019	243,786	$12.57	2.8	$2,674
Options expected to vest after December 31, 2019	29,951	$17.26	5.8	$193

A summary of the status and changes of SC's nonvested stock options as of and for the year ended December 31, 2019, is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2019	87,821	$6.55
Granted	—	—
Vested	(42,414)	7.08
Forfeited	(15,456)	8.09
Non-vested at December 31, 2019	29,951	$5.01

At December 31, 2019, total unrecognized compensation expense for nonvested stock options was $72.0 thousand, which is expected to be recognized over a weighted average period of 0.8 years.

There were no stock options were granted to employees in 2019 or 2018.

The Company has the same fair value basis with that of SC for any stock option awards after the IPO date.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the CRD IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity and deferred, SC periodically grants RSUs. Under the Plan, a portion of these RSUs vested immediately upon grant, and a portion will vest annually over the following three or five years subject to the achievement of certain performance conditions as and where applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. RSUs are valued based upon the fair market value on the date of the grant.

A summary of the Company’s RSUs and performance stock units and related activity as of and for the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Outstanding at January 1, 2019	698,799	$14.53	1.1	$12,292
Granted	473,325	20.46
Vested	(563,427)	16.69		11,882
Forfeited/cancelled	(110,398)	16.34
Unvested at December 31, 2019	498,299	$17.41	0.9	$11,645

NOTE 19.OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the 401(k) Plan, sponsored by the Company, following their completion of one month of service. There is no age requirement to join the 401(k) Plan. Beginning January 2019, the Bank matched 100% of employee contributions up to 5% of their compensation. Prior to 2019, the Bank matched 100% of employee contributions up to 4% of the employee's compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Bank's match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Bank recognized expense for contributions to the 401(k) Plan of $33.7 million, $26.8 million and $20.6 million during 2019, 2018 and 2017, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations. Beginning January 2020, the Bank will match 100% of employee contributions up to 6% of the employee's compensation.

SC sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. SC will match up to 6% of their eligible compensation, with matching contributions of up to 100% of employee contributions. The total amount contributed by SC under this plan in 2019, 2018 and 2017 was $14.0 million, $14.0 million and $12.4 million, respectively.

Defined Benefit Plans and Other Post Retirement Benefit Plans

The Company sponsors several defined benefit plans and other post-retirement benefit plans that cover certain employees. All of these plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The Company complies with minimum funding requirements in all countries. The Company also sponsors several supplemental executive retirement plans and other unfunded post-retirement benefit plans that provide health care to certain retired employees.

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $31.5 million and $29.0 million related to its total defined benefit pension plans and other post-retirement benefit plans at December 31, 2019 and December 31, 2018, respectively. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $14.5 million and $13.5 million at December 31, 2019 and December 31, 2018, respectively.

BSI and SIS are participating employers in a defined benefit pension plan sponsored by Santander's New York branch, covering certain active and former BSI and SIS employees. Effective December 31, 2012, the defined benefit pension plan was frozen. The amounts representing BSI and SIS's share of the pension liability are recorded within Other liabilities on the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018. This plan currently has an unfunded liability of $47.0 million, of which $28.5 million is BSI and SIS's share of the liability.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$30,685,478	$30,269,311
Letters of credit	1,592,726	1,488,714
Commitments to sell loans	21,341	875
Unsecured revolving lines of credit	24,922	28,145
Recourse exposure on sold loans	53,667	49,733
Total commitments	$32,378,134	$31,836,778

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

Included within the reported balances for Commitments to extend credit at December 31, 2019 and December 31, 2018 are $5.7 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2019 was 16.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2019 was $1.6 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at December 31, 2019. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of December 31, 2019 and December 31, 2018, the liability related to these letters of credit was $4.9 million and $4.6 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Consolidated Balance Sheets. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at December 31, 2019 and December 31, 2018 was the liability related to lines of credit outstanding of $84.7 million and $88.7 million, respectively.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2019 and December 31, 2018, all of which are included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2019	December 31, 2018
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$12,132	$7,001
Agreement with Bank of America	Servicer performance fee	2,503	6,353
Agreement with CBP	Loss-sharing payments	1,429	3,708
Other contingencies	Consumer arrangements	1,991	2,138

Following is a description of the agreements pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement

On June 28, 2019, SC entered into an amendment to the Chrysler agreement with FCA, which modified the Chrysler agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. Under the terms of that agreement, SC must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The agreement also requires that SC maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC.

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

Other Contingencies

SC is or may be subject to potential liability under various other contingent exposures. SC had accrued $2.0 million, and $2.1 million at December 31, 2019 and December 31, 2018, respectively, for other miscellaneous contingencies.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of December 31, 2019 and December 31, 2018, the total unused credit available to customers was $3.0 billion and $3.1 billion, respectively. In 2019, SC purchased $1.2 billion of receivables out of the $3.1 billion unused credit available to customers as of December 31, 2018. In 2018, SC purchased $1.2 billion of receivables out of the $3.9 billion unused credit available to customers as of December 31, 2017. In addition, SC purchased $270.4 million and $304.6 million of receivables related to newly-opened customer accounts during the years ended December 31, 2019 and 2018, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2019 and December 31, 2018, SC was obligated to purchase $10.6 million and $15.4 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that, if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated. SC is currently seeking a third party to assume its obligations under its agreement with Bluestem; however, SC may not be successful in finding such a party, and Bluestem may not agree to the substitution. Until SC finds a third party to assume its obligations under the agreement, there is a risk that material changes to SC’s relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect SC’s business, financial condition and results of operations.

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2019, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2019 and December 31, 2018 not subject to a market price check was $39.8 million and $64.0 million, respectively.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Legal and Regulatory Proceedings

The Company, including its subsidiaries, is and in the future expects to be party to, or otherwise involved in or subject to, various claims, disputes, lawsuits, investigations, regulatory matters and other legal matters and proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such dispute, lawsuit, investigation, regulatory matter and/or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matters, if any. Accordingly, except as provided below, the Company is unable to reasonably estimate a range of its potential exposure, if any, to these claims, disputes, lawsuits, investigations, regulatory matters and other legal proceedings at this time. However, it is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates, and any adverse resolution of any of these matters against it could have a material adverse effect on the Company's financial position, liquidity, and results of operations.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for claims, litigation, investigations, regulatory matters and other legal proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a claim, dispute, litigation, investigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency, and the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of December 31, 2019 and December 31, 2018, the Company accrued aggregate legal and regulatory liabilities of $294.7 million and $215.2 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves of up to approximately $144.4 million as of December 31, 2019. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

SHUSA Matter

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

JPMorgan Chase Mortgage Loan Sale Indemnity Demand

In connection with a 2007 sale by Sovereign Bank of approximately 35,000 second lien mortgage loans to Chase, Chase has asserted an indemnity claim against SBNA of approximately $38.0 million under the mortgage loan purchase agreement based on alleged breaches of representations and warranties. The parties are in discussions concerning this matter.

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO, including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

On March 23, 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Del. Ch., Consol. C.A. No. 11614-VCG. On January 21, 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that fully resolves all of the claims of plaintiffs on the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action in return for defendants causing SC to enact and implement certain corporate governance reforms and enhancements. The settlement is subject to approval by the Court.

Consumer Lending Cases

SC is also party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

Regulatory Investigations and Proceedings

SC is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB of Boston, the CFPB, the DOJ, the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

Currently, such matters include, but are not limited to, the following:

•
SC received a civil subpoena from the DOJ under the Financial Institutions Reform, Recovery and Enforcement Act requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ with respect to this matter.

•
In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or CIDs from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. These states serve as an executive committee on behalf of a group of 33 state Attorneys General (and the District of Columbia). The subpoenas and/or CIDs from the executive committee states contain broad requests for information and the production of documents related to SC’s underwriting, securitization, servicing and collection of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the CIDs, and has otherwise cooperated with the Attorneys General with respect to this matter.

•
In August 2017, SC received CIDs from the CFPB. The stated purpose of the CIDs are to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the applicable deadlines and has otherwise cooperated with the CFPB with respect to this matter.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Mississippi Attorney General Lawsuit

In January 2017, Mississippi AG filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, SC filed motions to dismiss the lawsuit and the parties are proceeding with discovery.

SCRA Consent Order

In February 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected service members consisting of $10,000 per service member plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per service member for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provided for monitoring by the DOJ of SC’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

Puerto Rico FINRA Arbitration

As of December 31, 2019, SSLLC had received 751 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs, generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 439 arbitration cases pending as of December 31, 2019. The Company has experienced a decrease in the volume of claims since September 30, 2019; however, it is reasonably possible that it could experience an increase in claims in future periods.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Mexican Government Bonds Consolidated Putative Antitrust Class Action: A consolidated putative antitrust class action is pending in the United States District Court, Southern District of New York, captioned In re Mexican Government Bonds Antitrust Litigation, No. 1:18-cv-02830-JPO (the “MGB Lawsuit”). The MGB Lawsuit is against the Company, SIS, Santander, Banco Santander (Mexico), S.A. Institucion de Banca Multiple, Grupo Financiero Santander and Santander Investment Bolsa, Sociedad de Valores, S.A. on behalf of a class of persons who entered into MGB transactions between January 1, 2006 and April 19, 2017, where such persons were either domiciled in the United States or, if domiciled outside the United States, transacted in the United States. The complaint alleges, among other things, that the Santander defendants and the other defendants violated U.S. antitrust laws by conspiring to rig auctions and/or fix prices of MGBs. On September 30, 2019, the court granted the defendants motions to dismiss the consolidated complaint. On December 9, 2019, the plaintiffs filed an amended putative class action complaint. The amended complaint does not name the Company or SIS as defendants; the only Santander defendant named in the amended complaint is Banco Santander (Mexico).

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

Stockholder's Equity

Contributions from Santander that impact common stock and paid in capital within the Consolidated Statements of Stockholder's Equity are disclosed within the table below:

	For the Year Ended December 31,
(in thousands)	2019	2018
Cash contribution	$88,927	$85,035
Adjustment to book value of assets purchased on January 1	—	277
Deferred tax asset on purchased assets	—	3,156
Contribution from shareholder	$88,927	$88,468

On January 1, 2018, the Company purchased certain assets and assumed certain liabilities of Produban and Isban, both affiliates of Santander. The book value and fair value of the net assets acquired were $2.8 million and $15.3 million, respectively. Related to this transaction, in 2017, the Company received a net capital contribution from Santander of $2.8 million, representing cash received of $15.3 million and a return of capital of $12.5 million for the difference between the fair value of the assets purchased and the book value on the balance sheets of the affiliates. The Company re-evaluated the assets received on January 1, 2018 and recorded an additional $0.3 million to additional paid-in capital. During the year ended December 31, 2018, the Company recorded a $3.2 million deferred tax asset on the assets purchased by the Company to establish the intangible under Section 197 of the IRC. The Company contributed these assets at book value of $6.2 million to SBNA, a subsidiary of the Company, on January 1, 2018.

Effective November 2, 2018, Produban was merged with and into Isban, which immediately following the merger changed its name to Santander Global Technology.

The Company received cash contribution of $88.9 million in 2019 and $85.0 million in 2018 from Santander.

Loan Sales

During 2017, SBNA sold $372.1 million of commercial loans to Santander. The sale resulted in $2.4 million of net gain for the year ended December 31, 2017, which is included in Miscellaneous income, net in the Consolidated Statements of Operations.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2019 and December 31, 2018, the average unfunded balance outstanding under these commitments was $92.5 million and $82.7 million, respectively.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to these Consolidated Financial Statements. The Company has $10.1 billion of public securities consisting of various senior note obligations and trust preferred securities obligations. Santander owned approximately 0.2% of the outstanding principal of these securities as of December 31, 2019.

Derivatives

As of December 31, 2019 and 2018, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $4.6 billion and $2.7 billion, respectively.

Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in 2019 in the amount of $10.2 million, $5.4 million in 2018 and $3.7 million in 2017. There were no payables in connection with this agreement for the years ended December 31, 2019 or 2018. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2019 in the amount of $1.7 million, $1.8 million in 2018 and $3.3 million in 2017. The Company had no payables in connection with this agreement in 2019 or 2018. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $1.4 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2019, and $1.9 million and $1.1 million in 2018 and 2017, respectively. There were no payables in connection with this agreement in 2019 or 2018. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Global Technology S.L. is under contract with the Company to provide information technology development, support and administration, with fees for these services paid in 2019 in the amount of $2.8 million, $38.7 million in 2018 and $77.9 million in 2017. In addition, as of December 31, 2019 and 2018, the Company had payables for these services in the amounts of $0.2 million and $0.8 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
Santander Global Technology is also under contract with the Company to provide professional services and administration and support of information technology production systems, telecommunications and internal/external applications, with fees for these services paid in 2019 in the amount of $20.9 million, $74.9 million in 2018 and $110.7 million in 2017. In addition, as of December 31, 2019 and 2018, the Company had payables for these services in the amounts of $15.6 million and $18.1 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
In addition, Santander Global Technology is under contract with the Company to provide information technology development, support and administration, with fees paid in the amount of $113.2 million in 2019 and $5.5 million in 2018. As of December 31, 2019 and 2018, the Company had payables with Santander Global Technology in the amounts of $5.6 million and $21.9 million for these services. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
During the year ended December 31, 2019 and 2018, the Company paid $15.4 million and $17.1 million to Santander for the development and implementation of global projects as part of group expense allocation.

•	During the year ended December 31, 2019, the Company paid $3.9 million in rental payments to Santander, compared to $3.9 million in 2018 and $11.2 million in 2017.

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

Revolving Agreements

SC had a committed revolving credit agreement with Santander that can be drawn on an unsecured basis. This facility was terminated during 2018. During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, SC incurred interest expense, including unused fees of zero, $11.6 million and $51.7 million, respectively.

In 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of $0.4 million, $5.0 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, SC had zero and $1.9 million of fees payable to Santander under this arrangement.

Securitizations

SC entered into an MSPA with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. SC provides servicing on all loans originated under this arrangement.

Other information relating to the SPAIN securitization platform for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	December 31, 2019	December 31, 2018
Servicing fee income	$29,831	$35,058
Loss (Gain) on sale, excluding lower of cost of market adjustments (if any)	—	20,736
Servicing fees receivable	1,869	2,983
Collections due to Santander	8,180	15,968

Origination Support Services

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, SC has agreed to perform the servicing for any loans originated on SBNA’s behalf. For the years ended December 31, 2019 and 2018, SC facilitated the purchase of $7.0 billion and $1.9 billion of RICs, respectively. Under this agreement, SC recognized referral and servicing fees of $58.1 million and $15.5 million for the year ended December 31, 2019 and 2018, of which $2.1 million was receivable and $4.9 million was payable to SC as of December 31, 2019 and 2018, respectively.

Other related-party transactions

•
As of December 31, 2019, Jason A. Kulas and Thomas Dundon, both former members of SC's Board of Directors and CEOs of SC, each had a minority equity investment in a property in which SC leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2019, 2018 and 2017, SC recorded $5.3 million, $4.8 million and $5.0 million, respectively, in lease expenses on this property. Future minimum lease payments over the seven-year term of the lease, which extends through 2026, total $48.5 million.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•
SC's wholly-owned subsidiary, SCI, opened deposit accounts with BSPR, an affiliated entity. As of December 31, 2019 and 2018, SCI had cash (including restricted cash) of $8.1 million and $8.9 million, respectively, on deposit with BSPR. This transaction eliminates in the consolidation of SHUSA.

•
SC has certain deposit and checking accounts with SBNA. As of December 31, 2019 and 2018, SC had a balance of $33.7 million and $92.8 million, respectively, in these accounts. These transactions eliminate in the consolidation of SHUSA.

Entities that transferred to the IHC have entered into or were subject to various agreements with Santander or its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2019, BSI had short-term borrowings from unconsolidated affiliates of $1.8 million, compared to $59.9 million as of December 31, 2018. BSI had cash and cash equivalents deposited with affiliates of $6.8 million and $46.2 million as of December 31, 2019 and December 31, 2018, respectively. BSI had foreign exchange rate forward contracts with affiliates as counterparties with notional amounts of approximately $1.9 billion and $1.5 billion as of December 31, 2019 and December 31, 2018, respectively. BSI held deposits from unconsolidated affiliates of $118.4 million and $55.7 million as of December 31, 2019 and December 31, 2018, respectively. At December 31, 2019 and 2018, loan participations of $714.2 million and $195.8 million, respectively, were sold to Santander without recourse.

•
SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers due to Santander at December 31, 2019 was $1.9 billion, compared to $1.0 billion at December 31, 2018.

NOTE 22. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2019 and 2018, the Bank met the well-capitalized capital ratio requirements.

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

NOTE 22. REGULATORY MATTERS (continued)

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2019, 2018, and 2017 the Company paid cash dividends of $400.0 million, $410.0 million and $10.0 million, respectively. During 2019, 2018 and 2017, the Company also paid cash dividends to preferred shareholders of zero, $11.0 million and $14.6 million, respectively. During the third quarter of 2018, SHUSA redeemed all of its outstanding preferred stock.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2019 and 2018:

	REGULATORY CAPITAL
(Dollars in thousands)	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2019(1):
Regulatory capital	$10,219,819	$10,219,819	$10,844,218	$10,219,819
Capital ratio	15.80%	15.80%	16.77%	12.77%
SHUSA at December 31, 2019(1):
Regulatory capital	$17,391,867	$18,780,870	$20,480,467	$18,780,870
Capital ratio	14.63%	15.80%	17.23%	13.13%

	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2018(1):
Regulatory capital	$10,179,299	$10,179,299	$10,819,641	$10,179,299
Capital ratio	17.14%	17.14%	18.22%	14.08%
SHUSA at December 31, 2018(1):
Regulatory capital	$16,758,748	$18,193,361	$19,807,403	$18,193,361
Capital ratio	15.53%	16.86%	18.35%	14.03%

(1)	Represents transitional ratios under Basel III.

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

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table below discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA Reportable Segments
December 31, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,504,887	$231,270	$417,418	$152,083	$72,535	$3,971,826	$38,408	$54,341	$6,442,768
Non-interest income	359,849	71,323	11,270	208,955	415,473	2,760,370	6,184	(104,307)	3,729,117
Provision for/(release of) credit losses	156,936	31,796	13,147	6,045	(7,322)	2,093,749	(2,334)	—	2,292,017
Total expenses	1,655,923	238,681	135,319	270,226	770,254	3,284,179	40,107	(28,837)	6,365,852
Income/(loss) before income taxes	51,877	32,116	280,222	84,767	(274,924)	1,354,268	6,819	(21,129)	1,514,016
Intersegment revenue/(expense)(1)	2,093	6,377	5,950	(14,420)	—	—	—	—	—
Total assets	23,934,172	7,031,238	19,019,242	9,943,547	40,648,746	48,922,532	—	—	149,499,477

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC, which are presented in this column.

(4)
SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Year Ended	SHUSA Reportable Segments
December 31, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,298,571	$228,491	$413,541	$136,582	$240,110	$3,958,280	$31,083	$38,192	$6,344,850
Non-interest income	310,839	82,435	6,643	195,023	402,006	2,297,517	9,678	(59,833)	3,244,308
Provision for/(release of) credit losses	100,523	(35,069)	15,664	9,335	24,254	2,205,585	19,606	—	2,339,898
Total expenses	1,575,407	225,495	116,392	234,949	786,543	2,857,944	47,173	(11,578)	5,832,325
Income/(loss) before income taxes	(66,520)	120,500	288,128	87,321	(168,681)	1,192,268	(26,018)	(10,063)	1,416,935
Intersegment revenue/(expense)(1)	2,507	4,691	4,729	(12,362)	435	—	—	—	—
Total assets	21,024,740	6,823,633	18,888,676	8,521,004	36,416,377	43,959,855	—	—	135,634,285

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended	SHUSA Reportable Segments
December 31, 2017	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,115,169	$233,759	$396,318	$152,346	$256,373	$4,114,600	$124,551	$30,834	$6,423,950
Total non-interest income	362,186	60,974	9,246	195,879	534,425	1,793,408	(9,177)	(45,688)	2,901,253
Provision for credit losses	85,115	28,355	1,231	33,275	93,165	2,363,812	154,991	—	2,759,944
Total expenses	1,503,656	185,398	138,987	220,500	950,647	2,740,190	44,066	(19,120)	5,764,324
Income/(loss) before income taxes	(111,416)	80,980	265,346	94,450	(253,014)	804,006	(83,683)	4,266	800,935
Intersegment revenue/(expense)(1)	2,330	4,164	1,973	(8,086)	(381)	—	—	—	—

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC, which are presented in this column.

(4)
SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2019	2018
	(in thousands)
Assets
Cash and cash equivalents	$3,125,760	$3,562,789
AFS investment securities	—	247,510
Loans to non-bank subsidiaries	5,650,000	3,500,000
Investment in subsidiaries:
Bank subsidiary	11,617,397	11,219,433
Non-bank subsidiaries	11,606,398	10,915,872
Premises and equipment, net	49,983	52,447
Equity method investments	5,876	3,801
Restricted cash	58,168	79,555
Deferred tax assets, net	—	66
Other assets (1)	395,822	348,268
Total assets	$32,509,404	$29,929,741
Liabilities and stockholder's equity
Borrowings and other debt obligations	$9,949,214	$8,351,685
Borrowings from non-bank subsidiaries	148,748	145,165
Deferred tax liabilities, net	297,253	61,332
Other liabilities	234,703	235,144
Total liabilities	10,629,918	8,793,326
Stockholder's equity	21,879,486	21,136,415
Total liabilities and stockholder's equity	$32,509,404	$29,929,741
(1) Includes $1.0 million and zero of other investments at December 31, 2019 and December 31, 2018, respectively.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
	(in thousands)
Interest income	$176,013	$123,389	$67,369
Income from equity method investments	2,288	78	2,737
Other income	58,373	67,100	52,584
Net gains on sale of investment securities	—	—	1,845
Total income	236,674	190,567	124,535
Interest expense	345,888	288,006	214,280
Other expense	234,849	301,418	349,882
Total expense	580,737	589,424	564,162
Loss before income taxes and equity in earnings of subsidiaries	(344,063)	(398,857)	(439,627)
Income tax (benefit)/provision	(38,732)	(51,114)	18,165
Loss before equity in earnings of subsidiaries	(305,331)	(347,743)	(457,792)
Equity in undistributed earnings of:
Bank subsidiary	387,938	489,452	239,887
Non-bank subsidiaries	670,562	565,695	770,255
Net income	753,169	707,404	552,350
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(301)	(3,796)	337
Net unrealized gains/(losses) recognized on investment securities	222,887	(80,891)	(9,744)
Amortization of defined benefit plans	10,859	560	4,184
Total other comprehensive gain/(loss)	233,445	(84,127)	(5,223)
Comprehensive income	$986,614	$623,277	$547,127

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2019	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$753,169	$707,404	$552,350
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	235,688	24,277	75,053
Undistributed earnings of:
Bank subsidiary	(387,938)	(489,452)	(239,887)
Non-bank subsidiaries	(670,562)	(565,695)	(770,255)
Net gain on sale of investment securities	—	—	(1,845)
Stock based compensation expense	—	—	(164)
Equity earnings from equity method investments	(2,288)	(78)	(2,737)
Dividends from investment in subsidiaries	482,548	592,797	150,330
Depreciation, amortization and accretion	34,403	44,388	45,475
Loss on debt extinguishment	1,627	3,955	5,582
Net change in other assets and other liabilities	(56,938)	(60,256)	51,267
Net cash provided by/(used in) operating activities	389,709	257,340	(134,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	—	741,250
Proceeds from prepayments and maturities of AFS investment securities	250,000	—	—
Purchases of other investments	(1,042)	—	—
Net capital (contributed to)/returned from subsidiaries	(215,657)	(208,622)	(37,380)
Originations of loans to subsidiaries	(7,995,000)	(4,295,000)	(5,105,000)
Repayments of loans by subsidiaries	5,845,000	3,795,000	2,405,000
Purchases of premises and equipment	(9,800)	(15,333)	(22,493)
Net cash used in investing activities	(2,126,499)	(723,955)	(2,018,623)
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of parent company debt obligations	(2,225,806)	(1,224,474)	(931,252)
Net proceeds received from Parent Company senior notes and senior credit facility	3,811,670	1,423,274	4,656,279
Net change in borrowings from non-bank subsidiaries	3,583	2,611	1,400
Dividends to preferred stockholders	—	(10,950)	(14,600)
Dividends paid on common stock	(400,000)	(410,000)	(10,000)
Capital contribution from shareholder	88,927	85,035	9,000
Redemption of preferred stock	—	(200,000)	—
Net cash provided by/(used in) financing activities	1,278,374	(334,504)	3,710,827
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(458,416)	(801,119)	1,557,373
Cash, cash equivalents, and restricted cash at beginning of period	3,642,344	4,443,463	2,886,090
Cash, cash equivalents, and restricted cash at end of period (1)	$3,183,928	$3,642,344	$4,443,463

NON-CASH TRANSACTIONS
Capital expenditures in accounts payable	$10,326	$8,174	$10,729
Contribution of SFS from shareholder (2)	—	—	322,078
Contribution of incremental SC shares from shareholder	—	—	566,378
Contribution of SAM from shareholder (2)	—	4,396	—
Adoption of lease accounting standard:
ROU assets	6,779	—	—
Accrued expenses and payables	7,622	—	—
(1) Amounts for the years ended December 31, 2019, 2018, and 2017 include cash and cash equivalents balances of $3.1 billion, $3.6 billion, and $4.4 billion, respectively, and restricted cash balances of $58.2 million, $79.6 million, and $74.2 million, respectively.
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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of December 31, 2019, (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2019, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the COSO of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the following previously reported material weaknesses. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. Management considers these material weaknesses remediated:

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

To address this material weakness, the Company has taken the following measures:

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

The following previously reported material weakness emanated from SC:

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

To address this material weakness, the Company has taken the following measures:

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

In addition to the above items emanating from SC, the following material weakness was previously identified at the SHUSA level:

Review of Statement of Cash Flows and Footnotes

Management identified a material weakness in internal control over the Company's process to prepare and review the Statement of Cash Flows and Notes to the Consolidated Financial Statements. Specifically, the Company concluded that it did not have adequate controls designed and in place over the preparation and review of such information.

To address this material weakness, the Company has taken the following measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board has established the following standing Board level committees of SHUSA: Audit Committee, CTMC, Nominations Committee, and SHUSA/US Risk Committee. Certain information relating to the directors of SHUSA as of the filing date of this Form 10-K is set forth below.

Directors of SHUSA

Ana Botin - Age 59. Ms. Botín was appointed to SHUSA’s and the Bank’s Boards in October 2019. She is the Executive Chairman of Santander and has held this position since September 2014.  Ms. Botín has served as a director of Santander since 1989, where she currently chairs its Executive and Innovation and Technology Committees and serves as a member of the Responsible Banking, Sustainability and Culture Committee. She joined Santander after beginning her banking career at JPMorgan Chase & Co., where she held various positions in its Treasury and Latin American divisions from 1980 to 1988. From 2010 to 2014, Ms. Botín was CEO of Santander UK, where she currently serves as a Non-Executive Director. She previously served as Executive Chairman of Banco Español de Credito, S.A. (Banesto). Since 2014, Ms. Botin has served as the Chairman and Director of Universia España, Red De Universidades, S.A. and as the Chairman and Director of Universida Holding, S.L. She is the founder and Chair of CyD Foundation, which supports and promotes the contribution made by Spanish universities to economic and social development in the country, and Fundación Empieza por Educar, the Spanish subsidiary of the global NGO Teach for All which trains talented young graduates to be teachers. Ms. Botín is also the founder and Vice Chair of Fundación Empresa y Crecimiento, which finances small and medium sized companies in Latin America. She is a Board Member of the Coca-Cola Company and sits on the Advisory Board of the Massachusetts Institute of Technology. Ms. Botín graduated from Bryn Mawr College. She brings extensive global banking industry leadership experience to the Board as a result of her professional and Board experience.

Stephen A. Ferriss - Age 73. Mr. Ferriss was appointed to SHUSA’s Board in 2012 and is a member of its CTMC and Audit Committees. In 2018, he was appointed to BSI's Board, where he is Chairman of its Risk Committee and a member of its Audit Committee. Since 2015, he has served as Chairman of the Board of Santander BanCorp, where he is a member of the Compensation and Nomination Committee, and as the Chairman of the Board of Santander BanCorp’s banking subsidiary, BSPR. He was appointed to SC’s Board in 2013 where he has served as Vice Chairman of the Board since 2015, Chairman of SC's Risk Committee, and as a member of SC's Audit, Compensation and Executive Committees. From 2012 to 2015, Mr. Ferriss served on the Board of the Bank, where he was a member of the Audit, Enterprise Risk, and Bank Secrecy Act/Anti-Money Laundering Oversight Committees. From 2006 to June 2016, he was Chairman of the Nominations Committee and a senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, as well as Chairman of its Audit Committee for three years. He previously served on the Board of Iberchem in Madrid, Spain. Mr. Ferriss has also held roles as President and CEO of Santander Central Hispano Investment Securities, Inc., various roles at Bankers Trust Global Investment Bank in Madrid, London and New York and several leadership positions at Bank of America. Mr. Ferriss received a B.A. from Columbia College and an M.I.A. from Columbia University’s School of International Affairs. He brings extensive global experience to the Board as a result of his Board and financial services industry experience.

Alan Fishman - Age 73. Mr. Fishman was appointed to SHUSA’s and the Bank’s Boards in 2015. He is a member of SHUSA’s Audit and SHUSA/US Risk Committees and serves as the Bank's Lead Independent Director, Chairman of the Bank's Audit Committee and a member of the Bank’s Nominations and Risk Committees. Mr. Fishman was also appointed to the SIS Board in 2017, where he serves as Chairman of the Board. Since 2008, Mr. Fishman has served as Chairman of the Board of Ladder Capital, a leading commercial real estate finance company, and, since 2005, has served on the Board of Continental Grain Company. Mr. Fishman has had an extensive career in the financial services industry, including serving as Chairman of the Board of Beech Street Capital, CEO of Washington Mutual, Inc., Chairman of Meridian Capital Group, President of Sovereign Bancorp., President and CEO of Independence Community Bank and President and CEO of Conti Financial Corp. He is active in the community, having served as Chairman of the Brooklyn Academy of Music from 2002 to 2016, Chairman of the Brooklyn Navy Yard from 2002 to 2014, and currently as Chairman of the Brooklyn Community Foundation. He received a B.A. from Brown University and an M.A. from Columbia University. Mr. Fishman brings extensive leadership experience and financial services industry expertise to the Board.

Hector Grisi - Age 53. Mr. Grisi was appointed to SHUSA’s Board in January 2020. He is the Executive President and CEO of Banco Santander Mexico, and has held this position since 2015. He currently serves on the Boards of Banco Santander Mexico, Casa de Bolsa Santander, Santander Consumo and Santander Vivienda. Prior to joining Banco Santander Mexico, Mr. Grisi was President and CEO of Credit Suisse Mexico from 2001 to 2015 and served on its Board of Directors during that time. Mr. Grisi is an active philanthropist, and board member of three leading cultural and social organizations in Mexico, including the Museum of Fine Arts, the Chapultepec Zoo, and the Juconi Foundation that supports families, youth, and children affected by violence, poverty, and marginalization. He graduated with honors from the Universidad Iberoamericana. Mr. Grisi brings extensive banking and leadership experience to the Board.

Juan Guitard - Age 60. Mr. Guitard was appointed to SHUSA’s Board in 2014 and is a member of its CTMC and SHUSA/US Risk Committees. He has served as a member of the Bank's Board since March 2016 and BSI's Board since August 2016, where he is a member of the Risk and Compensation Committees. Mr. Guitard currently serves as Head of Internal Audit of Santander. He has worked within Santander since 1999, having also served as Head of its Corporate Risk Division, Head of its Recovery and Resolution Plans Corporate Project, Head of its Corporate Legal Department, and Head of its Corporate Investment Banking Division. He has served on the Boards of Santander, Banco Español de Crédito, S.A., and Banco Hipotecario de España. He holds a law degree from the Universidad Autónoma de Madrid. Mr. Guitard brings extensive risk and audit experience to the Board.

Edith Holiday - Age 68. Ms. Holiday joined the SHUSA Board in December 2019 and serves as a member of its CTMC and Risk Committee. She joined the SC Board in November 2016 and serves as Chairman of its Compensation and Talent Management Committee and as a member of the Regulatory and Compliance Oversight Committee. Ms. Holiday is a member of the Board of Directors of Hess Corporation, White Mountains Insurance Group Ltd., and Canadian National Railway, and is a member of the Boards of Directors or Trustees of various investment companies in the Franklin Templeton Group of Funds, serving as Lead Trustee of each of the Franklin Funds and Templeton Funds. She also served on the Board of Directors of RTI International Metals, Inc. from 1999 to 2015. Ms. Holiday also has extensive legal and regulatory experience, having previously served as Assistant to the President of the United States and Secretary of the U.S. Cabinet, General Counsel of the U.S. Treasury Department and Counselor to the Secretary and Assistant Secretary for Public Affairs and Public Liaison of the U.S. Treasury Department. Ms. Holiday holds a B.S. and a J.D. from the University of Florida and is a member of the State Bars of Florida, Georgia and the District of Columbia. She brings extensive experience in legal and regulatory matters and in public service to the Board.

Thomas S. Johnson - Age 79. Mr. Johnson was appointed to SHUSA’s and the Bank’s Boards in 2015. He serves as SHUSA’s Lead Independent Director, Chairman of its Audit Committee, and a member of its Nominations and SHUSA/US Risk Committees and the Bank’s Audit and Risk Committees. Mr. Johnson serves on the Boards of the Institute of International Education, the Inner-City Scholarship Fund, the National 9/11 Memorial and Museum Foundation, the Norton Museum of Art, and the Lower Manhattan Development Corporation. Mr. Johnson started his banking career at Chemical Bank and Chemical Banking Corporation, where he ultimately became President and Director. He previously served as Chairman and CEO of GreenPoint Financial Corp. and GreenPoint Bank and as President and Director of Manufacturers Hanover Trust Company. In addition, Mr. Johnson is a former director of Alleghany Corporation, R.R. Donnelly & Sons Co. Inc., The Phoenix Companies, Inc., FHLMC, North Fork Bancorporation, Prudential Life Insurance Company of America, and Online Resources Corp and, from 1966 to 1969, he served as a special assistant to the Comptroller of the U.S. Department of Defense in the Pentagon. He received a B.A. in Economics from Trinity College and an M.B.A., with distinction, from Harvard Business School. Mr. Johnson brings extensive leadership experience in the banking industry to the Board.

Javier Maldonado - Age 57. Mr. Maldonado has served as Vice Chairman of SHUSA’s Board since 2015, and is a member of the Nominations and SHUSA/US Risk Committee. He was appointed to SC’s Board in 2015 and is a member of its Compensation, Nominations, and Regulatory and Compliance Oversight Committees. He was appointed to the Bank’s Board in 2015 and is a member of its Risk Committee. Mr. Maldonado was appointed to BSI's Board in August 2016 and is a member of its Executive Committee. Since 2015, he has served as a Director of Santander BanCorp, where he is a member of its Executive Committee and is Chairman of its Compensation Committee. Mr. Maldonado also serves as a Director of BSPR and SIS. He currently serves as Senior Executive Vice President, Global Head of Cost Control for Santander. Since 1995, he has held numerous management positions with Santander, including Senior Executive Vice President, Head of the General Directorate for Coordination and Control of Regulatory Projects in the Risks Division, and Executive Committee Director and Head of Internal Control and Corporate Development for Santander UK. In addition, Mr. Maldonado served on the Board of Alawwal Bank (formerly known as the Saudi Hollandi Bank Riyadh) from 2008 to 2019. Prior to his time with Santander, Mr. Maldonado was an attorney with Baker & McKenzie and Head of the Corporate and International Law Department at J.Y. Hernandez-Canut Law Firm. He received a law degree from UNED University and a law degree from Northwestern University. Mr. Maldonado brings to the Board extensive corporate and international legal experience, as well as leadership in the financial services sector.

Guy Moszkowski - Age 62. Mr. Moszkowski was appointed to SHUSA’s and the Bank’s Boards in January 2020 and serves as a member of SHUSA’s Audit and Risk Committees and as a member of the Bank’s Risk and Compensation and Talent Management Committees. Mr. Moszkowski joined the BSI Board in January 2020, and serves as a member of the Audit, Risk and Compensation Committees. Mr. Moszkowski founded and served as the CEO of Autonomous Research US LP, a specialized independent provider of institutional research focused exclusively on financial sector companies, from 2012 until his retirement in 2019. Prior to his tenure at Autonomous Research, Mr. Moszkowski led large analyst teams on financial research at Citigroup and Merrill Lynch, becoming the head of all U.S. financials research at Merrill Lynch. Mr. Moszkowski also worked at J.P. Morgan & Co. as a Managing Director in Investor Client Management, and began his career as a Latin America corporate lending officer for Bankers Trust Co. He is a member of FINRA’s Economic Advisory Committee and also serves on SCO Family of Services Board of Directors, where he chairs the Investment Committee. Mr. Moszkowski graduated from Harvard University and the Wharton School of the University of Pennsylvania. Mr. Moszkowski brings extensive leadership and financial services industry expertise to the Board.

Henri-Paul Rousseau - Age 71.  Mr. Rousseau was appointed to SHUSA’s Board in March 2017 and the Bank’s Board in 2015. He serves as Chairman of the SHUSA/US Risk Committee, and as a member of the CTMC. Mr. Rousseau also serves as Chairman of the Bank’s Risk Committee and as a member of its Audit, Compensation, and Nominations Committees. Mr. Rousseau joined the BSI Board in January 2020, where he serves as Chairman of its Audit Committee and as a member of the Compensation and Risk Committees. Mr. Rousseau served as Vice President of Power Corporation International from January 2018 through July 2018. He has been a visiting professor at the Paris School of Economics since September 2018 and is currently an adjunct professor at Hautes Études Commerciales in Montréal. From 2012 until 2017, Mr. Rousseau served as Vice-Chairman of the Boards of Power Corporation of Canada and Power Financial Corporation. He also served on the Boards of Great-West Lifeco Inc. and IGM Financial Inc. and those of their respective subsidiaries from 2012 to 2017. Mr. Rousseau has also served on the Board of Noovelia, Inc. since 2017 and is currently the Chairman of the Board of Noovelia. Additionally, he has served as Chairman of the Board of the Tremplin Sante Foundation since 2015, Chairman of the Board of Montreal Heart Institute Foundation from 2011 to 2017, having served on its Board since 1995, and Co-Chair of the Finance Committee of the Orchestra Symphonique de Montreal Foundation from 2010 through 2014. Mr. Rousseau is the former President and CEO of the Caisse de dépôt et placement du Québec. Prior to that role, he was the President and CEO of the Laurentian Bank of Canada. Previously, he was a Professor of Economics at both Université Laval and Université du Québec à Montréal. He received a B.A. in Economics from the University of Sherbrooke and an M.A. and Ph.D. in Economics from the University of Western Ontario. Mr. Rousseau brings extensive international leadership and financial services industry experience to the Board.

T. Timothy Ryan, Jr. - Age 74. Mr. Ryan was appointed to SHUSA’s and the Bank's Boards in December 2014 and serves as Chairman of each, as well as of their respective Nominations Committees, the Bank’s Compensation Committee and the CTMC. He was appointed to BSI's Board in July 2016, serves as Chairman of its Compensation and Executive Committees and is a member of its Audit and Risk Committees. Mr. Ryan served as Global Head of Regulatory Strategy and Policy of JPMorgan Chase & Co. from February 2013 to January 2015. Mr. Ryan was previously President and CEO of SIFMA, CEO of the Global Financial Markets Association, SIFMA's global affiliate and Vice Chairman, Financial Institutions and Governments, at JPMorgan Chase. Mr. Ryan also previously served as the director of the Office of Thrift Supervision, a director of the Resolution Trust Corporation and a director of the FDIC. Since 2011, he has served on the Board of Power Corp. of Canada and Power Financial Company and as Chairman of its Audit Committee and a member of its Executive, Compensation, Investment and Risk Committees. Since 2010, Mr. Ryan also has served on the Board of Great West LifeCo Inc. and is a member of its Compensation, Executive, and Risk Committees. He also served as a director of Markit Ltd. from 2014 to 2015 and of Lloyds Banking Group from 2009 to 2013. He received a B.A. from Villanova University and a law degree from American University. Mr. Ryan brings to the Board extensive experience as a former regulator and banker and a deep understanding of the U.S. banking market, regulatory environment and financial services industry management.

Tim Wennes - Age 52. Mr. Wennes has served as Santander’s US Country Head and SHUSA’s President and CEO since December 2019. Additionally, since September 2019, he has served as President and CEO of the Bank. Mr. Wennes was appointed to SHUSA’s Board in December 2019 and the Bank’s Board in September 2019. He serves as a member of SHUSA’s and the Bank’s respective Nominations Committees. Prior to joining the Bank, Mr. Wennes was the West Coast President and Head of the Regional Bank at MUFG Union Bank from 2008 to 2019, where he oversaw Commercial Banking, Real Estate Industries, Consumer Banking and Wealth Management. He was also responsible for MUFG Union Bank’s Enterprise Marketing and Corporate Social Responsibility programs. Mr. Wennes serves as the Lead Director of Operation Hope and is a Corporate Advisory Board Member of the University of Southern California’s Marshall School of Business. From 2012 to 2019, he served as the Pacific Region Trustee of the Boys and Girls Club of America. Mr. Wennes is a graduate of the University of Southern California, where he received a bachelor’s degree in Business Administration. He received an M.B.A. in International Business from California State University Fullerton. Mr. Wennes brings extensive leadership, knowledge and experience in commercial banking, consumer banking and wealth management to the Board.

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the filing date of this Form 10-K is set forth below:

Juan Carlos Alvarez de Soto - Age 49. Mr. Alvarez de Soto has served as CFO for SHUSA and the Bank since September 2019. He is a member of SC’s Board of Directors and is a member of each of SHUSA’s and the Bank’s CEO Executive Committees. From October 2017 to September 2019, Mr. Alvarez de Soto served as the CFO for SC. From 2009 to 2017, he was the Treasurer for SHUSA, overseeing SHUSA’s liquidity risk management, asset liability management and treasury functions.  In addition, he currently serves as Director and President of the Santander Consumer USA Foundation. Mr. Alvarez de Soto holds an M.S. in Finance from George Washington University and a B.S. in Management from Tulane University. He is also a Chartered Financial Analyst.

Sandra Broderick - Age 61. Ms. Broderick has served as Head of Operations for SHUSA since October 2019 and of SC since October 2017, and is a member of SHUSA’s CEO Executive Committee. She is responsible for aligning scope, priorities and approach across U.S. operating units and key functions, including Business Continuity Management, Facilities, and the Business Control Officer community. Prior to joining SC and SHUSA, Ms. Broderick served as Executive Vice President, Operations Executive at U.S. Bank in 2017, where she oversaw consumer originations and servicing. She has also served as Managing Director, Operations Executive at JPMorgan Chase from 2002 to 2017. Ms. Broderick holds a Bachelor’s in Business Administration from the State University of New York at Buffalo.

Dan Budington - Age 48. Mr. Budington has served as Chief Strategy Officer for SHUSA and the Bank since January 2020 and is a member of each of SHUSA’s and the Bank’s CEO Executive Committees. He joined Santander US in 2014 and served in a number of roles in the Finance organization, most recently as Executive Director of Financial Planning & Analysis. Prior to joining Santander US, Mr. Budington spent over a decade as an investment banker focused on advising financial institutions on mergers and acquisitions and capital raising, working for leading investment banks including Guggenheim Securities, Deutsche Bank and Merrill Lynch. Prior to his career in investment banking, Mr. Budington worked as a management consultant advising middle market companies on strategy and performance management. He holds a Masters of Business Administration in Finance and Accounting from the University of Rochester Simon School of Business and a B.S. in Business Administration from the University of Vermont.

Sarah Drwal - Age 43. Ms. Drwal has served as Chief Risk Officer of SHUSA and the Bank since December 2019. From February 2016 to December 2019, Ms. Drwal served as Executive Vice President - Head of Enterprise Risk Management for SHUSA and Chief Risk Officer for the Bank’s Consumer and Business Banking. She is a member of each of SHUSA's and the Bank’s CEO Executive Committees. Prior to joining SHUSA and the Bank, Ms. Drwal was Chief Risk Officer for Consumer Banking and Chase Wealth Management at JPMorgan Chase & Co. She also served in executive leadership roles in risk, fraud, governance and strategy for JPMorgan Chase & Co. and Capital One. Ms. Drwal received a Master’s Degree in Mathematics from the University of Leicester, UK.

Daniel Griffiths - Age 51. Mr. Griffiths has served as Chief Technology Officer and Senior Executive Vice President of SHUSA and the Bank since June 2016, and in 2019 he became Head of Technology for North America. He is also a member of each of SHUSA's and the Bank's CEO Executive Committees. From 2011 to 2016, Mr. Griffiths was Chief Technology Officer at TD Bank. Prior to joining TD Bank, he was Managing Director, Emerging Markets and Commodities, at Barclays Capital. Mr. Griffiths received a B.S. in Computer Studies from Polytechnic of Wales.

Michael Lipsitz - Age 55. Mr. Lipsitz has served as Chief Legal Officer and Senior Executive Vice President of SHUSA since August 2015 and of the Bank since April 2016, and is a member of each of SHUSA’s and the Bank’s CEO Executive Committees. Prior to joining SHUSA, Mr. Lipsitz served as Managing Director and General Counsel for Retail and Community Banking at JPMorgan Chase & Co. and, prior to that, held multiple senior and general counsel roles supporting consumer banking and lending, corporate and regulatory activities, and mergers and acquisitions at JPMorgan Chase & Co. and its predecessor companies. Mr. Lipsitz received a B.A. from Northwestern University and a J.D. from Loyola University Chicago School of Law.

Tim Wennes - Age 52. For a description of Mr. Wennes’ business experience, please see “Directors of SHUSA” above.

Maria Veltre - Age 56. Maria Veltre has served as SHUSA’s Head of U.S. Digital and Innovation and Senior Executive Vice President since September 2018, and is a member of SHUSA’s CEO Executive Committee. Ms. Veltre has served as the Bank’s Chief Marketing and Digital Officer since September 2016. Prior to joining SHUSA and the Bank, Ms. Veltre’s experience was comprised of substantial banking industry experience, including most recently serving as Chief Marketing Officer at Fifth Third Bank from May 2013 to August 2016 and holding multiple leadership positions at Citibank, including Chief Marketing Officer and Managing Director of Small Business Banking. Ms. Veltre received a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from the Stern School of Business at New York University.

William Wolf - Age 54. Mr. Wolf has served as CHRO and Senior Executive Vice President of SHUSA and the Bank since March 2016, and is a member of each of SHUSA’s and the Bank’s CEO Executive Committees. Prior to joining SHUSA and the Bank, he was Managing Director, Global Head of Talent Acquisition and Development, for Credit Suisse from 2011 to 2016. Mr. Wolf received a B.A. from Dartmouth College and an M.B.A. from the University of North Carolina.

Code of Ethics

SHUSA adopted a Code of Ethics that applies to the CEO and senior financial officers of the Company including the CFO, Treasurer, and Chief Accounting Officer and Controller. SHUSA undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics by writing to: Chief Legal Officer, Santander Holdings USA, Inc., 75 State Street, Boston, Massachusetts 02109.

Procedures for Nominations to the SHUSA Board

On January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander. Immediately following the effective time of the Santander transaction, because Santander is the sole shareholder of all of SHUSA’s outstanding voting securities, SHUSA's Board no longer has a formal procedure for shareholders to recommend nominees to SHUSA's Board.

Audit Committee of the Board

SHUSA has a separately-designated standing Audit Committee established by and among the Board. Mr. Johnson serves as Chairman of SHUSA's Audit Committee, and Messrs. Ferriss, Fishman and Moszkowski serve as the other members. Mr. Ryan is an ex officio member of the Audit Committee. The Board has determined that Messrs. Ferriss, Fishman, and Johnson qualify as audit committee financial experts under SEC requirements applicable to audit committees.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to our executive officers included in the Summary Compensation Table, who we refer to collectively as the "named executive officers." This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.
For 2019, our named executive officers were:

•	Timothy Wennes, our current President and CEO;

•	Scott Powell, our former President and CEO;

•	Juan Carlos Alvarez de Soto, our current CFO and Principal Financial Officer;

•	Madhukar Dayal, our former CFO and Principal Financial Officer;

•	Daniel Griffiths, our Chief Technology Officer;

•	Michael Lipsitz, our Chief Legal Officer;

•	William Wolf, our Chief Human Resources Officer; and

•	Mahesh Aditya, our former Chief Risk Officer.

During 2019, there were significant changes to our executive team:

•	Mr. Powell resigned from his SHUSA and SC President and CEO, and Santander's U.S. Country Head roles as of December 2, 2019;

•
Mr. Wennes, who was hired as the President and CEO of SBNA as of September 16, 2019, was appointed President and CEO of SHUSA and Santander's U.S. Country Head as of December 2, 2019; he retained his SBNA positions;

•	Mr. Aditya was appointed President and CEO of SC as of December 2, 2019, and no longer has any SHUSA responsibilities;

•	Mr. Dayal transferred to Santander UK to serve as that country’s CFO as of September 16, 2019; and

•	Mr. Alvarez assumed his current role as of September 16, 2019; he previously served as SC’s CFO since 2017.

Mr. Wennes’s 2019 compensation was largely based on his July 2019 employment letter with SBNA. Mr. Powell did not receive any compensation or severance in connection with his resignation, did not receive a 2019 incentive award, and forfeited all prior year deferred cash and equity awards. Mr. Aditya’s 2019 incentive award was paid by SHUSA given he served most of 2019 in his SHUSA role. Mr. Dayal received a pro rata 2019 incentive award from SHUSA based on his role and service with SHUSA through September 16, 2019. Given his service to both SHUSA and SC during 2019, Mr. Alvarez’s 2019 incentive award was paid proportionately by both entities.

This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:

•	the general philosophy and objectives underlying their compensation,

•	our and Santander`s respective roles and involvement in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation, and

•	each component of their compensation.

Since we are a wholly owned subsidiary of Santander and do not hold public shareholder meetings, we do not conduct shareholder advisory votes.

General Philosophy and Objectives
The fundamental principles that Santander and SHUSA follow in designing and implementing compensation programs for the named executive officers are to:

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

Santander intends to provide a total compensation opportunity that is comparable to that of similar financial institutions in the country in which the named executive officer is located. Within this framework, Santander considers both total compensation and the individual components (i.e., salary and incentives) of each named executive officer’s compensation package independently. Any perquisites are also considered independently of total compensation. When setting each named executive officer’s compensation for 2019, we took into account market competitive pay, historical pay within Santander, our budget, level of duties and responsibilities, experience and expertise, individual performance, applicable European regulatory guidance that mandates deferrals of variable compensation, and historical track record within the organization for each individual.
Parties Involved in Determining Executive Compensation

Both SHUSA and Santander have responsibility for overseeing and determining the compensation of our named executive officers. Santander is involved in overseeing its senior level employees globally, including our named executive officers. We are involved in setting the compensation of all our employees. We set forth the various parties, including both Board committees and management committees, involved in contributing to and determining executive compensation and their specific responsibilities below.

The Role of Our Board Compensation and Talent Management Committee ("BCMTC")

Our BCTMC is responsible for, among other things:

•
at least annually, reviewing and approving the terms of our compensation programs, including the Executive Incentive Plan, in which our named executive officers participate, in accordance with all applicable guidelines that Santander establishes with respect to variable compensation;

•
reviewing and approving the annual corporate goals and objectives of the President and CEO, evaluating the President and CEO’s performance in light of these corporate goals, and approving the base and variable compensation of our President and CEO, as proposed by the Santander Executive Chairman and CEO and validated by the Santander Remuneration Committee;

•
monitoring the performance and regularly approving the design and function of the incentive compensation programs, including the Executive Incentive Plan, to assess whether the overall design and performance of such programs are consistent with Santander guidelines, are safe and sound, and do not encourage employees, including our named executive officers, to take excessive risk;

•	approving amounts paid under the Executive Incentive Plan according to Santander guidelines;

•	evaluating the applicability of any malus and clawback provisions to our senior executive officers, including the named executive officers;

•	reviewing and recommending any changes to our outside director compensation program;

•	reviewing and discussing with management the Compensation Discussion and Analysis required to be included in this Annual Report on Form 10-K; and

•	reviewing and recommending to our Board the BCTMC Report for inclusion in this Annual Report on Form 10-K.

The Role of Santander’s Human Resources Committee
Santander’s Human Resources Committee is responsible for the design and the calculation of the applicable funding level of the Executive Incentive Plan and overseeing performance management and compensation processes, including considering risks that may impact the bonus process as well as the application of malus and clawback provisions, when applicable. Santander's Human Resources Committee also reviews and validates the compensation proposals for our named executive officers, except for our President and CEO.
The Role of Santander`s Board Remuneration Committee
Santander’s Board Remuneration Committee is responsible for, among other things, reviewing, revising as appropriate, determining and then presenting to Santander’s Board of Directors the compensation of our President and CEO and the key elements of the compensation of our named executive officers.
The Role of Santander’s Board of Directors
Santander’s Board of Directors validates and approves the compensation of our President and CEO.
The Role of Our Management
Our Human Resources Committee makes recommendations to our BCTMC with respect to our incentive compensation programs. A key responsibility of our Human Resources Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk-taking.
Our management also played a role in the compensation process with respect to the named executive officers in 2019 by presenting, and recommending for approval, salaries, incentive targets, and incentive awards for the named executive officers to our BCTMC and to the applicable committees at Santander.
None of the named executive officers determined or approved any portion of his own compensation for 2019.

The Role of Outside Independent Compensation Advisors
Santander, SHUSA and its subsidiaries seek guidance and advice from a diversified mix of outside independent compensation advisors.

•
Santander’s Remuneration Committee engaged Ernst & Young to provide advice on the general policies and approaches with respect to the compensation of Santander’s worldwide employees, and Willis Towers Watson provided competitive market compensation ranges for global leadership roles.

•	At the request of our BCTMC, we engaged McLagan Partners, Inc. to provide competitive market compensation ranges for our senior executive officers, including the named executive officers.

•	As discussed under "Benchmarking" below, we also engaged Pay Governance to assist the BCTMC in setting 2018 and 2019 compensation targets for Mr. Powell.
Benchmarking
In 2018, both Willis Towers Watson and McLagan Partners provided independently compiled target compensation benchmarking data for our President and CEO position, which Pay Governance summarized along with additional data extracted from publicly disclosed proxy statements. The peer group data set comprised 42 financial institutions: Bank of the West, BBVA Compass, BMO Financial, BB&T Corporation, HSBC, MUFG Union Bank, RBC, TD Securities, BNP Paribas, Deutsche Bank, Barclays, RBS, Mizuho, UBS, Credit Suisse, The Toronto Dominion Bank, Ally Financial, Citizens Financial, Comerica, Credit Acceptance Corp., Encore Capital, Lending Club, Nationstar Mortgage, Navient, Nelnet, One Main Holdings, PRA Group, SLM Corp., Capital One Financial Group, Discover Financial Services Inc., Fifth Third Bancorp, Huntington Bancshares Incorporated, KeyCorp, M&T Bank Corporation, PNC Financial Services Group, Inc., Regions Financial Corporation, SunTrust Banks, Inc., U.S. Bancorp, Bank of America Corporation (Consumer), Citigroup Inc. (Global Consumer Bank), JPMorgan Chase & Co. (Community Banking), and Wells Fargo & Company (Community Banking). Since this data was used to assist us in validating Mr. Powell’s compensation for a full two-year term (2018-19) as described in his employment agreement, we did not formally review 2019 benchmarks for Mr. Powell’s role.

For 2019 target compensation review purposes, McLagan Partners also provided benchmarking data for Mr. Wennes's compensation in each of his roles and for our other named executive officers’ compensation and used the following peer group: Capital One, Ally Bank, Discover, CIT Bank, BB&T Corporation, BBVA Compass Bancshares, Inc., Citizens Financial Group, Inc., Comerica, Inc., Fifth Third Bank, Huntington Bancshares Incorporated, Keycorp, M&T Bank Corporation, MUFG Union Bank, Regions Financial Corporation, SunTrust Banks, Inc., The Toronto Dominion Bank, Bank of the West, and BMO Financial.

We and Santander have also periodically used additional independent third-party compensation surveys to assist in assessing certain of our executive officers’ overall compensation. We use this additional data to broadly evaluate market trends, pay levels, and relative executive compensation performance trends.

Lastly, we describe the peer group used in connection with performance based deferred awards under the Executive Incentive Plan under the caption "Executive Incentive Plan."

Components of Executive Compensation

For 2019, the compensation that we provided to our named executive officers consisted primarily of base salary and both short- and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in benefit plans that we generally offer to all our employees, and we also provide the named executive officers with certain limited perquisites not available to the general employee population.
Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation, and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment letter considering market competitive pay, historical pay at Santander, our budget, level of duties and responsibilities, applicable European regulatory guidance that mandates deferrals of variable compensation, experience and expertise. Base salary is reviewed as part of our annual compensation review process to determine whether increases should be provided based on performance and market conditions. Annual increases are not guaranteed.

Our Chief Human Resources Officer (and with respect to Mr. Wolf's compensation, our CEO) consulted with Santander’s Human Resources Department to confirm named executive officers’ salaries are competitive and take into account market survey data of our peers, salary history at Santander, scope of duties and responsibilities, experience and expertise, individual performance, applicable regulatory requirements, and our budget. Santander’s Human Resources Department consulted with the Santander Board Remuneration Committee and Santander’s Board of Directors in setting the base salary of Mr. Wennes. As of December 2, 2019, we increased Mr. Wennes’s annual base salary from $2,100,000 to $2,650,000 to reflect his additional new roles as SHUSA CEO and U.S. Country Head. Mr. Alvarez’s annual base salary increased from $1,000,000 to $1,100,000 as of September 16, 2019 as a result of his new SHUSA role and responsibilities as SBNA CFO.
We did not adjust any other named executive officer's base salary for 2019. As of January 1, 2020, we made the following changes to our named executive officer's base salaries:

•	We increased Mr. Alvarez's annual base salary from $1,100,000 to $1,500,000 to better align his compensation with market practices for his scope of responsibilities.

•
We increased Mr. Griffiths's annual base salary from $1,100,000 to $1,200,000 to compensate him for his increased role in North America. He now serves as the Head of Technology for North America. As part of his expanded duties in this role, a portion of his compensation will now be allocated to Santander Mexico.

•
Because prior to his resignation Mr. Powell provided services to both us and to SC, our BCTMC, and SC's BCTMC”), agreed to allocate Mr. Powell's 2019 total compensation at 36% to us and 64% to SC. We jointly decided on these allocations to reflect the percentage of time that Mr. Powell spent working for and with respect to each organization based on time allocation tracking. The Summary Compensation Table shows the entire amount of the salary payments to Mr. Powell for 2019 regardless of this allocation.

Incentive Compensation
We provide annual incentive opportunities for our executive officers, including the named executive officers, to reward achievement of both business and individual performance objectives and to link pay to both short-term and long-term performance. We intend our incentive programs to motivate participants to achieve and exceed these objectives at the Santander, U.S., and business/function levels, as well as to reward the progressive improvement of individual performance. All of our named executive officers are designated as Identified Staff under European regulations and, therefore, are subject to the compensation guidelines of the European Banking Authority and limits as set forth under CRD-IV. These regulations and guidelines define the short-term/immediate and long-term/deferred percentages for incentives awards with respect to the total compensation package and mandate that such awards be delivered in at least 50% shares or other equity instruments, such as ADRs, with a mandatory one-year holding period upon delivery, and no more than 50% paid in cash.
For the 2019 performance year of the Executive Incentive Plan (described below), the targeted incentive opportunity for each of the named executive officers was as follows:

Named Executive Officer	Target Bonus ($)
Timothy Wennes (1)	$3,400,000
Scott Powell (2)	$4,250,000
Juan Carlos Alvarez de Soto (3)	$1,000,000
Madhukar Dayal (4)	$1,885,500
Daniel Griffiths	$1,660,500
Michael Lipsitz	$1,385,000
William Wolf	$1,180,000
Mahesh Aditya	$1,025,000
(1) Mr. Wennes’s 2019 incentive award is guaranteed under his July 2019 employment letter with SBNA.
(2) No 2019 performance year incentive award was paid to Mr. Powell due to his resignation.
(3) Mr. Alvarez’s target incentive opportunity at SC was $575,000. The amount set forth above reflects his 12-month annualized SHUSA target opportunity. For 2019, his total target opportunity was $681,250, which reflects 9 months of service at SC and 3 months of service at SHUSA.
(4) Mr. Dayal became the CFO for Santander UK as of September 16, 2019. For 2019, SHUSA paid him a pro rata incentive award based on his nine months of SHUSA service.

Executive Incentive Plan
Our incentive program, which we refer to as the "Executive Incentive Plan," establishes both financial and non-financial measures to determine the incentive pool level from which we pay annual incentives. We generally align the structure of our Executive Incentive Plan each year in consideration of Santander’s corporate bonus program for executives of similar levels across Santander. Each of the named executive officers participated in the Executive Incentive Plan for 2019, although Mr. Powell did not receive an award for 2019 as a result of his resignation. The general structure of the Executive Incentive Plan:

•
defers a portion of a participant’s award over a three- or five-year period, depending on the participant’s position within our organization and variable compensation target, subject to the non-occurrence of certain events;

•	links a portion of such deferred amount to Santander performance over a multi-year period; and

•	pays a portion of such award in cash and a portion in equity, in accordance with the rules and standards referenced above and set forth in more detail below.

The 2019 incentive framework was approved by Santander’s Board of Directors on April 11, 2019 and Santander’s shareholders at the annual general meeting of shareholders on April 12, 2019.

The Executive Incentive Plan provides for differences in the amount of final awards, higher or lower than target incentive amounts, to reinforce our pay for performance philosophy.
We determine an aggregate pool from which awards for all participants are determined and paid. The pool incorporates both quantitative (via a scorecard) and qualitative considerations as well as feedback from Santander to ensure that the Executive Incentive Plan links our executives' pay to performance. For 2019, Santander modified the pool framework so that 30% of the incentive pool for named executive officers and other senior executives was tied to Santander results, emphasizing the importance of global collaboration within the institution.
Our BCTMC worked with Santander’s Human Resources Committee and the Board Remuneration Committee to validate that the proposed quantitative metrics are aligned with overall business goals. Our BCTMC reviewed the appropriateness of the financial measures with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance. All scorecard calculations under the Executive Incentive Plan are determined in accordance with IFRS because Santander uses similar terms and metrics in its incentive programs across the Group, making the use of country-specific accounting standards infeasible.
Incentive Pool Scorecard Overview: As set forth above, the incentive pool funding is determined through a scorecard, which is primarily driven by a quantitative score, and is then adjusted by qualitative and discretionary measures. We develop the scorecard metrics to measure our, our subsidiaries’ and our business units’ performance on an aggregate basis over the full year. As set forth above, 70% of the 2019 incentive pool was determined by SHUSA results and 30% of the pool was determined by Santander results.
As we describe in more detail below, the incentive pool funding was 110.45% of aggregate target amounts for 2019, which was approved by Santander based on the following components:

•	The total SHUSA scorecard result was 109.4%, which equals the SHUSA Quantitative Score (101.2%) and SHUSA Qualitative Score (8.2%) set forth below.

•	The total Santander scorecard result was 113%.

•	70% of the SHUSA scorecard and 30% of the Santander scorecard equals 110.45%.

•	There was no discretionary adjustments to this amount in 2019 so the final funding remained at 110.45%.

We determine the aggregate total of the incentive amounts, in U.S. dollars, available for distribution to our named executive officers and other senior executive officers by multiplying this incentive pool funding level by the sum of target incentives.

Below is more detail on how we calculated the incentive pool for 2019 for named executive officers and other senior executive officers

Part 1: SHUSA Quantitative Score	101.2%
1. Quantitative Score: The quantitative score is a mathematically derived score based on our achievement of pre-determined metrics (which we reflect in Table 1 below under the heading "Quantitative Metrics").
In collaboration with Santander, we pre-assign each metric with a weight and a goal. Then Santander calculates the percentage credit towards the quantitative score for each metric by multiplying its percentage weight by its percentage achievement. Except for capital contribution, quantitative metrics are capped to a maximum achievement of 150%. A minimum threshold of 75% of the target is required for each of the quantitative metrics; if the results are below the threshold, the score for that metric defaults to 0%. Finally, we add the percentages to derive the total quantitative score.
For 2019, our total quantitative score was 101.2%.
Table 1: Quantitative Metrics - SHUSA Incentive Pool Funding Scorecard

Category		Weight	Metric	Weight	% Achievement
CUSTOMERS		20.0%	Net Promoter Score / Customer Satisfaction	10.0%	110.00%
			Number of Loyal Customers	10.0%	109.55%
SHAREHOLDERS	RISK	10.0%	Cost of Credit Ratio (IFRS9)	5.0%	112.73%
			Non-Performing Loans Ratio	5.0%	134.16%
	CAPITAL	20.0%	Contribution to Group Capital	20.0%	85.90%
	PROFITABILITY	50.0%	Net Profit	20.0%	100.66%
			Return on Tangible Equity	30.0%	98.54%
Total Quantitative Score					101.2%

Part 2: SHUSA Qualitative Adjustment	+8.2%

2. Qualitative Adjustment: Santander's Remuneration Committee, in consultation with Santander's and SHUSA's control functions, may, in its discretion, add or subtract up to 25% to or from the quantitative score based on qualitative factors. For 2019, Santander considered five qualitative factors relating to risk, capital sustainability and execution of capital plan, financial results and costs, and certain financial benchmarks.

Santander's Remuneration Committee applied a +8.2% qualitative adjustment to our quantitative score based on its assessment of our progress against these qualitative factors.

Part 3: Adjustments by Santander's Remuneration Committee	—%

3. Adjustments by Santander's Remuneration Committee: Santander’s Remuneration Committee may, in its discretion, make general risk and control adjustments and other exceptional adjustments to the incentive pool funding level. For 2019, Santander did not assign any adjustments to the SHUSA pool for named executive officers and other senior executives.

The evaluation of Santander's categories of quantitative metrics and qualitative factors, which resulted in the Santander bonus pool funding level of 113%, is as follows:

Quantitative Score: 109.2%

•	Customers (weighted 20%): the goals set for net promoter score / customer satisfaction and loyalty were met with a result of 105.2% and 101.3% respectively.

•	Risks (weighted 10%): the quantitative results obtained from the evaluated metrics, cost of credit and NPL ratio provided a result of 106.2% and 108.0% respectively.

•	Capital (weighted 20%): Santander exceeded the capital targets set for the year, providing a result of 147.5%.

•	Profitability (weighted 50%): Ordinary net profit and the ROTE results were 97.6% and 96.0% respectively.

Qualitative Score: +3.8%

•	Santander considered five qualitative factors relating to risk, capital sustainability and executive of capital plan, financial results and costs, and certain financial benchmarks.

•
Santander’s Board Remuneration Committee approved a +3.8% adjustment, which was comprised of two items: +12% qualitative adjustment to the quantitative score based on its assessment of progress against these qualitative factors, and a -8.2% exceptional adjustment proposed by management and supported by the Remuneration Committee and Santander’s Board of Directors to better align variable compensation with a challenging market environment and subsequent attributable profit and shareholder returns.

Setting Incentive Targets: Each of the named executive officers had a pre-set target incentive amount for 2019. During 2019, we increased Mr. Alvarez’s target incentive opportunity from $575,000 to $1,000,000 to reflect his new SHUSA role and responsibilities. The final 2019 target incentive amounts are disclosed in the Incentive Compensation section above. We determined the target incentive awards taking into account market competitive pay, historical pay at Santander, level of duties and responsibilities, individual performance, historical track record within the organization for each individual, impacts of regulatory changes, and our budget. We review these factors at least annually to determine whether adjustments are appropriate. The target incentive amounts for 2019 were subject to our BCTMC and Santander's Remuneration Committee review. In late 2019, we changed the following targets for certain of our named executive officers, which will be used for 2020 performance year target incentive opportunity amounts:

•	Mr. Wennes’s target incentive opportunity was increased from $3,400,000 to $3,850,000 to reflect his new roles as SHUSA CEO and U.S. Country Head.

•	Mr. Alvarez’s target incentive opportunity was increased from $1,000,000 to $1,500,000 to better align his compensation with market practices for his scope of responsibilities.

•	Mr. Griffiths’s target incentive opportunity was increased from $1,660,500 to $1,800,000 to compensate him for his increased role in North America as described above.

Discretionary Pay for Performance Decisions: During the 2019 decision-making process, we used target incentive amounts to establish an initial starting point for the executive. Each named executive officer’s target incentive opportunity was subject to a discretionary adjustment, either upwards or downwards, based on the SHUSA incentive pool funding results and the executive’s individual performance evaluation, to determine an initial proposed incentive amount.

We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific objectives directly related to the named executive officer’s job responsibilities. We describe certain of these measures for each of the named executive officers:

Mr. Wennes

As an inducement to accept our offer of employment, Mr. Wennes’s July 2019 employment letter provided a guaranteed 2019 incentive award of $3.4 million, which he was paid. Given that this was a first year only guaranteed incentive and that he did not begin employment with us until September 2019, he did not have any formal functional objectives for 2019.

Mr. Powell

Mr. Powell’s 2019 functional objectives included, but were not limited to:

•	Deliver budget financials, with a focus on capital generation, net profit, and return on tangible equity, which are all common financial measures in the banking industry.

•	Pursue cross business collaboration, both within the U.S. and abroad, to drive incremental revenue.

•	Complete risk framework implementation.

•	Accelerate progress on outstanding regulatory and control issues, and ensure sustainability of progress made.

•	Define longer-term digital strategy, and launch priority initiatives to digitize customer experience and operations, with a focus on SC and SBNA.

•	Continue to implement a culture of risk management and compliance, and ensure Santander values (including, Simple, Personal and Fair) are embedded.

•	Improve engagement scores.

Due to his resignation as of December 2, 2019, Mr. Powell did not receive an incentive award for the 2019 performance year.

Mr. Alvarez:
Mr. Alvarez’s 2019 functional objectives included, but were not limited to:

•	Deliver 2019 budget financials.

•	Deliver capital contribution targets.

•	Partner with business leadership to support key strategies.

•	Assist in defining longer-term digital strategy and support initiatives to digitize customer experience and operations.

•	Improve compliance and operational risk management.

•	Improve employee engagement and ensure engagement within our communities.

Certain of these objectives reflect Mr. Alvarez’s role as SC CFO until September 16, 2019. Based on his performance results for 2019, we paid Mr. Alvarez approximately 147% of his pro-rated target incentive opportunity. 75% of his award was paid by SC and 25% was paid by SHUSA.

Mr. Dayal

Mr. Dayal’s 2019 functional objectives included, but were not limited to:

•	Deliver 2019 budget financials and meet capital generation targets.

•	Optimize balance sheet to enhance capital, liquidity, and profitability.

•	Continue to build and enhance the profitability and capital allocation framework.

•	Complete Risk Framework implementation.

•	Continue progress on outstanding regulatory and control issues.

•	Execute year two of Santander U.S. integration to improve effectiveness, controls and efficiency.

•	Improve employee engagement and ensure engagement within our communities.

•	Ensure integration with Santander global strategic initiatives and other key Santander initiatives.

Based on his performance results for 2019, we paid Mr. Dayal approximately 111% of his prorated target incentive opportunity. SHUSA paid Mr. Dayal a prorated award based on his nine months of SHUSA service during 2019.

Mr. Griffiths

Mr. Griffiths’s 2019 functional objectives included, but were not limited to:

•	Deliver the 2019 budget financials.

•	Ensure 80% of the IT components related to book of work projects are delivered on time, on budget.

•	Continue migration to the Enterprise Data Warehouse and decommission legacy warehouses.

•	Ensure consistency of information security, data, architecture, and infrastructure strategies/tools across the U.S.

•	Meet regulatory and compliance commitments and ensure closure of audit and regulatory actions by commitment dates.

•	Improve employee engagement and ensure engagement within our communities.

•	Ensure integration with Santander global strategic initiatives and other key Santander initiatives.

Based on his performance results for 2019, we paid Mr. Griffiths approximately 111% of his target incentive opportunity.

Mr. Lipsitz
Mr. Lipsitz’s 2019 functional objectives included, but were not limited to:

•	Ensure proactive, engaged and effective support for business initiatives, relationships, and strategic transactions.

•	Support all strategic regulatory initiatives, including continued progress on outstanding regulatory and control issues.

•	Maintain/enhance compliance functions across U.S. entities.

•	Maintain constructive and effective regulatory relations.

•	Assist with completion of Risk Framework implementation.

•	Support Group initiatives.

Based on his performance results for 2019, we paid Mr. Lipsitz approximately 126% of his target incentive opportunity.

Mr. Wolf

Mr. Wolf’s 2019 functional objectives included, but were not limited to:

•	Deliver 2019 budget financials.

•	Evolve employee communications.

•	Continue roll out of compensation and benefits strategy.

•	Complete roll out of employee networks.

•	Transform learning function.

•	Improve employee engagement scores.

•	Clarify culture principles and continue to implement on a U.S. wide basis.

•	Ensure integration with Santander Group and Group initiatives/CHRO objectives.

Based on his performance results in 2019, we paid Mr. Wolf approximately 114% of his target incentive opportunity.

Mr. Aditya

Mr. Aditya's 2019 functional objectives included, but were not limited to:

•	Deliver on the Risk Control Framework across the U.S.

•	Continue to upgrade the quality of the Risk organization; promote from within and attract top talent from outside the company.

•	Actively participate in cross border initiatives.

•	Develop excellence in the Risk function across all U.S. entities in collaboration with Santander.

•	Improve engagement scores and senior management diversity.

These objectives do not reflect any objectives based on Mr. Aditya’s role as SC CEO, which he assumed in December 2019. Based on his performance results for 2019, we paid Mr. Aditya approximately 124% of his target incentive opportunity.

BCTMC Review and Approval

On December 11, 2019, the BCTMC determined preliminary incentive awards under the Executive Incentive Plan for the named executive officers (other than Mr. Powell, who resigned as of December 2, 2019) subject to validation by Santander’s CEO and Santander's Board of Directors. On January 24, 2020, the BCTMC approved the final incentive awards for the named executive officers. On January 28, 2020, Santander's Board of Directors also approved the final incentive awards for the named executive officers.

Bonus Delivery: We paid awards for 2019 to the named executive officers under the Executive Incentive Plan as short-term and long-term incentive awards payable in a combination of cash and equity. Amounts that we pay in equity as short-term incentive awards are immediately vested and are in the form of Santander ADRs. Amounts that we pay in equity as long-term incentive awards are subject to vesting criteria, as we describe below, and are in the form of restricted Santander ADRs. Any payment made in Santander ADRs under the Executive Incentive Plan is subject to a one-year holding requirement from the grant date (in the case of immediately vested ADRs) or vesting date, if any, of deferred ADRs.
Short-term/Immediate: Under the Executive Incentive Plan, the named executive officers receive the short-term award 50% in cash and 50% in immediately vested Santander ADRs. For 2019, Mr. Alvarez received 50% of his award in immediately-vested Santander ADRs and SC common stock, split proportionately based on the time he spent during 2019 at each company.
Long-term/Deferred: Under the Executive Incentive Plan, a portion of each named executive officer's bonus is deferred depending on the named executive officer's position and/or targeted incentive levels within Santander. For 2019, Santander considers:

•	Mr. Wennes to be a "Category 1" executive, and therefore 60% of his overall bonus award is deferred for five years, and

•	Mr. Dayal to be a "Category 2" executive, and therefore 50% of his overall bonus award is deferred for five years, and

•	Messrs. Alvarez, Griffiths, Lipsitz, Wolf and Aditya to be "Category 3" executives and therefore 40% of their respective overall incentive awards are deferred for three years.

We deliver deferred amounts under the Executive Incentive Plan 50% in cash and 50% in restricted Santander ADRs. A portion of Mr. Alvarez's 2019 award was deferred in Santander ADRs and SC RSUs. The deferred amounts vest over three or five years, depending on the participant’s category (as described above) and the participant remaining employed through the applicable payment date (except in certain limited circumstances). The deferred amounts are subject to the Santander US Malus and Clawback Requirements Policy, which provides for the forfeiture of deferred amounts or recoupment of paid incentives due to detrimental conduct or certain pre-defined financial losses.

The payment of a portion of such deferred amounts is subject to the achievement of certain multi-year performance objectives, which we describe below, during the 2019-2021 period. At the end of the 2021 fiscal year, Santander`s Board will set the maximum amount of each annual payment of the deferred portion subject to such performance conditions for each participant.

Multi-year objectives and metrics for deferred cash and Santander ADRs applicable to the 2019 Executive Incentive Plan are as follows:

a)	Achievement of consolidated EPS growth target of Santander for 2021 versus 2018.

b)	Relative performance of TSR, as we define below of Santander for the 2019-2021 period compared to the weighted TSRs of a peer group of nine financial institutions, which we set forth below.

Santander defines "TSR" as the difference (expressed as a percentage) between the final value of an investment in Santander common stock and the initial value of the same investment. Dividends or other similar items received by a Santander shareholder during the corresponding period of time are treated as if they had been invested in more shares of the same class at the first date on which the dividend or similar item is owed to the shareholder and at the average weighted listing price on that date. To calculate TSR, we use the average weighted daily volume of the average weighted listing prices of Santander common stock corresponding to the 15 trading sessions prior to January 1, 2019 (for the calculation of the initial value), and of the 15 trading sessions prior to January 1, 2022 (for the calculation of the final value).

The Santander peer group is the following 9 financial institutions:

Financial Institutions
Banco Bilbao Vizcaya Argentaria SA
Credit Agricole
ING
Itaú Unibanco Holding SA
Unicredit SpA
HSBC Holdings PLC
Citigroup Inc
BNP Paribas SA
ING Groep NV
In case of changes in the peer group, Santander's Board may adjust the rules of comparison among them or modify the peer group’s composition.

c)	Achievement of the fully-loaded CET1 target ratio of Santander Group for the financial year 2021

In order to verify this target has been met, in general, any potential increase in CET1 deriving from share capital increases will be disregarded. Moreover, Santander may adjust the CET1 ratio, in order to remove the effects of any regulatory change on the calculation rules that may occur through December 31, 2021.

To determine the maximum amount of the deferred portion subject to objectives that, if applicable, must be paid to each participant on the applicable payment date, the original deferred amount will be multiplied by a pre-established coefficient for earnings per share, TSR and CET1, as set forth in Santander guidelines.

SRIP

During 2016, we developed a special regulatory incentive program, which we refer to as the "SRIP," for performance periods 2017, 2018 and 2019. The SRIP was approved by Santander’s Remuneration Committee on June 27, 2016. The SRIP is an addendum to the Executive Incentive Plan, with separate targets and performance metrics. We designed the SRIP to support meeting our U.S. regulatory commitments, an important factor in helping to shape our strategy over the next several years. The SRIP reinforces our regulatory focus, and we intend it to reward those select leaders who drive our success. Each of our named executive officers participates in the SRIP.

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

2019 SRIP:
No SRIP payments were made for 2019. In November 2019, the BCTMC recommended to Santander to extend completion of the third and final set of objectives under the SRIP through December 31, 2020, which the Santander Remuneration Committee later approved. 60% of the SRIP awards previously were paid to the named executive officers. The remaining 40% of the awards may be paid if the third tranche of objectives are met before the end of 2020. Payment will be made within 30 days of the BCTMC and Santander determining that the objectives were met.

Any payments made under the SRIP to our named executive officers are subject to the same payment, deferral, and performance requirements as those applicable to payments made under the Executive Incentive Plan, which we describe above.
Total Results for 2019 Executive Incentive Plan
The following chart summarizes the 2019 Executive Incentive Plan awards for the named executive officers:

Name	Cash			Equity
	Immediate ($)	Deferred ($)	Total ($)	Immediate ($)	Deferred ($)	Total ($)
Mr. Wennes	$680,000	$1,020,000	$1,700,000	$680,000	$1,020,000	$1,700,000
Mr. Powell	$—	$—	$—	$—	$—	$—
Mr. Alvarez	$300,000	$200,000	$500,000	$300,000	$200,000	$500,000
Mr. Dayal	$472,500	$315,000	$787,500	$472,500	$315,000	$787,500
Mr. Griffiths	$555,000	$370,000	$925,000	$555,000	$370,000	$925,000
Mr. Lipsitz	$525,000	$350,000	$875,000	$525,000	$350,000	$875,000
Mr. Wolf	$405,000	$270,000	$675,000	$405,000	$270,000	$675,000
Mr. Aditya	$382,500	$255,000	$637,500	$382,500	$255,000	$637,500

The total cash amount for each named executive officer, both immediate and deferred, is included in the 2019 "Bonus" column in the Summary Compensation Table.
As noted above, the 2019 equity awards are provided in immediate and deferred Santander ADRs (and SC common stock and RSUs for Mr. Alvarez). The number of ADRs is determined using the average weighted daily volume of the average weighted listing prices of shares of Santander on the Madrid Stock Exchange for the 15 trading sessions prior to the Friday (exclusive) of the previous week to January 28, 2020. Since the awards are established in a currency other than the Euro, the amount for immediate payment and deferral applicable is converted to Euros using the average closing exchange rate over the 15 trading sessions prior to the Friday (exclusive) of the previous week to January 28, 2020. For the SC shares/RSUs for Mr. Alvarez, the number of shares/RSUs is determined by dividing the value of the RSU award by the 15-day volume weighted average stock price of an SC share on the NYSE for the 15 trading days beginning with the trading day prior to the grant date. These equity awards were granted in February 2020 after the 2019 performance assessments, and under SEC rules will be reported as 2020 compensation based on their accounting grant date fair values.

Digital Transformation Award Plan

In 2019, Santander adopted a new equity plan called the DTA. Final award values under the DTA were linked to Santander’s achievement of certain digital milestones in 2019, and further considered an eligible employees’ critical skillsets, role in the organization and individual performance. The purpose of the DTA is to attract and retain talent that will advance, accelerate and deepen Santander’s digital transformation, which at the same time will drive long term-share value creation through the achievement of key digital milestones. On January 28, 2020, Mr. Wennes received a 2019 DTA of 68,601 shares of Santander stock and an option to purchase up to 358,638 shares of Santander stock (“share options”). The Santander shares and share options vest over a five-year period, subject to continued employment (with limited exceptions). The shares have a mandatory one-year holding period after vesting. The share options can be exercised over a seven-year option period and have an exercise price equal to the fair market value of the shares on the date of grant. Awards and payments under the DTA are subject to Santander guidelines, which were previously filed with the SEC.

Employment Letters and Other Agreements

We have entered into employment letters with each of our named executive officers to establish key elements of compensation that differ, in some cases, from our standard plans and programs. Santander and we both believe these letter agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these letter agreements below under the caption "Description of Letter Agreements."

Sign-On, Buy-Out and Retention Bonuses

We paid sign-on and buy-out bonuses to certain of the named executive officers in connection with their commencing employment with us. Providing these sign-on and buy-out bonuses is an industry-standard practice that supports the attraction of executives and makes executives whole for forfeited compensation that they would otherwise receive if they had not left their prior employment. The employment letters for Messrs. Wennes, Dayal, Griffiths, Lipsitz, Wolf, and Aditya include buy-out or sign-on bonuses, and were necessary to recruit these individuals from their prior employers. The portion of these bonuses earned and paid in 2019 is included in the 2019 "Bonus" column in the Summary Compensation Table. In certain limited cases, we will grant retention awards to certain of our executive officers as an inducement for them to stay in active service with us. No retention awards were provided to any of the named executive officers in or with respect to 2019. On February 4, 2020, Messrs. Alvarez and Griffiths received retention awards with the following potential payments at the end of March 2021:

Named Executive Officer	Retention Award ($)
Mr. Alvarez	$500,000
Mr. Griffiths	$500,000

Payment of these retention awards is subject to certain SHUSA performance conditions and will be subject to the CRD-IV requirements as set forth above, including the deferral requirements.

Other Compensation

We provide limited perquisites and personal benefits to our named executive officers. The BCTMC has determined that each of these benefits has a valid business purpose. We describe these perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.

Retirement Benefits

Each of the named executive officers is eligible to participate in our qualified defined contribution retirement plan under the same terms as our other eligible employees.
Board Compensation and Talent Management Committee Report

For purposes of Item 407(e)(5) of Regulation S-K, the Board Compensation and Talent Management Committee furnishes the following information. The Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III - Item 11 of this Form 10-K with management. Based upon the Committee’s review and discussion with management, the Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2019.

Submitted by:
T. Timothy Ryan, Jr., Acting Chair
Stephen A. Ferriss
Juan Guitard
Henri-Paul Rousseau
Edith Holiday

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

Board Compensation and Talent Management Committee Interlocks and Insider Participation

•
The following directors served as members of our BCTMC in 2019: T. Timothy Ryan, Jr., Stephen A. Ferriss, Juan Guitard, Edith Holiday, Richard Spillenkothen, Henri-Paul Rousseau and Victor Matarranz. Mr. Guitard is the Head of Internal Audit at Santander and Mr. Matarranz is the Head of Santander’s Wealth Management Division. With these exceptions, no member of the BCTMC (i) was during the 2019 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable SEC rules.

•
None of our executive officers is a member of the compensation committee or board of directors of another entity whose executive officers have served on our Board of Directors or the BCTMC, except that Mr. Powell served as our and SC's director, President and CEO and Mr. Aditya served as our Chief Risk Officer and a director of SC. Neither Mr. Powell nor Mr. Aditya serve on our or the SC BCTMC. Effective as of December 2, 2019, Mr. Alvarez serves as our CFO and a director of SC.

CEO Pay Ratio Disclosure

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO.
For 2019, our last completed fiscal year:

•	the median of the annual total compensation of all our employees (other than Mr. Powell) was $56,583; and

•	the 2019 total compensation of our CEO, based on the combined compensation of Messrs. Powell and Wennes in their roles as our CEO during 2019 and as described further below, was $5,825,869.

Based on this information, for 2019 the ratio of the annual annualized total compensation of our CEO, was 103.0 times that of the median of the annual total compensation of all our other employees.

As permitted by SEC rules, we used the same median employee as identified for 2017, because there have been no significant changes to our workforce or pay design for 2019 that we believe would significantly change our CEO pay ratio results.

The following briefly describes the process we used to identify our median employee for 2017, as well as to determine the annual total compensation of our median employee and Messrs. Powell and Wennes:

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

2.
To identify the "median employee" from our employee population, we used the amount of "gross wages" for the identified employees as reflected in our payroll records for the nine-month period beginning January 1, 2017 and ending October 1, 2017. For gross wages, we generally used the total amount of compensation the employees were paid before any taxes, deductions, insurance premiums, or other payroll withholding. We did not use any statistical sampling techniques.

3.
For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of SEC Regulation S-K, resulting in annual total compensation of $56,583.

4.
In accordance with SEC rules, because we had two individuals serve as our CEO during 2019, the annual total compensation of our CEO is determined as the aggregate of the annual total compensation of Mr. Powell and Mr. Wennes, the two individuals who served as our CEO during 2019, attributable to their service as our CEO. For the annual total compensation of Mr. Powell, we used the amount reported in the "Total" column of our 2019 Summary Compensation Table included in this Form 10-K since all of his 2019 compensation was attributable to his CEO role. The 2019 total compensation of Mr. Wennes, as reported in the Summary Compensation Table included elsewhere in this Form 10-K, was $2,427,034. For purposes of this CEO Pay Ratio Disclosure, given Mr. Wennes’s appointment as our President and CEO on December 2, 2019, we used $345,513 as his annual compensation, which represents his base salary for December 2, 2019 to December 31, 2019 and one-twelfth (1/12th) of the cash portion of his Executive Incentive Plan award. The sum of these amounts for Mr. Powell and Mr. Wennes is $5,825,869.

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

Summary Compensation Table - 2019

Name and Principal Position	Year	Salary(6)	Bonus(7)	Stock Awards(8)	All Other Compensation(9)	Total

Timothy Wennes (1)	2019	$613,269	$1,700,000	$—	$113,765	$2,427,034
Current President and Chief Executive Officer

Scott Powell (2)	2019	$2,850,000	$—	$2,439,835	$190,521	$5,480,356
Former President and Chief Executive Officer	2018	$2,980,769	$2,475,000	$1,417,683	$62,337	$6,935,789
	2017	$2,000,000	$1,447,500	$1,296,202	$32,277	$4,775,979

Juan Carlos Alvarez (3)	2019	$1,007,692	$500,000	$406,561	$88,861	$2,003,114
Current Chief Financial Officer and Principal Financial Officer

Madhukar Dayal	2019	$876,923	$787,500	$1,202,002	$37,077	$2,903,502
Former Chief Financial Officer and Principal Financial Officer	2018	$1,200,000	$1,725,500	$1,102,652	$23,583	$4,051,735
	2017	$1,200,000	$1,625,500	$918,820	$105,974	$3,850,294

Daniel Griffiths	2019	$1,100,000	$1,591,000	$1,028,916	$21,154	$3,741,070
Chief Technology Officer	2018	$1,055,769	$1,737,000	$978,001	$42,419	$3,813,189
	2017	$1,000,000	$1,687,000	$826,939	$597,453	$4,111,392

Michael Lipsitz (4)	2019	$951,923	$875,000	$937,563	$32,269	$2,796,755
Chief Legal Officer

William Wolf (5)	2019	$800,000	$1,095,000	$781,301	$29,385	$2,705,686
Chief Human Resources Officer	2018	$800,000	$1,532,500	$755,080	$23,583	$3,111,163

Mahesh Aditya	2019	$1,480,769	$962,500	$685,620	$14,000	$3,142,889
Former Chief Operating Officer	2018	$1,327,019	$1,113,000	$647,210	$11,000	$3,098,229
	2017	$819,231	$2,125,000	$—	$404,718	$3,348,949

Footnotes:

(1)
Mr. Wennes was hired as the President and CEO of SBNA as of September 16, 2019, was appointed as President and CEO of SHUSA and Santander U.S. Country Head as of December 2, 2019. Therefore, no historical information is presented.

(2)
Mr. Powell served as the President and CEO of SHUSA and SC during 2019 until his resignation on December 2, 2019. Mr. Powell also served as a director of us, SBNA, and SC through that date. Mr. Powell received no compensation for that service as a director. Amounts for 2017, 2018 and 2019 include aggregate compensation that we and SC paid Mr. Powell for his services for our respective companies. For information about the allocation of these amounts, see ""Components of Executive Compensation, Base Salary.""

(3)	Mr. Alvarez was appointed as the Chief Financial Officer of SHUSA on September 16, 2019 and is being reported in this disclosure for the first time. Therefore, no historical information is presented.

(4)	Mr. Lipsitz was not a named executive officer of SHUSA for 2017 or 2018 and therefore no historical information is presented.

(5)	Mr. Wolf became a named executive officer of SHUSA the first time for 2018 and therefore no historical information prior to 2018 is presented.

(6)	Reflects actual base salary paid through the end of the applicable fiscal year. For Mr. Aditya, the 2019 amount in this column includes base salary received from SC in December 2019.

(7)
The amounts in this column for 2019 reflect the cash portion of the bonus awards for performance in 2019 under the Executive Incentive Plan, both immediate and deferred amounts that vest in future years based on fulfillment of time and performance conditions. See "Total Results for 2019 Executive Incentive Plan" in the Compensation Discussion and Analysis above for details on these amounts. The amounts in this column also include any sign-on bonus or equity buy-out amount paid during the year. For 2019, the following named executive officers received equity buy-out amounts under their employment letters as follows: Mr. Wolf, $420,000; Mr. Griffiths, $666,000; and Mr. Aditya, $325,000.

(8)
The amounts in this column for 2019 reflect the grant date fair value of equity-based awards granted in 2019 under the 2018 Executive Incentive Plan determined in accordance with ASC Topic 718 as further detailed in the Grants of Plan-Based Awards Table below. The Company recognizes compensation expense related to stock awards based upon the fair value of the awards on the date of the grant. For Santander ADRs (both vested and deferred), the grant date fair value is based on EUR market purchase price as of the grant date converted to USD using the EUR to USD exchange rate as published on the day prior to the grant, ignoring any risk of forfeiture. In 2017, Santander authorized the application of inflationary adjustments to be applied to deferred cash outstanding on and after December 31, 2017, to maintain our competitive positioning relative to non-regulated companies treatment of deferred compensation. The inflationary adjustments received by the NEOs in each of the reported years are not reflected here. For SC shares and RSUs, see Note 1 and ("Description of Business, Basis of Presentation, and Significant Accounting Policies and Practices-Stock Based Compensation") and Note 16 ("Employee Benefit Plans") of the SC consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 31, 2019. The related expense is charged to earnings over the requisite service period.

SEC rules require the Summary Compensation Table to include in each year’s amount the aggregate grant date fair value of stock awards granted during the year. Typically, we grant equity awards early in the year as part of the Executive Incentive Plan award for prior year performance. As a result, the amounts for equity awards generally appear in the Summary Compensation Table for the year after the performance year upon which they were based and, therefore, the Summary Compensation Table does not fully reflect the BCTMC’s view of its pay-for-performance executive compensation program for a particular performance year. See the discussion under "Bonus Delivery" in the Compensation Discussion and Analysis regarding the 2019 awards of immediate and deferred cash and equity awards for 2019 performance under the 2019 Executive Incentive Plan.

(9)	Includes the following amounts that we paid to or on behalf of the named executive officers in the 2019 fiscal year with respect to service for us:

	Year	Wennes	Powell	Alvarez	Dayal	Griffiths	Lipsitz	Wolf	Aditya

Contribution to Defined Contribution Plan	2019	$—	$14,000	$16,500	$14,000	$—	$14,000	$14,000	$14,000

Relocation Expenses, Temporary Housing, and Spousal Allowance	2019	$74,425	$—	$48,482	$—	$—	$—	$—	$—

Housing Allowance, Utility Payments, and Per Diem	2019	$—	$62,938	$—	$—	$—	$—	$—	$—

Legal, Tax, and Financial Consulting Expenses	2019	$—	$2,030	$—	$—	$—	$—	$—	$—

Tax Reimbursements (*)	2019	$39,340	$53,860	$23,879	$—	$—	$—	$—	$—

Paid Parking	2019	$—	$—	$—	$—	$—	$—	$—	$—

Taxable Fringe Benefits	2019	$—	$—	$—	$—	$—	$—	$—	$—

Self-Managed PTO Payout	2019	$—	$57,693	$—	$23,077	$21,154	$18,269	$15,385	$—

Total	2019	$113,765	$190,521	$88,861	$37,077	$21,154	$32,269	$29,385	$14,000

(*)	Includes amounts paid to gross up for tax purposes certain perquisites and tax payments in accordance with an applicable employment or letter agreement or other arrangement.

Grants of Plan-Based Awards-2019

		Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date

Scott Powell	3/1/2019	$30,014	(1)	$623,691
	3/1/2019	$45,022	(2)	$935,557
	2/21/2019	$74,632	(3)	$352,235
	2/21/2019	$111,948	(4)	$528,352

Juan Carlos Alvarez	3/1/2019	$11,739	(1)	$243,936
	3/1/2019	$7,826	(5)	$162,624

Madhukar Dayal	2/21/2019	$127,341	(3)	$601,001
	2/21/2019	$127,341	(6)	$601,001

Daniel Griffiths	2/21/2019	$130,805	(3)	$617,350
	2/21/2019	$87,203	(7)	$411,565

Michael Lipsitz	2/21/2019	$119,191	(3)	$562,537
	2/21/2019	$79,461	(7)	$375,026

William Wolf	2/21/2019	$99,326	(3)	$468,781
	2/21/2019	$66,217	(7)	$312,519

Mahesh Aditya	2/21/2019	$87,162	(3)	$411,372
	2/21/2019	$58,108	(7)	$274,248

Footnotes:

(1)	Reflects the number of immediately vested SC shares granted in 2019 to the applicable named executive officer under the 2018 Executive Incentive Plan, subject to one-year retention.
(2) Reflects the number of SC RSUs awarded on March 1, 2019 under the 2018 Executive Incentive Plan. These were scheduled to vest on March 1 of each year over a five-year period, in equal installments, with first vesting occurring in 2020 and the final vesting occurring in 2024. The shares vesting in the last three years were subject to performance conditions. Mr. Powell forfeited these RSUs as a result of his departure from SC during 2019.
(3) Reflects the number of immediately vested Santander ADRs granted in 2019 to the applicable named executive officer under the 2018 Executive Incentive Plan subject to one-year retention.

(4)
Reflects the number of Santander ADRs awarded on February 21, 2019 under the 2018 Executive Incentive Plan. These were scheduled to vest on February 21 of each year over a five-year period in equal installments, with first vesting occurring in 2020 and the final vesting occurring in 2024. The shares vesting in the last three years were subject to performance conditions. Mr. Powell forfeited these Santander ADRs as a result of his departure from SHUSA during 2019.

(5)
Reflects the number of SC RSUs awarded on March 1, 2019 under the 2018 Executive Incentive Plan. These vest on March 1 of each year over a three-year period, in equal installments, with first vesting occurring in 2020 and the final vesting occurring in 2022. The shares vesting in the last year are subject to performance conditions.

(6)
Reflects the number of Santander deferred ADRs awarded on February 21, 2019 under the 2018 Executive Incentive Plan. These vest within 30 days of the initial grant date of each year over a five-year period in equal installments, with first vesting occurring in 2020 and the final vesting occurring in 2024. The shares vesting in the last three years are subject to performance conditions.

(7)
Reflects the number of Santander deferred ADRs awarded on February 21, 2019 under the 2018 Executive Incentive Plan. These vest within 30 days of the initial grant date of each year over a three-year period in equal installments, with the first vesting occurring in 2020 and the final vesting occurring in 2022. The shares vesting in the last year are subject to performance conditions.

Outstanding Equity Awards at Fiscal 2019 Year End

	Time Vesting Stock Awards			Equity Incentive Plan Awards
Name	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Timothy Wennes	—		$—	—		$—

Scott Powell	—	(1)	$—	—	(1)	$—

Juan Carlos Alvarez	—		$—	7,826	(2)	$182,894
	2,121	(3)	$49,568	—		$—
	—		$—	13,382	(4)	$55,401
	137	(5)	$566	—		$—
	9,236	(6)	$38,237	—		$—

Madhukar Dayal	—		$—	127,341	(7)	$527,191
	—		$—	63,330	(8)	$262,186
	252	(5)	$1,042	—		$0
	16,971	(6)	$70,258	—		$0

Daniel Griffiths	—		$—	87,203	(4)	$361,020
	—		$—	56,170	(8)	$232,544
	227	(5)	$941	—		$—
	15,273	(6)	$63,230	—		$—

Michael Lipsitz	—		$—	79,461	(4)	$328,969
	—		$—	33,501	(9)	$138,694
	197	(5)	$814	—		$—
	13,198	(6)	$54,641	—		$—

William Wolf	—		$—	66,217	(4)	$274,138
	—		$—	28,911	(9)	$119,692
	169	(5)	$698	—		$—
	11,313	(6)	$46,836	—		$—

Mahesh Aditya	—		$—	58,108	(4)	$240,567
	—		$—	24,781	(9)	$102,593

Footnotes:

(1)	Mr. Powell resigned on December 2, 2019 and as a result forfeited all unvested equity outstanding as of that date.

(2)
SC awarded these RSUs on March 1, 2019 under the 2018 Executive Incentive Plan. They vest on March 1 of each year over a three-year period, in equal installments, with the first vesting in 2020 and the last vesting in 2022. The shares vesting in the last year are subject to performance conditions.

(3)
SC awarded these RSUs on March 1, 2018 under the 2017 Executive Incentive Plan and SRIP. One-third of these shares vested on March 1, 2019, and the remainder will vest within 30 days of the initial grant date, in equal installments, in each year from 2020 through 2021.

(4)
Santander awarded these deferred Santander ADRs on February 21, 2019 under the 2018 Executive Incentive Plan. These vest within 30 days of the initial grant date of each year over a three-year period in equal installments, with the first vesting occurring in 2020 and the final vesting occurring in 2022. The shares vesting in the last year are subject to performance conditions.

(5)
Santander awarded these deferred Santander ADRs on September 26, 2017 as additional shares for all outstanding deferred awards granted prior to December 31, 2017 that vest in 2018 and beyond to account for share dilution resulting from Santander's purchase of Banco Popular in June 2017. The share numbers reflect the 1.49% upward adjustment of all the outstanding deferred shares granted prior to December 31, 2017 that vest in 2018 and beyond, as shown in this table, and follow the vesting schedule applicable to each grant. One-third of these shares vested on February 21, 2018, one-third vested on February 21, 2019 and the remainder will vest within 30 days of the initial grant date in 2020. The shares vesting in the last year are subject to performance conditions, except for the shares listed for Mr. Alvarez, and the number of shares delivered in 2020 depend on the achievement of performance criteria. The performance period for this plan has been completed and the awards were adjusted to 76.3% of initial targeted value, vesting in March 2020.

(6)
Santander awarded these deferred Santander ADRs on February 21, 2017 under the 2016 Executive Incentive Plan. One-third of these shares vested on February 21, 2018, one-third vested on February 21, 2019 and the remainder will vest within 30 days of the initial grant date in 2020. The shares vesting in the last year are subject to performance conditions, except for the shares listed for Mr. Alvarez, and the number of shares delivered in 2020 depend on the achievement of performance criteria. The performance period for this plan has been completed and the awards were adjusted to 76.3% of initial targeted value, vesting in March 2020.

(7)
Santander awarded these deferred Santander ADRs on February 21, 2019 under the 2018 Executive Incentive Plan. These vest within 30 days of the initial grant date of each year over a five-year period in equal installments, with the first vesting occurring in 2020 and the final vesting occurring in 2024. The shares vesting in the last three years are subject to performance conditions.

(8)
Santander awarded these deferred Santander ADRs on February 21, 2018 under the 2017 Executive Incentive Plan and SRIP. One-fifth of these shares vested on February 21, 2019, and the remainder will vest within 30 days of the initial grant date, in equal installments, in each year from 2020 through 2023. The shares vesting in the last three years are subject to performance conditions.

(9)
Santander awarded these deferred Santander ADRs on February 21, 2018 under the 2017 Executive Incentive Plan and SRIP. One-third of these shares vested on February 21, 2019, and the remainder will vest within 30 days of the initial grant date, in equal installments, in each year from 2020 through 2021. The shares vesting in the last year are subject to performance conditions.

Option Exercises and Stock Vested - 2019

	ADR Awards		SC RSU Awards
Name	Number of ADR Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Santander Consumer Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Timothy Wennes	—	$—	—	$—
Scott Powell	188,222	$896,140	34,503	$716,972
Juan Carlos Alvarez	37,771	$180,177	12,799	$265,963
Madhukar Dayal	165,745	$782,254	—	$—
Daniel Griffiths	165,163	$779,507	—	$—
Michael Lipsitz	188,631	$893,057	—	$—
William Wolf	128,830	$608,029	—	$—
Mahesh Aditya	99,553	$469,853	—	$—

Description of Employment Letters

We have entered into employment letters with our named executive officers that were in effect in 2019. We describe below each of the letters providing for termination or change in control benefits and/or one-time bonus payments that were due in the last fiscal year.

Timothy Wennes

We entered into an employment letter agreement with Mr. Wennes dated July 10, 2019 relating to his employment responsibilities as CEO of SBNA.

Mr. Wennes received a sign on bonus of $1,000,000 that was paid on January 17, 2020. Mr. Wennes must repay this amount if he voluntarily terminates employment without good reason or we terminate him for cause (as defined in the employment letter) within 24 months of the payment.

The employment letter provides that Mr. Wennes will receive compensation for his forfeited equity through payments in 2020, 2021 and 2022, in accordance with the original vesting schedule implemented by his prior employer. The total payments as of the date of his employment letter have a value of $3,154,383; each payment will be made in Santander ADRs only. Mr. Wennes must repay a payment if he voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) within 12 months of such payment.

Mr. Wennes was also eligible to receive a 24-month relocation benefit (ending in September 2021) in accordance with our policies.

Under his employment letter, if Mr. Wennes is terminated by us without cause (as defined in the letter) or if he terminates employment with us for good reason (as defined in the letter, including if he terminates employment for good reason within six months before or after a change in control), he will be entitled to the following:

•	52 weeks of base salary, paid in a lump sum;

•	Continued vesting of deferred bonus awards;

•	Continued payment of any remaining equity buy out payments; and

•	No repayment of his sign on bonus or relocation benefits.

Mr. Wennes’s employment letter was revised, effective as of December 2, 2019, to reflect the base salary and target bonus award changes set forth above in connection with his new role. There were no changes to the termination provisions described in this section.

Scott Powell

We entered into an employment letter agreement with Mr. Powell dated September 14, 2018 relating to his employment responsibilities for us, Santander, and SC during the period from January 1, 2018 - December 31, 2019. As set forth above, Mr. Powell resigned as of December 2, 2019.

Juan Carlos Alvarez de Soto
We entered into an employment letter with Mr. Alvarez dated August 12, 2019 and further revised as of February 4, 2020. Our employment letter with Mr. Alvarez does not provide for severance benefits in the context of termination or a change in control or any specific commitments regarding 2019 compensation.
Mr. Alvarez is eligible to receive a 12-month relocation benefit (ending in September 2020) in accordance with our policies and received a one-time net $46,000 lump sum relocation allowance. Mr. Alvarez must repay the full payment if he voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) within 24 months of such payment.

Madhukar Dayal
We entered into an employment letter with Mr. Dayal dated December 9, 2015 that was revised on May 2, 2017. Our employment letter with Mr. Dayal does not provide for severance benefits in the context of termination or a change in control or any specific commitments regarding 2019 compensation. As set forth above, Mr. Dayal is no longer a SHUSA executive officer.
Daniel Griffiths
We entered into an employment letter with Mr. Griffiths dated April 18, 2016 that was further revised on April 10, 2018 and February 4, 2020. Our employment letter with Mr. Griffiths does not provide for severance benefits in the context of termination or a change in control.
The employment letter provides that Mr. Griffiths will receive compensation for his forfeited equity from his prior position, to be paid in four installments totaling $2,500,000, of which the final installment of $666,000 was paid in 2019. Mr. Griffiths must repay this payment if he voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) within 12 months of such payment.
Michael Lipsitz

We entered into an employment letter with Mr. Lipsitz dated as of July 22, 2015, which was further modified by a letter agreement dated December 21, 2016. Our employment letter with Mr. Lipsitz does not provide for severance benefits in the context of termination or a change in control.

William Wolf

We entered into an employment letter with Mr. Wolf dated as of January 7, 2016. Our employment letter with Mr. Wolf does not provide for severance benefits in the context of termination or a change in control.

The employment letter also provides that Mr. Wolf will receive compensation for his forfeited equity, of which the final installment of $420,000 was paid in April 2019. Mr. Wolf must repay $420,000 if we terminate him for cause (as defined in the employment letter) on or before April 2020.

Mahesh Aditya

We entered into an employment letter with Mr. Aditya dated as of February 2, 2017 that was revised on April 28, 2017. Our employment letter with Mr. Aditya does not provide for severance benefits in the context of termination or a change in control.

The employment letter provides that Mr. Aditya will receive $2,175,000 as compensation for his forfeited equity in four installments, of which the final installment of $325,000 was paid in November 2019. Mr. Aditya must repay this final installment if he voluntarily terminates employment or we terminate him for cause (as defined in the employment letter) within 12 months of payment. This repayment obligation remains in place for the final installment until November 2020 notwithstanding Mr. Aditya's new role at SC.
Potential Payments upon Termination or Change in Control

Executive Incentive Plan, SRIP, and Performance Share Plan
Deferred cash and Santander ADRs granted under the Executive Incentive Plan, SRIP, and Performance Share Plan as described in the footnotes under the section captioned "Outstanding Equity Awards at Fiscal 2019 Year End" generally require the participating named executive officer to remain employed until each scheduled vesting date to earn payment for the award. The arrangements, however, permit the award to continue to become earned and payable over the vesting schedule as if the named executive officer had remained employed in the event that the named executive officer terminates employment due to (i) the executive’s death or disability; (ii) an involuntary termination due to reduction in force, divestiture, or acquisition; or (iii) the executive’s retirement. "Retirement" for this purpose means the executive’s termination of employment after attaining a combined age and years of service of at least 60, with at least five years of service and at least age 55. In the case of retirement, the named executive officer must also certify the intent to retire from the for-profit financial services industry for a minimum of 12 months. As of the end of the last fiscal year, none of the named executive officers was eligible for Retirement. The vesting of the awards remains subject to any performance goals, as well as the Santander US Malus and Clawback Requirements Policy, as described under "Long-Term/Deferred" in the Compensation Discussion and Analysis above.

Severance Plan and Agreements
See above regarding the description of severance benefits payable to Mr. Wennes in case of his termination by us without "cause" or by Mr. Wennes for "good reason."
The other named executive officers are covered by our Enterprise Severance Policy. Under this policy, if a named executive officer’s employment is involuntarily terminated by us, other than for unsatisfactory performance or misconduct, the executive is eligible to receive a lump sum severance ranging from 26 to 52 weeks of base salary based on a formula in the policy that depends on the executive’s length of service. As of December 31, 2019, each of the other named executive officers would be eligible for a minimum of 26 weeks of salary under this formula. The named executive officer would also receive three months of premiums under COBRA and six months of outplacement services. The named executive officer must provide us with a release of claims and comply with certain post-employment covenants to be eligible to receive the severance benefits.

Potential Payments Upon Termination or Change in Control
The table below sets forth the value of the benefits (other than payments that were generally available to salaried employees) that would have been due to the named executive officers if they had terminated employment with us on December 31, 2019 based on the arrangements described above.

		Termination for Death	Termination for Disability	Involuntary Termination Other than for Cause	Voluntary Termination or Termination for Cause	Change in Control

Scott Powell	Executive Bonus Program (1)	$—	$—	$—	$—	$—
	Santander Consumer RSUs (2)	$—	$—	$—	$—	$—
	Severance Benefits (3)	$—	$—	$—	$—	$—
	Total	$—	$—	$—	$—	$—
Timothy Wennes	Executive Bonus Program (1)	$—	$—	$—	$—	$—
	Severance Benefits (3)	$—	$—	$5,511,700	$—	$—
	Total	$—	$—	$5,511,700	$—	$—
Juan Carlos Alvarez	Executive Bonus Program (1)	$438,061	$438,061	$438,061	$—	$—
	Santander Consumer RSUs (2)	$232,461	$232,461	$232,461	$—	$—
	Severance Benefits (3)	$—	$—	$561,700	$—	$—
	Total	$670,522	$670,522	$1,232,222	$—	$—
Madhukar Dayal	Executive Incentive Plan (1)	$2,037,239	$2,037,239	$2,037,239	$—	$—
	Severance Benefits (3)	$—	$—	$611,700	$—	$—
	Total	$2,037,239	$2,037,239	$2,648,939	$—	$—
Daniel Griffiths	Executive Incentive Plan (1)	$1,576,144	$1,576,144	$1,576,144	$—	$—
	Severance Benefits (3)	$—	$—	$561,700	$—	$—
	Total	$1,576,144	$1,576,144	$2,137,844	$—	$—
Michael Lipsitz	Executive Incentive Plan (1)	$1,227,664	$1,227,664	$1,227,664	$—	$—
	Severance Benefits (3)	$—	$—	$486,700	$—	$—
	Total	$1,227,664	$1,227,664	$1,714,364	$—	$—
William Wolf	Executive Incentive Plan (1)	$1,037,404	$1,037,404	$1,037,404	$—	$—
	Severance Benefits (3)	$—	$—	$411,700	$—	$—
	Total	$1,037,404	$1,037,404	$1,449,104	$—	$—
Mahesh Aditya	Executive Incentive Plan (1)	$808,361	$808,361	$808,361	$—	$—
	Severance Benefits (3)	$—	$—	$749,200	$—	$—
	Total	$808,361	$808,361	$1,557,561	$—	$—
Footnotes:

(1)
Amounts shown for the Executive Incentive Plan are the value of deferred cash and Santander ADRs under the Executive Incentive Plan and/or SRIP as of December 31, 2019 (based on the NYSE closing price of SAN ADRs on that date). As noted above, payment of deferred amounts is made in accordance with the original vesting schedule and subject to all performance conditions, as if employment had not been terminated.

(2)
Amounts shown for the SC RSUs are the value of unvested SC RSUs as of December 31, 2019 (based on the closing price of the SC common stock on that date).  As noted above, payment of the RSUs is made in accordance with the original vesting schedule and subject to all performance conditions, as if employment had not been terminated.  The "Change in Control" column shows amounts payable in the event of a change in control of SC (if the RSUs are not assumed, converted or replaced in the transaction) or upon a termination of employment without cause or with good reason within two years after a change in control of SC (if the RSUs are assumed, converted or replaced in the transaction).

(3)
Amounts shown are as follows: (i) for Mr. Wennes, in accordance with his employment letter described above, 52 months of base salary, plus payment of his 2019 guaranteed bonus in the amount of $3.4 million (in cash and equity paid in accordance with the applicable deferral vesting schedule and subject to all performance conditions, as if employment had not been terminated), plus the estimated value of three months of COBRA premiums and six months of outplacement services; and (ii) for each of the other named executive officers, in accordance with the Enterprise Severance Policy as described above, 26 weeks of salary plus the estimated value of three months of COBRA premiums and six months of outplacement services.

Director Compensation in Fiscal Year 2019
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

Director Compensation Program
Our 2019 Director Compensation Program for service on our Board and the SBNA Board included payment of the following amounts, quarterly in arrears, to our non-executive directors:

•	a $150,000 cash retainer annually; plus

•	a $20,000 supplement as an additional cash retainer annually, if the director also serves as a director of SBNA or of SC; plus

•	$70,000 in cash annually, if the director serves as chair of our Risk Committee, Audit Committee or BCTMC; plus

•	$35,000 in cash annually if the director serves as chair of SBNA’s or SC’s Risk Committee, Audit Committee or BCTMC; plus

•	$20,000 in cash annually if the director serves as a non-chair member of our Nominations Committee, Risk Committee, Audit Committee, or BCTMC; plus

•
$5,000 in cash annually if the director also serves as a non-chair member of SBNA’s or SC’s Risk Committee, Audit Committee or BCTMC or SBNA’s Nominations and Executive Committee or SC’s Executive Committee.

The BCTMC is scheduled to next review our Director Compensation Program during the first half of 2020. At the present time, we do not expect that the compensation program for non-executive directors will materially change.

The following table sets forth a summary of the compensation that we paid to each director for service as a director of SHUSA and its subsidiaries for 2019:

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	Total (1)
Stephen Ferriss (3)	$415,000	$50,000	$465,000
Alan Fishman(4)	$390,000	$—	$390,000
Thomas S. Johnson(5)	$290,000	$—	$290,000
Henri-Paul Rousseau(6)	$327,500	$—	$327,500
T. Timothy Ryan, Jr.(7)	$1,450,000	$—	$1,450,000
Richard Spillenkothen(8)	$127,083	$—	$127,083
Edith Holiday(9)	$193,751	$50,000	$243,751

Footnotes:

(1)	Reflects amounts earned in 2019.

(2)
Reflects awards of RSUs payable in shares of SC Common Stock granted for service on the Board of SC. The RSUs will vest on the earlier of (i) the first anniversary of the grant date, and (ii) SC’s first annual shareholders' meeting following the grant date. Reflects the aggregate grant date fair value computed in accordance with ASC Topic 718, based on the closing price of SC Common Stock on the applicable grant date. Refer to Note 18 of the Consolidated Financial Statements contained in this Form 10-K for a discussion of the relevant assumptions used to account for these awards.

(3)
Mr. Ferriss received $100,000 for service as the Chair of Santander BanCorp, which amount is included in the above table. The table also includes cash compensation of $230,000 and $55,000 that Mr. Ferriss earned for service on the Boards of SC and BSI, respectively. As of December 31, 2019, Mr. Ferriss held 2,129 of outstanding, unvested SC RSUs and 5,207 of outstanding, vested options to purchase shares of SC Common Stock.

(4)	Includes cash compensation of $180,000 and $100,000 that Mr. Fishman earned for service on the Board of SBNA and as the Chair of SIS, respectively.

(5)	Includes cash compensation of $95,000 that Mr. Johnson earned for service on the SBNA Board.

(6)	Includes cash compensation of $179,583 that Mr. Rousseau earned for service on the SBNA Board.

(7)	Includes cash compensation of $450,000 and $100,000 that Mr. Ryan earned as Chair of the Boards of SBNA and BSI, respectively.

(8)	Mr. Spillenkothen retired from our Board and the SBNA Board on May 10, 2019. Includes cash compensation of $45,833 that Mr. Spillenkothen earned for service on SBNA’s Board.

(9)
Ms. Holiday was appointed to our Board on December 11, 2019. Includes cash compensation of $190,000 that Ms. Holiday earned for service on the Board of SC. As of December 31, 2019, Ms. Holiday held 2,129 of outstanding, unvested SC RSUs.

Agreement with Mr. Ryan

Mr. Ryan serves as our non-executive chair. We and SBNA entered into an agreement with Mr. Ryan as of December 1, 2014 to serve as our and SBNA’s chair. The initial term of the agreement was for three years through November 30, 2017 and was extended by us, SBNA, and Mr. Ryan for additional terms through 2019. Under this agreement, for years prior to 2020, we paid Mr. Ryan an annual cash retainer of $900,000 for serving as our chair and SBNA paid him an annual $450,000 cash retainer for serving as SBNA’s chair.

On December 30, 2019, we and SBNA entered into an amended and restated agreement with Mr. Ryan. The amended and restated agreement provides for an additional one-year term through November 30, 2020. The amended and restated agreement also provides for a reduced annual cash retainer of $750,000 for serving as our chair and a reduced retainer of $250,000 for serving as SBNA’s chair. The amended and restated agreement provides that we and SBNA could, at our option, propose to extend the term of Mr. Ryan’s service for additional terms.

Under the amended and restated agreement, Mr. Ryan is subject to a non-solicitation obligation while serving on our and SBNA’s boards. In addition, the amended and restated agreement includes a restriction on Mr. Ryan’s ability to compete with us, the Bank and Santander for 3 years following termination of his role as chair.

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

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2019, 2018 and 2017, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000. Item 13 should be read in conjunction with Note 21 of the Company's Consolidated Financial Statements.

Santander Relationship: Santander owns 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2019, 2018 and 2017 fiscal years between SHUSA or the Bank and their respective affiliates, on the one hand, and Santander or its affiliates, on the other hand.

Please refer to Note 21 of the Company's Consolidated Financial Statements for contributions from Santander during the year.

Loan Sales

During 2017, SBNA sold $372.1 million of commercial loans to Santander. The sale resulted in $2.4 million of net gain for the year ended December 31, 2017, which is included in Miscellaneous income, net in the Consolidated Statements of Operations.

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2019 and 2018, the average unfunded balance outstanding under these commitments was $92.5 million and $82.7 million, respectively.

Debt and Other Securities

As of December 31, 2019, 2018 and 2017, SHUSA had $10.1 billion, $8.5 billion and $8.7 billion, respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock. As of such dates, Santander owned approximately 0.2%, 0.4% and 1.6% of these securities, respectively.

Derivatives

The Company has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2019, 2018 and 2017, the aggregate notional amounts of $4.6 billion, $2.7 billion and $2.1 billion, respectively, were completed in which Santander and its subsidiaries and affiliates participated.

Service Agreements

The Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in 2019 in the amount of $10.2 million, $5.4 million in 2018 and $3.7 million in 2017. There were no payables in connection with this agreement for the years ended December 31, 2019 or 2018. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2019 in the amount of $1.7 million, $1.8 million in 2018 and $3.3 million in 2017. The Company had no payables in connection with this agreement in 2019 or 2018. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $1.4 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2019, and $1.9 million and $1.1 million in 2018 and 2017, respectively. There were no payables in connection with this agreement in 2019 or 2018. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.

•
Santander Global Technology S.L. is under contract with the Company to provide information technology development, support and administration, with fees for these services paid in 2019 in the amount of $2.8 million, $38.7 million in 2018 and $77.9 million in 2017. In addition, as of December 31, 2019 and 2018, the Company had payables for these services in the amounts of $0.2 million and $0.8 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
Santander Global Technology is also under contract with the Company to provide professional services and administration and support of information technology production systems, telecommunications and internal/external applications, with fees for these services paid in 2019 in the amount of $20.9 million, $74.9 million in 2018 and $110.7 million in 2017. In addition, as of December 31, 2019 and 2018, the Company had payables for these services in the amounts of $15.6 million and $18.1 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
In addition, Santander Global Technology is under contract with the Company to provide information technology development, support and administration, with fees paid in the amount of $113.2 million in 2019 and $5.5 million in 2018. As of December 31, 2019 and 2018, the Company had payables with Santander Global Technology in the amounts of $5.6 million and $21.9 million for these services. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.

•
During the year ended December 31, 2019 and 2018, the Company paid $15.4 million and $17.1 million to Santander for the development and implementation of global projects as part of group expense allocation.

•	During the year ended December 31, 2019, the Company paid $3.9 million in rental payments to Santander, compared to $3.9 million in 2018 and $11.2 million in 2017.

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

Revolving Agreements

SC had a committed revolving credit agreement with Santander that can be drawn on an unsecured basis. This facility was terminated during 2018. During the years ended December 31, 2019, December 31, 2018 and December 31, 2017, SC incurred interest expense, including unused fees of $0.0 million, $11.6 million and $51.7 million, respectively.

In 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of $0.4 million, $5.0 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, SC had $0.0 million and $1.9 million of fees payable to Santander under this arrangement.

Securitizations

SC entered into a MSPA with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. SC provides servicing on all loans originated under this arrangement.

Other information relating to SPAIN securitization platform for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	December 31, 2019	December 31, 2018
Servicing fee income	$29,831	$35,058
Loss (Gain) on sale, excluding lower of cost of market adjustments (if any)	—	20,736
Servicing fees receivable	1,869	2,983
Collections due to Santander	8,180	15,968

Origination Support Services

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, SC has agreed to perform the servicing for any loans originated on SBNA’s behalf. For the years ended December 31, 2019 and 2018, SC facilitated the purchase of $7.0 billion and $1.9 billion of RICs, respectively. Under this agreement, SC recognized referral and servicing fees of $58.1 million and $15.5 million for the year ended December 31, 2019 and 2018, of which $2.1 million was receivable and $4.9 million was payable to SC as of December 31, 2019 and 2018, respectively.

Other related-party transactions

•
As of December 31, 2019, Jason A. Kulas and Thomas Dundon, both former members of SC's Board of Directors and CEOs of SC, each had a minority equity investment in a property in which SC leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2019, 2018 and 2017 SC recorded $5.3 million, $4.8 million and $5.0 million, respectively, in lease expenses on this property. Future minimum lease payments over the seven-year term of the lease, which extends through 2026, total $48.5 million.

•
SC's wholly-owned subsidiary SCI, opened deposit accounts with BSPR, an affiliated entity. As of December 31, 2019 and 2018, SCI had cash (including restricted cash) of $8.1 million and $8.9 million, respectively, on deposit with BSPR. This transaction eliminates in the consolidation of SHUSA.

•
SC has certain deposit and checking accounts with SBNA. As of December 31, 2019 and 2018, SC had a balance of $33.7 million and $92.8 million, respectively, in these accounts. This transaction eliminates in the consolidation of SHUSA.

Entities that transferred to the IHC have entered into or were subject to various agreements with Santander or its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•
BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2019, BSI had short-term borrowings from unconsolidated affiliates of $1.8 million, compared to $59.9 million as of December 31, 2018. BSI had cash and cash equivalents deposited with affiliates of $6.8 million and $46.2 million as of December 31, 2019 and December 31, 2018, respectively. BSI had foreign exchange rate forward contracts with affiliates as counterparties with notional amounts of approximately $1.9 billion and $1.5 billion as of December 31, 2019 and December 31, 2018, respectively. BSI held deposits from unconsolidated affiliates of $118.4 million and $55.7 million as of December 31, 2019 and December 31, 2018, respectively. At December 31, 2019 and 2018, loan participations of $714.2 million and $195.8 million, respectively, were sold to BSSA without recourse.

•
SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers due to Santander at December 31, 2019 was $1.9 billion, compared to $1.0 billion at December 31, 2018.

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

As part of its banking business, the Bank also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank’s business, are on substantially the same general terms (including interest rates, collateral and repayment terms) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain loans to directors and employees of SHUSA and the Bank, including SHUSA’s executive officers, are priced at up to a 0.25% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured, or potential problem loans. Loans to directors and executive officers required to be disclosed under Item 404(b) of Regulation S-K were as follows:

•
An adjustable rate first mortgage loan to Federico Papa, a former executive officer of the Bank, in the original principal amount $995,000. The current interest rate on this loan was 2.00%. For 2019, the highest outstanding balance was $472,284, and the balance outstanding at December 31, 2019 was zero. Mr. Papa paid $472,284 in principal and $13,284 in interest on this loan in 2019. For 2018, the highest outstanding balance was $488,014, and the balance outstanding at December 31, 2018 was $472,284. Mr. Papa paid $15,730 in principal and $9,617 in interest on this loan in 2018. For 2017, the highest outstanding balance was $503,432, and the balance outstanding at December 31, 2018 was $488,014. Mr. Papa paid $15,418 in principal and $9,928 in interest on this loan in 2017.

•
A fixed-rate first mortgage loan to Kenneth Goldman, a former executive officer, in the original principal amount of $824,000. The interest rate on this loan was 2.875%. For 2019, the highest outstanding balance was $703,742, and the balance outstanding at December 31, 2019 was zero. Mr. Goldman paid $703,742 in principal and $11,933 in interest on this loan in 2019. For 2018, the highest outstanding balance was $725,893, and the balance outstanding at December 31, 2018 was $703,742. Mr. Goldman paid $22,151 in principal and $22,292 in interest on this loan in 2018. For 2017, the highest outstanding balance was $745,738, and the balance outstanding at December 31, 2017.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2019 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2019(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$10,245	$8,150	$3,983	$22,378
Audit-Related Fees (3)	455	900	128	1,483
Tax Fees (4)	425	150	—	575
All Other Fees (5)	13	7	—	20
Total Fees	$11,138	$9,207	$4,111	$24,456
(1) Represents proposed fees approved by the Audit Committee.
(2) Audit fees include fees associated with the annual audit of financial statements and the audit of internal control over financial reporting, reviews of the interim financial statements included in quarterly reports and statutory/subsidiary audits.
(3) Audit-related fees principally include attestation and agreed-upon procedures which address accounting, reporting and control matters, consent to use the Company's report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2018.

Fiscal Year Ended December 31, 2018(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,441	$7,450	$3,216	$20,107
Audit-Related Fees (3)	392	975	142	1,509
Tax Fees (4)	269	332	—	601
All Other Fees(5)	438	7	—	445
Total Fees	$10,437	$8,764	$3,358	$22,662
(1) Audit fees for 2018 have been adjusted reflect amounts billed in 2019 related to 2018 audits.
(2) Audit fees include fees associated with the annual audit of financial statements and the audit of internal control over financial reporting, reviews of the interim financial statements included in quarterly reports and statutory/subsidiary audits.
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2019, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2019.

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

(b)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 001-16581)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 001-16581)

(3.5)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 3, 2017) (Commission File Number 001-16581)

(3.6)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed August 12, 2019) (Commission File Number 001-16581)

(3.7)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2012) (Commission File Number 001-16581)

(3.8)
Bylaws of Santander Holdings USA, Inc. as amended on May 23, 2019 (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed May 23, 2019 (Commission File Number 001-16581)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

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

(21.1)	Subsidiaries of Santander Holdings USA, Inc. (Filed herewith)

(23.1)	Consent of PricewaterhouseCoopers LLP (Santander Holdings USA, Inc.) (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101.INS)	Inline XBRL Instance Document (Filed herewith)

(101.SCH)	Inline XBRL Taxonomy Extension Schema (Filed herewith)

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase (Filed herewith)

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

ITEM 16 - FORM 10-K SUMMARY

None applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 11, 2020	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 11, 2020	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wennes Timothy Wennes	Director, President Chief Executive Officer (Principal Executive Officer)	March 11, 2020

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 11, 2020

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 11, 2020

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 11, 2020

/s/ Javier Maldonado Javier Maldonado	Director	March 11, 2020

/s/ Thomas S. Johnson Thomas S. Johnson	Director	March 11, 2020

/s/ Ana Botin Ana Botin	Director	March 11, 2020

/s/ Stephen A. Ferriss Stephen A. Ferriss	Director	March 11, 2020

/s/ Alan Fishman Alan Fishman	Director	March 11, 2020

/s/ Juan Guitard Juan Guitard	Director	March 11, 2020

/s/ Hector Grisi Hector Grisi	Director	March 11, 2020

/s/ Edith Holiday Edith Holiday	Director	March 11, 2020

/s/ Guy Moszkowski Guy Moszkowski	Director	March 11, 2020

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 11, 2020